Form 10-K
period 1993-12-31
GLATFELTER P H CO
filed 1994-03-25
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                              Commission file number
December 31, 1993                                            1-3560

                          P. H. GLATFELTER COMPANY
           ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                            23-0628360
- ---------------------------------                               --------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)
       228 S. Main Street
  Spring Grove, Pennsylvania                                        17362
- ---------------------------------                               --------------
   (Address of principal                                          (Zip Code)
     executive offices)


Registrant's telephone number,                                  (717) 225-4711
      including area code                                       --------------


Securities registered pursuant to Section 12(b) of the Act:


    Common Stock                            American Stock Exchange Inc.
- ----------------------             -------------------------------------------
(Title of each class)              (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                    None
                               --------------
                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] [Check]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates at March 2, 1994 was $447,110,330.

Common Stock outstanding at March 2, 1994: 43,987,328 Shares


                      DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the following documents are incorporated by reference in this Report on Form 10-K.

          1.   Proxy Statement dated March 17, 1994 (Part III)

                                     PART I
                                     ------


Item 1.   Business.
- ------    --------

          The Registrant, a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. On January 30, 1979 the Registrant acquired by merger Bergstrom Paper Company ("Bergstrom") with paper mills located in Wisconsin and Ohio. The Ohio mill was sold on September 10, 1984. On May 7, 1987 the Registrant acquired all of the outstanding capital stock of Ecusta Corporation ("Ecusta") with a paper mill located in North Carolina and other operations in North Dakota, Canada and Australia. Ecusta was merged into and became a division of the Registrant on June 30, 1987.

          The Registrant's present papermaking operations are located in Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin. It manufactures printing papers and tobacco and other specialty papers. The Registrant's products are used principally for case bound and quality paperback books, commercial and financial printing, converting and cigarette manufacturing.

          The Registrant sells its products throughout the United States and in a number of foreign countries. Net export sales in 1993, 1992 and 1991 were $38,577,000, $48,830,000 and $60,311,000, respectively. In 1993, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to cigarette manufacturers, financial printers and converters generally were made directly. No single user of the Registrant's products accounted for more than 10% of the Registrant's 1993 net dollar sales. In 1993, the Registrant did not supply tobacco paper products to the domestic tobacco operations of Philip Morris Companies, Inc., in accordance with a decision communicated by Philip Morris to the Registrant on October 29, 1992. Philip Morris had been one of Registrant's six domestic customers for tobacco paper products. Sales to Philip Morris amounted to 7.5% of the Registrant's total sales in 1992. During 1993, the Registrant succeeded in redirecting the lost Philip Morris product volume to printing paper customers. However, these sales were not as profitable as sales to Philip Morris in 1992. In addition, due to increased competitive pressure and cost-cutting measures within the tobacco industry, sales to remaining tobacco paper customers in 1993 were less profitable than in 1992. As a result, the 1993 profit performance of the Registrant's Pisgah Forest mill was sharply below that of 1992. The Registrant continues its efforts to maximize utilization of its Pisgah Forest mill assets by attempting to direct sales volume to its most profitable grades and by controlling costs. Even with these efforts, the 1994 profit performance of the Pisgah Forest mill is not expected to improve over that of 1993.

          Set forth below is the amount (in thousands) and percentage of net sales contributed by each of the Registrant's two classes of similar products during each of the years ended December 31, 1993, 1992 and 1991.

                            Year Ended December 31,

               1993             1992             1991
               ----             ----             ----
             Net Sales   %    Net Sales   %    Net Sales   %
             ---------   --   ---------   --   ---------   --

Printing
Papers        $341,528   72%   $348,497   64%   $365,224   64%

Tobacco
and Other
Specialty
Papers         131,981   28%    191,560   36%    202,540   36%
              --------  ---    --------  ---    --------  ---

Total         $473,509  100%   $540,057  100%   $567,764  100%

          Printing and specialty papers are manufactured in each of the Registrant's mills. Tobacco papers are manufactured in the Registrant's Pisgah Forest mill.

          The competitiveness of the markets in which the Registrant sells its products varies. There are numerous concerns in the United States manufacturing printing papers, and no one company holds a dominant position. Capacity in the uncoated free-sheet industry, which includes uncoated printing papers, is expected to increase in the first quarter of 1994. Industry operating rates should improve, particularly in the latter half of the year, once the new capacity is absorbed by the market. In the interim, competition with respect to printing papers is likely to be intense with continuing pressure on prices. In the tobacco papers business, while there is only one significant domestic competitor, there are numerous international competitors. Despite recent events described above, the Registrant remains a major tobacco papers supplier to the domestic tobacco products industry. Declining consumption of cigarettes in the United States, the shift to lower-priced and lower-cost cigarettes and lower-priced tobacco paper products from foreign manufacturers caused tobacco companies to pressure the Registrant to reduce prices, but have not, and are not expected to, affect the Registrant's relative competitive position. Increasing foreign production of tobacco products by U.S. companies may have an adverse effect on the Registrant's overall competitive position. Service, product performance and technological advances are important competitive factors in the Registrant's business. The Registrant believes its reputation in these areas continues to be excellent.

          Backlogs are not significant in the Registrant's business.

          The principal raw material used at the Spring Grove mill is pulpwood. In 1993, the Registrant acquired approximately 83% of its pulpwood from saw mills and independent logging contractors and 17% from Company-owned timberlands. Hardwood purchases constituted slightly more than half of the pulpwood acquired and softwood the balance. Hardwoods are growing in abundance within a relatively short distance of the Registrant's Spring Grove mill. Softwood is obtained primarily from Maryland, Delaware and Virginia. In order to protect its sources of pulpwood, the Registrant has actively promoted conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company, has acquired, and is acquiring, woodlands, particularly softwood growing land, with the objective of having sufficient softwood growing on its lands to provide a significant portion of the Spring Grove mill's future softwood requirements. Wood chips produced from sawmill waste also accounted for a substantial amount of the Registrant's pulpwood purchases for the Spring Grove mill.

          The Neenah mill uses high-grade recycled wastepaper as its principal raw material. There is currently an adequate supply of wastepaper.

          The major raw materials used at the Pisgah Forest mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. Flax has become a less important raw material as a result of the loss of business of Philip Morris (referred to above), since it was the Registrant's major customer for flax-based products. In addition, declining consumption of cigarettes in the United States and the shift to lower-priced and lower-cost cigarettes, which are manufactured using predominately wood pulp-based tobacco papers, has caused further deterioration in demand for flax-based papers. This has necessitated the purchase of additional wood pulp to manufacture products to replace the lost flax-based business. The current supply of flax and wood pulp is sufficient for the present and anticipated future operations at the Pisgah Forest mill.

          Due to sufficient levels of processed flax straw inventory, the Registrant elected not to contract for the purchase of flax straw for 1994. The Registrant's future operations in North Dakota and Canada are contingent upon the Registrant's ongoing review of the demand for and profitability of its flax-based tobacco papers.

          Wood pulp purchased from others comprised approximately 109,000 short tons or 25% of the total 1993 fiber requirements of the Registrant. Wood pulp is currently in more than adequate supply.

          The Registrant is subject to numerous Federal, state and foreign laws and rules and regulations thereunder with respect to solid waste disposal and the abatement of air and water pollution and noise. It has been the Registrant's experience over many years that directives with respect to the abatement of pollution have periodically been made increasingly stringent. During the past twenty years or more, the Registrant has taken a number of measures and spent substantial sums of money both for the installation of facilities and operating expenses in order to abate air, water and noise pollution and to alleviate the problem of disposal of solid waste. In spite of the measures it has already taken, the Registrant expects that compliance with the laws and the rules and regulations thereunder relating to solid waste disposal and the abatement of air and water pollution could become increasingly difficult and that such compliance, when and if technologically feasible, will require additional capital expenditures and operating expenses. For further information with respect to such compliance, reference is made to Item 3 of this report.

          Compliance with government environmental regulations is a matter of high priority to the Registrant. In order to meet environmental requirements, the Registrant has undertaken certain projects, the most significant of which is the Spring Grove pulpmill modernization. The related construction cost for all of these projects, based on presently available information, is estimated to be $34 million in 1994 and $7 million in 1995, including approximately $31 million in 1994 for the Spring Grove pulpmill modernization project. The pulpmill modernization project began in 1990 and is expected to be completed in 1994.
The total cost of the pulpmill modernization project is expected to be $170 million (exclusive of capitalized interest) of which $20 million was expended in 1991 or prior thereto, $48 million in 1992 and $71 million in 1993. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings will be adversely affected to the extent that selling prices cannot be increased to offset incremental operating costs, including depreciation, resulting from such capital expenditures, additional interest expense or the loss of any income which otherwise could have been earned on the amounts expended for environmental purposes. The Registrant does not expect, however, that its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills will have a significant adverse effect on its competitive position.

          The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. It also produces excess electricity which is sold to the local power company under a long-term co-generation contract, which resulted in 1993 net energy sales of $5,602,000. Principal fuel sources used by the Registrant's Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil which in 1993 were used to produce approximately 66%, 27%, 6% and 1%, respectively, of the total energy internally generated at the Spring Grove mill.

          The Pisgah Forest mill generates all of its steam requirements and a majority of its electrical requirements (63% in 1993) and purchases electric power for the remainder. The principal fuel source used at the Pisgah Forest mill is coal (98.5% in 1993).

          The Neenah mill generates all of its steam requirements and a portion of its electric power requirements (13% in 1993) and purchases the remainder of its electric power requirements. Gas and oil were used to produce 81% and 19%, respectively, of the mill's internally generated energy during 1993.

          At December 31, 1993, the Registrant had 3,019 active full-time employees.

          Hourly employees at the Registrant's mills are represented by different locals of the United Paperworkers International Union, AFL-CIO. A labor agreement covering approximately 1,025 employees at the Pisgah Forest mill expires in October 1996. Under this agreement, wages increased 2.75% in 1993 and are to increase 3% in both 1994 and 1995. A five-year labor agreement covering approximately 770 hourly employees in Spring Grove was ratified in 1993 and expires in January 1998. Under this agreement, wages increased by 2.5% in 1993 and are to increase by 3% in each of the four years, 1994 through 1997. In January 1994, a new five-year labor agreement covering Neenah employees (approximately 320) was ratified. Under this agreement, which expires in August 1997, wages increased 2.75% in 1993 and are to increase 3% in each of 1994, 1995 and 1996.

Item 2.   Properties.
- ------    ----------

          The Registrant's executive offices are located in Spring Grove, Pennsylvania, 11 miles southwest of York. The Registrant's paper mills are located in Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin.

          The Spring Grove facilities include seven uncoated paper machines with a daily capacity ranging from 11 to 273 tons and an aggregate annual capacity of about 279,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. A high speed off-machine coater gives the Registrant a potential annual production capacity for coated paper of approximately 48,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove plant capacity. The pulpmill has a production capacity of approximately 550 tons of bleached pulp per day.

          The Pisgah Forest facilities include twelve paper machines, stock preparation equipment and a modified kraft bleached flax pulpmill with thirteen rotary digesters. The annual light weight paper capacity is approximately 98,000 tons. This represents a recent 7,000 ton increase due to a shift from tobacco paper to printing paper. Nine paper machines are essentially identical while the newer three machines have design variations specific for the products produced. Converting equipment includes winders, calendars, slitters, perforators and printing presses.

          The Neenah facilities, consisting of a paper manufacturing mill, converting plant and offices, are located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 156,000 tons, a wastepaper processing and warehousing building, a wastepaper de-inking and bleaching plant, stock preparation equipment, power plant, water treatment and waste treatment plants, and warehousing space. The converting plant contains a paper processing area and warehouse space.

          The Glatfelter Pulp Wood Company, a subsidiary of the Registrant, owns and manages approximately 109,000 acres of land, most of which is timberland.

          The Registrant owns substantially all of the properties used in its papermaking operations except for certain land leased from the City of Neenah under leases expiring in 2050, on which wastewater treatment and storage facilities and a parking lot are located. All of the Registrant's properties, other than those which are leased, are free from any major liens or encumbrances. The Registrant considers that all of its buildings are in good structural condition and well maintained and its properties are suitable and adequate for present operations.


Item 3.   Pending Legal Proceedings.
- ------    -------------------------

          The Registrant does not believe that the environmental matters discussed below will have a material effect on its business or consolidated financial position.

          On May 16, 1989, the Pennsylvania Environmental Hearing Board approved and entered an Amended Consent Adjudication between the Registrant and the Pennsylvania Department of Environmental Resources ("DER") in connection with the Registrant's permit to discharge effluent into the West Branch of the Codorus Creek. The Amended Consent Adjudication establishes limitations on in-stream color, and requires the Registrant to conduct certain studies and to submit certain reports regarding internal and external measures to control the discharge of color and certain other adverse byproducts of chlorine bleaching to the West Branch of the Codorus Creek.

          During 1990 and again in 1991, the Pennsylvania DER proposed to reissue the Registrant's waste water discharge permit on terms with which the Registrant does not agree. The Registrant is contesting these terms. Among those terms is an unacceptable term concerning a suspected discharge of 2,3,7,8 tetrachlorodibenzo-p-dioxin ("dioxin"). At the behest of the United States Environmental Protection Agency ("EPA"), DER has included the Registrant's Spring Grove mill on the list of dischargers submitted to and approved by EPA pursuant to Section 304(l) of the Clean Water Act. EPA has approved that list because EPA suspects that the Spring Grove mill may discharge dioxin in concentrations of concern. The Registrant believes that the Spring Grove mill should not be included on the discharger list.

          The Registrant has been identified by EPA and the Ohio Environmental Protection Agency as one of 34 potentially responsible parties ("PRP") for the clean-up of the Cardington Road Landfill in Montgomery County, Ohio. EPA has selected a remedy estimated to cost approximately $8.2 million and, by letter dated February 9, 1994, demanded that the PRPs perform a remedial design. Appleton Paper, Inc., which purchased the Registrant's West Carrolton, Ohio mill, was previously identified as a PRP and has demanded that the Company indemnify it for costs incurred in connection with this landfill, but did not receive the February 9 letter. On March 25, 1994 the Registrant received notice that the court in Cardington Road Site Coalition v. Snyder Properties,
                         ------------------------------    ------------------
Inc. (Case No. C-3-88-632 S.D. Ohio), a superfund cost recovery action brought
- ----
by the PRPs who implemented the remedial investigation, had authorized the filing of a complaint naming the Registrant as a third-party defendant in such action.

          The Wisconsin DNR has reissued the Registrant's wastewater discharge permit for the Neenah mill on terms unacceptable to the Registrant. The Registrant has requested an adjudicatory hearing on the terms of that permit. The Wisconsin Paper Council is presently engaged in joint negotiation of some issues common to a number of permits issued at the same time to similar mills.

          The Registrant has been named as a fourth-party defendant in an action captioned United States v. Modern Trash Removal of York, Inc., Civil No.
          ---------------------------------------------------
92-0819, pending in the United States District Court for the Middle District of Pennsylvania. The action, brought pursuant to the Comprehensive Environmental Response, Compensation and Liability Act and the Pennsylvania Hazardous Sites Cleanup Act, seeks contribution from the Registrant for its alleged share of past and future costs incurred during the cleanup of the Modern Sanitation Landfill (the "Landfill") located in Windsor and Lower Windsor Townships, York County, Pennsylvania. Modern Trash Removal York, Inc., a subsidiary of Waste Management, Inc., has agreed in principle to defend and to indemnify the Registrant against any liability the Registrant may have with respect to the cleanup of the Landfill. The terms of a definitive agreement are currently being negotiated.


Item 4.   Submission of Matters to a Vote of Security Holders.
- ------    ---------------------------------------------------

          Not Applicable.


Executive Officers of the Registrant.
- ------------------------------------

Executive Officers              Office (a)                   Age
- ------------------              ------                       ---

T. C. Norris            Chairman of the Board,               55
                         President and Chief
                         Executive Officer and
                         Director

R. W. Wand              Vice President -                     54
                         Administration

R. P. Newcomer          Vice President and                   45
                         Treasurer (b)

R. S. Lawrence          Vice President - General             54
                         Manager, Ecusta Division (c)

J. F. Myers             Vice President -                     55
                         Manufacturing Technology (d)


 G. H. Glatfelter II    Vice President - General             42
                         Manager, Glatfelter Paper
                         Division (e)

C. M. Smith             Comptroller (f)                      35

R. S. Wood              Secretary and                        36
                         Assistant Treasurer (g)


          Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are elected at the annual meeting of the Board held immediately after the annual meeting of shareholders.

____________________

(a) Unless otherwise indicated, the offices listed have been held for five or more years.

(b) Mr. Newcomer became Vice President and Treasurer on May 1, 1993. From June 1, 1989 to April 30, 1993 he was Assistant Comptroller. From January 1, 1988 to May 31, 1989 he was Corporate Manager, Budgets and Financial Analysis.

(c) Mr. Lawrence became Vice President - General Manager, Ecusta Division on May 1, 1993. From February 1, 1989 to April 30, 1993 he was Director of Planning, Acquisitions and Governmental Affairs.

(d) Dr. Myers became Vice President - Manufacturing Technology on April 26, 1989. From April 27, 1988 to April 26, 1989, he was Vice President - Manufacturing, Glatfelter Paper Division.

(e) Mr. Glatfelter became Vice President - General Manager, Glatfelter Paper Division on May 1, 1993. From April 1989 until May 1993, he was General Manager, Glatfelter Paper Division. From April 1988 to April 1989, he was Assistant to the Chief Executive Officer.

(f) Mr. Smith became Comptroller on May 1, 1993. From December 1990 to May 1993, he was a Financial Analyst. From January 1988 to December 1990, he was Comptroller for Flagship Cleaning Services, Inc.

(g) Mr. Wood became Secretary and Assistant Treasurer on September 23, 1992. From December 22, 1987 to September 22, 1992 he was Assistant Secretary and Assistant Treasurer.

                                    PART II
                                    -------


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
- ------    ---------------------------------------------------- -----------
          Matters.
          -------

Common Stock Prices and Dividends Paid Information

The table below shows the high and low prices of the Company's common stock on the American Stock Exchange (Ticker Symbol "GLT") and the dividends paid per share for each quarter during the past two years. Stock prices and dividends paid per share have been adjusted to reflect the two-for-one common stock split effected April 22, 1992.


                      1993                        1992
_________________________________________________________________
_________________________________________________________________
Quarter  High       Low      Dividends  High     Low    Dividends
1st    $19 1/8   $16 3/4      $.175   $29 1/2  $26 7/8     $.15
2nd     19 1/2    15 3/4       .175    28 5/8   23         .175
3rd     19        15 3/8       .175    25 1/2   21 1/4     .175
4th     19 1/8    15 1/8       .175    24 3/4   17 3/8     .175


As of December 31, 1993, the Company had 5,030 shareholders of record. A number of the shareholders of record are nominees.



Item 6.   Selected Financial Data.
- ------    -----------------------

          Five-Year Summary of Selected Consolidated Financial Data



                                Year Ended December 31
                  1993        1992       1991        1990       1989
                -------     -------    -------     -------    -------
                        (in thousands except per share amounts)
Net sales      $473,509    $540,057   $567,764    $625,429   $598,777
Income before
 accounting
 changes         20,409(a)   56,544     76,049      88,332     92,864
Income per
 common share
 before
 accounting
 changes       $    .46(a) $   1.27   $   1.67    $   1.88   $   1.93
Total assets    842,087(b)  648,464    630,115     598,842    550,015
Debt            150,000      10,100          _           _      1,100
Cash dividends
 declared per
 common share  $    .70    $    .70   $    .60    $   .575   $    .50


(a) After impact of an after tax charge for unusual items of $8,430,000 or $.19 per share and the effect of an increased federal corporate income tax rate of $3,587,000 or $.08 per share.
(b) Includes an increase of $61,062,000 for the adoption of Statement of Financial Accounting Standard No. 109.



Item 7.   Management's Discussion and Analysis of Financial Condition and
- ------    ------------------------------------------------- -------------
          Results of Operations.
          ---------------------


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

Financial Condition

Liquidity:

During 1993, the primary source of cash and marketable securities was the Company's issuance of $150,000,000 principal amount of its 5 7/8% Notes. The Notes will mature on March 1, 1998, and may not be redeemed prior to maturity. In addition to the proceeds of such issuance, the Company generated $45,380,000 of cash from operations. These funds were used for, among other things, capital spending of $112,820,000, the payment of $30,847,000 in dividends and the retirement of $41,100,000 of short-term debt, $10,100,000 of which was outstanding as of December 31, 1992. During 1993, the Company's cash and cash equivalents increased by $16,089,000. In addition, the Company's marketable securities increased by $27,184,000.

The Company expects to meet all its near and long-term cash needs from internally generated funds, cash, cash equivalents, marketable securities and bank lines of credit, as discussed in Note 12 of the Notes to Consolidated Financial Statements, or a combination of these sources.

Capital Resources:

Capital spending in 1993 of $112,820,000 was $22,504,000 higher than in 1992, due primarily to the Company's pulpmill modernization project at its Spring Grove mill. Capital spending in 1994 is expected to decrease significantly from 1993 due to the completion of the pulpmill modernization project, offset somewhat by an estimated $15,000,000 of cash expenditures related to the purchase and installation of a new turbine generator. The new turbine generator is expected to be operational in the first quarter of 1995 at a total cost in excess of $20,000,000.

Results of Operations

The Company classifies its sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. Significant production capacity increases have occurred in the printing paper industry in 1991, 1992 and 1993. As a result, printing paper prices were down slightly in 1993 compared to 1992. The Company's printing paper volume was up slightly in 1993, as printing paper volume gains at the Pisgah Forest mill offset volume decreases at the Neenah mill.

The trend of declining domestic tobacco consumption continued in 1993, with no change in the trend expected. On October 29, 1992, Philip Morris Companies, Inc. informed the Company that, effective January 1, 1993, it would cease to make purchases from the Company for its domestic tobacco operations. Sales to this customer in 1992 were 7.5% of total sales for the year. The Company's dollar amount of sales of tobacco paper products direct to foreign tobacco product manufacturers declined in 1993 as a result of sharply lower unit prices due to increased foreign competition.

Most of the Company's printing paper sales are directed at the uncoated free-sheet segment of the industry. Industry uncoated free-sheet capacity is expected to increase in the first quarter of 1994. Industry operating rates should improve, particularly in the latter half of the year once the new capacity is absorbed by the market. Product pricing is expected to be relatively flat compared to 1993, with any significant improvements not anticipated until the third or fourth quarter. Profit from operations for the Spring Grove and Neenah mills is expected to decline modestly in 1994 as a result of unchanged selling prices and increases in wood costs, pulp costs, depreciation, salaries, wages and other manufacturing costs.

During 1993, the Company succeeded in redirecting the lost Philip Morris product volume to printing paper customers. These sales were not as profitable as sales to Philip Morris were in 1992. In addition, due to increased competitive pressure and cost-cutting measures within the tobacco industry, sales to remaining tobacco customers in 1993 were less profitable than in 1992. As a result, the 1993 profit performance of the Company's Pisgah Forest mill was sharply below that of 1992. The Company continues its efforts to maximize utilization of its Pisgah Forest mill assets by attempting to direct sales volume to its most profitable grades and by controlling costs. Even with these efforts, the 1994 profit performance of the Pisgah Forest mill is not expected to improve over that of 1993.

Effective January 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pension" ("SFAS No. 106"), No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), and No. 112 "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"). The combined 1993 net of tax charge due to the adoption of these standards was approximately $4.2 million, or $.09 per common share. Note 1(h) of the Notes to Consolidated Financial Statements further describes the expected effects of implementing these Standards.

During 1993, the Company incurred net unusual charges of $13,229,000, or $.19 per common share, due to rightsizing and restructuring costs of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The rightsizing and restructuring costs include provisions for the costs of early retirements and other terminations in 1993 and other one-time net costs relating to the rightsizing and restructuring of the Company's operations.

During 1993, the Company's inventory level increased approximately $10,500,000. This increase was primarily due to an increase in the Company's finished goods inventory. This increase was the result of increased stocking levels to meet customer demand, primarily in the financial printing market. The Company also purchased a large quantity of pulp near the end of 1993 at an attractively low price. This purchase also resulted in an increase in the Company's accounts payable balance at December 31, 1993.

1993 Compared to 1992

Net sales in 1993 decreased $66,548,000 from 1992 with lower tobacco paper sales accounting for 94% of this decrease. Tobacco paper sales were adversely impacted by the loss of the Philip Morris domestic tobacco paper business. Increased competitive pressure and cost-cutting measures taken by the remaining domestic and foreign customers resulted in lower unit prices and lower revenues.

Profit from operations, before restructuring charges, accounting changes, interest income and expense and taxes, was $48,563,000 compared to $90,302,000 in 1992, a decrease of 46.2%.

The Company's Pisgah Forest mill showed a decline in profits from operations of $29,018,000 in 1993 compared to 1992. Net sales decreased $47,707,000 for the reasons noted above.

Profit from operations at the Neenah mill showed a decline of $6,997,000 in 1993 compared to 1992. Net sales declined $8,651,000 in 1993 due primarily to lower sales volume.

The Spring Grove mill had a decrease in its profits from operations of $5,724,000 in 1993 compared to 1992. Net sales were $10,190,000 lower in 1993. The Spring Grove mill had a 4% decrease in average net selling price, primarily as a result of less favorable product mix.

Selling, administrative and general expenses decreased $3,728,000 in 1993, $3,640,000 of which was the result of lower management incentive bonuses and profit sharing expenses.

Net interest income increased by $2,414,000 in 1993 due to increased cash available for investment as a result of the $150,000,000 debt issuance. Interest on debt increased by $2,824,000, net of an increase in capitalized interest of $4,050,000.

1992 Compared to 1991

Net sales in 1992 decreased $27,707,000 from 1991. Lower printing paper sales accounted for 60% of this decrease with lower sales of tobacco and other specialty papers accounting for the balance. Higher unit sales were more than offset by lower unit prices and unfavorable mix changes within both product categories.

In 1992, profit from operations, before net interest income and income taxes, was $90,302,000 compared to $120,912,000 in 1991, a decrease of 25.3%.

The Company's Pisgah Forest mill showed a decline in profit from operations of $12,278,000 in 1992 compared to 1991. Net sales declined $12,814,000 as a result of a less favorable mix of product sales and lower international and domestic tobacco paper sales.

Profit from operations at the Neenah mill showed a decline of $9,999,000 in 1992. Net sales declined $9,187,000 in 1992 due mainly to lower unit prices as volume was virtually the same.

The Spring Grove mill had a decrease in its profits from operations of $8,333,000 in 1992. Net sales were $5,706,000 lower in 1992. Volume increased by 2.1% in 1992, but lower unit prices and a less favorable product mix more than offset the increased volume. Increases in salaries, wages, depreciation and other manufacturing costs were also contributing factors.

Selling, administrative and general expenses decreased by $6,999,000 in 1992; $4,406,000 of which was the result of lower management incentive bonus and profit sharing expenses. The balance was as a result of the Company's ongoing cost control measures.

Net interest income declined by $1,814,000 in 1992 due to reduced investment in interest-bearing securities and lower interest rates.

Effects of Changing Prices

The moderate levels of inflation during recent years have not had a material effect on the Company's net sales, revenues or income from operations. Although the replacement cost of assets increases during inflationary periods, earnings and cash flow can be maintained through an increase in selling prices.

Item 8.   Financial Statements and Supplementary Data.
- ------    -------------------------------------------

Consolidated Statements of Income and Retained Earnings
P. H. Glatfelter Company and subsidiaries
For the Years Ended December 31, 1993, 1992 and 1991

                                                1993      1992        1991
                                              --------- --------   --------
                                                   (in thousands except
                                                    per share amounts)

NET SALES                                     $473,509  $540,057   $567,764
OTHER INCOME:
  Interest on investments and other - net        2,873       459      2,273
  Energy sales - net                             5,602     5,870      6,236
  Gain from property dispositions, etc. - net       21     1,453        727
                                              --------- --------   --------
   Total                                       482,005   547,839    577,000
                                              --------- --------   --------
COSTS AND EXPENSES:
  Cost of products sold                        399,252   422,033    411,771
  Selling, administrative and general expenses  31,317    35,045     42,044
  Interest on debt (Notes 1(g)and 12)            2,824         -
                                              --------- --------   --------
                                               433,393   457,078    453,815
 Unusual items (Note 2)                         13,229         -          -
                                              --------- --------   --------
   Total costs and expenses                    446,622   457,078    453,815
                                              --------- --------   --------
INCOME BEFORE INCOME TAXES
  AND ACCOUNTING CHANGES                        35,383    90,761    123,185
                                              --------- --------   --------
INCOME TAXES (Note 8):
  Current                                        8,167    24,536     43,801
  Deferred                                       3,220     9,681      3,335
  Impact of federal tax rate change              3,587         -          -
                                              --------- --------   --------
   Total                                        14,974    34,217     47,136
                                              --------- --------   --------
INCOME BEFORE ACCOUNTING CHANGES                20,409    56,544     76,049
ACCOUNTING CHANGES (Note 1(h))                  (4,193)        -          -
                                              --------- --------   --------
NET INCOME                                      16,216    56,544     76,049
RETAINED EARNINGS AT BEGINNING OF YEAR         560,388   534,755    485,711
                                              --------- --------   --------
   Total                                       576,604   591,299    561,760
CASH DIVIDENDS DECLARED:
 Common stock (per share: 1993, $.70; 1992, $.70;
  1991, $.60) and preferred stock (Note 3)      30,834    30,911     27,005
                                              --------- --------   --------

RETAINED EARNINGS AT END OF YEAR              $545,770  $560,388   $534,755
                                              ========= ========   ========
INCOME PER COMMON SHARE (Notes 1(b) and 3):
 Income before accounting changes             $    .46  $   1.27   $   1.67
 Impact of accounting changes                     (.09)        -          -
                                              --------- --------   --------
 Net income                                   $    .37  $   1.27   $   1.67
                                              ========= ========   ========



See notes to consolidated financial statements.


Consolidated Balance Sheets
P. H. Glatfelter Company and subsidiaries
December 31, 1993 and 1992


ASSETS
                                                    1993            1992
                                               ----------      ----------
                                                       (in thousands)

CURRENT ASSETS:
  Cash and cash equivalents (Note 1(c))        $   19,182      $    3,093
  Marketable securities (Notes 1(c) and 12)        27,184               -
  Accounts receivable (less allowance for
    doubtful accounts -
    1993, $1,838,000; 1992, $890,000)              34,340          38,540
  Inventories (Note 1(d))                          98,930          88,423
  Prepaid expenses                                  1,305             471
                                               ----------      ----------
    Total current assets                          180,941         130,527
                                               ----------      ----------
PLANT, EQUIPMENT AND TIMBERLANDS AT COST (Notes 1(e), 1(g) and 9):
  Land and buildings                               94,330          82,764
  Machinery and equipment                         626,322         542,915
  Other                                            26,234          27,563
  Less accumulated depreciation                  (296,925)       (265,264)
                                               ----------      ----------
    Total                                         449,961         387,978
  Construction in progress                        154,545          82,403
  Timberlands, less depletion                      16,607          16,389
                                               ----------      ----------
  Plant, equipment and timberlands - net          621,113         486,770
                                               ----------      ----------
OTHER ASSETS (Note 6)                              40,033          31,167
                                               ----------      ----------
          Total                                $  842,087      $  648,464
                                               ==========      ==========
LIABILITIES

                                                    1993            1992
                                               ----------      ----------
                                                       (in thousands)
CURRENT LIABILITIES:
  Short-term bank borrowings (Note 12)         $        -      $   10,100
  Accounts payable                                 39,935          33,430
  Dividends payable                                 7,698           7,711
  Federal, state and local taxes                    4,872           8,275
  Accrued compensation, other expenses
    and deferred income taxes                      28,972          26,335
                                               ----------      ----------
    Total current liabilities                      81,477          85,851
                                               ----------      ----------
LONG-TERM DEBT (Note 12)                          150,000               -
DEFERRED INCOME TAXES (Notes 1(f), 1(h) and 8)    130,509          89,269





OTHER LONG-TERM LIABILITIES (Notes 5 and 7)        38,701          16,295
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
SHAREHOLDERS' EQUITY (Notes 3, 4 and 5):
  Capital Stock:
    4 5/8 % preferred                                   -             250
  Common, $.01 par value; authorized - 120,000,000
    shares; issued (including shares in treasury:
    1993, 10,374,652; 1992, 10,304,707) -
    54,361,980 shares                                 544             544
  Capital in excess of par value                   39,323          38,633
  Retained earnings                               545,770         560,388
                                               ----------      ----------
    Total                                         585,637         599,815
  Less cost of common and preferred
    stock in treasury                            (144,237)       (142,766)
                                               ----------      ----------
  Shareholders' equity                            441,400         457,049
                                               ----------      ----------
          Total                                $  842,087      $  648,464
                                               ==========      ==========

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
P. H. Glatfelter Company and subsidiaries
For the Years Ended December 31, 1993, 1992 and 1991


                                                 1993      1992     1991
                                                 ----      ----     ----
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                     $16,216   $56,544   $76,049
Accounting changes                               4,193         -         -
Items included in net income not using (providing) cash:
 Depreciation and depletion                     38,132    31,893    30,694
 Expense related to employee stock
   purchase plans                                  855       879       800
 (Gain) loss on disposition
   of fixed assets                                (541)     (172)      518
Changes in assets and liabilities:
 Accounts receivable                             4,200     4,237     7,038
 Inventories                                   (10,507)      769    (3,176)
 Other assets and prepaid expenses             (10,919)   (8,074)   (3,774)
 Accounts payable, accrued compensation, other expenses,
   deferred income taxes and other
    long-term liabilities                        7,057    (8,535)      294
 Federal, state and local taxes                 (3,403)   (5,751)   (1,601)
 Deferred income taxes - noncurrent                 97     9,682     3,363
                                               -------   -------   -------
Net cash provided by
 operating activities                           45,380    81,472   110,205
CASH FLOWS FROM INVESTING ACTIVITIES:          -------   -------   -------
Purchase of marketable securities - net        (27,184)        -         -
Proceeds from disposal of fixed assets           1,841     1,213       256
Additions to plant, equipment
 and timberlands                               (112,820) (90,316)  (46,582)
Increase (decrease) in liabilities
 related to fixed asset acquisitions             1,705     3,294    (5,201)
                                               -------   -------   -------
Net cash used in investing activities         (136,458)  (85,809)  (51,527)
                                               -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of long-term debt issuance            150,000         -         -
Borrowing (repayment) of short-term debt       (10,100)   10,100         -
Dividends paid                                 (30,847)  (29,896)  (27,087)
Purchases of common and preferred stock        (4,281)   (19,683)  (17,305)
Employees' contribution - common stock
issued under employee stock purchase plans       2,395     2,149     1,925
                                               -------   -------   -------
Net cash provided by (used in)
 financing activities                          107,167   (37,330)  (42,467)
                                               -------   -------   -------
Net increase (decrease) in cash
 and cash equivalents                           16,089   (41,667)   16,211
CASH AND CASH EQUIVALENTS:
At beginning of year                             3,093    44,760    28,549
                                               -------   -------   -------
At end of year                                 $19,182   $ 3,093   $44,760
                                               =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid For:
 Interest (net of amount capitalized)          $   155   $     -   $     -
  Income taxes                                  11,716    30,354    45,446
                                               =======   =======   =======


See notes to consolidated financial statements.

1. Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accounts of the Company, and its wholly-owned, significant subsidiaries, are included in the consolidated financial statements. All intercompany transactions have been eliminated. Certain reclassifications have been made of previously reported amounts in order to conform with classifications used in the current year.

(b) Earnings per Share

Net income per share of common stock is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (Note 5) outstanding during each year.

The 1993 net income per share of common stock of $.37, as presented in the Consolidated Statements of Income and Retained Earnings, appropriately reflects the negative impact of rightsizing and restructuring charges (Note
2), adopting certain Statements of Financial Accounting Standards (Note 1(h)) and the increase in the federal corporate income tax rate from 34% to 35% (Note 8). The 1993 net income per share of common stock, exclusive of these items, would have been $.73. A reconciliation of these amounts follows:


Net income per share of common
 stock reported                                           $ .37
After tax impact of:
 Rightsizing and restructuring charges                      .19
 Accounting changes                                         .09
Increase in federal corporate income tax rate               .08
                                                        -------
  Net income per share of common stock
   exclusive of the above items                           $ .73
                                                        =======


(c) Cash Equivalents and Investments

The Company considers all highly liquid financial instruments with effective maturities at date of purchase of three months or less to be cash equivalents. Highly liquid financial instruments with maturities in excess of three months but which the Company considers available for sale are classified as marketable securities on the Company's Consolidated Balance Sheets.

Effective January 1, 1994, the Company changed its accounting for investments in debt and equity securities to conform to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). All of the Company's securities are either "available for sale" or "held to maturity" as defined by SFAS No. 115. As noted in Note 1(i), the Company's marketable securities approximate fair value. The adoption of this standard is not expected to have a material impact on the Company's Consolidated Balance Sheets or Consolidated Statements of Income and Retained Earnings.

(d) Inventories

Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories are valued using the last-in, first-out
(LIFO) method, and the supplies inventory is valued principally using the average cost method. Inventories at December 31 are as follows:



                                   1993        1992        1991
                                   ----        ----        ----
                                          (in thousands)
Raw materials                    $37,340     $32,473     $29,329
In-process
 and finished                     33,503      28,039      33,133
Supplies                          28,087      27,911      26,730
                                 -------     -------     -------
Total                            $98,930     $88,423     $89,192
                                 =======     =======     =======



If the Company had valued all inventories using the average cost method, inventories would have been $2,141,000 lower than reported at December 31, 1993, and $1,105,000 and $3,168,000 greater than reported at December 31, 1992 and 1991, respectively. Net income would not have been significantly different than that reported.

At December 31, 1993, the value of the above inventories exceeded inventories for income tax purposes by approximately $27,000,000.

(e) Plant, Equipment and Timberlands

Depreciation is computed for financial reporting on the straight-line method over the estimated useful lives of the respective assets and for income taxes principally on accelerated methods over lives established by statute or Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference.

Maintenance and repairs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the cost and related reserve are eliminated and any resultant gain or loss is included in income.

Depletion of the cost of timber is computed on a unit rate of usage by growing area based on estimated quantities of recoverable material.

(f) Income Tax Accounting

Effective January 1, 1993, the Company changed its policy of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") (Note 8). The Company previously followed Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes". Deferred taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods.

(g) Interest Expense Capitalized

The Company capitalizes interest expense incurred in connection with qualified additions to property. The Company capitalized $4,138,000 and $88,000 of interest in 1993 and 1992, respectively. No interest was capitalized in 1991.

(h) Accounting Changes for Statements of Financial
     Accounting Standards

Effective January 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), and No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The cumulative effect of the accounting changes, net of tax charges (credits) due to the adoption of these Standards, is as follows:


SFAS No. 106                  $ 12,850,000
SFAS No. 112                     1,967,000
SFAS No. 109                   (10,624,000)
                              ------------
                              $  4,193,000
                              ============


SFAS No. 106 requires recognition of the cost of retiree health and insurance benefits during an employee's active service. The cumulative effect, as of January 1, 1993, of the adoption of SFAS No. 106 was a one-time charge for postretirement health care costs of $20,900,000 which, after deferred income tax benefits of $8,050,000, resulted in a 1993 first quarter net charge of $12,850,000.

The Company had previously recognized the cost of postretirement benefits in the period benefits were paid. The effect of this change in accounting for the year ended December 31, 1993 was an additional pre-tax expense of approximately $770,000. The postretirement expense for the years ended December 31, 1992 and 1991 were approximately $1,320,000 and $1,358,000, respectively.

The pro forma effect on operations of this change for the years ended December 31, 1992 and 1991 would have been an additional pre-tax expense of approximately $855,000 and $647,000, respectively.

SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits under certain conditions. Such benefits, relating primarily to disability-related benefits, were not previously recognized by the Company until paid. The cumulative effect as of January 1, 1993 of the adoption of SFAS No. 112 was a provision for accrued postemployment benefits of $3,201,000 which, after deferred income tax benefits of $1,234,000, resulted in a 1993 first quarter net charge of $1,967,000. The pro forma effect on operations of this change for the years ended December 31, 1992 and 1991 would not have been significant.

SFAS No. 109 requires a remeasurement of the Company's Ecusta Division acquisition which results in an increase in the fair value of the acquired assets and the establishment of a deferred income tax liability for the difference between the book and tax values of such assets. The adoption of SFAS No. 109 also resulted in a reversal of deferred income taxes provided during years when the effective income tax rates were higher than those currently in effect. The cumulative effect of these changes was an increase in plant and equipment of approximately $61,062,000; an increase in deferred income taxes of approximately $50,438,000; and a credit to operations as a cumulative effect of the change in method of accounting for income taxes of approximately $10,624,000. The pro forma effect on operations of this change for the years ended December 31, 1992 and 1991, would not have been significant.

(i) Fair Market Value of Financial Instruments

In 1993, the Company adopted SFAS 107, "Disclosures About Fair Value of Financial Instruments". This Statement requires that fair values be disclosed for most of the Company's financial instruments. The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, trade receivables, certain other current assets and long-term debt approximate fair value.

2. Rightsizing and Restructuring (Unusual Items)

During 1993, the Company incurred net pre-tax unusual charges of $13,229,000, including rightsizing and restructuring costs of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The rightsizing and restructuring costs include provisions for the costs of early retirements and other terminations in 1993 and other one-time net costs relating to the rightsizing and restructuring of the Company's operations. The after tax impact of these charges was $8,430,000, or $.19 per common share.

3. Capital Stock

A summary of the number of shares of common stock outstanding follows:


                                  1993           1992           1991
                                  ----           ----           ----
Balance at
beginning of year              44,057,273     44,629,402     45,174,890
Delivery of
  treasury shares:
  Restricted
  common stock
  award plan
  (Note 5)                              -         62,256              -
Employee stock
  purchase plans                  186,955        131,471        101,512
Purchase of stock
  for treasury                   (256,900)      (765,856)      (647,000)
                               ----------     ----------     ----------
Balance at
  end of year                  43,987,328     44,057,273     44,629,402
                               ==========     ==========     ==========


Under the employee stock purchase plans, eligible employees may acquire shares of the Company's common stock at its fair market value. Employees may contribute up to 10% of their compensation, as defined, and the Company will contribute, as specified in the plans, amounts up to 50% of the employee's contribution but not more than 3% of the employee's compensation, as defined.

On September 22, 1993, the Company's Board of Directors called for the redemption of all 3,147 outstanding shares of 4 5/8 % preferred stock. The preferred shares were redeemed on October 27, 1993 for $50.75 per share. The redeemed shares of preferred stock and all shares of preferred stock held in treasury were cancelled on October 27, 1993. At December 31, 1993, the Company had 40,000 shares of preferred stock which are authorized but not issued. A summary of preferred stock follows:


                                                        Cost of
                                 Shares      Treasury   Treasury
                                 Issued      Shares     Stock
                                 ------      ------     -----
                                                        (in thousands)
December 31, 1991                 6,000       2,793    $   85
   1992                           5,000       1,813        54
   1993                               -           -         -


4. Capital in Excess of Par Value

A summary of changes in capital in excess of par value follows:


                               1993        1992       1991
                               ----        ----       ----
                                      (in thousands)

Balance at
  beginning of year       $  38,633   $   37,758   $  36,267

Two-for-one
 common stock split               -         (272)          -
Deficiency
 of compensation value
 net of tax benefits
 under average cost
 of treasury shares
 delivered under restricted
 common stock award
 plan (Note 5 )                   -          (96)          -
Excess of market value
 over average cost of
 treasury shares
 delivered under
 employee stock
 purchase plans                 656        1,225       1,473
Excess of par value
 over cost of preferred
 shares redeemed                 34           18          18
                          ---------   ----------   ---------
Balance at
 end of year              $  39,323   $   38,633   $  37,758
                          =========   ==========   =========


5. Key Employee Long-Term Incentive Plan and Restricted Common Stock Award
Plan

On April 22, 1992, the common shareholders approved the 1992 Key Employee Long-Term Incentive Plan which authorizes the issuance of up to 3,000,000 shares of the Company's common stock to eligible participants. The Plan provides for incentive stock options, non-qualified stock options, restricted stock awards, performance shares and performance units. The Company's 1988 Restricted Common Stock Award Plan (1988 Plan) was simultaneously amended to provide that no further awards of common shares may be made thereunder.

On May 1, 1993, the Company granted to certain key employees non-qualified stock options to purchase an aggregate of up to 940,000 shares of common stock. Subject to certain conditions, beginning on January 1, 1994, the stock options are exercisable for 25% of such common stock and for an additional 25% of such common stock beginning on January 1 of each of the next three years. The stock options, which expire on April 30, 2003, were granted at an exercise price of approximately $18 per share, representing the average of the fair market values of the Company's common stock on April 30, 1993 and May 3, 1993.

During 1988 and 1991, 755,000 and 76,000 shares, respectively, were awarded under the 1988 Plan. Awarded shares will be subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified period of time. Compensation expense equal to the market value of awarded shares on the award date is recognized over the period from the award date to the date the forfeiture provisions lapse. The Company may reduce the number of shares otherwise required to be delivered by an amount which would have a market value equal to the taxes withheld by the Company on delivery. The Company may also, at its sole discretion, elect to pay to the recipients in cash an amount equal to the market value of the shares that would otherwise be required to be delivered. In conjunction with the Company's rightsizing and restructuring, the vesting dates were accelerated to 1993 for 120,000 shares and to 1994 for 28,000 shares.

In 1993, under the 1988 Plan, in lieu of delivering 271,000 shares, the Company elected to pay in cash an amount equal to market value of such shares. On May 1, 1992, 62,256 shares were delivered from treasury (after reduction of 33,744 shares for taxes). On December 1, 1992, the Company paid cash in lieu of delivering 26,000 shares. In 1991, the Company paid cash in lieu of delivering 36,000 shares. Shares awarded under the 1988 Plan cease to be subject to forfeiture as follows: 52,000 in 1994, 182,000 in 1996, and 20,000 in each of 1997, 1998, and 1999.

6. Pension Plans

The Company and its subsidiaries have trusteed, noncontributory pension plans covering substantially all of their employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding met the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $4,205,000, $2,760,000, and $1,868,000 was recognized in 1993, 1992 and 1991, respectively.

As discussed in Note 2, during 1993, the Company incurred rightsizing and restructuring costs, including provisions for the costs of termination benefits. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a charge of $7,978,000 related to early retirement termination benefits. The following table sets forth the status of the Company's plans at December 31, 1993 and 1992:


                                  1993                     1992
                                  ----                     ----
                             Overfunded Underfunded Overfunded Underfunded
                             Plans      Plans       Plans      Plans
                             ---------- ----------- ---------- -----------
                                        (in thousands)

Actuarial present value of
 accumulated benefit
 obligation:

  Vested employees         $(112,271)  $ (10,750)  $ (77,852)  $ (21,856)
  Nonvested employees         (6,427)       (559)       (777)     (1,280)
                           ---------   ---------   ---------   ---------
  Total                    $(118,698)  $ (11,309)  $ (78,629)  $ (23,136)
                           =========   =========   =========   =========

Projected benefit
 obligation for services
 rendered to date          $(135,764)  $ (12,296)  $ (96,896)  $ (24,249)
Plan assets at fair value
 (primarily stocks,
 bonds and cash equivalents) 230,436           -     194,197      13,561
                           ---------   ---------   ---------   ---------
Plan assets in excess of
 (less than)
 projected benefit
 obligation                   94,672     (12,296)     97,301     (10,688)
Unrecognized net (gain)
 loss from past
 experience different
 from that assumed           (45,704)      1,481     (47,259)         55
Unrecognized prior
 service cost                 10,789          33       3,906       3,323
Unrecognized net (asset)
 liability at January 1      (21,240)      3,464     (23,634)      3,857
                           ---------   ---------   ---------   ---------
 Prepaid (accrued) pension
  cost                     $  38,517   $  (7,318)  $  30,314   $  (3,453)
                           =========   =========   =========   =========

Net pension income, excluding unusual charges, includes the following components (in thousands):



                                      1993       1992       1991
                                      ----       ----       ----
Service cost - benefits earned
  during period                    $ (3,462)   $  (3,795)  $   (3,682)
Interest cost on projected
  benefit obligation                 (9,529)      (8,370)      (7,864)
Actual return on plan assets         21,938       19,486       40,307
Net amortization and (deferral)      (4,742)      (4,561)     (26,893)
                                   --------     --------   ----------
 Net pension income                $  4,205    $   2,760   $    1,868
                                   ========    =========   ==========



The assumed rates of discount, increase in long-term compensation levels and expected long-term return on assets were 7.0%, 3.5% and 8.5%, respectively, in 1993 and 7.5%, 3.5% and 8.0%, respectively, in 1992 and 1991.

7. Other Postretirement Benefits

The Company provides certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. As discussed in
Note 1(h), the Company adopted SFAS No. 106, effective January 1, 1993. The plan is not funded; claims are paid as incurred.

The following table sets forth the plan's status as of December 31, 1993:



Accumulated postretirement
benefit obligation:                         (in thousands)
Retirees                                      $   9,978
Fully eligible active plan participants           3,770
Other active plan participants                   11,254
                                              ---------
Accumulated postretirement
 benefit obligation                              25,002
Unrecognized net loss                            (2,384)
                                              ---------
Accrued postretirement benefit cost           $  22,618
                                              =========


Net periodic postretirement benefit cost for 1993 included the following components:


                                              (in thousands)
Service cost                                  $     586
Interest on accumulated
 benefit obligation                               1,587
                                              ---------
Net periodic postretirement
 benefit cost                                 $   2,173
                                              =========

The Company assumes an increase in the annual rate of per capita cost of covered health benefits of 11.0% for 1994 decreasing by approximately 1% per year to 5.5% in 2000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation is 7.0%. An increase in the assumed health care cost trend rate of 1% for each year would increase the December 31, 1993 accumulated postretirement benefit obligation by approximately $1,820,000 and the net periodic postretirement benefit cost by approximately $215,000.

8. Income Taxes

As discussed in Note 1(f), effective January 1, 1993, the Company adopted SFAS No. 109. Under SFAS No. 109, income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

During 1993, federal tax legislation was enacted that significantly changed the Company's 1993 income tax provisions. The principal provision of the new law affecting the Company is an increase in the federal corporate income tax rate from 34% to 35%. Taxes currently payable and deferred tax liabilities increased by $226,000 and $3,361,000, respectively, as a result of the new law. As a result, income tax expense from continuing operations for the year was increased by $3,587,000, causing a reduction in net income by the same amount and a reduction in earnings per share of $.08.

Set forth below are the domestic and foreign components of income before income taxes and accounting changes:




                                       1993        1992         1991
                                       ----        ----         ----
                                              (in thousands)
United States                       $ 33,388    $ 86,405     $ 117,286
Foreign                                1,995       4,356         5,899
                                    --------    --------     ---------
  Total pretax income               $ 35,383    $ 90,761     $ 123,185
                                    ========    ========     =========

The income tax provision consists of the following:


                                       1993        1992         1991
                                       ----        ----         ----
Current:                                      (in thousands)

Federal                             $  6,423    $ 19,688     $  35,202
 State                                 1,060       4,064         7,718
 Foreign                                 684         784           881
                                    --------    --------     ---------
  Total current
   tax provision                    $  8,167    $ 24,536     $  43,801
                                    --------    --------     ---------
Deferred:
 Federal                            $  2,583    $  8,657     $   2,899
 State                                   762       1,145           413
 Foreign                                (125)       (121)           23
                                    --------    --------     ---------
  Total deferred
   tax provision                    $  3,220    $  9,681     $   3,335
                                    --------    --------     ---------
Impact of federal
 tax rate change                       3,587           -             -
                                    --------    --------     ---------
Total income tax provision          $ 14,974    $ 34,217     $  47,136
                                    ========    ========     =========

The net deferred tax amounts reported on the Company's Consolidated Balance Sheet at December 31, 1993 are as follows:



                                  Federal    State     Foreign      Total
                                  -------    -----     -------      -----
                                             (in thousands)


Current liability                   $  5,555   $  713   $     -   $  6,268
Long-term liability                  114,752   14,720     1,037    130,509


Following are components of the net deferred tax balance at December 31, 1993:

                                  Federal    State     Foreign      Total
                                  -------    -----     -------      -----
                                                (in thousands)
Deferred tax assets:
 Current                         $  3,791   $   486   $     -     $  4,277
 Long-term                         13,877     1,781         -       15,658
                                 --------   -------   -------     --------
                                 $ 17,668   $ 2,267   $     -     $ 19,935
                                 ========   =======   =======     ========
Deferred tax liabilities:
 Current                         $  9,346   $ 1,199   $     -     $ 10,545
 Long-term                        128,629    16,501     1,037      146,167
                                 --------   -------   -------     --------
                                 $137,975   $17,700   $ 1,037     $156,712
                                 ========   =======   =======     ========



The tax effects of temporary differences at December 31, 1993 are as follows:



Deferred tax assets:                    (in thousands)
 Reserves                                  $  3,710
 Compensation                                 5,697
 Postretirement pension benefits              8,258
 Postretirement healthcare benefits           1,264
 Other                                        1,006
                                           --------
                                           $ 19,935
                                           ========
Deferred tax liabilities:
 Property                                  $131,667
 Pension                                     11,069
 Inventories                                 10,132
 Other                                        3,844
                                           --------
                                           $156,712
                                           ========

A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35% for 1993, and 34% for 1992 and 1991, to income before income taxes, and the actual provision for income taxes follows:



                                           1993        1992         1991
                                           ----        ----         ----
                                                  (in thousands)
Federal income tax provision
  at statutory rate                    $  12,384    $  30,859   $  41,883
State income taxes, net of
  federal income tax benefit               1,156        3,864       5,705
Tax effect of non-deductible
depreciation - Ecusta property                 -        1,979       1,952
Tax effect of exempt earnings
 of foreign sales corporation               (218)        (568)       (825)
SFAS No. 109 impact of rate increase       2,977            -
Other, including tax-exempt interest      (1,325)      (1,917)     (1,579)
                                       ---------    ---------   ---------
Actual provision for income taxes      $  14,974    $  34,217   $  47,136
                                       =========    =========   =========

9. Commitments and Contingencies

In order to meet environmental requirements, the Company has undertaken certain projects, the most significant of which relates to the modernization of the Spring Grove pulpmill. The related construction cost for all of these projects, based on presently available information, is estimated to be $34 million in 1994 and $7 million in 1995, including approximately $31 million in 1994 for the pulpmill modernization project. The pulpmill modernization project began in 1990 and is expected to be completed in 1994. The total cost of the project is expected to be $170 million (exclusive of capitalized interest) of which $20 million was expended through 1991, $48 million in 1992 and $71 million in 1993.
On October 29, 1992, Philip Morris Companies, Inc. informed the Company that, effective January 1, 1993, it would cease to make purchases from the Company for its domestic tobacco operations. Sales to this customer in 1992 were 7.5% of total sales for the year. During 1993, the Company succeeded in redirecting the lost Philip Morris product volume to printing paper customers. These sales were not as profitable as sales to Philip Morris in 1992. In addition, due to increased competitive pressure and cost-cutting measures within the tobacco industry, sales to remaining tobacco paper customers in 1993 were less profitable than in 1992. As a result, the 1993 profit performance of the Company's Pisgah Forest mill was sharply below that of 1992. The Company continues its efforts to maximize utilization of its Pisgah Forest mill assets by attempting to direct sales volume to its most profitable grades and by controlling costs. Even with these efforts, the 1994 profit performance of the Pisgah Forest mill is not expected to improve over that of 1993.

10. Legal Proceedings

The Company is involved in lawsuits and administrative proceedings under the environmental protection laws and various lawsuits pertaining to other matters. Although the ultimate outcome of these matters cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that they will have a material adverse effect on the Company's financial position or results of operations.

11. Foreign Sales

Net sales in dollars to foreign customers were 8.1%, 9.0% and 10.6% of total net sales in 1993, 1992, and 1991, respectively.

12. Borrowings

The Company has available lines of credit from two different banks aggregating $70,000,000 at interest rates approximating money market rates. In March 1993, the Company issued $150,000,000 principal amount of its 5 7/8% Notes. These Notes will mature on March 1, 1998 and may not be redeemed prior to maturity. Interest on the Notes is payable semiannually on March 1 and September 1. The Notes are unsecured obligations of the Company.

In March 1993, the Company entered into an interest rate swap agreement having a total notational principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5 7/8 % and pays a floating rate, as determined at six-month intervals. The floating rate is 4.0375% for the six-month period ending March 1, 1994. The agreement converts a portion of the Company's debt obligation from a fixed rate to a floating rate basis. During 1993, the Company recognized $2,448,000 of interest income and $1,677,000 of interest expense, resulting in a net credit of $771,000. This net amount is included in "Interest on debt" on the Company's Consolidated Statements of Income and Retained Earnings. The Company has pledged $2,500,000 of its marketable securities as security under the swap agreement.

The Company has approximately $9,500,000 of letters of credit outstanding as of December 31, 1993. The Company bears the credit risk on this amount to the extent that the Company does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.

Independent Auditors' Report

P. H. Glatfelter Company,
     Its Shareholders and Directors:


We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1(h) to the consolidated financial statements, the Company changed its method of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits as of January 1, 1993.

Deloitte & Touche
Philadelphia, Pennsylvania

February 11, 1994

QUARTERLY FINANCIAL DATA



                                           Income Before       Income Per
          Net Sales        Gross Profit    Accounting Changes  Common Share
          In Thousands     In Thousands    In Thousands        Before Accounting
                                                               Changes
          1993     1992    1993     1992    1993       1992    1993         1992
          ----     ----    ----     ----    ----       ----    ----         ----
First  $122,529 $138,653 $19,985  $31,982   $(199)(b) $14,932 $(.01)(b)    $ .33%(a)
Second  122,351  138,913  21,207   32,367   9,335      15,447   .21          .35
Third   116,270  133,437  16,423   25,951   2,879(c)   11,932   .07(c)       .27
Fourth  112,359  129,054  16,642   27,724   8,394      14,233   .19          .32
       -------- -------- ------- -------- -------     ------- -----        -----
Total  $473,509 $540,057 $74,257 $118,024 $20,409(d)  $56,544  $.46(d)     $1.27
       ======== ======== ======= ======== =======     ======= =====        =====




(a) Adjusted for two-for-one common stock split effected April 22, 1992.
(b) After impact of an after tax charge for unusual items of $8,430,000 or $.19 per share.
(c) After impact of the effect of an increased federal corporate income tax rate of $3,472,000 or $.08 per share.
(d) After impact of an after tax charge for unusual items of $8,430,000 or $.19 per share and the effect of an increased federal corporate income tax rate of $3,587,000 or $.08 per share.

Item 9.   Changes in and Disagreements With Accountants on Accounting and
- ------    ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          Not Applicable.


                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant.
- -------   --------------------------------------------------

          (a)  Directors.  The information with respect to directors required
               ---------
under this item is incorporated herein by reference to pages 1 through 3 of the Registrant's Proxy Statement dated March 17, 1994.

          (b)  Executive Officers of the Registrant.  The information with
               ------------------------------------
respect to the executive officers required under this item is set forth in Part I of this Report.


Item 11.  Executive Compensation.
- -------   ----------------------

          The information required under this item is incorporated herein by reference to pages 5 through 12 of the Registrant's Proxy Statement dated March 17, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
- -------   --------------------------------------------------------------

          The information required under this item is incorporated herein by reference to pages 13 through 15 of the Registrant's Proxy Statement dated March 17, 1994.


Item 13.  Certain Relationships and Related Transactions.
- -------   ----------------------------------------------

          The information required under this item is incorporated herein by reference to page 12 of the Registrant's Proxy Statement dated March 17, 1994.


                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
- -------   ----------------------------------------------------------------

          (a)  1.   A.   Financial Statements filed as part of this report:

               Consolidated Statements of Income and Retained
                 Earnings for the Years Ended December 31, 1993,
                 1992 and 1991
               Consolidated Balance Sheets, December 31, 1993
                 and 1992
               Consolidated Statements of Cash Flows for the
                 Years Ended December 31, 1993, 1992 and 1991
               Notes to Consolidated Financial Statements for
                 the Years Ended December 31, 1993, 1992 and
                 1991

                    B. Supplementary Data for each of the three years in the period ended December 31, 1993.

          2.   Financial Statement Schedules (Consolidated):

               For Each of the Three Years in the Period Ended December 31,
1993:

                     V - Plant, Equipment, and Timberlands
                    VI - Reserves for Depreciation of Plant and Equipment IX - Short-term Borrowings

          Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements.

          Individual financial statements of the Registrant are not presented inasmuch as the Registrant is primarily an operating company and its consolidated subsidiaries are wholly-owned.

          3. Executive Compensation Plans and Arrangements: see Exhibits 10(a) through 10(h), described below.

               Exhibits:

Number                   Description of Documents
- ------                   ------------------------

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation, as amended by Articles of Merger dated January 30, 1979, by Articles of Amendment dated April 25, 1984 (incorporated by reference to Exhibit (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
               1984) and by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986; a Statement of Reduction of Authorized Shares dated May 12, 1980; a Statement of Reduction of Authorized Shares dated September 23, 1981; a Statement of Reduction of Authorized Shares dated August 2, 1982; a Statement of Reduction of Authorized Shares dated July 29, 1983; a Statement of Reduction of Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1985); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit (3)(b) of

               Registrant's Form 10-K for the year ended December 31, 1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1989); Articles of Amendment dated November 29, 1990 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31,
               1990); Articles of Amendment dated June 26, 1991 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1991); and Articles of Amendment dated August 7, 1992 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1992).


(3)(b)         Articles of Amendment dated July 30, 1993 and dated January 26,
               1994.

(3)(c) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR).

(3)(d)         By-Laws as amended through March 16, 1994.

(4)(a) Indenture between P. H. Glatfelter Company and Wachovia Bank of Georgia, N.A. as Trustee dated as of January 15, 1993.

(4)(b) Form of Note issued to Purchasers of 5 7/8% Notes due March 1, 1998 (incorporated by reference to Exhibit 4(b) of Registrant's Form 10-K for the year ended December 31, 1992).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plans, effective January 1, 1982, as amended and restated effective January 1, 1994.

(10)(b) P. H. Glatfelter Company Management Incentive Plans, Operating Rules, as revised through February 18, 1994.

(10)(c) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(d) P. H. Glatfelter Company Supplemental Executive Retirement Plan, effective January 1, 1988, as amended and restated March 17, 1993 (incorporated by reference to Exhibit (10)(d) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(e) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(ee) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(f) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of Registrant's Form 10-K for the year ended December 31, 1990).

(10)(g) P. H. Glatfelter Company Plan of Supplemental Retirement Benefits for the Management Committee, as amended and restated effective June 28, 1989 (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1989).

(10)(h) P.H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, effective April 22, 1992 (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31, 1992).

(11)           Computation of Earnings Per Share

(21)           Subsidiaries of the Registrant

(23)           Consent of Independent Certified Public Auditors

     (b) The Registrant filed the following report on Form 8-K during the quarter ended December 31, 1993:

                                    N O N E

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    P. H. GLATFELTER COMPANY
                                    (Registrant)
March 25, 1994
                                    By /s/ T. C. Norris
                                       ------------------------
                                         T. C. Norris
                                         Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     Date                                Signature                Capacity
     ----                                ---------                --------


March 25, 1994                    /s/ T. C. Norris          Principal Executive
                                  ------------------------  Officer and Director
                                  T. C. Norris


March 25, 1994                    /s/ R. P. Newcomer        Principal Financial
                                  ------------------------  Officer, Vice
                                  R. P. Newcomer            President and
                                                            Treasurer


March 25, 1994                    /s/ C. M. Smith           Comptroller
                                  ------------------------
                                  C. M. Smith


March 25, 1994                    /s/ G. Baldwin, Jr.       Director
                                  ------------------------
                                  G. Baldwin, Jr.


March 25, 1994                    /s/ R. E. Chappell        Director
                                  ------------------------
                                  R. E. Chappell


March 25, 1994                    /s/ G. H. Glatfelter      Director
                                  ------------------------
                                  G. H. Glatfelter


March 25, 1994                    /s/ G. H. Glatfelter II   Director
                                  ------------------------
                                  G. H. Glatfelter II


March 25, 1994                    /s/ P. H. Glatfelter III  Director
                                  ------------------------
                                  P. H. Glatfelter III


March   , 1994                                              Director
                                  ------------------------
                                  R. S. Hillas


March 25, 1994                    /s/ M. A. Johnson II      Director
                                  ------------------------
                                  M. A. Johnson

March 25, 1994                    /s/ J. W. Kennedy         Director
                                  ------------------------
                                  J. W. Kennedy


March 25, 1994                    /s/ P. R. Roedel          Director
                                  ------------------------
                                  P. R. Roedel


March 25, 1994                    /s/ J. M. Sanzo           Director
                                  ------------------------
                                  J. M. Sanzo


March   , 1994                                              Director
                                  ------------------------
                                  R.L. Smoot

P. H. GLATFELTER COMPANY AND SUBSIDIARIES


Supplementary Data and
Financial Statement Schedules
For Each of the Three Years in the
Period Ended December 31, 1993








Prepared for Filing As Part of
Annual Report (Form 10-K)
to the Securities and Exchange Commission

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTARY DATA
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
- --------------------------------------------------------------------------------

A.   PLANT, EQUIPMENT AND TIMBERLANDS

     Plant and equipment are depreciated for financial reporting purposes over the following estimated service lives:

            Buildings                                     10 to 60 years
            Machinery and equipment                        5 to 25 years
            Other:
               Water storage - reservoirs, dams, etc.     15 to 40 years
               Furniture, fixtures, automobiles, trucks,
                airplane, etc.                             3 to 20 years


     Additions to buildings and machinery and equipment in 1993 include $3.8 million relating to the precision sheeter and $1.0 million relating to the sludge water treatment project at the Spring Grove Mill; $6.5 million for the #5 paper machine rebuild at the Neenah Mill; and $4.7 million for the refining stock blend system and $2.0 million related to the #10 paper machine dryer rebuild at the Pisgah Forest Mill. Additions to construction in progress in 1993 include $71.1 million relating to the ongoing Pulp Mill Modernization project at the Spring Grove Mill. Retirements in 1993 include $1.5 million related to the disposal of the Pisgah Forest Mill's airplane and $0.4 million related to the #10 paper machine dryer at the Pisgah Forest Mill.

     Additions to buildings and machinery and equipment in 1992 include $4.2 million for the Mill Information Processing System, $3.3 million relating to upgrades of one of the largest paper machines, and $2.2 million relating to the woodwaste/sludge/bark project, all at the Spring Grove Mill. Additions to construction in progress in 1992 include $47.7 million relating to the ongoing Pulp Mill Modernization project at the Spring Grove Mill. Retirements in 1992 include $3.6 million for retirement of equipment being removed as part of the Pulp Mill Modernization project and $2.4 million for trade-in of an airplane.

     Additions to buildings and machinery and equipment in 1991 include $5.2 million relating to the sludge combustor at the Neenah Mill and $1.8 million for the rebuild of one of the largest paper machines at the Pisgah Forest Mill. Net additions to construction in progress in 1991 included approximately $17.4 million primarily relating to the new wood yard currently under construction at the Spring Grove Mill.

B.   ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES DISCOUNTS


                                                         Allowances for
                            -------------------------------------------------------------------------------
                                       Doubtful Accounts                         Sales Discounts
                            -------------------------------------   ---------------------------------------
                                1993         1992        1991           1993          1992          1991
Balance, beginning
 of year                    $  890,000    $880,000    $  875,000    $  490,000     $  557,000    $  602,000
Provision                      981,000      10,000        26,000     6,524,800      6,454,000     6,390,000
Write-offs, recoveries
 and discounts allowed         (33,000)                  (21,000)   (6,460,500)    (6,521,000)   (6,435,000)
                            ----------    --------    ----------    ----------     ----------    ----------
Balance, end of year        $1,838,000    $890,000    $  880,000    $  554,300     $  490,000    $  557,000
                            ==========    ========    ==========    ==========     ==========    ==========



     The provision for doubtful accounts is included in administrative expense and the provision for sales discounts is deducted from sales. The related allowances are deducted from accounts receivable.

C.   SUPPLEMENTARY INCOME STATEMENT INFORMATION

     Maintenance and repairs charged to costs and expenses for each of the three years in the period ended December 31, 1993 were: 1993 - $48,156,000;
     1992 - $49,111,000; and 1991 - $47,045,000.

     Depreciation and amortization of intangible assets, taxes (other than payroll and income taxes), royalties and advertising costs have not been shown since each does not exceed 1% of total net sales as reported in the consolidated statements of income and retained earnings.

                                                  FINANCIAL STATEMENT SCHEDULE V

P. H. GLATFELTER COMPANY AND SUBSIDIARIES


PLANT, EQUIPMENT AND TIMBERLANDS
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
- ------------------------------------------------------------------------------------------------------------------------------------


Column A                                       Column B       Column C          Column D            Column E            Column F
                                              Balance at                                             Other               Balance
                                              Beginning                                            Changes -              at End
CLASSIFICATION                                 of Year       Additions         Retirements        Add (Deduct)           of Year
Year Ended December 31, 1993:
 Land (other than land included
  in items below)                          $  4,845,868    $      6,668       $    13,833         $   (14,493) (d)     $  4,824,210
 Buildings                                   77,917,930       1,900,721 (c)        75,755           9,762,529  (e)       89,505,425
 Machinery and equipment                    542,915,791      36,944,943 (c)     4,365,446 (c)      50,826,663  (e)      626,321,951
 Other:
  Water storage - reservoirs, dams, etc.      6,515,774                                                                   6,515,774
  Furniture, fixtures, automobiles, trucks,
   airplane, etc.                            21,047,333         676,711         2,075,102              69,497  (e)       19,718,439
 Construction in progress                    82,403,017      72,142,310 (b)(c)                            (84) (d)      154,545,243
 Timberlands, less depletion                 16,389,950       1,148,228            71,419            (859,392) (a)       16,607,367
                                           ------------    ------------       -----------         -----------          ------------

TOTAL                                      $752,035,663    $112,819,581       $ 6,601,555         $59,784,720          $918,038,409
                                           ============    ============       ===========         ===========          ============
Year Ended December 31, 1992:
 Land (other than land included
  in items below)                          $  4,912,980    $        296       $    11,400         $   (56,008) (d)     $  4,845,868
 Buildings                                   77,541,897       1,870,031 (c)     1,405,539             (88,459) (d)       77,917,930
 Machinery and equipment                    520,442,475      30,988,198 (c)     7,680,496 (c)        (834,386) (d)      542,915,791
 Other:
  Water storage - reservoirs, dams, etc.      6,515,774                                                                   6,515,774
  Furniture, fixtures, automobiles, trucks,
   airplane, etc.                            19,152,432       4,968,580         3,104,538 (c)          30,859  (d)       21,047,333
 Construction in progress                    30,673,746      51,730,055 (b)(c)                           (784) (d)       82,403,017
 Timberlands, less depletion                 16,530,526         758,704            28,808            (870,472) (a)       16,389,950
                                           ------------    ------------       -----------         -----------          ------------

TOTAL                                      $675,769,830    $ 90,315,864       $12,230,781         $(1,819,250)         $752,035,663
                                           ============    ============       ===========         ===========          ============
Year Ended December 31, 1991:
 Land (other than land included
  in items below)                          $  4,818,161    $    142,293       $    52,419         $     4,945  (d)     $  4,912,980
 Buildings                                   71,927,015       3,206,824 (c)        32,932           2,440,990  (d)       77,541,897
 Machinery and equipment                    500,512,627      24,446,213 (c)     2,086,313          (2,430,052) (d)      520,442,475
 Other:
  Water storage - reservoirs, dams, etc.      6,515,774                                                                   6,515,774
  Furniture, fixtures, automobiles, trucks,
   airplane, etc.                            18,738,432         794,874           441,150              60,276  (d)       19,152,432
 Construction in progress                    14,529,411      16,143,917 (b)(c)                            418  (d)       30,673,746
 Timberlands, less depletion                 15,625,325       1,847,915            19,370            (923,344) (a)       16,530,526
                                           ------------    ------------       -----------         -----------          ------------

TOTAL                                      $632,666,745    $ 46,582,036       $ 2,632,184         $  (846,767)         $675,769,830
                                           ============    ============       ===========         ===========          ============


(a) Depletion credited directly to asset account and charged to costs and expenses.
(b)  Net change during year.
(c) See supplementary data (Note A) for description of significant additions and retirements.
(d)  Reclassification and other.
(e) Adjustment for the implementation of FASB Statement No. 109 Accounting for Income Taxes.

                                                 FINANCIAL STATEMENT SCHEDULE VI

P. H. GLATFELTER COMPANY AND SUBSIDIARIES


RESERVES FOR DEPRECIATION OF PLANT AND EQUIPMENT
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
- ------------------------------------------------------------------------------------------------------------------------------------


Column A                                       Column B       Column C          Column D            Column E            Column F
                                                              Additions
                                              Balance at     Charged to                              Other               Balance
                                              Beginning       Costs and                             Changes -             at End
CLASSIFICATION                                 of Year        Expenses          Retirements        Add (Deduct)           of Year

Year Ended December 31, 1993:
 Buildings                                 $ 27,966,103    $   2,601,787      $    65,394         $    (6,001) (a)     $ 30,496,495
 Machinery and equipment                    220,068,543       32,422,460        3,345,064 (b)        (120,921) (a)      249,025,018
 Other:
  Water storage - reservoirs, dams, etc.      4,476,239          156,991                                                  4,633,230
  Furniture, fixtures, automobiles, trucks,
   airplane, etc.                            12,753,133        2,091,467        2,058,423             (16,198) (a)       12,769,979
                                           ------------    -------------      -----------         -----------          ------------

TOTAL                                      $265,264,018    $  37,272,705      $ 5,468,881         $  (143,120)         $296,924,722
                                           ============    =============      ===========         ===========          ============
Year Ended December 31, 1992:
 Buildings                                 $ 26,947,577    $   2,195,147      $ 1,159,147         $   (17,608) (a)     $ 27,966,103
 Machinery and equipment                    200,471,039       26,549,333        6,602,927 (b)        (348,902) (a)      220,068,543
 Other:
  Water storage - reservoirs, dams, etc.      4,307,650          168,589                                                  4,476,239
  Furniture, fixtures, automobiles, trucks,
   airplane, etc.                            13,799,134        2,109,255        3,190,418 (b)          35,162  (a)       12,753,133
  Reserve for retirements                       422,148                           422,148
                                           ------------    -------------      -----------         -----------          ------------

TOTAL                                      $245,947,548    $  31,022,458      $11,374,640         $  (331,348)         $265,264,018
                                           ============    =============      ===========         ===========          ============
Year Ended December 31, 1991:
 Buildings                                 $ 24,674,172    $   2,298,171      $    25,793         $     1,027  (a)     $ 26,947,577
 Machinery and equipment                    176,903,806       24,926,966        1,366,068               6,335  (a)      200,471,039
 Other:
  Water storage - reservoirs, dams, etc.      4,139,041          168,609                                                  4,307,650
  Furniture, fixtures, automobiles, trucks,
   airplane, etc.                            11,855,327        2,376,905          432,754                (344) (a)       13,799,134
  Reserve for retirements                       422,148                                                                     422,148
                                           ------------    -------------      -----------         -----------          ------------

TOTAL                                      $217,994,494    $  29,770,651      $ 1,824,615         $     7,018          $245,947,548
                                           ============    =============      ===========         ===========          ============



(a) Reclassification and other.

(b) Accumulated depreciation with respect to retirements. See supplementary data (Note A).

                                           FINANCIAL STATEMENT SCHEDULE IX

P. H. GLATFELTER COMPANY AND SUBSIDIARIES


SCHEDULE OF SHORT-TERM BORROWINGS
FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1993
- ------------------------------------------------------------------------------------------------------------
                                                                                                   Weighted
                                                                Maximum            Average         Average
           Category                               Weighted       Amount             Amount         Interest
         of Aggregate                Balance      Average      Outstanding        Outstanding        Rate
         Short-Term                  at End       Interest       During             During          During
        Borrowings (d)              of Period       Rate       the Period         the Period      the Period

Year ended December 31, 1993
Represents short-term borrowings
 under line of credit agreements
 at money market rates determined
 at time of advance.                   N/A          N/A        $ 39,100,000 (a)   $ 5,308,000 (b)     3.32% (c)

Year ended December 31, 1992
Represents short-term borrowings
 under line of credit agreement
 at money market rates determined
 at time of advance.                $ 10,100,000    3.61%        10,100,000 (a)     2,217,000 (b)     3.61% (c)




(a)  Maximum amount outstanding at any month end during period.

(b) Average computed by summing amount outstanding at month end during the year and dividing by 12.

(c) Weighted average computed using balance outstanding at end of each month and interest rate in place at that time.

(d)  No short-term borrowings during the year ended December 31, 1991.

Note -   In March of 1993 the Company issued $150,000,000 principal amount of notes and used a portion of the proceeds to repay the outstanding balance of short-term borrowings of $41,100,000.

N/A - Not applicable.

                               Index to Exhibits
                               -----------------


Number
- ------

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation, as amended by Articles of Merger dated January 30, 1979, by Articles of Amendment dated April 25, 1984 (incorporated by reference to Exhibit (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
               1984) and by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986; a Statement of Reduction of Authorized Shares dated May 12, 1980; a Statement of Reduction of Authorized Shares dated September 23, 1981; a Statement of Reduction of Authorized Shares dated August 2, 1982; a Statement of Reduction of Authorized Shares dated July 29, 1983; a Statement of Reduction of Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1985); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1989); Articles of Amendment dated November 29, 1990 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1990); Articles of Amendment dated June 26, 1991 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1991); and Articles of Amendment dated August 7, 1992 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1992).

(3)(b)         Articles of Amendment dated July 30, 1993 and dated January 26,
               1994.

(3)(c) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR).

(3)(d)         By-Laws as amended through March 16, 1994.

(4)(a) Indenture between P. H. Glatfelter Company and Wachovia Bank of Georgia, N.A. as Trustee dated as of January 15, 1993.

(4)(b) Form of Note issued to Purchasers of 5 7/8% Notes due March 1, 1998 (incorporated by reference to Exhibit 4(b) of Registrant's Form 10-K for the year ended December 31, 1992).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plans, effective January 1, 1982, as amended and restated effective January 1, 1994.

(10)(b) P. H. Glatfelter Company Management Incentive Plans, Operating Rules, as revised through February 18, 1994.

(10)(c) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(d) P. H. Glatfelter Company Supplemental Executive Retirement Plan, effective January 1, 1988, as amended and restated March 17, 1993 (incorporated by reference to Exhibit (10)(d) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(e) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(ee) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(f) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of Registrant's Form 10-K for the year ended December 31, 1990).

(10)(g) P. H. Glatfelter Company Plan of Supplemental Retirement Benefits for the Management Committee, as amended and restated effective June 28, 1989 (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1989).

(10)(h) P.H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, effective April 22, 1992 (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31, 1992).

(11)           Computation of Earnings Per Share

(21)           Subsidiaries of the Registrant

(23)           Consent of Independent Certified Public Auditors