Form 10-Q
period 1994-03-31
GLATFELTER P H CO
filed 1994-05-13
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               --------------

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________


                            Commission File No. 1-3560
                                                ------


                          P. H. GLATFELTER COMPANY
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



           Pennsylvania                                23-0628360
- - --------------------------------------------------------------------------------
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)



          228 South Main Street, Spring Grove, Pennsylvania  17362
- - --------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


                               (717) 225-4711
                               --------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No      .
                                       ------   ------


Shares of Common Stock outstanding at May 10, 1994 were 44,049,868.

                           P. H. GLATFELTER COMPANY

                                     INDEX

Part I - Financial Information
- - ------------------------------

   Financial Statements:



      Condensed Consolidated Statements of Income and Retained
         Earnings - Three Months Ended March 31, 1994 and 1993
         (Unaudited)............................................      2


      Condensed Consolidated Balance Sheets -  March 31, 1994
         (Unaudited) and December 31, 1993.....................       3


      Condensed Consolidated Statements of Cash Flows - Three
        Months Ended March 31, 1994 and March 31, 1993
        (Unaudited)...........................................        4

      Notes to Condensed Consolidated Financial Statements......      5-6


      Independent Accountant's Report...........................      7


   Management's Discussion and Analysis of Financial Condition
      and Results of Operations.................................      8-10



Part II - Other Information.....................................      11
- - ---------------------------


Signature.......................................................      12
- - ---------


Index of Exhibits...............................................      13

   Exhibit 11 - Computation of Net Income Per Share.............      14

   Exhibit 15 - Letter in Lieu of Consent Regarding Review
                Report of Unaudited Interim Financial
                Information.....................................      15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
      (dollars in thousands except number of shares and per share amounts)
                                  (UNAUDITED)


                                               Three Months Ended
                                               3/31/94     3/31/93
                                             ----------- -----------
Net Sales                                    $   110,815 $   122,529

Other income - net
   Energy sales - net                              1,510       1,483
   Interest on investments and other - net           420         507
   Gain (loss) from property dispositions,
      etc., - net                                     17        (117)
                                             ----------- -----------
       Total                                     112,762     124,402

Costs and expenses
   Cost of products sold                         102,021     102,544
   Selling, general and administrative
      expenses                                     7,079       8,778
   Interest on debt - net                            751         439
                                             ----------- -----------
                                                 109,851     111,761
   Unusual items (Note 7)                             --      13,229
                                             ----------- -----------
       Total costs and expenses                  109,851     124,990
                                             ----------- -----------

Income (loss) before income taxes and
   accounting changes                              2,911        (588)

Provision (credit) for income taxes
   Current taxes                                      49       1,601
   Deferred taxes                                    828      (1,990)
                                             ----------- -----------
      Total                                          877        (389)

Income (loss) before accounting changes            2,034        (199)

Accounting changes (Note 6)                           --      (4,193)
                                             ----------- -----------
Net income (loss)                                  2,034      (4,392)

Retained earnings at beginning of period         545,770     560,388
                                             ----------- -----------
        Total                                    547,804     555,996
                                             ----------- -----------

Cash dividends declared
   Preferred stock                                    --           2
   Common stock                                    7,706       7,714
                                             ----------- -----------
       Total                                       7,706       7,716
                                             ----------- -----------

Retained earnings at end of period           $   540,098 $   548,280
                                             =========== ===========

Weighted average number of common shares
   outstanding                                44,187,116  44,480,564

Earnings (loss) per common share:
   Income before accounting changes          $       .05 $        --
   Accounting changes                                 --        (.10)
                                             ----------- -----------
   Net income (loss)                         $       .05 $      (.10)
                                             =========== ===========

Cash dividends declared per common share     $      .175 $      .175
                                             =========== ===========




See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                   ASSETS
                                   ------

                                                 March 31    December 31
                                                   1994         1993
                                                (Unaudited)
                                                -----------  -----------
Current assets:
   Cash and cash equivalents                     $ 10,327      $ 19,182
   Marketable securities                            1,614        22,184
   Accounts receivable - net                       39,373        34,340

   Inventories:
      Raw materials                                33,475        37,340
      In process and finished products             32,947        33,503
      Supplies                                     28,464        28,087
                                                 --------      --------
            Total inventory                        94,886        98,930

   Prepaid expenses and other current assets        2,378         1,305
                                                 --------      --------
            Total current assets                  148,578       175,941

Plant, equipment and timberlands - net            625,967       621,113
Other assets                                       46,620        45,033
                                                 --------      --------
               Total assets                      $821,165      $842,087
                                                 ========      ========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable                              $  28,055     $  39,935
   Dividends payable                                 7,706         7,698
   Federal, state and local taxes                    4,049         4,872
   Accrued compensation, other expenses
     and deferred income taxes                      24,923        28,972
                                                 ---------     ---------
            Total current liabilities            $  64,733     $  81,477

Long-term debt                                     150,000       150,000

Deferred income taxes                              131,316       130,509

Other long-term liabilities                         38,627        38,701

Shareholders' equity:
   Common Stock                                        544           544
   Capital in excess of par value
   Retained earnings
                                                    39,423        39,323
   Total                                           540,098       545,770
                                                 ---------     ---------
                                                   580,065       585,637
   Less cost of common treasury stock             (143,576)     (144,237)
                                                 ---------     ---------
            Total shareholders' equity             436,489       441,400
                                                 ---------     ---------
               Total liabilities and
                  shareholders' equity           $ 821,165     $ 842,087
                                                 =========     =========




See accompanying notes to condensed consolidated financial statements.

                  P. H. GLATFELTER COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (dollars in thousands)
                                 (UNAUDITED)



                                                           Three Months Ended
                                                         3/31/94       3/31/93
                                                        ----------    ---------
Cash Flows from Operating Activities:
   Net income                                            $  2,034     $ (4,392)
   Accounting changes                                          --        4,193
   Items included in net income not using
    (providing) cash:
      Depreciation and depletion                           10,748        9,794
      Loss on disposition of fixed assets                     266          226
      Expense related to employee stock
       purchase plans                                         201          234

   Change in assets and liabilities:
      Accounts receivable                                  (5,033)      (4,365)
      Inventories                                           4,044        2,991
      Prepaid expenses and other assets                    (2,660)        (540)
      Accounts payable, accrued compensation,
         other expenses, deferred income taxes
         and other long-term liabilities                  (11,601)      (6,319)
      Federal, state and local taxes                         (823)      (1,569)
      Deferred income taxes - noncurrent                      807       (1,990)
                                                         --------     --------
Net cash used in operating activities                      (2,017)      (1,737)
                                                         --------     --------

Cash Flows from Investing Activities:
   Sale (purchase) of marketable securities
    and long-term investments                              20,570      (36,639)
   Proceeds from disposal of fixed assets                     271          117
   Additions to plant, equipment and
    timberlands                                           (16,087)     (14,102)
   Decrease in liabilities related to
     fixed asset acquisitions                              (4,451)      (4,531)
                                                         --------     --------
Net cash provided by (used in) investing
 activities                                                   303      (55,155)
                                                         --------     --------

Cash Flows from Financing Activities:
   Proceeds of long-term debt issuance                         --      150,000
   Borrowing (repayment) of short-term debt                    --      (10,100)
   Dividends paid                                          (7,698)      (7,711)
   Treasury stock purchases                                    --         (449)
   Employees' contribution - common stock
    issued under employee stock purchase plans                557          637
                                                         --------     --------
Net cash provided by (used in) financing
 activities                                                (7,141)     132,377
                                                         --------     --------

Net increase (decrease) in cash and cash
 equivalents                                               (8,855)      75,485


Cash and Cash Equivalents:

At beginning of period                                     19,182        3,093
                                                         --------     --------
At end of period                                         $ 10,327     $ 78,578
                                                         ========     ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest (net of amount capitalized)                  $  2,629     $     52
   Income taxes                                               961        3,226




See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35% and 34% for 1994 and 1993, respectively, to income before income taxes and accounting changes, and the actual provision for income taxes follows:

                                              Three Months Ended
                                               3/31/94   3/31/93
                                              --------  --------
     Federal income tax provision at
       statutory rate                         $  1,019  $   (200)
     State income taxes after deducting
        Federal income tax benefit                 128       (27)
     Other                                        (270)     (162)
                                              --------  --------
     Actual Provision (Credit)
       for Income Taxes                       $    877  $   (389)
                                              ========  ========


     The deferred income tax provision (credit) for the three-month periods ended March 31, 1994 and 1993 results from the following temporary differences (in thousands):


                                                           Three Months Ended
                                                           3/31/94     3/31/93
                                                          ---------   ---------
           Depreciation                                   $  1,886    $  2,046
           Pensions                                            489      (3,548)
           Alternative Minimum Tax                          (1,106)         --
           Other                                              (441)       (488)
                                                          ---------   ---------
                                                          $    828    $ (1,990)
                                                          =========   =========


     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding increased by 47,528 in the first three months of 1994 due to the issuance of treasury shares pursuant to the various Employee Stock Purchase Plans of the Company. At March 31, 1994, 10,327,124 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 10,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of March 31, 1994, the Registrant had repurchased 8,998,030 shares for a total consideration of $149,523,823.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan, on May 1, 1994, the Registrant granted to certain key employees, excluding officers and other participants in the Registrant's Management Incentive Plans, non-qualified stock options to purchase an aggregate of 198,000 shares of common stock. Subject to certain conditions, the stock options are exercisable beginning on November 1, 1994. The stock options, which expire on April 30, 2004, were granted at an exercise price of $15.4375 per share, representing the average fair market value of the Registrant's common stock on Friday, April 29, 1994 and Monday, May 2, 1994.

5. Effective January 1, 1994, the Registrant changed its method of accounting for investments in debt and equity securities to conform to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The adoption of this standard did not have a material impact on the Registrant's Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income and Retained Earnings.

6. Effective January 1, 1993, the Registrant adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"), and No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The net of tax charges (credits), impacting the first quarter of 1993, due to the adoption of these Standards, was as follows:


                        SFAS No. 106                $ 12,850,000
                        SFAS No. 112                   1,967,000
                        SFAS No. 109                 (10,624,000)
                                                    ------------
                         Total accounting changes   $  4,193,000
                                                    ============

7. During the first quarter of 1993, the Registrant incurred unusual charges in connection with rightsizing and restructuring of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The charge includes provisions for the costs of early retirements and other terminations in the second quarter of 1993 and other one-time net costs relating to the rightsizing and restructuring of the Company's operations.

8. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Certain reclassifications have been made of previously reported amounts in order to conform with classifications used in the current year. The accompanying unaudited condensed consolidated financial statements have been reviewed by the Registrant's independent public accountants, Deloitte & Touche, in accordance with the established professional standards and procedures for such limited review. No additional adjustments or disclosures were required as a result of this review.

INDEPENDENT ACCOUNTANTS' REPORT
- - -------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 1994 and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1993 and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche
Philadelphia, Pennsylvania
April 14, 1994

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


FINANCIAL CONDITION:
- - -------------------

Liquidity:

The Registrant's cash and marketable securities decreased by $29,425,000 during the first quarter of 1994. This decrease was primarily due to the funding of capital related projects of $20,538,000, the payment of approximately $4,900,000 for a large quantity of pulp acquired near the end of 1993 at an attractive price, and the payment of $7,698,000 for dividends.

The Company expects to meet all its near and long-term cash needs from internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit, or a combination of these sources.


Capital Resources:

The Registrant has continued its work on a major project to modernize the pulp mill at its Spring Grove, Pennsylvania mill. The project began in 1990 with completion expected in the third quarter of 1994 for a total cost of $170,000,000. By March 31, 1994, the Registrant had spent a total of $146,476,000 on this project, of which $7,254,000 was spent in the first quarter of 1994. The project's focus is almost entirely for improvement to the environment, with a modest increase in pulping capacity.

The Registrant intends to spend approximately $21,000,000 for the installation of a turbine generator at the Spring Grove mill. The project began in 1993 with completion expected in the first quarter of 1995. By March 31, 1994, the Registrant had spent a total of $2,786,000 on this project, of which $1,284,000 was spent in the first quarter of 1994. Total capital spending by the Registrant in 1994 for this project is expected to approximate $15,500,000.


RESULTS OF OPERATIONS:
- - ---------------------

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below.


                                              Comparison of Three Months Ended
                                              March 31, 1994 and March 31, 1993
                                             -----------------------------------
                                                        Increase (Decrease)
                                                           (in thousands)
Net sales                                          $ (11,714)           (9.6%)
Other income - net                                        74             4.0%
Cost of products sold                                   (523)           (0.5%)
Selling, general and
   administrative expenses                            (1,699)          (19.4%)
Interest on debt - net                                   312            71.1%
Unusual items - expenses                             (13,229)         (100.0%)
Provision for income taxes                             1,266              NC
Income before accounting changes                       2,233              NC
Accounting changes                                    (4,193)         (100.0%)
Net income                                             6,426              NC


NC - not calculable

Net Sales
- - ---------

The Registrant classifies product sales into two groups: 1)printing papers; and
2) tobacco and other specialty papers. Overall net sales decreased by $11,714,000 in the first quarter of 1994 compared to the same period in 1993. Printing paper net sales decreased $11,749,000 due to a 13.6% decrease in volume. Reduced orders due to increased capacity within the paper industry, as well as extreme weather conditions, led to approximately eight days and thirteen days of unplanned downtime at the Registrant's Spring Grove, Pennsylvania and Neenah, Wisconsin mills, respectively. The Registrant's average net selling price per ton for printing papers was flat in the first quarter of 1994 compared to the same period in 1993. While the Neenah mill had an additional three days of downtime during the beginning of April, 1994, the Registrant believes that the orders for printing papers will increase during the second half of 1994.

Net sales of tobacco and other specialty papers were flat in the first quarter of 1994 compared to the first quarter of 1993. A significant volume increase of 15.7% was offset by a 13.7% drop in average net selling price, primarily for tobacco papers. Net sales of the Registrant's other specialty papers increased by approximately $1,572,000 in the first quarter of 1994, compared to the first quarter of 1993, due to increased volume.

During the first quarter of 1994, the Registrant's Pisgah Forest, North Carolina mill experienced a moderate operating loss and has incurred additional operating losses in April 1994. The Registrant's continuing efforts to improve the results of operations for the Pisgah Forest mill have not yet been successful, with the result that further restructuring and cost cutting or other measures may be required.

Cost of Products Sold
- - ---------------------

     The Registrant's cost of products sold declined only slightly in the first three months of 1994 compared to the comparable period in 1993 despite a 10.3% reduction in volume. Gross margins fell from 16.3% in the first quarter of 1993 to 7.9% in the first quarter of 1994 due to increased cost of products sold per ton. This increased cost per ton was largely due to fewer tons of product manufactured because of the unplanned mill downtime mentioned above and the Registrant's relatively high fixed cost manufacturing process. The cost of products sold also increased as a result of higher prices for market pulp and increased depreciation costs.

Selling, General and Administrative Expenses
- - --------------------------------------------

The Registrant's selling, general and administrative expenses for the first quarter of 1994 were $1,699,000 less than the selling, general and administrative expenses for the first quarter of 1993. This decrease is primarily due to a reduction in salaries, wages and other compensation related expenses for the first quarter of 1994 compared to the first quarter of 1993.


Interest on Debt (net)
- - ----------------------

The Registrant's interest on debt (net) increased $312,000 in the first quarter of 1994, compared to the first quarter of 1993. The Registrant issued $150,000,000 principal amount of its 5-7/8% Notes in March, 1993. These notes were outstanding for only one month in the first quarter of 1993 compared to three months in the first quarter of 1994. The resulting increase in interest expense was offset somewhat by an increase in capitalized interest.


Unusual Items
- - -------------

During the first quarter of 1993, the Registrant incurred unusual charges in connection with rightsizing and restructuring of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane, and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The charge includes provisions for the cost of early retirements and other terminations of employees in the second quarter of 1993 and other one-time net costs relating to the rightsizing and restructuring of the Registrant's operations.

Provision for Taxes on Income
- - -----------------------------


The Registrant had an income tax provision of $877,000 in the first quarter of 1994 compared to an income tax credit of $389,000 in the first quarter of 1993. This change was due primarily to higher taxable earnings in 1994. The 1993 taxable earnings were negatively impacted by the unusual items noted above.


Income (Loss) Before Accounting Changes
- - ---------------------------------------

The Registrant had income before accounting changes of $2,034,000 in the first quarter of 1994 compared to a loss before accounting changes of $199,000 in the first quarter of 1993. The first quarter of 1993 was negatively impacted by the unusual items noted above.



Accounting Changes
- - ------------------

Effective January 1, 1993, the Registrant adopted the provisions of SFAS No. 106, SFAS No. 112, and SFAS No. 109. The cumulative charge, net of tax, resulting from the adoption of these Standards was $4,193,000. See Note 6 to the condensed consolidated financial statements for a further description of the accounting changes.



Net Income (Loss)
- - -----------------

The Registrant had net income of $2,034,000 in the first quarter of 1994, compared to a net loss of $4,392,000 in the first quarter of 1993. The 1993 net loss was negatively impacted by the unusual items and accounting changes noted above.

PART II  OTHER INFORMATION
- - --------------------------



Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

          (a)  Exhibits
               --------

               Number         Description of Documents
               ------         ------------------------

                 11           Computation of Net Income per Share


                 15 Letter in Lieu of Consent Regarding Review Reports of Unaudited Interim Financial Information


          (b)  Reports on Form 8-K
               -------------------

                 None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         P. H. GLATFELTER COMPANY



Date:  May 13, 1994                      _________________________________
                                         R. P. Newcomer
                                         Vice President, Treasurer
                                         (Principal Financial Officer)

                               INDEX OF EXHIBITS
                               -----------------


          Number                    Description of Documents
          ------                    ------------------------

            11                      Computation of Net Income per Share

            15 Letter in Lieu of Consent Regarding Review Reports of Unaudited Interim Financial Information