Form 10-Q
period 1994-06-30
GLATFELTER P H CO
filed 1994-08-15
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ---------------------

                            Commission File No. 1-3560
                                                ------


                           P. H. GLATFELTER COMPANY
- - ------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Pennsylvania                                23-0628360
- - ------------------------------------------------------------------------------
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                   Identification No.)



           228 South Main Street, Spring Grove, Pennsylvania  17362
- - ------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                                (717) 225-4711
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ------   ------.


Shares of Common Stock outstanding at August 11, 1994 were 44,097,588.

                           P. H. GLATFELTER COMPANY

                                      INDEX



Part I - Financial Information
- - ------------------------------

   Financial Statements:


      Condensed Consolidated Statements of Income and Retained

        Earnings - Three Months and Six Months Ended June 30,

        1994 and June 30, 1993 (Unaudited).....................        2


      Condensed Consolidated Balance Sheets - June 30, 1994

        (Unaudited) and December 31, 1993.......................       3


      Condensed Consolidated Statements of Cash Flows - Six Months

        Ended June 30, 1994 and June 30, 1993 (Unaudited)......        4


      Notes to Condensed Consolidated Financial Statements......       5-6


      Independent Accountants' Report...........................       7


   Management's Discussion and Analysis of Financial Condition

      and Results of Operations.................................       8-10


Part II - Other Information.....................................       11-12
- - ---------------------------


Signature.......................................................       13
- - ---------


Index of Exhibits...............................................       14

   Exhibit 11 - Computation of Net Income Per Share.............       15

   Exhibit 15 - Letter in Lieu of Consent Regarding Review

                Report of Unaudited Interim Financial

                Information.....................................       16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                           P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (dollars in thousands except number of shares and per share amounts)
                               (UNAUDITED)

                                                                               Three Months Ended         Six Months Ended
                                                                              6/30/94       6/30/93      6/30/94      6/30/93
                                                                          -----------   -----------  -----------  -----------
Net Sales                                                                 $   115,328   $   122,351  $   226,143  $   244,880

Other income - net
   Energy sales - net                                                           1,245         1,328        2,755        2,811
   Interest on short-term investments                                             183         1,094          603        1,601
   Gain (loss) from property dispositions,
      etc., - net                                                                 122             3          139         (114)
                                                                          -----------   -----------  -----------  -----------

       Total                                                                  116,878       124,776      229,640      249,178

Costs and expenses
   Cost of products sold                                                      105,492       101,144      207,513      203,688
   Selling, general and administrative
      expenses                                                                  6,833         8,217       13,912       16,995
   Interest on debt - net                                                       1,209         1,102        1,960        1,541
                                                                          -----------   -----------  -----------  -----------

       Total                                                                  113,534       110,463      223,385      222,224

   Unusual items                                                                    -             -            -       13,229
                                                                          -----------   -----------  -----------  -----------

       Total costs and expenses                                               113,534       110,463      223,385      235,453
                                                                          -----------   -----------  -----------  -----------

Income before income taxes and
   accounting changes                                                           3,344        14,313        6,255       13,725

Provision for income taxes
   Current taxes                                                                  234         2,504          283        4,105
   Deferred taxes                                                                 901         2,474        1,729          484
                                                                          -----------   -----------  -----------  -----------

       Total                                                                    1,135         4,978        2,012        4,589

Income before accounting changes                                                2,209         9,335        4,243        9,136

Accounting changes                                                                  -             -            -       (4,193)
                                                                          -----------   -----------  -----------  -----------

Net income                                                                      2,209         9,335        4,243        4,943

Retained earnings at beginning of period                                      540,098       548,280      545,770      560,388
                                                                          -----------   -----------  -----------  -----------

       Total                                                                  542,307       557,615      550,013      565,331
                                                                          -----------   -----------  -----------  -----------

Cash dividends declared
   Preferred stock                                                                  -             2            -            3
   Common stock                                                                 7,717         7,714       15,423       15,429
                                                                          -----------   -----------  -----------  -----------

       Total                                                                    7,717         7,716       15,423       15,432
                                                                          -----------   -----------  -----------  -----------

Retained earnings at end of period                                        $   534,590   $   549,899  $   534,590  $   549,899
                                                                          ===========   ===========  ===========  ===========

Weighted average number of common shares
   outstanding                                                             44,218,932    44,369,511   44,203,111   44,424,730

Earnings (loss) per common share
   Income before accounting changes                                       $       .05   $       .21  $       .10  $       .21
   Accounting changes                                                               -             -            -         (.10)
                                                                          -----------   -----------  -----------  -----------

       Net Income                                                         $       .05   $       .21  $       .10  $       .11
                                                                          ===========   ===========  ===========  ===========

Cash dividends declared per common share                                  $      .175   $      .175  $       .35  $       .35
                                                                          ===========   ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                      ASSETS
                                      ------
                                                    June 30           December 31
                                                     1994                1993
                                                  (unaudited)
                                                 -------------        -------------
Current assets:
   Cash and cash equivalents                          $  4,240              $ 19,182
   Marketable securities                                 1,611                22,184
   Accounts receivable - net                            40,222                34,340

   Inventories:
      Raw materials                                     31,904                37,340
      In process and finished products                  34,534                33,503
      Supplies                                          28,655                28,087
                                                      --------              --------
   Total inventory                                      95,093                98,930

   Prepaid expenses and deferred income taxes            1,638                 1,305
                                                      --------              --------
            Total current assets                       142,804               175,941

Plant, equipment and timberlands - net                 637,796               621,113
Other assets                                            48,265                45,033
                                                      --------              --------
               Total assets                           $828,865              $842,087
                                                      ========              ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Short-term bank borrowings                         $   4,700             $       -
   Accounts payable                                      32,516                39,935
   Dividends payable                                      7,717                 7,698
   Federal, state and local taxes                         3,928                 4,872
   Accrued compensation, other expenses
     and deferred income taxes
                                                         25,386                28,972
            Total current liabilities                 ---------             ---------
                                                         74,247             $  81,477

Long-term debt                                          150,000               150,000

Deferred income taxes                                   134,599               130,509

Other long-term liabilities                              37,988                38,701

Shareholders' equity:
   Common stock                                             544                   544
   Capital in excess of par value                        39,602                39,323
   Retained earnings                                    534,590               545,770
                                                      ---------             ---------
            Total                                       574,736               585,637
   Less cost of treasury stock                         (142,705)             (144,237)
                                                      ---------             ---------
            Total shareholders' equity                  432,031               441,400
                                                      ---------             ---------

               Total liabilities and
                  shareholders' equity                $ 828,865             $ 842,087
                                                      =========             =========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                            6/30/94      6/30/93
                                                                           --------     --------
Cash Flows from Operating Activities:
  Net income                                                               $  4,243     $  4,943
  Accounting changes                                                              -        4,193
  Items included in net income not using (providing) cash:
    Depreciation and depletion                                               21,591       19,374
    Loss (gain) on disposition of fixed assets                                  277       (1,074)
    Expense related to employee stock purchase plans                            401          447

  Change in assets and liabilities:
    Accounts receivable                                                      (5,882)      (3,227)
    Inventories                                                               3,837        1,395
    Prepaid expenses and other assets                                        (3,565)      (7,469)
    Accounts payable, accrued compensation, other expenses,
      deferred income taxes and other long-term liabilities                  (7,615)      (3,827)
    Federal, state and local taxes                                             (944)      (2,786)
    Deferred income taxes - noncurrent                                        4,090          484
                                                                           --------     --------
Net cash provided by operating activities                                    16,433       12,453
                                                                           --------     --------
Cash Flows from Investing Activities:
  Sale (purchase) of marketable securities and
      long-term investments                                                  20,573      (34,134)
  Proceeds from disposal of fixed assets                                        575        1,752
  Additions to plant, equipment and timberlands                             (39,030)     (47,042)
  Decrease in liabilities related to fixed
      asset acquisitions                                                     (3,922)      (4,376)
                                                                           --------     --------
Net cash used in investing activities                                       (21,804)     (83,800)
                                                                           --------     --------

Cash Flows from Financing Activities:
  Proceeds of long-term debt issuance                                             -      150,000
  Borrowing (repayment) of short-term debt                                    4,700      (10,100)
  Dividends paid                                                            (15,404)     (15,427)
  Treasury stock purchases                                                        -       (1,206)
  Employees' contribution - common stock issued under
      employee stock purchase plans                                           1,133        1,236
                                                                           --------     --------
Net cash provided by (used in) financing activities                          (9,571)     124,503
                                                                           --------     --------
Net increase (decrease) in cash and cash equivalents                        (14,942)      53,156


Cash and Cash Equivalents:
  At beginning of period                                                     19,182        3,093
                                                                           --------     --------
  At end of period                                                         $  4,240     $ 56,249
                                                                           ========     ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Interest (net of amount capitalized)                                     $  1,707     $    238
  Income taxes                                                                1,716        7,245

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35% and 34% for 1994 and 1993, respectively, to income before income taxes and accounting changes, and the actual provision for income taxes follows (in thousands):


                                               Three Months Ended    Six Months Ended
                                                6/30/94  6/30/93     6/30/94   6/30/93
                                                -------- --------   --------   --------
Federal income tax provision at
 statutory rate                                 $  1,170 $  4,867   $  2,189   $  4,667
State income taxes after deducting
  Federal income tax benefit                          34      652        162        625
Other                                                (69)    (541)      (339)      (703)
                                                  ------ --------   --------   --------
Actual provision
 for income taxes                               $  1,135 $  4,978   $  2,012   $  4,589
                                                  ====== ========   ========   ========

The deferred income tax provision for the six-month periods ended June 30, 1994 and 1993 results from the following temporary differences (in thousands):

                                              Six Months Ended
                                              6/30/94  6/30/93
                                             --------  --------
           Depreciation                     $   3,698   $  3,979
           Pensions                               978     (2,847)
           Alternative Minimum Tax             (2,373)         -
           Other                                 (574)      (648)
                                             --------   --------
                                            $   1,729   $    484
                                            =========   ========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding increased by 110,260 in the first six months of 1994 due to the sale of 95,248 treasury shares pursuant to the various Employee Stock Purchase Plans of the Registrant and the delivery of 15,012 treasury shares pursuant to the 1988 Restricted Common Stock Award Plan of the Registrant. At June 30, 1994, 10,264,392 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 10,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of June 30, 1994, the Registrant had repurchased 8,998,030 shares for a total consideration of $149,523,823.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan, on May 1, 1994, the Registrant granted to certain key employees, excluding officers and other participants in the Registrant's Management Incentive Plans, non-qualified stock options to purchase an aggregate of 246,000 shares of common stock. The stock options, which expire on April 30, 2004, were granted at an exercise price of $15.4375 per share, representing the average fair market value of the Registrant's common stock on Friday, April 29, 1994 and Monday, May 2, 1994. Subject to certain conditions, these stock options are exercisable for 174,000 shares of common stock beginning on November 1, 1994. Stock options for the remaining 72,000 shares of common stock, subject to certain conditions, are exercisable for 25% of such common stock beginning on January 1, 1995 and for an additional 25% of such common stock beginning on January 1 of each of the next three years.

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

INDEPENDENT ACCOUNTANTS' REPORT
- - -------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 1994 and the related condensed consolidated statements of income and retained earnings for the three-month and six-month periods ended June 30, 1994 and 1993 and of cash flows for the six-months ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Deloitte & Touche
Philadelphia, Pennsylvania
July 15, 1994

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


FINANCIAL CONDITION:
- - -------------------

Liquidity:

The Registrant's cash and marketable securities decreased by $35,515,000 during the first six months of 1994. In addition, the Registrant incurred $4,700,000 in short-term bank borrowings. This use of funds was primarily due to the funding of capital related projects of $42,952,000, and the payment of $15,404,000 in dividends, which were partially offset by $16,433,000 of cash provided by operating activities.

During the second quarter of 1994, in addition to incurring $4,700,000 in short-term bank borrowings, the Registrant's cash and marketable securities decreased by $6,090,000. This decrease was primarily due to the funding of capital related projects of $22,242,000 and the payment of $7,706,000 in dividends, which were partially offset by $18,450,000 of cash provided by operating activities.

The Company expects to meet all its near and long-term cash needs from internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit, or a combination of these sources.


Capital Resources:

The Registrant has continued its work on a major project to modernize the pulpmill in Spring Grove, Pennsylvania. The project began in 1990 with completion expected in the third quarter of 1994 for a total cost of approximately $170,000,000. By June 30, 1994, the Registrant had spent a total of $155,437,000 on this project, of which $16,215,000 was spent in the first six months of 1994. The project's focus is almost entirely for improvement to the environment, with a modest increase in pulping capacity.

The Registrant intends to spend approximately $21,000,000 for the installation of a turbine generator at the Spring Grove mill. The project began in 1993 with completion expected in the first quarter of 1995. By June 30, 1994, the Registrant had spent a total of $6,863,000 on this project, of which $5,855,000 was spent in the first six months of 1994. Total capital spending by the Registrant in 1994 for this project is expected to approximate $15,500,000.

RESULTS OF OPERATIONS:
- - ---------------------

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below.


                                                  Comparison of
                                    Three Months Ended      Six Months Ended
                                    June 30, 1994 and       June 30, 1994 and
                                       June 30, 1993          June 30, 1993
                                    -------------------------------------------
                                                Increase (Decrease)
                                              (dollars in thousands)
Net sales                            $ (7,023)  (5.7%)      $(18,737)  (7.7%)
Other income - net                       (875) (36.1%)          (801) (18.6%)
Cost of products sold                   4,348    4.3%          3,825    1.9%
Selling, general and
   administrative expenses             (1,384) (16.8%)        (3,083) (18.1%)
Interest on debt - net                    107    9.7%            419   27.2%
Unusual items - expenses                    -      NC        (13,229) (100.0%)
Provision for taxes on income          (3,843) (77.2%)        (2,577)  (56.2%)
Income before accounting changes       (7,126) (76.3%)        (4,893)  (53.6%)
Accounting changes                          -      NC         (4,193) (100.0%)
Net income                             (7,126) (76.3%)          (700)  (14.2%)

NC - not calculable


Net Sales
- - ---------

The Registrant classifies product sales into two groups: 1) printing papers; and 2) tobacco and other specialty papers. Net sales decreased by $7,023,000 and $18,737,000 for the second quarter and first six months of 1994, respectively, compared to the corresponding periods in 1993.

Net sales of printing papers were 12.6% lower in both the second quarter and the first six months of 1994 compared to the corresponding periods of 1993. Reduced orders due to increased capacity within the paper industry, as well as extreme weather conditions, led to approximately eight days and thirteen days of unplanned downtime at the Registrant's Spring Grove, Pennsylvania and Neenah, Wisconsin mills, respectively, during the first quarter of 1994. Demand for printing papers at the Spring Grove and Neenah mills has improved in the second quarter of 1994 and additional unplanned downtime was limited to three days at the Neenah mill during the beginning of April.

The Registrant's average net selling price per ton of printing papers was 6.5% lower in the second quarter of 1994 compared to the second quarter of 1993 and 2.8% lower for the first six months of 1994 compared to the corresponding period in 1993. Pricing for some of the Registrant's printing paper products produced at the Spring Grove and Neenah mills has recently shown signs of modest improvement. The Registrant is cautiously optimistic that market conditions will allow additional price increases on certain printing paper products in the second half of this year.

Net sales of tobacco and other specialty papers were 15.1% higher in the second quarter of 1994 compared to the second quarter of 1993, and 7.2% higher in the first six months of 1994 compared to the same period in 1993. A significant volume increase of 19.5% has more than offset an 11.8% drop in average net selling price, primarily for tobacco papers, for the first six months of 1994 compared to the first six months of 1993. Net sales of the Registrant's other specialty papers increased by approximately 26.3% in the first six months of 1994 compared to the corresponding period in 1993, due primarily to increased volume.

The Registrant's Pisgah Forest, North Carolina mill experienced a moderate operating loss during the second quarter and first half of 1994 and has incurred an additional moderate operating loss in July, 1994. The Registrant's continuing efforts to improve the results of operations for the Pisgah Forest mill have not yet been successful, with the result that further restructuring and cost cutting or other measures may be required.


Other Income (net)
- - ------------------

Other income (net) in the second quarter and first six months of 1994 decreased $875,000 and $801,000, respectively, compared to the same periods in 1993.
These decreases are primarily due to a reduction in the amount of interest earned on short-term investments. Funds available for investment have decreased since the Registrant's issuance of $150,000,000 principal amount of its 5-7/8% Notes in March, 1993. This decrease is primarily due to the funding of capital related projects and the payment of dividends, as described under Liquidity above.


Cost of Products Sold
- - ---------------------

The Registrant's gross margins fell from 16.8% for the first six months of 1993 to 8.2% for the first six months of 1994, and from 17.3% for the second quarter of 1993 to 8.5% for the second quarter of 1994. These decreases were due to lower average selling prices and an increased cost of products sold per ton. This increased cost per ton was largely due to fewer tons of products manufactured because of the unplanned mill downtime mentioned above and the Registrant's high fixed cost manufacturing process. The cost of products sold also increased as a result of higher costs for market pulp and increased depreciation costs.

In July, 1994, in connection with the annual Spring Grove mill maintenance shutdown, the Registrant began integrating various components of new equipment related to the pulpmill modernization project. The complexity of integrating the new equipment has led to more downtime in the pulpmill than would normally be incurred during the annual shutdown. This will have an unfavorable impact on the Registrant's earnings in the third quarter of 1994 compared to the third quarter of 1993.

Selling, General and Administrative Expenses
- - --------------------------------------------

The Registrant's selling, general and administrative expenses for the second quarter and first six months of 1994 decreased by $1,304,000 and $3,083,000, respectively, compared to the same periods of 1993. These decreases occurred primarily in salaries, wages and other compensation related expenses resulting from the Registrant's 1993 restructuring efforts. Profit sharing and incentive expenses were also lower in 1994 than in 1993 due to lower earnings.


Interest on Debt (net)
- - ----------------------

The Registrant's interest on debt (net) increased $419,000 for the first six months of 1994 compared to the corresponding period of 1993. As noted above, the Registrant issued $150,000,000 principal amount of its 5-7/8% Notes in March, 1993. These Notes were outstanding for only four months during the first six months of 1993 compared to six months during the 1994 period. The resulting increase in interest expense was offset somewhat by an increase in capitalized interest.


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

PART II  OTHER INFORMATION
- - --------------------------


     Item 1.  Legal Proceedings
     --------------------------

          The Registrant owns and operates a pulp and paper mill located on the lower Fox River in Neenah, Wisconsin. The Registrant acquired that mill in 1979 in its merger with Bergstrom Paper Company. In the 1980s, investigations into the presence of polychlorinated biphenyls ("PCBs") in sediments in the lower Fox River were begun. One source of such PCBs is claimed to be the recycling of NCR(R) carbonless paper which contained PCBs in its coating formulation. The Registrant previously recycled such paper at its Neenah Mill. As an outgrowth of the investigation, the Fox River Coalition, an ad hoc group comprised of members of private industry, local governmental entities, publicly-owned wastewater treatment plants and the Wisconsin Department of Natural Resources ("DNR"), was formed to develop and implement a quick and cost-effective clean up of the contaminated sediments in the lower Fox River. The Registrant is a member of the Fox River Coalition.

          As reported in the Registrant's report on Form 8-K dated June 22, 1994, despite the efforts of the Fox River Coalition, in a letter dated June 20, 1994 (received by the Registrant June 22, 1994), pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C. (S)(S) 9601-75, and the Federal Water Pollution Control Act, 33 U.S.C. (S)(S) 1251-1387, the United States Department of the Interior, Fish and Wildlife Service ("FWS"), notified the Registrant and four other paper companies that they had been identified as Potentially Responsible Parties ("PRPs") under CERCLA for injuries to natural resources resulting from releases of hazardous substances to the Fox River and Bay of Green Bay (the "Site"). Further, the PRPs were advised of the FWS' intent to perform a Natural Resources Damage Assessment for the Site. Prior to notification from the FWS, DNR declined to join or support the FWS in its proposed action and urged the FWS not to assess damages for natural resources, stating that it believed that the voluntary approach of the Fox River Coalition was the fastest way to reduce any contamination in the lower Fox River. The Registrant is in the process of investigating this matter and is presently unable to determine the extent and materiality of liability, if any, associated with the action taken by the FWS, for which the Registrant may be responsible.

          On June 6, 1994, the Registrant settled, without any obligation on its part, the action captioned United States v. Modern Trash Removal of York, Inc., Civil No. 92-0819.

Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

          (a) The Registrant's Annual Meeting of Shareholders was held on April 27, 1994.

          (b) The shareholders elected all of management's nominees for Directors.

          (c) The votes cast for election of voting applied): Directors were as follows (cumulative voting applied):

                                          For             Withheld
                                      ------------       ----------
                 R. E. Chappell        37,464,561          302,861
                 G. H. Glatfelter II   37,491,589          302,861
                 T. C. Norris          37,490,242          302,861
                 R. L. Smoot           37,464,232          302,861

              No other matters were voted upon at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

          (a)  Exhibits
               --------
               Number         Description of Documents
               ------         ------------------------

                 11           Computation of Net Income per Share


                 15 Letter in Lieu of Consent Regarding Review Reports of Unaudited Interim Financial Information


          (b)  Reports on Form 8-K
               -------------------

               The Registrant filed a report on Form 8-K dated June 22, 1994 under Item 5, Other Information.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              P. H. GLATFELTER COMPANY



Date:  August 12, 1994        ------------------------------------
                              R. P. Newcomer
                              Vice President and Treasurer
                              (Principal Financial Officer)

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