Form 10-Q
period 1994-09-30
GLATFELTER P H CO
filed 1994-11-14
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                               ------------------

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________


                            Commission File No. 1-3560
                                                ------


                           P. H. GLATFELTER COMPANY
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Pennsylvania                                23-0628360
- - -------------------------------------------------------------------------------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                  Identification No.)


           228 South Main Street, Spring Grove, Pennsylvania  17362
 -------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)


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



Shares of Common Stock outstanding at November 10, 1994 were 44,145,911.

                           P. H. GLATFELTER COMPANY

                                      INDEX


Part I - Financial Information
- - ------------------------------

   Financial Statements:


      Condensed Consolidated Statements of Income and Retained

        Earnings - Three Months and Nine Months Ended September

        30, 1994 and September 30, 1993 (Unaudited)............        2


      Condensed Consolidated Balance Sheets - September 30, 1994

         (Unaudited) and December 31, 1993......................        3


      Condensed Consolidated Statements of Cash Flows - Nine

        Months Ended September 30, 1994 and September

        30, 1993 (Unaudited)...................................         4


      Notes to Condensed Consolidated Financial Statements......        5-6


      Independent Accountants' Report...........................        7


   Management's Discussion and Analysis of Financial Condition

      and Results of Operations.................................        8-10

Part II - Other Information.....................................        11
- - ---------------------------


Signature.......................................................        12
- - ---------


Index of Exhibits...............................................        13

   Exhibit 11 - Computation of Net Income Per Share.............        14

   Exhibit 15 - Letter in Lieu of Consent Regarding Review

                Report of Unaudited Interim Financial

                Information.....................................        15

   Exhibit 27 - Financial Data Schedule.........................        16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



                  P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (dollars in thousands except number of shares and per share amounts)
                                  (UNAUDITED)


                                                     Three Months Ended          Nine Months Ended
                                                    9/30/94       9/30/93       9/30/94      9/30/93
                                                -----------   -----------   -----------  -----------
Net Sales                                       $   120,261   $   116,270   $   346,404  $   361,150

   Other income - net
     Energy sales - net                               1,484         1,348         4,239        4,159
     Interest on investments and other - net            193           628           796        2,229
     Gain (loss) from property dispositions,
        etc., - net                                     590            (3)          729         (117)
                                                -----------   -----------   -----------  -----------
       Total                                        122,528       118,243       352,168      367,421


Costs and expenses
   Cost of products sold                            116,051        99,847       323,564      303,535
   Selling, general and administrative
     expenses                                         6,677         8,398        20,589       25,393
   Interest on debt - net                             1,952           805         3,912        2,346
                                                -----------   -----------   -----------  -----------
       Total                                        124,680       109,050       348,065      331,274
   Unusual items                                          -             -             -       13,229
                                                -----------   -----------   -----------  -----------
       Total costs and expenses                     124,680       109,050       348,065      344,503
                                                -----------   -----------   -----------  -----------
 Income (loss) before income taxes and
   accounting changes                                (2,152)        9,193         4,103       22,918

Provision (benefit) for taxes on income
  Current taxes                                         637           856           920        4,961
  Deferred taxes                                     (1,294)        1,986           435        2,470
  Impact of federal tax rate change                       -         3,472             -        3,472
                                                -----------   -----------   -----------  -----------
       Total                                           (657)        6,314         1,355       10,903

Income (loss) before accounting changes              (1,495)        2,879         2,748       12,015

Accounting changes                                        -             -             -       (4,193)
                                                -----------   -----------   -----------  -----------

Net income (loss)                                    (1,495)        2,879         2,748        7,822

Retained earnings at beginning of period            534,590       549,899       545,770      560,388
                                                -----------   -----------   -----------  -----------
       Total                                        533,095       552,778       548,518      568,210
                                                -----------   -----------   -----------  -----------

Cash dividends declared
   Preferred stock                                        -             2             -            6
   Common stock                                       7,726         7,702        23,149       23,130
                                                -----------   -----------   -----------  -----------
       Total                                          7,726         7,704        23,149       23,136
                                                -----------   -----------   -----------  -----------

Retained earnings at end of period              $   525,369   $   545,074   $   525,369  $   545,074
                                                ===========   ===========   ===========  ===========

Weighted average number of common shares
   outstanding                                   44,266,617    44,252,029    44,224,526   44,366,643

Earnings (loss) per common share
   Income (loss) before accounting changes      $      (.03)  $       .07   $       .06  $       .27
   Accounting changes                                     -             -             -         (.09)
                                                -----------   -----------   -----------  -----------
       Net income (loss)                        $      (.03)  $       .07   $       .06  $       .18
                                                ===========   ===========   ===========  ===========

Cash dividends declared per common share        $      .175   $      .175   $      .525  $      .525
                                                ===========   ===========   ===========  ===========




See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)


                                      ASSETS
                                      ------


                                                  September 30  December 31
                                                     1994          1993
                                                  (unaudited)
                                                  ------------  -----------
Current assets:
 Cash and cash equivalents                         $  3,802     $ 19,182
 Marketable securities                                1,614       22,184
 Accounts receivable - net                           48,259       34,340

 Inventories:
  Raw materials                                      29,678       37,340
  In process and finished products                   30,593       33,503
  Supplies                                           28,408       28,087
                                                   --------     --------
   Total inventory                                   88,679       98,930

 Prepaid expenses and deferred income taxes           1,485        1,305
                                                   --------     --------
   Total current assets                             143,839      175,941

Plant, equipment and timberlands - net              648,163      621,113
Other assets                                         50,267       45,033
                                                   --------     --------
    Total assets                                   $842,269     $842,087
                                                   ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
 Short-term bank borrowings                        $  31,800   $       -

 Accounts payable                                     29,002      39,935
 Dividends payable                                     7,726       7,698
 Federal, state and local taxes                        4,099       4,872
 Accrued compensation, other expenses
  and deferred income taxes                           19,956      28,972
                                                   ---------   ---------
   Total current liabilities                       $  92,583   $  81,477

Long-term debt                                       150,000     150,000

Deferred income taxes                                137,746     130,509

Other long-term liabilities                           38,311      38,701

Shareholders' equity:
 Common stock                                            544         544
 Capital in excess of par value                       39,748      39,323
 Retained earnings                                   525,369     545,770
                                                   ---------   ---------
   Total                                             565,661     585,637

Less cost of common treasury stock                  (142,032)   (144,237)
                                                   ---------   ---------
   Total shareholders' equity                        423,629     441,400
                                                   ---------   ---------

    Total liabilities and
     shareholders' equity                          $ 842,269   $ 842,087
                                                   =========   =========




See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)
                                  (UNAUDITED)


                                                      Nine Months Ended
                                                  9/30/94            9/30/93
                                                 ---------          ---------
Cash Flows from Operating Activities:
 Net income                                      $   2,748          $   7,822
 Accounting changes                                      -              4,193
 Items included in net income not using
  (providing) cash:
  Depreciation and depletion                        32,337             28,934
  Gain on disposition of fixed assets                 (121)              (753)
  Expense related to employee stock purchase
   plans                                               605                652
 Change in assets and liabilities:
  Accounts receivable                              (13,919)            (7,226)
  Inventories                                       10,251             (2,888)
  Prepaid expenses, deferred income taxes,
    and other assets                                (5,414)            (9,163)
    Accounts payable, accrued compensation,
     other expenses, deferred income taxes
     and other long-term liabilities               (15,441)               510
    Federal, state and local taxes                    (773)            (2,150)
    Deferred income taxes - noncurrent               7,237              5,804
                                                 ---------          ---------
Net cash provided by operating activities           17,510             25,735
                                                 ---------          ---------
Cash Flows from Investing Activities:
  Sale (purchase) of marketable securities and
    long-term investments                           20,570            (27,797)
  Proceeds from disposal of fixed assets             1,100              1,763
  Additions to plant, equipment and timberlands    (60,231)           (78,309)
  Decrease in liabilities related to fixed
    asset acquisitions                              (4,758)            (4,956)
                                                 ---------          ---------
Net cash used in investing activities              (43,319)          (109,299)
                                                 ---------          ---------
Cash Flows from Financing Activities:
 Proceeds of long-term
  debt issuance                                          -            150,000
 Borrowing (repayment) of short-term debt           31,800            (10,100)
 Dividends paid                                    (23,121)           (23,143)
 Treasury stock purchases                                -             (3,042)
 Employees' contribution - common stock issued
  under employee stock purchase plans                1,750              1,806
                                                 ---------          ---------
Net cash provided by financing activities           10,429            115,521
                                                 ---------          ---------
Net increase (decrease) in cash and cash
 equivalents                                       (15,380)            31,957

Cash and Cash Equivalents:

At beginning of period                              19,182              3,093
                                                 ---------          ---------
At end of period                                  $  3,802          $  35,050
                                                 ---------          ---------

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
 Interest (net of amount capitalized)             $  6,263          $   1,601
 Income taxes                                     $  2,194          $   7,601




See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. During the three-month period ended September 30, 1993, federal tax legislation was enacted that significantly changed the income tax provisions for the Registrant. The principal provision of the new law affecting the Registrant was an increase in the federal corporate income tax rate from 34% to 35%. Taxes currently payable and deferred tax liabilities increased by $138,000 and $3,334,000, respectively, as a result of the new law and the application of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). As a result, income tax expense from continuing operations for the three-month period ended September 30, 1993, increased by $3,472,000, causing a reduction in net income by the same amount.

     A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35% to income before income taxes and accounting changes, and the actual provision for income taxes follows (in thousands):


                                                          Three Months Ended   Nine Months Ended
                                                         9/30/94    9/30/93    9/30/94     9/30/93
                                                         -------   --------   --------    --------
     Federal income tax provision
      (benefit) at statutory rate                        $(753)    $  3,217   $  1,436    $  8,021
     State income taxes after deducting
       Federal income tax benefit                           37          394        199       1,030
     SFAS No. 109 impact of rate increase                    -        3,272          -       3,272
     Other                                                  59         (569)      (280)     (1,420)
                                                         -----      -------   --------    --------
     Actual provision (benefit)
      for income taxes                                   $(657)     $ 6,314   $  1,355    $ 10,903
                                                         =====      =======   ========    ========

     The deferred income tax provision for the nine-month periods ended September 30, 1994 and 1993 results from the following temporary differences (in thousands):

                                           Nine Months Ended
                                          9/30/94     9/30/93
                                         ---------   ---------
      Depreciation                       $  6,454    $  5,465
      Pensions                              1,467      (2,247)
      Alternative Minimum Tax              (6,797)          -
      Other                                  (689)       (748)
                                         --------     -------
                                         $    435    $  2,470
                                         ========    ========


     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding increased by 158,583 in the first nine months of 1994 due to the sale of 143,571 treasury shares pursuant to the various Employee Stock Purchase Plans of the Registrant and the delivery of 15,012 treasury shares pursuant to the 1988 Restricted Common Stock Award Plan of the Registrant. At September 30, 1994, 10,216,069 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 10,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of September 30, 1994, the Registrant had repurchased 8,998,030 shares for a total consideration of $149,523,823.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan, on May 1, 1994, the Registrant granted to certain key employees, excluding officers, non-qualified stock options to purchase an aggregate of 246,000 shares of common stock. The stock options, which expire on April 30, 2004, were granted at an exercise price of $15.4375 per share, representing the average fair market value of the Registrant's common stock on Friday, April 29, 1994 and Monday, May 2, 1994. Subject to certain conditions, these stock options are exercisable for 174,000 shares of common stock beginning on November 1, 1994. Stock options for the remaining 72,000 shares of common stock, subject to certain conditions, are exercisable for 25% of such common stock beginning on January 1, 1995 and for an additional 25% of such common stock beginning on January 1 of each of the next three years.

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

6. Effective January 1, 1993, the Registrant adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), No. 112, "Employers Accounting for Postemployment Benefits" ("SFAS No. 112"), and SFAS No. 109. The net of tax charges (credits), impacting the first quarter of 1993, due to the adoption of these Standards, was as follows:

                        SFAS No. 106                 $ 12,850,000
                        SFAS No. 112                    1,967,000
                        SFAS No. 109                  (10,624,000)
                                                     ------------
                         Total accounting changes    $  4,193,000
                                                     ============

7. During the first quarter of 1993, the Registrant incurred unusual charges in connection with rightsizing and restructuring of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The charges primarily include provisions for the accelerated pension, stock awards and postretirement benefit costs of early retirements and other terminations in the second quarter of 1993 and other one-time net costs relating to the rightsizing and restructuring of the Company's operations. The rightsizing and restructuring, which was completed during 1993, resulted in the early retirement of 156 employees and a reduction in annual salaries, wages and benefits of approximately $7,500,000.

8. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. Certain reclassifications have been made of previously reported amounts in order to conform with classifications used in the current year. The accompanying unaudited condensed consolidated financial statements have been reviewed by the Registrant's independent public accountants, Deloitte & Touche LLP, in accordance with the established professional standards and procedures for such limited review. No additional adjustments or disclosures were required as a result of this review.

INDEPENDENT ACCOUNTANTS' REPORT
- - -------------------------------


P. H. Glatfelter Company:


We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 1994, and the related condensed consolidated statements of income and retained earnings for the three-month and nine-month periods ended September 30, 1994 and 1993 and of cash flows for the nine months ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P.H. Glatfelter Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 11, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1993 is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

October 14, 1994

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

FINANCIAL CONDITION:
- - -------------------

Liquidity:

The Registrant's cash and marketable securities decreased by $35,950,000 during the first nine months of 1994. In addition, the Registrant incurred $31,800,000 in short-term bank debt. This decrease in cash and marketable securities and increase in short-term debt was primarily due to the funding of capital related projects of $64,989,000 and the payment of $23,121,000 in dividends, which were partially offset by $17,510,000 of cash provided by operating activities.

During the third quarter of 1994, the Registrant incurred $27,100,000 in short-term bank debt. This indebtedness was incurred primarily for the funding of capital related projects of $22,037,000 and the payment of $7,717,000 in dividends, which were partially offset by $1,077,000 of cash provided by operating activities.

The Company expects to meet all its near and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit.

Capital Resources:

The Registrant has continued its work on a major project to modernize the pulpmill in Spring Grove, Pennsylvania. The project began in 1990 with completion expected in the fourth quarter of 1994 for a total cost of approximately $171,000,000. By September 30, 1994, the Registrant had spent a total of $164,207,000 on this project, of which $24,985,000 was spent in the first nine months of 1994. The project's focus is almost entirely for improvement to the environment, with a modest increase in pulping capacity. Although the project is expected to be completed in the fourth quarter of 1994, expenditures relating to the project of approximately $3,000,000 are expected to be paid in 1995.

The Registrant intends to spend approximately $20,000,000 for the installation of a turbine generator at the Spring Grove mill. The project began in 1993 with completion expected in the fourth quarter of 1994. By September 30, 1994, the Registrant had spent a total of $10,978,000 on this project, of which $9,970,000 was spent in the first nine months of 1994. Total capital spending by the Registrant in 1994 for this project is expected to approximate $15,500,000. Although the project is expected to be completed in the fourth quarter of 1994, expenditures related to the project of approximately $3,500,000 are expected to be paid in 1995.

RESULTS OF OPERATIONS:
- - ---------------------

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below.

                                                    Comparison of
                                     Three Months Ended       Nine Months Ended
                                     Sept. 30, 1994 and      Sept. 30, 1994 and
                                       Sept. 30, 1993          Sept. 30, 1993
                                    -----------------------------------------------
                                                 Increase (Decrease)
                                                (dollars in thousands)
Net sales                             $ 3,991       3.4%        $(14,746)   (4.0%)
Other income - net                        294      14.9%            (507)   (8.1%)
Cost of products sold                  16,204      16.2%          20,029     6.6%
Selling, general and
   administrative expenses             (1,721)    (20.5%)         (4,804)  (18.9%)
Interest on debt - net                  1,147     142.5%           1,566    66.8%
Unusual items - expenses                    -         NC         (13,229) (100.0%)
Provision for taxes on income          (6,971)   (110.4%)         (9,548)  (87.6%)
Income before accounting changes       (4,374)   (151.9%)         (9,267)  (77.1%)
Accounting changes                          -         NC          (4,193) (100.0%)
Net income                              (4,374)  (151.9%)         (5,074)  (64.9%)
NC - not calculable

Net Sales
- - ---------

The Registrant classifies product sales into two groups: 1) printing papers; and 2) tobacco and other specialty papers. Net sales increased by $3,991,000 for the third quarter of 1994 compared to the third quarter of 1993. Net sales decreased $14,746,000 for the first nine months of 1994 compared to the corresponding period of 1993.

During the first nine months of 1994, net sales of printing papers were 8.0% lower than for the first nine months of 1993 due to both a decrease in sales volume and a decrease average net selling price. Reduced orders in the first quarter of 1994 led to unplanned downtime at the Registrant's Spring Grove, Pennsylvania and Neenah, Wisconsin mills. Demand for printing papers improved during the second and third quarters of 1994 and prices have increased since the first quarter of 1994 for most of the Registrant's printing papers produced at the Spring Grove and Neenah mills. The Registrant remains cautiously optimistic that continued improved market conditions will allow additional price increases on certain printing paper grades during the fourth quarter of 1994.

Net sales of printing papers were 2.1% higher in the third quarter of 1994 compared to the third quarter of 1993. Increased demand for printing papers resulted in an increase in sales volume, which more than offset a decrease in average net selling price compared to the third quarter of 1993.

Net sales of tobacco and other specialty papers were 9.6% higher in the third quarter of 1994 compared to the third quarter of 1993, and 8.0% higher in the first nine months of 1994 compared to the same period in 1993. A significant volume increase of 17.0% has more than offset a 7.7% drop in average net selling price, primarily for tobacco papers, for the first nine months of 1994 compared to the first nine months of 1993.

The Registrant's Pisgah Forest, North Carolina mill experienced a moderate operating loss during the third quarter and first nine months of 1994 and has incurred an additional moderate operating loss in October, 1994. The Registrant's continuing efforts to improve the results of operations for the Pisgah Forest mill have not yet been successful, with the result that further restructuring and cost cutting or other measures may be required.

Other Income (net)
- - ------------------

Other income (net) in the third quarter of 1994 increased $294,000 compared to the corresponding period in 1993. This increase was primarily due to gains from property dispositions, which were partially offset by a decrease in investment income. Other income (net) for the first nine months of 1994 decreased $507,000 compared to the first nine months of 1993. This decrease is primarily due to a reduction in the amount of interest earned on short-term investments, which was partially offset by an increase in gains from property dispositions. Surplus investiable funds from the Registrant's issuance of $150,000,000 principal amount of its 5-7/8% Notes in March, 1993, have dramatically decreased due to the funding of capital related projects and the payment of dividends, as described under the Liquidity section above.

Cost of Products Sold
- - ---------------------

The Registrant's gross margins fell from 16.0% for the first nine months of 1993 to 6.6% for the first nine months of 1994, and from 14.1% for the third quarter of 1993 to 3.5% for the third quarter of 1994. These decreases were due to lower average net selling prices and an increased cost of products sold per ton. The cost of products sold increased as a result of higher costs for market pulp, pulp substitutes and wastepaper and increased depreciation costs. The increased cost per ton was also largely due to fewer tons of products manufactured because of the unplanned mill downtime mentioned above and the Registrant's high fixed cost manufacturing process.

In July, 1994, in connection with the annual Spring Grove mill maintenance shutdown, the Registrant began integrating various components of new equipment related to the pulpmill modernization project. The complexity of integrating the new equipment led to more downtime in the pulpmill than would normally be incurred during the annual shutdown. This had an unfavorable impact on the Registrant's gross margins and net income in the third quarter of 1994 compared to the third quarter of 1993.

Selling, General and Administrative Expenses
- - --------------------------------------------

The Registrant's selling, general and administrative expenses for the third quarter and first nine months of 1994 decreased by $1,721,000 and $4,804,000, respectively, compared to the same periods of 1993. These decreases occurred primarily in salaries, wages and other compensation related expenses resulting from the Registrant's 1993 restructuring efforts. Profit sharing and incentive expenses were also lower in 1994 than in 1993 due to lower earnings.

Interest on Debt (net)
- - ----------------------

The Registrant's interest on debt (net) increased $1,147,000 and $1,566,000 for the third quarter and first nine months of 1994, respectively, compared to the corresponding periods of 1993. As noted above, the Registrant issued $150,000,000 principal amount of its 5-7/8% Notes in March, 1993. These Notes were outstanding for only seven months during the first nine months of 1993 compared to nine months during the 1994 period. During the third quarter of 1994, the Registrant ceased capitalizing interest on a majority of the expenditures related to the pulpmill modernization project, resulting in a significant increase in net interest expense.

Unusual Items
- - -------------

During the first quarter of 1993, the Registrant incurred unusual charges in connection with rightsizing and restructuring of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane, and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The charges primarily include provisions for the accelerated pension, stock awards and postretirement benefit costs of early retirements and other terminations of employees in the second quarter of 1993 and other one-time net costs relating to the rightsizing and restructuring of the Registrant's operations. The rightsizing and restructuring, which was completed during 1993, resulted in the early retirement of 156 employees and a reduction in annual salaries, wages and benefits of approximately $7,500,000.


Accounting Changes
- - ------------------

Effective January 1, 1993, the Registrant adopted the provisions of SFAS No. 106, SFAS No. 112, and SFAS No. 109. The cumulative charge, net of tax, resulting from the adoption of these Standards was $4,193,000. Set Note 6 to the condensed financial statements for a further description of the accounting changes.

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

                     27              Financial Data Schedule


            (b)    Reports on Form 8-K
                   -------------------

                     None

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 P. H. GLATFELTER COMPANY



Date:  November 14, 1994         -------------------------------------------
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

            27          Financial Data Schedule