Form 10-K
GLATFELTER P H CO
filed 1995-03-30
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission file number
December 31, 1994                                               1-3560

                            P.H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                            23-0628360
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)
       228 South Main Street
  SPRING GROVE, PENNSYLVANIA                                      17362
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,                                (717) 225-4711
         including area code

Securities registered pursuant to Section 12(b) of the Act:

    COMMON STOCK                                AMERICAN STOCK EXCHANGE INC.
(Title of each class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock of the Registrant held by non-affiliates at March 1, 1995 was $481,549,212.

Common Stock outstanding at March 1, 1995: 44,201,916 Shares


                      DOCUMENTS INCORPORATED BY REFERENCE

                 Portions of the following documents are incorporated by reference in this Report on Form 10-K.

                 1.       Proxy Statement dated March 17, 1995 (Part III)

                                     PART I


Item 1.  Business.

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


                 The Registrant sells its products throughout the United States and in a number of foreign countries. Net export sales in 1992, 1993 and 1994 were $48,830,000, $38,577,000 and $44,821,000, respectively. In 1994, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to cigarette manufacturers, financial printers and converters generally were made directly. During 1994, one of the Registrant's wholesale paper merchants, Central National-Gottesman Inc. (which buys paper through its division, Lindenmeyr Book Publishing) acquired substantially all of the assets of Perkins & Squier, another of the Registrant's wholesale paper merchants; as a result, during 1994, Central National-Gottesman Inc. accounted for 13% of the Registrant's net sales. In 1993 and 1994, the Registrant did not supply tobacco paper products to the domestic tobacco operations of Philip Morris Companies, Inc., in accordance with a decision communicated by Philip Morris to the Registrant on October 29, 1992. Philip Morris had been one of Registrant's six domestic customers for tobacco paper products. Sales to Philip Morris amounted to 7.5% of the Registrant's total sales in 1992. The Registrant succeeded in redirecting the lost Philip Morris product volume to printing paper customers in 1993 and to printing paper and the Registrant's remaining tobacco paper customers in 1994. Such sales to printing paper customers in

1993 and 1994 were not as profitable as sales to Philip Morris in 1992. Sales to the remaining tobacco paper customers in 1993 and 1994 were also less profitable than in 1992 due to increased competitive pressure and cost-cutting measures within the tobacco industry. In addition, the cost of pulp in 1994 was significantly higher than in 1993, and the Registrant was unable to offset this higher cost through price increases. As a result, the 1993 and 1994 profit performances of the Registrant's Ecusta Division were sharply below that of 1992. As described in Note 2 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations, during the fourth quarter of 1994, the Registrant recognized a $208,949,000 noncash, pre-tax writedown of impaired assets, $198,189,000 of which related to the Ecusta Division. The Registrant continues its efforts to maximize utilization of its Ecusta Division's assets by attempting to direct sales volume to its more profitable grades and by controlling costs. Even with these efforts, the 1995 profit performance of the Ecusta Division, excluding the favorable impact of reduced depreciation expense resulting from the writedown, is expected to improve slightly over that of 1994.

                 Set forth below is the amount (in thousands) and percentage of net sales contributed by each of the Registrant's two classes of similar products during each of the years ended December 31, 1994, 1993 and 1992.

                            Year Ended December 31,

                         1994                          1993                     1992
                       Net Sales       %             Net Sales       %        Net Sales      %
                       ---------       -             ---------       -        ---------      -
Printing
Papers                 $335,882       70%            $341,528       72%       $348,497      64%

Tobacco
and Other
Specialty
Papers                  142,420       30%             131,981       28%        191,560      36%
                        -------       ---             -------       ---        -------      ---

Total                  $478,302      100%            $473,509      100%       $540,057     100%


                 Printing and specialty papers are manufactured in each of the Registrant's mills. Tobacco papers are manufactured in the Registrant's Pisgah Forest mill (Ecusta Division).

                 The competitiveness of the markets in which the Registrant sells its products varies. There are numerous concerns in the United States manufacturing printing papers, and no one company holds a dominant position. Capacity in the uncoated free-sheet industry, which includes uncoated printing papers, is not expected to increase significantly for the next few years. As a result, industry operating rates are expected to remain strong for the next few years. The Registrant was able to increase prices on most of its printing paper lines during the second half of 1994. Additional price increases for printing papers have been or are expected to be implemented in the first half of 1995. In the tobacco papers business, while there is only one significant domestic competitor, there are numerous international competitors. Despite recent events described above, the Registrant remains a major tobacco papers supplier to the domestic tobacco products industry. Declining consumption of cigarettes in the United States, the consumer shift to lower-priced and lower-cost cigarettes and the availability of lower-priced tobacco paper products from foreign manufacturers have caused tobacco companies to pressure the Registrant to reduce prices, but have not, and are not expected to, affect the Registrant's relative competitive position. Increasing foreign production of tobacco products by U.S. companies may have an adverse effect on the Registrant's overall competitive position. Service, product performance and technological advances are important competitive factors in the Registrant's business. The Registrant believes its reputation in these areas continues to be excellent.

                 Backlogs are not significant in the Registrant's business.

                 The principal raw material used at the Spring Grove mill is pulpwood. In 1994, the Registrant acquired approximately 78% of its pulpwood from saw mills and independent logging contractors and 22% from Company-owned timberlands. Hardwood purchases constituted 53% of the pulpwood acquired and softwood the balance. Hardwoods are still abundant within a relatively short distance of the Registrant's Spring Grove mill, but the radius within which the Registrant has been acquiring hardwoods has increased modestly over prior years. Softwood is obtained primarily from Maryland, Delaware and Virginia.
In order to protect its sources of pulpwood, the Registrant has actively promoted conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company, has acquired, and is acquiring, woodlands, particularly softwood growing land, with the objective of having sufficient softwood growing on its lands to provide a significant portion of the Spring Grove mill's future softwood requirements. Wood chips produced from sawmill waste also accounted for a substantial amount of the Registrant's pulpwood purchases for the Spring Grove mill.

                 The Neenah mill uses high-grade and low-grade recycled wastepaper as its principal raw material. The start-up of various wastepaper deinking facilities has increased the demand in the near-term for the types of wastepaper used at the Neenah mill. While it is anticipated that there will be an adequate supply of wastepaper in the future, wastepaper prices increased significantly in the fourth quarter of 1994 and continued to increase in the first quarter of 1995 due to the current limited availability of wastepaper.

                 The major raw materials used at the Ecusta Division mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. Flax has become a less important raw material as a result of the loss of business of Philip Morris (referred to above), since it was the Registrant's major customer for flax-based products. In addition, declining consumption of cigarettes in the United States and the consumer shift to lower-priced and lower-cost cigarettes, which are manufactured using predominately wood pulp-based tobacco papers, has caused further deterioration in demand for flax-based papers. This has necessitated the purchase of additional wood pulp to manufacture products to replace the lost flax-based business. The current supply of flax and wood pulp is sufficient for the present and anticipated future operations at the Ecusta Division. Due to sufficient levels of processed flax straw inventory, the Registrant elected not to contract for the purchase of flax straw for 1994, but has decided to resume its purchase of Canadian flax straw in 1995.

                 Wood pulp purchased from others comprised approximately 110,000 short tons or 24% of the total 1994 fiber requirements of the Registrant. Wood pulp is currently in short supply, but the Registrant has entered into contracts to ensure sufficient quantities of wood pulp to maintain full operations. The cost of wood pulp increased significantly during 1994 and additional cost increases have been implemented and are expected to be implemented during 1995. The Registrant believes it will be successful in increasing its prices to more than offset the cost increases.

                 The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. It also produces excess electricity which is sold to the local power company under a long-term co-generation contract, which resulted in 1994 net energy sales of $5,645,000. Principal fuel sources used by the Registrant's Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil which in 1994 were used to produce approximately 58%, 35%, 6% and 1%, respectively, of the total energy internally generated at the Spring Grove mill.

                 The Pisgah Forest mill generates all of its steam requirements and a majority of its electrical requirements (63% in 1994) and purchases electric power for the remainder. The principal fuel source used at the Pisgah Forest mill is coal (98.5% in 1994).

                 The Neenah mill generates all of its steam requirements and a portion of its electric power requirements (13% in 1994) and purchases the remainder of its electric power requirements. Gas was used to produce essentially all of the mill's internally generated energy during 1994.

                 At December 31, 1994, the Registrant had 2,851 active full-time employees.

                 Hourly employees at the Registrant's mills are represented by different locals of the United Paperworkers International Union, AFL-CIO. A labor agreement covering approximately 980 employees at the Pisgah Forest mill expires in October 1996. Under this agreement, wages increased 3% in 1994 and are to increase 3% in 1995. A five-year labor agreement covering approximately 745 hourly employees in Spring Grove was ratified in 1993 and expires in January 1998. Under this agreement, wages increased by 3% in 1994 and are to increase by 3% in each of the three years, 1995 through 1997. In January 1994, a new five-year labor agreement covering Neenah employees (approximately 335) was ratified. Under this agreement, which expires in August 1997, wages increased 3% in 1994 and are to increase 3% in 1995 and 1996.

ENVIRONMENTAL MATTERS

                 The Registrant is subject to numerous Federal, state and foreign laws and rules and regulations thereunder with respect to solid waste disposal and the abatement of air and water pollution and noise. It has been the Registrant's experience over many years that directives with respect to the abatement of pollution have periodically been made increasingly stringent. During the past twenty years or more, the Registrant has taken a number of measures and spent substantial sums of money both for the installation of facilities and operating expenses in order to abate air, water and noise pollution and to alleviate the problem of disposal of solid waste. In spite of the measures it has already taken, the Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that compliance therewith, when and if technologically feasible, will require additional capital expenditures and operating expenses. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. For further information with respect to such compliance, reference is made to Item 3 of this report.

                 Compliance with government environmental regulations is a matter of high priority to the Registrant. In order to meet environmental requirements, the Registrant has undertaken certain projects, the most significant of which relates to the modernization of the Spring Grove pulpmill. The pulpmill modernization project, which began in 1990, was completed during the fourth quarter of 1994 for a total cost of $171,000,000 (exclusive of capitalized interest). Of this amount, $20,000,000 was expended through 1991, $48,000,000 in 1992, $71,000,000 in 1993 and $28,000,000 in 1994. The
remaining $4,000,000 is expected to be paid in 1995. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings have been and will be adversely affected to the extent that selling prices have not been and cannot be increased to offset additional incremental operating costs, including depreciation, resulting from such capital expenditures and to offset additional interest expense on the amounts expended for environmental purposes. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the U.S. paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills, any other environmental related obligations it will incur or the limitations which environmental compliance may place on its operations.

                 The Wisconsin DNR has initiated an investigation of a deposit ("Deposit A") of polychlorinated biphenyls ("PCBs") in an impoundment of the lower Fox River close to the Registrant's Neenah mill. DNR has alleged that the Registrant's operations are a source of those PCBs. DNR has not yet made any claim with respect to that deposit. The State of Wisconsin has notified another party that the State considers it to be potentially responsible with the Registrant for Deposit A. The Registrant has agreed to do the work necessary to upgrade DNR's initial study of the deposit to the usual technical standards of a remedial investigation/feasibility study, and has submitted that study. In November 1994, DNR proposed a remedy for Deposit A which DNR estimates will cost $9.3 million. In March 1995, DNR informed the Registrant that DNR had increased its estimate of the cost of its proposed remedy to $14.6 million. The Registrant submitted comments opposing the proposed remedy, as did others. DNR has not selected a remedy.

                 In June 1994 the United States Fish and Wildlife Service ("FWS") notified the Registrant and four other parties that FWS considers them to be potentially responsible for natural resources damages arising from the presence of PCBs in the lower Fox River and the Bay of Green Bay pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). FWS indicated that it intended to commence a natural resources damages assessment ("NRDA"). The State of Wisconsin has declined the United States' invitation to participate in the NRDA as a co-trustee, and has repeatedly requested that the United States not undertake the NRDA because the NRDA and natural resource damage claims would disrupt a program of voluntary cleanup under the auspices of the DNR through a public/private group known as the Fox River Coalition. The Registrant is a member of the Fox River Coalition. The Menominee Indian Tribe has, however, indicated to FWS that it intends to participate in the NRDA as a co-trustee. In addition, the Menominee Tribe has commenced litigation in the United States District Court for the Western District of Wisconsin against the State to establish the tribe's usufructuary rights to natural resources, including the Fox River; the Registrant is not presently a party to that litigation. The Registrant is engaged in negotiations with FWS regarding the scope, nature and propriety of the NRDA and with DNR regarding the scope, nature and propriety of activities through the Fox River Coalition, and is investigating any potential claims of the Menominee Tribe.

                 The amount and timing of future expenditures for environmental compliance, clean-up, remediation or personal injury or property damage liability cannot be ascertained with any certainty due, among other things, to the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves. The Registrant's current assessment is that such expenditures are not likely to have a material adverse effect on its financial condition, results of operation or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.


Item 2.  Properties.

                 The Registrant's executive offices are located in Spring Grove, Pennsylvania, 11 miles southwest of York. The Registrant's paper mills are located in Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin.

                 The Spring Grove facilities include seven uncoated paper machines with a daily capacity ranging from 11 to 273 tons and an aggregate annual capacity of about 279,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. An off-machine coater gives the Registrant a potential annual production capacity for coated paper of approximately 48,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. The pulpmill has a production capacity of approximately 585 tons of bleached pulp per day.

                 The Pisgah Forest facilities include twelve paper machines, stock preparation equipment and a modified kraft bleached flax pulpmill with thirteen rotary digesters. The annual light weight paper capacity is approximately 99,000 tons. Nine paper machines are essentially identical while the newer three machines have design variations specific for the products produced. Converting equipment includes winders, calendars, slitters, perforators and printing presses.

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

                 The Glatfelter Pulp Wood Company, a subsidiary of the Registrant, owns and manages approximately 110,000 acres of land, most of which is timberland.

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

                 During 1990 and again in 1991, the Pennsylvania DER proposed to reissue the Registrant's waste water discharge permit on terms with which the Registrant does not agree. The Registrant intends to contest those terms should they be included in the final permit. Among those terms is an unacceptable term concerning a suspected discharge of 2,3,7,8 tetrachlorodibenzo-p-dioxin ("dioxin"). At the behest of the United States Environmental Protection Agency ("EPA"), DER has included the Registrant's Spring Grove mill on the list of dischargers submitted to and approved by EPA pursuant to Section 304(l) of the Clean Water Act. EPA has approved that list because EPA suspects that the Spring Grove mill may discharge dioxin in concentrations of concern. The Registrant believes that the Spring Grove mill should not be included on the discharger list.

                 The Registrant has been identified by EPA and the Ohio Environmental Protection Agency as one of 34 potentially responsible parties ("PRPs") for the clean-up of the Cardington Road Landfill in Montgomery County, Ohio. EPA has selected a remedy estimated to cost approximately $8.2 million and, by letter dated February 9, 1994, demanded that the PRPs perform a remedial design. Appleton Paper, Inc., which purchased the Registrant's West Carrolton, Ohio mill, was previously identified as a PRP and has demanded that the Company indemnify it for costs incurred in connection with this landfill, but did not receive the February 9 letter. On March 25, 1994 the Registrant received notice that the court in Cardington Road Site Coalition v. Snyder Properties, Inc. (Case No. C-3-88-632 S.D. Ohio), a Superfund cost recovery action brought by the PRPs who implemented the remedial investigation, had authorized the filing of a complaint naming the Registrant as a third-party defendant in such action, but no complaint has been served.

                 The Wisconsin DNR has reissued the Registrant's wastewater discharge permit for the Neenah mill on terms unacceptable to the Registrant. The Registrant has requested an adjudicatory hearing on the terms of that permit. The Wisconsin Paper Council is presently engaged in joint negotiation of some issues common to a number of permits issued at the same time to similar mills.

Item 4.          Submission of Matters to a Vote of Security Holders.

                 Not Applicable.


Executive Officers of the Registrant.

Executive Officers                Office (a)                      Age
------------------                ------                          ---
T. C. Norris                      Chairman of the Board,          56
                                   President and Chief
                                   Executive Officer and
                                   Director

R. W. Wand                        Vice President -                55
                                   Administration

J. F. Myers                       Vice President -                56
                                   Manufacturing Technology

R. P. Newcomer                    Vice President and              46
                                   Treasurer (b)

R. S. Lawrence                    Vice President - General        55
                                   Manager, Ecusta Paper
                                   Division (c)

G. H. Glatfelter II               Vice President - General        43
                                   Manager, Glatfelter Paper
                                   Division (d)

C. M. Smith                       Comptroller (e)                 36

R. S. Wood                        Secretary and                   37
                                   Assistant Treasurer (f)


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

(b) Mr. Newcomer became Vice President and Treasurer on May 1, 1993. Prior to May 1, 1993, he was Assistant Comptroller.

(c) Mr. Lawrence became Vice President - General Manager, Ecusta Paper Division on May 1, 1993. Prior to May 1, 1993, he was Director of Planning, Acquisitions and Governmental Affairs.

(d) Mr. Glatfelter became Vice President - General Manager, Glatfelter Paper Division on May 1, 1993. Prior to May 1, 1993, he was General Manager, Glatfelter Paper Division.

(e) Mr. Smith became Comptroller on May 1, 1993. From December 1990 to May 1993, he was a Financial Analyst. Prior to December 1990, he was Comptroller for Flagship Cleaning Services, Inc.

(f) Mr. Wood became Secretary and Assistant Treasurer on September 23, 1992. Prior to September 23, 1992, he was Assistant Secretary and Assistant Treasurer.


                                    PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

Common Stock Prices and Dividends Paid Information

The table below shows the high and low prices of the Company's common stock on the American Stock Exchange (Ticket Symbol "GLT") and the dividends paid per share for each quarter during the past two years.

                          1994                             1993
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
Quarter     High         Low      Dividends      High       Low     Dividends
1st        $19 3/8     $15 7/8     $.175       $19 1/8     16 3/4     $.175
2nd         17 3/8      15 1/8      .175        19 1/2     15 3/4      .175
3rd         18 1/4      14 5/8      .175        19         15 3/8      .175
4th         17 1/2      15 1/8      .175        19 1/8     15 1/8      .175

As of December 31, 1994, the Company had 5,070 shareholders of record. A number of the shareholders of record are nominees.

Item 6.  Selected Financial Data.

            Six-Year Summary of Selected Consolidated Financial Data

                             Year Ended December 31

                               1994              1993           1992          1991         1990          1989
  Net Sales               $ 478,302         $  473,509       $  540,057   $  567,764    $ 625,429    $  598,777
  Income (loss) before
   accounting changes      (118,251)(a)         20,409(c)        56,544       76,049       88,332        92,864
  Income (loss) per
   common share before
   accounting changes         (2.67)(a)            .46(c)          1.27         1.67         1.88          1.93
  Total assets              650,810 (b)        842,087(d)       648,464      630,115      598,842       550,015
  Debt                      174,100            150,000           10,100           --           --         1,100
  Cash dividends
   declared per
   common share           $     .70         $      .70       $      .70   $      .60    $    .575    $      .50

(a) After impact of an after tax charge for a writedown of impaired assets (unusual items) of $127,981,000 or $2.89 per share.

(b) After impact of writedown of impaired assets (unusual items) of $208,949,000.

(c) After impact of an after tax charge for unusual items of $8,430,000 or $.19 per share and the effect of an increased federal corporate income tax rate of $3,587,000 or $.08 per share.

(d) Includes an increase of $61,062,000 resulting from the adoption of Statement of Financial Accounting Standards No. 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


OVERVIEW

The Company classifies its sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. The Spring Grove, Pennsylvania and Neenah, Wisconsin mills produce printing and other specialty papers. The Pisgah Forest mill (hereinafter referred to as the Ecusta Division or "Ecusta") produces printing, tobacco and other specialty papers.

Most of the Company's printing paper sales are directed at the uncoated free-sheet segment of the industry. Industry operating rates improved significantly during the second half of 1994 and are expected to remain strong during 1995. Industry uncoated free-sheet capacity is not expected to increase significantly for the next few years. Profit from operations at the Spring Grove and Neenah mills is expected to improve during 1995 as a result of increased selling prices for printing papers and other specialty papers, offset somewhat by increased costs, particularly for wastepaper, pulp and depreciation.

The trend of declining domestic tobacco consumption continued in 1994, with no change in the trend expected. Competition for domestic and foreign tobacco paper sales is also expected to remain intense in the foreseeable future. Profit from operations before depreciation at Ecusta is expected to improve slightly in 1995 compared to 1994. The Company believes it can increase Ecusta's printing paper and tobacco and other specialty product selling prices sufficiently to offset anticipated increased pulp costs. Depreciation costs will decrease significantly due to the writedown of Ecusta's net assets discussed below.

1994 COMPARED TO 1993

Overall demand for the Company's products increased significantly in the second half of 1994, particularly in the fourth quarter, which led to several price increases for certain printing paper grades. Net sales in 1994 increased $4,793,000 over 1993. Net sales in the fourth quarter of 1994 were $19,539,000 higher than in the fourth quarter of 1993.

Printing paper sales decreased $5,646,000, or 1.7% in 1994 compared to 1993. The annual average net printing paper price decreased 1.3% in 1994 from 1993 due to the supply of uncoated free-sheet papers exceeding demand during the first half of 1994. Significant increases in demand, particularly in the fourth quarter of 1994, led to price increases for certain printing paper grades. The average net selling price in the fourth quarter of 1994 was 8.6% higher than in the third quarter of 1994 and 4.0% higher than in the fourth quarter of 1993.

Net tobacco and other specialty paper sales increased $10,439,000, or 7.9%, in 1994 compared to 1993. Other specialty paper sales increased 18.9% in 1994 over 1993, with a 16.4% increase in sales volume and a 2.2% increase in average net selling price. Increased competition and cost-cutting measures taken by Ecusta tobacco paper customers put severe pressure on tobacco paper prices.
Aggressive pricing by the Company resulted in a 16.3% increase in tobacco paper sales volume in 1994 over 1993, primarily to export customers, but a 9.7% decrease in average net selling price.

Despite the increase in sales, operating profits slipped significantly in 1994 from 1993. Profit from operations, before unusual items, accounting changes, interest income and expense and taxes was $21,541,000 compared to $48,563,000 in 1993, a 55.6% decrease. A decrease in average net selling price and increases in the cost of products sold caused a decrease in gross margin from 15.7% in 1993 to 8.5% in 1994. The cost of products sold increased as a result of higher costs for market pulp and wastepaper and higher depreciation costs, primarily as a result of the completion of the Spring Grove pulpmill modernization project. The Company's gross margin was also negatively impacted by unplanned mill downtime at the Spring Grove and Neenah mills during the first quarter of 1994 and above normal downtime at the Spring Grove mill during the third quarter of 1994 due to the complex integration of equipment required by the pulpmill modernization project.

Selling, general and administrative expenses were $4,098,000 lower in 1994 than in 1993. This expected decrease occurred primarily in salaries, wages and other compensation expenses resulting from the Company's 1993 restructuring efforts. Profit sharing and incentive expenses were also lower in 1994 than in 1993 due to lower earnings.

Interest on debt in 1994 increased $3,540,000 over 1993. This increase is due primarily to a full year of interest expense in 1994 related to the Company's March 1993 issuance of $150,000,000 principal amount of its 5 7/8% Notes and an increase in interest expense related to short-term borrowings in 1994. In addition, during the third quarter of 1994, the Company ceased capitalizing interest on expenditures relating to the pulpmill modernization project, resulting in a significant increase in net interest expense.

Results by Mill

The Company's Spring Grove mill showed a decline in its profits from operations of $5,856,000 in 1994 compared to 1993. Net sales were relatively flat in 1994 compared to 1993 as an overall improvement in average net selling price offset a slight decline in sales volume. The primary reason for the decline in profits from operations was an increase in depreciation expense resulting from the completion of the Spring Grove pulpmill modernization project.

Profit from operations at the Neenah mill showed a decline of $6,322,000 in 1994 compared to 1993. Net sales increased $833,000 in 1994 as a 3.8% increase in volume more than offset a 2.8% decrease in average net selling price. Neenah's profit from operations was negatively impacted by an increase in the cost of wastepaper, particularly in the fourth quarter of 1994. Wastepaper prices continued to increase in January 1995.

Profit from operations at Ecusta declined $14,844,000 in 1994 compared to 1993 resulting in an operating loss for the year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


Net sales increased $3,737,000 in 1994 as an 8.0% increase in sales volume was offset somewhat by a 5.4% decrease in average net selling price. Ecusta's profit from operations was most negatively impacted by a sharp increase in the cost of purchased pulp and its inability to pass the increased costs on to its customers, particularly tobacco paper customers, due to severe competitive pressures.

1994--UNUSUAL CHARGES

During 1994 the Company closely monitored the Ecusta Division and continued its efforts to maximize utilization of Ecusta's assets by attempting to direct sales volume to its more profitable grades and by controlling costs. Despite these efforts, Ecusta experienced a 1994 operating loss before an unfavorable LIFO inventory charge, unusual items, interest expense and taxes of $4,921,000. Ecusta continued to be negatively impacted by the continuing trend of declining domestic tobacco consumption, a trend which is expected to continue. Increased competition for foreign tobacco paper sales has also adversely impacted Ecusta's profitability.

Based on 1994 Ecusta operating results, and indications that market conditions were unlikely to improve significantly in the near future, the Company determined that its efforts to return Ecusta to an acceptable level of profitability would not be successful. As a result, the Company decided to evaluate other strategic alternatives. As part of its consideration of such alternatives, the Company solicited offers to buy the Ecusta Division during the fourth quarter of 1994. In January 1995, the Company rejected all offers which it received to buy the Ecusta Division because the offers were less than the Company's valuation of the net assets. Nevertheless, as a result of these offers, as well as the Company's revised valuation of the net assets of Ecusta, the Company concluded that the fair value of the net assets was far less than the book value. Accordingly, during the fourth quarter of 1994, the net assets of Ecusta were written down to fair value, resulting in a $198,189,000 charge to pre-tax earnings. This writedown had no cash impact on the Company.

The Company concluded that asset impairment recognition was required as the revised projected undiscounted future cash flows of the Ecusta Division were less than the carrying value. In developing the revised projections, the Company considered 1994 actual results and the Company's conclusions concerning future market conditions and the resulting impact on prices. To determine the fair value of the Ecusta Division net assets, the Company projected the present value of future cash flows using a 13% discount rate. The resulting fair value, which exceeded the offers received, was used to determine the amount of the writedown. The Company plans to continue to operate the Ecusta Division and enhance its profitability and cash generation through additional cost reduction efforts. The Company believes Ecusta will continue to generate cash in the future. The writedown of Ecusta's net assets will reduce depreciation expense in 1995 by approximately $14,000,000 (or an estimated $.19 per common share) and in subsequent periods by declining amounts.

During the fourth quarter of 1994, the Company also identified impaired property and equipment at its Spring Grove and Neenah mills, resulting in a pre-tax charge of $10,760,000. This writedown primarily relates to solid waste disposal assets, specifically, a sludge combustor at the Neenah mill and an unused landfill at the Spring Grove mill. Both of these assets would require significant additional expenditures to receive the required operating permits from the appropriate environmental agencies. During the fourth quarter of 1994, the Company identified more economical means, acceptable to such agencies, by which to dispose of its solid waste at these locations and concluded that the significant additional expenditures necessary to make the assets operational were not prudent, resulting in unusable assets.

1993 COMPARED TO 1992

Net sales in 1993 decreased $66,548,000 from 1992, with lower tobacco sales accounting for 94% of this decrease. On October 29, 1992, Philip Morris Companies, Inc. informed the Company that, effective January 1, 1993, it would cease to make purchases from the Company for its domestic tobacco operations. Sales to this customer in 1992 were 7.5% of total sales for the year. The Company's dollar amount of sales of tobacco paper products to remaining domestic and foreign tobacco product manufacturers declined in 1993 as a result of sharply lower unit prices due to increased competition. Increased competitive pressure and cost-cutting measures taken by the remaining domestic and foreign customers resulted in lower unit prices and lower revenues.

During 1993, the Company succeeded in redirecting the lost Philip Morris product volume to printing paper customers. These sales were not as profitable as sales to Philip Morris were in 1992. In addition, due to increased competitive pressure and cost-cutting measures within the tobacco industry, sales to remaining tobacco customers in 1993 were less profitable than in 1992. As a result, the 1993 profit performance of Ecusta was sharply below 1992.

Profit from operations, before restructuring charges, accounting changes, interest income and expense and taxes was $48,563,000 in 1993 compared to $90,312,000 in 1992, a decrease of 46.2%.

Selling, administrative and general expenses decreased $3,728,000 in 1993, $3,640,000 of which was the result of lower management incentive bonus and profit sharing expenses.

Net interest income increased by $2,414,000 in 1993 due to increased cash available for investment as a result of the $150,000,000 debt issuance. Interest on debt increased by $2,824,000, net of an increase in capitalized interest of $4,050,000.

Effective January 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), and No. 112, "Employers'

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


Accounting for Postemployment Benefits" ("SFAS No. 112"). The combined 1993 net of tax charge due to the adoption of these standards was approximately $4.2 million, or $.09 per common share. Note 1(i) further describes the expected effects of implementing these Standards.

During 1993, the Company incurred net unusual charges of $13,229,000, or $.19 per common share, including rightsizing and restructuring costs in 1993 of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of Ecusta's airplane and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The charges primarily include provisions for the accelerated pension, stock awards and postretirement benefit costs of early retirements and other terminations in the second quarter of 1993 and other one-time net costs relating to the rightsizing and restructuring of the Company's operations. The rightsizing and restructuring, which was completed during 1993, resulted in the early retirement of 156 employees and a reduction in annual salaries, wages and benefits of approximately $7,500,000.

Results by Mill

The Company's Ecusta Division showed a decline in profits from operations of $29,018,000 in 1993 compared to 1992. Net sales decreased $47,707,000 for the reasons noted above.

Profit from operations at the Neenah mill showed a decline of $6,997,000 in 1993 compared to 1992. Net sales declined $8,651,000 in 1993 due primarily to lower sales volume.

The Spring Grove mill had a decrease in its profits from operations of $5,734,000 in 1993 compared to 1992. Net sales were $10,190,000 lower in 1993.
The Spring Grove mill had a 4% decrease in average net selling price, primarily as a result of mix.

FINANCIAL CONDITION

Liquidity

During 1994, the Company's cash, cash equivalents and marketable securities decreased by $38,122,000. In addition, the Company incurred $24,100,000 in short-term bank debt. This decrease in cash, cash equivalents and marketable securities and increase in short-term debt were primarily due to the funding of capital-related projects of $81,639,000 and the payment of $30,847,000 in dividends, which were partially offset by $46,315,000 of cash provided by operating activities.

The Company expects to meet all its near-term and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit.

The Company's interest rate risk is limited to its level of variable rate borrowings. In March 1993, the Company issued $150,000,000 principal amount of its 5 7/8% Notes and immediately entered into an interest rate swap agreement having a total notational principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5 7/8% and pays a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six month intervals. The floating rate is 5.9125% for the six month period ending March 1, 1995. Although the Company can pay to terminate the swap agreement at any time, the Company intends to hold the swap agreement until its March 1, 1998 maturity. The cost to the Company to terminate the agreement fluctuates with prevailing market interest rates. As of December 31, 1994, the cost to terminate the swap agreement was approximately $4,000,000. The Company also has variable interest rate short-term bank debt which is expected to decrease during 1995.

Capital Resources

Capital spending of $81,639,000 during 1994 continued to be high due to the completion of the pulpmill modernization project and the installation of a turbine generator at the Spring Grove mill. The pulpmill modernization project, which began in 1990, was completed during the fourth quarter of 1994 for a total cost of $171,000,000 (exclusive of capitalized interest). Of this amount, $28,000,000 was expended in 1994. The turbine generator was installed during the fourth quarter of 1994 for a total cost of $19,000,000, $14,400,000 of which was expended during 1994. Although these projects are complete, expenditures related to these projects of approximately $7,500,000 are expected to be paid in 1995. Capital spending in 1995 is expected to be approximately $40,000,000.

ENVIRONMENTAL MATTERS

The Company is subject to loss contingencies resulting from regulation by various Federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

EFFECTS OF CHANGING PRICES

The moderate levels of inflation during recent years have not had a material effect on the Company's net sales, revenues or income from operations. Although the replacement cost of assets increases during inflationary periods, earnings and cash flow can be maintained through an increase in selling prices.

Item 8.  Financial Statements and Supplementary Data.


                           CONSOLIDATED STATEMENTS OF
                          INCOME AND RETAINED EARNINGS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(in thousands except per share amounts)                                        1994                1993                1992
------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                               $      478,302      $      473,509      $      540,057
OTHER INCOME:
  Interest on investments and other--net                                           998               2,873                 459
  Energy sales--net                                                              5,645               5,602               5,870
  Gain from property dispositions, etc.--net                                     2,558                  21               1,453
                                                                        --------------      --------------      --------------
      Total                                                                    487,503             482,005             547,839
                                                                        --------------      --------------      --------------
COSTS AND EXPENSES:
  Cost of products sold                                                        437,745             399,252             422,033
  Selling, administrative and general expenses                                  27,219              31,317              35,045
  Interest on debt (Notes 1(h) and 13)                                           6,364               2,824               --
                                                                        --------------      --------------      --------------
                                                                               471,328             433,393             457,078
  Unusual items (Notes 2 and 3)                                                208,949              13,229               --
                                                                        --------------      --------------      --------------
      Total costs and expenses                                                 680,277             446,622             457,078
                                                                        --------------      --------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  ACCOUNTING CHANGES                                                          (192,774)             35,383              90,761
                                                                        --------------      --------------      --------------
INCOME TAX PROVISION (CREDIT) (Note 9):
  Current                                                                          526               8,167              24,536
  Deferred                                                                     (75,049)              3,220               9,681
  Impact of federal tax rate change                                              --                  3,587               --
                                                                        --------------      --------------      --------------
      Total                                                                    (74,523)             14,974              34,217
                                                                        --------------      --------------      --------------
INCOME (LOSS) BEFORE ACCOUNTING CHANGES                                       (118,251)             20,409              56,544
ACCOUNTING CHANGES (Note 1(i))                                                   --                 (4,193)              --
                                                                        --------------      --------------      --------------
NET INCOME (LOSS)                                                             (118,251)             16,216              56,544
RETAINED EARNINGS AT BEGINNING OF YEAR                                         545,770             560,388             534,755
                                                                        --------------      --------------      --------------
      Total                                                                    427,519             576,604             591,299
CASH DIVIDENDS DECLARED:
  Common stock (per share: 1994, $.70; 1993, $.70;
    1992, $.70) and preferred stock (Note 4)                                    30,884              30,834              30,911
                                                                        --------------      --------------      --------------
RETAINED EARNINGS AT END OF YEAR                                        $      396,635      $      545,770      $      560,388
                                                                        ==============      ==============      ==============
INCOME (LOSS) PER COMMON SHARE (Notes 1(b) and 4):
  Income (loss) before accounting changes                               $        (2.67)     $          .46      $         1.27
  Impact of accounting changes                                                   --         $         (.09)              --
                                                                        --------------      --------------      --------------
  Net income (loss)                                                     $        (2.67)     $          .37      $         1.27
                                                                        ==============      ==============      ==============

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


                           DECEMBER 31, 1994 AND 1993

(in thousands except per share amounts)                                                           1994                1993
------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1(c))                                                     $        3,133      $       19,182
  Marketable securities (Notes 1(c) and 1(f))                                                          111              22,184
  Accounts receivable (less allowance for doubtful accounts:
    1994, $1,850,000; 1993, $1,838,000)                                                             48,912              34,340
  Inventories (Note 1(d))                                                                           81,831              98,930
  Prepaid expenses                                                                                   1,382               1,305
                                                                                            --------------      --------------
      Total current assets                                                                         135,369             175,941
                                                                                            --------------      --------------
PLANT, EQUIPMENT, AND TIMBERLANDS--NET (Notes 1(e), 1(h), 2 and 10)                                460,420             621,113
                                                                                            --------------      --------------
OTHER ASSETS (Notes 1(f) and 7)                                                                     55,021              45,033
                                                                                            --------------      --------------
            Total                                                                           $      650,810      $      842,087
                                                                                            ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings (Note 13)                                                      $       24,100      $         --
  Accounts payable                                                                                  44,309              39,935
  Dividends payable                                                                                  7,735               7,698
  Federal, state and local taxes                                                                     2,489               4,872
  Accrued compensation, other expenses
    and deferred income taxes                                                                       25,639              28,972
                                                                                            --------------      --------------
      Total current liabilities                                                                    104,272              81,477
                                                                                            --------------      --------------
LONG-TERM DEBT (Note 13)                                                                           150,000             150,000
DEFERRED INCOME TAXES (Notes 1(g), 1(i) and 9)                                                      60,313             130,509
OTHER LONG-TERM LIABILITIES (Notes 6 and 8)                                                         40,491              38,701
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS' EQUITY (Notes 4, 5 and 6):
  Capital Stock:
    Common, $.01 par value; authorized--120,000,000
      shares; issued (including shares in treasury:
      1994, 10,162,151; 1993, 10,374,652)--54,361,980 shares                                           544                 544
    Capital in excess of par value                                                                  39,838              39,323
    Retained earnings                                                                              396,635             545,770
                                                                                            --------------      --------------
      Total                                                                                        437,017             585,637
    Less cost of common stock in treasury                                                         (141,283)           (144,237)
                                                                                            --------------      --------------
    Shareholders' equity                                                                           295,734             441,400
                                                                                            --------------      --------------
            Total                                                                           $      650,810      $      842,087
                                                                                            ==============      ==============

See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

(in thousands except per share amounts)                                        1994                1993                1992
------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $      (118,251)     $       16,216      $       56,544
Unusual item--writedown of impaired assets                                     208,949                --                  --
Accounting changes                                                                --                 4,193                --
Items included in net income not using (providing) cash:
  Depreciation and depletion                                                    42,906              38,132              31,893
  Expense related to employee stock purchase plans                                 814                 855                 879
  Gain on disposition of fixed assets                                             (345)               (541)               (172)
Changes in assets and liabilities:
  Accounts receivable                                                          (14,572)              4,200               4,237
  Inventories                                                                   11,459             (10,507)                769
  Other assets and prepaid expenses                                            (11,116)            (10,919)             (8,074)
  Accounts payable, accrued compensation, other expenses,
    deferred income taxes and other long-term liabilities                         (950)              7,057              (8,535)
  Federal, state and local taxes                                                (2,383)             (3,403)             (5,751)
  Deferred income taxes--noncurrent                                            (70,196)                 97               9,682
                                                                       ---------------      --------------      --------------
Net cash provided by operating activities                                       46,315              45,380              81,472
                                                                       ---------------      --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) of marketable securities--net                                   22,073             (27,184)               --
Proceeds from disposal of fixed assets                                           1,569               1,841               1,213
Additions to plant, equipment and timberlands                                  (83,499)           (112,820)            (90,316)
Increase in liabilities related to fixed asset acquisitions                      1,860               1,705               3,294
                                                                       ---------------      --------------      --------------
Net cash used in investing activities                                          (57,997)           (136,458)            (85,809)
                                                                       ---------------      --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of long-term debt issuance                                               --               150,000                --
Borrowing (repayment) of short-term debt--net                                   24,100             (10,100)             10,100
Dividends paid                                                                 (30,847)            (30,847)            (29,896)
Purchases of common and preferred stock                                           --                (4,281)            (19,683)
Employees' contribution--common stock issued
  under employee stock purchase plans                                            2,380               2,395               2,149
                                                                       ---------------      --------------      --------------
Net cash provided by (used in) financing activities                             (4,367)            107,167             (37,330)
                                                                       ---------------      --------------      --------------
Net increase (decrease) in cash and cash equivalents                           (16,049)             16,089             (41,667)
CASH AND CASH EQUIVALENTS:
At beginning of year                                                            19,182               3,093              44,760
                                                                       ---------------      --------------      --------------
At end of year                                                         $         3,133      $       19,182      $        3,093
                                                                       ===============      ==============      ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid For:
  Interest (net of amount capitalized)                                 $         5,832      $          155      $         --
  Income taxes                                                                   2,899              11,716              30,354
                                                                       ===============      ==============      ==============

See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

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

(b) Earnings per Share

Net income (loss) per share of common stock is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (Note 6) outstanding during each year.

The 1994 net loss per share of common stock of $2.67, as presented in the Consolidated Statements of Income and Retained Earnings, reflects the negative impact of the writedown of impaired assets (Note 2). The 1993 net income per share of common stock of $.37, as presented in the Consolidated Statements of Income and Retained Earnings, reflects the negative impact of adopting certain Statements of Financial Accounting Standards (Note 1(i)), rightsizing and restructuring charges (Note 3) and the increase in the federal corporate income tax rate from 34% to 35% (Note 9). The 1994 and 1993 net income per share of common stock, exclusive of these items, would have been $.22 and $.73, respectively. A reconciliation of these amounts follows:

                                                                               1994                  1993
                                                                              --------              ------
Net income (loss) per share of common
  stock reported                                                              $  (2.67)             $  .37
After tax impact of:
Writedown of impaired assets                                                      2.89                --
  Rightsizing and restructuring charges                                           --                   .19
  Accounting changes                                                              --                   .09
  Increase in federal corporate
    income tax rate                                                               --                   .08
                                                                              --------              ------
    Net income per share of common
    stock exclusive of the above items                                        $    .22              $  .73
                                                                              ========              ======

(c) Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with effective maturities at date of purchase of three months or less to be cash equivalents. Highly liquid financial instruments with maturities in excess of three months but which the Company considers available for sale are classified as marketable securities on the Company's Consolidated Balance Sheets.

(d) Inventories

Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories are valued using the last-in, first-out
(LIFO) method, and the supplies inventory is valued principally using the average cost method. Inventories at December 31 are summarized as follows:

                                                                              1994                 1993
                                                                            ----------          ----------
                                                                                     (in thousands)
Raw materials                                                               $   28,894          $   37,340
In-process and finished                                                         24,202              33,503
Supplies                                                                        28,735              28,087
                                                                            ----------          ----------
      Total                                                                 $   81,831          $   98,930
                                                                            ==========          ==========

If the Company had valued all inventories using the average cost method, inventories would have been $8,488,000 higher than reported at December 31, 1994, and $2,141,000 lower than reported at December 31, 1993. During 1994, the Company liquidated certain LIFO inventories. The effect of the liquidation did not have a significant impact on net income. If the Company had valued all inventories using the average cost method, net income in 1993 and 1992 would not have been significantly different than that reported.

At December 31, 1994, the value of the above inventories exceeded inventories for income tax purposes by approximately $24,200,000.

As described in Note 2, during the fourth quarter of 1994, the Company recognized a noncash, pre-tax writedown on impaired assets including a charge for a reduction in inventory of $6,406,000.

(e) Plant, Equipment, and Timberlands

Depreciation is computed for financial reporting on the straight-line method over the estimated useful lives of the respective assets, and for income taxes principally on accelerated methods over lives established by statute or Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference.

Maintenance and repairs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the cost and related reserve are eliminated and any resultant gain or loss is included in income.

Depletion of the cost of timber is computed on a unit rate of usage by growing area based on estimated quantities of recoverable material.

As described in Note 2, during the fourth quarter of 1994, the Company recognized a noncash, pre-tax writedown on impaired assets including a charge to reduce net property, plant and timberlands by $200,201,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

Property, plant and equipment accounts are summarized as follows:

                                                                              1994                 1993
                                                                          ------------        ------------
                                                                                    (in thousands)
Land and buildings                                                       $     109,253       $      94,330
Machinery and equipment                                                        838,416             626,322
Other                                                                           26,855              26,234
Less accumulated depreciation
  and impairment                                                              (535,074)           (296,925)
                                                                         -------------       -------------
    Total                                                                      439,450             449,961
Construction in progress                                                         4,207             154,545
Timberlands, less depletion                                                     16,763              16,607
                                                                         -------------       -------------
    Plant, equipment, and
      timberlands--net                                                   $     460,420       $     621,113
                                                                         =============       =============

(f) Investments in Debt and Equity Securities

Effective January 1, 1994, the Company changed its method of accounting for investments in debt and equity securities to conform to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). The adoption of this Standard did not have a material impact on the Company's Consolidated Balance Sheets or Consolidated Statements of Income and Retained Earnings.

Long-term investments in debt securities classified as held-to-maturity are included in Other Assets on the Consolidated Balance Sheets. The investments consist of approximately $16,000,000 and $13,500,000 in U. S. Treasury and government obligations at December 31, 1994 and 1993, respectively. Investments in debt and equity securities of $111,000 and $22,184,000, primarily consisting of U. S. Treasury and government obligations, classified as available-for-sale, are reported as marketable securities on the Consolidated Balance Sheets at December 31, 1994 and 1993, respectively. The estimated fair value of the investments in debt and equity securities approximated the amortized cost and therefore, there were no significant unrealized holding gains or losses as of December 31, 1994 and 1993.

The principal amounts of the debt securities are due ratably over a 20-year period.

(g) Income Tax Accounting

Effective January 1, 1993, the Company changed its policy of accounting for income taxes to conform to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") (Notes 1(i) and 9). The Company previously followed Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes". Deferred taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods.

(h) Capitalized Interest

The Company capitalizes interest incurred in connection with qualified additions to property. The Company capitalized $3,066,000, $4,138,000 and $88,000 of interest in 1994, 1993 and 1992, respectively.

(i) Accounting Changes for Statements of Financial Accounting Standards

Effective January 1, 1993, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"), No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS No. 112"), and No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). The cumulative effect of the accounting changes, net of tax charges (credits) due to the adoption of these Standards in 1993, was as follows:


SFAS No. 106                                                          $     12,850,000
SFAS No. 112                                                                 1,967,000
SFAS No. 109                                                               (10,624,000)
                                                                      ----------------
                                                                      $      4,193,000
                                                                      ================

SFAS No. 106 requires recognition of the cost of retiree health and insurance benefits during an employee's active service. The cumulative effect, as of January 1, 1993, of the adoption of SFAS No. 106 was a one-time charge for postretirement health care costs of $20,900,000 which, after deferred income tax benefits of $8,050,000, resulted in a 1993 first quarter net charge of $12,850,000.

The Company had previously recognized the cost of postretirement benefits in the period benefits were paid. The effect of this change in accounting for the years ended December 31, 1994 and December 31, 1993, was an additional pre-tax expense of approximately $300,000 and $770,000, respectively. The postretirement expense for the year ended December 31, 1992 was approximately $1,320,000. The pro forma effect on operations of this change for the year ended December 31, 1992 would have been an additional pre-tax expense of approximately $855,000.

SFAS No. 112 requires employers to recognize the obligation to provide postemployment benefits under certain conditions. Such benefits, relating primarily to disability-related benefits, were not previously recognized by the Company until paid. The cumulative effect as of January 1, 1993 of the adoption of SFAS No. 112 was a provision for accrued postemployment benefits of $3,201,000 which, after deferred income tax benefits of $1,234,000, resulted in a 1993 first quarter net charge of $1,967,000. The pro forma effect on operations of this change for the year ended December 31, 1992 would not have been significant.

SFAS No. 109 required a remeasurement of the Company's Ecusta Division acquisition which resulted in an increase in the fair value of the acquired assets and the establishment of a deferred income tax liability for the difference between the book and tax values of such assets. The adoption of SFAS No. 109 also resulted in a reversal of deferred income taxes provided during years when the effective income tax rates

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


were higher than those currently in effect. The cumulative effect of these changes recorded in 1993 was an increase in plant and equipment of approximately $61,062,000; an increase in deferred income taxes of approximately $50,438,000; and a credit to operations as a cumulative effect of the change in method of accounting for income taxes of approximately $10,624,000. The pro forma effect on operations of this change for the year ended December 31, 1992 would not have been significant.

(j) Fair Market Value of Financial Instruments

In 1993, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"). This Standard requires that fair values be disclosed for most of the Company's financial instruments. The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, trade receivables and other assets approximate fair value. The amount reported in the Consolidated Balance Sheets for long-term debt is $150,000,000. Due to the increase in interest rates since the date of issuance, the fair value of the long-term debt at December 31, 1994 was approximately $139,000,000.

(k) Asset Impairment

Assets are reviewed for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

2. WRITEDOWN OF IMPAIRED ASSETS (UNUSUAL ITEMS)

During the fourth quarter of 1994, the Company recognized a noncash, pre-tax writedown of impaired assets of $208,949,000. Of this amount, $198,189,000 relates to the pre-tax writedown of the Company's Ecusta Division to its fair value primarily due to writedowns related to property, plant and equipment of $189,441,000 and inventory of $6,406,000.

During 1994, the Company closely monitored the Ecusta Division and continued its efforts to maximize utilization of the Ecusta Division's assets by attempting to direct sales volume to its more profitable grades and by controlling costs. Despite these efforts, the Ecusta Division experienced a 1994 operating loss of $4,921,000 before an unfavorable LIFO inventory charge, unusual items, interest expense and taxes.

Based on 1994 Ecusta Division operating results, and indications that market conditions were unlikely to improve significantly in the near future, the Company determined that its efforts to return the Ecusta Division to an acceptable level of profitability would not be successful. As a result, the Company decided to evaluate other strategic alternatives. As part of its consideration of such alternatives, the Company solicited offers to buy the Ecusta Division during the fourth quarter of 1994. In January 1995, the Company rejected all offers which it received to buy the Ecusta Division because the offers were less than the Company's valuation of the net assets.

The Company concluded that asset impairment recognition was required as the revised projected undiscounted future cash flows of the Ecusta Division were less than its carrying value. In developing the revised projections, the Company considered 1994 actual results and the Company's conclusions concerning future market conditions and the resulting impact on prices. To determine the fair value of the Ecusta Division net assets, the Company projected the present value of future cash flows using a 13% discount rate. The resulting fair value, which exceeded the offers received, was used to determine the amount of the writedown. The Company plans to continue to operate the Ecusta Division and enhance its profitability and cash generation through additional cost reduction efforts.

During the fourth quarter of 1994, the Company also identified impaired property and equipment at its Spring Grove, Pennsylvania and Neenah, Wisconsin mills, resulting in a pre-tax charge of $10,760,000. This writedown primarily relates to solid waste disposal assets, specifically, a sludge combustor at the Neenah mill and an unused landfill at the Spring Grove mill. Both of these assets would require significant additional expenditures to receive the required operating permits from the appropriate environmental agencies. During the fourth quarter of 1994, the Company identified more economical means, acceptable to such agencies, by which to dispose of its solid waste at these locations and concluded that the significant additional expenditures necessary to make the assets operational were not prudent, resulting in unusable assets.

The aggregate after tax impact of these charges is $127,981,000 or $2.89 per common share.

3. RIGHTSIZING AND RESTRUCTURING (UNUSUAL ITEMS)

During 1993, the Company incurred net unusual charges of $13,229,000, including rightsizing and restructuring costs of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The charges primarily include provisions for the accelerated pension, stock awards and postretirement benefit costs of early retirements and other terminations in the second quarter of 1993 and other one-time net costs relating to the rightsizing and restructuring of the Company's operations. The rightsizing and restructuring, which was completed during 1993, resulted in the early retirement of 156 employees and a reduction in annual salaries, wages and benefits of approximately $7,500,000. The after tax impact of these charges was $8,430,000 or $.19 per common share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


4. CAPITAL STOCK

A summary of the number of shares of common stock outstanding follows:

                                                                             1994                1993                1992
                                                                        --------------      --------------      --------------
Balance at
  beginning of year                                                         43,987,328          44,057,273          44,629,402
Delivery of
  treasury shares:
  Restricted
  common stock
  award plan (Note 6)                                                           15,012                --                62,256
Employee stock
  purchase plans                                                               197,489             186,955             131,471
Purchase of stock
  for treasury                                                                    --              (256,900)           (765,856)
                                                                        --------------      --------------      --------------
Balance at end of year                                                      44,199,829          43,987,328          44,057,273
                                                                        ==============      ==============      ==============

Under the employee stock purchase plans, eligible employees may acquire shares of the Company's common stock at its fair market value. Employees may contribute up to 10% of their compensation, as defined, and the Company may contribute, as specified in the plans, amounts up to 50% of the employee's contribution but not more than 3% of the employee's compensation, as defined.

On September 22, 1993, the Company's Board of Directors called for the redemption of all 3,147 outstanding shares of 4 5/8% preferred stock. The preferred shares were redeemed on October 27, 1993 for $50.75 per share. The redeemed shares of preferred stock and all preferred stock shares held in treasury were canceled on October 27, 1993. The Company has 40,000 shares remaining of 4 5/8% preferred stock authorized but not issued.

5. CAPITAL IN EXCESS OF PAR VALUE

A summary of changes in capital in excess of par value follows:

                                                                              1994                 1993                1992
                                                                            ----------          ----------          ----------
                                                                                                (in thousands)
Balance at beginning of year                                                $   39,323          $   38,633          $   37,758
Two-for-one common
  stock split                                                                     --                  --                  (272)
Excess (deficiency)
  of compensation value
  net of tax benefits under
  average cost of treasury
  shares delivered under
  restricted common stock
  award plan (Note 6)                                                               67                --                   (96)
Excess of market value over
  average cost of treasury
  shares delivered under
  employee stock
  purchase plans                                                                   448                 656               1,225
Excess of par value over cost
  of preferred shares
  redeemed                                                                        --                    34                  18
                                                                            ----------          ----------          ----------
Balance at end of year                                                      $   39,838          $   39,323          $   38,633
                                                                            ==========          ==========          ==========

6. KEY EMPLOYEE LONG-TERM INCENTIVE PLAN AND RESTRICTED COMMON STOCK AWARD PLAN

On April 22, 1992, the common shareholders approved the 1992 Key Employee Long-Term Incentive Plan which authorizes the issuance of up to 3,000,000 shares of the Company's common stock to eligible participants. The Plan provides for incentive stock options, non-qualified stock options, restricted stock awards, performance shares and performance units. The Company's 1988 Restricted Common Stock Award Plan ("1988 Plan") was simultaneously amended to provide that no further awards of common shares may be made thereunder.

On May 1, 1994, the Company granted to certain key employees, excluding officers, non-qualified stock options to purchase an aggregate of 246,000 shares of common stock. Subject to certain conditions, these stock options are exercisable for 174,000 shares of common stock beginning on November 1, 1994. Stock options for the remaining 72,000 shares of common stock, subject to certain conditions, are exercisable for 25% of such shares beginning on January 1, 1995, and for an additional 25% of such shares beginning on January 1 of each of the next three years. The stock options, which expire on April 30, 2004, were granted at an exercise price of $15.4375 per share, representing the average fair market value of the Company's common stock on Friday, April 29, 1994 and Monday, May 2, 1994.

On May 1, 1993, the Company granted to certain key employees non-qualified stock options to purchase an aggregate of 940,000 shares of common stock. Subject to certain conditions, beginning on January 1, 1994, the stock options are exercisable for 25% of such shares and for an additional 25% of such shares beginning on January 1 of each of the next three years. The stock options, which expire on April 30, 2003, were granted at an exercise price of $17.96875 per share, representing the average fair market value of the Company's common stock on Friday, April 30, 1993 and Monday, May 3, 1993.

During 1988 and 1991, 755,000 and 76,000 shares, respectively, were awarded under the 1988 Plan. Awarded shares will be subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified period of time. Compensation expense equal to the market value of awarded shares on the award date is recognized over the period from the award date to the date the forfeiture provisions lapse. The Company may reduce the number of shares otherwise required to be delivered by an amount which would have a market value equal to the taxes withheld by the Company on delivery. The Company may also, at its sole discretion, elect to pay to the recipients in cash an amount equal to the market value of the shares that would otherwise be required to be delivered. In conjunction with the Company's rightsizing and restructuring in 1993 (Note 3), the vesting date was accelerated to 1993 for 120,000 shares and to 1994 for 28,000 shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


On March 1, 1994, under the 1988 Plan, in lieu of delivering 28,000 shares, the Company elected to pay in cash an amount equal to the fair market value of such shares. On May 2, 1994, 15,012 shares were delivered from treasury (after reduction of 8,988 shares for taxes). In 1993, the Company paid cash in lieu of delivering 271,000 shares. On May 1, 1992, 62,256 shares were delivered from treasury (after reduction of 33,744 shares for taxes). On December 1, 1992, the Company paid cash in lieu of delivering 26,000 shares. Shares awarded under the 1988 Plan cease to be subject of forfeiture as follows: 182,000 in 1996 and 20,000 in each of 1997, 1998 and 1999.

7. PENSION PLANS

The Company and its subsidiaries have trusteed, noncontributory pension plans covering substantially all of their employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding met the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $6,082,000, $4,205,000 and $2,760,000 was recognized in
1994, 1993 and 1992, respectively.

As discussed in Note 3, during 1993, the Company incurred rightsizing and restructuring costs, including provisions for the costs of termination benefits. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", the Company recognized a charge of $7,978,000 in 1993 related to early retirement termination benefits.

The following table sets forth the status of the Company's plans at December 31, 1994 and 1993:

                                                                                1994                          1993
                                                                    ----------------------------  ----------------------------
                                                                     Overfunded     Underfunded    Overfunded     Underfunded
                                                                        Plans          Plans         Plans           Plans
                                                                    ------------     -----------  ------------     -----------
                                                                                           (in thousands)
Actuarial present value of accumulated benefit
  obligation:
  Vested employees                                                    $  (93,293)      $ (25,431)   $ (112,271)      $ (10,750)
  Nonvested employees                                                     (4,891)         (2,413)       (6,427)           (559)
                                                                      ----------       ---------    ----------       ---------
      Total                                                              (98,184)        (27,844)     (118,698)        (11,309)
                                                                      ==========      ==========    ==========       =========
Projected benefit obligation for services rendered
  to date                                                             $ (112,776)      $ (28,750)   $ (135,764)      $ (12,296)
Plan assets at fair value (primarily stocks, bonds
  and cash equivalents)                                                  210,584          16,713       230,436            --
                                                                      ----------       ---------    ----------       ---------
Plan assets in excess of (less than) projected
  benefit obligation                                                      97,808         (12,037)       94,672         (12,296)
Unrecognized net (gain) loss from past experience
  different from that assumed                                            (42,071)          1,011       (45,704)          1,481
Unrecognized prior service cost                                            7,969           2,801        10,789              33
Unrecognized net (asset) liability at January 1                          (19,127)          3,028       (21,240)          3,464
                                                                      ----------      ----------    ----------       ---------
      Prepaid (accrued) pension cost                                  $   44,579      $   (5,197)   $   38,517       $  (7,318)
                                                                      ==========      ==========    ==========       =========

Net pension income, excluding unusual charges, includes the following components:

                                                                                          1994         1993             1992
                                                                                       ---------     ---------       ---------
                                                                                                   (in thousands)
Service cost--benefits earned during period                                             $ (3,572)      $(3,462)        $(3,795)
Interest cost on projected benefit obligation                                            (10,361)       (9,529)         (8,370)
Actual return on plan assets                                                               2,676        21,938          19,486
Net amortization and deferral                                                             17,339        (4,742)         (4,561)
                                                                                        --------       -------         -------
      Net pension income                                                                $  6,082       $ 4,205         $ 2,760
                                                                                        ========       =======         =======

The assumptions used in computing the information above were as follows:

                                                                                            1994          1993            1992
                                                                                          ------        ------          ------
Discount rate--pension expense                                                              8.0%          7.5%            7.5%
Expected long-term rate of return on plan assets                                            8.5%          8.5%            8.0%
Discount rate--projected benefit obligation                                                 8.0%          7.0%            7.5%
Future compensation growth rate                                                             3.5%          3.5%            3.5%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


8. OTHER POSTRETIREMENT BENEFITS

The Company provides certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. As discussed in Note 1(i), the Company adopted SFAS No. 106, effective January 1, 1993. The plan is not funded; claims are paid as incurred.

The following table sets forth the plan's status as of December 31:

Accumulated postretirement                                                 1994                1993
  benefit obligation:                                                    -------              -------
                                                                                (in thousands)
Retirees                                                                 $10,137              $ 9,978
Fully eligible active plan participants                                    4,705                3,770
Other active plan participants                                            14,742               11,254
                                                                         -------              -------
Accumulated postretirement
  benefit obligation                                                     $29,584              $25,002
Unrecognized net loss                                                     (6,672)              (2,384)
                                                                         -------              -------
  Accrued postretirement benefit cost                                    $22,912              $22,618
                                                                         =======              =======

Net periodic postretirement benefit cost included the following components:

                                                                           1994                1993
                                                                          ------               ------
                                                                                 (in thousands)
Service cost                                                              $  585               $  586
Interest on accumulated
  benefit obligation                                                       1,740                1,587
Net amortization and deferral                                                 20                  ---
                                                                          ------               ------
  Net periodic postretirement
    benefit cost                                                          $2,345               $2,173
                                                                          ======               ======

The Company assumes an increase in the annual rate of per capita cost of covered health benefits of 10% for 1995 decreasing by approximately 1% per year to 5.5% in 2000. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 8.0% in 1994 and 7.0% in 1993. If the health care cost trend rate increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1994 would have been approximately $2,384,000 greater and the net periodic postretirement benefit cost would have been approximately $229,000 greater.

9. INCOME TAXES

As discussed in Notes 1(g) and 1(i), effective January 1, 1993, the Company adopted SFAS No. 109. Under SFAS No. 109, income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

During 1993, federal tax legislation was enacted that significantly changed the income tax provisions for the Company. The principal provision of the new law affecting the Company was an increase in the federal corporate income tax rate from 34% to 35%. Taxes currently payable and deferred tax liabilities increased by $226,000 and $3,361,000, respectively, as a result of the new law. As a result, income tax expense from continuing operations for 1993 was increased by $3,587,000, causing a reduction in net income by the same amount and a reduction to earnings per share of $.08.

The Company has a federal alternative minimum tax credit carryforward of $3,700,000 which has no expiration period and state tax net operating loss carryforwards, which the Company believes are realizable, of approximately $13,000,000 which expire through 1997.

Following are the domestic and foreign components of pre-tax income (loss):

                                                                          1994                 1993                 1992
                                                                       ---------              -------             -------
                                                                                          (in thousands)
United States                                                          $(194,512)             $33,388             $86,405
Foreign                                                                    1,738                1,995               4,356
                                                                       ---------              -------             -------
  Total pre-tax
    income (loss)                                                      $(192,774)             $35,383             $90,761
                                                                       =========              =======             =======

The income tax provision (credit) consists of the following:

Current:                                                                  1994                 1993                 1992
                                                                        --------              -------             -------
                                                                                          (in thousands)
  Federal                                                               $   (202)             $ 6,423             $19,688
  State                                                                     --                  1,060               4,064
  Foreign                                                                    728                  684                 784
                                                                        --------              -------             -------
    Total current
      tax provision                                                     $    526              $ 8,167             $24,536
                                                                        --------              -------             -------
Deferred:
  Federal                                                               $(67,446)             $ 2,583             $ 8,657
  State                                                                   (7,515)                 762               1,145
  Foreign                                                                    (88)                (125)               (121)
                                                                        --------              -------             -------
    Total deferred
      tax provision                                                      (75,049)               3,220               9,681
                                                                        --------              -------             -------
Impact of federal
  tax rate change                                                           --                  3,587                --
                                                                        --------              -------             -------
    Total income
      tax provision                                                    $ (74,523)             $14,974             $34,217
                                                                       =========              =======             =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


The net deferred tax amounts reported on the Company's Consolidated Balance Sheets as of December 31 are as follows:

                                                                              1994                                 1993
                                                      ----------------------------------------------------       --------
                                                      Federal         State         Foreign          Total          Total
                                                      -------         -----         -------          -----          -----
                                                                                 (in thousands)
Current liability                                     $ 1,230         $ 186            $ --        $ 1,416       $  6,268
Long-term liability                                    52,056         7,309             948         60,313        130,509

The following are components of the net deferred tax balances as of December
31:

                                                                               1994                                1993
                                                      ----------------------------------------------------       --------
                                                      Federal         State         Foreign          Total          Total
                                                      -------         -----         -------          -----          -----
                                                                                 (in thousands)
Deferred tax assets:
  Current                                             $ 9,071       $ 1,368          $ --          $10,439       $  4,277
  Long-term                                            17,039         2,667            --           19,706         15,658
                                                      -------       -------          ------        -------       --------
                                                      $26,110       $ 4,035          $ --          $30,145       $ 19,935
                                                      =======       =======          ======        =======       ========
Deferred tax liabilities:
  Current                                             $10,301       $ 1,554          $ --          $11,855       $ 10,545
  Long-term                                            69,095         9,976             948         80,019        146,167
                                                      -------       -------          ------        -------       --------
                                                      $79,396       $11,530          $  948        $91,874       $156,712
                                                      =======       =======          ======        =======       ========

The tax effects of temporary differences as of December 31 are as follows:

                                                                                      1994           1993
                                                                                    -------       --------
                                                                                        (in thousands)
Deferred tax assets:
  Reserves                                                                          $ 7,416       $  3,710
  Compensation                                                                        6,875          5,697
  Postretirement benefits                                                            10,542          9,522
  Federal alternative minimum tax credit                                              3,700           --
  Other                                                                               1,612          1,006
                                                                                    -------       --------
                                                                                    $30,145       $ 19,935
                                                                                    =======       ========
Deferred tax liabilities:
  Property                                                                          $60,438       $131,667
  Pension                                                                            14,696         11,069
  Inventories                                                                        11,838         10,132
  Other                                                                               4,902          3,844
                                                                                    -------       --------
                                                                                    $91,874       $156,712
                                                                                    =======       ========

A reconciliation between the provision (credit) for income taxes, computed by applying the statutory federal income tax rate of 35% for 1994 and 1993, and 34% for 1992, to income (loss) before income taxes, and the actual provision (credit) for income taxes follows:

                                                                                      1994           1993           1992
                                                                                   --------        -------        -------
                                                                                               (in thousands)

Federal income tax provision (credit) at statutory rate                            $(67,471)       $12,384        $30,859
State income taxes, net of federal income tax benefit (provision)                   (10,043)         1,156          3,864
Tax effect of non-deductible depreciation--Ecusta property                             --             --            1,979
Tax effect of exempt earnings of foreign sales corporation                              (19)          (218)          (568)
SFAS No. 109 impact of rate increase--Federal                                          --            2,977           --
                                    --State                                           2,645           --             --
Other, including tax-exempt interest                                                    365         (1,325)        (1,917)
                                                                                   --------        -------        -------
  Actual provision (credit) for income taxes                                       $(74,523)       $14,974        $34,217
                                                                                   ========        =======        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


10. COMMITMENTS AND CONTINGENCIES

In order to meet environmental requirements, the Company has undertaken certain projects, the most significant of which relates to the modernization of the Spring Grove pulpmill. The pulpmill modernization project, which began in 1990, was completed during the fourth quarter of 1994 for a total cost of $171,000,000 (exclusive of capitalized interest). Of this amount, $20,000,000 was expended through 1991, $48,000,000 in 1992, $71,000,000 in 1993, and
$28,000,000 in 1994. The remaining $4,000,000 is expected to be paid in 1995. During 1994, the Company expended approximately $2,000,000 in other environmental capital projects and estimates that $7,000,000 and $5,000,000 will be expended for environmental capital projects in 1995 and 1996, respectively.

The Company is subject to loss contingencies resulting from regulation by various Federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Company does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills, any other environmental-related obligations it will incur or the limitations which environmental compliance may place on its operations.

The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury and property damage liability cannot be ascertained with any certainty due, among other things, to the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Company continues to evaluate its exposure and the level of its reserves. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

On October 29, 1992, Philip Morris Companies, Inc. informed the Company that, effective January 1, 1993, it would cease to make purchases from the Company for its domestic tobacco operations. Sales to this customer in 1992 were 7.5% of total sales for the year. During 1993 and 1994, the Company succeeded in redirecting the lost Philip Morris product volume to printing paper customers. These sales were not as profitable as sales to Philip Morris in 1992. In addition, due to increased competitive pressure and cost-cutting measures within the tobacco industry, sales to remaining tobacco paper customers in 1993 and 1994 were less profitable than in 1992. As a result, the 1993 and 1994 profit performances of the Ecusta Division were sharply below that of 1992.

As described in Note 2, the Company recognized a noncash, pre-tax writedown on impaired assets, $198,189,000 which relates to the Ecusta Division. The Company continues its efforts to maximize utilization of its Ecusta Division's assets by attempting to direct sales volume to its more profitable grades and by controlling costs. Even with these efforts, the 1995 profit performance of the Ecusta Division, excluding the favorable impact of reduced depreciation expense, is expected to improve only slightly over that of 1994.

11. LEGAL PROCEEDINGS

The Company is involved in various lawsuits. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that such lawsuits will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

12. SIGNIFICANT CUSTOMER AND FOREIGN SALES

The Company sells a significant portion of its printing and writing papers through wholesale paper merchants. During 1994, two of the Company's wholesale paper merchants merged into one company and, as a result, during 1994, this customer accounted for 13.0% of the Company's net sales. Net sales in dollars to foreign customers were 9.4%, 8.1% and 9.0% of total net sales in 1994, 1993 and 1992, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


13. BORROWINGS

The Company has available lines of credit from two different banks aggregating $95,000,000 at interest rates approximating money market rates. Short-term borrowings were $24,100,000 as of December 31, 1994, at an average interest rate of 6.3%, resulting in net available lines of credit of $70,900,000. The Company had average net short-term borrowings of $13,850,000 during 1994 at an average interest rate of 5.2%. Maximum short-term borrowings during 1994 were $36,900,000.

In March 1993, the Company issued $150,000,000 principal amount of its 5 7/8% Notes. These Notes will mature on March 1, 1998 and may not be redeemed prior to maturity. Interest on the Notes is payable semiannually on March 1 and September 1. The Notes are unsecured obligations of the Company.

In March 1993, the Company entered into an interest rate swap agreement having a total notational principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5 7/8% and pays a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six month intervals. The floating rate is 5.9125% for the six month period ending March 1, 1995. The agreement converts a portion of the Company's debt obligation from a fixed rate to a floating rate basis. During 1994, the Company recognized $2,938,000 of interest income and $2,505,000 of interest expense under the agreement, resulting in a net credit of $433,000. This net amount is included in "Interest on debt" on the Company's Consolidated Statements of Income and Retained Earnings. The Company has pledged $6,500,000 of its other assets as security under the swap agreement. Although the Company can pay to terminate the swap agreement at any time, the Company intends to hold the swap agreement until its March 1, 1998 maturity. The cost to the Company to terminate the agreement fluctuates with prevailing market interest rates. As of December 31, 1994, the cost to terminate the swap agreement was approximately $4,000,000.

The Company has approximately $9,300,000 of letters of credit outstanding as of December 31, 1994. The Company bears the credit risk on this amount to the extent that the Company does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.

                          MANAGEMENT'S RESPONSIBILITY
                                     REPORT

The management of P. H. Glatfelter Company has prepared and is responsible for the Company's financial statements and other corroborating information contained herein. Management bears responsibility for the integrity of these statements which have been prepared in accordance with generally accepted accounting principles and include management's best judgments and estimates. All information in this annual report consistently reflects the data contained in the financial statements.

The Company maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed and recorded in accordance with their authorizations, and financial records are maintained so as to permit the preparation of reliable financial statements. The system of internal controls is enhanced by written policies and procedures, an organizational structure providing appropriate segregation of duties, careful selection and training of qualified people, and periodic reviews performed by both its internal audit department and independent public auditors.

The Audit Committee of the Board of Directors, consisting exclusively of directors who are not Company employees, provides oversight of financial reporting. The Company's internal audit department and independent auditors meet with the Audit Committee on a periodic basis to discuss financial reporting and internal control issues and have completely free access to the Audit Committee.


/s/ T. C. NORRIS
----------------
T. C. NORRIS
Chairman of the Board, President
and Chief Executive Officer


/s/ R. P. NEWCOMER
------------------
R. P. NEWCOMER
Vice President and Treasurer


                          INDEPENDENT AUDITORS' REPORT


P. H. Glatfelter Company,
   Its Shareholders and Directors:

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits as of January 1, 1993.


/s/ Deloitte & Touche LLP
-------------------------

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 10, 1995



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                 Not Applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

          (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to pages 1 through 3 and page 13 of the Registrant's Proxy Statement dated March 17, 1995.

          (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this Report and incorporated by reference to page 14 of the Registrant's Proxy Statement dated March 17, 1995.


Item 11.  Executive Compensation.

          The information required under this item is incorporated herein by reference to pages 5 through 11 of the Registrant's Proxy Statement dated March 17, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required under this item is incorporated herein by reference to pages 12 through 14 of the Registrant's Proxy Statement dated March 17, 1995.


Item 13.  Certain Relationships and Related Transactions.

          The information required under this item is incorporated herein by reference to page 11 of the Registrant's Proxy Statement dated March 17, 1995.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

          (a)   1.    A.   Financial Statements filed as part of this report:

                 Consolidated Statements of Income and Retained
                    Earnings for the Years Ended December 31, 1994, 1993 and
                    1992

                 Consolidated Balance Sheets, December 31, 1994 and 1993 Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 1994, 1993 and 1992
                 Notes to Consolidated Financial Statements for the Years Ended
                   December 31, 1994, 1993 and 1992

                          B.   Supplementary Data for each of the three years in
the period ended December 31, 1994.

             2.  Financial Statement Schedules (Consolidated):

                 For Each of the Three Years in the Period Ended December 31, 1994:

                   VIII - Valuation and Qualifying Accounts

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

             3. Executive Compensation Plans and Arrangements: see Exhibits 10(a) through 10(h), described below.

                 Exhibits:

Number                            Description of Documents

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31,
         1993) as amended by Articles of Merger dated January 30, 1979 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated May 12, 1980 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated September 23, 1981 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of

         Reduction of Authorized Shares dated August 2, 1982 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated July 29, 1983 (incorporated by reference to
         Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); by Articles of Amendment dated April 25, 1984; a Statement of Reduction of Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1985); by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1989); Articles of Amendment dated November 29, 1990 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31,
         1990); Articles of Amendment dated June 26, 1991 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1991); Articles of Amendment dated August 7, 1992 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1992); Articles of Amendment dated July 30, 1993 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993); and Articles of Amendment dated January 26, 1994 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993).

(3)(b) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR) (incorporated by reference to Exhibit 3(c) of

         Registrant's Form 10-K for the year ended December 31, 1993).

(3)(c) By-Laws as amended through March 16, 1994 (incorporated by reference to Exhibit 3(d) of Registrant's Form 10-K for the year ended December 31, 1993).

(4)(a) Indenture between P. H. Glatfelter Company and Wachovia Bank of Georgia, N.A. as Trustee dated as of January 15, 1993 (incorporated by reference to Exhibit 4(a) of Registrant's Form 10-K for the year ended December 31, 1993).

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

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 16, 1995.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, effective January 1, 1988, as amended and restated December 22, 1994.

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(ee) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(e) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of Registrant's Form 10-K for the year ended December 31, 1990).

(10)(f) P. H. Glatfelter Company Plan of Supplemental Retirement Benefits for the Management Committee, as amended and restated effective June 28, 1989 (incorporated by reference to Exhibit (10)(h) of

         Registrant's Form 10-K for the year ended December 31, 1989).

(10)(g) P.H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, effective April 22, 1992 (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31, 1992).

(11)     Computation of Earnings Per Share

(21)     Subsidiaries of the Registrant

(23)     Consent of Independent Certified Public Auditors

(27)     Financial Data Schedule

    (b) The Registrant filed the following report on Form 8-K during the quarter ended December 31, 1994:

                                    N O N E

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     P. H. GLATFELTER COMPANY
                                                     (Registrant)
March 30, 1995
                                                     By /s/ T. C. Norris
                                                        -----------------------
                                                          T. C. Norris
                                                          Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


    Date                          Signature                 Capacity
    ----                          ---------                 --------
March 30, 1995            /s/ T. C. Norris                  Principal Executive Officer and Director
                          ------------------------
                          T. C. Norris

March 30,1995            /s/ R. P. Newcomer                Principal Financial Officer, Vice President and Treasurer
                          ------------------------
                          R. P. Newcomer

March 30,1995            /s/ C. M. Smith                   Comptroller
                          ------------------------
                          C. M. Smith

March 30,1995            /s/ G. Baldwin, Jr.               Director
                          ------------------------
                          G. Baldwin, Jr.

March 30,1995            /s/ R. E. Chappell                Director
                          ------------------------
                          R. E. Chappell

March 30,1995            /s/ G. H. Glatfelter              Director
                          ------------------------
                          G. H. Glatfelter

March 30,1995            /s/ G. H. Glatfelter II           Director
                          ------------------------
                          G. H. Glatfelter II

March 30,1995            /s/ P. H. Glatfelter III          Director
                          ------------------------
                          P. H. Glatfelter III

March 30,1995            /s/ R. S. Hillas                  Director
                          ------------------------
                          R. S. Hillas

March 30,1995            /s/ M. A. Johnson II              Director
                          ------------------------
                          M. A. Johnson

March 30, 1995            /s/ J. W. Kennedy                 Director
                          -----------------
                          J. W. Kennedy

March 30, 1995            /s/ P. R. Roedel                  Director
                          -----------------
                          P. R. Roedel

March 30, 1995            /s/ J. M. Sanzo                   Director
                          -----------------
                          J. M. Sanzo

March 30, 1995            /s/ R.L. Smoot                    Director
                          -----------------
                          R. L. Smoot

                      P. H. GLATFELTER COMPANY AND
                      SUBSIDIARIES

                      FINANCIAL STATEMENT SCHEDULE
                      FOR EACH OF THE THREE YEARS IN THE
                      PERIOD ENDED DECEMBER 31, 1994 AND
                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS















                  PREPARED FOR FILING AS PART OF
                  ANNUAL REPORT (FORM 10-K)
                  TO THE SECURITIES AND EXCHANGE COMMISSION

                                               FINANCIAL STATEMENT SCHEDULE VIII


P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTARY DATA
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994
--------------------------------------------------------------------------------

A.    ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES DISCOUNTS

                                                                              ALLOWANCES FOR
                                           -----------------------------------------------------------------------------------
                                                      DOUBTFUL ACCOUNTS                          SALES DISCOUNTS
                                           -------------------------------------    ------------------------------------------
                                              1994          1993          1992          1994          1993             1992

        Balance, beginning of year         $1,838,000    $  890,000     $880,000    $   554,300    $   490,000     $   557,000

        Provision                              12,000       981,000       10,000      6,619,900      6,524,800       6,454,000

        Write-offs, recoveries and
        discounts allowed                                   (33,000)                 (6,614,100)    (6,460,500)     (6,521,000)

                                           ----------    ----------     --------    -----------    -----------     -----------
        Balance, end of year               $1,850,000    $1,838,000     $890,000    $   560,100    $   554,300     $   490,000
                                           ==========    ==========     ========    ===========    ===========     ===========

      The provision for doubtful accounts is included in administrative expense and the provision for sales discounts is deducted from sales. The related allowances are deducted from accounts receivable.

                                 Exhibit Index

Number                        Description of Documents

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993) as amended by Articles of Merger dated January 30, 1979 (incorporated by reference to
                 Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated May 12, 1980 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated September 23, 1981 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31,
                 1993); a Statement of Reduction of Authorized Shares dated August 2, 1982 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated July 29, 1983 (incorporated by reference to
                 Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); by Articles of Amendment dated April 25, 1984; a Statement of Reduction of Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1985); by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1986); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1989); Articles of Amendment dated November 29, 1990 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1990); Articles of Amendment dated June 26, 1991 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1991); Articles of Amendment dated August 7, 1992 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1992); Articles of Amendment dated July 30, 1993 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993); and Articles of Amendment dated January 26, 1994 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993).

(3)(b) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR) (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31, 1993).

(3)(c) By-Laws as amended through March 16, 1994 (incorporated by reference to Exhibit 3(d) of Registrant's Form 10-K for the year ended December 31, 1993).

(4)(a) Indenture between P. H. Glatfelter Company and Wachovia Bank of Georgia, N.A. as Trustee dated as of January 15, 1993 (incorporated by reference to Exhibit 4(a) of Registrant's Form 10-K for the year ended December 31, 1993).

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

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 16, 1995.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, effective January 1, 1988, as amended and restated December 22, 1994.

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(ee) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(e) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of Registrant's Form 10-K for the year ended December 31, 1990).

(10)(f) P. H. Glatfelter Company Plan of Supplemental Retirement Benefits for the Management Committee, as amended and restated effective June 28, 1989 (incorporated by reference to Exhibit
                 (10)(h) of Registrant's Form 10-K for the year ended December 31, 1989).

(10)(g) P.H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, effective April 22, 1992 (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31, 1992).

(11)             Computation of Earnings Per Share

(21)             Subsidiaries of the Registrant

(23)             Consent of Independent Certified Public Auditors

(27)             Financial Data Schedule