Form 10-Q
period 1995-03-31
GLATFELTER P H CO
filed 1995-05-15
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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


                                (717) 225-4711
                                --------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       ------   ------


Shares of Common Stock outstanding at May 9, 1995 were 44,207,641.

                           P. H. GLATFELTER COMPANY

                                     INDEX

Part I - Financial Information
- - ------------------------------

   Financial Statements:


      Condensed Consolidated Statements of Income and Retained

         Earnings - Three Months Ended March 31, 1995 and 1994

         (Unaudited)............................................       2



      Condensed Consolidated Balance Sheets -  March 31, 1995

         (Unaudited) and December 31, 1994......................       3



      Condensed Consolidated Statements of Cash Flows - Three

         Months Ended March 31, 1995 and March 31, 1994

         (Unaudited)............................................       4


      Notes to Condensed Consolidated Financial Statements......       5-6


      Independent Accountant's Report...........................       7


   Management's Discussion and Analysis of Financial Condition

      and Results of Operations.................................       8-10


Part II - Other Information.....................................       11
- - ---------------------------



Signature.......................................................       12
- - ---------



Index of Exhibits...............................................       13


   Exhibit 11 - Computation of Net Income Per Share.............       14


   Exhibit 15 - Letter in Lieu of Consent Regarding Review

                Report of Unaudited Interim Financial

                Information.....................................       15

   Exhibit 27 - Financial Data Schedule.........................       16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          (in thousands except number of shares and per share amounts)
                                  (UNAUDITED)

                                                  Three Months Ended
                                              3/31/95          3/31/94
                                              -----------  -----------
Net Sales                                     $   155,037  $   110,815

Other income - net
   Energy sales - net                               1,616        1,510
   Interest on investments and other - net            286          420
   Gain from property dispositions,
      etc., - net                                     189           17
                                              -----------  -----------
       Total                                      157,128      112,762

Costs and expenses
   Cost of products sold                          125,099      102,021
   Selling, general and administrative
      expenses                                      8,833        7,079
   Interest on debt - net                           2,723          751
                                              -----------  -----------
       Total                                      136,655      109,851

Income before income taxes                         20,473        2,911

Income tax provision
   Current taxes                                    3,572           49
   Deferred taxes                                   4,387          828
                                              -----------  -----------
       Total                                        7,959          877
Net income                                         12,514        2,034
Retained earnings at beginning of period          396,635      545,770
                                              -----------  -----------
       Total                                      409,149      547,804
                                              -----------  -----------
Common stock dividends declared                     7,745        7,706
                                              -----------  -----------

Retained earnings at end of period            $   401,404  $   540,098
                                              ===========  ===========

Weighted average number of common shares
   outstanding                                 44,384,994   44,187,116

Net income per common share                          $.28         $.05
                                              ===========  ===========

Dividends declared per common share                 $.175        $.175
                                              ===========  ===========



    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                     ------


                                                 3/31/95    12/31/94
                                               (unaudited)
                                                ---------  ----------
Current assets:
   Cash and cash equivalents                    $   4,731  $   3,133
   Marketable securities                              111        111
   Accounts receivable - net                       57,467     48,912

   Inventories:
      Raw materials                                24,884     28,894
      In process and finished products             22,806     24,202
      Supplies                                     29,931     28,735
                                                ---------  ---------
         Total inventory                           77,621     81,831

   Prepaid expenses and other current assets        2,860      1,382
                                                ---------  ---------
            Total current assets                  142,790    135,369

Plant, equipment and timberlands - net            453,702    460,420
Other assets                                       57,397     55,021
                                                ---------  ---------

               Total assets                     $ 653,889  $ 650,810
                                                =========  =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Short-term bank borrowings                   $  23,400  $  24,100
   Accounts payable                                35,989     44,309
   Dividends payable                                7,745      7,735
   Federal, state and local taxes                   4,897      2,489
   Accrued compensation, other expenses
     and deferred income taxes                     24,583     25,639
                                                ---------  ---------
            Total current liabilities           $  96,614  $ 104,272

Long-term debt                                    150,000    150,000

Deferred income taxes                              64,536     60,313

Other long-term liabilities                        41,278     40,491

Commitments and contingencies

Shareholders' equity:
   Common stock                                       544        544
   Capital in excess of par value                  40,068     39,838
   Retained earnings
                                                  401,404    396,635
         Total                                  ---------  ---------
                                                  442,016    437,017
   Less cost of common treasury stock            (140,555)  (141,283)
                                                ---------  ---------
            Total shareholders' equity            301,461    295,734

               Total liabilities and
                  shareholders' equity          $ 653,889  $ 650,810
                                                =========  =========



    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                          Three Months Ended
                                                         3/31/95      3/31/94
                                                         --------     --------

Cash Flows from Operating Activities:
  Net income                                             $ 12,514     $  2,034
  Items included in net income not using (providing)
   cash:
    Depreciation and depletion                              8,270       10,748
    Loss (gain) on disposition of fixed assets                (14)         266
    Expense related to employee stock purchase plans          229          201

  Change in assets and liabilities:
    Accounts receivable                                    (8,555)      (5,033)
    Inventories                                             4,210        4,044
    Prepaid expenses and other assets                      (3,854)      (2,660)
    Accounts payable, accrued compensation,
     other expenses, deferred income taxes
     and other long-term liabilities                       (1,943)     (11,601)
    Federal, state and local taxes                          2,408         (823)
    Deferred income taxes - non-current                     4,223          807
                                                         --------     --------
Net cash provided by (used in) operating activities        17,488       (2,017)
                                                         --------     --------
Cash Flows from Investing Activities:
  Sale (purchase) of marketable securities and
    long-term investments                                       -       20,570
  Proceeds from disposal of fixed assets                       26          271
  Additions to plant, equipment and timberlands            (3,216)     (16,087)
  Decrease in liabilities related to
   fixed asset acquisitions                                (4,995)      (4,451)
                                                         --------     --------
Net cash provided by (used in) investing activities        (8,185)         303
                                                         --------     --------
Cash Flows from Financing Activities:
  Repayment of short-term debt                               (700)           -
  Dividends paid                                           (7,735)      (7,698)
  Employees' contribution - common stock issued
    under employee stock purchase plans and key
    employee long-term incentive plan                         730          557
                                                         --------     --------
Net cash used in financing activities                      (7,705)      (7,141)
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents        1,598       (8,855)

Cash and Cash Equivalents:

At beginning of period                                      3,133       19,182
                                                         --------     --------
At end of period                                         $  4,731     $ 10,327
                                                         ========     ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Interest (net of amount capitalized)                   $  4,431     $  2,629
  Income taxes                                              2,272          961




    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows:

                                            Three Months Ended
                                            3/31/95    3/31/94
                                           --------   --------
     Federal income tax provision at
      statutory rate                       $  7,166   $  1,019
     State income taxes after deducting
       Federal income tax benefit               877        128
     Other                                      (84)      (270)
                                           --------   --------
     Actual income tax provision           $  7,959   $    877
                                           ========   ========


     The deferred income tax provision for the three-month periods ended March 31, 1995 and 1994 results from the following temporary differences (in thousands):

                                            Three Months Ended
                                            3/31/95    3/31/94
                                           --------   --------
     Depreciation                          $  4,569    $ 1,886
     Pensions                                   847        489
     Alternative Minimum Tax                   (791)    (1,106)
     Other                                     (238)      (441)
                                           --------    -------
                                           $  4,387    $   828
                                           ========    =======

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding increased by 53,512 in the first three months of 1995. This increase was due to the issuance of 51,421 treasury shares pursuant to the various Employee Stock Purchase Plans of the Company and the net issuance of 2,091 treasury shares pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan. At March 31, 1995, 10,108,639 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 10,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of March 31, 1995, the Registrant had repurchased 8,998,030 shares for a total consideration of $149,523,823.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan (the "Plan"), on May 1, 1995, the Registrant granted to certain key employees non-qualified stock options to purchase an aggregate of 229,660 shares of common stock. Of this amount, stock options for 224,660 shares of common stock, subject to certain conditions, are exercisable for 25% of such common stock beginning on January 1, 1996 and for an additional 25% of such common stock beginning on January 1, of each of the next three years. Subject to certain conditions, the remaining 5,000 stock options are exercisable beginning on November 1, 1995. All of the stock options, which expire on April 30, 2005, were granted at an exercise price of $17.8125 per share, representing the average fair market value of the Registrant's common stock on May 1, 1995.

     Also pursuant to the Plan and subject to certain conditions, on May 1, 1995, the Registrant awarded 59,620 shares to certain key employees to be issued in whole or in part depending on the Registrant's degree of success in achieving certain performance goals during the period from January 1, 1995 to December 31, 1998.

5. The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures to comply with such environmental regulation will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the United States paper industry will be materially adversely affected by any obligations it will incur or the limitations which environmental compliance may place on its operations.

     The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury and property damage liability cannot be ascertained with any certainty due, among other things, to the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

6. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The accompanying unaudited condensed consolidated financial statements have been reviewed by the Registrant's independent public accountants, Deloitte & Touche LLP, in accordance with the established professional standards and procedures for such limited review. No additional adjustments or disclosures were required as a result of this review.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 1995, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 17, 1995, except for
Note 4 as to which the date
is May 1, 1995

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


RESULTS OF OPERATIONS:
- - ---------------------

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below.


                                    Comparison of Three Months Ended
                                    March 31, 1995 and March 31, 1994
                                    ---------------------------------
                                                 Increase
                                          (dollars in thousands)

Net sales                               $44,222             39.9%
Other income - net                          144              7.4%
Cost of products sold                    23,078             22.6%
Selling, general and
   administrative expenses                1,754             24.8%
Interest on debt - net                    1,972            262.6%
Income tax provision                      7,082            807.5%
Net income                               10,480            515.2%


Net Sales
- - ---------

The Registrant classifies product sales into two groups: 1) printing papers; and
2) tobacco and other specialty papers. Net sales increased by $44,222,000, or 39.9%, for the first three months of 1995 compared to the corresponding period of 1994.

Printing paper net sales increased $42,465,000, or 51.9%, for the first three months of 1995 compared to the first three months of 1994. Printing paper sales volume and average net selling price increased by 28.9% and 17.9%, respectively, in the first three months of 1995 compared to the same period in 1994.

A significant increase in printing paper demand led to the increase in sales volume in the first quarter of 1995. In contrast, during the first three months of 1994, insufficient demand within the paper industry, as well as extreme weather conditions, led to approximately eight days and thirteen days of unplanned downtime at the Registrant's Spring Grove, Pennsylvania and Neenah, Wisconsin mills, respectively.

Printing paper selling prices increased in 1995 over 1994 due to the increase in customer demand, as well as the ability to offset increased raw material costs, particularly for market pulp, pulp substitutes and wastepaper.

Net sales of tobacco and other specialty papers were 8.4% higher in the first three months of 1995 compared to the first three months of 1994 due to an increase in the average net selling price. The average net selling price increase was due primarily to the ability of the Registrant to pass through increased market pulp costs.


Cost of Products Sold
- - ---------------------

The Registrant's gross margin increased from 7.9% for the first three months of 1994 to 19.3% for the first three months of 1995. This increase was due to higher average net selling prices and a decrease in cost of products sold per ton. The average cost of products sold per ton decreased due to the fact that the Registrant's fixed costs for its manufacturing process were absorbed over more tons of products manufactured during the first three months of 1995. The average cost of products sold per ton also decreased due to a decline in depreciation expense of approximately $2,500,000 for the first three months of 1995 compared to the first three months of 1994. Increased depreciation expense at the Spring Grove and Neenah mills was more than offset by the reduced depreciation expense for the Ecusta Division of approximately $3,500,000 for the first three months of 1995 compared to the corresponding period in 1994. This decrease resulted from the writedown of the net assets of the Ecusta Division in the fourth quarter of 1994. The effect of the increase in tons manufactured and lower depreciation expense was offset somewhat by higher costs for market pulp, pulp substitutes and wastepaper.

 As a result of the reduction of depreciation expense, increased net sales and the favorable impact of cost reduction efforts, the Ecusta Division generated a modest operating profit during the first three months of 1995.



Selling, General and Administrative Expenses
- - --------------------------------------------

The Registrant's selling, general and administrative expenses for the first three months of 1995 were $1,754,000 more than the selling, general and administrative expenses for the first three months of 1994. The increase is due to an increase in profit sharing and incentive related expenses during the first three months of 1995 over the corresponding period in 1994.


Interest on Debt (net)
- - ----------------------

The Registrant's interest on debt (net) increased $1,972,000 in the first three months of 1995 compared to the first three months of 1994. The Registrant capitalized $1,343,000 of interest during the first three months of 1994, primarily due to the Spring Grove pulpmill modernization project which was completed in the fourth quarter of 1994. No interest was capitalized during the first three months of 1995. The increase in interest on debt (net) was also due to the existence of short-term borrowings during the first three months of 1995. There were no short-term borrowings during the first three months of 1994. Interest on debt (net) was also higher during the first three months of 1995 compared to the first three months of 1994 due to a higher variable interest rate on the Registrant's interest rate swap agreement having a total notional principal amount of $50,000,000.


Income Tax Provision
- - --------------------

The Registrant's provision for income taxes increased by $7,082,000 for the first three months of 1995 over the first three months of 1994 due to higher taxable income.


FINANCIAL CONDITION:
- - -------------------

Liquidity:

The Registrant's cash and marketable securities increased by $1,598,000 during the first three months of 1995. In addition, the Registrant lowered its short-term bank borrowings by $700,000 at March 31, 1995 compared to December 31, 1994. These changes were primarily due to $17,488,000 of cash provided by operating activities largely offset by the funding of capital projects of $8,211,000 and the payment of $7,736,000 for dividends.

Included in the Registrant's funding of capital projects for the first three months of 1995 was $4,128,000 related to the pulpmill modernization project and the installation of a turbine generator at the Spring Grove mill. Both of these projects were completed in the fourth quarter of 1994.

The Registrant expects to meet all of its near and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit.


ENVIRONMENTAL MATTERS:
- - ---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as its disposal of solid waste generated by its operations. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures required to comply with such environmental regulations will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources.

Among the environmental remediation matters in which the Registrant is involved is the investigation by the Wisconsin Department of Natural Resources ("DNR") regarding polychlorinated biphenyls ("PCBs") in the lower Fox River on which the Registrant's Neenah Mill is located. DNR's attention has been directed to a specific deposit of PCBs known as "Deposit A". Although DNR has not completed the remedy selection process for Deposit A, DNR has proposed a remedy that it estimates will cost $14.6 million. At least one other preliminary cost estimate, which may not be comparable in scope, is significantly higher. Furthermore, the DNR could propose remedies for the entire Fox River whose cost would exceed the available resources of the Registrant and other companies upon which most governmental attention has focused.

Although the Registrant's current assessment, after consultation with legal counsel, is that such expenditures for Deposit A and other environmental matters are not likely to have a material adverse effect on its financial condition, results of operations or liquidity, there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

                          PART II  OTHER INFORMATION
                          --------------------------



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



                                 P. H. GLATFELTER COMPANY



Date:  May 12, 1995
                                 -----------------------------------
                                 R. P. Newcomer
                                 Vice President, Treasurer and
                                 Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------


       Number                        Description of Documents
       ------                        ------------------------

         11                          Computation of Net Income per Share

         15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

         27                          Financial Data Schedule