Form 10-Q
period 1995-06-30
GLATFELTER P H CO
filed 1995-08-14
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________


                            Commission File No. 1-3560
                                                ------


                           P. H. GLATFELTER COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Pennsylvania                                23-0628360
--------------------------------------------------------------------------------
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                  Identification No.)



           228 South Main Street, Spring Grove, Pennsylvania  17362
--------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


                                (717) 225-4711
                                --------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----    -----.


Shares of Common Stock outstanding at August 9, 1995 were 43,910,295.

                           P. H. GLATFELTER COMPANY

                                      INDEX



Part I - Financial Information
------------------------------

   Financial Statements:


      Condensed Consolidated Statements of Income and Retained

         Earnings - Three Months and Six Months Ended June 30,

         1995 and June 30, 1994 (Unaudited).....................        2


      Condensed Consolidated Balance Sheets - June 30, 1995

         (Unaudited) and December 31, 1994......................        3


      Condensed Consolidated Statements of Cash Flows - Six Months

         Ended June 30, 1995 and June 30, 1994 (Unaudited)......        4


      Notes to Condensed Consolidated Financial Statements......        5-6


      Independent Accountants' Report...........................        7


   Management's Discussion and Analysis of Financial Condition

      and Results of Operations.................................        8-10


Part II - Other Information.....................................        11
---------------------------


Signature.......................................................        12
---------


Index of Exhibits...............................................        13

   Exhibit 11 - Computation of Net Income Per Share.............        14

   Exhibit 15 - Letter in Lieu of Consent Regarding Review

                Report of Unaudited Interim Financial

                Information.....................................        15

   Exhibit 27 - Financial Data Schedule.........................        16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          (in thousands except number of shares and per share amounts)
                                  (UNAUDITED)

                                                                          Three Months Ended                 Six Months Ended
                                                                      6/30/95            6/30/94         6/30/95          6/30/94
                                                                   -----------        -----------     -----------      -----------
Net Sales                                                          $   166,879        $   115,328     $   321,916      $   226,143

Other income - net
   Energy sales - net                                                    2,328              1,245           3,944            2,755
   Interest on investments and
     other - net                                                           343                183             629              603
   Gain from property dispositions,
     etc., - net                                                           855                122           1,044              139
                                                                   -----------        -----------     -----------      -----------
      Total                                                            170,405            116,878         327,533          229,640

Costs and expenses
   Cost of products sold                                               126,306            105,492         251,405          207,513

   Selling, general and administrative
     expenses                                                           10,002              6,833          18,835           13,912
   Interest on debt - net                                                2,694              1,209           5,417            1,960
                                                                   -----------        -----------     -----------      -----------
      Total                                                            139,002            113,534         275,657          223,385


Income before income taxes                                              31,403              3,344          51,876            6,255

Income tax provision
   Current taxes                                                         6,186                234           9,758              283
   Deferred taxes                                                        6,192                901          10,579            1,729
                                                                   -----------        -----------     -----------      -----------
      Total                                                             12,378              1,135          20,337            2,012

Net income                                                              19,025              2,209          31,539            4,243
Retained earnings at beginning of period                               401,404            540,098         396,635          545,770
                                                                   -----------        -----------     -----------      -----------
      Total                                                            420,429            542,307         428,174          550,013
                                                                   -----------        -----------     -----------      -----------

Common stock dividends declared                                          7,711              7,717          15,456           15,423
                                                                   -----------        -----------     -----------      -----------
Retained earnings at end of period                                 $   412,718        $   534,590     $   412,718      $   534,590
                                                                   ===========        ===========     ===========      ===========
Weighted average number of common shares outstanding                44,440,830         44,218,932      44,413,091       44,203,111

Net income per common share                                        $       .43        $       .05     $       .71      $       .10
                                                                   ===========        ===========     ===========      ===========
Dividends declared per common share                                $      .175        $      .175     $       .35      $       .35
                                                                   ===========        ===========     ===========      ===========




See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                     ------

                                                6/30/95      12/31/94
                                              (unaudited)
                                              -----------  ------------
Current assets:
 Cash and cash equivalents                    $     4,217  $      3,133
 Marketable securities                                111           111
 Accounts receivable - net                         58,432        48,912

 Inventories:
  Raw materials                                    24,993        28,894
  In process and finished products                 26,355        24,202
  Supplies                                         30,980        28,735
                                              -----------   -----------
     Total inventory                               82,328        81,831

 Prepaid expenses and other current assets          2,963         1,382
                                              -----------   -----------
     Total current assets                         148,051       135,369

Plant, equipment and timberlands - net            452,182       460,420
Other assets                                       59,875        55,021
                                              -----------   -----------

     Total assets                             $   660,108   $   650,810
                                              ===========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
   Short-term bank borrowings                 $     4,000   $    24,100
   Accounts payable                                40,471        44,309
   Dividends payable                                7,711         7,735
   Federal, state and local taxes                   3,932         2,489
   Accrued compensation, other expenses
     and deferred income taxes                     36,170        25,639
                                              -----------   -----------
     Total current liabilities                $    92,284   $   104,272

Long-term debt                                    150,000       150,000

Deferred income taxes                              67,942        60,313

Other long-term liabilities                        40,618        40,491

Commitments and contingencies

Shareholders' equity:
   Common stock                                       544           544
   Capital in excess of par value                  40,353        39,838
   Retained earnings
                                                  412,718       396,635
     Total                                    -----------   -----------
                                                  453,615       437,017
   Less cost of common stock in treasury         (144,351)     (141,283)
                                              -----------   -----------
     Total shareholders' equity                   309,264       295,734

     Total liabilities and shareholders'
       equity                                 $   660,108   $   650,810
                                              ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                      Six Months Ended
                                                                                  6/30/95          6/30/94
                                                                                 ---------        ---------
Cash Flows from Operating Activities:
   Net income                                                                   $   31,539        $   4,243
   Items included in net income not using (providing) cash:
      Depreciation and depletion                                                    16,504           21,591
      Loss (gain) on disposition of fixed assets                                      (881)             277
      Expense related to employee stock purchase plans                                 464              401

   Change in assets and liabilities:
      Accounts receivable                                                           (9,520)          (5,882)
      Inventories                                                                     (497)           3,837
      Prepaid expenses and other assets                                             (6,435)          (3,565)
      Accounts payable, accrued compensation,
       other expenses, deferred income taxes
       and other long-term liabilities                                              15,357           (7,615)
      Federal, state and local taxes                                                 1,443             (944)
      Deferred income taxes - non-current                                            7,629            4,090
                                                                                 ---------        ---------
Net cash provided by operating activities                                           55,603           16,433
                                                                                 ---------        ---------
Cash Flows from Investing Activities:
   Sale of marketable securities and
      long-term investments                                                              -           20,573
   Proceeds from disposal of fixed assets                                              961              575
   Additions to plant, equipment and timberlands                                   (10,031)         (39,030)
   Decrease in liabilities related to
    fixed asset acquisitions                                                        (6,855)          (3,922)
                                                                                 ---------        ---------
Net cash used in investing activities                                              (15,925)         (21,804)
                                                                                 ---------        ---------
Cash Flows from Financing Activities:
   Borrowing (repayment) of short-term debt                                        (20,100)           4,700
   Dividends paid                                                                  (15,480)         (15,404)
   Treasury stock purchases                                                         (4,453)               -
   Employees' contribution - common stock issued
    under employee stock purchase plans and key
    employee long-term incentive plan                                                1,439            1,133
                                                                                 ---------        ---------
Net cash used in financing activities                                              (38,594)          (9,571)
                                                                                 ---------        ---------
Net increase (decrease) in cash and cash equivalents                                 1,084          (14,942)

Cash and Cash Equivalents:

At beginning of period                                                               3,133           19,182
                                                                                 ---------        ---------
At end of period                                                                  $  4,217        $   4,240
                                                                                 =========        =========
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest (net of amount capitalized)                                           $  4,615         $  1,707
   Income taxes                                                                      9,895            1,716




See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows:

                                                      Three Months Ended        Six Months Ended
                                                     6/30/95      6/30/94      6/30/95    6/30/94
                                                    ---------    ---------    ---------  ---------
     Federal income tax provision at
      statutory rate                                $ 10,991     $  1,170     $ 18,157   $  2,189
     State income taxes after deducting
       federal income tax benefit                      1,457           34        2,334        162
     Other                                               (70)         (69)        (154)      (339)
                                                    --------     --------     --------   --------
     Actual income tax provision                    $ 12,378     $  1,135     $ 20,337   $  2,012
                                                    ========     ========     ========   ========

     The deferred income tax provision for the six-month periods ended June 30, 1995 and 1994 results from the following temporary differences (in thousands):

                                               Six Months Ended
                                              6/30/95    6/30/94
                                             --------   --------
           Depreciation                      $ 10,218   $  3,698
           Pensions                             2,004        978
           Alternative Minimum Tax               (114)    (2,373)
           Other                               (1,529)      (574)
                                             --------   --------
                                             $ 10,579   $  1,729
                                             ========   ========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding decreased by 134,882 in the first six months of 1995. This decrease was due to the repurchase of 235,600 shares of common stock for the treasury, which more than offset the issuance of 98,583 treasury shares pursuant to the various employee stock purchase plans of the Company and the net issuance of 2,135 treasury shares pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan.
     At June 30, 1995, 10,297,033 shares of common stock were held in treasury.

3. On June 28, 1995, the Registrant's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Registrant's common stock in the open market or in privately negotiated transactions. Previously, the Board had authorized the repurchase of up to 10,000,000 shares in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of June 30, 1995, the Registrant had repurchased 9,233,630 shares for a total consideration of $153,977,052.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan (the "Plan"), on May 1, 1995, the Registrant granted to certain key employees non-qualified options to purchase an aggregate of 229,660 shares of common stock. Of this amount, options for 224,660 shares of common stock, subject to certain conditions, are exercisable for 25% of such shares beginning on January 1, 1996 and for an additional 25% of such shares beginning on January 1 of each of the next three years. Subject to certain conditions, the remaining 5,000 stock options are exercisable beginning on November 1, 1995. All of the stock options, which expire on April 30, 2005, were granted at an exercise price of $17.8125 per share, representing the fair market value of the Registrant's common stock on May 1, 1995.

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

     The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury, property damage liability and natural resources damages cannot be ascertained with any certainty due, among other things, to the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

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

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 1995 and the related condensed consolidated statements of income and retained earnings for the three-month and six-month periods ended June 30, 1995 and 1994 and of cash flows for the six-months ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1994 and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 10, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1994 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 18, 1995

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


RESULTS OF OPERATIONS:
---------------------

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below.

                                            Comparison of
                              Three Months Ended     Six Months Ended
                              June 30, 1995 and      June 30, 1995 and
                                 June 30, 1994         June 30, 1994
                              -----------------------------------------
                                               Increase
                                        (dollars in thousands)
Net sales                       $51,551   44.7%       $95,773   42.4%
Other income - net                1,976  127.5%         2,120   60.6%
Cost of products sold            20,814   19.7%        43,892   21.2%
Selling, general and
   administrative expenses        3,169   46.4%         4,923   35.4%
Interest on debt - net            1,485  122.8%         3,457  176.4%
Income tax provision             11,243  990.6%        18,325  910.8%
Net income                       16,816  761.2%        27,296  643.3%

Net Sales
---------

The Registrant classifies product sales into two groups: 1) printing papers; and 2) tobacco and other specialty papers. Printing paper net sales increased $88,633,000, or 57.0%, for the first six months of 1995 compared to the first six months of 1994. Printing paper sales volume and average net selling price increased by 21.7% and 27.5%, respectively, in the first six months of 1995 compared to the same period in 1994. Printing paper net sales for the second quarter of 1995 increased $46,168,000, or 58.6%, compared to the corresponding period of 1994 due to increased sales volume and average net selling prices of 15.1% and 37.6%, respectively.

A significant increase in printing paper demand led to the increase in sales volume in the first six months of 1995. In contrast, during the first six months of 1994, insufficient demand within the paper industry, as well as extreme weather conditions, led to approximately eight days and sixteen days of unplanned downtime at the Registrant's Spring Grove, Pennsylvania and Neenah, Wisconsin mills, respectively.

Printing paper selling prices increased in 1995 over 1994 due to the increase in customer demand, as well as the ability to offset increased raw material costs, particularly for market pulp, pulp substitutes and wastepaper.

Net sales of tobacco and other specialty papers were 10.1% higher in the first six months of 1995 compared to the first six months of 1994 and 10.7% higher in the second quarter of 1995 compared to the corresponding period of 1994. These increases were due to an increase in the average net selling price which resulted primarily from the ability of the Registrant to pass through increased market pulp costs.

Cost of Products Sold
---------------------

The Registrant's gross margin increased from 8.2% for the first six months of 1994 to 21.9% for the first six months of 1995, and from 8.5% for the second quarter of 1994 to 24.3% for the second quarter of 1995. These increases were due to higher average net selling prices and a decrease in cost of products sold per ton. The average cost of products sold per ton decreased due to the fact that the Registrant's fixed costs for its manufacturing process were absorbed over more tons of products manufactured during the first six months of 1995.
The average cost of products sold per ton also decreased due to a decline in depreciation expense of approximately $5,100,000 for the first six months of 1995 compared to the first six months of 1994. Increased depreciation expense at the Spring Grove and Neenah mills was more than offset by a reduction in depreciation expense for the Ecusta Division of approximately $7,100,000 for the first six months of 1995 compared to the corresponding period in 1994. This decrease resulted from a writedown of the net assets of the Ecusta Division in the fourth quarter of 1994. The effect of the increase in tons manufactured and lower depreciation expense was offset somewhat by higher costs for market pulp, pulp substitutes and wastepaper. As a result of the reduction of depreciation expense, increased net sales and the favorable impact of cost reduction efforts, the Ecusta Division generated a modest operating profit during the first six months of 1995.


Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the second quarter and first six months of 1995 were $3,169,000 and $4,923,000 more than the selling, general and administrative expenses for the corresponding periods of 1994. These increases resulted primarily from higher profit sharing and incentive related expenses during the 1995 periods compared to the 1994 periods.


Interest on Debt (net)
----------------------

The Registrant's interest on debt (net) for the second quarter and first six months of 1995 was $1,485,000 and $3,457,000 more than the corresponding periods of 1994. The Registrant capitalized $2,292,000 of interest during the first six months of 1994, including $949,000 during the second quarter, primarily relating to the Spring Grove pulpmill modernization project which was completed in the fourth quarter of 1994. No interest was capitalized during the first six months of 1995. The increase in interest on debt (net) was also due to an increased level of short-term borrowings during the first six months of 1995 over the first six months of 1994. Interest on debt (net) was also higher during the second quarter and first six months of 1995 compared to 1994 due to a higher variable interest rate on the Registrant's interest rate swap agreement which has a total notional principal amount of $50,000,000.


Income Tax Provision
--------------------

The Registrant's provision for income taxes increased by $11,243,000 and $18,325,000 for the second quarter and first six months of 1995 over the same periods of 1994 due to higher taxable income.


FINANCIAL CONDITION:
-------------------

Liquidity
---------

The Registrant's cash, cash equivalents, and marketable securities increased by $1,084,000 during the first six months of 1995. In addition, the Registrant lowered its short-term bank borrowings by $20,100,000 at June 30, 1995 compared to December 31, 1994. These changes were primarily due to $55,603,000 of cash provided by operating activities, which was largely offset by $16,886,000 for the funding of capital projects, $15,480,000 for dividend payments and $4,453,000 for the purchase of common stock for the treasury.

Included in the Registrant's funding of capital projects for the first six months of 1995 was $6,056,000 related to the pulpmill modernization project and the installation of a turbine generator at the Spring Grove mill. Both of these projects were completed in the fourth quarter of 1994.

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

Among the environmental remediation matters in which the Registrant is involved is the investigation by the Wisconsin Department of Natural Resources ("DNR") regarding polychlorinated biphenyls ("PCBs") in the lower Fox River on which the Registrant's Neenah Mill is located. Among other areas, DNR's attention has been directed to a specific deposit of PCBs known as "Deposit A". Although DNR has not completed the remedy selection process for Deposit A, DNR has proposed a project to restore natural resources at Deposit A that DNR estimates will cost $14.6 million. At least one other preliminary cost estimate, which may not be comparable in scope, is significantly higher. Furthermore, the DNR could propose projects to restore the entire Fox River, the cost of which could exceed the available resources of the Registrant and other companies upon which most governmental attention has focused. The Registrant is engaged in discussions with the State of Wisconsin toward resolving any liability it may have to the state in connection with the Fox River, the outcome of which cannot be predicted.

Although the Registrant's current assessment, after consultation with legal counsel, is that the Registrant's share of such expenditures for Deposit A and other environmental matters are not likely to have a material adverse effect on its financial condition, results of operations or liquidity, there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

                           PART II  OTHER INFORMATION
                           --------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

       (a) The Registrant's Annual Meeting of Shareholders was held on April 26, 1995.
       (b) The shareholders elected all of management's nominees for Directors.

       (c) The votes cast for election of Directors were as follows (cumulative voting applied):

                                               For      Withheld
                                            ----------  --------
                    P. H. Glatfelter III    38,402,098   728,409
                    R. S. Hillas            38,378,946   751,561
                    P. R. Roedel            38,373,407   757,100
                    J. M. Sanzo             38,379,478   751,029

             No other matters were voted upon at the meeting.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         P. H. GLATFELTER COMPANY



Date:  August 11, 1995                   ___________________________________
                                         R. P. Newcomer
                                         Vice President, Treasurer and
                                         Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------


          Number        Description of Documents
          ------        ------------------------

            11          Computation of Net Income per Share

            15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

            27          Financial Data Schedule

                                   EXHIBIT 11


                           P. H. GLATFELTER COMPANY
                               AND SUBSIDIARIES
                           ========================


                      Computation of Net Income Per Share

                                                              For the 3 Months Ended               For the 6 Months Ended
                                                            6/30/95            6/30/94           6/30/95            6/30/94
                                                          -----------        -----------       -----------        -----------
Weighted average number of common and common
  share equivalents:

  Common shares:
     Shares outstanding, beginning of period..             44,253,341         44,034,856        44,199,829         43,987,328

     Less shares purchased for treasury.........              (77,544)(1)              -           (38,986)(1)              -

     Shares issued:
      Employee Stock Purchase Plans...........                    518(2)             524(3)         26,397(2)          24,422(3)
      Key Employee Long-Term Incentive Plan.....                    1(4)           9,898(5)          1,690(4)           4,976(5)
                                                          -----------        -----------       -----------        -----------
       Total..................................             44,176,316         44,045,278        44,188,930         44,016,726

     Common share equivalents applicable to
      outstanding stock awards and
      option grants.............................              264,514(6)         173,654(6)        224,161(6)         186,385(6)
                                                          -----------        -----------       -----------        -----------
       Total..................................             44,440,830         44,218,932        44,413,091         44,203,111

 Net income...................................            $19,024,754        $ 2,208,811       $31,538,839        $ 4,243,114

 Net income per common share..................            $       .43        $       .05       $       .71        $       .10
                                                          -----------        -----------       -----------        -----------

  (1) Weighted average effect of 235,600 common shares repurchased in the second quarter of 1995.
  (2) Weighted average effect of 47,162 common shares sold from treasury on June 30, 1995 and 98,583 common shares sold from treasury in the first six months of 1995.
  (3) Weighted average effect of 47,720 common shares sold from treasury on June 30, 1994 and 95,248 common shares sold from treasury in the first six months of 1994.
  (4) Weighted average effect of 44 net common shares issued from treasury in the second quarter of 1995 and 2,135 net common shares issued from treasury in the first six months of 1995.
  (5) Weighted average effect of 15,012 common shares issued from treasury in the second quarter of 1994.
  (6) Weighted average effect of shares subject to outstanding awards under the Registrant's 1988 Restricted Common Stock Award Plan and weighted average effect of shares issuable under the Registrant's 1992 Key Employee Long-Term Incentive Plan.

                                   EXHIBIT 15


         LETTER IN LIEU OF CONSENT REGARDING REVIEW REPORT OF UNAUDITED
         --------------------------------------------------------------
                         INTERIM FINANCIAL INFORMATION
                         -----------------------------


P. H. Glatfelter Company:

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited condensed consolidated financial statements of P. H. Glatfelter Company and subsidiaries for the three-month and six-month periods ended June 30, 1995 and 1994, as indicated in our report dated July 18, 1995; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated by reference in Registration Statements Nos. 33-24858, 33-25884, 33-37198, 33-49660, 33-53338 and 33-54409 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 18, 1995