Form 10-Q
period 1995-09-30
GLATFELTER P H CO
filed 1995-11-06
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ______________________ to _____________________


                            Commission File No. 1-3560
                                                ------


                           P. H. GLATFELTER COMPANY
-------------------------------------------------------------------------------
          (Exact name of the registrant as specified in its charter)



              Pennsylvania                               23-0628360
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (IRS Employer
      incorporation or organization)                  Identification No.)



           228 South Main Street, Spring Grove, Pennsylvania  17362
-------------------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


                                  (717) 225-4711
                                  --------------
               (The registrant's telephone number, including area code)


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


Shares of Common Stock outstanding at November 3, 1995 were 43,527,041.

                           P. H. GLATFELTER COMPANY

                                      INDEX



Part I - Financial Information
------------------------------

   Financial Statements:


      Condensed Consolidated Statements of Income and Retained

         Earnings - Three Months and Nine Months Ended September

         30, 1995 and September 30, 1994 (Unaudited)............        2


      Condensed Consolidated Balance Sheets - September 30, 1995

         (Unaudited) and December 31, 1994......................        3


      Condensed Consolidated Statements of Cash Flows - Nine Months

         Ended September 30, 1995 and September 30, 1994 (Unaudited)    4


      Notes to Condensed Consolidated Financial Statements......        5-6


      Independent Accountants' Report...........................        7


   Management's Discussion and Analysis of Financial Condition

      and Results of Operations.................................       8-10


Part II - Other Information.....................................       11
---------------------------


Signature.......................................................       12
---------


Index of Exhibits...............................................       13
-----------------

   Exhibit 11 - Computation of Net Income Per Share.............       14

   Exhibit 15 - Letter in Lieu of Consent Regarding Review

                Report of Unaudited Interim Financial

                Information.....................................       15

   Exhibit 27 - Financial Data Schedule.........................       16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------


                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         (in thousands, except number of shares and per share amounts)
                                  (UNAUDITED)

                                              Three Months Ended           Nine Months Ended
                                            9/30/95       9/30/94        9/30/95       9/30/94
                                          -----------   -----------    -----------   -----------
Net sales                                 $   160,771   $   120,261    $   482,687   $   346,404

Other income - net
   Energy sales - net                           2,713         1,484          6,657         4,239
   Interest on investments and
      other - net                                 339           193            968           796
   Gain from property dispositions,
      etc., - net                                  21           590          1,065           729
                                          -----------   -----------    -----------   -----------
       Total                                  163,844       122,528        491,377       352,168

Costs and expenses
   Cost of products sold                      124,210       116,051        375,615       323,564
   Selling, general and administrative
      expenses                                  9,064         6,677         27,899        20,589
   Interest on debt - net                       2,475         1,952          7,892         3,912
                                          -----------   -----------    -----------   -----------
       Total                                  135,749       124,680        411,406       348,065
Income (loss) before income taxes              28,095        (2,152)        79,971         4,103
Income tax provision (credit)
   Current taxes                                5,497           637         15,255           920
   Deferred taxes                               5,495        (1,294)        16,074           435
                                          -----------   -----------    -----------   -----------
       Total                                   10,992          (657)        31,329         1,355

Net income (loss)                              17,103        (1,495)        48,642         2,748
Retained earnings at beginning of period      412,718       534,590        396,635       545,770
                                          -----------   -----------    -----------   -----------
       Total                                  429,821       533,095        445,277       548,518
                                          -----------   -----------    -----------   -----------

Common stock dividends declared                 7,648         7,726         23,104        23,149
                                          -----------   -----------    -----------   -----------

Retained earnings at end of period        $   422,173   $   525,369    $   422,173   $   525,369
                                          ===========   ===========    ===========   ===========

Weighted average number of common shares
   outstanding                             44,351,935    44,266,617     44,392,116    44,224,526

Net income (loss) per common share        $       .39   $      (.03)   $      1.10   $       .06
                                          ===========   ===========    ===========   ===========

Dividends declared per common share       $      .175   $      .175    $      .525   $      .525
                                          ===========   ===========    ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS
                                     ------

                                                 9/30/95      12/31/94
                                               (unaudited)
                                               -----------   -----------

Current assets:
  Cash and cash equivalents                    $     5,931   $     3,133
  Marketable securities                                111           111
  Accounts receivable - net                         59,691        48,912

  Inventories:
    Raw materials                                   24,949        28,894
    In process and finished products                28,530        24,202
    Supplies                                        30,569        28,735
                                               -----------   -----------
      Total inventory                               84,048        81,831

  Prepaid expenses and other current assets          2,201         1,382
                                               -----------   -----------
        Total current assets                       151,982       135,369

Plant, equipment and timberlands - net             453,154       460,420
Other assets                                        59,220        55,021
                                               -----------   -----------

          Total assets                         $   664,356   $   650,810
                                               ===========   ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
  Short-term bank borrowings                   $     1,300   $    24,100
  Accounts payable                                  36,133        44,309
  Dividends payable                                  7,655         7,735
  Federal, state and local taxes                     4,239         2,489
  Accrued compensation, other expenses
   and deferred income taxes                        37,184        25,639
                                               -----------   -----------
        Total current liabilities              $    86,511   $   104,272

Long-term debt                                     150,000       150,000

Deferred income taxes                               73,739        60,313

Other long-term liabilities                         41,535        40,491

Commitments and contingencies

Shareholders' equity:
  Common stock                                         544           544
  Capital in excess of par value                    40,789        39,838
  Retained earnings                                422,173       396,635
                                               -----------   -----------
      Total                                        463,506       437,017
  Less cost of common stock in treasury           (150,935)     (141,283)
                                               -----------   -----------
        Total shareholders' equity                 312,571       295,734

          Total liabilities and
           shareholders' equity                $   664,356   $   650,810
                                               ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                                 9/30/95        9/30/94
                                                                ---------      ---------
Cash Flows from Operating Activities:
  Net income                                                    $  48,642      $   2,748
  Items included in net income not using (providing) cash:
    Depreciation and depletion                                     24,699         32,337
    Gain on disposition of fixed assets                              (739)          (121)
    Expense related to employee stock purchase plans                  700            605

  Change in assets and liabilities:
    Accounts receivable                                           (10,779)       (13,919)
    Inventories                                                    (2,217)        10,251
    Prepaid expenses and other assets                              (7,918)        (5,414)
    Accounts payable, accrued compensation,
     other expenses, deferred income taxes
     and other long-term liabilities                               12,648        (15,441)
    Federal, state and local taxes                                  1,750           (773)
    Deferred income taxes - non-current                            13,426          7,237
                                                                ---------      ---------
Net cash provided by operating activities                          80,212         17,510
                                                                ---------      ---------

Cash Flows from Investing Activities:
  Sale of marketable securities and
   long-term investments                                            2,861         20,570
  Proceeds from disposal of fixed assets                              984          1,100
  Additions to plant, equipment and timberlands                   (19,282)       (60,231)
  Decrease in liabilities related to
   fixed asset acquisitions                                        (6,596)        (4,758)
                                                                ---------      ---------
Net cash used in investing activities                             (22,033)       (43,319)
                                                                ---------      ---------

Cash Flows from Financing Activities:
  Borrowing (repayment) of short-term debt                        (22,800)        31,800
  Dividends paid                                                  (23,184)       (23,121)
  Purchases of common stock                                       (11,651)             -
  Proceeds from issuance of common stock under
   employee stock purchase plans and key
   employee long-term incentive plan                                2,254          1,750
                                                                ---------      ---------
Net cash provided by (used in) financing activities               (55,381)        10,429
                                                                ---------      ---------

Net increase (decrease) in cash and cash equivalents                2,798        (15,380)

Cash and Cash Equivalents:

At beginning of period                                              3,133         19,182
                                                                ---------      ---------
At end of period                                                $   5,931      $   3,802
                                                                =========      =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Interest (net of amount capitalized)                          $  10,328      $   6,263
  Income taxes                                                     14,565          2,194

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. A reconciliation between the income tax provision (credit) computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes, and the actual income tax provision (credit) follows (in thousands):

                                             Three Months Ended    Nine Months Ended
                                             9/30/95    9/30/94    9/30/95    9/30/94
                                            --------   --------   --------   --------
  Federal income tax provision
   (credit) at statutory rate               $  9,833   $   (753)  $ 27,990   $  1,436
  State income taxes net of
   federal income tax benefit                  1,249         37      3,583        199
  Other                                          (90)        59       (244)      (280)
                                            --------   --------   --------   --------
  Actual income tax provision
   (credit)                                 $ 10,992   $   (657)  $ 31,329   $  1,355
                                            ========   ========   ========   ========

    The deferred income tax provisions for the nine-month periods ended September 30, 1995 and 1994 result from the following temporary differences (in thousands):

                                             Nine Months Ended
                                            9/30/95    9/30/94
                                           --------   --------

           Depreciation                    $ 15,453   $  6,454
           Pensions                           3,045      1,467
           Alternative Minimum Tax             (107)    (6,797)
           Other                             (2,317)      (689)
                                           --------   --------
                                           $ 16,074   $    435
                                           ========   ========

    The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding decreased by 413,186 in the first nine months of 1995. This decrease was due to the repurchase of 565,500 shares of common stock for the treasury, which more than offset the issuance of 140,611 treasury shares pursuant to the various employee stock purchase plans of the Registrant and the issuance of 11,703 treasury shares pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan. At September 30, 1995, 10,575,337 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 11,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of September 30, 1995, the Registrant had repurchased 9,563,530 shares for a total consideration of $161,174,827.

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

    Also pursuant to the Plan and subject to certain conditions, on May 1, 1995, the Registrant awarded 59,620 shares of common stock to certain key employees to be issued in whole or in part depending on the Registrant's degree of success in achieving certain performance goals during the period from January 1, 1995 to December 31, 1998.

5. The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures to comply with such environmental regulation will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the United States paper industry will be materially adversely affected by any obligations it may incur or the limitations which environmental compliance may place on its operations.

    The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, property damage liability and natural resources damages cannot be ascertained with any certainty due, among other things, to the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

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

INDEPENDENT ACCOUNTANTS' REPORT
-------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 1995 and the related condensed consolidated statements of income and retained earnings for the three-month and nine-month periods ended September 30, 1995 and 1994 and of cash flows for the nine months ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 13, 1995

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


RESULTS OF OPERATIONS:
---------------------

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below.


                                              Comparison of
                              Three Months Ended         Nine Months Ended
                              Sept. 30, 1995 and        Sept. 30, 1995 and
                                Sept. 30, 1994            Sept. 30, 1994
                              --------------------------------------------
                                                Increase
                                          (dollars in thousands)

Net sales                        $40,510    33.7%       $136,283     39.3%
Other income - net                   806    35.6%          2,926     50.8%
Cost of products sold              8,159     7.0%         52,051     16.1%
Selling, general and
 administrative expenses           2,387    35.7%          7,310     35.5%
Interest on debt - net               523    26.8%          3,980    101.7%
Income tax provision              11,649     NC           29,974  2,212.1%
Net income (loss)                 18,598     NC           45,894  1,670.1%

NC = not calculable

Net Sales
---------

The Registrant classifies product sales into two groups: 1) printing papers; and
2) tobacco and other specialty papers. Overall net sales increased by $40,510,000 and $136,283,000 for the third quarter and first nine months of 1995, respectively, compared to the corresponding periods in 1994.

Printing papers net sales increased 44.3% in the third quarter of 1995 compared to the third quarter of 1994 due to a 35.6% increase in average net selling prices and an increase in sales volume of 5.3%. Printing papers net sales increased 52.6% for the first nine months of 1995 compared to the like period in 1994. This increase was due to higher average net selling prices and an increase in sales volume of 30.1% and 15.9%, respectively.

Printing papers selling prices increased in 1995 over 1994 due to the increase in customer demand, as well as the ability of the Registrant to offset increased raw material costs, particularly for market pulp, pulp substitutes, and wastepaper.

An increase in printing paper demand led to the increase in sales volume in the first nine months of 1995. In contrast, during the first nine months of 1994, insufficient demand within the paper industry, as well as extreme weather conditions, led to approximately eight days and sixteen days of unplanned downtime at the Registrant's Spring Grove, Pennsylvania and Neenah, Wisconsin mills, respectively.

Printing paper demand weakened during the end of the third quarter of 1995. An expected rebound in demand for printing papers that generally follows a seasonal slowdown during the summer months has not occurred. Abnormally high levels of paper inventories currently exist among customers in this segment of the Registrant's business. Orders have declined as book manufacturers and printers have been reducing their inventories; consequently, during October, approximately four days and fourteen days of unplanned market-related downtime were necessary at the Registrant's Spring Grove, Pennsylvania and Neenah, Wisconsin mills, respectively. As customers reduce their inventories to normal levels, the Registrant is optimistic that future orders will be sufficient to sustain full operations.

Net sales of tobacco and other specialty papers were 9.3% higher in the third quarter of 1995 compared to the third quarter of 1994 and 9.8% higher in the first nine months of 1995 compared to the corresponding period of 1994. These increases were due to higher average net selling prices which resulted primarily from the ability of the Registrant to pass through increased market pulp costs.

Cost of Products Sold
---------------------

The Registrant's gross margin increased from 3.5% for the third quarter of 1994 to 22.7% for the third quarter of 1995, and from 6.6% for the first nine months of 1994 to 22.2% for the first nine months of 1995. These increases were due to higher average net selling prices, which more than offset an increase in the average cost of products sold per ton. Significantly higher costs for market pulp, pulp substitutes and wastepaper in the third quarter and the first nine months of 1995 accounted for the increase in the average cost of products sold per ton in such periods compared to the corresponding periods in 1994. These cost increases more than offset (i) the ability of the Registrant to spread its fixed manufacturing costs over more tons of products manufactured during the 1995 periods compared to the corresponding periods in 1994, and (ii) the favorable impact of lower depreciation expense of approximately $2,500,000 and $7,600,000 for the third quarter and first nine months of 1995, respectively. Increased depreciation expense at the Spring Grove and Neenah mills was more than offset by a reduction in depreciation expense for the Ecusta Division of approximately $3,600,000 and $10,700,000 for the third quarter and first nine months of 1995, respectively, compared to the like periods in 1994. These decreases resulted from a writedown of the net assets of the Ecusta Division in the fourth quarter of 1994. As a result of the reduction of depreciation expense, increased net sales and the favorable impact of cost reduction efforts, the Ecusta Division generated an operating profit during the third quarter and first nine months of 1995.


Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the third quarter and first nine months of 1995 were $2,387,000 and $7,310,000 more than the selling, general and administrative expenses for the corresponding periods of 1994. These increases resulted primarily from higher profit sharing and incentive related expenses during the 1995 periods compared to the 1994 periods.


Interest on Debt (net)
----------------------

The Registrant's interest on debt (net) for the third quarter and first nine months of 1995 was $523,000 and $3,980,000 more than the corresponding periods of 1994. The Registrant capitalized $2,793,000 of interest during the first nine months of 1994, including $501,000 during the third quarter, primarily relating to the Spring Grove pulpmill modernization project which was completed in the fourth quarter of 1994. No interest was capitalized during the first nine months of 1995. The increase in interest on debt (net) for the first nine months of 1995 was also due to higher average short-term borrowings and a higher variable interest rate on the Registrant's interest rate swap agreement which has a total notional principal amount of $50,000,000. Interest on short-term borrowings during the first nine months of 1995 was $381,000 more than the corresponding period of 1994.

During the third quarter of 1995 the level of short-term borrowings declined significantly below third quarter 1994 levels. As a result, interest on short-term borrowings was $212,000 lower during the third quarter of 1995 compared to the third quarter of 1994. Interest expense related to the swap agreement was higher in the third quarter of 1995 compared to the third quarter of 1994 due to a higher variable interest rate.


Income Tax Provision
--------------------

The Registrant's provision for income taxes increased by $11,649,000 and $29,974,000 for the third quarter and first nine months of 1995 over the same periods of 1994 due to higher taxable income.


FINANCIAL CONDITION:
-------------------

Liquidity
---------

The Registrant's cash, cash equivalents, and marketable securities increased by $2,798,000 during the first nine months of 1995. In addition, the Registrant lowered its short-term bank borrowings by $22,800,000 at September 30, 1995 compared to December 31, 1994. These changes were primarily due to $80,212,000 of cash provided by operating activities and cash used of $25,878,000 for the funding of capital projects, $23,184,000 for dividend payments and $11,651,000 for the purchase of common stock for the treasury.

Included in the Registrant's funding of capital projects for the first nine months of 1995 was $6,256,000 related to the pulpmill modernization project and the installation of a turbine generator at the Spring Grove mill. Both of these projects were completed in the fourth quarter of 1994.

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

Among the environmental remediation matters in which the Registrant is involved is the investigation by the Wisconsin Department of Natural Resources ("DNR") regarding polychlorinated biphenyls ("PCBs") in the lower Fox River on which the Registrant's Neenah mill is located. Among other areas, DNR's attention has been directed to a specific deposit of PCBs known as "Deposit A". Although DNR has not completed the remedy selection process for Deposit A, DNR has proposed a project to restore natural resources at Deposit A that DNR estimates will cost $14.6 million. At least one other preliminary cost estimate, which may not be comparable in scope, is significantly higher. Furthermore, DNR could propose projects to restore the entire Fox River, the cost of which could exceed the available resources of the Registrant and other companies upon which most governmental attention has focused. The Registrant is engaged in discussions with the State of Wisconsin toward resolving any liability it may have to the state in connection with the Fox River, the outcome of which cannot be predicted.

Although the Registrant's current assessment, after consultation with legal counsel, is that the Registrant's share of such expenditures for Deposit A and other environmental matters is not likely to have a material adverse effect on its financial condition, results of operations or liquidity, there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

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



                                      P. H. GLATFELTER COMPANY



Date: November 6, 1995                /s/ R. P. Newcomer
                                      ----------------------------------------
                                      R. P. Newcomer
                                      Senior Vice President, Treasurer
                                      and Chief Financial Officer

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