Form 10-K
period 1995-12-31
GLATFELTER P H CO
filed 1996-03-15
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                              Commission file number
December 31, 1995                                               1-3560

                           P. H. GLATFELTER COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-0628360
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

       228 South Main Street
  Spring Grove, Pennsylvania                                 17362
----------------------------------------               -------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number,                           (717) 225-4711
       including area code                             -------------------


Securities registered pursuant to Section 12(b) of the Act:

    Common Stock                                American Stock Exchange Inc.
---------------------                -------------------------------------------
(Title of each class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                              -------     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock of the Registrant held by non-affiliates at March 6, 1996 was $395,422,324.

Common Stock outstanding at March 6, 1996: 42,832,706 Shares

                      DOCUMENTS INCORPORATED BY REFERENCE

               Portions of the following documents are incorporated by reference in this Report on Form 10-K.

               1.   Proxy Statement dated March 15, 1996 (Part III)

                                     PART I


Item 1.          Business.

                 P.H. Glatfelter Company (together with its subsidiaries, the "Company" or the "Registrant"), a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. On January 30, 1979 the Registrant acquired by merger Bergstrom Paper Company with paper mills located in Wisconsin and Ohio. The Ohio mill was sold on September 10, 1984. On May 7, 1987 the Registrant acquired all of the outstanding capital stock of Ecusta Corporation with a paper mill located in Pisgah Forest, North Carolina and other operations in North Dakota, Canada and Australia. Ecusta Corporation was merged into and became a division of the Registrant on June 30, 1987.

                 The Registrant's paper mills are located in Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin. It manufactures printing papers and tobacco and other specialty papers.

                 The Registrant sells its products throughout the United States and in a number of foreign countries. Net export sales in 1995, 1994 and 1993 were $54,961,000, $44,821,000 and $38,577,000, respectively.

                 Most of the Registrant's printing paper products are directed at the uncoated free-sheet portion of the industry. The Registrant's printing paper products are used principally for the printing of case bound and quality paperback books, commercial and financial printing and envelope converting. Printing papers are manufactured in each of the Registrant's mills.

                 In 1995, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to financial printers and converters generally were made directly. During 1994, one of the Registrant's wholesale paper merchants, Central National-Gottesman Inc. (which buys paper through its division, Lindenmeyr Book Publishing) acquired substantially all of the assets of Perkins & Squier, another of the Registrant's wholesale paper merchants. As a result, during 1995 and 1994, Central National-Gottesman Inc. accounted for 14% and 13% of the Registrant's net sales, respectively.

                 The Registrant's tobacco and other specialty papers are used for cigarette manufacturing and other specialty uses such as the manufacture of playing cards, stamps, labels and surgical gowns. Sales of these papers are generally made directly to the converter of the paper.
Tobacco papers are manufactured in the Pisgah Forest mill (hereinafter referred to as the "Ecusta Division" or "Ecusta"). Other specialty papers are manufactured in each of the Registrant's mills.

                 A significant portion of the Pisgah Forest mill's sales are made to a limited number of major tobacco companies. The current legal and regulatory pressures on that industry could have an adverse effect on the future tobacco paper sales and profitability of the Pisgah Forest mill.
Under such conditions, the Registrant would attempt to replace any lost sales and profitability with lightweight printing and other specialty papers.

                 Set forth below is the amount (in thousands) and percentage of net sales contributed by each of the Registrant's two classes of similar products during each of the years ended December 31, 1995, 1994 and 1993.

                            Year Ended December 31,

                   1995                               1994                           1993
                   ----                               ----                           ----
                 Net Sales            %             Net Sales         %           Net Sales        %
                 ---------            -             ---------         -           ---------        -
Printing
Papers           $465,135            75%            $335,882          70%         $341,528         72%

Tobacco
and Other
Specialty
Papers            158,574            25%             142,420          30%          131,981         28%
                  -------            ---             -------          ---          -------         ---


Total            $623,709           100%            $478,302         100%         $473,509        100%


                 In October, 1992, Philip Morris Companies, Inc. informed the Registrant that, effective January 1, 1993, it would cease to make purchases from the Registrant for its domestic tobacco operations. Philip Morris had been one of Registrant's six domestic customers for tobacco paper products and sales to Philip Morris amounted to 7.5% of the Registrant's total sales in 1992. The Registrant succeeded in redirecting the lost Philip Morris product volume to printing paper customers in 1993 and to printing paper and the Registrant's remaining tobacco paper customers in 1994. Such sales to printing paper customers in 1993 and 1994 were not as profitable as sales to Philip Morris in 1992. Sales to the remaining tobacco paper customers in 1993 and 1994 were also less profitable than in 1992 due to increased competitive pressure and cost-cutting measures within the tobacco industry. These factors precluded the Registrant from offsetting significantly higher pulp costs in 1994 through tobacco paper price increases. As a result, the 1993 and 1994 profit performances of the Registrant's Ecusta Division were sharply below that of 1992. As described in Note 2 to the Consolidated Financial Statements and in Management's Discussion and Analysis of Financial Condition and Results of Operations, during the fourth quarter of 1994, the Registrant recognized a $208,949,000 noncash, pre-tax writedown of impaired assets, $198,189,000 of which related to the Ecusta Division.

                 Market conditions affecting the Registrant's tobacco papers improved during 1995. Although competition for domestic and foreign tobacco paper sales remained intense, this portion of the paper industry was buoyed by a lack of capacity increases. Domestic cigarette consumption was approximately the same in 1995 compared to 1994 while international cigarette consumption continued to grow. These favorable market conditions enabled Ecusta to sell more tobacco paper products in 1995, improve the product sales mix, and increase selling prices for many tobacco paper products. Favorable conditions are expected to continue during 1996.

                 The competitiveness of the markets in which the Registrant sells its products varies. There are numerous concerns in the United States manufacturing printing papers, and no one company holds a dominant position. Capacity in the uncoated free-sheet industry, which includes uncoated printing papers, is not expected to increase significantly for the next few years. In the tobacco papers business, while there is only one significant domestic competitor, there are numerous international competitors. Despite recent events described above, the Registrant remains a major tobacco papers supplier to the domestic tobacco products industry. If foreign production of tobacco products by U.S. companies increases significantly it may have an adverse effect on the Registrant's overall competitive position.

                 Service, product performance and technological advances are important competitive factors in all of the Registrant's businesses. The Registrant believes its reputation in these areas continues to be excellent.

                 Backlogs are not significant in the Registrant's business.

                 The principal raw material used at the Spring Grove mill is pulpwood. In 1995, the Registrant acquired approximately 79% of its pulpwood from saw mills and independent logging contractors and 21% from Company-owned timberlands. Hardwood purchases constituted 51% of the pulpwood acquired and softwood the balance. Hardwoods are still abundant within a relatively short distance of the Registrant's Spring Grove mill, but the radius within which the Registrant has been acquiring hardwoods has increased modestly over prior years. Softwood is obtained primarily from Maryland, Delaware and Virginia.
In order to protect its sources of pulpwood, the Registrant has actively promoted conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company, has acquired, and is acquiring, woodlands, particularly softwood growing land, with the objective of having sufficient softwood growing on its lands to provide a significant portion of the Spring Grove mill's future softwood requirements. Wood chips produced from sawmill waste also accounted for a substantial amount of the Registrant's pulpwood purchases for the Spring Grove mill.

                 The Spring Grove pulp mill converts the pulpwood into wood pulp for use in its papermaking operations. In addition to the pulp it produces, the Spring Grove mill purchases market pulp from others. During the fourth quarter of 1994, the Registrant completed the pulp mill modernization project at the Spring Grove mill. This project, undertaken primarily for environmental reasons, resulted in an increase in total pulp production capacity at the mill.

                 The principal raw material used by the Neenah mill is high-grade recycled wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. During 1994 and the first half of 1995, the start-up of various wastepaper deinking facilities increased the demand for the types of wastepaper, particularly higher quality high-grade wastepaper, used at the Neenah mill. As a result, wastepaper prices increased dramatically through the first half of 1995. Wastepaper prices decreased rapidly during the second half of 1995 and by the end of 1995 had returned to historical levels in part due to expanded collection systems which increased the supply of wastepaper. It is anticipated that there will be an adequate supply of wastepaper in the future.

                 The major raw materials used at the Ecusta Division mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. Flax had become a less important raw material as a result of the loss of business of Philip Morris (referred to above), since it was the Registrant's major customer for flax-based products. Improved market conditions in 1995 enabled the Registrant to improve its sales mix, including an increase in flax-based paper sales. Flax-based paper sales are still below 1992 levels. The current supply of flax and wood pulp is sufficient for the present and anticipated future operations at the Ecusta Division. During 1995, the Registrant resumed the purchase of Canadian flax straw and the converting of such straw into processed flax straw.

                 Wood pulp consumed which was purchased from others comprised approximately 105,000 short tons or 22% of the total 1995 fiber requirements of the Registrant. The cost of market pulp increased significantly during the first nine months of 1995; however, the pulp market began showing signs of weakening during the fourth quarter of 1995 and prices have decreased significantly to date in 1996.

                 The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. It also produces excess electricity which is sold to the local power company under a long-term co-generation contract, which resulted in 1995 net energy sales of $9,455,000. Principal fuel sources used by the Registrant's Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil which in 1995 were used to produce approximately 58%, 36%, 5% and 1%, respectively, of the total energy internally generated at the Spring Grove mill.

                 The Pisgah Forest mill generates all of its steam requirements and a majority of its electrical requirements (64% in 1995) and purchases electric power for the remainder. The principal fuel source used at the Pisgah Forest mill is coal (99.2% in 1995).

                 The Neenah mill generates all of its steam requirements and a portion of its electric power requirements (14% in 1995) and purchases the remainder of its electric power requirements. Gas was used to produce essentially all of the mill's internally generated energy during 1995.

                 At December 31, 1995, the Registrant had 2,926 active full-time employees.

                 Hourly employees at the Registrant's mills are represented by different locals of the United Paperworkers International Union, AFL-CIO. A labor agreement covering approximately 975 employees at the Pisgah Forest mill expires in October 1996. Under this agreement, wages increased 3% in 1995. A five-year labor agreement covering approximately 740 employees in Spring Grove was ratified in 1993 and expires in January 1998. Under this agreement, wages increased by 3% in 1995 and are to increase by 3% in each of 1996 and 1997. In January 1994, a five-year labor agreement covering approximately 320 employees in Neenah was ratified. Under this agreement, which expires in August 1997, wages increased 3% in 1995 and are to increase 3% in 1996.

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

                 Compliance with government environmental regulations is a matter of high priority to the Registrant. In order to meet environmental requirements, the Registrant has undertaken certain projects, the most significant of which relates to the modernization of the Spring Grove pulpmill. The pulpmill modernization project, which began in 1990, was completed during the fourth quarter of 1994 for a total cost of $171,000,000 (exclusive of capitalized interest). Of this amount, $20,000,000 was expended through 1991, $48,000,000 in 1992, $71,000,000 in 1993 and $28,000,000 in 1994. The
remaining $4,000,000 was paid in 1995. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings have been and will be adversely affected to the extent that selling prices have not been and cannot be increased to offset additional incremental operating costs, including depreciation, resulting from such capital expenditures and to offset additional interest expense on the amounts expended for environmental purposes. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the U.S. paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills, any other environmental related obligations it will incur or the limitations which environmental compliance may place on its operations.

                 The Wisconsin Department of Natural Resources ("DNR") is investigating the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which the Registrant's Neenah mill is located. DNR has alleged that the Registrant's operations were a source of those PCBs. Among other areas, DNR's attention has been directed to a specific deposit of PCBs known as "Deposit A", which is near the Registrant's Neenah mill. DNR has not yet made any claim with respect to that deposit. The State of Wisconsin has notified another party that the State considers it to be potentially responsible with the Registrant for Deposit A. The Registrant performed the work necessary to upgrade DNR's initial study of the deposit to the usual technical standards of a remedial investigation/feasibility study. Although DNR has not completed the remedy selection process for Deposit A, DNR has proposed a project to address Deposit A that DNR estimates will cost $14.6 million. At least one other preliminary cost estimate, which may not be comparable in scope, is significantly higher. Furthermore, DNR could propose projects to restore natural resources or otherwise to address the entire Fox River, the cost of which could exceed the available resources of the Registrant and other companies upon which most governmental attention has focused. The Registrant is engaged in discussions with the State of Wisconsin toward resolving any liability it may have to the state in connection with the Fox River, the outcome of which cannot be predicted.

                 In June 1994 the United States Fish and Wildlife Service ("FWS") notified the Registrant and four other parties that FWS considers them to be potentially responsible for natural resources damages arising from the presence of PCBs in the lower Fox River and the Bay of Green Bay pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund"). In February 1996, FWS provided notice to two additional parties that it considers them to be potentially responsible for natural resource damages. FWS indicated that it intended to commence a natural resources damages assessment ("NRDA"). The State of Wisconsin has declined the United States' invitation to participate in the NRDA as a co-trustee, and has repeatedly requested that the United States not undertake the NRDA because the NRDA and natural resource damage claims would disrupt a program of restoration activities under the auspices of the DNR through a public/private group known as the Fox River Coalition. The Registrant is a member of the Fox River Coalition. The Menominee Indian Tribe has, however, indicated to FWS that it intends to participate in the NRDA as a co-trustee. In addition, the Menominee Tribe has commenced litigation in the United States District Court for the Western District of Wisconsin against the State to establish the tribe's usufructuary rights to natural resources, including the Fox River; the Registrant is not a party to that litigation. Further, the Oneida Indian Tribe has indicated to FWS that it may participate in the NRDA as a co-trustee. The Registrant is engaged in negotiations with FWS regarding the scope, nature and propriety of the NRDA and with DNR regarding the scope, nature and propriety of activities through the Fox River Coalition.

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

                 The Spring Grove facilities include seven uncoated paper machines with a daily capacity ranging from 11 to 298 tons and an aggregate annual capacity of about 296,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. An off-machine coater gives the Registrant a potential annual production capacity for coated paper of approximately 48,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. The pulpmill has a production capacity of approximately 625 tons of bleached pulp per day.

                 The Pisgah Forest facilities include twelve paper machines, stock preparation equipment, a modified kraft bleached flax pulpmill with thirteen rotary digesters, a precipitated calcium carbonate plant and a small recycled pulping operation. The annual light weight paper capacity is approximately 99,000 tons. Nine paper machines are essentially identical while the newer three machines have design variations specific for the products produced. Converting equipment includes winders, calendars, slitters, perforators and printing presses.

                 The Neenah facilities, consisting of a paper manufacturing mill, converting plant and offices, are located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 163,000 tons, a wastepaper processing and warehousing building, a wastepaper de-inking and bleaching plant, stock preparation equipment, power plant, water treatment and waste treatment plants and warehousing space. The converting plant contains a paper processing area and warehouse space.

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

                 On May 16, 1989, the Pennsylvania Environmental Hearing Board approved and entered an Amended Consent Adjudication between the Registrant and the Pennsylvania Department of Environmental Resources, now known as the Department of Environmental Protection ("DEP") in connection with the Registrant's permit to discharge effluent into the West Branch of the Codorus Creek. The Amended Consent Adjudication establishes limitations on in-stream color, and requires the Registrant to conduct certain studies and to submit certain reports regarding internal and external measures to control the discharge of color and certain other adverse byproducts of chlorine bleaching to the West Branch of the Codorus Creek.

                 During 1990 and again in 1991, the Pennsylvania DEP proposed to reissue the Registrant's waste water discharge permit on terms with which the Registrant does not agree. The Registrant intends to contest those terms should they be included in the final permit. Among those terms is an unacceptable term concerning a suspected discharge of 2,3,7,8 tetrachlorodibenzo-p-dioxin ("dioxin"). At the behest of the United States Environmental Protection Agency ("EPA"), DEP has included the Registrant's Spring Grove mill on the list of dischargers submitted to and approved by EPA pursuant to Section 304(l) of the Clean Water Act. EPA has preliminarily approved that list because EPA suspects that the Spring Grove mill may discharge dioxin in concentrations of concern. The Registrant believes that the Spring Grove mill should not be included on the discharger list.

                 The Registrant has been identified by EPA and the Ohio Environmental Protection Agency as one of 34 potentially responsible parties ("PRPs") for the clean-up of the Cardington Road Landfill in Montgomery County,

Ohio. The Registrant has entered into a consent decree with the EPA, a small number of PRPs known as the Cardington Road Coalition ("CRC") and certain other PRPs pursuant to which the Registrant will contribute $85,000 in satisfaction of its liability to such parties for all past and future response costs at the Cardington Road Site. The consent decree will become effective upon entry by a federal district court. On March 25, 1994 the Registrant received notice that the court in Cardington Road Site Coalition v. Snyder Properties, Inc. (Case No. C-3-88-632 S.D. Ohio), a Superfund cost recovery action brought by the PRPs who implemented the remedial investigation, had authorized the filing of a complaint naming the Registrant as a third-party defendant in such action, but no complaint has been served. The consent decree provides the Registrant with protection from claims for contribution by PRPs who are not parties to the consent decree for response costs at the Cardington Road Site, and provides the Registrant with indemnification by the CRC for certain other claims. Such protection and indemnification may protect the Registrant from claims which may be asserted in the Snyder Properties action.

                 The Wisconsin DNR has reissued the Registrant's wastewater discharge permit for the Neenah mill on terms unacceptable to the Registrant. The Registrant has requested an adjudicatory hearing on the terms of that permit. The Wisconsin Paper Council is presently engaged in joint negotiation of some issues common to a number of permits issued at the same time to similar mills.

                 The State of Wisconsin commenced an action in 1995 against the Registrant seeking civil penalties and injunctive relief as the result of certain violations of the Neenah Mill's wastewater discharge permit. On February 5, 1996, the Registrant reached an agreement in principle to settle this matter for payment of approximately $130,000 in civil penalties, forfeitures, court costs and legal fees of the State. In addition, the Registrant has agreed to conduct an evaluation of its wastewater treatment plant and to pay stipulated forfeitures for certain further violations during the term of the evaluation.


Item 4.          Submission of Matters to a Vote of Security Holders.

                 Not Applicable.


Executive Officers of the Registrant.

 Executive Officers                     Office (a)                                                     Age
 ------------------                     ------                                                         ---
 T. C. Norris                           Chairman of the Board, President and Chief Executive            57
                                        Officer

 G. H. Glatfelter II                    Senior Vice President (b)                                       44

 R. P. Newcomer                         Senior Vice President, Treasurer and Chief Financial            47
                                        Officer (c)

 R. S. Lawrence                         Vice President - General Manager, Ecusta Paper                  56
                                        Division (d)

 Executive Officers                     Office (a)                                                     Age
 ------------------                     ------                                                         ---
 R. L. Miller                           Vice President - Administration (e)                             49

 J. F. Myers                            Vice President - Manufacturing Technology                       57

 C. M. Smith                            Comptroller (f)                                                 37

 R. S. Wood                             Secretary and Assistant Treasurer (g)                           38

                 Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are elected at the annual meeting of the Board held immediately after the annual meeting of shareholders.


-------------------------

(a) Unless otherwise indicated, the offices listed have been held for five or more years.

(b) Mr. Glatfelter became Senior Vice President in September 1995. From May 1993 to September 1995, he was Vice President - General Manager, Glatfelter Paper Division. Prior to May 1993, he was General Manager, Glatfelter Paper Division.

(c) Mr. Newcomer became Senior Vice President, Treasurer and Chief Financial Officer in September 1995. From April 1995 to September 1995, he was Vice President, Treasurer and Chief Financial Officer; he was Vice President and Treasurer from May 1993 to April 1995. Prior to May 1993, he was Assistant Comptroller.

(d) Mr. Lawrence became Vice President - General Manager, Ecusta Paper Division on May 1993. Prior to May 1993, he was Director of Planning, Acquisitions and Governmental Affairs.

(e) Mr. Miller became Vice President - Administration in September 1995. From August 1994 to September 1995, he was Director of Planning, Acquisitions and Governmental Affairs. He was Director, Marketing Services from May 1993 to August 1994; prior to May 1993, he was Director, Customer Services.

(f) Mr. Smith became Comptroller in May 1993. Prior to May 1993, he was a Financial Analyst.

(g) Mr. Wood became Secretary and Assistant Treasurer in September 1992. Prior to September 1992, he was Assistant Secretary and Assistant Treasurer.

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

                          1995                                                       1994

----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------

Quarter         High            Low          Dividends            High             Low           Dividends
1st            $18 3/8          $15 3/8         $.175            $19 3/8          $15 7/8        $.175
2nd             20 1/4           17 1/2          .175             17 3/8           15 1/8         .175
3rd             23 5/8           19 3/4          .175             18 1/4           14 5/8         .175
4th             22 3/8           15 7/8          .175             17 1/2           15 1/8         .175


As of December 31, 1995, the Company had 4,625 shareholders of record. A number of the shareholders of record are nominees.

Item 6.          Selected Financial Data.

           Seven-Year Summary of Selected Consolidated Financial Data

                             Year Ended December 31
                    (in thousands except per share amounts)

                           1995         1994           1993        1992        1991       1990        1989
-----------------------------------------------------------------------------------------------------------
Net Sales              $623,709     $478,302       $473,509     $540,057    $567,764   $625,429    $598,777

Income (loss) before     65,828     (118,251)(a)     20,409(c)    56,544      76,049     88,332      92,864
 accounting changes

Income (loss) per          1.49        (2.67)(a)        .46(c)      1.27        1.67       1.88        1.93
 common share before
 accounting changes

Total assets            673,107      650,810(b)     842,087(d)   648,464     630,115    598,842     550,015

Debt                    150,000      174,100        150,000       10,100       __         __          1,100

Cash dividends         $    .70     $    .70       $    .70     $    .70    $    .60   $   .575    $    .50
 declared per
 common share

(a) After impact of an after tax charge for a writedown of impaired assets (unusual items) of $127,981,000 or $2.89 per share.

(b) After impact of writedown of impaired assets (unusual items) of $208,949,000.

(c) After impact of an after tax charge for rightsizing and restructuring (unusual items) of $8,430,000 or $.19 per share and the effect of an increased federal corporate income tax rate of $3,587,000 or $.08 per share.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


OVERVIEW

The Company classifies it sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. The Spring Grove, Pennsylvania and Neenah, Wisconsin mills produce printing and other specialty papers. The Pisgah Forest mill (hereinafter referred to as the Ecusta Division or "Ecusta") produces printing, tobacco and other specialty papers.

Most of the Company's printing paper products are directed at the uncoated free-sheet portion of the industry. Strong demand for these papers into the third quarter of 1995 led to an increase in printing paper sales volume and prices. The demand for printing papers weakened towards the end of the third quarter and incoming orders remained low during the fourth quarter of 1995. It is generally believed that this decline was driven by abnormally high customer inventory levels. Prices for many of the Company's printing paper products declined marginally during this time. Sluggish conditions are expected to continue in this market during the first quarter of 1996. As customers deplete their inventories, the Company is cautiously optimistic that a steadier buying pattern will develop in the second quarter of 1996 and will remain for the balance of the year.

Market conditions affecting the Company's tobacco and other specialty papers products group improved during 1995. Although competition for domestic and foreign tobacco paper sales remained intense, this portion of the paper industry was buoyed by a lack of capacity increases. Domestic cigarette consumption was approximately the same in 1995 compared to 1994 while international cigarette consumption continued to grow. These favorable market conditions enabled Ecusta to sell more tobacco paper products in 1995, improve the product sales mix and increase selling prices for many tobacco paper products. Favorable conditions are expected to continue during 1996. A significant portion of Ecusta's sales, however, are made to a limited number of major tobacco companies. The current legal and regulatory pressures on that industry could have an adverse effect on the future tobacco paper sales and profitability of Ecusta. Under such conditions, the Company would attempt to replace any lost sales and profitability with lightweight printing and other specialty papers.

1995 COMPARED TO 1994

Net sales in 1995 increased $145,407,000, or 30.4%, over 1994. The Company's sales volume also increased in 1995 compared to 1994. Overall demand for the Company's products was very strong into the third quarter of 1995. The demand for printing papers weakened towards the end of the third quarter and incoming orders remained below normal levels during the fourth quarter of 1995. Strong market conditions resulted in significant price increases during the first nine months of 1995, tempered somewhat by a marginal decline during the fourth quarter of 1995.

Printing paper sales increased by $129,253,000, or 38.5%, in 1995 compared to 1994. The annual average net printing paper selling price increased 30.7% in 1995 from 1994 due to the significant increase in demand for printing papers as well as the Company's ability to offset increased raw material costs, particularly for market pulp, pulp substitutes and wastepaper. The increased demand for printing papers resulted in a 5.9% increase in sales volume in 1995 compared to 1994. Weakening demand resulted in some marginal price decreases during the fourth quarter of 1995. Despite these decreases, the average selling price during the fourth quarter of 1995 was 27.4% higher than the average selling price during the fourth quarter of 1994.

Net tobacco and other specialty paper sales increased $16,154,000, or 11.3%, in 1995 compared to 1994. The Company had a 14.2% increase in tobacco paper sales volume in 1995 over 1994. An increase in worldwide demand for tobacco paper products in general and flax based tobacco papers specifically, and a lack of industry capacity increases allowed the Company to sell more tobacco paper volume and improve its sales mix. These factors also resulted in a slight increase in the average tobacco paper selling price in 1995 compared to 1994. Other specialty paper sales decreased by 3.5% in 1995 compared to 1994 as increased average selling prices were more than offset by a decrease in sales volume.

Increased sales volumes and selling prices led to a significant increase in operating profit in 1995 compared to 1994. Profit from operations, before unusual items, interest income and expense and taxes was $116,501,000 compared to $21,541,000 in 1994. The increase in average selling prices more than offset the increase in cost of products sold resulting in an increase in gross margin from 8.5% in 1994 to 22.7% in 1995. The cost of products sold on a per unit basis increased primarily as a result of higher costs for market pulp, pulp substitutes and wastepaper. These cost increases more than offset (i) the ability of the Company to spread its fixed manufacturing costs over more tons of products manufactured during 1995 compared to 1994, and (ii) the favorable impact of lower depreciation expense of approximately $10,000,000 during 1995 compared to 1994. Increased depreciation expense at the Spring Grove mill, due primarily to the completion of the pulpmill modernization project in the fourth quarter of 1994, was more than offset by a reduction in depreciation at Ecusta in 1995 of approximately $14,400,000 compared to 1994. The decrease in Ecusta's depreciation resulted from the writedown of the net assets of Ecusta in the fourth quarter of 1994.

Selling, general and administrative expenses were $9,157,000 higher in 1995 than in 1994. This increase occurred primarily from higher profit sharing and incentive related expenses during 1995 compared to 1994. Selling, general and administrative expenses were 5.8% and 5.7% of net sales for 1995 and 1994, respectively.

Interest on debt in 1995 increased $3,901,000 over 1994. The Company capitalized $3,066,000 of interest expense in 1994. No interest expense was capitalized during 1995. The increase in interest on debt was also due to a higher variable interest rate on the Company's interest rate swap

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


agreement which has a total notional principal amount of $50,000,000. Interest on short-term borrowings during 1995 was $50,000 less than in 1994. The Company had no short-term borrowings at the end of 1995.

Results by Mill

The Spring Grove mill's profit from operations increased by $56,792,000 in 1995 compared to 1994. Net sales increased $78,426,000 in 1995 compared to 1994 due to a significant increase in sales volume and average selling price. Cost of sales increased primarily due to increased depreciation. Depreciation increased due to the completion of the pulpmill modernization project during the fourth quarter of 1994. This project, undertaken primarily for environmental reasons, resulted in an increase in total pulp production capacity at the mill. The corresponding reduction in volume of purchased market pulp resulted in increased profitability at Spring Grove during 1995.

Profit from operations at the Neenah mill showed an increase of $9,298,000 in 1995 compared to 1994. Net sales increased $42,370,000 in 1995 due to a significant increase in sales volume and average selling price. Neenah's 1995 profit from operations was negatively impacted by a significant increase in the cost of wastepaper. Wastepaper costs decreased during the second half of 1995 and by the end of 1995 had returned to historical levels.

Profit from operations at Ecusta increased $28,870,000 in 1995 compared to 1994. Net sales increased $24,611,000 in 1995, primarily due to an increase in average selling price due to an improved sales product mix and Ecusta's ability to offset increased raw material costs, particularly for market pulp. Ecusta's increase in raw material costs was more than offset through a combination of price increases and by a decrease of approximately $14,400,000 in depreciation costs, due to the writedown of the net assets of Ecusta in the fourth quarter of 1994. Ecusta's profitability was also significantly enhanced through comprehensive cost reduction efforts.

1994 COMPARED TO 1993

Overall demand for the Company's products increased significantly in the second half of 1994, particularly in the fourth quarter, which led to several price increases for certain printing paper grades. Net sales for the year increased $4,793,000 in 1994 over 1993. Net sales in the fourth quarter of 1994 were $19,539,000 higher than in the fourth quarter of 1993.

Printing paper sales decreased $5,646,000 or 1.7% in 1994 compared to 1993. The annual average net printing paper price decreased 1.3% in 1994 from 1993 due to the supply of uncoated free sheet papers exceeding demand during the first half of 1994. Significant increases in demand, particularly in the fourth quarter of 1994, led to price increases for certain printing paper grades. The average net selling price in the fourth quarter of 1994 was 8.6% higher than in the third quarter of 1994 and 4.0% higher than in the fourth quarter of 1993.

Net tobacco and other specialty paper sales increased $10,439,000, or 7.9%, in 1994 compared to 1993. Other specialty paper sales increased 18.9% in 1994 over 1993 with a 16.4% increase in sales volume and a 2.2% increase in average net selling price. Increased competition and cost-cutting measures taken by Ecusta tobacco paper customers put severe pressure on tobacco paper prices.
Aggressive pricing by the Company resulted in a 16.3% increase in tobacco paper sales volume in 1994 over 1993, primarily to export customers, but a 9.7% decrease in average net selling price.

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

Interest on debt in 1994 increased $3,540,000 over 1993. This increase is due primarily to a full year of interest expense in 1994 related to the Company's March 1993 issuance of $150,000,000 principal amount of its 5 7/8% Notes and an increase in interest expense related to short-term borrowings in 1994. In addition, during the third quarter of 1994, the Company ceased capitalizing interest on expenditures relating to the Spring Grove pulpmill modernization project, resulting in a significant increase in net interest expense.

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

Profit from operations at Ecusta declined $14,844,000 in 1994 compared to 1993 resulting in an operating loss for the year. Net sales increased $3,737,000 in 1994 as an 8.0% increase in sales volume was offset somewhat by a 5.4% decrease in average net selling price. Ecusta's profit from operations was most negatively impacted by a sharp increase in the cost of purchased pulp and its inability to pass the increased costs onto its customers, particularly tobacco paper customers, due to severe competitive pressures.

1994--UNUSUAL CHARGES

During 1994, the Company closely monitored the Ecusta Division and continued its efforts to maximize utilization of Ecusta's assets by attempting to direct sales volume to its more profitable grades and by controlling costs. Despite these efforts, Ecusta experienced a 1994 operating loss before an unfavorable LIFO inventory charge, unusual items, interest expense and taxes of $4,921,000. Ecusta continued to be negatively impacted by the continuing trend of declining domestic tobacco consumption, a trend which was expected to continue. Increased competition for foreign tobacco paper sales also negatively impacted Ecusta's profitability.

Based on 1994 Ecusta operating results, which indicated that market conditions were unlikely to improve significantly in the near future, the Company determined that its efforts to return Ecusta to an acceptable level of profitability would not be successful. As a result, the Company decided to evaluate other strategic alternatives. As part of its consideration of such alternatives, the Company solicited offers to buy the Ecusta Division during the fourth quarter of 1994. In January 1995, the Company rejected all offers which it received to buy the Ecusta Division because the offers were less than the Company's valuation of the net assets. Nevertheless, as a result of these offers, as well as the Company's revised valuation of the net assets of Ecusta, the Company concluded that the fair value of the net assets was less than the book value. Accordingly, during the fourth quarter of 1994, the net assets of Ecusta were written down to fair value, resulting in a $198,189,000 charge to pre-tax earnings. This writedown had no cash impact on the Company.

The Company concluded that asset impairment recognition was required as the revised projected undiscounted future cash flows of the Ecusta Division were less than the carrying value. In developing the revised projections, the Company considered 1994 actual results and the Company's conclusions concerning future market conditions and the resulting impact on prices. To determine the fair value of the Ecusta Division's net assets, the Company projected the present value of future cash flows using a 13% discount rate. The resulting fair value, which exceeded the offers received, was used to determine the amount of the writedown. The writedown of Ecusta's net assets reduced depreciation expense in 1995 by approximately $14,400,000 and will result in reduced depreciation in subsequent periods by declining amounts.

During the fourth quarter of 1994, the Company also identified impaired assets at its Spring Grove and Neenah mills, resulting in a pre-tax charge of $10,760,000. This writedown primarily related to solid waste disposal assets, specifically, a sludge combustor at the Neenah mill and an unused landfill at the Spring Grove mill. During the fourth quarter of 1994, the Company identified more economical means, acceptable to the appropriate environmental agencies, by which to dispose of its solid waste at these locations and concluded that the significant additional expenditures necessary to make the assets operational were not prudent, resulting in unusable assets.

FINANCIAL CONDITION

Liquidity

During 1995, the Company's cash and cash equivalents increased by $15,751,000. This increase in cash and cash equivalents was due to cash generated by operations of $115,751,000 which was largely offset by $32,493,000 for the funding of capital-related projects, the payment of $30,839,000 for dividends, the repayment of $24,100,000 of short-term bank borrowings and the purchase of $19,078,000 of common stock for the treasury.

The Company expects to meet all its near-term and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit.

The Company's interest rate risk is limited to its level of variable rate borrowings. In March 1993, the Company issued $150,000,000 principal amount of its 5 7/8% Notes and immediately entered into an interest rate swap agreement having a total notional principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5 7/8% and pays a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six month intervals. The floating rate is 6.50625% for the six month period ending February 29, 1996. Although the Company can pay to terminate the swap agreement at any time, the Company intends to hold the swap agreement until its March 1, 1998 maturity. The cost to the Company to terminate the agreement fluctuates with prevailing market interest rates. As of December 31, 1995, the cost to terminate the swap agreement was approximately $200,000.

Capital Resources

During 1995, the Company expended $32,493,000 for capital projects including $6,716,000 relating to projects completed during 1994. Most of these expenditures were for maintenance-related capital; however, approximately $5,000,000 was expended for environmental capital projects and approximately $6,000,000 was expended for the Spring

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


Grove mill's pulpmill modernization project and turbine generator installation. These projects were both completed in the fourth quarter of 1994. Capital spending in 1996 is expected to increase as certain projects originally planned to begin in 1995 are now expected to commence during 1996.

ENVIRONMENTAL MATTERS

The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital expenditures will continue and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

EFFECTS OF CHANGING PRICES

The moderate levels of inflation during recent years have not had a material effect on the Company's net sales, revenues or income from operations. Although the replacement cost of assets increases during inflationary periods, earnings and adequate cash flow may be maintained through an increase in selling prices.



Statements regarding the Registrant's expectations as to demand for its products in 1996 and certain other information presented in this Annual Report on Form 10-K constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results will not differ materially from its expectations. Factors which could cause actual results to differ from expectations include a significant change in economic growth, changes to paper production capacity, the gain or loss of significant customers, costs and availability of raw materials, changes in government policy or regulation and costs and other effects related to environmental matters.

Item 8.          Financial Statements and Supplementary Data.

            CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

(in thousands except per share amounts)                                  1995                 1994                1993
-------------------------------------------------------------------------------------------------------------------------
NET SALES                                                               $623,709             $478,302            $473,509
OTHER INCOME:
  Interest on investments and other--net                                   1,376                  998               2,873
  Energy sales--net                                                        9,455                5,645               5,602
  Gain from property dispositions, etc.--net                               1,852                2,558                  21
                                                                  --------------       --------------      --------------
     Total                                                               636,392              487,503             482,005
                                                                  --------------       --------------      --------------
COSTS AND EXPENSES:
  Cost of products sold                                                  482,139              437,745             399,252
  Selling, administrative and general expenses                            36,376               27,219              31,317
  Interest on debt (Notes 1(h) and 13)                                    10,265                6,364               2,824
                                                                  --------------       --------------      --------------
                                                                         528,780              471,328             433,393
  Unusual items (Notes 2 and 3)                                               --              208,949              13,229
                                                                  --------------       --------------      --------------
     Total costs and expenses                                            528,780              680,277             446,622
                                                                  --------------       --------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  ACCOUNTING CHANGES                                                     107,612             (192,774)             35,383
                                                                  --------------       --------------      --------------
INCOME TAX PROVISION (CREDIT) (Note 9):
  Current                                                                 18,123                  526               8,167
  Deferred                                                                23,661              (75,049)              3,220
  Impact of federal tax rate change                                           --                   --               3,587
                                                                  --------------       --------------      --------------
     Total                                                                41,784              (74,523)             14,974
                                                                  --------------       --------------      --------------
INCOME (LOSS) BEFORE ACCOUNTING CHANGES                                   65,828             (118,251)             20,409
ACCOUNTING CHANGES (Note 1(i))                                                --                   --              (4,193)
                                                                  --------------       --------------      --------------
NET INCOME (LOSS)                                                         65,828             (118,251)             16,216
RETAINED EARNINGS AT BEGINNING OF YEAR                                   396,635              545,770             560,388
                                                                  --------------       --------------      --------------
     TOTAL                                                               462,463              427,519             576,604
CASH DIVIDENDS DECLARED:
  Common stock (per share: 1995, $.70; 1994, $.70;
    1993, $.70) and preferred stock (Note 4)                              30,701               30,884              30,834
                                                                  --------------       --------------      --------------
RETAINED EARNINGS AT END OF YEAR                                        $431,762             $396,635            $545,770
                                                                  ==============       ==============      ==============

INCOME (LOSS) PER COMMON SHARE (Notes 1(b) and 4):
  Income (loss) before accounting changes                               $   1.49             $  (2.67)           $    .46
  Impact of accounting changes                                                --                   --                (.09)
                                                                  --------------       --------------      --------------
  Net income (loss)                                                     $   1.49             $  (2.67)           $    .37
                                                                  ==============       ==============      ==============

See notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

                           DECEMBER 31, 1995 AND 1994

(in thousands except share information)                                                        1995                1994
-------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1(c))                                                      $ 18,864            $  3,133
  Marketable securities (Note 1(f))                                                               111                 111
  Accounts receivable (less allowance for doubtful accounts:
    1995, $1,979; 1994, $1,850)                                                                52,052              48,912
  Inventories (Note 1(d))                                                                      87,078              81,831
  Prepaid expenses                                                                              2,318               1,382
                                                                                       --------------     ---------------
       Total current assets                                                                   160,423             135,369
                                                                                       --------------     ---------------
PLANT, EQUIPMENT AND TIMBERLANDS--NET
  (Notes 1(e), 1(h), 2 and 10)                                                                451,461             460,420
OTHER ASSETS (Notes 1(f) and 7)                                                                61,223              55,021
                                                                                       --------------     ---------------
         Total                                                                               $673,107            $650,810
                                                                                       ==============     ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank borrowings (Note 13)                                                       $     --            $ 24,100
  Accounts payable                                                                             34,623              44,309
  Dividends payable                                                                             7,597               7,735
  Federal, state and local taxes                                                                  235               2,489
  Accrued compensation, other expenses and deferred
    income taxes                                                                               41,553              25,639
                                                                                       --------------     ---------------
       Total current liabilities                                                               84,008             104,272
                                                                                       --------------     ---------------
LONG-TERM DEBT (Note 13)                                                                      150,000             150,000
DEFERRED INCOME TAXES (Notes 1(g), 1(i) and 9)                                                 80,682              60,313
OTHER LONG-TERM LIABILITIES (Notes 6 and 8)                                                    43,011              40,491
COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)
SHAREHOLDERS' EQUITY (Notes 4, 5 and 6):
  Capital Stock:
     Common, $.01 par value; authorized--120,000,000 shares;
       issued (including shares in treasury: 1995, 10,926,668;
       1994, 10,162,151)--54,361,980 shares                                                       544                 544
  Capital in excess of par value                                                               40,921              39,838
  Retained earnings                                                                           431,762             396,635
                                                                                       --------------     ---------------
       Total                                                                                  473,227             437,017
  Less cost of common stock in treasury                                                      (157,821)           (141,283)
                                                                                       --------------     ---------------
  Shareholders' equity                                                                        315,406             295,734
                                                                                       --------------     ---------------
         Total                                                                               $673,107            $650,810
                                                                                       ==============     ===============


See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

(in thousands)                                                             1995                 1994                1993
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                       $ 65,828            $(118,251)          $  16,216
Unusual item--writedown of impaired assets                                    --              208,949                  --
Accounting changes                                                            --                   --               4,193
Items included in net income (loss) not using
 (providing) cash:
  Depreciation and depletion                                              32,599               42,906              38,132
  Expense related to employee stock purchase plans                           975                  814                 855
  Gain on disposition of fixed assets                                       (476)                (345)               (541)
Changes in assets and liabilities:
  Accounts receivable                                                     (3,140)             (14,572)              4,200
  Inventories                                                             (5,247)              11,459             (10,507)
  Other assets and prepaid expenses                                       (9,999)             (11,116)            (10,919)
  Accounts payable, accrued compensation, other
     expenses, deferred income taxes and other
     long-term liabilities                                                17,096                 (950)              7,057
  Federal, state and local taxes                                          (2,254)              (2,383)             (3,403)
  Deferred income taxes--noncurrent                                       20,369              (70,196)                 97
                                                                  --------------      ---------------   -----------------
Net cash provided by operating activities                                115,751               46,315              45,380
                                                                  --------------      ---------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) or maturity of investments--net                            2,861               22,073             (27,184)
Proceeds from disposal of fixed assets                                       987                1,569               1,841
Additions to plant, equipment and timberlands                            (25,777)             (83,499)           (112,820)
Increase (decrease) in liabilities related to
  fixed asset acquisitions                                                (6,716)               1,860               1,705
                                                                  --------------      ---------------   -----------------
Net cash used in investing activities                                    (28,645)             (57,997)           (136,458)
                                                                  --------------      ---------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds of long-term debt issuance                                           --                   --             150,000
Borrowing (repayment) of short-term debt--net                            (24,100)              24,100             (10,100)
Dividends paid                                                           (30,839)             (30,847)            (30,847)
Purchases of common and preferred stock                                  (19,078)                  --              (4,281)
Employees' contribution--common stock issued under
  employee benefit plans                                                   2,642                2,380               2,395
                                                                  --------------      ---------------   -----------------
Net cash provided by (used in) financing activities                      (71,375)              (4,367)            107,167
                                                                  --------------      ---------------   -----------------
Net increase (decrease) in cash and cash equivalents                      15,731              (16,049)             16,089
CASH AND CASH EQUIVALENTS:
At beginning of year                                                       3,133               19,182               3,093
                                                                  --------------      ---------------   -----------------
At end of year                                                          $ 18,864            $   3.133           $  19,182
                                                                  ==============      ===============   =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Interest (net of amount capitalized)                                  $ 10,366            $   5,832           $     155
  Income taxes                                                            21,571                2,899              11,716


See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations and Principles of Consolidation
P. H. Glatfelter Company and subsidiaries are principally manufacturers of printing papers and tobacco and other specialty papers. Headquartered in Spring Grove, Pennsylvania, the Company's paper mills are located in Spring Grove, Pisgah Forest, North Carolina and Neenah, Wisconsin. The Pisgah Forest mill is also known as the Ecusta Division. The Company's products are marketed in most parts of the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents, or direct to customers. The accounts of the Company and its wholly-owned, significant subsidiaries are included in the consolidated financial statements. All intercompany transactions have been eliminated.

(b) Income (Loss) per Common Share
Net income (loss) per share of common stock is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (Note 6) outstanding during each year.

The 1994 net loss per share of common stock of $2.67, as presented in the Consolidated Statements of Income and Retained Earnings, reflects the negative impact of the writedown of impaired assets (Note 2). The 1993 net income per share of common stock of $.37, as presented in the Consolidated Statements of Income and Retained Earnings, reflects the negative impact of adopting certain Statements of Financial Accounting Standards (Note 1(i)), rightsizing and restructuring charges (Note 3) and the increase in the federal corporate income tax rate from 34% to 35% (Note 9). The 1994 and 1993 net income per share of common stock, exclusive of these items, would have been $.22 and $.73, respectively. There were no such items recorded in 1995. A reconciliation of these amounts follows:

                                   1995                1994                1993
                                 -------             --------            -------
Net income (loss)
  per share of common
  stock reported                   $1.49              $(2.67)               $.37
After tax impact of:
  Writedown of
     impaired assets                  --                2.89                  --
  Rightsizing and
     restructuring charges            --                  --                 .19
  Accounting changes                  --                  --                 .09
  Increase in federal
     corporate income
     tax rate                         --                  --                 .08
                              ----------           ---------           ---------
     Net income per
       share of common
       stock exclusive of
       the above items             $1.49              $  .22                $.73
                              ==========           =========           =========

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

(d) Inventories
Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories are valued using the last-in, first-out
(LIFO) method, and the supplies inventory is valued principally using the average cost method. Inventories at December 31 are summarized as follows:

                                                    1995                1994
                                                 -----------         -----------
                                                         (in thousands)
Raw materials                                        $25,577             $28,894
In-process and finished                               30,821              24,202
Supplies                                              30,680              28,735
                                                 -----------         -----------
     Total                                           $87,078             $81,831
                                                 ===========         ===========

If the Company had valued all inventories using the average cost method, inventories would have been $14,563,000 and $8,488,000 higher than reported at December 31, 1995 and 1994, respectively. During 1994, the Company liquidated certain LIFO inventories. The effect of the liquidation did not have a significant impact on net income. If the Company had valued all inventories using the average cost method in 1993, net income would not have been significantly different than that reported.

At December 31, 1995 and 1994, the value of the above inventories exceeded inventories for income tax purposes by approximately $23,000,000 and $24,200,000, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


Plant, equipment and timberlands accounts are summarized as follows:

                                                   1995                1994
                                              --------------      --------------
                                                          (in thousands)
Land and buildings                                  $110,348            $109,253
Machinery and equipment                              847,535             838,416
Other                                                 27,557              26,855
Less accumulated
  depreciation (Note 2)                             (557,075)           (535,074)
                                              --------------      --------------
Total                                                428,365             439,450
Construction in progress                               6,220               4,207
Timberlands, less depletion                           16,876              16,763
                                              --------------      --------------
  Plant, equipment
    and timberlands--net                            $451,461            $460,420
                                              ==============      ==============

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

Long-term investments, which are due ratably over a 19-year period and are classified as held-to-maturity, are included in other assets in the Consolidated Balance Sheets at December 31, 1995 and 1994. The investments consist of approximately $13,200,000 and $16,000,000 in U. S. Treasury and government obligations at December 31, 1995 and 1994, respectively. The estimated fair market value of the investments in such securities approximated the amortized cost, and therefore, there were no significant unrealized holding gains or losses as of December 31, 1995 and 1994. Investments in equity securities of $111,000, classified as available-for-sale, are reported as marketable securities on the Consolidated Balance Sheets at December 31, 1995 and 1994. The fair market value for such securities approximates cost.

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

(h) Capitalized Interest
The Company capitalizes interest incurred in connection with qualified additions to property. The Company capitalized $3,066,000 and $4,138,000 of interest in 1994 and 1993, respectively. The Company did not capitalize any interest in 1995.

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

SFAS No. 106                                                        $ 12,850,000
SFAS No. 112                                                           1,967,000
SFAS No. 109                                                         (10,624,000)
                                                            --------------------
                                                                    $  4,193,000
                                                            ====================

SFAS No. 106 requires recognition of the cost of retiree health and insurance benefits during an employee's active service. The cumulative effect, as of January 1, 1993, of the adoption of SFAS No. 106 was a one-time charge for postretirement health care costs of $20,900,000 which, after deferred income tax benefits of $8,050,000, resulted in a 1993 first quarter net charge of $12,850,000.

The Company had previously recognized the cost of postretirement benefits in the period benefits were paid. The effect of this change in accounting for the years ended December 31, 1995, 1994 and 1993, was an additional pre-tax expense of approximately $950,000, $300,000 and $770,000, respectively.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


(j) Fair Market Value of Financial Instruments
The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, trade receivables, other assets and long-term debt approximate fair value.

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

(l) Statement of Financial Accounting Standards Pending Adoption
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). SFAS No. 123 defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

Under SFAS No. 123, the Company is permitted to continue to account for employee stock-based transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), but would be required to disclose in a note to the consolidated financial statements pro forma net income and income per share information as if the Company had applied the new method of accounting. SFAS No. 123 also requires increased disclosures for stock-based compensation arrangements regardless of the method chosen to measure and recognize compensation for employee stock-based arrangements.

The Company has determined that it will continue to account for such transactions under APB No. 25 and will provide the disclosures required by SFAS No. 123 during the year ending December 31, 1996.

(m) Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable based upon currently available facts and known circumstances but recognizes that actual results may differ from those estimates and assumptions. Such differences, if any, are not expected to have a material impact on the Company's financial condition, results of operations or liquidity.


2. WRITEDOWN OF IMPAIRED ASSETS (UNUSUAL ITEMS)

During the fourth quarter of 1994, the Company recognized a noncash, pre-tax writedown of impaired assets of $208,949,000. Of this amount, $198,189,000 related to the pre-tax writedown of the Company's Ecusta Division to its fair value primarily due to writedowns related to property, plant and equipment of $189,441,000 and inventory of $6,406,000.

The Company concluded that asset impairment recognition was required as the revised projected undiscounted future cash flows of the Ecusta Division were less than the carrying value. In developing the revised projections, the Company considered 1994 actual results and the Company's conclusions concerning future market conditions and the resulting impact on prices. To determine the fair value of the Ecusta Division's net assets, the Company projected the present value of future cash flows using a 13% discount rate. The resulting fair value was used to determine the amount of the writedown.

During the fourth quarter of 1994, the Company also identified impaired property and equipment at its Spring Grove, Pennsylvania and Neenah, Wisconsin mills, resulting in a pre-tax charge of $10,760,000. This writedown primarily related to solid waste disposal assets, specifically, a sludge combustor at the Neenah mill and an unused landfill at the Spring Grove mill. During the fourth quarter of 1994, the Company identified more economical means, acceptable to the appropriate environmental agencies, by which to dispose of its solid waste at these locations and concluded that the significant additional expenditures necessary to make the assets operational were not prudent, resulting in unusable assets.

The aggregate after tax impact of this writedown in 1994 was $127,981,000, or $2.89 per common share.


3. RIGHTSIZING AND RESTRUCTURING (UNUSUAL ITEMS)

During 1993, the Company incurred net unusual charges of $13,229,000 including rightsizing and restructuring costs of $16,363,000, partially offset by a gain of $1,492,000 on the disposal of its Ecusta Division's airplane and a credit of $1,642,000 resulting from the updating of estimates relating to SFAS No. 106, subsequent to its adoption on January 1, 1993. The charges primarily include provisions for the accelerated pension, stock awards and postretirement benefit costs of early retirements and other terminations in the second quarter of 1993 and other one-time net costs relating to the rightsizing and restructuring of the Company's operations. The rightsizing and restructuring, which was completed during 1993, resulted in the early retirement of 156 employees and a reduction in annual salaries, wages and benefits of approximately $7,500,000. The after tax impact of these charges was $8,430,000 or $.19 per common share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


4. CAPITAL STOCK

A summary of the number of shares of common stock outstanding follows:

                              1995                1994                1993
                        ----------------    ----------------    ----------------
Balance at
  beginning
  of year                     44,199,829          43,987,328          44,057,273
Delivery of
  treasury
  shares:
     Employee
       stock
       purchase
       plans                     160,241             197,489             186,955
     Restricted
       common
       stock
       award plan
       (Note 6)                       --              15,012                  --
     Employee
       401(k)
       plan
       (Note 7)                   14,688                  --                  --
     Employee
       stock
       options
       exercised
       (Note 6)                   39,025                  --                  --
Shares received
  for stock
  options
  exercised
  (Note 6)                       (22,271)                 --                  --
Purchase
  of stock for
  treasury                      (956,200)                 --            (256,900)
                       -----------------   -----------------   -----------------
Balance at end
  of year                     43,435,312          44,199,829          43,987,328
                       =================   =================   =================

Under the employee stock purchase plans, eligible hourly employees may acquire shares of the Company's common stock at its fair market value. Employees may contribute up to 10% of their compensation, as defined, and the Company may contribute, as specified in the plans, amounts up to 15% of the employee's contribution but not more than 3% of the employee's compensation, as defined. Effective October 1, 1995, the Company replaced the employee stock purchase plan for salaried employees with a 401(k) plan (Note 7).

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


5. CAPITAL IN EXCESS OF PAR VALUE

A summary of changes in capital in excess of par value follows:

                                 1995               1994                1993
                             ------------       ------------        ------------
                                               (in thousands)
Balance at beginning
  of year                        $39,838             $39,323             $38,633
Excess of
  compensation value
  net of tax benefits
  over average cost
  of treasury shares
  delivered for stock
  awards and
  options (Note 6)                   128                  67                  --
Excess of market value
  over average cost of
  treasury shares
  delivered under
  employee stock
  purchase plans
  (Note 4)                           899                 448                 656
Excess of market value
  over average cost of
  treasury shares
  delivered under the
  401(k) plan (Note 7)                56                  --                  --
Excess of par value
  over cost of preferred
  shares redeemed                     --                  --                  34
                            ------------        ------------        ------------
Balance at end of year           $40,921             $39,838             $39,323
                            ============        ============        ============


6. KEY EMPLOYEE LONG-TERM INCENTIVE PLAN
   AND RESTRICTED COMMON STOCK AWARD PLAN

On April 22, 1992, the holders of common stock approved the 1992 Key Employee Long-Term Incentive Plan ("1992 Plan") which authorizes the issuance of up to 3,000,000 shares of the Company's common stock to eligible participants. The 1992 Plan provides for incentive stock options, non-qualified stock options, restricted stock awards, performance shares and performance units. The Company's 1988 Restricted Common Stock Award Plan ("1988 Plan") was simultaneously amended to provide that no further awards of common shares may be made thereunder.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


The following summarizes the activity of non-qualified stock options granted to purchase an equivalent number of shares of common stock for the years ended December 31, 1993, 1994 and 1995:

                                                                         Exercise
                                                                          Price
                                                    Options               Range
                                                   ----------            --------
Balance, January 1, 1993                                  --                  --
  Options granted                                    940,000              $   18
  Options canceled                                   (16,000)                 18
                                                  ----------
Balance, December 31, 1993                           924,000                  18
  Options granted                                    246,000                  15
  Options canceled                                   (55,000)              15-18
                                                  ----------
Balance, December 31, 1994                         1,115,000               15-18
  Options granted                                    229,660                  18
  Options exercised                                  (39,025)              15-18
  Options canceled                                   (69,725)              15-18
                                                  ----------
Balance, December 31, 1995                         1,235,910              $15-18
                                                  ==========

There were 556,362 and 389,000 exercisable options as of December 31, 1995 and 1994, respectively. An additional 275,484 options became exercisable as of January 1, 1996. Options typically become exercisable for 25% of the shares of common stock issuable on exercise thereof, beginning January 1 of the year following the date of grant, assuming six months has passed, with options for an additional 25% of such shares becoming exercisable on January 1 of each of the next three years. Options not exercisable under this schedule are exercisable six months from the date of grant. All options expire on the earlier of termination of employment or ten years from the date of grant.

The exercise price represents the fair market value of the Company's common stock on the date of grant, or the average fair market value of the Company's common stock on the first day before and after the date of grant for which fair market value information was available if such information was not available on the date of grant. The exercise prices presented above are rounded to the nearest dollar.

On January 1, 1996, the Company granted to certain key employees non-qualified options to purchase an aggregate of 110,030 shares of common stock. Subject to certain conditions, these stock options are exercisable for 25% of such shares beginning on January 1, 1997 and an additional 25% of such shares beginning on January 1 of each of the next three years. The stock options, which expire on December 31, 2005, were granted at an exercise price of $17.16 per share, representing the average fair market value of the Company's common stock on Friday, December 29, 1995 and Tuesday, January 2, 1996.

On May 1, 1995 and January 1, 1996, the Company awarded 59,260 and 44,860 shares, respectively, subject to certain conditions, to certain key employees to be issued in whole or in part depending on the Company's degree of success in achieving certain financial performance goals during defined four-year performance periods. The May 1, 1995 and January 1, 1996 awards are for the performance periods ending December 31, 1998 and 1999, respectively, and if earned will be distributed the following year. Compensation expense is recognized over the performance period and is affected by the likelihood of achieving the performance goals and the fair value of the Company's common stock at the end of each reporting period. The Company expensed $186,000 related to these awards in 1995.

During 1988 and 1991, 755,000 and 76,000 shares of common stock, respectively, were awarded under the 1988 Plan. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified period of time. Compensation expense equal to the fair market value of awarded shares on the award date is recognized over the period from the award date to the date the forfeiture provisions lapse. The Company may reduce the number of shares otherwise required to be delivered by an amount which would have a fair market value equal to the taxes withheld by the Company on delivery. The Company may also, at its sole discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be required to be delivered. In conjunction with the Company's rightsizing and restructuring in 1993 (Note 3), the vesting dates were accelerated to 1993 for 120,000 shares and to 1994 for 28,000 shares.

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


7. RETIREMENT PLANS

The Company and its subsidiaries have trusteed, noncontributory defined benefit pension plans covering substantially all of their employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding met the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $6,623,000, $6,082,000 and $4,205,000 was recognized in 1995, 1994 and 1993, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


As discussed in Note 3, during 1993, the Company incurred rightsizing and restructuring costs, including provisions for the costs of termination benefits. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the Company recognized a charge of $7,978,000 in 1993 related to early retirement termination benefits.

The following table sets forth the status of the Company's defined benefit pension plans at December 31, 1995 and 1994:

                                                                   1995                                    1994
                                                 --------------------------------------- ---------------------------------------
                                                     Overfunded          Underfunded          Overfunded          Underfunded
                                                        Plans               Plans               Plans                Plans
                                                  ----------------    ------------------   ----------------   ------------------
Actuarial present value of accumulated                                            (in thousands)
  benefit obligation:
  Vested employees                                      $(122,716)            $(10,347)          $ (93,293)           $(25,431)
  Nonvested employees                                      (7,352)                (622)             (4,891)             (2,413)
                                                  ---------------         ------------    ----------------        ------------
      Total                                             $(130,068)            $(10,969)          $ (98,184)           $(27,844)
                                                  ===============         ============    ================        ============

Projected benefit obligation for services
  rendered to date                                      $(145,766)            $(11,936)          $(112,776)           $(28,750)
Plan assets at fair value (primarily stocks,
  bonds and cash equivalents)                             289,772                   --             210,584              16,713
                                                  ---------------         ------------    ----------------        ------------
Plan assets in excess of (less than)
  projected benefit obligation                            144,006              (11,936)             97,808             (12,037)
Unrecognized net (gain) loss from past
  experience different from that assumed                  (80,824)               1,302             (42,071)              1,011
Unrecognized prior service cost                             9,978                   --               7,969               2,801
Unrecognized net (asset) liability at January 1           (17,014)               2,639             (19,127)              3,028
                                                  ---------------         ------------    ----------------        ------------
      Prepaid (accrued) pension cost                    $  56,146             $ (7,995)          $  44,579            $ (5,197)
                                                  ===============         ============    ================        ============


Net pension income, excluding unusual charges, includes the following components:

                                                                              1995                1994                 1993
                                                                          ------------        ------------          ----------
                                                                                             (in thousands)
Service cost--benefits earned during period                                   $ (3,671)           $ (3,572)            $(3,462)
Interest cost on projected benefit obligation                                  (10,951)            (10,361)             (9,529)
Actual return on plan assets                                                    68,583               2,676              21,938
Net amortization and deferral                                                  (47,338)             17,339              (4,742)
                                                                          ------------        ------------         -----------
      Net pension income                                                      $  6,623            $  6,082             $ 4,205
                                                                          ============        ============         ===========

The assumptions used in computing the information above were as follows:

                                                                                  1995                1994               1993
                                                                                --------            --------            -------
Discount rate--pension expense                                                    8.0%                8.0%                7.5%
Expected long-term rate of return on plan assets                                  8.5%                8.5%                8.5%
Discount rate--projected benefit obligation                                       7.5%                8.0%                7.0%
Future compensation growth rate                                                   3.5%                3.5%                3.5%

Effective October 1, 1995, the Company established a 401(k) plan for all salaried employees. Salaried employees may contribute up to 15% of their compensation to the plan, subject to certain restrictions. The Company will contribute up to 50% of the employee's contribution, but not more than 3% of the employee's compensation, as defined, in the form of shares of the Company's common stock into the Company stock fund maintained under the 401(k) plan. During 1995, the Company contributed shares of its common stock valued at $235,000 to the 401(k) plan.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


8. OTHER POSTRETIREMENT BENEFITS

The Company provides certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. As discussed in Note 1(i), the Company adopted SFAS No. 106, effective January 1, 1993. The plan is not funded; claims are paid as incurred.

The following table sets forth the plan's status as of December 31:

                                                     1995                1994
                                                  -----------        -----------
                                                            (in thousands)
Retirees                                              $ 9,753            $10,137
Fully eligible active plan
  participants                                          4,718              4,705
Other active plan participants                         13,860             14,742
                                                  -----------        -----------
Accumulated postretirement
  benefit obligation                                   28,331             29,584
Unrecognized net loss                                  (5,970)            (6,672)
Unrecognized prior service cost                         1,506                 --
                                                  -----------        -----------
      Accrued postretirement
        benefit cost                                  $23,867            $22,912
                                                  ===========        ===========

Net periodic postretirement benefit cost includes the following components:

                                  1995                1994                1993
                               ----------           ---------          ----------
                                                 (in thousands)
Service cost                      $  730               $  585             $  586
Interest on accumulated
  benefit obligation               2,171                1,740              1,587
Net amortization
  and deferral                       112                   20                 --
                               ---------            ---------          ---------
      Net periodic post-
        retirement
        benefit cost              $3,013               $2,345             $2,173
                               =========            =========          =========

The Company assumes an increase in the per capita cost of covered health benefits of 9% for 1996 decreasing ratably to 5.5% in 2000. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.5% in 1995, 8.0% in 1994 and 7.0% in 1993. If the health care cost trend rate increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1995 would have been approximately $2,248,000 greater and the net periodic postretirement benefit cost would have been approximately $275,000 greater.


9. INCOME TAXES

Income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

During 1993, federal tax legislation was enacted that significantly changed the income tax provisions for the Company. The principal provision of the law affecting the Company was an increase in the federal corporate income tax rate from 34% to 35%. Current payable and deferred tax liabilities were increased by $226,000 and $3,361,000, respectively, as a result of the law change. As a result, income tax expense from continuing operations for 1993 was increased by $3,587,000, causing a reduction in net income by the same amount and a reduction to earnings per share of $.08.

The Company has a federal alternative minimum tax credit carryforward of $5,090,000 which has no expiration period.

The following table sets forth the domestic and foreign components of pre-tax income (loss):

                                1995                 1994                1993
                           -------------        -------------        -----------
                                                (in thousands)
United States                   $104,989            $(194,512)           $33,388
Foreign                            2,623                1,738              1,995
                           -------------        -------------        -----------
      Total pre-tax
        income (loss)           $107,612            $(192,774)           $35,383
                           =============        =============        ===========

The income tax provision (credit) consists of the following:

                                 1995                1994                1993
                             ------------        ------------        -----------
                                                (in thousands)
Current:
  Federal                        $15,851             $   (202)           $ 6,423
  State                            1,711                   --              1,060
  Foreign                            561                  728                684
                             -----------         ------------        -----------
  Total current tax
    provision                     18,123                  526              8,167
                             -----------         ------------        -----------
Deferred:
  Federal                         20,234              (67,446)             2,583
  State                            3,823               (7,515)               762
  Foreign                           (396)                 (88)              (125)
                             -----------         ------------        -----------
  Total deferred
    tax provision
    (credit)                      23,661              (75,049)             3,220
                             -----------         ------------        -----------
Impact of federal tax
  rate change                         --                   --              3,587
                             -----------         ------------        -----------
  Total income
    tax provision
    (credit)                     $41,784             $(74,523)           $14,974
                             ===========         ============        ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


The net deferred tax amounts reported on the Company's Consolidated Balance Sheets as of December 31 are as follows:

                                                             1995                                                 1994
                             -----------------------------------------------------------------------          -----------
                               Federal              State              Foreign             Total                 Total
                             -----------         -----------         -----------       -------------          -----------
                                                          (in thousands)
Current liability                $ 3,965              $   743               $ --           $   4,708              $ 1,416
Long-term liability               67,083               13,046                553              80,682               60,313

The following are components of the net deferred tax balances as of December
31:

                                                             1995                                                 1994
                             -----------------------------------------------------------------------          -----------
                               Federal               State              Foreign             Total                 Total
                             -----------          -----------           --------       -------------          -----------
                                                          (in thousands)
Deferred tax assets:
  Current                        $ 3,639              $   681               $ --            $  4,320              $10,439
  Long-term                       22,721                3,384                 --              26,105               19,706
                             -----------          -----------            -------       -------------          -----------
                                 $26,360              $ 4,065               $ --            $ 30,425              $30,145
                             ===========          ===========            =======       =============          ===========

Deferred tax liabilities:
  Current                        $ 7,604              $ 1,424               $ --            $  9,028              $11,855
  Long-term                       89,804               16,430                553             106,787               80,019
                             -----------          -----------            -------       -------------          -----------
                                 $97,408              $17,854               $553            $115,815              $91,874
                             ===========          ===========            =======       =============          ===========

The tax effects of temporary differences as of December 31 are as follows:

                                                                        1995                 1994
                                                                 ---------------         -----------
Deferred tax assets:                                                          (in thousands)
  Reserves                                                              $  6,570             $ 7,416
  Compensation                                                             7,678               6,875
  Postretirement benefits                                                  9,308              10,542
  Federal alternative minimum tax credit                                   5,090               3,700
  Other                                                                    1,779               1,612
                                                                 ---------------         -----------
                                                                        $ 30,425             $30,145
                                                                 ===============         ===========

Deferred tax liabilities:
  Property                                                              $ 85,640             $60,438
  Pension                                                                 18,363              14,696
  Inventories                                                              8,961              11,838
  Other                                                                    2,851               4,902
                                                                 ---------------         -----------
                                                                        $115,815             $91,874
                                                                 ===============         ===========

A reconciliation between the provision (credit) for income taxes, computed by applying the statutory federal income tax rate of 35% to income (loss) before income taxes, and the actual provision (credit) for income taxes follows:

                                                                         1995                1994                 1993
                                                                     -----------         ------------         -----------
                                                                                        (in thousands)
Federal income tax provision (credit) at statutory rate                  $37,664            $(67,471)             $12,384
State income taxes, net of federal income tax benefit (provision)          4,201             (10,043)               1,156
Tax effect of exempt earnings of foreign sales corporation                  (422)                (19)                (218)
SFAS No. 109 impact of rate increase--Federal                                 --                  --                2,977
SFAS No. 109 impact of rate increase--State                                   --               2,645                   --
Other                                                                        341                 365               (1,325)
                                                                     -----------        ------------          -----------
  Actual provision (credit) for income taxes                             $41,784            $(74,523)             $14,974
                                                                     ===========        ============          ===========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES


10. COMMITMENTS AND CONTINGENCIES

The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital expenditures will continue and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Company does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills, any other environmental-related obligations it will incur or the limitations which environmental compliance may place on its operations.

The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property damage liability cannot be ascertained with any certainty due, among other things, to the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Company continues to evaluate its exposure and the level of its reserves. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

During 1995, the Company expended approximately $5,000,000 in environmental capital projects exclusive of approximately $4,000,000 in final payments related to the $171,000,000 Spring Grove pulp mill modernization project. The Company estimates that $3,000,000 and $8,000,000 will be expended for environmental capital projects in 1996 and 1997, respectively.


11. LEGAL PROCEEDINGS

The Company is involved in various lawsuits. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that such lawsuits will have a material adverse effect on the Company's financial position, results of operations or liquidity.


12. SIGNIFICANT CUSTOMER AND FOREIGN SALES

The Company sells a significant portion of its printing and writing papers through wholesale paper merchants. During 1994, two of the Company's wholesale paper merchants merged into one company, and as a result, during 1995 and 1994, this customer accounted for 13.9% and 13.0% of the Company's net sales, respectively. Net sales in dollars to foreign customers were 8.8%, 9.4% and 8.1% of total net sales in 1995, 1994 and 1993, respectively.


13. BORROWINGS

The Company has available lines of credit from two different banks aggregating $100,000,000 at interest rates approximating money market rates. The Company had no short-term borrowings as of December 31, 1995. Short-term borrowings were $24,100,000 as of December 31, 1994, at an average interest rate of 6.3%. The Company had average net short-term borrowings of $9,447,000 and $13,850,000 during 1995 and 1994, respectively, at an average interest rate of 6.2% and 5.2%, respectively. Maximum short-term borrowings during 1995 and 1994 were $29,400,000 and $36,900,000, respectively.

In March 1993, the Company issued $150,000,000 principal amount of its 5 7/8% Notes. These Notes will mature on March 1, 1998 and may not be redeemed prior to maturity. Interest on the Notes is payable semiannually on March 1 and September 1. The Notes are unsecured obligations of the Company.

In March 1993, the Company entered into an interest rate swap agreement having a total notional principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5 7/8% and pays a floating rate (London Interbank Offered Rated (LIBOR) plus sixty basis points), as determined at six month intervals. The floating rate is 6.50625% for the six month period ending February 29, 1996. The agreement converts a portion of the Company's debt obligation from a fixed rate to a floating rate basis. Under the agreement, the Company recognized net interest expense of $453,000 in 1995 and net interest income of $433,000 in 1994. These amounts are included in "Interest on debt" on the Company's Consolidated Statements of Income and Retained Earnings. The Company has pledged $3,600,000 of its other assets as security under the swap agreement. Although the Company can pay to terminate the swap agreement at any time, the Company intends to hold the swap agreement until its March 1, 1998 maturity. The cost to the Company to terminate the agreement fluctuates with prevailing market interest rates. As of December 31, 1995, the cost to terminate the swap agreement was approximately $200,000.

The Company has approximately $8,900,000 of letters of credit outstanding as of December 31, 1995. The Company bears the credit risk on this amount to the extent that the Company does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.


                                  MANAGEMENT'S
                             RESPONSIBILITY REPORT


The management of P. H. Glatfelter Company has prepared and is responsible for the Company's consolidated financial statements and other corroborating information contained herein. Management bears responsibility for the integrity of these statements which have been prepared in accordance with generally accepted accounting principles and include management's best judgments and estimates. All information in this annual report consistently reflects the data contained in the consolidated financial statements.

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


/s/ T. C. NORRIS
----------------
T. C. Norris
Chairman of the Board, President
and Chief Executive Officer


/s/ R. P. NEWCOMER
------------------
R. P. Newcomer
Senior Vice President, Treasurer
and Chief Financial Officer




INDEPENDENT AUDITORS' REPORT

P. H. Glatfelter Company,
   Its Shareholders and Directors:

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.H. Glatfelter Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits as of January 1, 1993.




DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 2, 1996



                            QUARTERLY FINANCIAL DATA

                                                                             Net Income
                  Net Sales                   Gross Profit                     (Loss)                       Income (Loss)
                 In Thousands                 In Thousands                  In Thousands                   Per Common Share
Quarter        1995           1994          1995           1994           1995            1994            1995          1994
-------  ------------   ------------ -------------    -----------    -----------   -------------        -------      ---------
1st          $155,037       $110,815      $ 29,938        $ 8,794        $12,514       $   2,034          $ .28         $  .05
2nd           166,879        115,328        40,573          9,836         19,205           2,209            .43            .05
3rd           160,771        120,261        36,561          4,210         17,103          (1,495)           .39           (.03)
4th           141,022        131,898        34,498         17,717         17,006        (120,999)(a)        .39          (2.73)(a)
         ------------   ------------ -------------    -----------    -----------  --------------       --------      ---------
Total        $623,709       $478,302      $141,570        $40,557        $65,828       $(118,251)         $1.49         $(2.67)
         ============   ============ =============    ===========    ===========  ==============       ========      =========

(a) After impact of an after tax charge for a writedown of impaired assets (unusual items) of $127,981,000 or $2.89 per share.



Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                 Not Applicable.


                                    PART III


Item 10.         Directors and Executive Officers of the Registrant.

                 (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to pages 2 through 3 of the Registrant's Proxy Statement dated March 15, 1996.

                 (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this Report and incorporated by reference to pages 3 and 16 of the Registrant's Proxy Statement dated March 15, 1996.


Item 11.         Executive Compensation.

                 The information required under this item is incorporated herein by reference to pages 5 through 13 of the Registrant's Proxy Statement dated March 15, 1996.

Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management.

                 The information required under this item is incorporated herein by reference to pages 14 through 16 of the Registrant's Proxy Statement dated March 15, 1996.


Item 13.         Certain Relationships and Related Transactions.

                 The information required under this item is incorporated herein by reference to page 13 of the Registrant's Proxy Statement dated March 15, 1996.


                                    PART IV


Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

                 (a)      1.      A.       Financial Statements filed as part
of this report:

                          Consolidated Statements of Income and Retained
                            Earnings for the Years Ended December 31, 1995, 1994 and 1993
                          Consolidated Balance Sheets, December 31, 1995
                            and 1994
                          Consolidated Statements of Cash Flows for the
                            Years Ended December 31, 1995, 1994 and 1993
                          Notes to Consolidated Financial Statements for
                            the Years Ended December 31, 1995, 1994 and
                            1993

                                  B.       Supplementary Data for each of the
three years in the period ended December 31, 1995.

                 2.       Financial Statement Schedules (Consolidated):

                          For Each of the Three Years in the Period Ended
December 31, 1995:

                             II -        Valuation and Qualifying Accounts

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

                 3. Executive Compensation Plans and Arrangements: see Exhibits 10(a) through 10(g), described below.

                          Exhibits:

Number                            Description of Documents

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993) as amended by Articles of Merger dated January 30, 1979 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated May 12, 1980 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated September 23, 1981 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated August 2, 1982 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated July 29, 1983 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); by Articles of Amendment dated April 25, 1984 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994); a Statement of Reduction of Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit
         (3)(b) of Registrant's Form 10-K for the year ended December 31,
         1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1985); by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit
         (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1989); Articles of Amendment dated November 29, 1990 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1990); Articles of Amendment dated June 26, 1991 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1991); Articles of Amendment dated August 7, 1992 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1992); Articles of Amendment dated July 30, 1993 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993); and Articles of Amendment dated January 26, 1994 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993).

(3)(b) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR) (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31, 1993).

(3)(c)   By-Laws as amended through June 28, 1995.

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

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 16, 1995 (incorporated by reference to Exhibit 10(a) of Registrant's
         Form 10-K for the year ended December 31, 1994).

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, effective January 1, 1988, as amended and restated December 22, 1994 (incorporated by reference to Exhibit 10(c) of Registrant's Form 10-K for the year ended December 31, 1994).

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

(11)     Computation of Earnings Per Share

(21)     Subsidiaries of the Registrant

(23)     Consent of Independent Certified Public Auditors

(27)             Financial Data Schedule

         (b) The Registrant filed the following report on Form 8-K during the quarter ended December 31, 1995:

                                    N O N E

                                   SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  P. H. GLATFELTER COMPANY
                                                  (Registrant)
March 15, 1996
                                                  By /s/ T. C. Norris
                                                     ------------------------
                                                       T. C. Norris
                                                       Chairman of the Board

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

      Date                Signature                        Capacity
      ----                ---------                        --------
March 15, 1996            /s/ T. C. Norris                 Principal Executive
                          -------------------------        Officer and Director
                          T. C. Norris

March 15, 1996            /s/ R. P. Newcomer               Principal Financial
                          -------------------------        Officer, Senior Vice
                          R. P. Newcomer                   President and
                                                           Treasurer

March 15, 1996            /s/ C. M. Smith                  Comptroller
                          -------------------------
                          C. M. Smith

March 15, 1996            /s/ G. Baldwin, Jr.              Director
                          -------------------------
                          G. Baldwin, Jr.

March   , 1996                                             Director
                          -------------------------
                          R. E. Chappell

March 15, 1996            /s/ N. DeBenedictis              Director
                          -------------------------
                          N. DeBenedictis

March 15, 1996            /s/ G. H. Glatfelter             Director
                          -------------------------
                          G. H. Glatfelter

March 15, 1996            /s/ G. H. Glatfelter II          Director
                          -------------------------
                          G. H. Glatfelter II

March 15, 1996            /s/ P. H. Glatfelter III         Director
                          -------------------------
                          P. H. Glatfelter III

 March 15, 1996           /s/ R. S. Hillas                  Director
                          -------------------------
                          R. S. Hillas

March 15, 1996            /s/ M. A. Johnson II              Director
                          -------------------------
                          M. A. Johnson II

March 15, 1996            /s/ J. W. Kennedy                 Director
                          -------------------------
                          J. W. Kennedy

March 15, 1996            /s/ P. R. Roedel                  Director
                          -------------------------
                          P. R. Roedel

March 15, 1996            /s/ J. M. Sanzo                   Director
                          -------------------------
                          J. M. Sanzo

March 15, 1996            /s/ R. L. Smoot                   Director
                          -------------------------
                          R. L. Smoot

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

Financial Statement Schedule
For Each of the Three Years in the
Period Ended December 31, 1995 and
Report of Independent Certified Public Accountants





Prepared for Filing As Part of
Annual Report (Form 10-K)
to the Securities and Exchange Commission

                                                FINANCIAL STATEMENT SCHEDULE II




P.H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995
--------------------------------------------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

                                                                   ALLOWANCES FOR
                                 -----------------------------------------------------------------------------------
                                           DOUBTFUL ACCOUNTS                           SALES DISCOUNTS
                                 --------------------------------------    -----------------------------------------
                                    1995           1994          1993          1995            1994          1993
Balance, beginning of year       $1,850,000    $1,838,000    $  890,000    $   560,100    $   554,300    $   490,000

Provision                           201,000        12,000       981,000      7,937,700      6,619,900      6,524,800

Write-offs, recoveries and
 discounts allowed                  (72,000)                    (33,000)    (7,996,800)    (6,614,100)    (6,460,500)
                                 ----------    ----------    ----------    -----------    -----------    -----------

Balance, end of year             $1,979,000    $1,850,000    $1,838,000    $   501,000    $   560,100    $   554,300
                                 ==========    ==========    ==========    ===========    ===========    ===========

The provision for doubtful accounts included in administrative expense and the provision for sales discounts is deducted from sales. The related allowances are deducted from accounts receivable.

                                 EXHIBIT INDEX


Number

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993) as amended by Articles of Merger dated January 30, 1979 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated May 12, 1980 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated September 23, 1981 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated August 2, 1982 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated July 29, 1983 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); by Articles of Amendment dated April 25, 1984 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994); a Statement of Reduction of Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit
         (3)(b) of Registrant's Form 10-K for the year ended December 31,
         1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1985); by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit
         (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1989); Articles of
         Amendment dated November 29, 1990 (incorporated by reference to
         Exhibit 3(b) of Registrant's

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

(3)(c)   By-Laws as amended through June 28, 1995.

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

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 16, 1995 (incorporated by reference to Exhibit (10)(a) of Registrant's Form 10-K for the year ended December 31, 1994).

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, effective January 1, 1988, as amended and restated December 22, 1994 (incorporated by reference to Exhibit 10(c) of Registrant's Form 10-K for the year ended December 31, 1994).

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