Form 10-Q
period 1996-03-31
GLATFELTER P H CO
filed 1996-05-14
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No     .
                                       -----   -----

Shares of Common Stock outstanding at May 6, 1996 were 42,741,889.

                           P. H. GLATFELTER COMPANY

                                     INDEX

Part I - Financial Information
- - ------------------------------

   Financial Statements:

      Condensed Consolidated Statements of Income and Retained
       Earnings - Three Months Ended March 31, 1996 and 1995
       (Unaudited)...............................................     2

      Condensed Consolidated Balance Sheets - March 31, 1996
       (Unaudited) and December 31, 1995.........................     3

      Condensed Consolidated Statements of Cash Flows - Three
       Months Ended March 31, 1996 and 1995 (Unaudited)..........     4

      Notes to Condensed Consolidated Financial Statements.......     5-6

      Independent Accountants' Report............................     7

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations..................................     8-10

Part II - Other Information......................................     11
- - ---------------------------

Signature........................................................     12
- - ---------

Index of Exhibits................................................     13
- - -----------------

   Exhibit 11 - Computation of Net Income Per Share..............     14

   Exhibit 15 - Letter in Lieu of Consent Regarding Review
                Report of Unaudited Interim Financial
                Information......................................     15

   Exhibit 27 - Financial Data Schedule..........................     16

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         (in thousands, except number of shares and per share amounts)
                                  (UNAUDITED)


                                                      Three Months Ended
                                                   3/31/96          3/31/96
                                               -------------    -------------
Net sales                                      $   140,335      $   155,037

Other income - net
   Energy sales - net                                2,297            1,616
   Interest on investments and other - net             182              286
   Gain from property dispositions,
      etc., - net                                      229              189
                                               -------------    -------------
       Total                                       143,043          157,128

Costs and expenses
   Cost of products sold                           108,814          125,099
   Selling, general and administrative
      expenses                                       8,858            8,833
   Interest on debt - net                            2,347            2,723
                                               -------------    -------------
       Total                                       120,019          135,655

Income before income taxes                          23,024           20,473

Income tax provision
   Current taxes                                     4,563            3,572
   Deferred taxes                                    4,491            4,387
                                               -------------    -------------
       Total                                         9,054            7,959

Net income                                          13,970           12,514

Retained earnings at beginning of period           431,762          396,635
                                               -------------    -------------
       Total                                       445,732          409,149
                                               -------------    -------------
Common stock dividends declared                      7,476            7,745
                                               -------------    -------------

Retained earnings at end of period                 438,256          401,404
                                               =============    =============

Weighted average number of common shares        43,301,550       44,384,994
   outstanding

Net income per common share                    $       .32      $       .28
                                               =============    =============
Dividends declared per common share            $      .175      $      .175
                                               =============    =============

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                    ------

                                                     3/31/96        12/31/95
                                                   (unaudited)
                                                   -----------     ----------
Current assets:
   Cash and cash equivalents                        $ 11,874        $ 18,864
   Marketable securities                                 111             111
   Accounts receivable - net                          54,028          52,052

   Inventories:
      Raw materials                                   21,074          25,577
      In process and finished products                33,140          30,821
      Supplies                                        30,875          30,680
                                                    --------        --------
         Total inventory                              85,089          87,078

   Prepaid expenses and other current assets           4,026           2,318
                                                    --------        --------
            Total current assets                     155,128         160,423

Plant, equipment and timberlands - net               447,597         451,461
Other assets                                          63,046          61,223
                                                    --------        --------
               Total assets                         $665,771        $673,107
                                                    ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Accounts payable                                 $ 30,506        $ 34,623
   Dividends payable                                   7,476           7,597
   Federal, state and local taxes                      5,685             235
   Accrued compensation, other expenses
     and deferred income taxes                        32,247          41,553
                                                    --------        --------
            Total current liabilities                 75,914          84,008

Long-term debt                                       150,000         150,000

Deferred income taxes                                 85,173          80,682

Other long-term liabilities                           44,679          43,011

Commitments and contingencies

Shareholders' equity:
   Common stock                                          544             544
   Capital in excess of par value                     41,038          40,921
   Retained earnings                                 438,256         431,762
                                                    --------        --------
         Total                                       479,838         473,227
   Less cost of common stock in treasury            (169,833)       (157,821)

            Total shareholders' equity               310,005         315,406

               Total liabilities and
                  shareholders' equity              $665,771        $673,107
                                                    ========        ========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                        Three Months Ended
                                                        3/31/96       3/31/95
                                                      -----------   -----------
Cash Flows from Operating Activities:
   Net income                                         $  13,970     $   12,514
   Items included in net income not using (providing)
    cash:
      Depreciation and depletion                          8,538          8,270
      Loss (gain) on disposition of fixed assets             12            (14)
      Expense related to employee stock purchase and
         401(k) plans                                       395            229
   Change in assets and liabilities:
      Accounts receivable                                (1,976)        (8,555)
      Inventories                                         1,989          4,210
      Prepaid expenses and other assets                  (3,531)        (3,854)
      Accounts payable, accrued compensation,
         other expenses, deferred income taxes
         and other long-term liabilities                (10,927)        (1,943)
      Federal, state and local taxes                      5,450          2,408
      Deferred income taxes - non-current                 4,491          4,223
                                                      ---------     ----------
Net cash provided by operating activities                18,411         17,488
                                                      ---------     ----------

Cash Flows from Investing Activities:
   Proceeds from disposal of fixed assets                    10             26
   Additions to plant, equipment and timberlands         (4,662)        (3,216)
   Decrease in liabilities related to fixed asset
      acquisitions                                         (862)        (4,995)
                                                      ---------     ----------
Net cash used in investing activities                    (5,514)        (8,185)
                                                      ---------     ----------

Cash Flows from Financing Activities:
   Repayment of short-term debt                               -           (700)
   Dividends paid                                        (7,597)        (7,735)
   Purchases of common stock                            (12,716)             -
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                     425            730
                                                      ---------     ----------
Net cash used in financing activities                   (19,887)        (7,705)
                                                      ---------     ----------
Net increase (decrease) in cash and cash equivalents     (6,990)         1,598

Cash and Cash Equivalents:

At beginning of period                                   18,864          3,133
                                                      ---------     ----------
At end of period                                      $  11,874     $    4,731
                                                      =========     ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest (net of amount capitalized)               $   4,920     $    4,431
   Income taxes                                           3,397          2,272


See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows in thousands:

                                                   Three Months Ended
                                                   3/31/96     3/31/95
                                                  ---------    --------
     Federal income tax provision at
       statutory rate                             $  8,058     $  7,166
     State income taxes after deducting
       federal income tax benefit                      879          877
     Other                                             117          (84)
                                                  --------     --------

     Actual income tax provision                  $  9,054     $  7,959
                                                  ========     ========

     The deferred income tax provisions for the three-month periods ended March 31, 1996 and 1995 result from the following temporary differences (in thousands):


                                                   Three Months Ended
                                                   3/31/96     3/31/95
                                                  --------     --------

          Depreciation                            $  3,076     $  4,569
          Pensions                                   1,138          847
          Alternative minimum tax                      674         (791)
          Other                                       (397)        (238)
                                                  --------     --------
                                                  $  4,491     $  4,387
                                                  ========     ========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding decreased by 716,704 in the first three months of 1996. This decrease was due to the repurchase of 765,173 shares of common stock for the treasury, which more than offset the issuance of 45,293 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant and the issuance of 3,176 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan. At March 31, 1996, 11,643,372 shares of common stock were held in treasury.

3. During the first quarter of 1996, the Registrant's Board of Directors authorized the repurchase of an additional 1,000,000 shares of the Registrant's common stock in the open market or in privately negotiated transactions. Previously the Board had authorized the repurchase of up to 11,000,000 shares in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of March 31, 1996, the Registrant had repurchased an aggregate of 10,719,403 shares for a total consideration of $ 181,317,596.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan (the "Plan"), on May 1, 1996, the Registrant granted to certain key employees, excluding officers, non-qualified stock options to purchase an aggregate of 88,000 shares of common stock. Of this amount, stock options for 78,000 shares of common stock, subject to certain conditions, are exercisable for 25% of such shares beginning on January 1, 1997 and for an additional 25% of such shares beginning on January 1, of each of the next three years. Subject to certain conditions, the remaining 10,000 stock options are exercisable beginning on November 1, 1996. All of the stock options, which expire on April 30, 2006, were granted at an exercise price of $16.625 per share, representing the fair market value of the Registrant's common stock on May 1, 1996.

5. The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital expenditures will continue and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills, any other environmental - related obligations it may incur or the limitations which environmental compliance may place on its operations.

   The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury and property damage liability cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

6. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The accompanying unaudited condensed consolidated financial statements have been reviewed by the Registrant's independent public accountants, Deloitte & Touche LLP, in accordance with the established professional standards and procedures for such limited review. No additional adjustments or disclosures were required as a result of this review.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 1996, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income and retained earnings and of cash flows for the year then ended (not presented herein); and in our report dated February 2, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 15, 1996

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


Any statements set forth below or otherwise made in writing or orally by the Registrant with regard to its expectations as to financial results and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward looking statements: (i) variations in demand for its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation; (viii) adverse results in litigation; and (ix) significant changes in economic growth.


RESULTS OF OPERATIONS:
- - ---------------------

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below.

                                 Comparison of Three Months Ended
                                 March 31, 1996 and March 31, 1995
                                 ---------------------------------
                                        Increase (Decrease)
                                       (dollars in thousands)

Net sales                              $  (14,702)     - 9.5%
Other income - net                            617       29.5%
Cost of products sold                     (16,285)     -13.0%
Selling, general and
   administrative expenses                     25        0.3%
Interest on debt - net                       (376)     -13.8%
Income tax provision                        1,095       13.8%
Net income                                  1,456       11.6%


Net Sales
- - ---------

The Registrant classifies product sales into two groups: 1) printing papers; and
2) tobacco and other specialty papers. Overall net sales decreased by $14,702,000 for the first three months of 1996 compared to the corresponding period of 1995.

Printing paper net sales decreased $16,194,000, or 13.9%, for the first three months of 1996 compared to the corresponding period of 1995. In comparison to the first quarter of 1995, first quarter 1996 printing paper net sales volume declined 17.8%. The effect of this decrease in volume was partially offset by a 4.7% increase in the average net selling price.

A significant decrease in printing paper demand, as well as extreme weather conditions, led to the decline in sales volume in the first quarter of 1996 compared to the first quarter of 1995. Although no unscheduled operating downtime was required at the Registrant's Neenah, Wisconsin and Pisgah Forest, North Carolina mills, approximately seven days of unplanned downtime was taken at the Registrant's Spring Grove, Pennsylvania mill during the first three months of 1996. In contrast, during the first three months of 1995, each of the Registrant's mills operated at full capacity.

Printing paper selling prices increased slightly in the first quarter of 1996 over the first quarter of 1995. The slowdown in customer demand for printing papers that began near the end of the third quarter of 1995 caused selling prices to decrease significantly. This decrease in selling prices, however, did not cause average net selling prices to fall below first quarter 1995 levels. Recent announcements by many large paper producers, including the Registrant, of price increases for commodity paper products may lead to more stability in the printing paper markets for the balance of the year.

Net sales dollars of tobacco and other specialty papers were $1,492,000 higher in the first three months of 1996 compared to the first three months of 1995. This increase was the result of slight increases in volume and the average net selling price of .3% and 3.6%, respectively.


Cost of Products Sold
- - ---------------------

The Registrant's gross margin increased from 19.3% for the first three months of 1995 to 22.5% for the first three months of 1996. This increase was due to higher average net selling prices, which more than offset an increase in the cost of products sold per ton. The average cost of products sold per ton increased as the Registrant's fixed costs for its manufacturing process were absorbed over less tons of products manufactured during the first three months of 1996. This effect was minimized by the favorable impact of lower costs for market pulp, pulp substitutes, and wastepaper.


Selling, General and Administrative Expenses
- - --------------------------------------------

The Registrant's selling, general and administrative expenses for the first three months of 1996 were $25,000 more than the selling, general and administrative expenses for the first three months of 1995. Reduced profit sharing and incentive expenses in the first quarter of 1996 compared to the first quarter of 1995 were more than offset by increased miscellaneous general and administrative expenses.


Interest on Debt (net)
- - ----------------------

The Registrant's interest on debt (net) decreased $376,000 in the first quarter of 1996 compared to the first quarter of 1995. This decrease was the result of reduced short-term bank borrowings in 1996 compared to the first three months of 1995. Interest on the Registrant's interest rate swap agreement having a total notional principal amount of $50,000,000 was marginally higher in the first quarter of 1996 compared to the corresponding period of 1995 due to a slight increase in the agreement's variable interest rate.


Income Tax Provision
- - --------------------

The Registrant's provision for income taxes increased by $1,095,000 for the first three months of 1996 over the first three months of 1995, primarily due to higher taxable income.


FINANCIAL CONDITION:
- - -------------------

Liquidity:

The Registrant's cash and marketable securities decreased by $6,990,000 during the first three months of 1996. Cash provided by operating activities of $18,411,000 was more than offset by cash used in investing and financing activities. Significant uses of cash were $12,716,000 for purchases of common stock for the treasury, the payment of $7,597,000 for dividends, and $5,524,000 for the funding of capital projects.

The Registrant expects to meet all of its near and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit. Should it be necessary, the Registrant would expect to replace all or a portion of the $150,000,000 principal amount of its 5 7/8 Notes with the reissuance of long-term debt.

ENVIRONMENTAL MATTERS:
- - ---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital expenditures will continue and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. The Registrant's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on its financial condition, results of operations or liquidity, but there can be no assurance that its reserves will be adequate or that such an effect will not occur at some future time.

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



                                       P. H. GLATFELTER COMPANY



Date:  May 14, 1996
___________________                    __________________________________
                                       R. P. Newcomer
                                       Senior Vice President, Treasurer
                                       and Chief Financial Officer

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