Form 10-Q
period 1996-06-30
GLATFELTER P H CO
filed 1996-08-14
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


     (Mark One)

     (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996
                                    -------------

     ( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________ to _____________________


                             Commission File No. 1-3560
                                                 ------


                           P. H. GLATFELTER COMPANY
     ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



         Pennsylvania                                   23-0628360
     ---------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                 Identification No.)



             228 South Main Street, Spring Grove, Pennsylvania  17362
     ---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)


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


     Shares of Common Stock outstanding at August 12, 1996 were 42,651,128.

                           P. H. GLATFELTER COMPANY

                                     INDEX

        Part I - Financial Information
        ------------------------------

           Financial Statements:


              Condensed Consolidated Statements of Income and Retained

                 Earnings - Three Months and Six Months Ended June 30,

                 1996 and 1995 (Unaudited)..............................    3


              Condensed Consolidated Balance Sheets -  June 30, 1996

                 (Unaudited) and December 31, 1995......................    4


              Condensed Consolidated Statements of Cash Flows - Six

                 Months Ended June 30, 1996 and 1995 (Unaudited)........    5


              Notes to Condensed Consolidated Financial Statements

                 (Unaudited)............................................    6-7


              Independent Accountants' Report...........................    8


           Management's Discussion and Analysis of Financial Condition

               and Results of Operations.................................   9-11



        Part II - Other Information.....................................    12
        ---------------------------


        Signature.......................................................    13
        ---------


        Index of Exhibits...............................................    14
        -----------------

           Exhibit 11 - Computation of Net Income Per Share.............    15

           Exhibit 15 - Letter in Lieu of Consent Regarding Review

                        Report of Unaudited Interim Financial

                        Information.....................................    16

           Exhibit 27 - Financial Data Schedule.........................    17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         (in thousands, except number of shares and per share amounts)
                                  (UNAUDITED)

                                             Three Months Ended                      Six Months Ended
                                          6/30/96           6/30/95              6/30/96           6/30/95
                                        -----------       -----------          -----------       -----------
Net sales                               $   144,687       $   166,879          $   285,022       $   321,916

Other income - net
   Energy sales - net                         2,410             2,328                4,707             3,944
   Interest on investments
    and other - net                             394               343                  576               629
   Gain from property
    dispositions, etc., - net                    66               855                  295             1,044
                                        -----------       -----------          -----------       -----------
       Total                                147,557           170,405              290,600           327,533

Costs and expenses
   Cost of products sold                    108,916           126,306              217,730           251,405
   Selling, general and
      administrative expenses                 9,770            10,002               18,628            18,835
   Interest on debt - net                     2,297             2,694                4,644             5,417
                                        -----------       -----------          -----------       -----------
       Total                                120,983           139,002              241,002           275,657

Income before income taxes                   26,574            31,403               49,598            51,876

Income tax provision
   Current taxes                              5,713             6,186               10,276             9,758
   Deferred taxes                             4,585             6,192                9,076            10,579
                                        -----------       -----------          -----------       -----------
       Total                                 10,298            12,378               19,352            20,337

Net income                                   16,276            19,025               30,246            31,539

Retained earnings at
 beginning of period                        438,256           401,404              431,762           396,635
                                        -----------       -----------          -----------       -----------
       Total                                454,532           420,429              462,008           428,174
                                        -----------       -----------          -----------       -----------

Common stock dividends
 declared                                     7,463             7,711               14,939            15,456
                                        -----------       -----------          -----------       -----------

Retained earnings at end
   of period                            $   447,069       $   412,718          $   447,069       $   412,718
                                        ===========       ===========          ===========       ===========

Weighted average number of
 common shares outstanding               42,846,262        44,440,830           43,073,896        44,413,091

Net income per common share             $       .38       $       .43          $       .70       $       .71
                                        ===========       ===========          ===========       ===========

Dividends declared per
   common share                         $      .175       $      .175          $       .35       $       .35
                                        ============      ===========          ===========       ===========

  See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)


                                      ASSETS
                                      ------

                                                       6/30/96      12/31/95
                                                     (unaudited)
                                                     -----------   -----------
     Current assets:
        Cash and cash equivalents                     $  19,949     $  18,864
        Marketable securities                               111           111
        Accounts receivable - net                        56,433        52,052

        Inventories:
           Raw materials                                 23,521        25,577
           In process and finished products              33,124        30,821
           Supplies                                      31,947        30,680
                                                      ---------     ---------
              Total inventory                            88,592        87,078

        Prepaid expenses and other current assets         4,722         2,318
                                                      ---------     ---------
                 Total current assets                   169,807       160,423

     Plant, equipment and timberlands - net             446,732       451,461

     Other assets                                        65,368        61,223
                                                      ---------     ---------

                    Total assets                      $ 681,907     $ 673,107
                                                      =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
     Current liabilities:
        Accounts payable                              $  31,903     $  34,623
        Dividends payable                                 7,463         7,597
        Federal, state and local taxes                    3,088           235
        Accrued compensation, other expenses
           and deferred income taxes                     36,224        41,553
                                                      ---------     ---------
              Total current liabilities                  78,678        84,008

     Long-term debt                                     150,000       150,000

     Deferred income taxes                               89,758        80,682

     Other long-term liabilities                         45,836        43,011

     Commitments and contingencies

     Shareholders' equity:
        Common stock                                        544           544
        Capital in excess of par value                   41,377        40,921
        Retained earnings                               447,069       431,762
                                                      ---------     ---------
           Total                                        488,990       473,227
     Less cost of common stock in treasury             (171,355)     (157,821)
                                                      ---------     ---------

              Total shareholders' equity                317,635       315,406

                 Total liabilities and
                   shareholders' equity               $ 681,907     $ 673,107
                                                      =========     =========

     See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                         Six Months Ended
                                                       6/30/96       6/30/95
                                                     -----------   -----------
Cash Flows from Operating Activities:
   Net income                                           $ 30,246      $ 31,539
   Items included in net income not using
      (providing) cash:
      Depreciation and depletion                          17,126        16,504
      Gain on disposition of fixed assets                    (42)         (881)
      Expense related to employee stock
       purchase and 401(k) plans                             672           464
   Change in assets and liabilities:
      Accounts receivable                                 (4,381)       (9,520)
      Inventories                                         (1,514)         (497)
      Prepaid expenses and other assets                   (6,549)       (6,435)
      Accounts payable, accrued compensation,
         other expenses, deferred income taxes
         and other long-term liabilities                  (3,484)       15,357
      Federal, state and local taxes                       2,853         1,443
      Deferred income taxes - non-current                  9,076         7,629
                                                        --------      --------
Net cash provided by operating activities                 44,003        55,603
                                                        --------      --------

Cash Flows from Investing Activities:
   Proceeds from disposal of fixed assets                     67           961
   Additions to plant, equipment and timberlands         (12,344)      (10,031)
   Decrease in liabilities related to
      fixed asset acquisitions                              (542)       (6,855)
                                                        --------      --------
Net cash used in investing activities                    (12,819)      (15,925)
                                                        --------      --------

Cash Flows from Financing Activities:
   Repayment of short-term debt                                -       (20,100)
   Dividends paid                                        (15,073)      (15,480)
   Purchases of common stock                             (15,823)       (4,453)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                      797         1,439
                                                        --------      --------
Net cash used in financing activities                    (30,099)      (38,594)
                                                        --------      --------

Net increase (decrease) in cash and cash equivalents       1,085         1,084

Cash and Cash Equivalents:

At beginning of period                                    18,864         3,133
                                                        --------      --------
At end of period                                        $ 19,949      $  4,217
                                                        ========      ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                             $  5,203      $  4,615
   Income taxes                                           11,711         9,895



See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows in thousands:

                                                        Three Months Ended             Six Months Ended
                                                       6/30/96       6/30/95         6/30/96       6/30/95
                                                      ---------     ---------       ---------     ---------
     Federal income tax provision at
       statutory rate                                  $  9,301      $ 10,991        $ 17,359      $ 18,157
     State income taxes after deducting
       federal income tax benefit                         1,001         1,457           1,880         2,334
      Other                                                  (4)          (70)            113          (154)
                                                       --------      --------        --------      --------

     Actual income tax provision                       $ 10,298      $ 12,378        $ 19,352      $ 20,337
                                                       ========      ========        ========      ========

     The deferred income tax provisions for the six-month periods ended June 30, 1996 and 1995 result from the following temporary differences
     (in thousands):

                                                  Six Months Ended
                                                6/30/96       6/30/95
                                               ---------     ---------

           Depreciation                        $  6,152      $ 10,218
           Pensions                               2,340         2,004
           Alternative minimum tax                1,907          (114)
           Other                                 (1,323)       (1,529)
                                               --------      --------
                                               $  9,076      $ 10,579
                                               ========      ========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding decreased by 789,186 in the first six months of 1996. This decrease was due to the repurchase of 946,273 shares of common stock for the treasury, which more than offset the delivery of 80,763 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant, the delivery of 4,131 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan, and the delivery of 72,193 treasury shares pursuant to stock awards granted under the Registrant's 1988 Restricted Common Stock Award Plan. At June 30, 1996, 11,715,854 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 12,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of June 30, 1996, the Registrant had repurchased an aggregate of 10,900,503 shares for a total consideration of $ 184,425,824.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan (the "Plan"), on May 1, 1996, the Registrant granted to certain key employees, excluding officers, non-qualified stock options to purchase an aggregate of 92,000 shares of common stock. Of this amount, stock options for 82,000 shares of common stock, subject to certain conditions, are exercisable for 25% of such shares beginning on January 1, 1997 and for an additional 25% of such shares beginning on January 1 of each of the next three years. Subject to certain conditions, the remaining 10,000 stock options are exercisable beginning on November 1, 1996. All of the stock options, which expire on April 30, 2006, were granted at an exercise price of $16.625 per share, representing the fair market value of the Registrant's common stock on May 1, 1996.

5. The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital expenditures will continue and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills, any other environmental-related obligations it may incur or the limitations which environmental compliance may place on its operations.

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

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 1996, and the related condensed consolidated statements of income and retained earnings for the three-month and six-month periods ended June 30, 1996 and 1995 and of cash flows for the six-months ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 16, 1996

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

Any statements set forth below or otherwise made in writing or orally by the Registrant with regard to its expectations as to financial results and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecast or estimated by the Registrant in any such forward looking statements: (i) variations in demand for its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation; (viii) adverse results in litigation; and (ix) disruptions in production and/or increased costs due to labor disputes.


RESULTS OF OPERATIONS:
- - ---------------------

A summary of the period-to-period changes in the principal items included in the consolidated statements of income is shown below.

                                                             Comparison of
                                             Three Months Ended         Six Months Ended
                                             June 30, 1996 and         June 30, 1996 and
                                              June 30, 1995              June 30, 1995
                                           ------------------------------------------------
                                                         Increase (Decrease)
                                                        (dollars in thousands)
Net sales                                  $  (22,192)     -13.3%     $  (36,894)    -11.5%
Other income - net                               (656)     -18.6%            (39)    - 0.7%
Cost of products sold                         (17,390)     -13.8%        (33,675)    -13.4%
Selling, general and
  administrative expenses                        (232)     - 2.3%           (207)    - 1.1%
Interest on debt                                 (397)     -14.7%           (773)    -14.3%
Income tax provision                           (2,080)     -16.8%           (985)    - 4.8%
Net income                                     (2,749)     -14.4%         (1,293)    - 4.1%

Net Sales
- - ---------

The Registrant classifies product sales into two groups: 1) printing papers; and
2) tobacco and other specialty papers. Overall net sales declined $22,192,000, or 13.3%, in the second quarter of 1996 compared to the second quarter of 1995, and $36,894,000, or 11.5%, in the first six months of 1996 compared to the corresponding period in the prior year. Printing paper net sales for the second quarter of 1996 decreased $22,037,000, or 17.6%, compared to the corresponding period in 1995 due to decreased sales volume and average net selling prices of 3.5% and 14.6%, respectively. For the first six months of 1996 compared to the first six months of 1995, printing paper net sales declined $38,231,000, or 15.8%. This decline was a result of decreased sales volume and average net selling prices of 10.8% and 5.7%, respectively.

Pricing for printing papers showed mixed results during the second quarter. Commodity and non-commodity printing paper prices declined early in the quarter; however, in early June a modest price increase was implemented for commodity papers.


Tobacco and other specialty papers net sales were relatively flat in the second quarter of 1996 compared to the second quarter of 1995. Decreased net sales volume of 4.5% was offset by the effect of a 4.3% increase in the average net selling price. In the first six months of 1996, net sales of tobacco and other specialty papers improved $1,337,000, or 1.7%, over the first six months of 1995. Increased average net selling prices of 3.9% more than offset a 2.2% decline in volume in the first half of 1996 compared to the first half of 1995.

A decrease in printing paper demand led to the decline in sales volume in the second quarter and first six months of 1996 compared to the corresponding periods of 1995. Although no unscheduled operating downtime was required during the second quarter of 1996, approximately seven days of unplanned downtime was taken at the Registrant's Spring Grove, Pennsylvania mill early in the year. In contrast, during the first six months of 1995, each of the Registrant's mills operated at full capacity. Although order backlogs were below the levels experienced one year earlier, demand for printing papers improved during the second quarter when compared to the earlier part of 1996, which allowed the Registrant's mills to operate without any unplanned downtime.

Cost of Products Sold
- - ---------------------

The Registrant's gross margin increased from 21.9% for the first six months of 1995 to 23.6% for the first six months of 1996, and from 24.3% for the second quarter of 1995 to 24.7% for the second quarter of 1996. A reduction in the cost of products sold per ton more than offset the negative impact of lower net selling prices per ton. The reduction in cost per ton was due primarily to lower costs for market pulp, pulp substitutes and wastepaper in 1996 versus the comparable periods in 1995. These raw material cost decreases more than offset the unfavorable impact of lower production during the three and six month periods ended June 30, 1996 compared to the corresponding periods of 1995. The Registrant's lower production resulted in higher fixed costs per ton as fixed costs were absorbed over fewer tons produced.

Although fiber costs are likely to remain lower throughout the balance of 1996 relative to the comparable periods in 1995, the Registrant believes that the cost of purchased fiber will be higher during the second half of 1996 in comparison to levels realized earlier in the year. Market pulp costs increased modestly effective July 1, 1996. At the present time it is difficult to determine whether these higher prices will hold and whether further increases will follow. Higher pulp costs could also provide an environment conducive to improved prices for printing papers, which could more than offset the negative impact of higher fiber costs.

Selling, General and Administrative Expenses
- - --------------------------------------------

The Registrant's selling, general and administrative expenses for the second quarter and first six months of 1996 were $232,000 and $207,000 less than the selling, general and administrative expenses for the corresponding periods of 1995. These decreases were primarily the result of lower profit sharing and incentive expenses, which were partially offset by increased miscellaneous general and administrative expenses.

Interest on Debt
- - ----------------

The Registrant's interest on debt for the second quarter and first six months of 1996 was $397,000 and $773,000 less than the corresponding periods of 1995. Reduced short-term bank borrowings accounted for $245,000 and $624,000 of these amounts, respectively. Interest on debt was approximately $152,000 and $149,000 less in the second quarter and first six months of 1996 compared to the comparable periods in 1995 due to a lower variable interest rate on the Registrant's interest rate swap agreement which has a total notional principal amount of $50,000,000. The variable rate on the swap agreement is recalculated in March and September of each year until the termination of the agreement on March 1, 1998. As a result of this lower rate, during the first two months of the third quarter the Registrant's interest on debt will be approximately $101,000 less than in the comparable two month period of 1995. Based upon current interest rate levels, however, the Registrant expects a modest increase in the variable interest rate on its interest rate swap agreement when the rate resets on September 3, 1996. The Registrant does not anticipate the need for short-term bank borrowings during the balance of 1996.

Income Tax Provision
- - --------------------

The Registrant's provision for income taxes decreased by $2,080,000 and $985,000 for the second quarter and first six months of 1996 compared to the same periods in 1995, primarily due to lower taxable income.

FINANCIAL CONDITION:
- - --------------------

Liquidity:
- - ---------

The Registrant's cash, cash equivalents, and marketable securities increased by $1,085,000 during the first six months of 1996. Cash provided by operating activities of $44,003,000 slightly exceeded cash used in investing activities of $12,819,000 and cash used in financing activities of $30,099,000. Significant uses of cash in the first half of 1996 were $15,823,000 for purchases of common stock for the treasury, $15,073,000 for the payment of dividends, and $12,886,000 for the funding of capital projects.

The Registrant expects to meet all of its near and long-term cash needs, including the retirement of the $150,000,000 principal amount of its 5 7/8% notes due March 1, 1998, from a combination of internally generated funds, cash, cash equivalents, marketable securities, existing bank lines of credit, and if prudent, long-term debt.


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

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

             (a) The Registrant's Annual Meeting of Shareholders was held on April 24, 1996.

             (b) The shareholders elected all of management's nominees for Directors.

             (c) The votes cast for election of Directors were as follows (cumulative voting applied):

                                                   For               Withheld
                                               -----------         ------------
                  N. DeBenedictis               36,435,014             677,708
                  G. H. Glatfelter              36,871,505             241,217
                  M. A. Johnson II              36,862,874             249,848

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



                                         P. H. GLATFELTER COMPANY



Date:  August 13, 1996
                                         ---------------------------------
                                         R. P. Newcomer
                                         Senior Vice President, Treasurer
                                         and Chief Financial Officer

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