Form 10-Q
period 1996-09-30
GLATFELTER P H CO
filed 1996-11-14
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ---------------------      ---------------------


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

Shares of Common Stock outstanding at November 12, 1996 were 42,527,041.

                            P. H. GLATFELTER COMPANY

                                     INDEX

Part I -- Financial Information
-------------------------------
  Financial Statements:

    Condensed Consolidated Statements of Income and Retained
       Earnings -- Three Months and Nine Months Ended
       September 30, 1996 and 1995 (Unaudited).........................  3

    Condensed Consolidated Balance Sheets -- September 30, 1996
       (Unaudited) and December 31, 1995...............................  4

    Condensed Consolidated Statements of Cash Flows -- Nine
       Months Ended September 30, 1996 and 1995 (Unaudited)............  5

    Notes to Condensed Consolidated Financial Statements
       (Unaudited).....................................................  6-7

    Independent Accountants' Report....................................  8

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations.........................................  9-11

Part II -- Other Information ..........................................  12
----------------------------

Signature..............................................................  13
---------

Index of Exhibits .....................................................  14
-----------------
  Exhibit 11 -- Computation of Net Income Per Share....................  15

  Exhibit 15 -- Letter in Lieu of Consent Regarding Review Report of
                Unaudited Interim Financial Information................  16

  Exhibit 27 -- Financial Data Schedule................................  17

                        PART I -- FINANCIAL INFORMATION
                        -------------------------------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                             Three Months Ended         Nine Months Ended
                            9/30/96       9/30/95      9/30/96       9/30/95
                          ------------  -----------  -----------  -------------

Net sales                 $   139,748   $   160,771  $   424,770   $   482,687

Other income -- net
  Energy sales -- net           2,156         2,713        6,863         6,657
  Interest on
   investments and
   other -- net                   466           339        1,042           968
  Gain (loss) from
   property
   dispositions,
   etc., -- net                   (50)           21          245         1,065
                          -----------   -----------  -----------   -----------
    Total                     142,320       163,844      432,920       491,377

Costs and expenses
  Cost of products sold       109,311       124,210      327,041       375,615
  Selling, general and
   administrative
   expenses                     8,960         9,064       27,588        27,899
  Interest on debt --
   net                          2,313         2,475        6,957         7,892
                          -----------   -----------  -----------   -----------
    Total                     120,584       135,749      361,586       411,406

Income before income
 taxes                         21,736        28,095       71,334        79,971

Income tax provision
  Current taxes                 4,640         5,497       14,916        15,255
  Deferred taxes                3,859         5,495       12,935        16,074
                          -----------   -----------  -----------   -----------
    Total                       8,499        10,992       27,851        31,329

Net income                     13,237        17,103       43,483        48,642

Retained earnings at
 beginning of period          447,069       412,718      431,762       396,635
                          -----------   -----------  -----------   -----------
    Total                     460,306       429,821      475,245       445,277

Common stock dividends
 declared                       7,441         7,648       22,380        23,104
                          -----------   -----------  -----------   -----------
Retained earnings at end
 of period                $   452,865   $   422,173  $   452,865   $   422,173
                          ===========   ===========  ===========   ===========
Weighted average number
 of common shares
 outstanding               42,788,792    44,351,935   42,977,978    44,392,116

Net income per common
 share                    $       .31   $       .39  $      1.01   $      1.10
                          ===========   ===========  ===========   ===========
Dividends declared per
 common share             $      .175   $      .175  $      .525   $      .525
                          ===========   ===========  ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                     ------

                                                        9/30/96     12/31/95
                                                      (unaudited)
                                                      -----------   --------
Current assets:
  Cash and cash equivalents                           $  23,533     $  18,864
  Marketable securities                                     111           111
  Accounts receivable -- net                             53,213        52,052

  Inventories:
    Raw materials                                        29,888        25,577
    In process and finished products                     29,475        30,821
    Supplies                                             32,186        30,680
                                                      ---------     ---------
      Total inventory                                    91,549        87,078

  Prepaid expenses and other current assets               6,682         2,318
                                                      ---------     ---------
        Total current assets                            175,088       160,423
Plant, equipment and timberlands -- net                 451,278       451,461

Other assets                                             69,650        61,223
                                                      ---------     ---------
          Total assets                                $ 696,016     $ 673,107
                                                      =========     =========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
  Accounts payable                                    $  35,436     $  34,623
  Dividends payable                                       7,441         7,597
  Federal, state and local taxes                          4,323           235
  Accrued compensation, other expenses and deferred
   income taxes                                          36,169        41,553
                                                      ---------     ---------
        Total current liabilities                        83,369        84,008
Long-term debt                                          150,000       150,000
Deferred income taxes                                    94,162        80,682
Other long-term liabilities                              46,796        43,011
Commitments and contingencies

Shareholders' equity:
  Common stock                                              544           544
  Capital in excess of par value                         41,475        40,921
  Retained earnings                                     452,865       431,762
                                                      ---------     ---------
    Total                                               494,884       473,227
Less cost of common stock in treasury                  (173,195)     (157,821)
                                                      ---------     ---------
        Total shareholders' equity                      321,689       315,406
          Total liabilities and shareholders' equity  $ 696,016     $ 673,107
                                                      =========     =========


See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                          Nine Months Ended
                                                         9/30/96     9/30/95
                                                         -------     -------
Cash Flows from Operating Activities:
  Net income                                             $ 43,483    $ 48,642
  Items included in net income not using (providing)
   cash:
    Depreciation and depletion                             25,600      24,699
    Gain on disposition of fixed assets                       (45)       (739)
    Expense related to employee stock purchase and
      401(k) plans                                            954         700
  Change in assets and liabilities:
    Accounts receivable                                    (1,161)    (10,779)
    Inventories                                            (4,471)     (2,217)
    Prepaid expenses and other assets                     (12,791)     (7,918)
    Accounts payable, accrued compensation, other
     expenses, deferred income taxes and other
     long-term liabilities                                  1,381      12,648
    Federal, state and local taxes                          4,088       1,750
    Deferred income taxes -- non-current                   13,480      13,426
                                                         --------    --------
Net cash provided by operating activities                  70,518      80,212
                                                         --------    --------
Cash Flows from Investing Activities:
  Sale of marketable securities and long-term
   investments                                                 --       2,861
  Proceeds from disposal of fixed assets                       93         984
  Additions to plant, equipment and timberlands           (25,397)    (19,282)
  Decrease in liabilities related to fixed asset
   acquisitions                                              (957)     (6,596)
                                                         --------    --------
Net cash used in investing activities                     (26,261)    (22,033)
                                                         --------    --------
Cash Flows from Financing Activities:
  Repayment of short-term debt                                 --     (22,800)
  Dividends paid                                          (22,536)    (23,184)
  Purchases of common stock                               (18,220)    (11,651)
  Proceeds from issuance of common stock under employee
   stock purchase plans and key employee long-term
   incentive plan                                           1,168       2,254
                                                         --------    --------
Net cash used in financing activities                     (39,588)    (55,381)
                                                         --------    --------
Net increase in cash and cash equivalents                   4,669       2,798

Cash and Cash Equivalents:

At beginning of period                                     18,864       3,133
                                                         --------    --------
At end of period                                         $ 23,533    $  5,931
                                                         ========    ========
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Interest                                               $  9,665    $ 10,328
  Income taxes                                             15,278      14,565


See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows in thousands:

                                     Three Months Ended    Nine Months Ended
                                     9/30/96   9/30/95    9/30/96     9/30/95
                                     -------   -------    -------     -------
      Federal income tax provision
       at statutory rate              $7,608   $ 9,833    $24,967    $27,990
      State income taxes after
       deducting federal income tax
       benefit                           808     1,249      2,688      3,583
      Other                               83       (90)       196       (244)
                                      ------   -------    -------    -------
      Actual income tax provision     $8,499   $10,992    $27,851    $31,329
                                      ======   =======    =======    =======


     The deferred income tax provisions for the nine-month periods ended September 30, 1996 and 1995 result from the following temporary differences (in thousands):

                                             Nine Months Ended
                                             9/30/96    9/30/95
                                             -------    -------

         Depreciation                        $ 8,950    $15,453
         Pensions                              3,673      3,045
         Alternative minimum tax               2,087       (107)
         Other                                (1,775)    (2,317)
                                             -------    -------
                                             $12,935    $16,074
                                             =======    =======


     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding decreased by 888,406 in the first nine months of 1996. This decrease was due to the repurchase of 1,083,573 shares of common stock for the treasury, which more than offset the delivery of 116,843 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant, the delivery of 6,131 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan, and the delivery of 72,193 treasury shares pursuant to stock awards granted under the Registrant's 1988 Restricted Common Stock Award Plan. At September 30, 1996, 11,815,074 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 12,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of September 30, 1996, the Registrant had repurchased an aggregate of 11,037,803 shares for a total consideration of $186,822,126.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan (the "Plan"), on May 1, 1996, the Registrant granted to certain key employees, excluding officers, non-qualified stock options to purchase an aggregate of 92,000 shares of common stock. Of this amount, stock options for 82,000 shares of common stock, subject to certain conditions, are exercisable for 25% of such shares beginning on January 1, 1997 and for an additional 25% of such shares beginning on January 1 of each of the next three years. Subject to certain conditions, the remaining 10,000 stock options became exercisable on November 1, 1996. All 92,000 stock options expire on April 30, 2006 and were granted at an exercise price of $16.625 per share, representing the fair market value of the Registrant's common stock on May 1, 1996.

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

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 1996, and the related condensed consolidated statements of income and retained earnings for the three-month and nine-month periods ended September 30, 1996 and 1995 and of cash flows for the nine-months ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 14, 1996

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Any statements set forth below or otherwise made in writing or orally by the Registrant with regard to its expectations as to financial results and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors which, among others, could cause its results to differ from any results which might be projected, forecast or estimated by the Registrant in any such forward looking statements: (i) variations in demand for its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation; (viii) adverse results in litigation; and (ix) disruptions in production and/or increased costs due to labor disputes.

RESULTS OF OPERATIONS:
---------------------

A summary of the period-to-period changes in the principal items included in the condensed consolidated statements of income is shown below.

                                               Comparison of
                                 Three Months Ended      Nine Months Ended
                                 Sept. 30, 1996 and      Sept. 30, 1996 and
                                   Sept. 30, 1995          Sept. 30, 1995
                               ------------------------------------------------
                                                (Decrease)
                                          (dollars in thousands)
Net sales                       $(21,023)     -13.1%     $(57,917)     -12.0%
Other income -- net                 (501)     -16.3%         (540)      -6.2%
Cost of products sold            (14,899)     -12.0%      (48,574)     -12.9%
Selling, general and
 administrative expenses            (104)      -1.1%         (311)      -1.1%
Interest on debt                    (162)      -6.5%         (935)     -11.8%
Income tax provision              (2,493)     -22.7%       (3,478)     -11.1%
Net income                        (3,866)     -22.6%       (5,159)     -10.6%


NET SALES
---------

The Registrant classifies product sales into two groups: 1) printing papers; and
2) tobacco and other specialty papers. Overall net sales declined $21,023,000, or 13.1%, in the third quarter of 1996 compared to the third quarter of 1995, and $57,917,000, or 12.0%, in the first nine months of 1996 compared to the corresponding period in the prior year. Printing paper net sales for the third quarter of 1996 decreased $24,064,000, or 20.1%, compared to the corresponding period in 1995 due to decreased sales volume and average net selling prices of 4.5% and 16.3%, respectively. For the first nine months of 1996 compared to the first nine months of 1995, printing paper net sales declined $62,295,000, or 17.2%. This decline was a result of decreased sales volume and average net selling prices of 8.8% and 9.3%, respectively.

Modest deterioration in pricing was noted for printing papers during the third quarter of 1996 compared to the second quarter of 1996. Price increases for a few of these same products, however, have successfully been implemented in October.

A decrease in printing paper demand led to the decline in sales volume in the third quarter and first nine months of 1996 compared to the corresponding periods of 1995. Although no unscheduled operating downtime was required during the third quarter of 1996, approximately seven days of unplanned downtime were taken at the Registrant's Spring Grove, Pennsylvania mill in the first quarter of the year. This unplanned downtime was the result of a decrease in printing paper demand as well as adverse weather conditions. In contrast, during the first nine months of 1995, no scheduled downtime was taken at any of the Registrant's mills.

Net sales of tobacco and other specialty papers increased $3,041,000, or 7.4%, in the third quarter of 1996 compared to the third quarter of 1995. Although average prices, net of mix impact, for tobacco and other specialty products remained relatively flat in the third quarter of 1996 compared to the corresponding period in 1995, net sales volume increased 7.7%. In the first nine months of 1996, net sales of tobacco and other specialty papers improved $4,378,000, or 3.6%, over the first nine months of 1995. This improvement was due to increased average net selling prices and net sales volume of 2.6% and 1.0%, respectively.

Strong demand for tobacco and other specialty products for the first nine months of 1996 has allowed the Registrant to enhance margins by enriching product mix. To meet increased demand for coated specialty papers, the Registrant has added a third shift to its Spring Grove mill coating operation. The Registrant believes that customer demand will support this level of production until at least the end of the year.

The Registrant's export sales increased by approximately $2,100,000 and $3,600,000 in the third quarter and for the first nine months of 1996, respectively, compared to the corresponding periods in 1995. These increases were primarily due to an increase in average net selling prices and sales volume of tobacco and other specialty products.

Cost of Products Sold
---------------------

The Registrant's gross margin increased from 22.2% for the first nine months of 1995 to 23.0% for the first nine months of 1996. A reduction in the cost of products sold per ton more than offset the negative impact of lower net selling prices per ton. The reduction in cost per ton was due primarily to lower costs for market pulp, pulp substitutes and wastepaper in 1996 versus 1995. These raw material cost decreases more than offset the unfavorable impact of lower production during the first nine months of 1996 compared to the corresponding period of 1995. The Registrant's lower production resulted in higher fixed costs per ton as fixed costs were absorbed over fewer tons produced.

On a quarterly basis, the Registrant's gross margin of 21.8% for the third quarter of 1996 was less than the 22.7% gross margin realized in the comparable quarter of 1995. Although the impact of lower raw material costs continued to favorably impact the Registrant's gross margin, this impact was more than offset by significantly lower printing paper net selling prices per ton in the third quarter of 1996 versus the third quarter of 1995.

The Registrant's third quarter financial results, as compared to other quarters in the year, are always negatively impacted by planned annual maintenance shutdowns. This is due to higher maintenance expense and lower production resulting in higher fixed costs per ton produced. Such shutdowns were taken at the Registrant's three mills during the third quarters of 1996 and 1995.

Market pulp costs increased modestly effective July 1, 1996 and further increases were announced for October. It is difficult to determine whether these higher prices will hold and whether further increases will follow. Higher pulp costs typically provide an environment conducive to improved prices for printing papers, which could more than offset the negative impact of higher fiber costs.

Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the third quarter and first nine months of 1996 were $104,000 and $311,000 less than the selling, general and administrative expenses for the corresponding periods of 1995. These decreases were primarily the result of lower profit sharing and incentive expenses, which were partially offset by increased miscellaneous general and administrative expenses.

Interest on Debt
----------------

The Registrant's interest on debt for the third quarter and first nine months of 1996 was $162,000 and $935,000 less than the corresponding periods of 1995. Reduced short-term bank borrowings accounted for $53,000 and $677,000 of these amounts, respectively. Interest on debt was approximately $109,000 and $258,000 less in the third quarter and first nine months of 1996 compared to the comparable periods in 1995 due to a lower variable interest rate on the Registrant's interest rate swap agreement which has a total notional principal amount of $50,000,000. The variable rate on the swap agreement is recalculated in March and September of each year until the termination of the agreement on March 1, 1998. Based upon the interest rate recalculation on September 3, 1996, during the fourth quarter the Registrant's interest on its swap agreement will be approximately $21,000 less than for the comparable period of 1995. The Registrant does not anticipate the need for short-term bank borrowings during the balance of 1996.

Income Tax Provision
--------------------

The Registrant's provision for income taxes decreased by $2,493,000 and $3,478,000 for the third quarter and first nine months of 1996 compared to the same periods in 1995, primarily due to lower taxable income.

FINANCIAL CONDITION:
-------------------

Liquidity:
---------

The Registrant's cash, cash equivalents, and marketable securities increased by $4,669,000 during the first nine months of 1996. Cash provided by operating activities of $70,518,000 exceeded cash used in investing activities of $26,261,000 and cash used in financing activities of $39,588,000. Significant uses of cash in the first nine months of 1996 were $18,220,000 for purchases of common stock for the treasury, $22,536,000 for the payment of dividends, and $26,354,000 for the funding of capital projects.

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

The Registrant's negotiations with the Wisconsin Department of Natural Resources ("DNR") concerning the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River and Green Bay continue both within and without the Fox River Coalition. The Registrant anticipates that before the end of 1997 the DNR and the United States Fish and Wildlife Service will commence an action against the parties which have been notified that they are potentially responsible for the PCBs. The Registrant has a variety of substantive defenses to such an action and also believes the claims to be barred by the statute of limitations. The Registrant believes that an amendment to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") may be proposed during the next Congress which may revive such stale claims.

On August 23, 1996, the Department of the Interior published in the Federal Register a draft Plan of Assessment for the lower Fox River and Green Bay (the "Plan") setting out the methodologies for completion of the Natural Resource Damages Assessment ("NRDA"). Comments on the Plan are due by November 22. The Registrant intends to comment on the Plan, including portions of the Plan which the Registrant believes to be incomplete.

On September 16, 1996, the United States District Court for the Western District of Wisconsin dismissed the Menominee Tribe of Wisconsin's claim for off-reservation usufructuary rights to natural resources, including the lower Fox River, which forms the predicate for the Tribe's natural resource damage claims. The Tribe has moved for reconsideration of that decision and, if the trial court does not reverse itself, the Tribe may appeal.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1. Legal Proceedings
-------------------------

During 1990 and again in 1991, the Pennsylvania Department of Environmental Protection ("DEP") proposed to reissue the Registrant's waste water discharge permit on terms with which the Registrant does not agree. The Registrant intends to contest those terms should they be included in the final permit. The Registrant expects DEP to propose to reissue the permit yet again in the fourth quarter of 1996. A local environmental group has expressed an intention to appeal the reissuance of that permit if it is not on terms acceptable to the group.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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




                                      P. H. GLATFELTER COMPANY


Date: November 13, 1996               ________________________________
                                      R. P. Newcomer
                                      Senior Vice President, Treasurer
                                      and Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------

Number                     Description of Documents
------                     ------------------------

  11                       Computation of Net Income per Share

  15                       Letter in Lieu of Consent Regarding Review Report of
                           Unaudited Interim Financial Information

  27                       Financial Data Schedule

                                                                      EXHIBIT 11
                                                                      ----------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                   -----------------------------------------
                      Computation of Net Income Per Share

                           For the 3 Months Ended            For the 9 Months Ended
                          9/30/96          9/30/95          9/30/96           9/30/95
                        ---------------  ---------------  ---------------  -----------------
Weighted average
 number of common and
 common share
 equivalents:
  Common Shares:
    Shares
     outstanding,
     beginning of
     period...........   42,646,126       44,064,947       43,435,312        44,199,829


    Less shares
     purchased for
     treasury.........      (18,600)(1)     (177,850)(2)     (744,561)(1)      (165,179)(2)


    Shares issued:
      Employee Stock
       Purchase Plans.          226 (3)          913 (4)       22,051 (3)        51,031 (4)
      Key Employee
       Long-Term
       Incentive Plan.          467 (5)        2,814 (6)        3,221 (5)         2,788 (6)
      401(k) Plan.....        5,171 (7)           --           27,154 (7)            --
      Restricted
       Common Stock
       Award Plan.....           --               --           40,312 (8)            --
                        -----------      -----------      -----------       -----------
       Total..........   42,633,390       43,890,824       42,783,489        44,088,469
    Common share
     equivalents
     applicable to
     outstanding stock
     awards and option
     grants ..........      155,402 (9)      461,111 (9)      194,489 (9)       303,647 (9)
                        -----------      -----------      -----------       -----------
       Total..........   42,788,792       44,351,935       42,977,978        44,392,116


Net income............  $13,236,398      $17,102,967      $43,482,624       $48,641,806


Net income per common
 share................  $       .31      $       .39      $      1.01       $      1.10
                        ===========      ===========      ===========       ===========


(1) Weighted average effect of 137,300 common shares repurchased in the third quarter of 1996 and 1,083,573 common shares repurchased in the first nine months of 1996.
(2) Weighted average effect of 329,900 common shares repurchased in the third quarter of 1995 and 565,500 common shares repurchased in the first nine months of 1995.
(3) Weighted average effect of 20,804 common shares issued from treasury on September 30, 1996 and 63,236 common shares issued from treasury in the first nine months of 1996.
(4) Weighted average effect of 42,028 common shares issued from treasury on September 30, 1995 and 140,611 common shares issued from treasury in the first nine months of 1995.
(5) Weighted average effect of 2,000 common shares issued from treasury in the third quarter of 1996 and 6,131 common shares issued from treasury in the first nine months of 1996.
(6) Weighted average effect of 9,568 common shares issued from treasury in the third quarter of 1995 and 11,703 common shares issued from treasury in the first nine months of 1995.
(7) Weighted average effect of 15,276 common shares issued from treasury in the third quarter of 1996 and 53,607 common shares issued from treasury in the first nine months of 1996.
(8) Weighted average effect of 72,193 common shares issued from treasury on May 1, 1996.
(9) Weighted average effect of shares subject to outstanding awards under the Registrant's 1988 Restricted Common Stock Award Plan and weighted average effect of shares issuable under the Registrant's 1992 Key Employee Long-Term Incentive Plan.

                                   EXHIBIT 15

         LETTER IN LIEU OF CONSENT REGARDING REVIEW REPORT OF UNAUDITED
         --------------------------------------------------------------
                         INTERIM FINANCIAL INFORMATION
                         -----------------------------

P. H. Glatfelter Company:

We have reviewed, in accordance with standards established by the American Institute of Certified Public Accountants, the unaudited condensed consolidated financial statements of P. H. Glatfelter Company and subsidiaries for the three-month and nine-month periods ended September 30, 1996 and 1995, as indicated in our report dated October 14, 1996; because we did not perform an audit, we expressed no opinion on that information.

We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, is incorporated by reference in Registration Statements Nos. 33-24858, 33-25884, 33-37198, 33-49660, 33-53338, 33-54409, 33-62331 and 33-12089 on Form S-8.

We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



Deloitte & Touche LLP
Philadelphia, Pennsylvania
October 14, 1996