Form 10-K
period 1996-12-31
GLATFELTER P H CO
filed 1997-03-28
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission file number
December 31, 1996                                                 1-3560

                            P. H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                           23-0628360
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)
       228 South Main Street
  Spring Grove, Pennsylvania                                      17362
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number,                                (717) 225-4711
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock of the Registrant held by non-affiliates at February 26, 1997 was $392,022,040.

Common Stock outstanding at February 26, 1997:  42,330,048 Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

                       Portions of the following documents are incorporated by reference in this Report on Form 10-K.

                       1.       Proxy Statement dated March 14, 1997 (Part III)

                                     PART I


Item 1.           Business.

                  The Registrant, a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. On January 30, 1979 the Registrant acquired by merger Bergstrom Paper Company with paper mills located in Wisconsin and Ohio. The Ohio mill was sold on September 10, 1984. On May 7, 1987 the Registrant acquired all of the outstanding capital stock of Ecusta Corporation ("Ecusta") with a paper mill located in Pisgah Forest, North Carolina and other operations in North Dakota, Canada and Australia. Ecusta was merged into and became a division of the Registrant on June 30, 1987.

                  The Registrant's paper mills are located in Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin. It manufactures printing papers and tobacco and other specialty papers.

                  The Registrant sells its products throughout the United States and in a number of foreign countries. Net export sales in 1996, 1995 and 1994 were $55,532,000, $54,961,000 and $44,821,000, respectively.

                  Most of the Registrant's printing paper products are directed at the uncoated free-sheet portion of the industry. The Registrant's printing paper products are used principally for the printing of case bound and quality paperback books, commercial and financial printing and envelope converting. Printing papers are manufactured in each of the Registrant's mills.

                  In 1996, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to financial printers and converters generally were made directly. During 1994, one of the Registrant's wholesale paper merchants, Central National-Gottesman Inc. (which buys paper through its division, Lindenmeyr Book Publishing) acquired substantially all of the assets of Perkins & Squier, another of the Registrant's wholesale paper merchants. As a result, during 1996, 1995 and 1994, Central National-Gottesman Inc. accounted for 12%, 14% and 13% of the Registrant's net sales, respectively.

                  The Registrant's tobacco and other specialty papers are used for cigarette manufacturing and other specialty uses such as the manufacture of playing cards, stamps, labels and surgical gowns. Sales of these papers are generally made directly to the converter of the paper. Tobacco papers are manufactured in the Pisgah Forest mill. Other specialty papers are manufactured in each of the Registrant's mills.

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

                  Set forth below is the amount (in thousands) and percentage of net sales contributed by each of the Registrant's two classes of similar products during each of the years ended December 31, 1996, 1995 and 1994. Sales of certain paper grades have been reclassified during 1996 to be consistent with the Registrant's definition of other specialty papers. Prior year amounts have been restated to be in conformity with the 1996 classification.

                            Years Ended December 31,

                 1996                    1995                    1994
                 ----                    ----                    ----
               Net Sales      %        Net Sales       %       Net Sales      %
               ---------      -        ---------       -       ---------      -
Printing
Papers         $355,328       63%      $421,868       68%      $302,400      63%

Tobacco
and Other
Specialty
Papers          210,756       37%       201,841       32%       175,902      37%
               --------      ---       --------      ---       --------     ---


Total          $566,084      100%      $623,709      100%      $478,302     100%


                  The competitiveness of the markets in which the Registrant sells its products varies. There are numerous concerns in the United States manufacturing printing papers and no one company holds a dominant position. Capacity in the uncoated free-sheet industry, which includes uncoated printing papers, is not expected to increase significantly for the next few years. In the tobacco papers business, while there is only one significant domestic competitor, there are numerous international competitors. The Registrant is a major tobacco papers supplier to the domestic tobacco products industry. If foreign production of tobacco products by U.S. companies increases significantly it may have an adverse effect on the Registrant's overall competitive position.

                  Service, product performance and technological advances are important competitive factors in all of the Registrant's businesses. The Registrant believes its reputation in these areas continues to be excellent.

                  Backlogs are not significant in the Registrant's business.

                  The principal raw material used at the Spring Grove mill is pulpwood. In 1996, the Registrant acquired approximately 78% of its pulpwood from saw mills and independent logging contractors and 22% from Company-owned timberlands. Hardwood and softwood purchases each constituted 50% of the pulpwood acquired. Hardwoods are still available within a relatively short distance of the Registrant's Spring Grove mill, but the radius within which the Registrant has been acquiring hardwoods continues to increase. Softwood is obtained primarily from Maryland, Delaware and Virginia. In order to protect its sources of pulpwood, the Registrant actively promotes conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company, has acquired, and is acquiring, woodlands, particularly softwood growing land, with the objective of having a significant portion of its softwood requirement available from Company-owned woodlands.

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

                  The principal raw material used by the Neenah mill is high-grade recycled wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. Wastepaper prices were relatively stable throughout 1996. It is anticipated that there will be an adequate supply of wastepaper in the future. During December 1996, the Neenah mill completed a project increasing its capacity to recycle lower quality high-grade wastepapers. Although this project did not increase the mill's total de-inking capacity, it is expected to reduce cost.

                  The major raw materials used at the Ecusta mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. The current supply of wood pulp and flax straw is sufficient for the present and anticipated future operations at the Ecusta mill. Ecusta receives a majority of its processed flax straw from the Registrant's Canadian operation.

                  Wood pulp consumed which was purchased from others comprised approximately 106,000 short tons or 23% of the total 1996 fiber requirements of the Registrant. The cost of market pulp decreased significantly during the first four months of 1996, then increased moderately and finally decreased slightly at the end of the year. Pulp prices are expected to remain low with possible increases in the second-half of 1997.

                  The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. The mill also produces excess electricity which is sold to the local power company under a long-term co-generation contract. Such net energy sales were $8,559,000 in 1996. Principal fuel sources used by the Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil which were used to produce approximately 58%, 35%, 6% and 1%, respectively, of the total energy internally generated at the Spring Grove mill in 1996.

                  The Pisgah Forest mill generates all of its steam requirements and a majority of its electrical requirements (64% in 1996) and purchases the remainder of its electric power requirements. Coal was used to produce essentially all of the mill's internally generated energy during 1996.

                  The Neenah mill generates all of its steam requirements and a portion of its electric power requirements (13% in 1996) and purchases the remainder of its electric power requirements. Gas was used to produce essentially all of the mill's internally generated energy during 1996.

                  At December 31, 1996, the Registrant had 3,029 active full-time employees.

                  Hourly employees at the Registrant's mills are represented by different locals of the United Paperworkers International Union, AFL-CIO. A five-year labor agreement covering approximately 320 employees at the Neenah mill expires in August 1997. Under this agreement, wages increased 3% in 1996. A five-year labor agreement covering approximately 740 employees in Spring Grove expires in January 1998. Under this agreement, wages increased by 3% in 1996 and are to increase by 3% in 1997. In October 1996 a five-year labor agreement covering approximately 1,035 employees at the Pisgah Forest mill was ratified. Under this agreement, which expires in October 2001, wages will increase by 3% each year.

ENVIRONMENTAL MATTERS

                  The Registrant is subject to numerous federal, state, local and foreign laws and rules and regulations thereunder with respect to air and water emissions and noise from its mills, as well as disposal of solid waste generated by its operations. It has been the Registrant's experience over many years that directives with respect to the abatement of pollution have periodically been made increasingly stringent. During the past twenty years or more, the Registrant has taken a number of measures and spent substantial sums of money both for the installation of facilities and operating expenses in order to abate air, water and noise pollution and to alleviate the problem of disposal of solid waste. In spite of the measures it has already taken, the Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that compliance therewith, when and if technologically feasible, will require additional capital expenditures and operating expenses. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. For further information with respect to such compliance, reference is made to Item 3 of this report.

                  Compliance with government environmental regulations is a matter of high priority to the Registrant. In order to meet environmental requirements, the Registrant has undertaken certain projects, the most significant of which relates to the modernization of the Spring Grove pulpmill. The pulpmill modernization project, which began in 1990, was completed during the fourth quarter of 1994 for a total cost of $171,000,000 (exclusive of capitalized interest). During 1996, the Registrant expended approximately $2,000,000 on environmental capital projects. The Registrant estimates that $12,000,000 and $8,000,000 will be expended for environmental capital projects in 1997 and 1998, respectively. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings have been and will be adversely affected to the extent that selling prices have not been and cannot be increased to offset additional incremental operating costs, including depreciation, resulting from such capital expenditures and to offset additional interest expense on the amounts expended for environmental purposes. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the U.S. paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills or the limitations which environmental compliance may place on its operations.

                  The Registrant, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been in discussions with the Wisconsin Department of Natural Resources and the United States Fish and Wildlife Service (the "USFWS") regarding the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago (the "lower Fox River") and the Bay of Green Bay. Effective as of January 31, 1997, the Registrant and the six other companies entered into an agreement with the State of Wisconsin establishing a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies.

                  Under the agreement, the companies will provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modelling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The State will act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. In general, the parties have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

                  By letter dated January 31, 1997, and received by the Registrant on February 3, 1997, the USFWS provided 60 days' notice of the intention of the United States Departments of the Interior and Commerce to commence an action for natural resources damages against the Registrant and the six other companies referred to above similarly relating to the discharge of hazardous substances into the lower Fox River. The federal trustees invited the Registrant to resume negotiations toward a non-litigated resolution of the federal trustees' claims; the negotiations had been suspended at the federal trustees' request.

                  In addition to the State and the federal trustees, the Menominee Indian Tribe of Wisconsin ("MITW") and the Oneida Indian Tribe of Wisconsin ("OITW") have asserted claims for natural resources damages against the seven companies. The MITW commenced litigation in the United States District Court for the Western District of Wisconsin against the State to establish the Tribe's off-reservation usufructuary rights to natural resources, including the Fox River. Those rights form the predicate to the MITW's natural resource damage claims. On September 16, 1996, the district court dismissed the MITW's claims and the MITW has filed an appeal to the United States Court of Appeals for the Seventh Circuit.

                  Effective as of March 1, 1997, the Registrant, the six other companies, the federal trustees, the MITW and the OITW entered into an agreement which provides that between March 1, 1997 and May 29, 1997 all limitation periods shall be tolled and the parties shall forbear from litigation. In the event that the federal trustees commence an action after expiration of the forbearance period, the Registrant does not know the amount which the federal trustees will claim as natural resources damages, but the Registrant believes that it will be substantial. The agreement with the State of Wisconsin specifically contemplates a modification to address the claims of the federal trustees and the roles of the State and the federal trustees. The parties to that agreement have invited the federal trustees to begin negotiations towards such a modification.

                  The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury, natural resource damage and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial or restoration actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves including, but not limited to, its future negotiations with the State concerning Fox River and Bay of Green Bay and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Registrant's current assessment, after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Registrant's financial condition or liquidity, but could have a material adverse effect on the Registrant's results from operations in a given year; however, there can be no assurances that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's financial condition or liquidity will not occur at some future time.


Item 2.           Properties.

                  The Registrant's executive offices are located in Spring Grove, Pennsylvania, 11 miles southwest of York. The Registrant's paper mills are located in Spring Grove, Pisgah Forest, North Carolina and Neenah, Wisconsin.

                  The Spring Grove facilities include seven uncoated paper machines with a daily capacity ranging from 12 to 298 tons and an aggregate annual capacity of about 296,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. An off-machine coater gives the Registrant a potential annual production capacity for coated paper of approximately 51,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. The Spring Grove facilities also include a pulpmill, which has a production capacity of approximately 625 tons of bleached pulp per day.

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

                  The Neenah facilities, consisting of a paper manufacturing mill, converting plant and offices, are located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 163,000 tons and a wastepaper de-inking and bleaching plant with an annual capacity of approximately 97,000 tons. The converting plant contains a paper processing area and warehouse space.

                  The Glatfelter Pulp Wood Company, a subsidiary of the Registrant, owns and manages approximately 111,000 acres of land, most of which is timberland.

                  The Registrant owns substantially all of the properties used in its papermaking operations except for certain land leased from the City of Neenah under leases expiring in 2050, on which wastewater treatment, storage and other facilities and a parking lot are located. All of the Registrant's properties, other than those which are leased, are free from any major liens or encumbrances. In conjunction with a financing transaction completed in February 1997, however, the Registrant has agreed that by August 23, 1997 it will secure the indebtedness incurred in the transaction with mortgages on real estate assets having a value of approximately $300 million. The Registrant considers that all of its buildings are in good structural condition and well maintained and its properties are suitable and adequate for present operations.


Item 3.           Pending Legal Proceedings.

                  For a discussion of potential legal procedings involving the lower Fox River, see "Environmental Matters" in Part I of this Report. The Registrant does not believe that the environmental matters discussed below will have a material effect on its business or consolidated financial position.

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

                  During 1990 and again in 1991, the Pennsylvania DEP proposed to reissue the Registrant's waste water discharge permit on terms with which the Registrant does not agree. On March 4, 1997 the Pennsylvania DEP sent to the Registrant a revised proposed waste water discharge permit which still contains some terms to which the Registrant ogjects. The Registrant plans to file appropriate comments, and intends to contest those terms should they be included in the final permit.

                  The Wisconsin DNR has reissued the Registrant's wastewater discharge permit for the Neenah mill on terms unacceptable to the Registrant. The Registrant has requested an adjudicatory hearing on the terms of that permit. The Wisconsin Paper Council is presently engaged in joint negotiation of some issues common to a number of permits issued at the same time to similar mills. At the conclusion of those negotiations, the Registrant will litigate or settle any remaining individual issues.



Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not Applicable.


Executive Officers of the Registrant.

Executive Officers               Office                                         Age
------------------               ------                                         ---
T. C. Norris                     Chairman of the Board,                         58
                                 President and Chief Executive
                                 Officer (a)

G. H. Glatfelter II              Senior Vice President (b)                      45

R. P. Newcomer                   Senior Vice President,                         48
                                 Treasurer and Chief Financial
                                 Officer (c)

R. S. Lawrence                   Vice President - General                       57
                                 Manager, Ecusta Paper Division
                                 (d)

R. L. Miller                     Vice President - Administration                50
                                 (e)

J. F. Myers                      Vice President - Manufacturing                 58
                                 Technology (f)

E. J. Gillis                     Vice President - Marketing,                    49
                                 Glatfelter Paper Division (g)

Executive Officers               Office                                         Age
------------------               ------                                         ---
C. M. Smith                      Comptroller (h)                               38

R. S. Wood                       Secretary and Assistant                       39
                                 Treasurer (i)


                  Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are elected at the annual meeting of the Board held immediately after the annual meeting of shareholders.

--------------------

(a) Mr. Norris became Chairman of the Board on April 27, 1988. Prior thereto he was President and Chief Executive Officer.

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

(d) Mr. Lawrence became Vice President - General Manager, Ecusta Paper Division in May 1993. Prior to May 1993, he was Director of Planning, Acquisitions and Governmental Affairs.

(e) Mr. Miller became Vice President - Administration in September 1995. From August 1994 to September 1995, he was Director of Planning, Acquisitions and Governmental Affairs. He was Director, Marketing Services from May 1993 to August 1994; prior to May 1993, he was Director, Customer Services.

(f)      Dr. Myers became Vice President - Manufacturing Technology on April 26,
         1989.

(g) Mr. Gillis became Vice President - Marketing, Glatfelter Paper Division in May 1993. Prior to May 1993, he was Vice President - Sales, Glatfelter Paper Division.

(h) Mr. Smith became Comptroller in May 1993. Prior to May 1993, he was a Financial Analyst.

(i) Mr. Wood became Secretary and Assistant Treasurer in September 1992. Prior to September 1992, he was Assistant Secretary and Assistant Treasurer.

                                     PART II


Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters.

Common Stock Prices and Dividends Paid Information

The table below shows the high and low prices of the Registrant's common stock on the American Stock Exchange (Ticket Symbol "GLT") and the dividends paid per share for each quarter during the past two years.

                           1996                                                         1995
==============================================================================================================
Quarter             High           Low          Dividends            High              Low         Dividends
1st               $18            $15 5/8          $.175            $18 3/8           $15 3/8        $.175
2nd                18 3/8         16 1/4           .175             20 1/4            17 1/2         .175
3rd                18 5/8         16 3/4           .175             23 5/8            19 3/4         .175
4th                19 5/8         16 3/4           .175             22 3/8            15 7/8         .175

As of December 31, 1996, the Registrant had 4,290 shareholders of record. A number of the shareholders of record are nominees.


Item 6.           Selected Financial Data.

           Seven-Year Summary of Selected Consolidated Financial Data

                             Year Ended December 31
                     (in thousands except per share amounts)

------------------------------------------------------------------------------------------------------------------------------
                          1996        1995         1994            1993           1992        1991        1990        1989
------------------------------------------------------------------------------------------------------------------------------
Net Sales               $566,084    $623,709    $ 478,302        $473,509       $540,057    $567,764    $625,429    $598,777

Income (loss) before      60,399      65,828     (118,251)(a)      20,409(c)      56,544      76,049      88,332      92,864
 accounting changes

Income (loss) per           1.41        1.49        (2.67)(a)         .46(c)        1.27        1.67        1.88        1.93
 common share before
 accounting changes

Total assets             715,310     673,107      650,810(b)      842,087(d)     648,464     630,115     598,842     550,015

Debt                     150,000     150,000      174,100         150,000         10,100          __          __       1,100

Cash dividends          $    .70    $    .70    $     .70        $    .70       $    .70    $    .60    $   .575    $    .50
 declared per
 common share

--------------

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

Item 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES


OVERVIEW

The Company classifies its sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. The Spring Grove, Pennsylvania and Neenah, Wisconsin mills produce printing papers and specialty papers. The Pisgah Forest mill (hereinafter referred to as the "Ecusta Division" or "Ecusta") produces printing papers and tobacco and other specialty papers. Sales of certain paper grades have been reclassified during 1996 to be consistent with the Company's definition of other specialty papers. Prior year amounts have been restated to be in conformity with the 1996 classification.

Most of the Company's printing paper products are directed at the uncoated free-sheet portion of the industry, which experienced weak demand in the beginning of 1996. It is generally believed that this situation was caused by abnormally high customer inventory levels at the beginning of the year. The Company believes such customer inventory levels were lower at the end of 1996 than as of the beginning of the year. Prices for the Company's printing paper products declined during the year. While demand for the Company's printing paper products declined during 1996, the Company believes that demand and pricing for papers sold to the book publishing industry, which is a significant part of the Company's printing paper business, remained stronger as compared to paper sold to the rest of the printing paper market. The Company expects that sluggish conditions in the printing paper market will continue during the first half of 1997. The Company believes that demand will improve during the second half of the year and that some price relief may occur during the last six months of 1997.

Demand and pricing for tobacco and other specialty products were not significantly impacted by the softer printing paper market and remained fairly constant during the year. Domestic cigarette consumption was flat in 1996 compared to 1995 and international cigarette consumption continued to grow. Overall demand and pricing for tobacco and other specialty papers is expected to remain relatively stable throughout the coming year. A significant portion of Ecusta's sales are made to a limited number of major tobacco companies. The current legal and regulatory pressures on that industry could have an adverse effect on the future tobacco paper sales and profitability of Ecusta. Under such conditions, the Company would attempt to replace any lost sales and profitability with lightweight printing and other specialty papers.

1996 COMPARED TO 1995

Net sales in 1996 decreased $57,625,000, or 9.2%, compared to 1995. This decrease was principally caused by a decrease in average selling prices at the Spring Grove and Neenah mills. The sales volume at all the Company's mills was also down slightly in 1996 compared to 1995.

Printing paper sales decreased by $66,540,000, or 15.8%, in 1996 compared to 1995. The annual average net printing paper selling price decreased 12.2% in 1996 from 1995 due to the decrease in demand for printing papers. Demand for these papers was slow early in the year, improved in the second and third quarters, and then slowed again in the fourth quarter.

Net tobacco and other specialty paper sales increased $8,915,000, or 4.4%, in 1996 compared to 1995. The Company had a slight decrease in tobacco paper sales in 1996 compared to 1995. Tobacco paper sales volume was down 3.4% in 1996 versus 1995; however, demand was sufficient for the Company to improve its sales mix for these papers. This resulted in a slight increase in average tobacco paper selling price in 1996 compared to 1995. Other specialty paper sales increased by 12.5% in 1996 compared to 1995 as sales volume increased by 7.3%. The average selling price of other specialty papers increased by 4.9%, in part due to improved product mix.

Profit from operations before interest income and expense and taxes was $105,639,000 in 1996 compared to $116,501,000 in 1995. This decrease was the result of decreased selling prices and sales volume. Despite these decreases, gross margin increased from 22.7% in 1995 to 23.2% in 1996. The increase in gross margin was primarily a result of lower costs for market pulp, pulp substitutes and wastepaper. These cost reductions particularly benefited the Ecusta and Neenah mills which rely more on purchased fiber than the Spring Grove mill. These raw material price decreases more than offset the unfavorable impact of lower production during 1996 compared to 1995. The Company's lower production resulted in higher fixed costs per ton as fixed costs were absorbed over fewer tons produced.

Selling, general and administrative expenses were $886,000 lower in 1996 than in 1995. This decrease was primarily the result of lower profit sharing and incentive expenses, which were partially offset by increased miscellaneous general and administrative expenses. Selling, general and administrative expenses were 6.3% and 5.8% of net sales for 1996 and 1995, respectively.

Interest on debt in 1996 decreased $957,000 from 1995. This decrease was primarily the result of reduced short-term bank borrowings. The Company had average net short-term borrowings of $20,000 and $9,447,000 during 1996 and 1995, respectively, at an average interest rate of 6.1% and 6.2%, respectively. The Company had no short-term borrowings at the end of 1996. Interest on debt also decreased as a result of a lower variable interest rate on the Company's interest rate swap agreement which has a total notional principal amount of $50,000,000.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

RESULTS BY MILL

The Spring Grove mill's profit from operations decreased by $27,073,000 in 1996 compared to 1995. Net sales decreased $32,738,000 in 1996 compared to 1995 due primarily to a decrease in average selling price. Sales volume was less than 1% lower in 1996 than 1995. Cost of sales decreased slightly, primarily due to lower raw material costs, offsetting increases in other costs including depreciation. Selling, general and administrative expenses also decreased, primarily due to lower profit sharing and incentive expenses.

Despite a decrease in net sales of $24,185,000 in 1996 compared to 1995, profit from operations at the Neenah mill increased by $2,404,000. The net sales decrease was primarily the result of lower average selling price. Sales volume was approximately 2% lower in 1996 than 1995. Neenah's cost of sales decreased by $27,147,000, primarily due to significantly lower wastepaper, pulp and pulp substitute costs. Wastepaper costs were extremely high in 1995 and the 1996 costs represented a return closer to historical levels.

Profit from operations at Ecusta increased $13,807,000 in 1996 compared to 1995. Net sales were flat in 1996 compared to 1995. A slight increase in average selling price due to improved product mix offset a slight reduction in sales volume. Ecusta's cost of sales decreased significantly during the year, primarily as a result of decreased pulp costs. During the second half of 1996, the Ecusta mill purchased a significant amount of pulp, much of which remains in the Company's inventory at the end of the year.

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

Printing paper sales increased by $119,468,000, or 39.5%, in 1995 compared to 1994. The annual average net printing paper selling price increased 29.4% in 1995 from 1994 due to the significant increase in demand for printing papers as well as the Company's ability to offset increased raw material costs, particularly for market pulp, pulp substitutes and wastepaper. The increased demand for printing papers resulted in a 7.8% increase in sales volume in 1995 compared to 1994. Weakening demand resulted in some marginal price decreases during the fourth quarter of 1995. Despite these decreases, the average selling price during the fourth quarter of 1995 was significantly higher than the average selling price during the fourth quarter of 1994.

Net tobacco and other specialty paper sales increased $25,939,000, or 14.7%, in 1995 compared to 1994. The Company had a 14.2% increase in tobacco paper sales volume in 1995 over 1994. An increase in worldwide demand for tobacco paper products in general and flax based tobacco papers specifically, and a lack of industry capacity increases allowed the Company to sell more tobacco paper volume and improve its sales mix. These factors also resulted in a slight increase in average tobacco paper selling price in 1995, compared to 1994. Other specialty paper sales increased by 13.3% in 1995 compared to 1994 due to a 13.9% increase in average selling prices.

Increased sales volumes and selling prices led to a significant increase in operating profit in 1995 compared to 1994. Profit from operations, before unusual items, interest income and expense and taxes was $116,501,000 compared to $21,541,000 in 1994. The increase in average selling prices more than offset the increase in cost of products sold resulting in an increase in gross margin from 8.5% in 1994 to 22.7% in 1995. The cost of products sold increased primarily as a result of higher costs for market pulp, pulp substitutes and wastepaper. These cost increases more than offset (i) the ability of the Company to spread its fixed manufacturing costs over more tons of products manufactured during 1995 compared to 1994, and (ii) the favorable impact of lower depreciation expense of approximately $10,000,000 during 1995 compared to 1994. Increased depreciation expense at the Spring Grove mill, due primarily to the completion of the pulpmill modernization project in the fourth quarter of 1994, was more than offset by a reduction in depreciation at Ecusta in 1995 of approximately $14,400,000 compared to 1994. The decrease in Ecusta's depreciation resulted from the writedown of the net assets of Ecusta in the fourth quarter of 1994.

Selling, general and administrative expenses were $9,157,000 higher in 1995 than in 1994. This increase occurred primarily from higher profit sharing and incentive related expenses during 1995 compared to 1994. Selling, general and administrative expenses were 5.8% and 5.7% of net sales for 1995 and 1994, respectively.

Interest on debt in 1995 increased $3,901,000 over 1994. The Company capitalized $3,066,000 of interest expense in 1994. No interest expense was capitalized during 1995. The increase in interest on debt was also due to a higher variable interest rate on the Company's interest rate swap agreement which has a total notional principal amount of

$50,000,000. Interest on short-term borrowings during 1995 was $50,000 less than in 1994. The Company had no short-term borrowings at the end of 1995.

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

Profit from operations at the Neenah mill increased by $9,298,000 in 1995 compared to 1994. Net sales increased $42,370,000 in 1995 due to a significant increase in sales volume and average selling price. Neenah's 1995 profit from operations was negatively impacted by a significant increase in the cost of wastepaper. Wastepaper costs decreased during the second half of 1995 and by the end of 1995 had returned closer to historical levels.

Profit from operations at Ecusta increased $28,870,000 in 1995 compared to 1994. Net sales increased $24,611,000 in 1995, primarily due to an increase in average selling price due to improved product mix and Ecusta's ability to offset increased raw material costs, particularly for market pulp. Ecusta's increase in raw material costs was more than offset through a combination of price increases and by a decrease of approximately $14,400,000 in depreciation costs, due to the writedown of the net assets of Ecusta in the fourth quarter of 1994. Ecusta's profitability was also significantly enhanced through comprehensive cost reduction efforts.

1994 - UNUSUAL CHARGES

During 1994, the Company closely monitored the Ecusta Division and continued its efforts to maximize utilization of Ecusta's assets by attempting to direct sales volume to its more profitable grades and by controlling costs. Despite these efforts, Ecusta experienced a 1994 operating loss before an unfavorable LIFO inventory charge, unusual items, interest expense and taxes of $4,921,000. Ecusta continued to be negatively impacted by the continuing trend of declining domestic tobacco consumption, a trend which was expected to continue. Increased competition for foreign tobacco paper sales had also negatively impacted Ecusta's profitability.

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

The Company concluded that asset impairment recognition was required as the revised projected undiscounted future cash flows of the Ecusta Division were less than the carrying value. In developing the revised projections, the Company considered 1994 actual results and the Company's conclusions concerning future market conditions and the resulting impact on prices. To determine the fair value of the Ecusta Division net assets, the Company projected the present value of future cash flows using a 13% discount rate. The resulting fair value, which exceeded the offers received, was used to determine the amount of the writedown. The writedown of Ecusta's net assets reduced depreciation expense in 1995 by approximately $14,400,000 and will reduce depreciation in subsequent periods by declining amounts.

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


FINANCIAL CONDITION

Liquidity

During 1996, the Company's cash and cash equivalents increased by $12,938,000. This increase in cash and cash equivalents was due to cash generated by operations of $96,608,000 which was largely offset by the funding of $35,644,000 for capital-related projects, the payment of

$29,977,000 for dividends and the expenditure of $19,068,000 to purchase common stock for the treasury. During 1996, the Company's inventory increased by $14,153,000. This increase was primarily due to the purchase at low cost of a significant amount of market pulp for the Ecusta mill. The Company plans to reduce Ecusta's market pulp inventory to historical levels by the end of 1997.

The Company's interest rate risk is limited to its level of variable rate borrowings. In March 1993, the Company issued $150,000,000 principal amount of its 5-7/8% Notes due March 1, 1998 and immediately entered into an interest rate swap agreement having a total notional principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5-7/8% and pays a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six month intervals. The floating rate is 6.37344% for the six month period ending February 28, 1997. Although the Company can pay to terminate the swap agreement at any time, the Company intends to hold the swap agreement until its March 1, 1998 maturity. The cost to the Company to terminate the agreement fluctuates with prevailing market interest rates. As of December 31, 1996, the cost to terminate the swap agreement was approximately $430,000.

In February 1997, the Company completed a transaction pursuant to which the Company deposited approximately $155,500,000 into a trust to defease certain covenants under the indenture under which the Company's $150,000,000 5-7/8% Notes are outstanding. The amount deposited in the trust and the Company's $150,000,000 5-7/8% Notes will continue to be reported on the Company's Consolidated Balance Sheets.

The Company expects to meet all its near-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit.

Capital Resources

During 1996, the Company expended $35,644,000 for capital projects. Most of these expenditures were for maintenance related capital projects; however, approximately $2,000,000 was expended for environmental capital projects. Capital spending in 1997 is expected to increase significantly as certain large projects begun in 1996 are expected to be completed during 1997. The Company expects to complete the installation of a gravure coater and a precipitated calcium carbonate plant at the Spring Grove mill during the latter part of 1997. These projects are expected to cost approximately $15,000,000 and $9,500,000, respectively, including some minor expenditures made during 1996.

ENVIRONMENTAL MATTERS

The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, while the Company continues to negotiate with the State of Wisconsin (and expects to resume negotiations with the United States Fish and Wildlife Service) regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls
(PCBs) and other hazardous substances into the lower Fox River, on which the Company's Neenah mill is located, the cost of such restoration and damages is presently unknown but could be substantial. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's financial condition or liquidity, but could have a material adverse effect on the Company's results from operations in a given year; however, there can be no assurance that the Company's reserves will be adequate or that a material adverse effect on the Company's financial condition or liquidity will not occur at some future time.

EFFECTS OF CHANGING PRICES

The moderate levels of inflation during recent years have not had a material effect on the Company's net sales, revenues or income from operations. Although the replacement cost of assets increases during inflationary periods, earnings and cash flow may be maintained through an increase in selling prices.

FORWARD-LOOKING STATEMENTS

Any statements set forth in this annual report or otherwise made in writing or orally by the Company with regard to its expectations as to industry conditions and its financial results, demand and pricing for its products and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) variations in demand for its products; (ii) changes in the cost or availability of raw materials used by the Company, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Company's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation; (viii) adverse results in litigation; and (ix) disruptions in production and/or increased costs due to labor disputes.

Item 8.           Financial Statements and Supplementary Data.


                        CONSOLIDATED STATEMENTS OF INCOME
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

              For the Years Ended December 31, 1996, 1995 and 1994


(in thousands except per share amounts)                   1996          1995           1994
---------------------------------------------------------------------------------------------
NET SALES                                               $566,084      $623,709      $ 478,302
OTHER INCOME:
  Interest on investments and other -- net                 1,574         1,376            998
  Energy sales -- net                                      8,559         9,455          5,645
  Gain from property dispositions, etc. -- net               977         1,852          2,558
                                                        --------      --------      ---------
Total                                                    577,194       636,392        487,503
                                                        --------      --------      ---------
COSTS AND EXPENSES:
  Cost of products sold                                  434,491       482,139        437,745
  Selling, administrative and general expenses            35,490        36,376         27,219
  Interest on debt (Notes 1(h) and 10)                     9,308        10,265          6,364
                                                        --------      --------      ---------
                                                         479,289       528,780        471,328
Unusual items (Note 2)                                      --            --          208,949
                                                        --------      --------      ---------
  Total costs and expenses                               479,289       528,780        680,277
                                                        --------      --------      ---------
INCOME (LOSS) BEFORE INCOME TAXES                         97,905       107,612       (192,774)
                                                        --------      --------      ---------
INCOME TAX PROVISION (CREDIT) (Note 6):
  Current                                                 20,604        18,123            526
  Deferred                                                16,902        23,661        (75,049)
                                                        --------      --------      ---------
    Total                                                 37,506        41,784        (74,523)
                                                        --------      --------      ---------
NET INCOME (LOSS)                                       $ 60,399      $ 65,828      $(118,251)
                                                        ========      ========      =========
INCOME (LOSS) PER COMMON SHARE (Notes 1(b) and 3):      $   1.41      $   1.49      $   (2.67)

The accompanying notes are an integral part of these financial statements

                           CONSOLIDATED BALANCE SHEETS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

                           December 31, 1996 and 1995

(in thousands except share information)                                               1996           1995
-----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1(c))                                           $  31,802       $  18,864
  Marketable securities (Note 1(f))                                                     811             111
  Accounts receivable (less allowance for doubtful accounts:
    1996, $1,913; 1995, $1,979)                                                      49,703          52,052
  Inventories (Note 1(d))                                                           101,231          87,078
  Prepaid expenses                                                                    4,522           2,318
                                                                                  ---------       ---------
    Total current assets                                                            188,069         160,423
PLANT, EQUIPMENT AND TIMBERLANDS -- NET (Notes 1(e), 1(h), 2 and 7)                 455,190         451,461
OTHER ASSETS (Notes 1(f) and 4)                                                      72,051          61,223
                                                                                  ---------       ---------
    Total assets                                                                  $ 715,310       $ 673,107
                                                                                  =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                $  35,249       $  34,623
  Dividends payable                                                                   7,444           7,597
  Federal, state and local taxes (Note 6)                                             4,305             235
  Accrued compensation, other expenses and deferred income taxes                     39,185          41,553
                                                                                  ---------       ---------
    Total current liabilities                                                        86,183          84,008

LONG-TERM DEBT (Note 10)                                                            150,000         150,000
DEFERRED INCOME TAXES (Notes 1(g) and 6)                                             99,139          80,682
OTHER LONG-TERM LIABILITIES (Notes 3 and 5)                                          48,958          43,011
                                                                                  ---------       ---------
    Total liabilities                                                               384,280         357,701
                                                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
SHAREHOLDERS' EQUITY (Note 3):
  Common stock, $.01 par value; authorized -- 120,000,000 shares; issued
   (including shares in treasury:
   1996, 11,822,152; 1995, 10,926,668) -- 54,361,980 shares                             544             544
  Capital in excess of par value                                                     41,601          40,921
  Retained earnings                                                                 462,337         431,762
                                                                                  ---------       ---------
   Total                                                                            504,482         473,227
  Less cost of common stock in treasury                                            (173,452)       (157,821)
                                                                                  ---------       ---------
   Total shareholders' equity                                                       331,030         315,406
                                                                                  ---------       ---------
       Total liabilities and shareholders' equity                                 $ 715,310       $ 673,107
                                                                                  =========       =========

The accompanying notes are an integral part of these financial statements.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

              For the Years Ended December 31, 1996, 1995 and 1994

                                      Common                  Capital in                                    Total
(in thousands except                  Shares       Common    Excess of Par     Retained      Treasury    Shareholders'
shares outstanding)                 Outstanding     Stock        Value         Earnings        Stock        Equity
-----------------------------------------------    -------------------------------------------------------------------
Balance, January 1, 1994             43,987,328     $544        $39,323       $ 545,770     $(144,237)    $ 441,400
  Net loss                                                                     (118,251)                   (118,251)
  Cash dividends declared                                                       (30,884)                    (30,884)
  Delivery of treasury shares:
    Restricted stock award plan          15,012                      67                           209           276
    Employee stock purchase plans       197,489                     448                         2,745         3,193
                                     ----------     ----        -------       ---------     ---------     ---------
Balance, December 31, 1994           44,199,829      544         39,838         396,635      (141,283)      295,734
  Net income                                                                     65,828                      65,828
  Cash dividends declared                                                       (30,701)                    (30,701)
  Delivery of treasury shares:
    Employee stock purchase and
      401(k) plans                     174,929                      955                         2,402         3,357
    Employee stock options
      exercised (net)                   16,754                      128                           138           266
  Purchase of stock for treasury      (956,200)                                               (19,078)      (19,078)
                                     ----------     ----        -------       ---------     ---------     ---------
Balance, December 31, 1995           43,435,312      544         40,921         431,762      (157,821)      315,406
  Net income                                                                     60,399                      60,399
  Cash dividends declared                                                       (29,824)                    (29,824)
  Delivery of treasury shares:
    Restricted stock award plan          72,193                     223                         1,054         1,277
    Employee stock purchase and
      401(k) plans                      151,265                     447                         2,207         2,654
    Employee stock options
      exercised (net)                    12,131                      10                           176           186
  Purchase of stock for treasury     (1,131,073)                                              (19,068)      (19,068)
                                     ----------     ----        -------       ---------     ---------     ---------
Balance, December 31, 1996           42,539,828     $544        $41,601       $ 462,337     $(173,452)    $ 331,030
                                     ==========     ====        =======       =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

              For the Years Ended December 31, 1996, 1995 and 1994

(in thousands)                                                              1996          1995          1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ 60,399     $  65,828     $(118,251)
Unusual item -- writedown of impaired assets                                    --            --       208,949
Items included in net income (loss) not using (providing) cash:
  Depreciation and depletion                                                33,570        32,599        42,906
  Expense related to employee stock purchase and 401(k) plans                1,224           975           814
  Loss (gain) on disposition of fixed assets                                   169          (476)         (345)
Changes in assets and liabilities:
  Accounts receivable                                                        2,349        (3,140)      (14,572)
  Inventories                                                              (14,153)       (5,247)       11,459
  Other assets and prepaid expenses                                        (13,032)       (9,999)      (11,116)
  Accounts payable, accrued compensation, other expenses,
    deferred income taxes and other long-term liabilities                    3,555        17,096          (950)
  Federal, state and local taxes                                             4,070        (2,254)       (2,383)
  Deferred income taxes -- noncurrent                                       18,457        20,369       (70,196)
                                                                          --------     ---------     ---------
Net cash provided by operating activities                                   96,608       115,751        46,315
                                                                          --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) or maturity of investments -- net                             (700)        2,861        22,073
Proceeds from disposal of fixed assets                                         102           987         1,569
Additions to plant, equipment and timberlands                              (37,477)      (25,777)      (83,499)
Increase (decrease) in liabilities related to fixed asset acquisitions       1,833        (6,716)        1,860
                                                                          --------     ---------     ---------
Net cash used in investing activities                                      (36,242)      (28,645)      (57,997)
                                                                          --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) of short-term debt -- net                                 --       (24,100)       24,100
Dividends paid                                                             (29,977)      (30,839)      (30,847)
Purchases of common stock                                                  (19,068)      (19,078)           --
Employees' contribution -- common stock issued under
  employee benefit plans                                                     1,617         2,642         2,380
                                                                          --------     ---------     ---------
Net cash used in financing activities                                      (47,428)      (71,375)       (4,367)
                                                                          --------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                        12,938        15,731       (16,049)

CASH AND CASH EQUIVALENTS
At beginning of year                                                        18,864         3,133        19,182
                                                                          --------     ---------     ---------
At end of year                                                            $ 31,802     $  18,864     $   3,133
                                                                          ========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid For:
  Interest (net of amount capitalized)                                    $  9,684     $  10,366     $   5,832
  Income taxes                                                              20,480        21,571         2,899

The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations and Principles of Consolidation
P. H. Glatfelter Company and subsidiaries are principally manufacturers of printing papers and tobacco and other specialty papers. Headquartered in Spring Grove, Pennsylvania, the Company's paper mills are located in Spring Grove, Pisgah Forest, North Carolina and Neenah, Wisconsin. The Pisgah Forest mill is also known as the Ecusta Division. The Company's products are marketed in most parts of the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents, or direct to customers. The accounts of the Company, and its wholly-owned, significant subsidiaries, are included in the consolidated financial statements. All inter-company transactions have been eliminated.

(b) Income (Loss) per Common Share
Income (loss) per share of common stock is computed on the basis of the weighted average number of shares of common stock and common stock equivalents (Note 3) outstanding during each year.

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

(d) Inventories
Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories are valued using the last-in, first-out
(LIFO) method, and the supplies inventory is valued principally using the average cost method. Inventories at December 31 are summarized as follows:

                                         1996        1995
                                       --------    --------
                                          (in thousands)
Raw materials                          $ 36,355    $ 25,577
In-process and finished                  33,073      30,821
Supplies                                 31,803      30,680
                                       --------    --------
Total                                  $101,231    $ 87,078
                                       ========    ========

If the Company had valued all inventories using the average cost method, inventories would have been $2,571,000 and $14,563,000 higher than reported at December 31, 1996 and 1995, respectively. During 1994, the Company liquidated certain LIFO inventories. The effect of the liquidation did not have a significant impact on net income.

At December 31, 1996 and 1995, the value of the above inventories exceeded inventories for income tax purposes by approximately $20,400,000 and $22,800,000, respectively.

(e) Plant, Equipment, and Timberlands
Depreciation is computed for financial reporting on the straight-line method over the estimated useful lives of the respective assets and for income taxes principally on accelerated methods over lives established by statute or Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference (Notes 1(g) and 6).

Maintenance and repairs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the cost and related reserve are eliminated and any resultant gain or loss is included in income.

Depletion of the cost of timber is computed on a unit rate of usage by growing area based on estimated quantities of recoverable material.

Plant, equipment and timberlands accounts are summarized as follows:

                                         1996        1995
                                      ---------   ---------
                                          (in thousands)
Land and buildings                    $ 112,973   $ 110,348
Machinery and equipment                 870,116     847,535
Other                                    28,286      27,557
Less accumulated
 depreciation (Note 2)                 (585,954)   (557,075)
                                      ---------   ---------
  Total                                 425,421     428,365
Construction in progress                 12,342       6,220
Timberlands, less depletion              17,427      16,876
                                      ---------   ---------
Plant, equipment and
  timberlands -- net                  $ 455,190   $ 451,461
                                      =========   =========

(f) Investments in Debt and Equity Securities
The Company accounts for investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

Long-term investments, which are due ratably over an 18-year period and are classified as held-to-maturity, are included in "Other assets" on the Consolidated Balance Sheets at December 31, 1996 and 1995. The investments consist of approximately $11,900,000 and $13,200,000 in U.S. Treasury and government obligations in 1996 and 1995, respectively. The estimated fair value of the investments in such securities approximated the amortized cost, and therefore, there were no significant unrealized gains or losses as of December 31, 1996 and 1995. Investments in municipal debt and equity securities of $811,000 and $111,000 classi-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

fied as available-for-sale, are reported as "Marketable securities" on the Consolidated Balance Sheets at December 31, 1996 and 1995, respectively. The fair market value for such securities approximates cost.

(g) Income Tax Accounting
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Note 6). Deferred taxes are provided for differences between amounts shown for financial reporting purposes and those included with tax return filings that will reverse in future periods.

(h) Capitalized Interest
The Company capitalizes interest incurred in connection with qualified additions to property. The Company capitalized $3,066,000 of interest in 1994. The Company did not capitalize any interest in 1996 or 1995.

(i) Fair Market Value of Financial Instruments
The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, trade receivables, other assets and long-term debt approximate fair value.

(j) Long-Lived Asset Impairment
In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," assets are reviewed for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

(k) Accounting Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable based upon currently available facts and known circumstances but recognizes that actual results may differ from those estimates and assumptions (see Note 7).

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

3. KEY EMPLOYEE LONG-TERM INCENTIVE PLAN, RESTRICTED COMMON STOCK AWARD PLAN AND EMPLOYEE STOCK PURCHASE PLANS

On April 22, 1992, the common shareholders approved the 1992 Key Employee Long-Term Incentive Plan ("1992 Plan") which authorizes the issuance of up to 3,000,000 shares of the Company's common stock to eligible participants. The 1992 Plan provides for incentive stock options, non-qualified stock options, restricted stock awards, performance shares and performance units. The Company's 1988 Restricted Common Stock Award Plan ("1988 Plan") was simultaneously amended to provide that no further awards of common shares may be made thereunder.

On May 1, 1995, January 1, 1996 and January 1, 1997, the Company awarded, under the 1992 Plan, 59,620, 44,860 and 40,060 shares, respectively, subject to certain conditions, to certain key employees to be issued in whole or in part depending on the Company's degree of success in achieving certain financial performance goals during defined four-year performance periods. The May 1, 1995, January 1, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

and January 1, 1997 awards are for the performance periods ending December 31, 1998, 1999 and 2000, respectively, and if earned will be distributed the following year. Compensation expense is recognized over the performance period and is affected by the likelihood of achieving the performance goals and the fair value of the Company's common stock at the end of each reporting period. The Company expensed $504,000 and $186,000 related to these awards in 1996 and 1995, respectively. The fair market value of the shares awarded during 1997, 1996 and 1995 was $17.88, $17.16 and $17.81, respectively.

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

On March 1, 1994, under the 1988 Plan, in lieu of delivering 28,000 shares, the Company elected to pay in cash an amount equal to the fair market value of such shares. On May 2, 1994, 15,012 shares were delivered from treasury (after reduction of 8,988 shares for taxes). On May 1, 1996, in lieu of delivering 60,303 shares, the Company elected to pay in cash an amount equal to the fair value of such shares. Also on May 1, 1996, 72,193 shares were delivered from treasury (after reduction of 49,504 shares for taxes). The Company expensed $283,000, $615,000 and $740,000 related to these awards in 1996, 1995 and 1994, respectively. Shares awarded under the 1988 Plan cease to be subject to forfeiture as follows: 20,000 in each of 1997, 1998 and 1999.

The following summarizes the activity with respect to non-qualified options to purchase shares of common stock for the years ended December 31, 1996, 1995 and 1994:

                                                   1996                           1995                        1994
                                         ---------------------------    -------------------------    ------------------------
                                                           Wtd. Avg.                    Wtd. Avg.                   Wtd. Avg.
                                            Shares       Exer. Price       Shares     Exer. Price       Shares    Exer. Price
                                         ---------       -----------    ---------     -----------    ---------    -----------
Outstanding at beginning of year         1,235,910            $17.48    1,115,000          $17.42      924,000         $17.97
  Options granted                          202,030             16.91      229,660           17.81      246,000          15.44
  Options exercised                        (12,300)            15.44      (39,025)          17.42           --             --
  Options canceled                         (22,000)            17.48      (69,725)          17.61      (55,000)         17.83
                                         ---------                      ---------                    ---------
Outstanding at end of year               1,403,640             17.42    1,235,910           17.48    1,115,000          17.42
Exercisable at end of year                 816,046            $17.39      556,362          $17.17      389,000         $16.86

An additional 317,991 options became exercisable January 1, 1997 at a weighted average exercise price of $17.66. Options typically become exercisable for 25% of the shares of common stock issuable on exercise thereof, beginning January 1 of the year following the date of grant, assuming six months have passed, with options for an additional 25% of such shares becoming exercisable on January 1 of each of the next three years. Options not exercisable under this schedule are exercisable in full six months from the date of grant. All options expire on the earlier of termination of employment or ten years from the date of grant.

The exercise price represents the fair market value of the Company's common stock on the date of grant, or the average fair market value of the Company's common stock on the first day before and after the date of grant for which fair market value information was available if such information was not available on the date of grant. The exercise prices presented above are rounded to the nearest cent.

On January 1, 1997, the Company granted to certain key employees non-qualified options to purchase an aggregate of 205,750 shares of common stock. Subject to certain conditions, these stock options are exercisable as to 25% of such shares beginning on January 1, 1998 and an additional 25% of such shares beginning on January 1 of each of the next three years. These stock options, which expire on December 31, 2006, were granted at an exercise price of $17.875 per share, representing the average fair market value of the Company's common stock on Tuesday, December 31, 1996 and Thursday, January 2, 1997.

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for the non-qualified stock options and for which compensation cost has been recognized for stock awards, as described above. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

"Accounting for Stock-Based Compensation", the Company's net income and income per common share for the years ended December 31, 1996 and 1995 would have been reduced to the following pro forma amounts:

                                           1996           1995
                                         -------        -------
                                             (in thousands)
Net income:          As Reported         $60,399        $65,828
                       Pro Forma          60,289         65,793
Income per common
  share:             As Reported         $  1.41        $  1.49
                       Pro Forma            1.41           1.49

The exercise price for the options outstanding as of December 31, 1996 is between $15.44 and $17.97. Such options will expire on average in 7.2 years. The weighted average fair value of options granted during 1996 and 1995 was $4.24 and $4.46, respectively, on the date of grant.

The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: risk-free interest rate of 6.12%, expected dividend yield of 3.99%; expected lives of 10 years and expected volatility of 24%.

Under the employee stock purchase plans, eligible hourly employees may acquire shares of the Company's common stock at its fair market value. Employees may contribute up to 10% of their compensation, as defined. For employee contributions up to 6% of their compensation, the Company shall contribute, as specified in the plans, 15% of the employee's contribution.

4. RETIREMENT PLANS

The Company and its subsidiaries have trusteed noncontributory defined benefit pension plans covering substantially all of their employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding met the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $9,246,000, $6,623,000 and $6,082,000 was recognized in 1996, 1995 and 1994, respectively.

The following table sets forth the status of the Company's defined benefit pension plans at December 31, 1996 and 1995:

                                                                            1996                              1995
                                                                 ---------------------------      ---------------------------
                                                                 Overfunded      Underfunded      Overfunded      Underfunded
                                                                    Plans           Plans            Plans           Plans
                                                                 ----------      -----------      ----------      -----------
                                                                                         (in thousands)
Actuarial present value of accumulated benefit obligation:
  Vested employees                                                $(112,164)       $(38,165)       $(122,716)       $(10,347)
  Nonvested employees                                                (5,583)         (3,614)          (7,352)           (622)
                                                                  ---------        --------        ---------        --------
    Total                                                         $(117,747)       $(41,779)       $(130,068)       $(10,969)
                                                                  =========        ========        =========        ========
Projected benefit obligation for services rendered to date        $(134,657)       $(42,202)       $(145,766)       $(11,936)
Plan assets at fair value (primarily stocks, bonds and
  cash equivalents)                                                 311,567          23,854          289,772              --
                                                                  ---------        --------        ---------        --------
Plan assets in excess of (less than) projected benefit
  obligation                                                        176,910         (18,348)         144,006         (11,936)
Unrecognized net (gain) loss from past experience different
  from that assumed                                                (101,050)           (420)         (80,824)          1,302
Unrecognized prior service cost                                       6,910           9,142            9,978              --
Unrecognized net (asset) liability at January 1                     (14,901)          2,251          (17,014)          2,639
                                                                  ---------        --------        ---------        --------
Prepaid (accrued) pension cost                                    $  67,869        $ (7,375)       $  56,146        $ (7,995)
                                                                  =========        ========        =========        ========

Net pension income includes the following components:                                1996             1995            1994
                                                                                   --------        ---------        --------
                                                                                                (in thousands)
Service cost -- benefits earned during period                                      $ (4,076)       $  (3,671)       $ (3,572)
Interest cost on projected benefit obligation                                       (11,708)         (10,951)        (10,361)
Actual return on plan assets                                                         51,210           68,583           2,676
Net amortization and deferral                                                       (26,180)         (47,338)         17,339
                                                                                   --------        ---------        --------
  Net pension income                                                               $  9,246        $   6,623        $  6,082
                                                                                   ========        =========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

The assumptions used in computing the information above were as follows:

                                     1996          1995          1994
                                     ----          ----          ----
Discount rate --
  pension expense                     7.5%          8.0%          8.0%
Expected long-term rate of
  return on plan assets               9.0%          8.5%          8.5%
Discount rate -- projected
  benefit obligation                  7.5%          7.5%          8.0%
Future compensation
  growth rate                         3.5%          3.5%          3.5%

During 1995, the Company established a 401(k) plan for all salaried employees. Salaried employees may contribute up to 15% of their salary to this plan, subject to certain restrictions. The Company will contribute up to 50% of the employee's contribution, but not more than 3% of the employee's compensation, as defined, in the form of shares of the Company's common stock into the Company stock fund maintained under the 401(k) plan. During 1996 and 1995, the Company contributed shares of its common stock valued at $1,048,000 and $235,000, respectively, to the 401(k) plan.

5. OTHER POSTRETIREMENT BENEFITS

The Company provides certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded; claims are paid as incurred. The following table sets forth the plan's status as of December 31 (in thousands):

                                                1996            1995
                                              --------        --------
Accumulated postretirement
  benefit obligation:
Retirees                                      $  9,024        $  9,753
Fully eligible active plan participants          5,414           4,718
Other active plan participants                  13,392          13,860
                                              --------        --------
Accumulated postretirement
  benefit obligation                            27,830          28,331
Unrecognized net loss                           (4,594)         (5,970)
Unrecognized prior service cost                  1,356           1,506
                                              --------        --------
Accrued postretirement benefit cost           $ 24,592        $ 23,867
                                              ========        ========

Net periodic postretirement benefit cost includes the following components (in thousands):

                               1996         1995         1994
                              ------       ------       ------
Service cost                  $  732       $  730       $  585
Interest on accumulated
  benefit obligation           2,003        2,171        1,740
Net amortization and
  deferral                        75          112           20
                              ------       ------       ------
Net periodic
  postretirement
  benefit cost                $2,810       $3,013       $2,345
                              ======       ======       ======

The Company assumes an increase in the per capita cost of covered health benefits of 8.0% for 1997 decreasing to 7.0%, 6.0% and 5.5% in 1998, 1999 and 2000, respectively. The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.5% in 1996 and 1995 and 8.0% in 1994. If the health care cost trend rate increased by 1.0%, the accumulated postretirement benefit obligation as of December 31, 1996 would have been approximately $2,190,000 greater and the net periodic postretirement benefit cost would have been approximately $265,000 greater.

6. INCOME TAXES

Income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

The Company has a federal alternative minimum tax credit carryforward of $1,168,000 which has no expiration period.

Following are the domestic and foreign components of pre-tax income (loss):

                           1996           1995            1994
                          -------       --------       ---------
                                     (in thousands)
United States             $94,457       $104,989       $(194,512)
Foreign                     3,448          2,623           1,738
                          -------       --------       ---------
Total pre-tax income
  (loss)                  $97,905       $107,612       $(192,774)
                          =======       ========       =========

The income tax provision (credit) consists of the following:

                           1996           1995            1994
                          -------       --------        --------
                                     (in thousands)
Current:
Federal                   $17,816       $ 15,851        $   (202)
State                       1,801          1,711              --
Foreign                       987            561             728
                          -------       --------        --------
Total current tax
  provision                20,604         18,123             526
                          -------       --------        --------
Deferred:
Federal                    14,570         20,234         (67,446)
State                       2,297          3,823          (7,515)
Foreign                        35           (396)            (88)
                          -------       --------        --------
Total deferred tax
  provision (credit)       16,902         23,661         (75,049)
                          -------       --------        --------
Total income tax
  provision (credit)      $37,506       $ 41,784        $(74,523)
                          =======       ========        ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

The net deferred tax amounts reported on the Company's Consolidated Balance Sheets as of December 31 are as follows:

                                             1996                         1995
                            ----------------------------------------    -------
                            Federal     State     Foreign     Total      Total
                                         (in thousands)
Current liability           $ 2,653    $   499     $ --      $ 3,152    $ 4,708
Long-term liability         $82,965    $15,587     $587      $99,139    $80,682

The following are components of the net deferred tax balances as of December 31:

                                                       1996                                  1995
                                ----------------------------------------------------       --------
                                 Federal        State         Foreign         Total          Total
                                                  (in thousands)
Deferred tax assets:
  Current                       $  4,237       $   798       $     --       $  5,035       $  4,320
  Long-term                       20,236         3,591             --         23,827         26,105
                                --------       -------       --------       --------       --------
                                $ 24,473       $ 4,389       $     --       $ 28,862       $ 30,425
                                ========       =======       ========       ========       ========
Deferred tax liabilities:
  Current                       $  6,890       $ 1,297       $     --       $  8,187       $  9,028
  Long-term                      103,201        19,178            587        122,966        106,787
                                --------       -------       --------       --------       --------
                                $110,091       $20,475       $    587       $131,153       $115,815
                                ========       =======       ========       ========       ========

The tax effects of temporary differences as of December 31 are as follows:

                                                 1996           1995
                                               --------       --------
Deferred tax assets:                                (in thousands)
  Reserves                                     $  8,693       $  6,570
  Compensation                                    7,335          7,678
  Postretirement benefits                         9,558          9,308
  Federal alternative minimum tax credit          1,168          5,090
  Other                                           2,108          1,779
                                               --------       --------
                                               $ 28,862       $ 30,425
                                               ========       ========
Deferred tax liabilities:
  Property                                     $ 97,406       $ 85,640
  Pension                                        23,433         18,363
  Inventories                                     8,031          8,961
  Other                                           2,283          2,851
                                               --------       --------
                                               $131,153       $115,815
                                               ========       ========

A reconciliation between the provision (credit) for income taxes, computed by applying the statutory federal income tax rate of 35%, to income (loss) before income taxes, and the actual provision (credit) for income taxes follows:

                                                                          1996            1995                1994
                                                                        --------        --------            --------
                                                                                     (in thousands)
Federal income tax provision (credit) at statutory rate                 $ 34,267        $ 37,664            $(67,471)
State income taxes, net of federal income tax benefit (provision)          2,663           4,201             (10,043)
Tax effect of exempt earnings of foreign sales corporation                  (431)           (422)                (19)
SFAS No. 109 impact of rate increase -- State                                 --              --               2,645
Other                                                                      1,007             341                 365
                                                                        --------        --------            --------
Actual provision (credit) for income taxes                              $ 37,506        $ 41,784            $(74,523)
                                                                        ========        ========            ========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

7. COMMITMENTS AND CONTINGENCIES

The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Company does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills or the limitations which environmental compliance may place on its operations.

The Company, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been in discussions with the Wisconsin Department of Natural Resources and the United States Fish and Wildlife Service ("USFWS") regarding the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago ("the lower Fox River") and the Bay of Green Bay.

On January 30, 1997, the Company and six other companies entered into an agreement with the State of Wisconsin establishing a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies will provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The State will act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. In general, the parties have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

By letter dated January 31, 1997, and received by the Company on February 3, 1997, the USFWS provided 60 days' notice of the intention of the United States Departments of the Interior and Commerce to commence an action for natural resources damages against the Company and the six other companies referred to above similarly relating to the discharge of hazardous substances into the lower Fox River. The federal trustees invited the Company to resume negotiations toward a non-litigated resolution of the federal trustees' claims; the negotiations had been suspended at the federal trustees' request. The Company does not know the amount which the federal trustees will claim as natural resources damages, but the Company believes that it will be substantial.

The agreement with the State of Wisconsin specifically contemplates a modification to address the claims of the federal trustees and the roles of the State and the federal trustees. The parties to that agreement have invited the federal trustees to begin negotiations towards such a modification.

The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Company continues to evaluate its exposure and the level of its reserves including, but not limited to, its share of the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its future negotiations with the State concerning these areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Company's current assessment, after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Company's financial condition or liquidity, but could have a material adverse effect on the Company's results from operations in a given year; however, there can be no assurances that the Company's reserves will be adequate or that a material adverse effect on the Company's financial condition or liquidity will not occur at some future time.

During 1996, the Company expended approximately $2,000,000 on environmental capital projects. The Company estimates that $12,000,000 and $8,000,000 will be expended for environmental capital projects in 1997 and 1998, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

8. LEGAL PROCEEDINGS

The Company is involved in various lawsuits. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that such lawsuits will have a material adverse effect on the Company's financial position or results of operations or liquidity.

9. SIGNIFICANT CUSTOMER AND FOREIGN SALES

The Company sells a significant portion of its printing and writing papers through wholesale paper merchants. During 1994, two of the Company's wholesale paper merchants merged into one company, and as a result, during 1996, 1995 and 1994, this customer accounted for 12.1%, 13.9% and 13.0% of the Company's net sales, respectively. Net sales in dollars to foreign customers were 9.8%, 8.8% and 9.4% of total net sales in 1996, 1995 and 1994, respectively.

10. BORROWINGS

At December 31, 1996, the Company had available lines of credit from two different banks aggregating $100,000,000 at interest rates approximating money market rates. The Company had no short-term borrowings as of December 31, 1996 and December 31, 1995. The Company had average net short-term borrowings of $20,000 and $9,447,000 during 1996 and 1995, respectively, at an average interest rate of 6.1% and 6.2%, respectively. Maximum short-term borrowings during 1996 and 1995 were $4,000,000 and $29,400,000, respectively.

In March 1993, the Company issued $150,000,000 principal amount of its 5-7/8% Notes. These Notes will mature on March 1, 1998 and may not be redeemed prior to maturity. Interest on the Notes is payable semiannually on March 1 and September
1. The Notes are unsecured obligations of the Company.

In March 1993, the Company entered into an interest rate swap agreement having a total notional principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5-7/8% and pays a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six month intervals. The floating rate is 6.37344% for the six month period ending February 28, 1997. The agreement converts a portion of the Company's debt obligation from a fixed rate to a floating rate basis. Under the agreement, the Company recognized net interest expense of $174,000 and $453,000 in 1996 and 1995, respectively, and net interest income of $433,000 in 1994. These amounts are included in "Interest on debt" on the Company's Consolidated Statements of Income. The Company has pledged $2,100,000 of its other assets as security under the swap agreement. Although the Company can pay to terminate the swap agreement at any time, the Company intends to hold the swap agreement until its March 1, 1998 maturity. The cost to the Company to terminate the agreement fluctuates with prevailing market interest rates. As of December 31, 1996, the cost to terminate the swap agreement was approximately $430,000.

The Company has approximately $9,226,000 of letters of credit outstanding as of December 31, 1996. The Company bears the credit risk on this amount to the extent that the Company does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.

11. SUBSEQUENT EVENT

In February 1997, the Company invested approximately $122,500,000 to acquire approximately 99.9% of the voting Class A common stock of a company that intends to qualify as a qualified real estate investment trust (REIT). The REIT also issued $150,000,000 of Step-Down Preferred Stock, with an initial dividend of approximately 13.9%, to other investors. Prospectively, the REIT will be consolidated in the Company's consolidated financial statements and a "minority interest" will be reported. The REIT's dividend payments will include an amortization component of the minority interest for financial reporting purposes; the effective yield on the preferred stock is approximately 8.1%.

Also in February 1997, the Company borrowed $270,000,000 from the REIT under a Note to be secured by certain of the Company's real estate assets with a value of 110% of the principal amount of the Note.

Using the proceeds of the Note and other available cash, the Company immediately repaid, with interest, the amount borrowed to purchase the common stock of the REIT. The Company also deposited approximately $155,500,000 into a trust to defease certain covenants under the Company's indenture dated as of January 15, 1993 under which the Company's $150,000,000 5-7/8% Notes due March 1, 1998, are outstanding. The amount deposited will be applied solely to pay principal and interest due on the 5-7/8% Notes. In accordance with Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", the amount deposited in the trust and the Company's $150,000,000 5-7/8% Notes will be reported on the Company's Consolidated Balance Sheets until March 1, 1998.

Subsequently, the Internal Revenue Service announced that it expects to issue regulations that could cause the Company to lose certain expected benefits of the transaction, but which would not otherwise materially adversely affect the Company.

                                  MANAGEMENT'S
                              RESPONSIBILITY REPORT

The management of P.H. Glatfelter Company has prepared and is responsible for the Company's consolidated financial statements and other corroborating information contained herein. Management bears responsibility for the integrity of these statements which have been prepared in accordance with generally accepted accounting principles and include management's best judgments and estimates. All information in this annual report consistently reflects the data contained in the consolidated financial statements.

The Company maintains a system of internal controls designed to provide reasonable assurance that assets are safeguarded, transactions are executed and recorded in accordance with their authorizations and financial records are maintained so as to permit the preparation of reliable financial statements. The system of internal controls is enhanced by written policies and procedures, an organizational structure providing appropriate segregation of duties, careful selection and training of qualified people and periodic reviews performed by both its internal audit department and independent auditors.

The Audit Committee of the Board of Directors, consisting exclusively of directors who are not Company employees, provides oversight of financial reporting. The Company's internal audit department and independent auditors meet with the Audit Committee on a periodic basis to discuss financial reporting and internal control issues and have completely free access to the Audit Committee.

T. C. Norris
Chairman of the Board, President
and Chief Executive Officer




R.P. Newcomer
Senior Vice President, Treasurer
and Chief Financial Officer

                       [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT


P. H. Glatfelter Company,
    Its Shareholders and Directors:

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.H. Glatfelter Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP


Philadelphia, Pennsylvania
February 24, 1997

                       SUPPLEMENTAL FINANCIAL INFORMATION
                    P.H. GLATFELTER COMPANY AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                    Net Sales                    Gross Profit                  Net Income                  Income Per
                  In Thousands                   In Thousands                 In Thousands                Common Share
               1996           1995           1996           1995          1996          1995           1996           1995
             --------       --------       --------       --------       -------       -------       --------       --------
First        $140,335       $155,037       $ 31,521       $ 29,938       $13,970       $12,514          $ .32          $ .28
Second        144,687        166,879         35,771         40,573        16,276        19,025            .38            .43
Third         139,748        160,771         30,437         36,561        13,237        17,103            .31            .39
Fourth        141,314        141,022         33,864         34,498        16,916        17,186            .40            .39
             --------       --------       --------       --------       -------       -------          -----         ------
Total        $566,084       $623,709       $131,593       $141,570       $60,399       $65,828          $1.41          $1.49
             ========       ========       ========       ========       =======       =======          =====          =====

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

                  (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to pages 2, 3 and 23 of the Registrant's Proxy Statement dated March 14, 1997.

                  (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this Report.


Item 11.  Executive Compensation.

                  The information required under this item is incorporated herein by reference to pages 12 through 20 of the Registrant's Proxy Statement dated March 14, 1997.

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

                  The information required under this item is incorporated herein by reference to pages 21 through 23 of the Registrant's Proxy Statement dated March 14, 1997.


Item 13.          Certain Relationships and Related Transactions.

                  The information required under this item is incorporated herein by reference to page 20 of the Registrant's Proxy Statement dated March 14, 1997.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  (a)      1.       A. Financial Statements filed as part of
this report:

                           Consolidated Statements of Income for the Years
                             Ended December 31, 1996, 1995 and 1994
                           Consolidated Balance Sheets, December 31, 1996
                             and 1995
                           Consolidated Statements of Shareholders' Equity
                             for the Years Ended December 31, 1996, 1995 and
                             1994
                           Consolidated Statements of Cash Flows for the
                             Years Ended December 31, 1996, 1995 and 1994
                           Notes to Consolidated Financial Statements for
                             the Years Ended December 31, 1996, 1995 and
                             1994

                                    B. Supplementary Data for each of the three
years in the period ended December 31, 1996.

                  2.       Financial Statement Schedules (Consolidated):

                           For Each of the Three Years in the Period Ended
December 31, 1996:

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

                  (b)      Exhibits:

Number                         Description of Documents
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

(3)(b) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR) (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31,
                  1993).

(3)(c)            By-Laws as amended through March 14, 1996.

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

(4)(c)            Escrow Agreement, dated as of February 24, 1997 between
                  P. H. Glatfelter Company and the Bank of New York relating 5 7/8% Notes due March 1, 1998.

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 13, 1997 (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated
                  March 14, 1997).

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

(10)(h)           Loan Agreement, dated February 24, 1997 between P. H.
                  Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender.

(10)(i) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin.

(11)              Computation of Earnings Per Share

(21)              Subsidiaries of the Registrant

(23)              Consent of Independent Certified Public Auditors

(27)              Financial Data Schedule

         (b) The Registrant filed the following report on Form 8-K during the quarter ended December 31, 1996:

                           Date of Report                        Item Reported
                           --------------                        -------------
                           December 23, 1996                           5

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 P. H. GLATFELTER COMPANY
                                                 (Registrant)
March 28, 1997
                                                 By /s/ T. C. Norris
                                                    ----------------------------
                                                        T. C. Norris
                                                        Chairman of the Board

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Date                Signature                Capacity
         ----                ---------                --------

March 28, 1997             /s/ T. C. Norris              Principal Executive
                           ----------------------------
                           T. C. Norris                  Officer and Director

March 28, 1997             /s/ R. P. Newcomer            Principal Financial
                           ----------------------------
                           R. P. Newcomer                Officer, Senior Vice
                                                         President and
                                                         Treasurer

March 28, 1997             /s/ C. M. Smith               Comptroller
                           ----------------------------
                           C. M. Smith

March 28, 1997             /s/ R. E. Chappell            Director
                           ----------------------------
                           R. E. Chappell

March 28, 1997             /s/ N. DeBenedictis           Director
                           ----------------------------
                           N. DeBenedictis

March 28, 1997             /s/ G. H. Glatfelter          Director
                           ----------------------------
                           G. H. Glatfelter

March 28, 1997             /s/ G. H. Glatfelter II       Director
                           ----------------------------
                           G. H. Glatfelter II

March 28, 1997             /s/ R. S. Hillas              Director
                           ----------------------------
                           R. S. Hillas

March 28, 1997             /s/ M. A. Johnson II          Director
                           ----------------------------
                           M. A. Johnson II

March 28, 1997             /s/ R. W. Kelso               Director
                           ----------------------------
                           R. W. Kelso

March 28, 1997                      /s/ P. R. Roedel            Director
                           ----------------------------
                                    P. R. Roedel

March 28, 1997                      /s/ J. M. Sanzo             Director
                           ----------------------------
                                    J. M. Sanzo

March 28, 1997                      /s/ R. L. Smoot             Director
                           ----------------------------
                                    R. L. Smoot

    P. H. GLATFELTER COMPANY
    AND SUBSIDIARIES

    Financial Statement Schedule
    For Each of the Three Years in the
    Period Ended December 31, 1996 and
    Independent Auditors' Report




    Prepared for Filing As Part of
    Annual Report (Form 10-K)
    to the Securities and Exchange Commission

                                                                     SCHEDULE II
P.H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS

                                                                     ALLOWANCES FOR
                              --------------------------------------------------------------------------------------------
                                            Doubtful Accounts                                 Sales Discounts
                              ----------------------------------------------  --------------------------------------------
                                   1996            1995            1994            1996           1995            1994
Balance, beginning of  year    $ 1,979,000     $ 1,850,000     $ 1,838,000     $   501,000     $   560,100     $  554,300

Provision                           10,000         201,000          12,000       8,866,000       7,937,700      6,619,900

Write-offs, recoveries and
  discounts allowed                (76,000)        (72,000)                     (8,816,000)     (7,996,800)    (6,614,100)
                               -----------     -----------     -----------     -----------     -----------     ----------

Balance, end of year           $ 1,913,000     $ 1,979,000     $ 1,850,000     $   551,000     $   501,000     $  560,100
                               ===========     ===========     ===========     ===========     ===========     ==========

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

(3)(b) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR) (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31,
                  1993).

(3)(c)            By-Laws as amended through March 14, 1996.

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

(4)(c)            Escrow Agreement, dated as of February 24, 1997 between
                  P. H. Glatfelter Company and the Bank of New York relating 5 7/8% Notes due March 1, 1998.

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 13, 1997 (incorporated by reference to Exhibit B of Registrant's Proxy Statement dated
                  March 14, 1997).

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

(10)(h)           Loan Agreement, dated February 24, 1997 between P. H.
                  Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender.

(10)(i) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin.

(11)              Computation of Earnings Per Share

(21)              Subsidiaries of the Registrant

(23)              Consent of Independent Certified Public Auditors

(27)              Financial Data Schedule