Form 10-Q
period 1997-03-31
GLATFELTER P H CO
filed 1997-05-14
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                         to
                               -----------------------    ----------------------

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
                                         ---    ---

Shares of Common Stock outstanding at May 12, 1997 were 42,207,026.

                           P. H. GLATFELTER COMPANY


                                     INDEX

Part I - Financial Information
------------------------------

   Financial Statements:

      Condensed Consolidated Statements of Income and Retained
         Earnings - Three Months Ended March 31, 1997 and 1996
         (Unaudited) ...............................................      3

      Condensed Consolidated Balance Sheets - March 31, 1997
         (Unaudited) and December 31, 1996..........................      4

      Condensed Consolidated Statements of Cash Flows - Three
             Months Ended March 31, 1997 and 1996 (Unaudited).......      5

      Notes to Condensed Consolidated Financial Statements
         (Unaudited)................................................      6-8

      Independent Accountants' Report...............................      9

   Management's Discussion and Analysis of Financial Condition
      and Results of Operations.....................................      10-12


Part II - Other Information.........................................      13
---------------------------

Signature...........................................................      14
---------

Index of Exhibits
-----------------

   Exhibit 10 - P.H. Glatfelter Company 1992 Key Employee
                Long-Term Incentive Plan, as amended
                April 23, 1997 (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated March 14, 1997)

   Exhibit 11 - Computation of Net Income per Share.................      16

   Exhibit 15 - Letter in Lieu of Consent Regarding Review
                Report of Unaudited Interim Financial
                Information.........................................      17

   Exhibit 27 - Financial Data Schedule.............................      18

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
     CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (in
           thousands, except number of shares and per share amounts)
                                  (UNAUDITED)

                                                Three Months Ended
                                             3/31/97           3/31/96
                                           -----------       -----------
Net sales                                  $   142,185       $   140,335

Other income - net
   Energy sales - net                            2,215             2,297
   Interest on investments and
      other - net                                1,044               182
   Gain (loss) from property
      dispositions, etc., - net                   (275)              229
                                           -----------       -----------
      Total                                    145,169           143,043

Costs and expenses
   Cost of products sold                       112,005           108,814
   Selling, general and
      administrative expenses                    8,897             8,858
   Interest on debt - net                        2,350             2,347
   Preferred stock of
       subsidiary - expense                      1,200              --
                                           -----------       -----------
       Total                                   124,452           120,019

Income before income taxes                      20,717            23,024

Income tax provision
   Current taxes                                 4,697             4,563
   Deferred taxes                                3,197             4,491
                                           -----------       -----------
      Total                                      7,894             9,054

Net income                                      12,823            13,970

Retained earnings at beginning
   of period                                   462,337           431,762
                                           -----------       -----------
      Total                                    475,160           445,732

Common stock dividends declared                  7,400             7,476
                                           -----------       -----------
Retained earnings at end
   of period                               $   467,760       $   438,256
                                           ===========       ===========
Weighted average number of common
   shares outstanding                       42,555,461        43,301,550

Net income per common share                $       .30       $       .32
                                           ===========       ===========
Dividends declared per common
   share                                   $      .175       $      .175
                                           ===========       ===========

    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                    ------
                                                3/31/97      12/31/96
                                              (unaudited)
                                              -----------   ----------
Current assets:
   Cash and cash equivalents                   $  10,412    $  31,802
   Marketable securities                         152,885          811
   Accounts receivable - net                      58,058       49,703
   Inventories:
      Raw materials                               32,070       36,355
      In process and finished products            35,883       33,073
      Supplies                                    32,890       31,803
                                               ---------    ---------
         Total inventory                         100,843      101,231

   Prepaid expenses and other current assets       4,582        4,522
                                               ---------    ---------
            Total current assets                 326,780      188,069

Plant, equipment and timberlands - net           454,110      455,190

Other assets                                      76,608       72,051
                                               ---------    ---------
               Total assets                    $ 857,498    $ 715,310
                                               =========    =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Current portion of long-term debt           $ 150,000    $      --
   Accounts payable                               30,045       35,249
   Dividends payable                               7,400        7,444
   Federal, state and local taxes                  7,346        4,305
   Accrued compensation, other expenses
     and deferred income taxes                    28,436       39,185
                                               ---------    ---------
            Total current liabilities            223,227       86,183

Long-term debt                                        --      150,000

Deferred income taxes                            102,488       99,139

Other long-term liabilities                       50,451       48,958

Preferred stock of subsidiary                    149,212           --

Commitments and contingencies

Shareholders' equity:
   Common stock                                      544          544
   Capital in excess of par value                 41,700       41,601
   Retained earnings                             467,760      462,337
                                               ---------    ---------
     Total                                       510,004      504,482
Less cost of common stock in treasury           (177,884)    (173,452)
                                               ---------    ---------
            Total shareholders' equity           332,120      331,030

               Total liabilities and
                  shareholders' equity         $ 857,498    $ 715,310
                                               =========    =========

    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                                  Three Months Ended
                                                                3/31/97         3/31/96
                                                              -----------     -----------
Cash Flows from Operating Activities:
   Net income                                                  $  12,823       $  13,970
   Items included in net income not using (providing) cash:
      Depreciation and depletion                                   9,161           8,538
      Gain on disposition of fixed assets                             37              12
      Expense related to employee stock purchase and
         401(k) plans                                                420             395
   Change in assets and liabilities:
      Accounts receivable                                         (8,355)         (1,976)
      Inventories                                                    388           1,989
      Prepaid expenses and other assets                           (4,617)         (3,531)
      Accounts payable, accrued compensation,
         other expenses, deferred income taxes
         and other long-term liabilities                         (11,958)        (10,927)
      Federal, state and local taxes                               3,041           5,450
      Deferred income taxes - non-current                          3,349           4,491
                                                              -----------     -----------
Net cash provided by operating activities                          4,289          18,411
                                                              -----------     -----------
Cash Flows from Investing Activities:
   Purchase of marketable securities and
      long-term investments - net                                 (1,723)             --
   Proceeds from disposal of fixed assets                             18              10
   Additions to plant, equipment and timberlands                  (8,196)         (4,662)
   Decrease in liabilities related to
      fixed asset acquisitions                                    (2,441)           (862)
                                                              -----------     -----------
Net cash used in investing activities                            (12,342)         (5,514)
                                                              -----------     -----------
Cash Flows from Financing Activities:
   Issuance of subsidiary's preferred stock to others            150,100              --
   Decrease in preferred stock of subsidiary                        (888)             --
   Deposit into trust to defease certain covenants of
      current portion of long-term debt                         (150,351)             --
   Dividends paid                                                 (7,444)         (7,597)
   Purchases of common stock                                      (5,188)        (12,716)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                              434             426
                                                              -----------     -----------
Net cash used in financing activities                            (13,337)        (19,887)
                                                              -----------     -----------

Net decrease in cash and cash equivalents                        (21,390)         (6,990)

Cash and Cash Equivalents:

At beginning of period                                            31,802          18,864
                                                              -----------     -----------
At end of period                                              $   10,412      $   11,874
                                                              ===========     ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                   $    4,570      $    4,920
   Income taxes                                                    1,750           3,397

    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows (in thousands):

                                                    Three Months Ended
                                                   3/31/97      3/31/96
                                                  ---------    ---------
     Federal income tax provision at
       statutory rate                              $ 7,251      $ 8,058
     State income taxes after deducting
       federal income tax benefit                      640          879
     Other                                               3          117
                                                  ---------    ---------

     Actual income tax provision                   $ 7,894      $ 9,054
                                                  =========    =========

     The deferred income tax provisions for the three-month periods ended March 31, 1997 and 1996 result from the following temporary differences (in thousands):

                                                    Three Months Ended
                                                   3/31/97      3/31/96
                                                  ---------    ---------
         Depreciation                              $ 1,990      $ 3,076
         Pensions                                    1,079        1,138
         Alternative minimum tax                       876          674
         Other                                        (748)        (397)
                                                  ---------    ---------
                                                   $ 3,197      $ 4,491
                                                  =========    =========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations.

2. The number of shares of common stock outstanding decreased by 254,992 in the first three months of 1997. This decrease was due to the repurchase of 306,500 shares of common stock for the treasury, which more than offset the delivery of 49,408 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant and the delivery of 2,100 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan. At March 31, 1997, 12,077,144 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 12,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under these authorizations, as of March 31, 1997, the Registrant had repurchased an aggregate of 11,391,803 shares for a total consideration of $192,857,511.

4. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No.128, "Earnings Per Share" ("SFAS No.128"). SFAS No.128 specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No.15, "Earnings Per Share". SFAS No.128 requires a dual presentation of basic and diluted earnings per share on the face of the Registrant's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.

     SFAS No.128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted by the Registrant for the fourth quarter and year ending December 31, 1997, all prior years' earnings per share information will be required to be restated. Assuming that SFAS No.128 had been implemented, the pro forma amounts of basic and diluted earnings per share each would have been $.30 and $.32 for the three-month periods ended March 31, 1997 and 1996, respectively. Under this statement, basic and diluted earnings per share would not have differed from the net income per common share disclosed on the Registrant's Condensed Consolidated Statements of Income and Retained Earnings.

5. In February 1997, the Registrant invested approximately $122,500,000 to acquire approximately 99.9% of the voting Class A common stock of a company that intends to qualify as a real estate investment trust ("REIT"). The REIT also issued $150,000,000 of step-down preferred stock, with an initial dividend of approximately 13.9%, to other investors. The REIT's dividend payments include an amortization component of the preferred stock; the effective yield on the preferred stock is approximately 8.1%. The REIT has been consolidated in the Registrant's financial statements and a line item entitled "preferred stock of subsidiary" has been reported on the Condensed Consolidated Balance Sheets. On the Registrant's Condensed Consolidated Statements of Income and Retained Earnings, a "preferred stock of subsidiary-expense" has been reported which represents the effective yield of the preferred stock.

     Subsequent to the establishment of the REIT in February, the Registrant borrowed $270,000,000 from the REIT under a note to be secured by certain real estate assets of the Registrant. Using the proceeds of the note and other available cash, the Registrant immediately repaid, with interest, an amount initially borrowed to purchase the common stock of the REIT. The Registrant also deposited $154,757,000 into a trust to defease certain covenants under the Registrant's indenture dated as of January 15, 1993 under which the Registrant's $150,000,000 principal amount of 5-7/8% Notes due March 1, 1998 are outstanding. On March 1, 1997 $4,406,000 of the amount in trust was used to pay interest due on the 5 7/8% Notes. The balance of the amount in trust will be applied solely to pay the principal and remaining interest due on the 5 7/8% Notes. The amount deposited in the trust is reported on the Registrant's Condensed Consolidated Balance Sheets as a component of "marketable securities", and will remain until March 1, 1998 when the Registrant's $150,000,000 principal amount of 5-7/8% Notes become due.

     Subsequent to the above transactions, the Internal Revenue Service announced that it expects to issue regulations that would cause the Registrant to lose certain tax benefits of the transaction, but would not otherwise materially adversely affect the Registrant.

6. The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills or the limitations which environmental compliance may place on its operations.

     The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury and property damage liability cannot be ascertained with any certainty due to among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. Among other environmental matters, the Registrant continues to negotiate with the State of Wisconsin and has resumed negotiations with the United States Departments of Interior and Justice and the United States Fish and Wildlife Service regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances into the lower Fox River, on which the Registrant's Neenah mill is located. The cost of such restoration and damages is presently unknown but could be substantial. The Registrant continues to evaluate its exposure and the level of its reserves. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's financial condition or liquidity, but could have a material adverse effect on the Registrant's results from operations in a given year; however, there can be no assurances that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's financial condition or liquidity will not occur at some future time.

7. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements have been reviewed by the Registrant's independent public accountants, Deloitte & Touche LLP, in accordance with the established professional standards and procedures for such limited review. No additional adjustments or disclosures were required as a result of this review.

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of
P. H. Glatfelter Company and subsidiaries as of March 31, 1997, and the related condensed consolidated statements of income and retained earnings and of cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP
Philadelphia, Pennsylvania
April 14, 1997

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

Any statements set forth below or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation;
(viii) adverse results in litigation; and (ix) disruptions in production and/or increased costs due to labor disputes.

RESULTS OF OPERATIONS:
---------------------

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income and Retained Earnings is shown below.


                                                   Comparison of Three Months Ended
                                                   March 31, 1997 and March 31, 1996
                                                   ---------------------------------
                                                           Increase (Decrease)
                                                         (dollars in thousands)
Net sales                                                 $ 1,850        1.3 %
Other income - net                                            276       10.2 %
Cost of products sold                                       3,191        2.9 %
Selling, general and
   administrative expenses                                     39        0.4 %
Interest on debt                                                3        0.1 %
Preferred stock of subsidiary-expense                       1,200        N/C
Income tax provision                                       (1,160)     -12.8 %
Net income                                                 (1,147)     - 8.2 %

N/C - not calculable

Net Sales
---------
The Registrant classifies product sales into two groups: 1) printing papers; and
2) tobacco and other specialty papers. Overall net sales increased $1,850,000, or 1.3%, for the first three months of 1997 compared to the corresponding period of 1996.

Printing paper net sales decreased $2,352,000, or 2.6%, for the first quarter of 1997 compared to the first quarter of 1996. Although printing paper net sales tons increased significantly, this increase was more than offset by the effect of lower average net selling prices for the first three months of 1997 versus the corresponding period of 1996. The average net selling price of printing papers was 17.9% lower in the first quarter of 1997 compared to the first quarter of 1996.

Increased demand and improved operating productivity, as well as improved weather conditions, were the primary factors resulting in higher printing paper net sales volume during the first three months of 1997. During this period, no unscheduled downtime was taken at any of the Registrant's three paper mills. In contrast, during the first three months of 1996 approximately seven days of unplanned downtime were taken at the Registrant's Spring Grove, Pennsylvania mill.

Although demand for the Registrant's printing papers has improved, overall industry demand remains sluggish. Customer and producer inventory levels, although lower than the first quarter of 1996, remain high. As a result, average net selling prices have decreased in the first quarter of 1997 compared to the same period of 1996. As these inventories are reduced to normal levels, demand for printing paper on an industry-wide basis should improve and result in an environment more conducive to price increases.

Modest price increases have recently been announced for certain commodity grades of uncoated-free sheet paper, including envelope papers. The price increase for envelope papers, if it holds, will have a positive impact on the Registrant's results of operations. The announced price increase on other commodity grades will not affect many of the Registrant's products but, if it holds, would be a positive signal that the market may ultimately support higher printing paper prices. There has also been a modest price increase announced for market pulp. Higher market pulp prices typically provide an environment conducive to printing paper price increases. As a result of these events, the Registrant is hopeful that some price relief for printing papers will occur later this year.

Net sales of tobacco and other specialty papers were $4,202,000, or 8.2%, higher in the first three months of 1997 compared to the first three months of 1996. This improvement was the result of increased net sales volume of 9.6%, which was partially offset by a modest 1.3% decline in average net selling prices during the first quarter of 1997 versus the first quarter of 1996. Despite a decline in domestic tobacco paper net sales of 16.4%, total tobacco paper net sales increased as export tobacco paper sales volume was particularly strong during the first three months of 1997 compared to the corresponding period in 1996. Export tobacco paper net sales volume improved 64.1% versus the comparable period in 1996. The Registrant achieved substantial increases in export tobacco paper sales volume with the large international tobacco companies as well as with other large markets such as China.

Although the Registrant expects the trend toward lower domestic tobacco consumption to continue, the favorable effects of continued growth in tobacco consumption overseas should more than negate the impact of lower shipments domestically. The Registrant continues to devote resources to increase net sales volume in other specialty papers. The installation of a gravure coater, expected to commence operation in December 1997 at the Registrant's Spring Grove mill, is a key capital project which will enable the Registrant to manufacture new products to enhance its other specialty papers business.

Other Income - Net
------------------
The Registrant's other income - net, including interest income, increased $276,000, or 10.2%, for the first three months of 1997 compared to the corresponding period of 1996. Interest income was $862,000 higher in the first quarter of 1997 versus the first quarter of 1996. In February 1997, the net proceeds from the issuance by a subsidiary of the Registrant of $150,000,000 of step-down preferred stock were invested in interest-bearing marketable securities. The additional interest earned on these securities resulted in a significant increase in the Registrant's interest income. This increase in interest income was partially offset by lower income from energy sales and higher miscellaneous other expenses.

Cost of Products Sold
---------------------

The Registrant's gross margin decreased $1,341,000 during the first three months of 1997 compared to the same period of 1996. Gross margin as a percentage of net sales declined from 22.5% for the first quarter of 1996 to 21.2% for the first quarter of 1997. This decrease was the result of lower average net selling prices, which more than offset a decrease in the cost of products sold per ton. Fiber costs were lower, particularly for purchased pulp and wastepaper. The cost of products sold per ton was also lower as the Registrant's fixed costs for its manufacturing process were absorbed over more tons of products manufactured during the first three months of 1997 versus the comparable period of 1996.

Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the first quarter of 1997 were $39,000, or 0.4%, higher than for the comparable period of 1996.

Interest on Debt
----------------

The Registrant's interest on debt for the first three months of 1997 was nearly the same as for the first three months of 1996. The need for short-term bank borrowings was negligible during both periods.

Preferred Stock of Subsidiary-Expense
-------------------------------------
During the first quarter of 1997, the Registrant's preferred stock of subsidiary-expense was $1,200,000. This expense represents the effective yield on the $150,000,000 step-down preferred stock issued in February 1997 by a subsidiary of the Registrant, as discussed in Note 5 to the Registrant's condensed consolidated financial statements.

Income Tax Provision
--------------------

The Registrant's provision for income taxes decreased by $1,160,000, or 12.8%, for the first quarter of 1997 compared to the same period in 1996, primarily due to lower taxable income. The Registrant's provision for income taxes was also lower due to a modest decrease in its effective tax rate.

The Internal Revenue Service announced that it expects to issue regulations that would cause the Registrant to lose certain tax benefits of the REIT transaction described in Note 5 to the Registrant's condensed consolidated financial statements. The Registrant's tax provision includes a reserve for the loss of such potential tax benefits. The ultimate outcome of this matter is not determinable at this time and it is uncertain if the tax benefits related to this transaction will be realized.

FINANCIAL CONDITION:
-------------------

Liquidity
---------

The Registrant's cash and cash equivalents decreased by $21,390,000 during the first three months of 1997. Significant uses of cash in the first three months of 1997 were $5,188,000 for purchases of common stock for the treasury, $7,444,000 for the payment of dividends, and $10,637,000 for the funding of capital projects.

Subsequent to the REIT transaction completed in February 1997, the Registrant deposited $154,757,000 into a trust to defease certain covenants under the Registrant's indenture dated as of January 15, 1993 under which the Registrant's $150,000,000 principal amount of 5-7/8% Notes due March 1, 1998 are outstanding. On March 1, 1997 $4,406,000 of the amount in trust was used to pay interest due on the 5 7/8% Notes. The balance of the amount in trust will be applied solely to pay the principal and remaining interest due on the 5 7/8% Notes.

The Registrant expects to meet all of its near and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit. Should the Registrant not realize the tax benefits contemplated by the REIT transaction, the transaction will be undone and additional long-term borrowings may be necessary.

Capital Resources
-----------------

The Registrant's $15,000,000 capital project to install a gravure coater at its Spring Grove mill continues to progress on schedule. This project is expected to be completed in December 1997. Through March 1997 a total of $2,655,000 had been spent on this project, including $2,131,000 of expenditures during the current year. A project to install a precipitated calcium carbonate plant at the Registrant's Spring Grove facility also continues and is scheduled for completion during the first quarter of 1998. Through March 1997 the Registrant had spent a total of $996,000 of the $9,500,000 committed to this project. Of this amount, $193,000 occurred during the first quarter of 1997.



ENVIRONMENTAL MATTERS:
---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with the State of Wisconsin and has resumed negotiations with the United States Departments of Interior and Justice and the United States Fish and Wildlife Service regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances into the lower Fox River, on which the Registrant's Neenah mill is located. The cost of such restoration and damages is presently unknown but could be substantial. The Registrant's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on its financial condition or liquidity, but could have a material adverse effect on the Registrant's results from operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's financial condition or liquidity will not occur at some future time.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Registrant's Annual Meeting of Shareholders was held on April 23, 1997. All of management's nominees for Directors were elected by the shareholders. The votes cast for election of Directors were as follows (cumulative voting applied):


                                                                For              Withheld
                                                                ---              --------
           Elected for a term expiring in 1999:
           R. W. Kelso                                       37,012,236          558,703

           Elected for a term expiring in 2000:
           R. E. Chappell                                    36,724,895           846,044
           G. H. Glatfelter II                               37,023,820           547,119
           T. C. Norris                                      37,021,544           549,395
           R. L. Smoot                                       36,810,782           760,157

At the meeting the holders of common stock also approved amendments to the Registrant's 1992 Key Employee Long-Term Incentive Plan. These amendments increased the maximum aggregate number of shares of common stock which may be issued under the plan, limited the maximum number of shares of common stock with respect to which options may be granted under the plan to any individual during any calendar year, extended the termination date for the plan by five years, permitted directors to be granted stock options and restricted stock awards under the plan, granted the Compensation Committee of the Board of Directors greater authority to accelerate the exercisability or vesting of awards and extend the post-termination exercise periods for options granted under the plan, specified the types of performance goals that the Compensation Committee may use when granting performance-based awards, limited the number of performance shares and the dollar amount of any performance units awarded to any individual during any calendar year, and required that the Registrant seek shareholder approval of future amendments to the plan only if such approval is necessary to comply with applicable rules and regulations. The holders of common stock voted 29,829,892 shares in favor of approval to the amendments, 2,306,730 shares against approval, and abstained from voting 839,742 shares; 4,594,575 shares were broker non-votes.

In addition, the common shareholders approved the Registrant's Management Incentive Plan. This plan essentially establishes incentive bonus opportunities designed to encourage greater efforts on the part of key salaried employees to increase the Registrant's profits. The holders of 34,312,914 shares of common stock voted in favor of approval to the Management Incentive Plan, the holders of 556,728 shares voted against approval, the holders of 1,139,413 shares abstained from voting, and the holders of 1,561,884 shares were broker non-votes.

No other matters were voted upon at the meeting.

Item 6.  Exhibits and Reports on Form 8-K


                     (a)       Exhibits
                               --------

                               Number                         Description of Documents
                               ------                         ------------------------
                                 10                           P.H. Glatfelter Company 1992 Key Employee
                                                              Long-Term Incentive Plan, as amended
                                                              April 23, 1997 (incorporated by reference
                                                              to Exhibit A of Registrant's Proxy Statement
                                                              dated March 14, 1997).

                                 11                           Computation of Net Income per Share


                                 15                           Letter in Lieu of Consent Regarding Review
                                                              Report of Unaudited Interim Financial
                                                              Information

                                 27                           Financial Data Schedule

                     (b) The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 1997:

                               Date of Report                                                Item Reported
                               --------------                                                -------------
                               January 27, 1997                                                        5
                               January 30, 1997                                                        5

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     P. H. GLATFELTER COMPANY




Date:  May 14, 1997                  _____________________________
                                     R. P. Newcomer
                                     Senior Vice President
                                     and Chief Financial Officer

                          INDEX OF EXHIBITS
                          -----------------


       Number                Description of Documents
       ------                ------------------------
         10                  P.H. Glatfelter Company 1992 Key Employee
                             Long-Term Incentive Plan, as amended
                             April 23, 1997 (incorporated by reference
                             to Exhibit A of Registrant's Proxy Statement
                             dated March 14, 1997).

         11                  Computation of Net Income per Share

         15                  Letter in Lieu of Consent Regarding
                             Review Report of Unaudited Interim
                             Financial Information

         27                  Financial Data Schedule

                                       15