Form 10-Q
period 1997-06-30
GLATFELTER P H CO
filed 1997-08-12
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


     (Mark One)

     (X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997
                                    -------------

     ( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from                  to
                                    ----------------    --------------


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


Shares of Common Stock outstanding at August 6, 1997 were 42,092,806.

                           P. H. GLATFELTER COMPANY

                                     INDEX



Part I - Financial Information
------------------------------

  Financial Statements:

     Condensed Consolidated Statements of Income and Retained
         Earnings - Three Months and Six Months Ended June 30,
         1997 and 1996 (Unaudited) .............................        3

     Condensed Consolidated Balance Sheets - June 30, 1997
         (Unaudited) and December 31, 1996......................        4

     Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 1997 and 1996 (Unaudited)........        5

     Notes to Condensed Consolidated Financial Statements
         (Unaudited)............................................        6-9

     Independent Accountants' Report............................        10

  Management's Discussion and Analysis of Financial Condition
     and Results of Operations..................................        11-15

Part II - Other Information.....................................        16
---------------------------

Signature.......................................................        17
---------

Index of Exhibits...............................................        18
-----------------

  Exhibit 11 - Computation of Net Income per Share..............        19

  Exhibit 15 - Letter in Lieu of Consent Regarding Review
               Report of Unaudited Interim Financial
               Information......................................        20

  Exhibit 27 - Financial Data Schedule..........................        21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
          (in thousands, except number of shares and per share amounts)
                                   (UNAUDITED)

                                                        Three Months Ended                        Six Months Ended
                                                    6/30/97             6/30/96              6/30/97              6/30/96
                                               ----------------    ----------------     -----------------   ------------------
Net sales                                    $         141,935   $         144,687    $          284,120  $           285,022

Other income - net
   Energy sales - net                                    2,500               2,410                 4,715                4,707
   Interest on investments and
      other - net                                        2,036                 394                 3,080                  576
   Gain from property
      dispositions, etc., - net                          2,178                  66                 1,903                  295
                                               ----------------    ----------------     -----------------   ------------------
               Total                                   148,649             147,557               293,818              290,600

Costs and expenses
   Cost of products sold                               114,835             108,916               226,840              217,730
   Selling, general and
      administrative expenses                            9,980               9,770                18,877               18,628
   Interest on debt - net                                2,349               2,297                 4,699                4,644
   Preferred stock of
      subsidiary - expense                               2,975                --                   4,175                  --
                                               ----------------    ----------------     -----------------   ------------------
               Total                                   130,139             120,983               254,591              241,002

Income before income taxes                              18,510              26,574                39,227               49,598

Income tax provision
   Current taxes                                        11,738               5,713                16,435               10,276
   Deferred taxes                                       (4,450)              4,585                (1,253)               9,076
                                               ----------------    ----------------     -----------------   ------------------
               Total                                     7,288              10,298                15,182               19,352

Net income                                              11,222              16,276                24,045               30,246

Retained earnings at beginning
   of period                                           467,760             438,256               462,337              431,762
                                               ----------------    ----------------     -----------------   ------------------
               Total                                   478,982             454,532               486,382              462,008

Common stock dividends declared                          7,374               7,463                14,774               14,939
                                               ----------------    ----------------     -----------------   ------------------

Retained earnings at end
   of period                                 $         471,608   $         447,069    $          471,608  $           447,069
                                               ================    ================     =================   ==================

Weighted average number of common
   shares outstanding                               42,337,950          42,846,262            42,446,104           43,073,896

Net income per common share                  $            0.27   $            0.38    $             0.57  $              0.70
                                               ================    ================     =================   ==================

Dividends declared per common
   share                                     $           0.175   $           0.175    $             0.35  $              0.35
                                               ================    ================     =================   ==================

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                     ASSETS
                                     ------

                                                                                 6/30/97                      12/31/96
                                                                               (unaudited)
                                                                           --------------------          --------------------
Current assets:
   Cash and cash equivalents                                             $              16,236         $              31,802
   Marketable securities                                                               155,464                           811
   Accounts receivable - net                                                            51,771                        49,703
   Inventories:
      Raw materials                                                                     33,181                        36,355
      In process and finished products                                                  35,963                        33,073
      Supplies                                                                          33,193                        31,803
                                                                           --------------------          --------------------
         Total inventory                                                               102,337                       101,231

   Prepaid expenses and other current assets                                             3,650                         4,522
                                                                           --------------------          --------------------
            Total current assets                                                       329,458                       188,069

Plant, equipment and timberlands - net                                                 456,401                       455,190

Other assets                                                                            76,946                        72,051
                                                                           --------------------          --------------------
               Total assets                                              $             862,805         $             715,310
                                                                           ====================          ====================

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
                                           ------------------------------------

Current liabilities:
   Current portion of long-term debt                                     $             150,000         $                  -
   Accounts payable                                                                     33,497                        35,249
   Dividends payable                                                                     7,374                         7,444
   Federal, state and local taxes                                                        6,607                         4,305
   Accrued compensation, other expenses
      and deferred income taxes                                                         33,587                        39,185
                                                                           --------------------          --------------------
            Total current liabilities                                                  231,065                        86,183

Long-term debt                                                                              -                        150,000

Deferred income taxes                                                                   98,190                        99,139

Other long-term liabilities                                                             52,887                        48,958

Preferred stock of subsidiary                                                          146,967                            -

Commitments and contingencies

Shareholders' equity:
   Common stock                                                                            544                           544
   Capital in excess of par value                                                       42,045                        41,601
   Retained earnings                                                                   471,608                       462,337
                                                                           --------------------          --------------------
                 Total                                                                 514,197                       504,482
Less cost of common stock in treasury                                                 (180,501)                     (173,452)
                                                                           --------------------          --------------------
                 Total shareholders' equity                                            333,696                       331,030

               Total liabilities and
                  shareholders' equity                                   $             862,805         $             715,310
                                                                           ====================          ====================

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                          6/30/97                 6/30/96
                                                                                      ----------------        ----------------
Cash Flows from Operating Activities:
   Net income                                                                       $          24,045       $          30,246
   Items included in net income not using (providing) cash:
      Depreciation and depletion                                                               18,150                  17,126
      Gain on disposition of fixed assets                                                      (2,151)                    (42)
      Expense related to employee stock purchase and
         401(k) plans                                                                             709                     672
   Change in assets and liabilities:
      Accounts receivable                                                                      (2,068)                 (4,381)
      Inventories                                                                              (1,106)                 (1,514)
      Prepaid expenses and other assets                                                        (4,023)                 (6,549)
      Accounts payable, accrued compensation,
         other expenses, deferred income taxes
         and other long-term liabilities                                                         (811)                 (3,484)
      Federal, state and local taxes                                                            2,302                   2,853
      Deferred income taxes - non-current                                                        (949)                  9,076
                                                                                      ----------------        ----------------
Net cash provided by operating activities                                                      34,098                  44,003
                                                                                      ----------------        ----------------

Cash Flows from Investing Activities:
   Purchase of marketable securities and
      long-term investments - net                                                              (4,302)                      -
   Proceeds from disposal of fixed assets                                                       3,634                      67
   Additions to plant, equipment and timberlands                                              (20,922)                (12,344)
   Decrease in liabilities related to
      fixed asset acquisitions                                                                 (2,119)                   (542)
                                                                                      ----------------        ----------------
Net cash used in investing activities                                                         (23,709)                (12,819)
                                                                                      ----------------        ----------------

Cash Flows from Financing Activities:
   Issuance of subsidiary's preferred stock to others                                         150,100                       -
   Decrease in preferred stock of subsidiary                                                   (3,133)                      -
   Deposit into trust to defease certain covenants
      related to indebtedness                                                                (150,351)                      -
   Dividends paid                                                                             (14,844)                (15,073)
   Purchases of common stock                                                                   (8,600)                (15,823)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                                                           873                     797
                                                                                      ----------------        ----------------
Net cash used in financing activities                                                         (25,955)                (30,099)
                                                                                      ----------------        ----------------

Net increase (decrease) in cash and cash equivalents                                          (15,566)                  1,085

Cash and Cash Equivalents:

At beginning of period                                                                         31,802                  18,864
                                                                                      ----------------        ----------------
At end of period                                                                    $          16,236       $          19,949
                                                                                      ================        ================

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                                         $           4,871       $           5,203
   Income taxes                                                                                14,572                  11,711

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows (in thousands):


                                                           Three Months Ended           Six Months Ended
                                                           6/30/97   6/30/96            6/30/97   6/30/96
                                                          --------- ---------          --------- ---------
    Federal income tax provision at
      statutory rate                                      $  6,478  $  9,301           $ 13,729  $ 17,359
    State income taxes after deducting
      federal income tax benefit                               512     1,001              1,152     1,880
    Other                                                      298        (4)               301       113
                                                          --------  --------           --------  --------

    Actual income tax provision                           $  7,288  $ 10,298           $ 15,182  $ 19,352
                                                          ========  ========           ========  ========


     The deferred income tax provisions for the six-month periods ended June 30, 1997 and 1996 result from the following temporary differences (in thousands):


                                                    Six Months Ended
                                                   6/30/97    6/30/96
                                                  ---------  ---------
           Depreciation                           $ (2,410)  $  6,152
           Pensions                                  2,186      2,340
           Alternative minimum tax                   1,168      1,907
           Other                                    (2,197)    (1,323)
                                                  --------   --------
                                                  $ (1,253)  $  9,076
                                                  ========   ========


     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations. The deferred income tax provisions reflect the impact of any audits by federal and state authorities.

2. The number of shares of common stock outstanding decreased by 403,851 in the first six months of 1997. This decrease was due to the repurchase of 509,500 shares of common stock for the treasury, which more than offset the delivery of 86,199 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant, the delivery of 6,100 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan and the delivery of 13,350 treasury shares pursuant to stock awards granted under the Registrant's 1988 Restricted Common Stock Award Plan. At June 30, 1997, 12,226,003 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 12,000,000 shares of the Registrant's common stock in the aggregate. Repurchased shares are added to the treasury and are available for future sale. Under this authorization, as of June 30, 1997, the Registrant had repurchased an aggregate of 11,594,803 shares for a total consideration of $ 196,270,357.

4. Pursuant to the Registrant's 1992 Key Employee Long-Term Incentive Plan (the "Plan"), on July 1, 1997 the Registrant granted to certain key employees non-qualified stock options to purchase an aggregate of 147,000 shares of common stock. Of this amount, stock options for 128,000 shares of common stock, subject to certain conditions, are exercisable for 25% of such shares beginning on January 1, 1998 and for an additional 25% of such shares beginning on January 1 of each of the next three years. Subject to certain conditions, the remaining 19,000 stock options are exercisable beginning on January 1, 1998. All of the stock options, which expire on June 30, 2007, were granted at an exercise price of $18.78125 per share, representing the fair market value of the Registrant's common stock on July 1, 1997.

5. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share". SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the Registrant's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method.

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted by the Registrant for the fourth quarter and year ending December 31, 1997, all prior years' earnings per share information will be required to be restated. Assuming that SFAS No. 128 had been implemented, the pro forma amounts of both basic and diluted earnings per share would have been $.27 and $.38 for the three-month periods ended June 30, 1997 and 1996, respectively, and $.57 for the six-month period ended June 30, 1997. For the six-month period ended June 30, 1996, basic earnings per share would have been $.71 and diluted earnings per share would have been $.70.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997, although earlier adoption is permitted. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Registrant's consolidated financial statements, its adoption will not have any impact on the Registrant's consolidated financial position or results of operations. The Registrant expects to adopt SFAS No. 130 effective January 1, 1998.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Registrant is evaluating whether the adoption of this statement will result in any changes to its presentation of financial data. The Registrant expects to adopt SFAS No. 131 effective January 1, 1998.

6. In February, 1997, the Registrant formed GWS Valuch, Inc. ("GWS Valuch"), a corporation organized under the laws of the State of Delaware, with the intention that GWS Valuch would qualify as a real estate investment trust. The Registrant invested approximately $122,500,000 to acquire approximately 99.9% of the voting Class A common stock of GWS Valuch. GWS Valuch also issued shares of step-down preferred stock (the "Step-Down Preferred Stock"), having a liquidation preference of $150,000,000 and an initial dividend of approximately 13.9%, to other investors. This dividend included an amortization component of the Step-Down Preferred Stock, resulting in an effective yield of approximately 8.1%. GWS Valuch has been consolidated in the Registrant's financial statements and a line item entitled "preferred stock of subsidiary" has been reported on the Condensed Consolidated Balance Sheet. On the Registrant's Condensed Consolidated Statements of Income and Retained Earnings, a "preferred stock of subsidiary-expense" has been reported which is based on the effective yield of the Step-Down Preferred Stock.

     Immediately following the establishment and capitalization of GWS Valuch, the Registrant borrowed $270,000,000 from GWS Valuch under a note to be secured by certain real estate assets of the Registrant. Using the proceeds of the note and other available cash, the Registrant immediately repaid, with interest, an amount initially borrowed to purchase the Class A common stock of GWS Valuch. The Registrant also deposited $154,757,000 into a trust to defease certain covenants under the Registrant's indenture dated as of January 15, 1993 under which the Registrant's $150,000,000 principal amount of 5-7/8% Notes due March 1, 1998 are outstanding. On March 1, 1997 $4,406,000 of the amount in trust was used to pay interest due on the 5-7/8% Notes. The balance of the amount in trust and interest earned thereon will be applied solely to pay the principal of, and remaining interest due on, the 5-7/8% Notes through the date of maturity thereof. The amount deposited in the trust is reported on the Registrant's Condensed Consolidated Balance Sheets as a component of "marketable securities", and will remain until March 1, 1998 when the Registrant's $150,000,000 principal amount of 5-7/8% Notes become due.

     Subsequent to the above transactions, the Internal Revenue Service announced that it intended to issue regulations with retroactive effect on transactions using self-amortizing investments in conduit financing entities. As a result of this announcement, the likelihood that the Registrant could lose certain tax benefits arising from GWS Valuch's Step-Down Preferred Stock financing increased substantially. Accordingly, on July 2, 1997, using the proceeds of a short-term unsecured loan in the principal amount of $144,675,000, the Registrant purchased approximately 145,000 shares of Class A common stock of GWS Valuch. The funds received were used by GWS Valuch to redeem all 150,000 outstanding shares of the Step-Down Preferred Stock. Due to the pending redemption of the Step-Down Preferred Stock, the Registrant recognized a charge of approximately $351,000 during the month of June, 1997 related to the write-off of unamortized stock issuance costs.

7. On July 22, 1997 the Registrant issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007. Interest on the 6-7/8% Notes is payable semiannually on January 15 and July 15 of each year. The 6-7/8% Notes are redeemable, in whole or in part, at the option of the Registrant at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Registrant. The net proceeds from the sale of the 6-7/8% Notes were used to repay the $144,675,000 principal amount of the short-term unsecured loan described in Note 6 and approximately $501,000 of interest related thereto. The remaining balance of the net proceeds was applied to general corporate purposes.

8. The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills or the limitations which environmental compliance may place on its operations.

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

     Among other environmental matters, the Registrant and six other companies which operate or formerly operated facilities on the lower Fox River in Wisconsin continue to negotiate with the State of Wisconsin, the United States Departments of the Interior and Justice and the United States Fish and Wildlife Service regarding claims for natural resources restoration and damages under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other laws associated with the alleged discharge of polychlorinated biphenyls ("PCBs") into the lower Fox River on which the Registrant's Neenah mill is located. Effective as of March 1, 1997, the Registrant and six other companies entered into an agreement with the United States which provided that, between March 1 and May 29, 1997, all limitations periods were tolled and the parties would forbear from litigation; the parties have extended the time of the tolling and forbearance agreement to October 3, 1997.

     On June 17, 1997, the United States Environmental Protection Agency ("EPA"), Region 5, announced its intention to begin the process to list the lower Fox River on the National Priorities List ("NPL") maintained by EPA under CERCLA. Further, by letter dated July 3, 1997, EPA provided "special notice" under CERCLA and invited the Registrant and six other companies to begin discussions concerning terms under which the companies would agree to perform a remedial investigation and feasibility study ("RI/FS") for the site and to further extend the tolling and forbearance agreement. In the event the companies and EPA are unable to reach agreement on terms under which the companies would perform the RI/FS, EPA has stated it may conduct an RI/FS and seek to recover the costs incurred from the companies.

     On July 11, 1997, the Wisconsin Department of Natural Resources, the United States Department of the Interior, the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, the National Oceanic and Atmospheric Administration and EPA entered into a Memorandum of Agreement (the "MOA") which provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. The MOA further states that, based on current information, removal of the PCB contaminated sediments in the lower Fox River is expected to be the principal, but not exclusive, action undertaken to achieve restoration and rehabilitation of injured natural resources.

     The MOA anticipates funding from the Registrant and the six other companies, all of which are identified as potentially responsible parties.

     The Registrant, with advice from its environmental consultants, continues to believe that an aggressive effort to remove PCB contaminated sediments, many of which are buried under cleaner material or are otherwise unlikely to move, would be environmentally detrimental and therefore inappropriate. The Registrant believes it will be able to persuade the parties to the MOA or a court to that effect. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB contaminated sediments is inappropriate, or that the Registrant's share of the cost of any such removal would not have a material adverse effect on the Registrant's financial condition, liquidity and results of operation.

     The Registrant's current assessment, after consultation with legal counsel, is that future expenditures for environmental matters are not likely to have a material adverse effect on the Registrant's financial condition or liquidity, but could have a material adverse effect on the Registrant's results of operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's financial condition or liquidity will not occur at some future time.

9. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996. The accompanying unaudited condensed consolidated financial statements have been reviewed by the Registrant's independent public accountants, Deloitte & Touche LLP, in accordance with the established professional standards and procedures for such limited review. No additional adjustments or disclosures were required as a result of this review.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 1997, and the related condensed consolidated statements of income and retained earnings for the three-month and six-month periods ended June 30, 1997 and 1996 and of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP
Philadelphia, Pennsylvania
July 16, 1997, except for Note 7 as to
 which the date is July 22, 1997

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


                                                                                Comparison of
                                                                 Three Months Ended        Six Months Ended
                                                                 June 30, 1997 and        June 30, 1997 and
                                                                    June 30, 1996           June 30, 1996
                                                                --------------------------------------------
                                                                              Increase (Decrease)
                                                                            (dollars in thousands)
Net sales                                                       $(2,752)      (1.9)%       $ (902)      (0.3)%
Other income - net                                                3,844      133.9%         4,120       73.9%
Cost of products sold                                             5,919        5.4%         9,110        4.2%
Selling, general and
   administrative expenses                                          210        2.1%           249        1.3%
Interest on debt                                                     52        2.3%            55        1.2%
Preferred stock of subsidiary-expense                             2,975        N/A          4,175        N/A
Income tax provision                                             (3,010)     (29.2)%       (4,170)     (21.5)%
Net income                                                       (5,054)     (31.1)%       (6,201)     (20.5)%


N/A - not applicable

Net Sales
---------

The Registrant classifies product sales into two groups: 1) printing papers; and 2) tobacco and other specialty papers. Overall net sales declined $2,752,000, or 1.9%, in the second quarter of 1997 compared to the second quarter of 1996, and $902,000, or 0.3%, in the first six months of 1997 compared to the corresponding period in the prior year.

Printing paper net sales for the second quarter of 1997 decreased $3,821,000, or 4.1%, compared to the corresponding period in 1996. This decrease was due primarily to an 8.2% decline in the average net selling price, which was partially offset by a 4.4% increase in net sales volume. For the first six months of 1997 compared to the first six months of 1996, printing paper net sales declined $6,173,000, or 3.4%. A 12.9% decrease in the average net selling price more than offset an 11.0% increase in net sales volume during this time period.

Improved order backlogs and significant improvements in operating productivity were the primary factors contributing to the increased net sales volume during the three and six-month periods ended June 30, 1997 versus the comparable periods in 1996. In addition, each of the Registrant's mills operated at full capacity during the first six months of 1997. In contrast, poor order backlogs and adverse weather conditions caused approximately seven days of unscheduled downtime at the Registrant's Spring Grove, Pennsylvania mill during the first six months of 1996, all of which occurred in the first quarter.

Pricing for the Registrant's printing papers remained under adverse market pressure throughout much of the first half of 1997, but began to stabilize in the second quarter. A modest price increase was successfully implemented for certain commodity printing papers, including envelope papers, midway through the second quarter. A second price increase for the same commodity products became effective August 1, 1997. Stronger industry-wide demand for uncoated papers and higher market pulp prices are the key factors driving the recent paper price increases. Price changes for the Registrant's other printing papers, including major product lines such as book publishing, typically lag those of commodity papers. The Registrant is hopeful that additional price increases can be implemented later in the year. The Registrant has announced a price increase for book publishing papers effective September 1, 1997.

Net sales of tobacco and other specialty paper products improved $1,069,000, or 2.1%, in the second quarter of 1997 compared to the same period of 1996, and $5,271,000, or 5.1%, in the first six months of 1997 versus the comparable period of the prior year. This improvement was due to increased net sales volume of 7.2% and 8.4%, partially offset by a decrease in the average net selling price of 4.8% and 3.1%, for the three and six-month periods ended June 30, 1997, respectively, versus the corresponding periods ended June 30, 1996. Demand for export tobacco papers was particularly strong in the first six months of 1997 versus the first six months of 1996, resulting in a 37.5% increase in export tobacco paper net sales volume. This increase more than offset a 16.2% decline in domestic tobacco paper net sales volume. The net sales volume of non-tobacco paper specialty products during this period increased 10.3% over the comparable six-month period of the prior year.

The volume improvement of tobacco and other specialty paper products in the second quarter of 1997 versus the comparable quarter of 1996 was primarily the result of increased shipments of non-tobacco paper specialty products. Tobacco papers net sales volume was relatively flat during this period. Demand for tobacco papers overseas remained strong during the second quarter of 1997, but weak demand domestically more than offset the favorable effect of improved export sales. Weakened domestic tobacco paper demand was exacerbated during the second quarter of 1997 as the Registrant's domestic tobacco paper customers reduced their inventories. The Registrant expects this inventory adjustment period to be short-lived. Although the Registrant expects the trend toward lower domestic tobacco consumption to continue, the favorable effects of continued growth in tobacco consumption overseas should more than offset the impact of lower shipments domestically.

Normal maintenance shutdowns have been taken in the third quarter at each of the Registrant's production facilities. Tobacco paper producing machines were down a total of seven days in July, 1997 as a result of reduced demand due to the reduction of inventories by domestic cigarette manufacturers. A major rebuild of one of the Registrant's ten tobacco paper producing machines is scheduled to begin in August, 1997, and will result in approximately 49 days of downtime until completion. This rebuild will improve the quality of tobacco papers produced on this machine and provide a slight increase in production capacity. Although these outages will have a negative impact on third quarter results versus the results achieved in the previous quarters of 1997, the Registrant is optimistic about its earnings prospects for the fourth quarter of the year given the favorable prospects for further price increases in many of its product lines.

Other Income - Net
------------------

The Registrant's other income-net increased $3,844,000, or 133.9%, for the three-month period ended June 30, 1997 compared to the corresponding three-month period in 1996. For the six-month period ended June 30, 1997, other income-net increased $4,120,000, or 73.9%, versus the comparable six-month period in 1996. During the second quarter of 1997, the Registrant completed the sale of a parcel of recreational property near its Pisgah Forest, North Carolina mill which resulted in a pre-tax gain of approximately $2,200,000. No significant property dispositions occurred during the first six months of 1996. Also contributing to the increase in other income-net was higher investment income during the 1997 periods versus the comparable periods in 1996. Investment income was $1,642,000 and $2,504,000 higher for the three and six-month periods ended June 30, 1997, respectively, compared to the corresponding periods in 1996. The proceeds from the issuance of $150,000,000 of Step-Down Preferred Stock by a subsidiary, GWS Valuch, Inc., were placed in trust, as described in Note 6 to the Registrant's condensed consolidated financial statements, and invested in interest-bearing marketable securities. The additional interest earned on these securities resulted in a significant increase in the Registrant's interest income.

Cost of Products Sold
---------------------

The Registrant's gross margin decreased $8,671,000, or 24.2%, in the second quarter of 1997 in comparison to the second quarter of 1996, and $10,012,000, or 14.9%, in the first six months of 1997 versus the corresponding period of the prior year. Gross margin as a percentage of net sales declined from 24.7% for the second quarter of 1996 to 19.1% for the second quarter of 1997 and from 23.6% for the first six months of 1996 to 20.2% for the first six months of 1997.

The Registrant's cost of products sold per ton was marginally higher in the second quarter of 1997 versus the corresponding period of the prior year, primarily because of higher fiber costs. On average, market pulp prices were approximately $50 per metric ton higher in the second quarter of 1997 than the levels experienced in the second quarter of 1996. Wastepaper prices were slightly higher in the second quarter of 1997 versus the comparable quarter of 1996. In contrast, the Registrant's cost of products sold per ton was 5.6% lower for the first six months of 1997 compared to the first six months of 1996.
Fiber costs were substantially lower during the first six months of 1997 relative to the corresponding period of the prior year. Market pulp prices began a steep decline in the early part of 1996 before stabilizing in the second quarter of that year. The Registrant's fixed costs of its manufacturing process were absorbed over more tons of products manufactured during the second quarter and first six months of 1997 versus the corresponding periods of the prior year, which had a favorable relative impact on the Registrant's cost of products sold per ton.

Market pulp prices have increased modestly in July, 1997 and the Registrant anticipates that additional increases may occur during the balance of the year. As a result of anticipated higher fiber prices, the Registrant expects its cost of products sold per ton during the third and fourth quarter of 1997 to be higher relative to the comparable quarters of 1996. Higher market pulp prices typically provide an environment conducive to printing paper price increases.

Selling, General and Administrative Expense
-------------------------------------------

The Registrant's selling, general and administrative expenses for the three and six-month periods ended June 30, 1997 increased $210,000, or 2.1%, and $249,000, or 1.3%, respectively, versus the comparable periods ended June 30, 1996. The Registrant incurred approximately $457,000 of expense during the first six months of 1997, most of which occurred in the second quarter, related to the establishment and operation of a subsidiary, GWS Valuch. Included in this amount was a charge of approximately $ 351,000 during the month of June, 1997 related to the write-off of unamortized stock issuance costs, as described in
Note 6 to the Registrant's condensed consolidated financial statements. The Registrant's selling, general and administrative expenses also increased during these periods as a result of increased expenditures for professional services and the allocation of additional resources to its information systems. These increased expenditures were partially offset by lower profit sharing and incentive expenses and reduced net miscellaneous selling, general and administrative expenses.

Interest on Debt
----------------

The Registrant's interest on debt for the second quarter and first six months of 1997 was $52,000 and $55,000 higher, respectively, than the corresponding periods of 1996. These increases were due to a modestly higher variable interest rate on the Registrant's interest rate swap agreement, which has a total notional principal amount of $50,000,000.

The Registrant's interest on debt will increase during the balance of 1997. On July 2, 1997 the Registrant borrowed $144,675,000 through a short-term unsecured loan, as described in Note 6 to the Registrant's condensed consolidated financial statements. On July 22, 1997 the Registrant issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007, the proceeds of which were principally used to repay the short-term unsecured loan. Quarterly interest expense to be recorded on the 6-7/8% Notes until they become due will be approximately $2,589,000. Interest expense incurred on the short-term unsecured loan was approximately $501,000 from July 2, 1997 until the loan was repaid on July 22, 1997. The Registrant does not anticipate the need for any additional short-term bank borrowings during the balance of 1997.

Preferred Stock of Subsidiary-Expense
-------------------------------------

The Registrant's preferred stock of subsidiary-expense was $2,975,000 and $4,175,000 in the second quarter and first six months of 1997, respectively. This expense is based on the effective yield on the $150,000,000 Step-Down Preferred Stock issued by GWS Valuch, a subsidiary of the Registrant, in February 1997 as described in Note 6 to the Registrant's condensed consolidated financial statements. On July 2, 1997 GWS Valuch redeemed all 150,000 outstanding shares of the Step-Down Preferred Stock. During the third quarter of 1997 the Registrant's preferred stock of subsidiary-expense will decline to approximately $58,000 due to the limited number of days the Step-Down Preferred Stock was outstanding in that period. The Registrant will have no further preferred stock of subsidiary-expense following the redemption of the Step-Down Preferred Stock on July 2, 1997.

Income Tax Provision
--------------------

The Registrant's provision for income taxes decreased $3,010,000, or 29.2%, and $4,170,000, or 21.5%, for the three and six-month periods ended June 30, 1997, respectively, versus the comparable periods ended June 30, 1996. These decreases were primarily the result of lower taxable income.

FINANCIAL CONDITION:
--------------------

Liquidity
---------

The Registrant's cash and cash equivalents decreased by $15,566,000 during the first six months of 1997. Net cash provided by operating activities of $34,098,000 was more than offset by cash used in investing activities of $23,709,000 and cash used in financing activities of $25,955,000. Significant uses of cash in the first six months of 1997 were $23,041,000 for the funding of capital projects, $14,844,000 for the payment of common dividends and $8,600,000 for purchases of common stock for the treasury.

In conjunction with the transactions involving GWS Valuch described in Note 6 to the Registrant's condensed consolidated financial statements, the Registrant deposited $154,757,000 into a trust to defease certain covenants under the Registrant's indenture dated as of January 15, 1993 under which the Registrant's $150,000,000 principal amount of 5-7/8% Notes due March 1, 1998 are outstanding. On March 1, 1997 $4,406,000 of the amount in trust was used to pay interest due on the 5-7/8% Notes. The balance of the amount in trust and interest earned thereon will be applied solely to pay the principal of, and remaining interest due on, the 5-7/8% Notes through the date of maturity thereof.

On July 2, 1997, using the proceeds of a short-term unsecured loan in the principal amount of $144,675,000, the Registrant purchased approximately 145,000 shares of Class A common stock of a subsidiary, GWS Valuch. GWS Valuch used these funds to redeem all 150,000 outstanding shares of the Step-Down Preferred Stock it had issued in February, 1997. On July 22, 1997 the Registrant issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007. Interest on the 6-7/8% Notes is payable semiannually on January 15 and July 15 of each year. The 6-7/8% Notes are redeemable, in whole or in part, at the option of the Registrant at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Registrant. The net proceeds from the sale of the 6-7/8% Notes were used to repay the $144,675,000 principal amount of the short-term unsecured loan and approximately $501,000 of interest related thereto. The remaining balance of the net proceeds was applied to general corporate purposes.

The Registrant expects to meet all of its remaining near and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and existing bank lines of credit.

Capital Resources
-----------------

Work continues on the Registrant's $15,000,000 capital project to install a gravure coater at its Spring Grove, Pennsylvania mill. Through June, 1997 a total of $3,795,000 had been paid on this project, including $1,140,000 and $3,271,000 in the second quarter and first six months of 1997, respectively. This project is expected to be completed in December, 1997 and will enable the Registrant to manufacture new products which will enhance its other specialty papers business. A project to install a precipitated calcium carbonate plant, also at the Registrant's Spring Grove facility, is progressing toward a scheduled completion in early 1998. Through June, 1997 the Registrant had paid a total of $2,245,000 of the $9,500,000 committed to this project. Of this amount, $1,249,000 was paid during the second quarter of 1997 and $1,442,000 was paid during the first six months of the year. This project will enable the Registrant to reduce its raw material costs by producing precipitated calcium carbonate, a key raw material in the paper-making process, in an efficient and cost-effective manner.


ENVIRONMENTAL MATTERS:
---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with the State of Wisconsin, the United States Departments of Interior and Justice and the United States Fish and Wildlife Service regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances into the lower Fox River, on which the Registrant's Neenah mill is located. The cost of such restoration and damages is presently unknown but could be substantial, as discussed in Note 8 to the Registrant's condensed consolidated financial statements. The Registrant's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on its financial condition or liquidity, but could have a material adverse effect on the Registrant's results from operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's financial condition or liquidity will not occur at some future time.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)  Exhibits
       --------

       Number    Description of Documents
       ------    ------------------------


         11      Computation of Net Income per Share


         15      Letter in Lieu of Consent Regarding Review
                 Report of Unaudited Interim Financial
                 Information

         27      Financial Data Schedule

  (b) The Registrant filed the following reports on Form 8-K since March 31,
      1997:


                       Date of Report      Item Reported
                       --------------      -------------

                       July 11, 1997             5

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       P. H. GLATFELTER COMPANY


                                       /s/ R. P. Newcomer
Date:   August 11, 1997                -----------------------------------
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