Form 10-K/A
period 1996-12-31
GLATFELTER P H CO
filed 1997-11-12
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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
 declared per
 common share

--------------


(a) After impact of an after tax charge for a writedown of impaired assets (unusual items) of $127,981,000.

(b) After impact of writedown of impaired assets (unusual items) of $208,949,000.


(c) After impact of an after tax charge for rightsizing and restructuring (unusual items) of $8,430,000 and the effect of an increased federal corporate income tax rate of $3,587,000.


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


Profit from operations before interest income and expense and taxes was $105,639,000 in 1996 compared to $116,501,000 in 1995. This decrease was the result of decreased selling prices and sales volume. Despite these decreases, gross margin increased from 22.7% in 1995 to 23.2% in 1996. The increase in gross margin was primarily a result of lower costs for market pulp, pulp substitutes and wastepaper. These cost reductions particularly benefited the Ecusta and Neenah mills which rely more on purchased fiber than the Spring Grove mill. The Company's 1996 gross margins also increased due to favorable changes in its product mix. On average, tobacco and other specialty paper sales, which increased in 1996, have a higher margin than printing paper sales. The raw material price decreases and changes in product mix more than offset the unfavorable impact of lower production during 1996 compared to 1995. The Company's lower production resulted in higher fixed costs per ton as fixed costs were absorbed over fewer tons produced.


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


FINANCIAL CONDITION

Liquidity

During 1996, the Company's cash and cash equivalents increased by $12,938,000. This increase in cash and cash equivalents was due to cash generated by operations of $96,608,000 which was largely offset by the funding of $35,644,000 for capital-related projects, the payment of

$29,977,000 for dividends and the expenditure of $19,068,000 to purchase common stock for the treasury, the purpose of which was to increase shareholder value. During 1996, the Company's inventory increased by $14,153,000. This increase was primarily due to the purchase at low cost of a significant amount of market pulp for the Ecusta mill. The Company plans to reduce Ecusta's market pulp inventory to historical levels by the end of 1997.


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

ENVIRONMENTAL MATTERS


The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. During 1996, 1995 and 1994, the Company incurred approximately $15,200,000, $14,600,000 and $15,300,000, respectively, in operating costs related to complying with environmental laws and regulations. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, while the Company continues to negotiate with the State of Wisconsin (and expects to resume negotiations with the United States Fish and Wildlife Service) regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls (PCBs) and other hazardous substances into the lower Fox River, on which the Company's Neenah mill is located, the cost of such restoration and damages is presently unknown but could be substantial. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's financial condition or liquidity, but could have a material adverse effect on the Company's results from operations in a given year; however, there can be no assurance that the Company's reserves will be adequate or that a material adverse effect on the Company's financial condition or liquidity will not occur at some future time.


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

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES

              For the Years Ended December 31, 1996, 1995 and 1994


(in thousands)                                                              1996          1995          1994
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $ 60,399     $  65,828     $(118,251)
Unusual item -- writedown of impaired assets                                    --            --       208,949
Items included in net income (loss) not using (providing) cash:
  Depreciation and depletion                                                33,570        32,599        42,906
  Expense related to employee stock purchase and 401(k) plans                1,224           975           814
  Loss (gain) on disposition of fixed assets                                   169          (476)         (345)
Changes in assets and liabilities:
  Accounts receivable                                                        2,349        (3,140)      (14,572)
  Inventories                                                              (14,153)       (5,247)       11,459
  Other assets and prepaid expenses                                        (14,885)      (13,252)       (4,779)
  Accounts payable, accrued compensation, other expenses,
    deferred income taxes and other long-term liabilities                    3,555        17,096          (950)
  Federal, state and local taxes                                             4,070        (2,254)       (2,383)
  Deferred income taxes -- noncurrent                                       18,457        20,369       (70,196)
                                                                          --------     ---------     ---------
Net cash provided by operating activities                                   94,755       112,498        52,652
                                                                          --------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) or maturity of investments -- net                            1,153         6,114        15,736
Proceeds from disposal of fixed assets                                         102           987         1,569
Additions to plant, equipment and timberlands                              (37,477)      (25,777)      (83,499)
Increase (decrease) in liabilities related to fixed asset acquisitions       1,833        (6,716)        1,860
                                                                          --------     ---------     ---------
Net cash used in investing activities                                      (34,389)      (25,392)      (64,334)
                                                                          --------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) of short-term debt -- net                                 --       (24,100)       24,100
Dividends paid                                                             (29,977)      (30,839)      (30,847)
Purchases of common stock                                                  (19,068)      (19,078)           --
Employees' contribution -- common stock issued under
  employee benefit plans                                                     1,617         2,642         2,380
                                                                          --------     ---------     ---------
Net cash used in financing activities                                      (47,428)      (71,375)       (4,367)
                                                                          --------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                        12,938        15,731       (16,049)

CASH AND CASH EQUIVALENTS
At beginning of year                                                        18,864         3,133        19,182
                                                                          --------     ---------     ---------
At end of year                                                            $ 31,802     $  18,864     $   3,133
                                                                          ========     =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid For:
  Interest (net of amount capitalized)                                    $  9,684     $  10,366     $   5,832
  Income taxes                                                              20,480        21,571         2,899


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
                                      =========   =========


Estimated service lives of principal items of property, plant and equipment are as follows:

              Buildings                              10-45 years
              Machinery & Equipment                   7-35 years
              Other                                   4-40 years


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


(l) Revenue Recognition
The Company recognizes revenue on product sales upon shipment and on energy sales when electricity is delivered to its customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against the energy sales for presentation in the Consolidated Statements of Income. The Company's current contract to sell excess electricity it produces expires in the year 2010 and requires that the customer purchase all of the Company's excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.


(m) Environmental Liabilities
Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and that the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Accrued environmental liabilities are classified as "Other long-term liabilities" on the balance sheet. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties.

Costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs extend the life of the property, increase its capacity and/or mitigate or prevent contamination from future operations.


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


The aggregate after tax impact of this writedown in 1994 was $127,981,000.


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


The Pennsylvania DEP has proposed to reissue the Company's wastewater discharge permit for the Spring Grove mill on terms with which the Company does not agree. In addition, the Wisconsin DNR has reissued the Company's wastewater discharge permit for the Neenah mill on terms unacceptable to the Company. The Company has requested an adjudication hearing on the terms of the Wisconsin permit. The Company cannot determine the impact that the Pennsylvania DEP and Wisconsin DNR wastewater discharge permits will have on the Company if they contain objectionable terms because it is too soon to determine what material terms will be in the permits' final form. Issues with regard to the permits have been identified by the respective governmental authorities, however no resolution has been suggested by either governmental party. As a result, the Company is not in a position to know what form such permits will ultimately take.


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


On January 30, 1997, the Company and six other companies entered into an agreement with the State of Wisconsin establishing a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies will provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The State has indicated that the $10 million in work and funds is expected to be spent over the next four years. The final allocated portion of the $10 million which the Company is required to pay is unknown at present. The State will act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. In general, the parties have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.


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


The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Company continues to evaluate its exposure and the level of its reserves including, but not limited to, its share of the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its future negotiations with the State concerning these areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Company believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Company does not expect that the insurers' investigation as to coverage will be completed prior to the time these factors become known. The Company's current assessment, after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Company's financial condition or liquidity, but could have a material adverse effect on the Company's results from operations in a given year; however, there can be no assurances that the Company's reserves will be adequate or that a material adverse effect on the Company's financial condition or liquidity will not occur at some future time.


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

 (23)             Consent of Independent Certified Public Auditors

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 P. H. GLATFELTER COMPANY
                                                 (Registrant)

November 12, 1997
                                                 By   /s/ T. C. Norris
                                                    ----------------------------
                                                      T. C. Norris
                                                      Chairman, President,
                                                        Chief Executive Officer
                                                        and Director