Form 10-Q
period 1997-09-30
GLATFELTER P H CO
filed 1997-11-12
CIK 41719

                          UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to ________________________

                           Commission File No. 1-3560
                                               ------

                         P. H. GLATFELTER COMPANY   __
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No______.
                                       ------


     Shares of Common Stock outstanding at November 7, 1997 were 42,196,859.

                           P. H. GLATFELTER COMPANY

                                     INDEX

     Part I - Financial Information
     ------------------------------

        Financial Statements:


          Condensed Consolidated Statements of Income and Retained

             Earnings - Three Months and Nine Months Ended

             September 30, 1997 and 1996 (Unaudited)................       3


          Condensed Consolidated Balance Sheets - September 30, 1997

             (Unaudited) and December 31, 1996......................       4


          Condensed Consolidated Statements of Cash Flows - Nine

             Months Ended September 30, 1997 and 1996 (Unaudited)...       5


          Notes to Condensed Consolidated Financial Statements

             (Unaudited)............................................       6-9


          Independent Accountants' Report...........................       10


        Management's Discussion and Analysis of Financial Condition

          and Results of Operations.................................       11-15



     Part II - Other Information....................................       16
     ---------------------------



     Signature.......................................................      17
     ---------



     Index of Exhibits...............................................      18
     -----------------

        4.1    Indenture, dated as of July 22, 1997, between
               P.H. Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

        4.2 Registration Rights Agreement, dated as of July 22, 1997, among P.H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement,
               Reg. No. 333-36395).

        Exhibit 11 - Computation of Net Income Per Share.............      19

        Exhibit 15 - Letter in Lieu of Consent Regarding Review

                     Report of Unaudited Interim Financial

                     Information.....................................      20

        Exhibit 27 - Financial Data Schedule.........................      21

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
         (in thousands, except number of shares and per share amounts)
                                  (UNAUDITED)


                                    Three Months Ended         Nine Months Ended
                                    9/30/97     9/30/96       9/30/97     9/30/96
                                  ----------- -----------   ----------- ------------
Net sales                       $    139,192 $   139,748  $    423,312 $    424,770

Other income - net
   Energy sales - net                  2,361       2,156         7,076        6,863
   Interest on investments and
      other - net                      1,951         466         5,031        1,042
   Gain (loss) from property
      dispositions, etc., - net          225         (50)        2,128          245
                                  ----------- -----------   ----------- ------------
       Total                         143,729     142,320       437,547      432,920

Costs and expenses
   Cost of products sold             118,120     109,311       344,960      327,041
   Selling, general and
      administrative expenses          8,576       8,960        27,453       27,588
   Interest on debt - net              4,850       2,313         9,549        6,957
   Preferred Stock of
      subsidiary-expense                  60           -         4,235            -
                                  ----------- -----------   ----------- ------------
       Total                         131,606     120,584       386,197      361,586

Income before income taxes            12,123      21,736        51,350       71,334

Income tax provision (credit)
   Current taxes                       3,494       4,640        19,929       14,916
   Deferred taxes                      1,206       3,859           (47)      12,935
                                  ----------- -----------   ----------- ------------
       Total                           4,700       8,499        19,882       27,851

Net income                             7,423      13,237        31,468       43,483

Retained earnings at beginning
   of period                         471,608     447,069       462,337      431,762
                                  ----------- -----------   ----------- ------------
       Total                         479,031     460,306       493,805      475,245

Common stock dividends declared        7,383       7,441        22,157       22,380
                                  ----------- -----------   ----------- ------------

Retained earnings at end
   of period                    $    471,648 $   452,865  $    471,648 $    452,865
                                  =========== ===========   =========== ============

Weighted average number of common
   and common equivalent
   shares outstanding             42,422,247  42,788,792    42,438,052   42,977,978

Net income per common sha       $       0.17 $      0.31  $       0.74 $       1.01
                                  =========== ===========   =========== ============

Dividends declared per common
   share                        $      0.175 $     0.175  $      0.525 $      0.525
                                  =========== ===========   =========== ============

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                    ------
                                                     9/30/97         12/31/96
                                                   (unaudited)
                                                   -----------       ---------
Current assets:
   Cash and cash equivalents                     $     11,812      $   31,802
   Marketable securities                              153,048             811
   Accounts receivable - net                           57,042          49,703
   Inventories:
      Raw materials                                    30,314          36,355
      In process and finished products                 32,578          33,073
      Supplies                                         32,709          31,803
                                                   -----------       ---------
         Total inventory                               95,601         101,231

   Prepaid expenses and other current assets            2,862           4,522
                                                   -----------       ---------
            Total current assets                      320,365         188,069

Plant, equipment and timberlands - net                468,609         455,190

Other assets                                           82,481          72,051
                                                   -----------       ---------
               Total assets                      $    871,455      $  715,310
                                                   ===========       =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Current portion of long-term debt             $    150,000      $      -
   Accounts payable                                    33,191          35,249
   Dividends payable                                    7,383           7,444
   Federal, state and local taxes                       7,173           4,305
   Accrued compensation, other expenses
      and deferred income taxes                        34,966          39,185
                                                   -----------       ---------
            Total current liabilities                 232,713          86,183

Long-term debt                                        150,000         150,000

Deferred income taxes                                  99,546          99,139

Other long-term liabilities                            54,656          48,958

Commitments and contingencies

Shareholders' equity:
   Common stock                                           544             544
   Capital in excess of par value                      42,444          41,601
   Retained earnings                                  471,648         462,337
                                                   -----------       ---------
        Total                                         514,636         504,482
Less cost of common stock in treasury                (180,096)       (173,452)
                                                   -----------       ---------
        Total shareholders' equity                    334,540         331,030

               Total liabilities and
                  shareholders' equity           $    871,455      $  715,310
                                                   ===========       =========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                                 9/30/97         9/30/96
                                                               -----------     ----------
Cash Flows from Operating Activities:
   Net income                                                  $  31,468       $  43,483
   Items included in net income not using (providing) cash:
      Depreciation and depletion                                  27,206          25,600
      Gain on disposition of fixed assets                         (2,161)            (45)
      Expense related to employee stock purchase and
         401(k) plans                                                996             954
   Change in assets and liabilities:
      Accounts receivable                                         (7,339)         (1,161)
      Inventories                                                  5,630          (4,471)
      Prepaid expenses and other assets                          (11,033)        (13,954)
      Accounts payable, accrued compensation,
         other expenses, deferred income taxes
         and other long-term liabilities                           2,221           1,381
      Federal, state and local taxes                               2,868           4,088
      Deferred income taxes - non-current                            407          13,480
                                                                 ---------       --------
Net cash provided by operating activities                         50,263          69,355
                                                                 ---------       --------

Cash Flows from Investing Activities:
   Sale of marketable securities and
      long-term investments - net                                    377           1,163
   Proceeds from disposal of fixed assets                          3,682              93
   Additions to plant, equipment and timberlands                 (42,262)        (25,397)
   Decrease in liabilities related to
      fixed asset acquisitions                                    (2,272)           (957)
                                                                 ---------       --------
Net cash used in investing activities                            (40,475)        (25,098)
                                                                 ---------       --------

Cash Flows from Financing Activities:
   Proceeds of long-term debt issuance                           150,000             -
   Deposit into trust to defease certain covenants
      related to indebtedness                                   (150,351)            -
   Dividends paid                                                (22,218)        (22,536)
   Purchases of common stock                                      (9,857)        (18,220)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                            2,648           1,168
                                                                 ---------       --------
Net cash used in financing activities                            (29,778)        (39,588)
                                                                 ---------       --------

Net increase (decrease) in cash and cash equivalents             (19,990)          4,669

Cash and Cash Equivalents:

At beginning of period                                            31,802          18,864
                                                                 ---------       --------
At end of period                                               $  11,812       $  23,533
                                                                 =========       ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                    $   9,929       $   9,665
   Income taxes                                                   17,481          15,278

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows (in thousands):

                                                     Three Months Ended    Nine Months Ended
                                                     9/30/97    9/30/96    9/30/97   9/30/96
                                                    ---------  ---------  --------- ---------
     Federal income tax provision at
      statutory rate                                  $4,243  $  7,608    $ 17,973  $ 24,967
     State income taxes after deducting
      federal income tax benefit                         182       808       1,334     2,688
     Other                                               275        83         575       196
                                                      ------  --------    --------  --------

     Actual income tax provision                      $4,700  $  8,499    $ 19,882  $ 27,851
                                                      ======  ========    ========  ========

     The deferred income tax provisions for the nine-month periods ended September 30, 1997 and 1996 result from the following temporary differences (in thousands):

                                        Nine Months Ended
                                       9/30/97     9/30/96
                                      ---------   ---------
           Depreciation               $ (1,469)   $   8,950
           Pensions                      3,308        3,673
           Alternative minimum tax       1,168        2,087
           Other                        (3,054)      (1,775)
                                      --------    ---------
                                      $    (47)   $  12,935
                                      ========    =========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations. The deferred income tax provisions reflect the impact of any audits by federal and state authorities.

2. The number of shares of common stock outstanding decreased by 358,814 in the first nine months of 1997. This decrease was due to the repurchase of 577,200 shares of common stock for the treasury, which more than offset the delivery of 116,516 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant, the delivery of 88,520 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan and the delivery of 13,350 treasury shares pursuant to stock awards granted under the Registrant's 1988 Restricted Common Stock Award Plan. At September 30, 1997, 12,180,966 shares of common stock were held in treasury.

3. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 12,000,000 shares of the Registrant's common stock in the aggregate for the purpose of enhancing shareholder value. Repurchased shares are added to the treasury and are available for future sale. Under this authorization, as of September 30, 1997, the Registrant had repurchased an aggregate of 11,662,503 shares for a total consideration of $197,526,884.

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

     SFAS No. 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997 and early adoption is not permitted. When adopted by the Registrant for the fourth quarter and year ending December 31, 1997, all prior years' earnings per share information will be required to be restated. Pro forma amounts of basic and diluted earnings per share under SFAS No. 128 are summarized as follows:

                                  Three Months Ended    Nine Months Ended
                                  9/30/97   9/30/96     9/30/97   9/30/96
                                 --------- ---------   --------- ---------
Basic EPS                        $.18      $ .31       $ .75     $ 1.01
Diluted EPS                      $.17      $ .31       $ .74     $ 1.01

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

6. In February, 1997, the Registrant formed GWS Valuch, Inc. ("GWS Valuch"), a corporation organized under the laws of the State of Delaware, with the intention that GWS Valuch would qualify as a real estate investment trust. The Registrant invested approximately $122,500,000 to acquire approximately 99.9% of the voting Class A common stock of GWS Valuch. GWS Valuch also issued shares of step-down preferred stock (the "Step-Down Preferred Stock"), having a liquidation preference of $150,000,000 and an initial dividend of approximately 13.9%, to other investors. This dividend included an amortization component of the Step-Down Preferred Stock, resulting in an effective yield of approximately 8.1%. GWS Valuch has been consolidated in the Registrant's financial statements. On the Registrant's Condensed Consolidated Statements of Income and Retained Earnings a "Preferred stock of subsidiary-expense" has been reported which is based upon the effective yield of the Step-Down Preferred Stock.

     Immediately following the establishment and capitalization of GWS Valuch, the Registrant borrowed $270,000,000 from GWS Valuch under a note to be secured by certain real estate assets of the Registrant. Using the proceeds of the note and other available cash, the Registrant immediately repaid, with interest, an amount initially borrowed to purchase the Class A common stock of GWS Valuch. The Registrant also deposited $154,757,000, including $4,406,000 to pay interest due on March 1, 1997, into a trust to defease certain covenants under the Registrant's indenture dated as of January 15, 1993 under which the Registrant's $150,000,000 principal amount of 5-7/8% Notes due March 1, 1998 is outstanding. As of March 1, 1998, the amount initially deposited into the trust and interest earned thereon will have been used to pay the principal of, and remaining interest due on, the 5-7/8% Notes. The amount deposited in the trust is reported on the Registrant's Condensed Consolidated Balance Sheets as a component of "Marketable securities," and will remain classified as such until March 1, 1998 when the Registrant's $150,000,000 principal amount of 5-7/8% Notes becomes due.

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

7. On July 22, 1997 the Registrant issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007. Interest on the 6-7/8% Notes is payable semiannually on January 15 and July 15 of each year. The 6-7/8% Notes are redeemable, in whole or in part, at the option of the Registrant at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Registrant. The net proceeds from the sale of the 6-7/8% Notes were used to repay the $144,675,000 principal amount of the short-term unsecured loan described in Note 6 and approximately $501,000 of related interest. The remaining balance of the net proceeds was applied to general corporate purposes.

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

     The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury, natural resource damage and property damage liability cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial or restoration actions which may be required and the number and financial resources of any other responsible parties.

     Among other environmental matters, the Registrant and six other companies which operate or formerly operated facilities on the lower Fox River in Wisconsin continue to negotiate with the State of Wisconsin, the United States Departments of the Interior and Justice and the United States Fish and Wildlife Service regarding claims for natural resources restoration and damages under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other laws associated with the alleged discharge of polychlorinated biphenyls ("PCBs") into the lower Fox River on which the Registrant's Neenah mill is located. Effective as of March 1, 1997, the Registrant and six other companies entered into an agreement with the United States which provided that, between March 1 and May 29, 1997, all limitations periods were tolled and the parties would forbear from litigation; the parties have entered into an agreement to extend the time of the tolling and forbearance agreement to December 2, 1997.

     On June 17, 1997, the United States Environmental Protection Agency ("EPA"), Region 5, announced its intention to begin the process to list the lower Fox River on the National Priorities List ("NPL") maintained by EPA under CERCLA. Further, by letter dated July 3, 1997, EPA provided "special notice" under CERCLA and invited the Registrant and the six other companies to begin discussions concerning terms under which the companies would agree to perform a remedial investigation and feasibility study ("RI/FS") for the site and to further extend the tolling and forbearance agreement. In the event the companies and EPA are unable to reach agreement on terms under which the companies would perform the RI/FS, EPA has stated it may conduct an RI/FS and seek to recover the costs incurred from the companies.

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

     The Registrant, with advice from its environmental consultants, continues to believe that an aggressive effort, as currently proposed by the governmental authorities, to remove PCB contaminated sediments, many of which are buried under cleaner material or are otherwise unlikely to move, would be environmentally detrimental and therefore inappropriate. Furthermore, the Registrant's share of the cost of such removal, depending on the amount of sediments to be removed, could exceed its available resources. The Registrant believes it will be able to persuade the parties to the MOA or a court against removal of a substantial amount of PCB contaminated sediments. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB contaminated sediments is inappropriate, that it would prevail in any resulting litigation or that its share of the cost of any such removal would not have a material adverse effect on the Registrant's financial condition, liquidity and results of operation.

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

9. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 1996. Certain reclassifications have been made of previously reported amounts in order to conform with classifications used in the current year.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 1997, and the related condensed consolidated statements of income and retained earnings for the three-month and nine-month periods ended September 30, 1997 and 1996 and of cash flows for the nine months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP

Philadelphia, Pennsylvania
October 15, 1997

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS:
---------------------

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income and Retained Earnings is shown below.

                                                     Comparison of
                                    Three Months Ended          Nine Months Ended
                                    Sept. 30, 1997 and          Sept. 30, 1997 and
                                      Sept. 30, 1996              Sept. 30, 1996
                                    ----------------------------------------------
                                                  Increase(Decrease)
                                                (dollars in thousands)
Net sales                            $  (556)      (0.4)%    $ (1,458)     (0.3)%
Other income - net                     1,965       76.4 %       6,085      74.7 %
Cost of products sold                  8,809        8.1 %      17,919       5.5 %
Selling, general and
   administrative expenses              (384)      (4.3)%        (135)     (0.5)%
Interest on debt                       2,537      109.7 %       2,592      37.3 %
Preferred Stock of
   subsidiary-expense                     60        N/A         4,235       N/A
Income tax provision                  (3,799)     (44.7)%      (7,969)    (28.6)%
Net income                            (5,814)     (43.9)%     (12,015)    (27.6)%

N/A - not applicable

Net Sales
---------

The Registrant classifies product sales into two groups: 1) printing papers; and 2) tobacco and other specialty papers. Overall net sales declined $556,000, or 0.4%, in the third quarter of 1997 compared to the third quarter of 1996, and $1,458,000, or 0.3%, in the first nine months of 1997 compared to the corresponding period in the prior year.

Printing paper net sales increased $2,708,000, or 3.3%, in the third quarter of 1997 versus the corresponding period in 1996. This increase was due primarily to a 7.2% increase in net sales volume, which was partially offset by a 3.7% decrease in the average net selling price per ton. For the first nine months of 1997 compared to the first nine months of 1996, printing paper net sales declined $3,465,000, or 1.3%. Although net sales tons improved 9.7% for the first nine months of 1997 versus the comparable period of 1996, the effect of this increase was more than offset by a 10.1% decline in the average net selling price per ton.

Increased demand for the Registrant's printing papers has had a significant favorable impact on the Registrant's printing paper sales volume during 1997 compared to 1996. High demand and full order backlogs allow the Registrant to more efficiently schedule its production equipment, which in turn results in improved production yields and increased output. The Spring Grove, Pennsylvania and Neenah, Wisconsin mills have had no market related downtime since the first quarter of 1996. In contrast, the Spring Grove mill had seven days of unscheduled downtime in the first quarter of 1996 due to fewer orders and adverse weather conditions. An unexpected power outage on September 2, 1997 at the Registrant's Spring Grove, Pennsylvania mill caused approximately one day of unplanned downtime. Lost sales tonnage due to this power outage was more than offset by significantly higher production rates during the balance of the quarter relative to the third quarter of 1996.

Despite the increase in demand for the Registrant's printing papers, pricing for the Registrant's printing papers remained under adverse market pressure throughout much of the first half of 1997. Although prices began to stabilize in the second quarter and actually improved in the third quarter of 1997, pricing remained below the average levels experienced during the comparable 1996 periods. The Registrant has successfully implemented price increases for many of its printing paper products. A price increase for envelope papers was implemented in August, and an additional increase became effective October 1. Prices for book publishing products increased in September. Stronger printing paper demand and higher market pulp prices are the key factors contributing to the successful implementation of these price increases. The Registrant is cautiously optimistic that higher prices can be sustained if the paper industry continues to recover from its recent downturn.

Net sales of tobacco and other specialty paper products declined $3,264,000, or 5.7%, in the third quarter of 1997 compared to the third quarter of 1996 as a result of lower average net selling prices per ton and reduced net sales volume. Net sales volume and average net selling prices per ton declined 2.4% and 3.3%, respectively, during the third quarter of 1997 relative to the corresponding period of the prior year. Net sales tons of other specialty paper products modestly improved; however, this improvement was more than offset by lower net sales tons of tobacco paper products. A major rebuild of one of the Registrant's ten tobacco paper producing machines resulted in approximately 51 days of downtime during the third quarter of 1997. This rebuild is expected to improve the quality of tobacco papers produced on this machine. Any improvement in production capacity is not expected to be significant. In addition, all tobacco paper producing machines were down a total of seven days in July, 1997 as a result of weak domestic demand, which was impacted by a reduction of inventories by the Registrant's domestic tobacco paper customers. Although the Registrant expects this inventory adjustment period to be short lived, one of the Registrant's ten tobacco paper producing machines has remained temporarily shut down since October 6, 1997 due to a lack of sufficient tobacco paper orders.

For the first nine months of 1997 relative to the first nine months of 1996, net sales of tobacco and other specialty products improved $2,007,000, or 1.3%. A 4.5% increase in net sales volume more than offset a 3.1% decrease in the average net selling price per ton. The improvement in net sales volume was the result of increased shipments of other specialty papers. Shipments of other specialty paper products increased as a result of improved productivity at each of the Registrant's paper mills.

Net sales volume of tobacco papers was relatively flat during the first nine months of 1997 versus the corresponding period of 1996. Demand for tobacco papers overseas has been strong during 1997, as export tobacco paper net sales volume during the first nine months of 1997 increased 18.7% relative to the first nine months of 1996. This volume improvement was offset by a 13.9% reduction in domestic tobacco paper net sales volume. Although the Registrant expects the trend toward lower domestic tobacco consumption to continue, continued growth in tobacco consumption overseas should enable the Registrant to maintain, and perhaps improve, its total tobacco paper net sales volume in future periods.

Other Income - Net
------------------

The Registrant's other income - net increased $1,965,000, or 76.4%, and $6,085,000, or 74.7%, for the third quarter and first nine months of 1997, respectively, compared to the corresponding periods of 1996. Results for the third quarter and first nine months of 1997 were favorably impacted by increased investment income. Net investment income was $1,485,000 and $3,989,000 higher in the three and nine-month periods ended September 30, 1997, respectively, relative to the corresponding periods in 1996. The proceeds from the issuance of $150,000,000 of Step-Down Preferred Stock by a subsidiary, GWS Valuch, Inc., were placed in trust, as described in Note 6 to the Registrant's condensed consolidated financial statements, and invested in interest bearing marketable securities. The additional interest earned on these securities resulted in a significant increase in the Registrant's interest income. Despite a mill-wide power outage at the Registrant's Spring Grove, Pennsylvania mill on September 2, 1997 which reduced the amount of kilowatt hours that otherwise would have been sold, total income from energy sales improved $205,000 and $213,000 for the third quarter and first nine months of 1997, respectively, versus the comparable periods of 1996. Gain from property dispositions, etc. - net improved $275,000 for the third quarter of 1997 relative to the third quarter of 1996, and $1,883,000 for the first nine months of 1997 relative to the corresponding period of the prior year. Much of the improvement during the first nine months of 1997 was the result of the sale of a large piece of recreational property near the Registrant's Pisgah Forest, North Carolina mill. This sale, completed during the second quarter of 1997, resulted in a pretax gain of approximately $2,200,000.

Cost of Products Sold
---------------------

The Registrant's gross margin decreased $9,365,000, or 30.8%, in the third quarter of 1997 in comparison to the third quarter of 1996, and $19,377,000, or 19.8%, in the first nine months of 1997 versus the corresponding period of the prior year. Gross margin as a percentage of net sales dollars declined from 21.8% for the third quarter of 1996 to 15.1% for the third quarter of 1997, and from 23.0% for the first nine months of 1996 to 18.5% for the first nine months of 1997.

The decline in gross margin during the third quarter of 1997 relative to the corresponding period of 1996 was the result of decreased net sales dollars of $556,000, or 0.4%, and increased cost of products sold of $8,809,000, or 8.1%. The decline in gross margin during the first nine months of 1997 versus the first nine months of 1996 was due to decreased net sales dollars of $1,458,000, or 0.3%, and increased cost of products sold of $17,919,000, or 5.5%. Much of the increase in cost of products sold during the third quarter and first nine months of 1997 relative to the comparable 1996 periods was due to higher net sales volume. Net sales volume increased 5.0% and 8.6% for the three and nine months ended September 30, 1997, respectively, relative to the corresponding periods ended September 30, 1996. A more complete analysis of net sales is located in the "Net Sales" section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Registrant's cost of products sold per ton was 3.0% higher in the third quarter of 1997 versus the comparable quarter of 1996, primarily due to higher prices for market pulp, pulp substitutes and wastepaper. Prices paid by the Registrant for market pulp and wastepaper increased approximately 3% and 7% per ton, respectively, during the third quarter of 1997 relative to the corresponding quarter ended September 30, 1996. Maintenance spending was also higher. Normal annual maintenance downtime was taken at each of the Registrant's three mills in July. The related routine repair costs were higher than expected, and exceeded prior year levels. In contrast, the Registrant's cost of products sold per ton was 2.9% lower for the first nine months of 1997 relative to the comparable period of 1996. Although fiber costs were slightly higher during the third quarter of 1997 relative to the third quarter of 1996, on average fiber costs for the first nine months of 1997 were significantly below average levels for the corresponding period of the prior year. Prices paid by the Registrant for market pulp and wastepaper decreased approximately 6% and 5% per ton, respectively, during the first nine months of 1997 relative to the first nine months of 1996. As a result of improved production yields and increased output, the Registrant's fixed costs of its manufacturing process were absorbed over more tons of products manufactured during the third quarter and first nine months of 1997 versus the corresponding periods of the prior year. This had a favorable relative impact on the Registrant's cost of products sold per ton during both periods.

The Registrant's third quarter financial results, as compared to other quarters in the year, are always negatively impacted by planned annual maintenance shutdowns. This is due to higher maintenance expense and lower production resulting in higher fixed costs per ton produced. Such shutdowns were taken at the Registrant's three mills during the third quarters of 1997 and 1996.

Market pulp costs increased modestly in July, but have remained stable subsequent to that time. An announced increase for October has yet to be implemented. Although higher pulp costs increase the Registrant's cost of products sold per ton, they also typically provide an environment conducive to higher paper prices which could improve the Registrant's financial results.

Selling, General and Administrative Expense
-------------------------------------------

The Registrant's selling, general and administrative expenses for the three and nine-month periods ended September 30, 1997 decreased $384,000, or 4.3%, and $135,000, or 0.5%, respectively, versus the comparable periods ended September 30, 1996. These decreases were primarily the result of lower profit sharing and incentive related expenses, partially offset by increased expenditures for professional services and additional resources for the Registrant's information systems. The Registrant also incurred approximately $351,000 of expense during the first nine months of 1997 related to the write-off of unamortized stock issuance costs of a subsidiary, GWS Valuch, Inc., as described in Note 6 to the Registrant's condensed consolidated financial statements.

Interest on Debt
----------------

The Registrant's interest on debt for the third quarter and first nine months of 1997 was $2,537,000 and $2,592,000 higher than the corresponding periods of 1996.

As described in Note 7 to the Registrant's condensed consolidated financial statements, on July 22, 1997 the Registrant issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007. Interest on the 6-7/8% Notes is payable semiannually on January 15 and July 15 of each year. During the third quarter of 1997 interest expense on the 6-7/8% Notes was approximately $1,998,000. Included in this amount is an amortized component of debt issuance costs. Costs related to the issuance of the 6-7/8% notes have been capitalized and included on the Registrant's condensed consolidated balance sheets as a component of "Other assets." These costs will be amortized to interest expense until the
Notes mature on July 15, 2007.   A portion of the net proceeds from the sale of
the 6-7/8% Notes was used to repay the $144,675,000 principal amount of a short-term unsecured loan, as described in Note 6 to the Registrant's condensed consolidated financial statements, and $501,000 of related interest. Short-term bank borrowings were negligible during 1996.

Interest expense recognized on the Registrant's interest rate swap agreement, which has a total notional principal amount of $50,000,000, increased approximately $38,000 and $93,000 for the three and nine-month periods ended September 30, 1997, respectively, relative to the corresponding periods ended September 30, 1996. These increases were the result of a slightly higher variable interest rate. On September 2, 1997 the variable interest rate on the swap agreement was recalculated. Based on this revised interest rate, interest expense will be approximately $9,000 higher in the fourth quarter of 1997 relative to the fourth quarter of 1996. The interest rate swap agreement will terminate effective March 1, 1998.

Preferred Stock of Subsidiary-Expense
-------------------------------------

The Registrant's preferred stock of subsidiary-expense was $60,000 and $4,235,000 in the third quarter and first nine months of 1997, respectively. This expense is based upon the effective yield on the $150,000,000 Step-Down Preferred Stock issued by GWS Valuch, Inc., a subsidiary of the Registrant, in February, 1997 as described in Note 6 to the Registrant's condensed consolidated financial statements. On July 2, 1997 GWS Valuch redeemed all 150,000 outstanding shares of the Step-Down Preferred Stock. The Registrant will have no further expense related to the Step-Down Preferred Stock.

Income Tax Provision
--------------------

The Registrant's provision for income taxes decreased $3,799,000, or 44.7%, and $7,969,000, or 28.6%, for the three and nine-month periods ended September 30, 1997, respectively, versus the comparable periods ended September 30, 1996. These decreases were primarily the result of lower taxable income.


FINANCIAL CONDITION:
--------------------

Liquidity
---------

The Registrant's cash and cash equivalents decreased by $19,990,000 during the first nine months of 1997. Net cash provided by operating activities of $50,263,000 was more than offset by cash used in investing activities of $40,475,000 and cash used in financing activities of $29,778,000. Significant uses of cash in the first nine months of 1997 were $44,534,000 for the funding of capital projects, $22,218,000 for the payment of common stock dividends and $9,857,000 for purchases of common stock for the treasury.

In conjunction with the transactions involving GWS Valuch described in Note 6 to the Registrant's condensed consolidated financial statements, the Registrant deposited $154,757,000, including $4,406,000 to pay interest due on March 1, 1997, into a trust to defease certain covenants under the Registrant's indenture dated as of January 15, 1993 under which the Registrant's $150,000,000 principal amount of 5-7/8% Notes due March 1, 1998 is outstanding. As of March 1, 1998, the amount initially deposited into the trust and interest earned thereon will have been used to pay the principal of, and remaining interest due on, the 5-7/8% Notes.

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

The Registrant expects to meet all of its remaining near and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities, existing bank lines of credit and long-term debt.

Capital Resources
-----------------

Work continues on the Registrant's $15,000,000 capital project to install a gravure coater at its Spring Grove, Pennsylvania mill. Through September, 1997 a total of $7,817,000 had been paid on this project, including $4,022,000 and $7,293,000 in the third quarter and first nine months of 1997, respectively. This project is expected to be completed in December, 1997 and will enable the Registrant to manufacture new products which will enhance its other specialty papers business.

A project to install a precipitated calcium carbonate plant, also at the Registrant's Spring Grove facility, is progressing toward a scheduled completion in early 1998. Through September, 1997 the Registrant had paid a total of $3,850,000 of the $9,500,000 committed to this project. Of this amount, $1,605,000 was paid during the third quarter of 1997 and $3,047,000 was paid during the first nine months of the year. When completed, this project will enable the Registrant to produce rather than purchase precipitated calcium carbonate, a key raw material in the paper-making process. The Registrant expects that its own produced precipitated calcium carbonate will be of a higher quality and lower cost than that which is readily available for purchase.


ENVIRONMENTAL MATTERS:
---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with the State of Wisconsin, the United States Departments of Interior and Justice and the United States Fish and Wildlife Service regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances into the lower Fox River, on which the Registrant's Neenah mill is located. The cost of such restoration and damages is presently unknown but could be substantial and perhaps exceed the Registrant's available resources, as discussed in Note 8 to the Registrant's condensed consolidated financial statements. The Registrant's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on its financial condition or liquidity, but could have a material adverse effect on the Registrant's results from operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's financial condition or liquidity will not occur at some future time.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 5.  Other Information
--------------------------

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation;
(viii) adverse results in litigation; and (ix) disruptions in production and/or increased costs due to labor disputes.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

          (a)  Exhibits
               --------

               Number         Description of Documents
               ------         ------------------------

                4.1           Indenture, dated as of July 22, 1997, between P.H.
                              Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

                4.2 Registration Rights Agreement, dated as of July 22, 1997, among P.H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

                 11           Computation of Net Income per Share

                 15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

                 27           Financial Data Schedule

          (b) The Registrant filed the following reports on Form 8-K since June 30, 1997:

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



                                        P. H. GLATFELTER COMPANY



Date: November 12, 1997                 R. P. Newcomer
                                        Senior Vice President
                                        and Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------


          Number                   Description of Documents
          ------                   ------------------------

            4.1 Indenture, dated as of July 22, 1997, between P.H. Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

            4.2 Registration Rights Agreement, dated as of July 22, 1997, among P.H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit
                                   4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

            11                     Computation of Net Income per Share

            15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

            27                     Financial Data Schedule