Form 10-K405
period 1997-12-31
GLATFELTER P H CO
filed 1998-03-18
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission file number
December 31, 1997                                               1-3560

                              P. H. GLATFELTER COMPANY
                (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-0628360
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)
       228 South Main Street
  Spring Grove, Pennsylvania                                    17362
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,                              (717) 225-4711
          including area code

Securities registered pursuant to Section 12(b) of the Act:

    Common Stock                           American Stock Exchange Inc.
(Title of each class)              (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates at February 25, 1998 was $451,502,914.

Common Stock outstanding at February 25, 1998:  42,164,404 Shares


                          DOCUMENTS INCORPORATED BY REFERENCE

                Portions of the following documents are incorporated by reference in this Report on Form 10-K.

                1.    Proxy Statement dated March 13, 1998 (Part III)

                                    PART I


Item 1.     Business.

            The Registrant, a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. On January 30, 1979 the Registrant acquired by merger Bergstrom Paper Company with paper mills located in Wisconsin and Ohio. The Ohio mill was sold on September 10, 1984. On May 7, 1987 the Registrant acquired all of the outstanding capital stock of Ecusta Corporation ("Ecusta") with a paper mill located in Pisgah Forest, North Carolina and other operations in North Dakota, Canada and Australia. Ecusta was merged into and became a division of the Registrant on June 30, 1987. On January 2, 1998 the Registrant acquired S&H Papier-Holding GmbH ("S&H") with a paper mill located in Germany, a 50% ownership interest in a paper mill in France and other operations in the Philippines, France and the United States.

            The Registrant's paper mills are located in Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin. It manufactures printing papers and tobacco and other specialty papers.

            The Registrant sells its products throughout the United States and in a number of foreign countries. Net export sales in 1997, 1996 and 1995 were $61,992,000, $55,532,000 and $54,961,000, respectively.

            Most of the Registrant's printing paper products are directed at the uncoated free-sheet portion of the industry. The Registrant's printing paper products are used principally for the printing of case bound and quality paperback books, commercial and financial printing and envelope converting. Printing papers are manufactured in each of the Registrant's mills.

            In 1997, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to financial printers and converters generally were made directly. During 1994, one of the Registrant's wholesale paper merchants, Central National- Gottesman Inc. (which buys paper through its division, Lindenmeyr Book Publishing) acquired substantially all of the assets of Perkins & Squier, another of the Registrant's wholesale paper merchants. As a result, during 1997, 1996 and 1995, Central National-Gottesman Inc. accounted for 12%, 12% and 14% of the Registrant's net sales, respectively.

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

            A significant portion of the Pisgah Forest mill's sales are made to a limited number of major tobacco companies. The current legal and regulatory pressures on the tobacco industry in the United States could have an adverse effect on the future tobacco paper sales and profitability of the Pisgah Forest mill. Under such conditions, the Registrant would attempt to replace any lost sales and profitability with increases in international tobacco paper sales and with sales of lightweight printing and other specialty papers.

            Set forth below is the amount (in thousands) and percentage of net sales contributed by each of the Registrant's two classes of similar products during each of the years ended December 31, 1997, 1996 and 1995.

                           Years Ended December 31,

                    1997                   1996                1995
                    ----                   ----                ----
                  Net Sales     %        Net Sales   %       Net Sales    %
                  ---------     -        ---------   -       ---------    -

Printing
Papers             $354,076    62%        $355,328   63%      $421,868   68%

Tobacco
and Other
Specialty
Papers              212,996    38%         210,756   37%       201,841   32%
                    -------    ---         -------   ---       -------   ---


Total              $567,072   100%        $566,084  100%      $623,709  100%


            The competitiveness of the markets in which the Registrant sells its products varies. There are numerous concerns in the United States manufacturing printing papers and no one company holds a dominant position. Capacity in the uncoated free-sheet industry, which includes uncoated printing papers, is not expected to increase significantly for the next few years. In the tobacco papers business, while there is only one significant domestic competitor, there are numerous international competitors. The Registrant is a major tobacco papers supplier to the domestic tobacco products industry. During 1997, domestic tobacco papers sales were adversely affected by a shift in cigarette production by some domestic producers to international locations. The Registrant was able to replace the lost sales volume of domestic tobacco papers sales with international tobacco paper sales. The Registrant's ability to compete in the international tobacco papers market should be enhanced by its 1998 acquisition of S&H.

            Service, product performance and technological advances are important competitive factors in all of the Registrant's businesses. The Registrant believes its reputation in these areas continues to be excellent.

            Backlogs are generally not significant in the Registrant's business, as substantially all of the Registrant's customer orders are produced within 30 days of receipt. A backlog of unmade customer orders is monitored primarily for purposes of scheduling production to optimize paper machine performance. From time to time, the Registrant may determine that the backlog of unmade orders, along with high finished goods inventory levels, may be insufficient to warrant a full schedule of paper machine production. In these circumstances, certain paper machines may be temporarily shut-down until backlog and inventory levels warrant a resumption of operations.

            The principal raw material used at the Spring Grove mill is pulpwood. In 1997, the Registrant acquired approximately 78% of its pulpwood from saw mills and independent logging contractors and 22% from Company-owned timberlands. Hardwood and softwood purchases constituted 52% and 48% of the pulpwood acquired, respectively. Hardwoods are still available within a relatively short distance of the Registrant's Spring Grove mill. Softwood is obtained primarily from Maryland, Delaware and Virginia. In order to protect its sources of pulpwood, the Registrant actively promotes conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company, has acquired, and is acquiring, woodlands, particularly softwood growing land, with the objective of having a significant portion of the Registrant's softwood requirement available from Company-owned woodlands.

            The Spring Grove pulp mill converts the pulpwood into wood pulp for use in its papermaking operations. In addition to the pulp it produces, the Spring Grove mill purchases market pulp from others.

            The principal raw material used by the Neenah mill is high-grade recycled wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. Wastepaper prices were relatively stable throughout 1997. It is anticipated that there will be an adequate supply of wastepaper in the future. During December 1996, the Neenah mill completed a project increasing its capacity to recycle lower quality high grade wastepapers. Although this project did not increase the mill's total de-inking capacity, it has reduced costs.

            The major raw materials used at the Ecusta mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. The current supply of wood pulp and flax straw is sufficient for the present and anticipated future operations at the Ecusta mill. Ecusta receives a majority of its processed flax straw from the Registrant's Canadian operation.

            Wood pulp consumed which was purchased from others comprised approximately 120,000 short tons or 26% of the total 1997 fiber requirements of the Registrant. The average cost of market pulp during 1997 did not change significantly from 1996. Pulp prices have decreased in early 1998. The Registrant anticipates that further pulp price decreases may occur before possible increases in the second half of 1998.

            The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. The mill also produces excess electricity which is sold to the local power company under a long-term co-generation contract. Such net energy sales were $9,189,000 in 1997. Principal fuel sources used by the Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil, which were used to produce approximately 55%, 37%, 7% and 1%, respectively, of the total energy internally generated at the Spring Grove mill in 1997.

            The Pisgah Forest mill generates all of its steam requirements and a majority of its electrical requirements (62% in 1997) and purchases the remainder of its electric power requirements. Coal was used to produce essentially all of the mill's internally generated energy during 1997.

            The Neenah mill generates all of its steam requirements and a portion of its electric power requirements (13% in 1997) and purchases the remainder of its electric power requirements. Gas was used to produce 89% of the mill's internally generated energy during 1997 with fuel oil being used to generate the remainder.

            At December 31, 1997, the Registrant had 3,076 active full-time employees.

            Hourly employees at the Registrant's mills are represented by different locals of the United Paperworkers International Union, AFL-CIO (the "Union"). In October 1996 a five-year labor agreement covering approximately 1,035 employees at the Pisgah Forest mill was ratified. Under this agreement, wages increased by 3% in 1997. A five-year labor agreement covering approximately 320 employees at the Neenah mill was ratified in August 1997. Under this agreement, wages increased 3% in 1997 and will increase by 3% per year for the duration of the agreement. A five-year labor agreement covering approximately 740 employees in Spring Grove expired in January

1998. Under this agreement, wages increased by 3% in 1997. The hourly employees covered by this agreement are continuing to work under the provisions of the expired agreement. Negotiations between the Union and the Registrant continue.

            On January 2, 1998, the Registrant acquired S&H, the specialty paper division of the Schoeller and Hoesch Group. S&H primarily manufactures specialty papers and has the leading position in the world tea bag papers market. S&H also manufactures other specialty papers, including tobacco, metalized, stencil filter and casing papers, as well as some printing papers. S&H employs approximately 940 people.

            The acquisition of S&H represents a significant step in the Registrant's long-term strategic plan, which emphasizes growth in technically engineered specialty paper markets. It provides the Registrant with a strong business position in the world tea bag paper market and a presence in other long fiber markets such as stencil, filter and casing papers. It also strengthens the Registrant's tobacco paper business by providing a manufacturing presence in Europe and a significant share of the European tobacco papers market, plus the ability to manufacture and market ultraporous plug wrap, a growing segment of the world tobacco papers market.

ENVIRONMENTAL MATTERS

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

            Compliance with government environmental regulations is a matter of high priority to the Registrant. In order to meet environmental requirements, the Registrant has undertaken certain projects, the most significant of which relates to the modernization of the Spring Grove pulpmill. The pulpmill modernization project, which began in 1990, was completed during the fourth quarter of 1994 for a total cost of $171,000,000 (exclusive of capitalized interest). During 1997, the Registrant expended approximately $8,000,000 on environmental capital projects. The Registrant estimates that $9,000,000 and $12,000,000 will be expended for environmental capital projects in 1998 and 1999, respectively. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings have been and will be adversely affected to the extent that selling prices have not been and cannot be increased to offset additional incremental operating costs, including depreciation, resulting from such capital expenditures and to offset additional interest expense on the amounts expended for environmental purposes. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the U.S. paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills or the limitations which environmental compliance may place on its operations.

            The Registrant, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been in discussions with the Wisconsin Department of Natural Resources ("DNR") and the United States Fish and Wildlife Service (the "USFWS") regarding the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago (the "lower Fox River") and the Bay of Green Bay. On January 30, 1997, the Registrant and the six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies.

            Under the Wisconsin Agreement, the companies will provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The State has indicated that the $10 million in work and funds is expected to be spent over a four year period although the bulk of the amount may be spent in 1998. The final allocated portion of the $10 million which the Registrant will be required to pay is unknown at present. The State will act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. The USFWS, together with the National Oceanic and Atmospheric Administration and two Indian tribes, however, is conducting its own assessment despite the State's status. In general, the parties to the Wisconsin Agreement have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

            By letter dated January 31, 1997, and received by the Registrant on February 3, 1997, the USFWS provided 60 days' notice of the intention of the United States Departments of the Interior and Commerce to commence an action for natural resources damages against the Registrant and the six other companies referred to above similarly relating to the discharge of hazardous substances into the lower Fox River. The Registrant does not know the amount which the federal trustees will claim as natural resources damages, but the Registrant believes that it will be substantial. Beginning as of March 1, 1997, the Registrant and six other companies entered into a series of agreements with the United States which provided that all limitation periods were tolled and the parties would forbear from litigation; the last tolling and forbearance period expired on December 2, 1997.

            On July 11, 1997, the Wisconsin DNR, the United States Department of the Interior, the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, the National Oceanic and Atmospheric Administration and the United States Environmental Protection Agency (the "EPA") entered into a Memorandum of Agreement (the "MOA") which provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. The MOA further states that, based on current information, removal of the PCB-contaminated sediments in the lower Fox River is expected to be the principal, but not exclusive, action undertaken to achieve restoration and rehabilitation of injured natural resources. The MOA anticipates funding from the Registrant and the six other companies, all of which are identified as potentially responsible parties.

            The EPA has announced its intention to include the lower Fox River/Bay of Green Bay on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site and the Wisconsin DNR will take the lead in performing the RI/FS. The Registrant believes that this development increases the likelihood that this matter will end up in litigation. The Registrant cannot now predict the cost of the remedy which will be selected for the site, in part because the Registrant cannot predict the remedy for the site and the Registrant cannot predict its share of that cost.

      The Registrant, with advice from its environmental consultants, continues to believe that an aggressive effort, as currently proposed by the governmental authorities, to remove PCB-contaminated sediments, many of which are buried under cleaner material or are otherwise unlikely to move, would be environmentally detrimental and therefore inappropriate. Furthermore, the Registrant's share of the cost of such removal, depending on the amount of sediments to be removed, could exceed its available resources. The Registrant believes it will be able to persuade the parties to the MOA or a court against removal of a substantial amount of PCB-contaminated sediments. There can be no assurance, however, that the Registrant will be successful in arguing that removal of a substantial amount of PCB-contaminated sediments is inappropriate, that it would prevail in any resulting litigation or that its share of the cost of any such removal would not have a material adverse effect on the Registrant's consolidated financial condition, liquidity and results of operation.

            The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury, natural resource damage and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves including, but not limited to, its share of the Wisconsin Agreement, its negotiations with the State concerning the lower Fox River and Bay of Green Bay and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not expect that the insurers' investigation as to coverage will be completed prior to the time these factors become known. The Registrant's current assessment, after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Registrant's consolidated financial condition or liquidity, but could have a material adverse effect on the Registrant's consolidated results from operations in a given year; however, there can be no assurances that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's consolidated financial condition or liquidity will not occur at some future time.


Item 2.     Properties.

            The Registrant's executive offices are located in Spring Grove, Pennsylvania, 11 miles southwest of York. The Registrant's paper mills are located in Spring Grove, Pisgah Forest, North Carolina, Neenah, Wisconsin and Gernsbach, Germany. The Registrant also has a 50% ownership interest in a paper mill in Odet, France.

            The Spring Grove facilities include seven uncoated paper machines with a daily capacity ranging from 12 to 304 tons and an aggregate annual capacity of about 300,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. During 1997, the Spring Grove mill completed its Gravure Coater ("G-Coater") capital project. The Registrant views the G-Coater as an important strategic project which will allow it to expand its more profitable specialty paper product group. The G-Coater, along with Spring Grove's off-line combi-blade coater, gives the Registrant a potential annual production capacity for coated paper of approximately 53,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. The Spring Grove facilities also include a pulpmill, which has a production capacity of approximately 650 tons of bleached pulp per day.

            The Registrant expects its Spring Grove mill to complete the construction of a precipitated calcium carbonate ("PCC") plant during the first quarter of 1998. This plant will allow the Spring Grove mill to produce PCC, which the Registrant believes will be of a higher quality than that which is currently used. The Spring Grove mill will be able to replace its purchased PCC and other high-cost raw materials with its own-made PCC, resulting in significant cost savings to the Registrant.

            The Pisgah Forest facilities include twelve paper machines, stock preparation equipment, a modified kraft bleached flax pulpmill with thirteen rotary digesters, a precipitated calcium carbonate plant and a small recycled pulping operation. The annual light weight paper capacity is approximately 99,000 tons. Nine paper machines are essentially identical while the newer, larger three machines have design variations specific for the products produced. Converting equipment includes winders, calendars, slitters, perforators and printing presses. Due to current high finished tobacco paper goods inventory levels, the Registrant has temporarily shut down one of Pisgah Forest's smaller machines for an indefinite period of time.

            The Neenah facilities, consisting of a paper manufacturing mill, converting plant and offices, are located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 158,000 tons and a wastepaper de-inking and bleaching plant with an annual capacity of approximately 97,000 tons. The converting plant contains a paper processing area and warehouse space.

            As noted in Item 1, on January 2, 1998, the Registrant acquired S&H, which owns and operates a paper mill in Gernsbach, Germany and has a 50% ownership interest of a paper mill in Odet, France. S&H also has a pulpmill in the Philippines which supplies abaca pulp to its paper mills. In addition, S&H owns and operates the facilities in Wisches, France and Summerville, South Carolina.

            The Gernsbach facility includes five uncoated paper machines with a daily light weight paper capacity ranging from 12 to 32 tons and an aggregate annual light weight capacity of about 37,000 tons. In addition, the Gernsbach facility has the capacity to annually produce 8,200 tons of metallized papers using a lacquering machine and two metallizers. The base paper used to manufacture the metallized paper is purchased. The Odet facility includes two paper machines with a total daily light weight capacity of approximately 10 tons and an aggregate annual light weight capacity of approximately 3,900 tons of finished paper. The Philippine pulpmill has an aggregate annual capacity of approximately 7,200 tons of abaca pulp. Of this amount, approximately 7,000 tons are supplied to the Gernsbach and Odet paper mills with the remainder being sold to outside parties. The Gernsbach and Odet paper mills obtain approximately 97% of their abaca pulp from the Philippine pulpmill.

            The Glatfelter Pulp Wood Company, a subsidiary of the Registrant, owns and manages approximately 111,000 acres of land, most of which is timberland.

            The Registrant owns substantially all of the properties used in its papermaking operations, except for certain land leased from the City of Neenah under leases expiring in 2050, on which wastewater treatment, storage and other facilities and a parking lot are located. All of the Registrant's properties, other than those which are leased, are free from any material liens or encumbrances. In conjunction with a financing transaction between the Registrant and one of its subsidiaries completed in February 1997, however, the Registrant secured the indebtedness to the subsidiary incurred in the transaction with mortgages on real estate assets having a value of approximately $300 million. The Registrant considers that all of its buildings are in good structural condition and well-maintained and its properties are suitable and adequate for present operations.


Item 3.     Pending Legal Proceedings.


            For a discussion of potential legal proceedings involving the lower Fox River, see "Environmental Matters" in Part I of this report. The Registrant does not believe that the other environmental matters discussed below will have a material adverse effect on its business or consolidated financial position or results of operations.

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

            During 1990 and again in 1991, the Pennsylvania DEP proposed to reissue the Registrant's wastewater discharge permit on terms with which the Registrant does not agree. The Pennsylvania DEP issued a new proposed permit on March 4, 1997, which addressed to the Registrant's satisfaction several issues raised in its earlier comments, although the Registrant submitted comments pertaining to certain remaining concerns. The EPA formally objected to this proposed permit, and the Pennsylvania DEP agreed to issue a revised proposed permit which would attempt to address the EPA's objections and the other comments the Pennsylvania DEP had received. The Pennsylvania DEP sent a revised draft permit to the Registrant on December 24, 1997. On February 26, 1998, the Pennsylvania DEP withdrew the December 1997 draft in favor of a new draft in order better to satisfy the EPA. The Registrant plans to submit comments to the Pennsylvania DEP on the revised draft, and expects to litigate any terms which remain unacceptable in the final permit. If any other party elects to appeal reissuance of the permit, the Registrant would expect to defend the appeal. The Registrant continues to lawfully operate under its earlier permit, the expiration of which is administratively extended, while this renewal proceeding remains pending.

            The Wisconsin DNR has reissued the Registrant's wastewater discharge permit for the Neenah mill on terms unacceptable to the Registrant. The Registrant has requested an adjudicatory hearing on the terms of that permit. In the interim, the Wisconsin DNR sent the Registrant a draft of a renewed permit on what appear to be acceptable terms. Clean

Water Action Council of Northeast Wisconsin, a local environmental group, has submitted adverse comments and required a hearing to oppose issuance of the permit. The Registrant cannot determine the impact that the new Pennsylvania or Wisconsin wastewater discharge permits will have on the Registrant if they contain objectionable terms because it is too soon to determine what material terms will be in the permits' final form.


Item 4.     Submission of Matters to a Vote of Security Holders.

            Not Applicable.


Executive Officers of the Registrant.


Executive Officers             Office                                       Age
------------------             ------                                       ---

T. C. Norris                   Chairman, President and Chief                59
                               Executive Officer (a)

G. H. Glatfelter II            Senior Vice President (b)                    46

R. P. Newcomer                 Senior Vice President and Chief              49
                               Financial Officer (c)

E. J. Gillis                   Vice President - Marketing,                  50
                               Glatfelter Paper Division (d)

R. S. Lawrence                 Vice President - General Manager,            58
                               Ecusta Paper Division (e)

R. L. Miller                   Vice President - Administration              51
                               (f)

J. F. Myers                    Vice President - Manufacturing               59
                               Technology (g)

C. M. Smith                    Controller and Assistant Secretary           39
                               (h)

R. S. Wood                     Secretary and Treasurer (i)                  40


            Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are elected at the annual meeting of the Board held immediately after the annual meeting of shareholders.

--------------------

(a) Mr. Norris became Chairman of the Board, President and Chief Executive Officer in April 1988.

(b) Mr. Glatfelter became Senior Vice President in September 1995. From May 1993 to September 1995, he was Vice President - General Manager, Glatfelter Paper Division. Prior to May 1993, he was General Manager, Glatfelter Paper Division.

(c) Mr. Newcomer became Senior Vice President and Chief Financial Officer in May 1997. From September 1995 to April 1997 he was Senior Vice President, Treasurer and Chief Financial Officer. From April 1995 to September 1995, he was Vice President, Treasurer and Chief Financial Officer and from May 1993 to April 1995, he was Vice President and Treasurer. Prior to May 1993, he was Assistant Controller.

(d) Mr. Gillis became Vice President - Marketing, Glatfelter Paper Division in May 1993. Prior to May 1993, he was Vice President - Sales, Glatfelter Paper Division.

(e) Mr. Lawrence became Vice President - General Manager, Ecusta Paper Division in May 1993. Prior to May 1993, he was Director of Planning, Acquisitions and Governmental Affairs.

(f) Mr. Miller became Vice President - Administration in September 1995. From August 1994 to September 1995, he was Director of Planning, Acquisitions and Governmental Affairs. He was Director, Marketing Services from May 1993 to August 1994. Prior to May 1993, he was Director, Customer Services.

(g)   Dr. Myers became Vice President - Manufacturing Technology in April 1989.

(h) Mr. Smith became Controller and Assistant Secretary in December 1997. From May 1993 to December 1997, he was Controller. Prior to May 1993, he was a Financial Analyst.

(i) Mr. Wood became Secretary and Treasurer in May 1997. Prior to May 1997, he was Secretary and Assistant Treasurer.

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

                       1997                            1996

Quarter     High         Low      Dividends     High       Low     Dividends

1st         $18 3/8      16 1/4   $.175        $18        15 5/8     $.175
2nd          20          15 3/8    .175         18 3/8    16 1/4      .175
3rd          23 3/8      17 3/8    .175         18 5/8    16 3/4      .175
4th          22 11/16    17        .175         19 5/8    16 3/4      .175

As of December 31, 1997 the Registrant had 3,891 shareholders of record. A number of the shareholders of record are nominees.


Item 6.     Selected Financial Data.

              Nine-Year Summary of Selected Consolidated Financial Data

                               Year Ended December 31
                       (in thousands except per share amounts)

------------------------------------------------------------------------------------------------------------------
                    1997      1996      1995       1994         1993       1992      1991       1990      1989
------------------------------------------------------------------------------------------------------------------

Net sales         $567,072  $566,084  $623,709  $478,302     $473,509    $540,057  $ 567,764  $625,429  $598,777

Income (loss)       45,284    60,399    65,828  (118,251)(a)  20,409(c)    56,544     76,049    88,332    92,864
 before accounting
 changes

Basic earnings        1.07      1.41      1.50  (2.67)(a)        .46(c)      1.28       1.68      1.90      1.94
 (loss) per share
 before accounting
 changes

Diluted earnings      1.07      1.41      1.49  (2.67)(a)        .46(c)      1.27       1.67      1.88       1.93
 (loss) per share
 before accounting
 changes

Total assets       937,583   715,310   673,107   650,810(b)  842,087(d)   648,464    630,115   598,842   550,015

Debt               348,665   150,000   150,000   174,100     150,000       10,100      __        __        1,100

Cash dividends    $.   70   $    .70  $    .70  $    .70     $   .70     $    .70  $     .60  $   .575  $    .50
 declared per
 common share
------------------------------------------------------------------------------------------------------------------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        P. H. Glatfelter Company and Subsidiaries

OVERVIEW

The Company classifies its sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. The Spring Grove, Pennsylvania and Neenah, Wisconsin mills produce printing and specialty papers. The Pisgah Forest mill (hereinafter referred to as "Ecusta") produces printing papers and tobacco and other specialty papers.

Most of the Company's printing paper products are directed at the uncoated free-sheet portion of the industry. Demand for the Company's printing papers was strong during 1997. High demand and full order backlogs allowed the Company to schedule its production equipment more efficiently, which in turn resulted in improved production and record-setting output. Despite the increase in demand, pricing for the Company's printing papers remained under adverse market pressure for much of the year and on average, pricing was lower in 1997 than in 1996. The Company was able to implement modest price increases for certain of its products during the second and third quarter of 1997 and maintained that pricing through the fourth quarter. The near-term prospects for costs of the Company's principal raw material, market pulp, as well as pricing of the Company's products, remain unclear.

Overall, demand for the Company's tobacco and other specialty papers was fairly stable in 1997. Domestic tobacco paper sales were adversely affected by a shift in cigarette production by some domestic producers to international locations. As a result, the Company's sales of tobacco papers to the international market grew in 1997 while domestic paper sales declined. Domestic cigarette consumption declined slightly while international cigarette consumption continued to increase. A significant portion of Ecusta's sales is made to a limited number of global tobacco companies. The current legal and regulatory pressures on the tobacco industry in the U.S. could have an adverse effect on the future of tobacco paper sales and the profitability of Ecusta. Under such conditions, the Company would attempt to replace any lost sales and profitability with further increases in international tobacco paper sales and with sales of lightweight printing and other specialty papers.

The U.S. pulp and paper industry entered 1998 during a period of market uncertainty. The financial problems in Southeast Asia, coupled with relatively weak world pulp markets, are providing a climate in which it is most difficult to predict the future direction of the international and U.S. paper markets. The Company's orientation toward specialty products, especially with its January 2, 1998 acquisition of the specialty paper division of the Schoeller and Hoesch Group, should help mitigate the negative impact if there were to be a downturn in the international and U.S. pulp and paper markets. Specialty papers' demand and prices have historically not fluctuated with international and U.S. pulp markets to the same extent as commodity papers.

1997 COMPARED TO 1996

Net sales in 1997 increased $988,000, or 0.2%, compared to 1996. Each of the Company's operating facilities achieved increased sales volume which was offset by lower average net selling prices.

Printing paper sales remained relatively flat in 1997 compared to 1996. An increase in sales volume of 7.0% was offset by a decrease in average net selling price of 6.9%. The increase in sales volume was principally due to an increase in demand for the Company's products. Despite the increase in demand for the Company's printing papers, pricing for such papers remained under adverse market pressure.

Tobacco and other specialty paper sales also remained relatively flat in 1997 as compared to the prior year, increasing by 1.1%. Tobacco paper sales volume increased by 1.3%, as an increase in international tobacco paper sales volume of 19.6% more than offset a decrease in domestic tobacco paper sales volume of 11.1%. The average net selling prices for tobacco papers decreased slightly as increases in the average net selling price for domestic tobacco papers were more than offset by a decrease in the average net selling prices of international tobacco papers. International tobacco paper prices were negatively impacted by the strengthening of the U.S. dollar versus most foreign currencies. International tobacco paper prices also decreased in part due to the acceptance of lower-priced, less-profitable business in order to fill machine capacity. Volume increased due to productivity increases, but was offset to a large extent by downtime taken at Ecusta for market-related reasons, as well as for maintenance and equipment improvements. Average net selling prices for other specialty papers remained virtually unchanged during the year as compared to 1996 and volume increased marginally in 1997 over 1996.

Profit from operations before interest income and expense and taxes was $84,492,000 in 1997 compared to $105,639,000 in 1996. This decrease was the result of a decrease in average net selling prices, a weakening in the product sales mix to less profitable products and an increase in the Company's cost of products sold. The cost of products sold increased due to the increased sales volume; however, the cost of sales per unit did not change significantly. Raw material prices did not significantly affect the Company's relative performance in 1997 as compared to 1996 as per ton costs for the Company's principal raw materials, market pulp and wastepaper, did not change significantly. The mix of products sold weakened in 1997 versus 1996, particularly at the Ecusta mill. The mill sold a higher amount of lower-priced, lower-margin printing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
P. H. Glatfelter Company and Subsidiaries

papers and international tobacco papers. Gross margin per ton decreased by 22.2% in 1997, a direct result of the change in product mix and lower average net selling prices for certain of the Company's products noted above.

Selling, general and administrative expenses increased by $1,319,000, primarily as a result of increased spending on certain legal matters as well as various other professional fees. The Company also increased its spending on information systems to address certain needs, including the impact of "Year 2000" on its existing computer systems and software. Selling, general and administrative expenses were 6.5% and 6.3% of net sales for 1997 and 1996, respectively.

Interest on debt increased by $9,392,000 and net income from investments and other increased by $6,211,000. This was primarily a result of various financing transactions entered into by the Company during 1997 as detailed below in "Financial Condition."


RESULTS BY MILL

The Spring Grove mill's profit from operations decreased by $5,053,000 in 1997 compared to 1996. Net sales increased by $6,847,000, primarily due to increased sales volume more than offsetting lower average net selling prices. Cost of sales increased by 5.3% principally due to higher production volume. During 1997, the Spring Grove mill achieved high productivity rates and established several production records. The mill also began operation of its gravure coater ("G-Coater") in December of 1997. Although the G-Coater did not significantly impact the mill's results during 1997, it will allow the Spring Grove mill to produce a wider range of value-added products for its customers in 1998 and beyond and is expected to improve the mill's profit performance.

Profits from operations at the Neenah mill were $7,909,000 lower in 1997 than in 1996. Average net selling prices decreased by 6.9% in 1997 versus 1996, more than offsetting an increase in sales volume. Neenah's comparative earnings were not significantly affected by changes in raw material prices, as they remained relatively constant from year to year. Since the mill's fixed costs were spread among a greater number of tons, cost of products sold per ton decreased; however, total cost of products sold increased due to higher production volume.

The Ecusta mill, whose profit from operations decreased by $10,464,000, also experienced strong productivity gains during 1997. Despite some paper machine downtime related to both market conditions and paper machine improvements, sales volume increased by 4.1%. Ecusta's average net selling price decreased by 4.7%. This average selling price decrease was caused by a shift in product mix to lower-priced, lower-margin printing papers as well as decreases in the average selling prices of international tobacco papers discussed above. Ecusta's cost of products sold per ton increased by 2.5%. This increase was primarily due to an increase in market pulp costs. Ecusta achieved significant volume discounts on purchased market pulp during 1996 which were not repeated in 1997.


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

Profit from operations before interest income and expense and taxes was $105,639,000 in 1996 compared to $116,501,000 in 1995. This decrease was the result of decreased sales volume and selling prices. Despite these decreases, gross margin increased from 22.7% in 1995 to 23.2% in 1996. The increase in gross margin was primarily a result of lower costs for market pulp, pulp substitutes and wastepaper. These cost reductions particularly benefited the Ecusta and Neenah mills which rely more on purchased fiber than the Spring Grove mill. The Company's 1996 gross margins also increased due to favorable changes in product mix. On average, tobacco and other specialty paper sales, which increased in 1996, have a higher margin than printing paper sales. These raw material price decreases and changes in product mix more than offset the unfavorable impact of lower production during 1996 compared to 1995. The Company's lower production resulted in higher fixed costs per ton as fixed costs were absorbed over fewer tons produced.

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

Interest on debt in 1996 decreased $957,000 from 1995. This decrease was primarily the result of reduced short-term bank borrowings. The Company had average net short-term borrowings of $20,000 and $9,447,000 during 1996 and 1995, respectively at an average interest rate of 6.1% and 6.2%, respectively. The Company had no short-term borrowings at the end of 1996. Interest on debt also decreased as a result of a lower variable interest rate on the Company's interest rate swap agreement which has a total notional principal amount of $50,000,000.


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

Despite a decrease in net sales of $24,205,000 in 1996 compared to 1995, profit from operations at the Neenah mill showed an increase of $2,404,000. The net sales decrease was primarily the result of lower average selling price. Sales volume was approximately 2% lower in 1996 than 1995. Neenah's cost of sales decreased by $27,147,000, primarily due to significantly lower wastepaper, pulp and pulp substitute costs. Wastepaper costs were extremely high in 1995 and the 1996 costs represented a return to historical levels.

Profit from operations at Ecusta increased $13,807,000 in 1996 compared to 1995. Net sales were flat in 1996 compared to 1995. A slight increase in average selling price due to improved product mix offset a slight reduction in sales volume. Ecusta's cost of sales decreased significantly during the year, primarily as a result of decreased pulp costs. During 1996, the Ecusta mill purchased a significant amount of pulp at low cost, much of which remained in the Company's inventory at the end of 1996.


FINANCIAL CONDITION

LIQUIDITY

During 1997, the Company's cash and cash equivalents increased by $35,117,000. This increase in cash and cash equivalents was principally due to cash generated by operations of $85,203,000 and borrowings of $48,665,000 to facilitate, in part, the acquisition of S&H Papier - Holding GmbH on January 2, 1998, offset by additions to property, plant and equipment of $60,503,000, dividend payments of $29,601,000 and purchases of common stock for the treasury of $11,304,000, the purpose of which was to enhance shareholder value.

In February 1997, the Company formed GWS Valuch, Inc. ("GWS Valuch"), a corporation organized under the laws of the State of Delaware, with the intention that GWS Valuch would qualify as a real estate investment trust. The Company invested approximately $122,500,000 to acquire approximately 99.9% of the voting Class A common stock of GWS Valuch. GWS Valuch also issued shares of step-down preferred stock ("Step-Down Preferred Stock"), having a liquidation preference of $150,000,000 and an initial dividend of approximately 13.9%, to other investors. This dividend included an amortization component of the Step-Down Preferred Stock, resulting in an effective yield of approximately 8.1%. GWS Valuch has been consolidated in the Company's financial statements since the date of formation.

In connection with this transaction, the Company deposited $154,757,000, which included amounts to pay semiannual interest, into a trust to defease certain covenants under the Company's indenture dated as of January 15, 1993, under which the Company's $150,000,000 principal amount of 5 7/8% Notes due March 1, 1998, are outstanding. As of December 31, 1997, approximately $153,000,000 remains in the trust. This amount, along with interest to be earned, will be held to maturity and used to pay the total amount of principal and interest due on the 5 7/8% Notes on March 1, 1998.

Subsequent to the above transactions, the Internal Revenue Service announced that it intended to issue regulations with retroactive effect on transactions using self-amortizing investments in conduit financing entities. As a result of this announcement, the likelihood that the Company could lose certain tax benefits arising from GWS Valuch's Step-Down Preferred Stock financing increased substantially. Accordingly, on July 2, 1997, using the proceeds of a short-term unsecured loan in the principal amount of $144,675,000, the Company purchased approximately 145,000 shares of Class A common stock of GWS Valuch. The funds received were used by GWS Valuch to redeem all 150,000 outstanding shares of the Step-Down Preferred Stock.

On July 22, 1997, the Company issued $150,000,000 principal amount of 6 7/8% Notes due July 15, 2007. Interest on the 6 7/8% Notes is payable semiannually on January 15 and July 15 of each year. The 6 7/8% Notes are redeemable, in whole or in part,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
P. H. Glatfelter Company and Subsidiaries


at the option of the Company at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the 6 7/8% Notes were used to repay the $144,675,000 principal amount of the short-term unsecured loan described above and approximately $501,000 of related interest. The remaining balance of the net proceeds was applied to general corporate purposes.

On December 22, 1997, the Company entered into a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Company to borrow up to the equivalent of $200 million in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods principally determined, at the Company's option, on a daily or one to six month basis. Interest on the revolving credit loans is at variable rates, based, at the Company's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Company's debt ratings as published by Standard & Poor's and Moody's.


On December 30, 1997, the Company borrowed, under the Revolving Credit Facility, DM 87,500,000 (approximately $48,665,000) in anticipation of its January 2, 1998 acquisition of S & H Papier - Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group. These proceeds were used to capitalize two German subsidiaries in order to facilitate the S&H acquisition. These funds were borrowed at a three-day rate of 5.075% and invested in overnight securities until January 2, 1998.


On January 2, 1998, the Company borrowed an additional DM 182,500,000 (approximately $101,500,000) under the Revolving Credit Facility. These funds, along with the DM 87,500,000 borrowed on December 30, 1997, were used to complete the acquisition of S&H. In order to offset some of the variable rate characteristics of the total borrowings under the Revolving Credit Facility, the Company, during 1998, entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $29,300,000). Under the agreements, the Company pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR"). The six-month DM LIBOR applicable for the first half of 1998 is approximately 3.8%.


The Company expects to meet all its near-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and the Revolving Credit Agreement or other bank lines of credit.


CAPITAL RESOURCES


During 1997, the Company expended $60,503,000 for capital projects. Most of these expenditures were for maintenance-related capital projects; however, these expenditures include spending related to the gravure coater ("G-Coater") and the precipitated calcium carbonate ("PCC") plant. The Company views the G-Coater as an important strategic project which will allow it to expand its more profitable specialty paper product group. The Company expects that this new piece of equipment will have a positive impact on its profitability. The total cost of this project is expected to be $15,000,000. Of this amount, $11,500,000 was expended during 1997 and approximately $3,000,000 is expected to be expended in 1998.


The PCC plant, which is scheduled to begin operations late in the first quarter of 1998, will allow the Spring Grove mill to produce PCC, which it believes will be of a higher quality than that which is currently used. The Spring Grove mill will be able to replace its purchased PCC and other high-cost raw materials with its own-made PCC, resulting in significant cost savings to the Company. The total cost of this project is expected to be $9,500,000. Of this amount, $6,000,000 was expended during 1997 and approximately $2,700,000 is expected to be expended in 1998.



ACQUISITION OF SCHOELLER & HOESCH


On January 2, 1998, the Company acquired S & H Papier - Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group. S&H, a German company, owns and operates a paper mill in Gernsbach, Germany and has a 50% ownership interest of a paper mill in Odet, France. S&H also has a pulpmill in the Philippines which supplies abaca pulp to its paper mills. In addition, S&H owns and operates other facilities in Wisches, France and Summerville, South Carolina. S&H primarily manufactures specialty papers and has the leading market position in world tea bag paper. S&H also manufactures other specialty papers, including tobacco, metalized, stencil, filter and casing papers, as well as some printing papers.


The acquisition of S&H represents a significant step in the Company's long-term strategic plan, which emphasizes growth in technically engineered specialty paper markets. It provides the Company with a strong business position in the world tea bag paper market and a presence in other long fiber markets such as stencil, filter and casing papers. It also strengthens the Company's tobacco papers business by providing a manufacturing presence in Europe and a significant share of the European tobacco papers market, plus the ability to manufacture and market ultraporous plug wrap, a growing segment of the world tobacco papers market.



ENVIRONMENTAL MATTERS


The Company is subject to loss contingencies resulting from regulation by various federal, state, local and for-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
P. H. Glatfelter Company and Subsidiaries

eign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. During 1997, 1996 and 1995, the Company incurred approximately $14,800,000, $15,200,000 and $14,600,000, respectively, in operating costs related to complying with environmental laws and regulations. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Company continues to negotiate with the State of Wisconsin regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the lower Fox River, on which the Company's Neenah mill is located. The cost of such restoration and damages is presently unknown but could be substantial and perhaps exceed the Company's available resources as discussed in Note 7 to the Company's consolidated financial statements. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's consolidated financial condition or liquidity, but could have a material adverse effect on the Company's consolidated results from operations in a given year; however, there can be no assurance that the Company's reserves will be adequate or that a material adverse effect on the Company's consolidated financial condition or liquidity will not occur at some future time.



YEAR 2000


During 1997, the Company began reviewing its embedded technology, computer systems and software to determine which are not "Year 2000" compliant. The Company has established plans and processes for evaluating and managing the risks associated with this problem in order to ensure that all necessary modifications and/or replacements of existing embedded technology, computer systems and software are completed on a timely basis. The Company has also established task forces to, among other things, gather information concerning the Year 2000 compliance status of suppliers and customers. Nearly all of the Company's business systems use internally developed software. As a result, some of the Company's internal information systems personnel have been dedicated toward modifying these systems to be Year 2000 compliant by mid-year 1999. To date, the Company is on schedule to meet that deadline. The Company is assessing other areas of the business where Year 2000 noncompliance could negatively impact the Company, in particular, embedded technology in process control systems. Solutions to the embedded technology issue may involve interaction with the original system vendors, possible replacement of systems or use of outside professional services to modify the embedded technologies.


It is not expected that such modifications and/or replacements will have a material adverse effect in 1998 or 1999 on the Company's consolidated financial statements. The Company's use of its own information systems personnel to make the business systems Year 2000 compliant has and will continue to delay some other strategic information systems development and implementation which would have otherwise benefitted the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays. In the event that any of the Company's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Company's business or operations could be adversely affected.



FORWARD-LOOKING STATEMENTS


Any statements set forth in this annual report or otherwise made in writing or orally by the Company with regard to its expectations as to financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward looking statements:
(i) variations in demand for its products; (ii) changes in the cost or availability of raw materials used by the Company, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Company's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation; (viii) adverse results in litigation; and (ix) disruptions in production and/or increased costs due to labor disputes.

Item 7A.    Quantitative and Qualitative Disclosures About Market
            Risk.

            Not Applicable.

Item 8.     Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF INCOME
P. H. Glatfelter Company and Subsidiaries

For the Years Ended December 31, 1997, 1996 and 1995



(in thousands except per share amounts)           1997        1996       1995
                                                --------    --------    --------
NET SALES                                       $567,072    $566,084    $623,709
OTHER INCOME:
  Interest on investments and other -- net         7,785       1,574       1,376
  Energy sales -- net (Note 1(k))                  9,189       8,559       9,455
  Gain from property dispositions, etc. -- net     3,166         977       1,852
                                                --------    --------    --------
      Total                                      587,212     577,194     636,392
                                                --------    --------    --------
COSTS AND EXPENSES:
  Cost of products sold                          458,126     434,491     482,139
  Selling, general and
    administrative expenses                       36,809      35,490      36,376
  Interest on debt (Note 10)                      18,700       9,308      10,265
                                                --------    --------    --------
      Total costs and expenses                   513,635     479,289     528,780
                                                --------    --------    --------
INCOME BEFORE INCOME TAXES                        73,577      97,905     107,612
                                                --------    --------    --------
INCOME TAX PROVISION (Note 6):
  Current                                         25,453      20,604      18,123
  Deferred                                         2,840      16,902      23,661
                                                --------    --------    --------
      Total                                       28,293      37,506      41,784
                                                --------    --------    --------
NET INCOME                                      $ 45,284    $ 60,399    $ 65,828
                                                ========    ========    ========
BASIC EARNINGS PER SHARE
  (Notes 1(b) and 3)                            $   1.07    $   1.41    $   1.50
DILUTED EARNINGS PER SHARE
  (Notes 1(b) and 3)                            $   1.07    $   1.41    $   1.49


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
P. H. Glatfelter Company and Subsidiaries

December 31, 1997 and 1996




(in thousands except share information)                   1997            1996
                                                       ---------       ---------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Notes 1(c) and 2)         $  66,919       $  31,802
  Marketable securities (Note 1(f))                      155,174             811
  Accounts receivable (less allowance for doubtful
    accounts: 1997, $1,973; 1996, $1,913)                 50,187          49,703
  Inventories (Note 1(d))                                101,232         101,231
  Prepaid expenses                                         2,967           4,522
                                                       ---------       ---------
    Total current assets                                 376,479         188,069
PLANT, EQUIPMENT AND TIMBERLANDS -- NET
  (Notes 1(e) and 7)                                     475,189         455,190
OTHER ASSETS (Notes 1(f) and 4)                           85,915          72,051
                                                       ---------       ---------
        Total assets                                   $ 937,583       $ 715,310
                                                       =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 10)          $ 150,000       $      --
  Short-term debt (Note 2)                                48,665              --
  Accounts payable                                        36,218          35,249
  Dividends payable                                        7,390           7,444
  Federal, state and local taxes                           5,106           4,305
  Accrued compensation, other expenses
    and deferred income taxes                             41,506          39,185
                                                       ---------       ---------
        Total current liabilities                        288,885          86,183
LONG-TERM DEBT (Note 10)                                 150,000         150,000
DEFERRED INCOME TAXES (Notes 1(g) and 6)                 101,995          99,139
OTHER LONG-TERM LIABILITIES (Notes 1(l), 3 and 5)         56,287          48,958
                                                       ---------       ---------
        Total liabilities                                597,167         384,280
                                                       ---------       ---------
COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)
SHAREHOLDERS' EQUITY (Note 3):
  Common stock, $.01 par value;
  authorized -- 120,000,000 shares; issued
  (including shares in treasury: 1997, 12,212,372;
  1996, 11,822,152) -- 54,361,980 shares                     544             544
  Capital in excess of par value                          42,623          41,601
  Retained earnings                                      478,073         462,337
                                                       ---------       ---------
    Total                                                521,240         504,482
  Less cost of common stock in treasury                 (180,824)       (173,452)
                                                       ---------       ---------
    Total shareholders' equity                           340,416         331,030
                                                       ---------       ---------
        Total liabilities and shareholders' equity     $ 937,583       $ 715,310
                                                       =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
P. H. Glatfelter Company and Subsidiaries

For the Years Ended December 31, 1997, 1996 and 1995





                                                Common                       Capital in                                    Total
                                                Shares            Common   Excess of Par    Retained      Treasury     Shareholders'
(in thousands except shares outstanding)      Outstanding          Stock       Value        Earnings        Stock         Equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1995                       44,199,829           $544       $39,838       $396,635      $(141,283)     $295,734
  Net income                                                                                   65,828                       65,828
  Cash dividends declared                                                                     (30,701)                     (30,701)
  Delivery of treasury shares:
    Employee stock purchase
      and 401(k) plans                            174,929                          955                         2,402         3,357
    Employee stock options
      exercised -- net                             16,754                          128                           138           266
Purchase of stock for treasury                   (956,200)                                                   (19,078)      (19,078)
                                             ------------         ------       -------        -------      ---------      ----------
Balance, December 31, 1995                     43,435,312            544        40,921        431,762       (157,821)      315,406
  Net income                                                                                   60,399                       60,399
  Cash dividends declared                                                                     (29,824)                     (29,824)
  Delivery of treasury shares:
    Restricted stock awards                        72,193                          223                         1,054         1,277
    Employee stock purchase
      and 401(k) plans                            151,265                          447                         2,207         2,654
    Employee stock options
      exercised -- net                             12,131                           10                           176           186
  Purchase of stock for treasury               (1,131,073)                                                   (19,068)      (19,068)
                                             ------------         ------       -------        -------      ---------      ----------
Balance, December 31, 1996                     42,539,828            544        41,601        462,337       (173,452)      331,030
  Net income                                                                                   45,284                       45,284
  Cash dividends declared                                                                     (29,548)                     (29,548)
  Delivery of treasury shares:
    Restricted stock awards                        13,350                          217                           196           413
    Employee stock purchase
      and 401(k) plans                            150,940                          545                         2,219         2,764
    Employee stock options
      exercised -- net                            103,690                          260                         1,517         1,777
  Purchase of stock for treasury                 (658,200)                                                   (11,304)      (11,304)
                                             ------------         ------       -------       --------      ---------      ----------
BALANCE, DECEMBER 31, 1997                     42,149,608           $544       $42,623       $478,073      $(180,824)     $340,416
                                             ============         ======       =======       ========      =========      ==========



The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
P. H. Glatfelter Company and Subsidiaries

For the Years Ended December 31, 1997, 1996 and 1995




(in thousands)                                                                1997               1996               1995
                                                                     -----------------     --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $  45,284           $ 60,399         $  65,828
Items included in net income not using (providing) cash:
Depreciation and depletion                                                      35,796             33,570            32,599
Expense related to employee stock
purchase and 401(k) plans                                                        1,270              1,224               975
Loss (gain) on disposition of fixed assets                                      (2,121)               169              (476)
Changes in assets and liabilities:
Accounts receivable                                                               (484)             2,349            (3,140)
Inventories                                                                         (1)           (14,153)           (5,247)
Other assets and prepaid expenses                                              (12,309)           (14,885)          (13,252)
Accounts payable, accrued
compensation, other expenses,
deferred income taxes and other
long-term liabilities                                                           14,111              3,555            17,096
Federal, state and local taxes                                                     801              4,070            (2,254)
Deferred income taxes -- noncurrent                                              2,856             18,457            20,369
                                                                     -----------------     --------------   ---------------
Net cash provided by operating activities                                       85,203             94,755           112,498
                                                                     -----------------     --------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale (purchase) or maturity of
investments -- net                                                            (154,363)             1,153             6,114
Proceeds from disposal of fixed assets                                           3,749                102               987
Additions to plant, equipment and
timberlands                                                                    (57,664)           (37,477)          (25,777)
Increase (decrease) in liabilities related
to fixed asset acquisitions                                                     (2,839)             1,833            (6,716)
                                                                     -----------------     --------------   ---------------
Net cash used in investing activities                                         (211,117)           (34,389)          (25,392)
                                                                     -----------------     --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing (repayment) of short-term
debt -- net                                                                     48,665                --            (24,100)
Borrowing of long-term debt                                                    150,000                --                --
Dividends paid                                                                 (29,601)           (29,977)          (30,839)
Purchases of common stock                                                      (11,304)           (19,068)          (19,078)
Employees' contribution -- common stock
issued under employee benefit plans                                              3,271              1,617             2,642
                                                                     -----------------     --------------   ---------------
Net cash provided by (used in) financing
activities                                                                     161,031            (47,428)          (71,375)
                                                                     -----------------     --------------   ---------------
Net increase in cash and cash equivalents                                       35,117             12,938            15,731
CASH AND CASH EQUIVALENTS:
At beginning of year                                                            31,802             18,864             3,133
                                                                     -----------------     --------------   ---------------
At end of year                                                               $  66,919           $ 31,802         $  18,864
                                                                     =================     ==============   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest                                                                     $  14,293           $  9,684         $  10,366
Income taxes                                                                    24,650             20,480            21,571


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries

For the Years Ended December 31, 1997, 1996 and 1995





1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


(a) Nature of Operations and Principles of Consolidation

P. H. Glatfelter Company and subsidiaries are principally manufacturers of printing papers and tobacco and other specialty papers. Headquartered in Spring Grove, Pennsylvania, the Company's paper mills are located in Spring Grove, Pisgah Forest, North Carolina and Neenah, Wisconsin. The Company's products are marketed in most parts of the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or direct to customers. The accounts of the Company, and its wholly-owned, significant subsidiaries, are included in the consolidated financial statements. All inter-company transactions have been eliminated. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1997.

On January 2, 1998, the Company acquired S & H Papier - Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group. The results of S&H, a German company, are not included in the consolidated financial statements for the years ended December 31, 1997, 1996 and 1995. See Note 2 for further discussion of the acquisition, including disclosure of pro forma information.


(b) Basic and Diluted Earnings per Share

Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements of earnings per share and supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the Company's Consolidated Statements of Income and a reconciliation of the computation of basic earnings per share to diluted earnings per share in the notes to the consolidated financial statements. Basic earnings per share exclude the dilutive impact of common stock equivalents and are computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share include the effect of potential dilution from the issuance of common stock, pursuant to common stock equivalents, using the treasury stock method.

SFAS No. 128 is required to be adopted for financial statements ending after December 15, 1997. Early adoption was not permitted. Concurrent with the adoption, all prior years' earnings per share information has been restated, resulting in no material differences.




                                          1997                            1996                            1995
                                 --------------------------      --------------------------      --------------------------
                               Net Income        Shares        Net Income         Shares        Net Income        Shares
                               (Numerator)    (Denominator)    (Numerator)     (Denominator)    (Numerator)    (Denominator)
                                 -----------     ----------      -----------     ----------      -----------     ----------

Basic earnings per
share factors                    $45,284,000     42,220,200      $60,399,000     42,717,834      $65,828,000     43,953,766
Effect of potentially
dilutive employee
incentive plans:
Restricted stock
awards                                   --          31,059              --          80,191              --         161,652
Performance stock
awards                                   --          95,879              --          69,287              --          26,520
Employee stock
options                                  --          95,102              --          42,783              --         116,736
                                 -----------     ----------      -----------     ----------      -----------     ----------
Diluted earnings per
share factors                    $45,284,000     42,442,240      $60,399,000     42,910,095      $65,828,000     44,258,674
                                 ===========     ==========      ===========     ==========      ===========     ==========

Basic earnings per share               $1.07                           $1.41                           $1.50

Diluted earnings per share             $1.07                           $1.41                           $1.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries



(c) Cash and Cash Equivalents

The Company considers all highly liquid financial instruments with effective maturities at date of purchase of three months or less to be cash equivalents.

(d) Inventories

Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories are valued using the last-in, first out
(LIFO) method, and the supplies inventory is valued principally using the average cost method. Inventories at December 31 are summarized as follows:

                                     1997          1996
                                   ---------      ---------

                                       (in thousands)

Raw materials                      $  35,980      $  36,355
In-process and finished               31,724         33,073
Supplies                              33,528         31,803
                                   ---------      ---------


Total                               $101,232       $101,231
                                   =========      =========


If the Company had valued all inventories using the average cost method, inventories would have been $2,839,000 and $2,571,000 higher than reported at December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996, the recorded value of the above inventories exceeded inventories for income tax purposes by approximately $20,700,000 and $20,400,000, respectively.


(e) Plant, Equipment and Timberlands

Depreciation is computed for financial reporting on the straight-line method over the estimated useful lives of the respective assets and for income taxes principally on accelerated methods over lives established by statute or Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference. See Notes 1(g) and 6.

The range of estimated service lives used to calculate financial reporting depreciation for principal items of property, plant and equipment are as follows:


Buildings                                                10 - 45 Years
Machinery and equipment                                   7 - 35 Years
Other                                                     4 - 40 Years

Depletion of the cost of timber is computed on a unit rate of usage by growing area based on estimated quantities of recoverable material.

Maintenance and repairs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the cost and related reserve are eliminated and any resultant gain or loss is included in income.

Property, plant and equipment accounts are summarized as follows:

                                     1997          1996
                                   ---------      ---------
                                       (in thousands)
Land and buildings                 $ 116,186      $ 112,973
Machinery and equipment              916,063        870,116
Other                                 29,553         28,286
Less accumulated
depreciation                        (617,576)      (585,954)

                                   ---------      ---------
Total                                444,226        425,421
Construction in progress              13,149         12,342
Timberlands, less depletion           17,814         17,427
                                   ---------      ---------
Plant, equipment
and timberlands -- net             $ 475,189      $ 455,190
                                   =========      =========


(f) Investments in Debt and Equity Securities

Long-term investments, which are due over a 17-year period and are classified as held-to-maturity, are included in "Other assets" on the Consolidated Balance Sheets at December 31, 1997 and 1996. The investments consist of approximately $12,100,000 and $11,900,000 in U. S. Treasury and government obligations in 1997 and 1996, respectively. The estimated fair value of the investments in such securities approximated the amortized cost, and therefore, there were no significant unrealized gains or losses as of December 31, 1997 and 1996. Investments in municipal debt and equity securities of $2,089,000, classified as held-to-maturity, and $811,000, classified as available-for-sale, are reported as "Marketable securities" on the Consolidated Balance Sheets at December 31, 1997 and 1996, respectively. The fair market value for such securities approximates cost. See Note 10 for a description of other investments reported as "Marketable securities."


(g) Income Tax Accounting

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment.

(h) Fair Market Value of Financial Instruments

The amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, other assets, short-term debt and long-term debt approximate fair value.


(i) Valuation of Long-Lived Assets

The Company evaluates long-lived assets for impairment on an annual basis in conjunction with the preparation of the annual budget or when a specific event indicates that the carrying value of an asset may not be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries


recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.


(j) Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable based upon currently available facts and known circumstances but recognizes that actual results may differ from those estimates and assumptions. See Note 7.


(k) Revenue Recognition

The Company recognizes revenue on product sales upon shipment and on energy sales when electricity is delivered to its customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance, are netted against the energy sales for presentation on the Consolidated Statements of Income. The Company's current contract to sell excess electricity it produces expires in the year 2010 and requires that the customer purchase all of the Company's excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.


(l) Environmental Liabilities

Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and that the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Accrued environmental liabilities are classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties.

Costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs extend the life of the property, increase its capacity and/or mitigate or prevent contamination from future operations.


(m) Stock-Based Compensation


The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock awards is equal to the quoted market price of the Company's stock at the date of grant and is recorded ratably over the period in which forfeiture provisions lapse. Compensation expense for performance stock awards is recognized over the performance period based on changes in quoted market prices of the Company's stock and the likelihood of achieving the performance goals. See Note 3.

(n) Derivative Financial Instruments

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates. Amounts to be paid or received under interest rate swap agreements are recognized as interest expense or interest income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes. The credit risks associated with the Company's interest rate swap agreements are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by counterparties, the Company does not expect such losses, if any, to be significant.

(o) New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 in 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement, which establishes standards for the reporting of information about operating segments on an annual basis and requires the reporting of selected condensed information about operating segments in interim financial statements, is effective for fiscal years beginning after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries


December 15, 1997. Reclassification of segment information for earlier periods presented for comparative purposes is required under SFAS No. 131. The Company is evaluating whether the adoption of this statement will result in any changes to its presentation of financial data for interim and annual periods in 1998.


2. ACQUISITION OF THE SPECIALTY PAPER DIVISION OF THE SCHOELLER AND HOESCH GROUP

Effective January 2, 1998, the Company acquired all of the outstanding common stock of S&H Papier - Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group, from RQPO Beteiligungs GmbH & Co. Papier KG ("RQPO") and EVOBESTRA Vermogensverwaltungsgesellschaft mbH, for approximately DM 270 million ($150 million), subject to certain adjustments, in cash. The principal partners in RQPO are Deutsche Beteiligungs AG and S&H management. The Company will account for the S&H acquisition under the purchase method of accounting and S&H will be consolidated with the Company beginning in January 1998.

S&H was founded in 1881 in Gernsbach, Germany, where its corporate offices and major paper production facilities are located. S&H has a 50% ownership interest in a paper mill in Odet, France. S&H also has an abaca pulpmill in the Philippines and other facilities in France and the United States. S&H produces a range of paper products, including tea bag and other long fiber products such as stencil, filter and casing paper, as well as tobacco papers and printing papers.

The purchase price of S&H, including certain transaction costs, will be allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The excess of the purchase price over the fair value of net assets acquired will be recorded principally as goodwill, and amortized on a straight-line basis over 20 years.

To finance the acquisition, on December 22, 1997, the Company entered into a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Company to borrow up to the equivalent of $200 million in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Company's option, on a daily or one to six month basis. Interest on the revolving credit loans is at variable rates based, at the Company's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Company's debt ratings as published by Standard & Poor's and Moody's.

On December 30, 1997, the Company borrowed DM 87,500,000 (approximately $48,665,000) under the Revolving Credit Facility at a three-day rate of 5.075%. These proceeds were used to capitalize two German subsidiaries in order to facilitate the S&H acquisition and are included in "Cash and cash equivalents" on the Consolidated Balance Sheet. The borrowings are classified as "Short-term debt" on the Consolidated Balance Sheet at December 31, 1997.

On January 2, 1998, the Company borrowed the remaining DM 182,500,000 (approximately $101,500,000) necessary to complete the acquisition. To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, in January 1998, the Company entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $29,300,000). Under the agreements, the Company pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR"). The six-month DM LIBOR applicable for the first half of 1998 is approximately 3.8%.

The following summarized unaudited combined pro forma information for the years ended December 31, 1997 and 1996 has been presented as if the S&H acquisition had occurred on January 1, 1996. This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated S&H since January 1, 1996 (dollars in thousands, except per share data).




                                     Unaudited Pro Forma
                                         Information
                                   Year Ended December 31
                                     1997          1996
                                   ------------------------

Net sales                           $738,547)      $754,405
Net income                            51,483         61,371
Basic earnings per share                1.22           1.44
Diluted earnings per share              1.21           1.43


3. KEY EMPLOYEE LONG-TERM INCENTIVE PLAN, RESTRICTED COMMON STOCK AWARD PLAN AND EMPLOYEE STOCK PURCHASE PLANS


On April 23, 1997, the common shareholders amended the 1992 Key Employee Long-Term Incentive Plan ("1992 Plan") to authorize, among other things, the issuance of up to 5,000,000 shares of the Company's common stock to eligible participants. The 1992 Plan provides for incentive stock options, non-qualified stock options, restricted stock awards, performance shares and performance units. The Company's 1988 Restricted Common Stock Award Plan ("1988 Plan") was amended in 1992 to provide that no further awards of common shares may be made thereunder.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries


Restricted Stock Awards

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

On May 1, 1996, in lieu of delivering 60,303 shares, the Company elected to pay in cash an amount equal to the fair value of such shares. Also on May 1, 1996, 72,193 shares were delivered from treasury (after reduction of 49,504 shares for taxes). On May 1, 1997, 13,350 shares were delivered from treasury (after reduction of 6,650 shares for taxes). The Company expensed $166,000, $283,000 and $615,000 related to the restricted stock awards in 1997, 1996 and 1995, respectively. Shares awarded under the 1988 Plan cease to be subject to forfeiture as follows: 20,000 in each of 1998 and 1999.


Performance Shares

On May 1, 1995, January 1, 1996, January 1, 1997 and January 1, 1998, the Company awarded, under the 1992 Plan, 59,620, 44,860, 40,060 and 45,740 shares, respectively, subject to certain conditions, to certain key employees to be issued in whole or in part depending on the Company's degree of success in achieving certain financial performance goals during defined four-year performance periods. The May 1, 1995, January 1, 1996, January 1, 1997 and January 1, 1998 awards are for the performance periods ending December 31, 1998, 1999, 2000 and 2001, respectively, and if earned will be distributed the following year. The Company expensed $722,000, $504,000 and $186,000 related to these awards in 1997, 1996 and 1995, respectively. The fair market value of the shares granted during 1998, 1997, 1996 and 1995 was $18.38, $17.88, $17.16 and
$17.81, respectively.


Non-Qualified Stock Options

The following summarizes the activity with respect to non-qualified options under the 1992 Plan to purchase shares of common stock for the years ended December 31, 1997, 1996 and 1995:





                                                   1997                         1996                         1995
                                       --------------------------------------------------------------------------------------
                                                       Wtd. Avg.                     Wtd. Avg.                    Wtd. Avg.
                                           Shares      Exer. Price      Shares       Exer. Price     Shares       Exer. Price
                                       --------------------------------------------------------------------------------------

Outstanding at beginning of year           1,403,640       $17.42      1,235,910      $17.48      1,115,000        $17.42
Options granted                              352,750        18.25        202,030       16.91        229,660         17.81
Options exercised                           (105,225)       17.20        (12,300)      15.44        (39,025)        17.42
Options canceled                             (30,000)       17.41        (22,000)      17.48        (69,725)        17.61
                                        ------------                   ---------                  ---------
Outstanding at end of year                 1,621,165        17.61      1,403,640       17.42      1,235,910         17.48
Exercisable at end of year                 1,001,813        17.49        816,046       17.39        556,362         17.17



The exercise price for the options outstanding as of December 31, 1997 is between $15.44 and $18.78. Such options will expire on average in 6.9 years. An additional 294,360 options became exercisable January 1, 1998, at a weighted average exercise price of $17.75. The weighted average fair value of options granted during 1997, 1996 and 1995 was $4.92, $4.24 and $4.46, respectively, on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with expected lives of ten years and the following weighted average assumptions:

                                         1997            1996            1995
                                     ------------------------------------------
Risk-free interest rate                  6.43%           6.12%           6.12%
Expected dividend yield                  3.86%           3.99%           3.99%
Expected volatility                      24.7%           24.0%           24.0%

Options typically become exercisable for 25% of the shares of common stock issuable on exercise thereof, beginning January 1 of the year following the date of grant, assuming six months has passed, with options for an additional 25% of such shares becoming exercisable on January 1 of each of the next three years. Options not exercisable in this format are exercisable in full either six months or one year from the date of grant. All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries



The exercise price represents the quoted market price of the Company's common stock on the date of grant, or the average quoted market prices of the Company's common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.


Pro Forma Information

The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for the non-qualified stock options and for which compensation cost has been recognized for stock awards, as described above. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the years ended December 31, 1997, 1996 and 1995 would have been reduced to the following pro forma amounts:

                             1997        1996       1995
                            -------     -------    -------
                                 (in thousands except
                                per share information)

Net income:
  As reported                $45,284    $60,399     $65,828
  Pro forma                   45,195     60,289      65,793
Earnings
per share:

  Reported -- basic            $1.07      $1.41       $1.50
  Reported -- diluted           1.07       1.41        1.49


  Pro forma -- basic            1.07       1.41        1.50
  Pro forma -- diluted          1.06       1.41        1.49



Employee Stock Purchase Plans

Under the employee stock purchase plans, eligible hourly employees may acquire shares of the Company's common stock at its fair market value. Employees may contribute up to 10% of their compensation, as defined. For employee contributions up to 6% of their compensation, the Company shall contribute, as specified in the plans, 15% of the employee's contribution.


1998 Activity

On January 1, 1998, the Company granted to certain key employees non-qualified options to purchase an aggregate of 211,010 shares of common stock. Options to purchase 100,000 shares are exercisable on January 1, 1999. Subject to certain conditions, the remaining stock options are exercisable as to 25% of such shares beginning on January 1, 1999 and an additional 25% of such shares beginning on January 1 of each of the next three years. These stock options, which expire on December 31, 2007, were granted at an exercise price of $18.375 per share, representing the average of the quoted market prices of the Company's common stock on Wednesday, December 31, 1997 and Friday, January 2, 1998.


4. RETIREMENT PLANS

The Company has trusteed noncontributory defined benefit pension plans covering substantially all of its employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding met the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $10,063,000, $9,246,000 and $6,623,000 was recognized in 1997,
1996 and 1995, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries



The following table sets forth the status of the Company's defined benefit pension plans at December 31, 1997 and 1996:

                                                              1997                             1996
                                                     -------------------------       ------------------------
                                                    Overfunded      Underfunded     Overfunded       Underfunded
                                                      Plans            Plans           Plans            Plans
                                                     ---------       ---------       ---------       ---------
                                                                          (in thousands)
Actuarial present value of accumulated
  benefit obligation:
    Vested employees                                 $(150,686)      $ (11,937)      $(112,164)      $ (38,165)
    Nonvested employees                                 (8,930)           (530)         (5,583)         (3,614)
                                                     ---------       ---------       ---------       ---------
      Total                                          $(159,616)      $ (12,467)      $(117,747)      $ (41,779)
                                                     =========       =========       =========       =========

Projected benefit obligation for services
  rendered to date                                   $(178,645)      $ (12,944)      $(134,657)      $ (42,202)
Plan assets at fair value (primarily stocks,
  bonds and cash equivalents)                          413,807              --         311,567          23,854
                                                     ---------       ---------       ---------       ---------
Plan assets in excess of (less than)
  projected benefit obligation                         235,162         (12,944)        176,910         (18,348)
Unrecognized net (gain) loss from past
  experience different from that assumed              (156,571)          2,001        (101,050)           (420)
Unrecognized prior service cost                         16,507              --           6,910           9,142
Unrecognized net (asset) liability at January 1        (12,789)          1,863         (14,901)          2,251
                                                     ---------       ---------       ---------       ---------
Prepaid (accrued) pension cost                       $  82,309       $  (9,080)      $  67,869       $  (7,375)
                                                     =========       =========       =========       =========


The net prepaid pension cost is included in "Other assets" on the Consolidated Balance Sheets at December 31, 1997 and 1996. Net pension income includes the following components:

                                                      1997            1996             1995
                                                    --------        --------        --------
                                                                 (in thousands)
Service cost -- benefits earned during period       $ (4,605)       $ (4,076)       $ (3,671)
Interest cost on projected benefit obligation        (13,008)        (11,708)        (10,951)
Actual return on plan assets                          84,622          51,210          68,583
Net amortization and deferral                        (56,946)        (26,180)        (47,338)
                                                    --------        --------        --------
Net pension income                                  $ 10,063        $  9,246        $  6,623
                                                    ========        ========        ========


The assumptions used in computing the information above were as follows:

                                                           1997            1996             1995
                                                       ------------      -----------    ------------

Discount rate -- pension expense                           7.5%            7.5%             8.0%
Expected long-term rate of return on plan assets           9.0%            9.0%             8.5%
Discount rate -- projected benefit obligation              7.5%            7.5%             7.5%
Future compensation growth rate                            3.5%            3.5%             3.5%


During 1995, the Company established a 401(k) plan for all salaried employees. Salaried employees may contribute up to 15% of their salary to this plan, subject to certain restrictions. The Company will contribute up to 50% of the employee's contribution, but not more than 3% of the employee's compensation, as defined, in the form of shares of the Company's common stock into the Company stock fund maintained under the 401(k) plan. During 1997, 1996 and 1995, the Company contributed shares of its common stock valued at $1,093,000, $1,048,000 and $235,000, respectively, to the 401(k) plan.

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

The following table sets forth the plan's status as of December 31:


                               1997            1996
                             --------        --------
                                  (in thousands)
Accumulated
  postretirement
  benefit obligation:
Retirees                     $  8,640        $  9,024
Fully eligible active
  plan participants             5,883           5,414
  Other active plan
  participants                 12,927          13,392
                             --------        --------
Accumulated
  postretirement
  benefit obligation           27,450          27,830
Unrecognized net loss          (3,673)         (4,594)
Unrecognized prior
  service cost                  1,573           1,356
                             --------        --------

Accrued postretirement
  benefit cost               $ 25,350        $ 24,592
                             ========        ========

Accrued postretirement benefit costs are principally included in "Other long-term liabilities" on the Consolidated Balance Sheets at December 31, 1997 and 1996. Net periodic postretirement benefit cost includes the following components:


                            1997        1996        1995
                          ------       ------       ------
                                    (in thousands)

Service cost              $  732       $  732       $  730
Interest on
  accumulated benefit
  obligation               2,036        2,003        2,171
Net amortization
  and deferral                54           75          112
                           ------       ------       ------

Net periodic
  postretirement
  benefit cost            $2,822       $2,810       $3,013
                          ======       ======       ======

The Company assumes increases in the per capita cost of covered health benefits of 7.0% for 1998 decreasing to 6.0% in 1999 and 5.5% in 2000 and beyond. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% in 1997, 1996 and 1995. If the health care cost trend rate increased by 1.0%, the accumulated postretirement benefit obligation as of December 31, 1997 would have been approximately $2,131,000 greater and the net periodic postretirement benefit cost would have been approximately $268,000 greater.


6. INCOME TAXES


Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

The following are domestic and foreign components of pre-tax income:

                             1997           1996          1995
                           --------       --------       --------
                                      (in thousands)

United States              $ 69,331       $ 94,457       $104,989
Foreign                       4,246          3,448          2,623
                           --------       --------       --------
Total pre-tax income       $ 73,577       $ 97,905       $107,612
                           ========       ========       ========

The income tax provision consists of the following:


                       1997           1996           1995
                     --------       --------       --------
                                  (in thousands)
Current:
  Federal            $ 23,590       $ 17,816       $ 15,851
  State                   626          1,801          1,711
  Foreign               1,237            987            561
                     --------       --------       --------
Total current
tax provision          25,453         20,604         18,123
                     --------       --------       --------
Deferred:
  Federal               2,358         14,570         20,234
  State                   444          2,297          3,823
  Foreign                  38             35           (396)
                     --------       --------       --------
    Total deferred
      tax provision     2,840         16,902         23,661
                     --------       --------       --------
Total income
  tax provision      $ 28,293       $ 37,506       $ 41,784
                     ========       ========       ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries


The net deferred tax amounts reported on the Company's Consolidated Balance Sheets as of December 31 are as follows:

                                                                          1997                                      1996
                                           ------------------------------------------------------------------  ---------------
                                               Federal            State          Foreign           Total            Total
                                           ---------------   --------------  ---------------  ---------------  ---------------
                                                                             (in thousands)
Current liability                              $   2,643         $    497          $   --         $   3,140       $   3,152
Long-term liability                             $ 85,387          $15,982             $626         $101,995        $ 99,139


The following are components of the net deferred tax balances as of December 31:

                                                       1997                                   1996
                                -----------------------------------------------------       --------
                                Federal          State        Foreign         Total          Total
                                --------       --------       --------       --------       --------
                                                          (in thousands)
Deferred tax assets:
  Current                      $  4,377       $    825       $     --       $  5,202       $  5,035
  Long-term                       20,902          3,936             --         24,838         23,827
                                --------       --------       --------       --------       --------
                                $ 25,279       $  4,761       $     --       $ 30,040       $ 28,862
                                ========       ========       ========       ========       ========
Deferred tax liabilities:
  Current                       $  7,020       $  1,322       $     --       $  8,342       $  8,187
  Long-term                      106,289         19,918            626        126,833        122,966
                                --------       --------       --------       --------       --------
                                $113,309       $ 21,240       $    626       $135,175       $131,153
                                ========       ========       ========       ========       ========



The tax effects of temporary differences as of December 31 are as follows:


                                               1997           1996
                                             --------       --------
Deferred tax assets:                              (in thousands)
  Reserves                                   $ 10,662       $  8,693
  Compensation                                  8,020          7,335
  Postretirement benefits                       9,816          9,558
  Federal alternative minimum tax credit           --          1,168
  Other                                         1,542          2,108
                                             --------       --------
                                             $ 30,040       $ 28,862
                                             ========       ========

Deferred tax liabilities:
  Property                                   $ 97,643       $ 97,406
  Pension                                      27,866         23,433
  Inventories                                   8,115          8,031
  Other                                         1,551          2,283
                                             --------       --------
                                             $135,175       $131,153
                                             ========       ========

A reconciliation between the provision for income taxes, computed by applying the statutory federal income tax rate of 35%, to income before income taxes, and the actual provision for income taxes follows:

                                                                   1997            1996            1995
                                                                 --------        --------        --------
                                                                              (in thousands)
Federal income tax provision at statutory rate                   $ 25,752        $ 34,267        $ 37,664
State income taxes, net of federal income tax benefit                 696           2,663           4,201
Tax effect of exempt earnings of foreign sales corporation           (552)           (431)           (422)
Other                                                               2,397           1,007             341
                                                                 --------        --------        --------
Actual provision for income taxes                                $ 28,293        $ 37,506        $ 41,784
                                                                 ========        ========        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries



7. COMMITMENTS AND CONTINGENCIES

The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Company does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills or the limitations which environmental compliance may place on its operations.

The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Company's wastewater discharge permit for the Spring Grove mill. Various federal agencies have demanded that the permit contain additional terms with which the Company does not agree. The Pennsylvania DEP has indicated that it will issue a new permit in response to the agencies' demands. In addition, the Wisconsin Department of Natural Resources ("DNR") has reissued in draft the Company's wastewater discharge permit for the Neenah mill on terms which are acceptable to the Company but as to which certain local residents have objected. The Company cannot determine the impact that the new permits will have on the Company if they contain objectionable terms because it is too soon to determine what material terms will be in the permits' final forms.

The Company, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been in discussions with the Wisconsin DNR and the United States Fish and Wildlife Service ("USFWS") regarding the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago ("the lower Fox River") and the Bay of Green Bay.

On January 30, 1997, the Company and the six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies will provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The State has indicated that the $10 million in work and funds is expected to be spent over a four-year period, although the bulk of the amount may be spent in 1998. The final allocated portion of the $10 million which the Company is required to pay is unknown at present. The State has agreed to act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. The USFWS, together with the National Oceanic and Atmospheric Administration and two Indian tribes, however, is conducting its own assessment despite the State's status. In general, the parties to the Wisconsin Agreement have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

By letter dated January 31, 1997, and received by the Company on February 3, 1997, the USFWS provided 60 days' notice of the intention of the United States Departments of the Interior and Commerce to commence an action for natural resources damages against the Company and the six other companies referred to above similarly relating to the discharge of hazardous substances into the lower Fox River. The Company does not know the amount which the federal trustees will claim as natural resources damages, but the Company believes that it will be substantial. Beginning as of March 1, 1997, the Company and the six other companies entered into a series of agreements with the United States which provided that all limitation periods were tolled and the parties would forbear from litigation; the last tolling and forbearance period expired on December 2, 1997.

On July 11, 1997, the Wisconsin DNR, the United States Department of the Interior, the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, the National Oceanic and Atmospheric Administration and the United States Environmental Protection Agency ("EPA") entered into a Memorandum of Agreement ("MOA") which provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries

MOA further states that, based on current information, removal of the PCB-contaminated sediments in the lower Fox River is expected to be the principal, but not exclusive, action undertaken to achieve restoration and rehabilitation of injured natural resources. The MOA anticipates funding from the Company and the six other companies, all of which are identified as potentially responsible parties.

The EPA has announced its intention to include the lower Fox River and the Bay of Green Bay sites on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site and either the EPA or the Wisconsin DNR will perform the RI/FS. The Company believes that this development increases the likelihood that this matter will end up in litigation. The Company cannot now predict the cost of the remedy which will be selected for the site, in part because the Company cannot predict the remedy for the site and the Company cannot predict its share of that cost.

The Company, with advice from its environmental consultants, continues to believe that an aggressive effort, as currently proposed by the governmental authorities, to remove PCB-contaminated sediments, many of which are buried under cleaner material or are otherwise unlikely to move, would be environmentally detrimental and therefore inappropriate. Furthermore, the Company's share of the cost of such removal, depending on the amount of sediments to be removed, could exceed its available resources. The Company believes it will be able to persuade the parties to the MOA or a court against removal of a substantial amount of PCB-contaminated sediments. There can be no assurance, however, that the Company will be successful in arguing that removal of a substantial amount of PCB-contaminated sediments is inappropriate, that it would prevail in any resulting litigation or that its share of the cost of any such removal would not have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operation.

The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Company continues to evaluate its exposure and the level of its reserves, including, but not limited to, its share of the Wisconsin Agreement, its negotiations with the State concerning those areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Company believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Company does not expect that the insurers' investigation as to coverage will be completed prior to the time these factors become known. The Company's current assessment after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Company's consolidated financial condition or liquidity, but could have a material adverse effect on the Company's consolidated results from operations in a given year; however, there can be no assurances that the Company's reserves will be adequate or that a material adverse effect on the Company's consolidated financial condition or liquidity will not occur at some future time.

During 1997 and 1996, the Company expended approximately $8,000,000 and $2,000,000, respectively, on environmental capital projects. The Company estimates that $9,000,000 and $12,000,000 will be expended for environmental capital projects in 1998 and 1999, respectively.


8. LEGAL PROCEEDINGS

The Company is involved in various lawsuits. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that such lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

9. SIGNIFICANT CUSTOMER AND FOREIGN SALES

The Company sells a significant portion of its printing and writing papers through wholesale paper merchants. Prior to 1995, two of the Company's wholesale paper merchants merged into one company, and as a result, during 1997, 1996 and 1995, this customer accounted for 11.6%, 12.1% and 13.9% of the Company's net sales, respectively. Net sales in dollars to foreign customers were 10.9%, 9.8% and 8.8% of total net sales in 1997, 1996 and 1995, respectively.

10. BORROWINGS

In addition to the Revolving Credit Facility described in Note 2, the Company has an available line of credit from a bank aggregating $25,000,000 at interest rates approximating money market rates. Under this line of credit, the Company had no short-term borrowings as of December 31, 1997 and 1996 and had average net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

P. H. Glatfelter Company and Subsidiaries


short-term borrowings of $3,000 and $20,000 during 1997 and 1996, respectively, at an average interest rate of 5.8% and 6.1%, respectively. Maximum short-term borrowings during 1997 and 1996 were $1,000,000 and $4,000,000, respectively.

In March 1993, the Company issued $150,000,000 principal amount of its 5 7/8% Notes. These Notes will mature on March 1, 1998 and may not be redeemed prior to maturity. Interest on the Notes is payable semiannually on March 1 and September
1. The Notes are unsecured obligations of the Company.

In March 1993, the Company entered into an interest rate swap agreement having a total notional principal amount of $50,000,000. Under the agreement, the Company receives a fixed rate of 5 7/8% and pays a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six-month intervals. The floating rate is approximately 6.4% for the six-month period ending February 28, 1998. The agreement converts a portion of the Company's debt obligation from a fixed rate to a floating rate basis. Under the agreement, the Company recognized net interest expense of $275,000, $174,000 and $453,000 in 1997, 1996 and 1995, respectively. These amounts are included in "Interest on debt" on the Company's Consolidated Statements of Income. The Company has pledged $2,089,000 principal amount of its marketable securities as security under the swap agreement. Although the Company can pay to terminate the swap agreement at any time, the Company intends to hold the swap agreement until its March 1, 1998 maturity. The cost to the Company to terminate the agreement fluctuates with prevailing market interest rates. As of December 31, 1997, the cost to terminate the swap agreement was approximately $150,000.


The Company has approximately $1,440,000 of letters of credit outstanding as of December 31, 1997. The Company bears the credit risk on this amount to the extent that the Company does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.

In February 1997, the Company formed GWS Valuch, Inc. ("GWS Valuch"), a corporation organized under the laws of the State of Delaware, with the intention that GWS Valuch would qualify as a real estate investment trust. The Company invested approximately $122,500,000 to acquire approximately 99.9% of the voting Class A common stock of GWS Valuch. GWS Valuch also issued shares of step-down preferred stock ("Step-Down Preferred Stock"), having a liquidation preference of $150,000,000 and an initial dividend of approximately 13.9%, to other investors. This dividend included an amortization component of the Step-Down Preferred Stock, resulting in an effective yield of approximately 8.1%. GWS Valuch has been consolidated in the Company's financial statements since the date of formation.

Immediately following the establishment and capitalization of GWS Valuch, the Company borrowed $270,000,000 from GWS Valuch under a note secured by certain real estate assets of the Company. Using the proceeds of the note and other available cash, the Company immediately repaid, with interest, an amount initially borrowed to purchase the Class A common stock of GWS Valuch. The Company also deposited $154,757,000, which included amounts to pay semiannual interest, into a trust to defease certain covenants under the Company's indenture dated as of January 15, 1993, under which the Company's $150,000,000 principal amount of 5 7/8% Notes due March 1, 1998, are outstanding. As of December 31, 1997, approximately $153,000,000 of U.S. Treasury Notes remain in the trust and are reported on the Company's Consolidated Balance Sheets as a component of "Marketable securities." This amount, along with interest to be earned, will be held to maturity and used to pay the total amount of principal and interest due on the 5 7/8% Notes on March 1, 1998.

Subsequent to the above transactions, the Internal Revenue Service announced that it intended to issue regulations with retroactive effect on transactions using self-amortizing investments in conduit financing entities. As a result of this announcement, the likelihood that the Company could lose certain tax benefits arising from GWS Valuch's Step-Down Preferred Stock financing increased substantially. Accordingly, on July 2, 1997, using the proceeds of a short-term unsecured loan in the principal amount of $144,675,000, the Company purchased approximately 145,000 shares of Class A common stock of GWS Valuch. The funds received were used by GWS Valuch to redeem all 150,000 outstanding shares of the Step-Down Preferred Stock. "Interest on debt" on the Company's Consolidated Statement of Income for the year ended December 31, 1997 includes $4,235,000, representing a portion of the dividend paid relating to the Step-Down Preferred Stock.

On July 22, 1997, the Company issued $150,000,000 principal amount of 6 7/8% Notes due July 15, 2007. Interest on the 6 7/8% Notes is payable semiannually on January 15 and July 15 of each year. The 6 7/8% Notes are redeemable, in whole or in part, at the option of the Company at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the 6 7/8% Notes were used to repay the $144,675,000 principal amount of the short-term unsecured loan described above and approximately $501,000 of related interest. The remaining balance of the net proceeds was applied to general corporate purposes.

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


/s/ T. C. Norris
--------------------------------
T. C. Norris
Chairman of the Board, President
  and Chief Executive Officer


/s/ R. P. Newcomer
--------------------------------
R. P. Newcomer
Senior Vice President
and Chief Financial Officer

-----------------------------------------------------------------
P. H. Glatfelter Company
and Subsidiaries

Financial Statement Schedule
For Each of the Three Years in the
Period Ended December 31, 1997 and
Independent Auditors' Report




Prepared for Filing As Part of
Annual Report (Form 10-K)

INDEPENDENT AUDITORS' REPORT


P. H. Glatfelter Company,
   Its Shareholders and Directors:

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.H. Glatfelter Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/ Deloitte & Touche LLP



Philadelphia, Pennsylvania
February 6, 1998

QUARTERLY FINANCIAL DATA

              Net Sales         Gross Profit       Net Income            Basic and Diluted
            In Thousands        In Thousands       In Thousands          Earning Per Share
          ------------------  ------------------  -----------------      -----------------
            1997      1996      1997      1996      1997      1996         1997      1996
          --------  --------  --------  --------  -------   -------        -----     -----
First     $142,185  $140,335  $ 30,180  $ 31,521  $12,823   $13,970        $ .30     $ .32
Second     141,935   144,687    27,100    35,771   11,222    16,276          .27       .38
Third      139,192   139,748    21,072    30,437    7,423    13,237          .17       .31
Fourth     143,760   141,314    30,594    33,864   13,816    16,916          .33       .40
          --------  --------  --------  --------  -------   -------        -----     -----
Total     $567,072  $566,084  $108,946  $131,593  $45.284   $60,399        $1.07     $1.41
          ========  ========  ========  ========  =======   =======        =====     =====




Item 9.     Changes in and Disagreements With Accountants on
            Accounting and Financial Disclosure.

            Not Applicable.

                                  PART III


Item 10.  Directors and Executive Officers of the Registrant.

            (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to pages 2, 3 and 15 of the Registrant's Proxy Statement, dated March 13, 1998.

            (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this Report.


Item 11.  Executive Compensation.

            The information required under this item is incorporated herein by reference to pages 5 through 13 of the Registrant's Proxy Statement, dated March 13, 1998.


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

            The information required under this item is incorporated herein by reference to pages 14 through 15 of the Registrant's Proxy Statement, dated March 13, 1998.


Item 13.    Certain Relationships and Related Transactions.

            The information required under this item is incorporated herein by reference to page 13 of the Registrant's Proxy Statement, dated March 13, 1998.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a)   1.    A.    Financial Statements filed as part of
this report:

                  Consolidated Statements of Income for the Years
                    Ended December 31, 1997, 1996 and 1995
                  Consolidated Balance Sheets, December 31, 1997
                    and 1996
                  Consolidated Statements of Shareholders' Equity for the Years
                    Ended December 31, 1997, 1996 and 1995
                  Consolidated Statements of Cash Flows for the
                    Years Ended December 31, 1997, 1996 and 1995
                  Notes to Consolidated Financial Statements for
                    the Years Ended December 31, 1997, 1996 and
                    1995

                        B.    Supplementary Data for each of the
three years in the period ended December 31, 1997.

            2.    Financial Statement Schedules (Consolidated):

                  For Each of the Three Years in the Period Ended December 31, 1997:

                     II -     Valuation and Qualifying Accounts

            Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements.

            Individual financial statements of the Registrant are not presented inasmuch as the Registrant is primarily an operating company and its consolidated subsidiaries are essentially wholly-owned.

            3.    Executive Compensation Plans and Arrangements:
see Exhibits 10(a) through 10(g), described below.

            Exhibits:

Number                        Description of Documents

(2)         Stock Purchase Agreement dated as of November 14,
            1997 by and among certain subsidiaries of P. H.
            Glatfelter Company, the Stockholders of S&H Papier-

            Holding GmbH, Deutsche Beteiligungs
            Aktiengesellschaft
            Unternehmensbeteiligungsgesellschaft and P.H.
            Glatfelter Company (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K dated January 2, 1998).

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

(3)(c) By-Laws as amended through March 14, 1996 (incorporated by reference to Exhibit (3)(c) of Registrant's Form 10-K for the year ended December 31, 1996).

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

(4)(c) Escrow Agreement, dated as of February 24, 1997 between P. H. Glatfelter Company and the Bank of New York relating to 5 7/8% Notes due March 1, 1998 (incorporated by reference to Exhibit (4)(c) of Registrant's Form 10-K for the year ended December 31, 1996).

(4)(d) Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(4)(e)      Registration Rights Agreement, dated as of July 22, 1997, among P.
            H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 13, 1997 (incorporated by reference to Exhibit B of Registrant's Proxy Statement, dated March 14, 1997).

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

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(e) of Registrant's Form 10-K for the year ended December 31, 1987).

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

(10)(g) P.H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended April 23, 1997 (incorporated by reference to Exhibit A of Registrant's Proxy Statement, dated March 14, 1997).

(10)(h) Loan Agreement, dated February 24, 1997 between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(i) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin (incorporated by reference to Exhibit
            (10)(i) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(j)     Credit Agreement, dated as of December 22, 1997 among
            P. H. Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents.

(21)        Subsidiaries of the Registrant

(23)        Consent of Independent Certified Public Auditors

(27)        Financial Data Schedule

      (b) The Registrant filed the following reports on Form 8-K during the quarter ended December 31, 1997:

                  Date of Report             Item Reported
                  --------------             -------------

                  November 14, 1997                   5
                  November 20, 1997                   5
                  December 11, 1997                   5

                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          P. H. GLATFELTER COMPANY
                                          (Registrant)
March 18, 1998
                                          By /s/ T. C. Norris
                                             -----------------------
                                                T. C. Norris
                                                Chairman of the Board

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

      Date                Signature                Capacity
      ----                ---------                --------

March 18, 1998          /s/ T. C. Norris                    Principal Executive
                        -------------------------           Officer and Director
                        T. C. Norris

March 18, 1998          /s/ R. P. Newcomer                  Principal Financial
                        -------------------------           Officer and Senior
                        R. P. Newcomer                      Vice President


March 18, 1998          /s/ C. M. Smith                     Controller and
                        -------------------------           Assistant Secretary
                        C. M. Smith

March 18, 1998          /s/ R. E. Chappell                  Director
                        -------------------------
                        R. E. Chappell

March 18, 1998          /s/ N. DeBenedictis                 Director
                        -------------------------
                        N. DeBenedictis

March 18, 1998          /s/ G. H. Glatfelter                Director
                        -------------------------
                        G. H. Glatfelter

March 18, 1998          /s/ G. H. Glatfelter II             Director
                        -------------------------
                        G. H. Glatfelter II

March 18, 1998          /s/ R. S. Hillas                    Director
                        -------------------------
                        R. S. Hillas

March 18, 1998          /s/ M. A. Johnson II                Director
                        -------------------------
                        M. A. Johnson II

March 18, 1998          /s/ R. W. Kelso                     Director
                        -------------------------
                        R. W. Kelso

March 18, 1998          /s/ P. R. Roedel                    Director
                        -------------------------
                        P. R. Roedel

March 18, 1998          /s/ J. M. Sanzo                     Director
                        -------------------------
                        J. M. Sanzo

March 18, 1998          /s/ R. L. Smoot                     Director
                        -------------------------
                        R. L. Smoot

                                                                     SCHEDULE II


P. H. GLATFELTER COMPANY AND SUBSIDIARIES


SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1997


VALUATION AND QUALIFYING ACCOUNTS

                                                                  ALLOWANCES FOR
                             ---------------------------------------------------------------------------------------
                                            DOUBTFUL ACCOUNTS                            SALES DISCOUNTS
                             -----------------------------------------    ------------------------------------------
                                 1997          1996           1995           1997            1996          1995

Balance, beginning of year   $ 1,913,000    $ 1,979,000    $ 1,850,000    $    551,000    $   501,000    $   560,100

Provision                        160,000         10,000        201,000      12,882,000      8,866,000      7,937,700

Write-offs, recoveries and
discounts allowed               (100,000)       (76,000)       (72,000)    (12,891,000)    (8,816,000)    (7,996,800)
                             -----------    -----------    -----------    ------------    -----------    -----------

Balance, end of year         $ 1,973,000    $ 1,913,000    $ 1,979,000    $    542,000    $   551,000    $   501,000
                             ===========    ===========    ===========    ============    ===========    ===========


The provision for doubtful accounts is included in administrative expense and the provision for sales discounts is deducted from sales. The related allowances are deducted from accounts receivable.

                                EXHIBIT INDEX


Number

(2) Stock Purchase Agreement dated as of November 14, 1997 by and among certain subsidiaries of P. H. Glatfelter Company, the Stockholders of S&H Papier-Holding GmbH, Deutsche Beteiligungs Aktiengesellschaft
            Unternehmensbeteiligungsgesellschaft and P.H.
            Glatfelter Company (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K dated January 2,
            1998).

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

(3)(c) By-Laws as amended through March 14, 1996 (incorporated by reference to Exhibit (3)(c) of Registrant's Form 10-K for the year ended December 31, 1996).

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

(4)(c) Escrow Agreement, dated as of February 24, 1997 between P. H. Glatfelter Company and the Bank of New York relating to 5 7/8% Notes due March 1, 1998 (incorporated by reference to Exhibit (4)(c) of Registrant's Form 10-K for the year ended December 31, 1996).

(4)(d) Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(4)(e)      Registration Rights Agreement, dated as of July 22, 1997, among P.
            H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated effective March 13, 1997 (incorporated by reference to Exhibit B of Registrant's Proxy Statement, dated March 14, 1997).

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

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(e) of Registrant's Form 10-K for the year ended December 31, 1987).

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

(10)(h) Loan Agreement, dated February 24, 1997 between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(i) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(j) Credit Agreement, dated as of December 22, 1997 among P. H. Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents.

(21)        Subsidiaries of the Registrant

(23)        Consent of Independent Certified Public Auditors

(27)        Financial Data Schedule