Form 10-Q
period 1998-03-31
GLATFELTER P H CO
filed 1998-05-14
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to__________________________


                           Commission File No. 1-3560
                                               ------

                          P. H. GLATFELTER COMPANY
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                 23-0628360
     -------------------------------                  -------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)



           228 South Main Street, Spring Grove, Pennsylvania  17362
      ------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


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


          Shares of Common Stock outstanding at May 12, 1998 were 41,951,237.

                           P. H. GLATFELTER COMPANY

                                     INDEX

          Part I - Financial Information
          ------------------------------

           Financial Statements:


             Condensed Consolidated Statements of Income and Retained

              Earnings - Three Months Ended March 31, 1998 and 1997

              (Unaudited)............................................      3


             Condensed Consolidated Balance Sheets - March 31, 1998

              (Unaudited) and December 31, 1997......................      4


             Condensed Consolidated Statements of Cash Flows - Three

              Months Ended March 31, 1998 and 1997 (Unaudited).......      5


             Notes to Condensed Consolidated Financial Statements

              (Unaudited)............................................      6-10


             Independent Accountants' Report.........................      11


           Management's Discussion and Analysis of Financial Condition

             and Results of Operations...............................      12-16



          Part II - Other Information................................      17-18
          ---------------------------


          Signature..................................................      19
          ---------



          Index of Exhibits..........................................      20
          -----------------



           Exhibit 15 - Letter in Lieu of Consent Regarding Review

                        Report of Unaudited Interim Financial

                        Information..................................      21

           Exhibit 27 - Financial Data Schedule......................      22

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (in thousands, except per share amounts)
                                  (UNAUDITED)

                                                Three Months Ended
                                                3/31/98    3/31/97
                                               ---------  ---------
Net sales                                      $  193,216 $  142,185

Other income - net
   Energy sales - net                               2,169      2,215
   Interest on investments and
      other - net                                   1,528      1,044
   Gain (loss) from property
      dispositions, etc., -                          (104)      (275)
                                                ---------  ---------
       Total                                      196,809    145,169

Costs and expenses
   Cost of products sold                          152,287    112,005
   Selling, general and
      administrative expense                       13,146      8,897
   Interest on debt - net                           6,423      3,550
                                                ---------  ---------
       Total                                      171,856    124,452

Income before income taxes                         24,953     20,717

Income tax provision
   Current taxes                                    7,189      4,697
   Deferred taxes                                   2,437      3,197
                                                ---------  ---------
       Total                                        9,626      7,894

Net income                                         15,327     12,823

Retained earnings at beginning
   of period                                      478,073    462,337
                                                ---------  ---------
       Total                                      493,400    475,160

Common stock dividends decla                        7,342      7,400
                                                ---------  ---------

Retained earnings at end
   of period                                   $  486,058 $  467,760
                                                 ========   ========


Basic and diluted
   earnings per share                            $   0.36   $   0.30
                                                 ========   ========


See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                          ASSETS
                          ------
                                              3/31/98          12/31/97
                                            (unaudited)
                                            -----------       -----------
Current assets:
   Cash and cash equivalents                $  16,399         $    66,919
   Marketable securities                        3,547             155,174
   Accounts receivable - net                   90,523              50,187
   Inventories:
      Raw materials                            40,998              35,980
      In process and finished products         45,584              31,724
      Supplies                                 36,814              33,528
                                             ---------         -----------
         Total inventory                      123,396             101,232

   Prepaid expenses and other current assets    4,811               2,967
                                             ---------         -----------
            Total current assets              238,676             376,479

Plant, equipment and timberlands - net        621,167             475,189

Other assets                                  127,527              85,915
                                             ---------         -----------
               Total assets                 $ 987,370         $   937,583
                                             =========          ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
   Current portion of long-term debt        $   1,581         $   150,000
   Short-term debt                             32,947              48,665
   Accounts payable                            39,701              37,276
   Dividends payable                            7,357               7,390
   Federal, state and local taxes              14,946               5,106
   Accrued compensation, other expenses
      and deferred income taxes                42,020              41,506
                                             ---------         -----------
            Total current liabilities         138,552             289,943

Long-term debt                                305,930             150,000

Deferred income taxes                         122,053             101,995

Other long-term liabilities                    74,110              56,287

Commitments and contingencies

Shareholders' equity:
   Common stock                                   544                 544
   Capital in excess of par value              42,749              42,623
   Cumulative translation adjustment              180              (1,058)
   Retained earnings                          486,058             478,073
                                             ---------         -----------
        Total                                 529,531             520,182
Less cost of common stock in treasury        (182,806)           (180,824)
                                             ---------         -----------
        Total shareholders' equity            346,725             339,358

               Total liabilities and
                  shareholders' equity      $ 987,370         $   937,583
                                             =========          ==========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                                            Three Months Ended
                                                                    3/31/98                   3/31/97
                                                                   ----------               ------------
Cash Flows from Operating Activities:
   Net income                                                     $  15,327               $     12,823
   Items included in net income not using
   (providing) cash:
      Depreciation and depletion                                     11,872                      9,161
      Gain on disposition of fixed assets                                 1                         37
      Expense related to employee stock purchase and
         401(k) plans                                                   467                        420
   Change in assets and liabilities:
      Accounts receivable                                           (13,878)                    (8,355)
      Inventories                                                     8,261                        388
      Prepaid expenses and other assets                              (4,711)                    (4,617)
      Accounts payable, accrued compensation,
         other expenses, deferred income taxes
         and other long-term liabilities                            (11,923)                   (11,961)
      Federal, state and local taxes                                  2,133                      3,041
      Deferred income taxes - non-current                             2,753                      3,349
                                                                    ---------               ------------
Net cash provided by operating activities                            10,302                      4,286
                                                                    ---------               ------------

Cash Flows from Investing Activities:
   Sale/maturity of marketable securities and
      long-term investments - net                                   154,876                     (1,723)
   Proceeds from disposal of fixed assets                                13                         18
   Additions to plant, equipment and timberlands                     (9,818)                    (8,196)
   Increase (decrease) in liabilities related to
      fixed asset acquisitions                                          131                     (2,441)
   Acquisition of S&H  - net of cash acquired                      (147,491)                        -
                                                                    ---------               ------------
Net cash used in investing activities                                (2,289)                   (12,342)
                                                                    ---------               ------------

Cash Flows from Financing Activities:
   Issuance of subsidiary's preferred stock to others                   -                      150,100
   Net borrowing of short-term debt                                  14,249                         -
   Net payment of other long-term debt                              (14,609)                        -
   Repayment of 5-7/8% Notes                                       (150,000)                        -
   Acquisition-related borrowings                                   101,500                         -
   Decrease in preferred stock of subsidiary                             -                       (888)
   Deposit into trust to defease certain covenants
      of current portion of long-term debt                               -                   (150,351)
   Dividends paid                                                    (7,376)                   (7,444)
   Purchases of common stock                                         (2,614)                   (5,188)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                                 285                       434
                                                                    ---------               ------------
Net cash used in financing activities                               (58,565)                   (13,337)
                                                                    ---------               ------------

Effect of exchange rate changes on cash                                  32                          3

Net increase (decrease) in cash and cash equivalents                (50,520)                   (21,390)

Cash and Cash Equivalents:

At beginning of period                                               66,919                     31,802
                                                                    ---------               ------------
At end of period                                                  $  16,399               $     10,412
                                                                     ========                ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                       $   9,523               $      6,658
   Income taxes                                                       5,138                      1,750

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)


1. Effective January 2, 1998, the Registrant acquired all of the outstanding common stock of S&H Papier-Holding GmbH ("S&H"), the specialty paper division of Schoeller and Hoesch Group from RQPO Beteiligungs GmbH & Co. Papier KG ("RQPO") and EVOBESTRA Vermogensverwaltungsgesellschaft mbH, for DM 270 million (approximately $150 million), subject to certain adjustments, in cash. The principal partners in RQPO were Deutsche Beteiligungs AG and S&H management. The Registrant accounted for the S&H acquisition under the purchase method of accounting and S&H is consolidated with the Registrant beginning in January 1998.



     S&H was founded in 1881 in Gernsbach, Germany, where its corporate offices and major paper production facilities are located. S&H produces a range of paper products, including tea bag and other long fiber products such as stencil, filter and casing paper, as well as tobacco papers, metalizing papers and printing papers. S&H has an abaca pulpmill in the Philippines and other facilities in France and the United States. S&H also has a 50% ownership interest in a paper mill in Odet, France. Minority interest of $9,766,000 associated with this subsidiary is classified as "Other long-term liabilities" on the Registrant's Condensed Consolidated Balance Sheet.



     The purchase price of S&H, including certain transaction costs, was allocated to the assets acquired and liabilities assumed based upon their
     fair values at the date of acquisition.   The excess of the purchase price
     over the fair value of net assets acquired was recorded principally as goodwill and will be amortized on a straight-line basis over 20 years.

     The following summarized unaudited combined pro forma information of the Registrant for the quarter ended March 31, 1997 has been presented as if the S&H acquisition had occurred on January 1, 1997. This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and is not necessarily indicative of what the results would have been had the Registrant operated S&H since January 1, 1997. Pro forma combined net sales, net income and both basic and diluted earnings per share of the Registrant for the quarter ended March 31, 1997 would have been $188,114,000, $14,374,000 and $0.34, respectively.

2. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows (in thousands):

                                                    Three Months Ended
                                                    3/31/98    3/31/97
                                                    --------   --------

     Federal income tax provision at
         statutory rate                             $  8,734   $  7,251
     State income taxes after deducting
         federal income tax benefit                      620        640
     Non-US tax rate differences                         289          3
     Other                                               (17)         -
                                                    --------   --------

     Actual income tax provision                    $  9,626   $  7,894
                                                    ========   ========


     The deferred income tax provisions for the three-month periods ended March 31, 1998 and 1997 result from the following temporary differences (in thousands):


                                            Three Months Ended
                                            3/31/98   3/31/97
                                            --------   -------
     Depreciation                          $   1,960    $1,990
     Pensions                                  1,363     1,079
     Alternative minimum tax                       -       876
     Other                                      (886)     (748)
                                           ---------    ------

     Deferred income tax provision         $   2,437    $3,197
                                           =========    ======

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations. The deferred income tax provisions reflect the impact of any audits by federal and state authorities.

3. The number of shares of common stock outstanding decreased by 108,140 in the first three months of 1998. This decrease was due to the repurchase of 150,000 shares of common stock for the treasury, which more than offset the delivery of 40,860 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant and the delivery of 1,000 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan. At March 31, 1998, 12,320,512 shares of common stock were held in treasury.

4. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 12,000,000 shares of the Registrant's common stock in the aggregate for the purpose of enhancing shareholder value. Repurchased shares are added to the treasury and are available for future sale. Under this authorization, as of March 31, 1998, the Registrant had repurchased an aggregate of 11,893,503 shares for a total consideration of $201,587,000.

5. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the Registrant's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Concurrent with the adoption, all prior years' earnings per share information has been restated, resulting in no material differences. A reconciliation of the Registrant's basic and diluted earnings per share follows:

                                            Three Months Ended
                         -----------------------------------------------------------
                              March 31, 1998                March 31, 1997
                         ---------------------------   -----------------------------
                         Net Income       Shares        Net Income        Shares
                         (Numerator)   (Denominator)   (Numerator)     (Denominator)
                         -----------   -------------   -----------     -------------
Basic earnings per
  share factors          $ 15,327,000   42,149,528     $  12,823,000   42,396,736
Effect of potentially
  dilutive employee
  incentive plans:
     Restricted stock
       awards                               26,700                         39,960
     Performance stock
       awards                              126,166                         95,879
     Employee stock
       options                              30,939                         22,886
                         ------------   -----------    -------------   -----------

Diluted earnings per
  share factors         $ 15,327,000    42,333,333     $  12,823,000   42,555,461

Basic and diluted
  earnings per share              $  0.36                         $  0.30

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Registrant's consolidated financial statements, its adoption does not have any impact on the Registrant's consolidated financial position or results of operations. The Registrant adopted SFAS No. 130 effective January 1, 1998. As a result, due to changes in certain foreign currencies relative to the U.S. Dollar, comprehensive income would have been $16,565,000 and $12,983,000 for the first quarter of 1998 and 1997, respectively.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, was adopted by the Registrant on January 1, 1998. Disclosure of segment and other related information is not required in interim periods of the first year of the Registrant's adoption. The Registrant will provide appropriate SFAS 131 disclosures for the year ended December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). This statement, which revises certain disclosure requirements for the Registrant's pension assets and obligations, is effective for fiscal periods beginning after December 15, 1997. Restatement of prior years' information is required, where available. As this statement only requires a change in methods of disclosure and not any changes in accounting methods, it will not have any impact on the Registrant's consolidated financial position or results of operations. Interim reporting periods are not affected by this statement. The Registrant adopted SFAS No. 132 effective January 1, 1998.


6. To finance the acquisition of S&H Papier-Holding GmbH ("S&H"), on December 22, 1997, the Registrant entered into a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200 million in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's.

     On December 30, 1997, the Registrant borrowed DM 87,500,000 (approximately $48,665,000) under the Revolving Credit Facility at a three-day rate of 5.075%. These proceeds were used to capitalize two German subsidiaries in order to facilitate the S&H acquisition and are included in "Cash and cash equivalents" on the December 31, 1997 Condensed Consolidated Balance Sheet. The borrowings are classified as "Short-term debt" on the Condensed Consolidated Balance Sheet as of December 31, 1997.

     On January 2, 1998, the Registrant borrowed an additional DM 182,500,000 (approximately $101,500,000) necessary to complete the acquisition and classified the aggregate borrowings under the Revolving Credit Facility as long-term. To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $29,300,000). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered
     Rate ("LIBOR").   The six-month DM LIBOR applicable for the first half of
     1998 is approximately 3.8%.

     On March 2, 1998, $150,000,000 principal amount of the Registrant's 5-7/8% Notes matured. All of the securities which had been placed in a trust relating to the defeasance of certain covenants of such Notes were liquidated and the proceeds thereof were used to pay the principal of, and interest on, the Notes in full.


7. On April 22, the Registrant's Board of Directors approved a non-qualified stock option program under which each non-employee director is granted options to purchase 1,500 shares of common stock of the Registrant on each May 1 on which the individual serves as a director of the Registrant. Such options are exercisable no earlier than one year from the date of grant and generally expire on the earlier of five years subsequent to retirement from the Registrant's Board of Directors or ten years after the date of grant. The exercise price is calculated as the average of the high and low selling price of the Registrant's common stock on the open market on the date of grant, which, on May 1, 1998 was $18.3125. On May 1, 1998, options to purchase 13,500 shares of common stock were granted under this program.

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

     The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Registrant's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Registrant. In addition, the Wisconsin Department of Natural Resources ("DNR") has reissued in draft the Registrant's wastewater discharge permit for the Neenah mill on terms which are acceptable to the Registrant but as to which certain local residents have objected. The Registrant cannot determine the impact that the new permits will have on the Registrant if they contain objectionable terms because it is too soon to determine what material terms will be in the permits' final forms.

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

     On January 30, 1997, the Registrant and six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies will provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The State has indicated that the $10 million in work and funds is expected to be spent over a four year period although the bulk of the amount may be spent in 1998. The final allocated portion of the $10 million which the Registrant is required to pay is unknown at present. The State has agreed to act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. The USFWS, together with the National Oceanic and Atmospheric Administration and two Indian tribes, however, is conducting its own assessment despite the State's status. In general, the parties to the Wisconsin Agreement have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

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

     On July 11, 1997, the Wisconsin DNR, the United States Department of the Interior, the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, the National Oceanic and Atmospheric Administration and the United States Environmental Protection Agency ("EPA") entered into a Memorandum of Agreement (the "MOA") which provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. The MOA further states that, based on current information, removal of the PCB contaminated sediments in the lower Fox River is expected to be the principal, but not exclusive, action undertaken to achieve restoration and rehabilitation of injured natural resources. The MOA anticipates funding from the Registrant and the six other companies, all of which are identified as potentially responsible parties.

     The EPA has announced its intention to include the Fox River/Green Bay site on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site and the Wisconsin DNR will perform the RI/FS. The Registrant believes that this development increases the likelihood that this matter will end up in litigation. The Registrant cannot now predict the cost of the remedy which will be selected for the site, in part because the Registrant cannot predict the remedy for the site and the Registrant cannot predict its share of that cost.

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

     The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves including, but not limited to, its share of the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its future negotiations with the State concerning those areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

     The Registrant's current assessment after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Registrant's consolidated financial condition or liquidity, but could have a material adverse effect on the Registrant's consolidated results from operations in a given year; however, there can be no assurances that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's consolidated financial condition or liquidity will not occur at some future time.

9. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made of previously reported amounts in order to conform with classifications used in the current year.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of income and retained earnings, and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 22, 1998

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------


This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.


Effective January 2, 1998, the Registrant acquired all of the outstanding common stock of S&H Papier-Holding GmbH ("S&H"), the specialty paper division of Schoeller and Hoesch Group from RQPO Beteiligungs GmbH & Co. Papier KG ("RQPO") and EVOBESTRA Vermogensverwaltungsgesellschaft mbH, for approximately DM 270 million ($150 million), subject to certain adjustments, in cash. The principal partners in RQPO were Deutsche Beteiligungs AG and S&H management. The Registrant has accounted for the S&H acquisition under the purchase method of accounting and S&H is consolidated with the Registrant beginning in January 1998. As a result, certain changes from year to year are a result of the acquisition and not necessarily a change in comparable results of operations. Where appropriate, those variances have been highlighted. The entities which were owned by the Registrant during 1997 and whose results of operations can be compared from year to year are referred to as "Pre-S&H Operations."

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income and Retained Earnings is shown below.

                               Comparison of Three Months Ended
                              March 31, 1998 and March 31, 1997
                              ----------------------------------
                                      Increase(Decrease)
                                    (dollars in thousands)

Net sales                           $51,031     35.9 %
Other income - net                      609     20.4 %
Cost of products sold                40,282     36.0 %
Selling, general and
   administrative expenses            4,249     47.8 %
Interest on debt                      2,873     80.9 %
Income tax provision                  1,732     21.9 %
Net income                            2,504     19.5 %

Net Sales
---------


Overall net sales increased $51,031,000, or 35.9%, in the first quarter of 1998 compared to the first quarter of 1997. The primary reason for this increase is S&H net sales of $42,914,000 during the first quarter of 1998.

The Registrant classifies its product sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. Printing papers net sales increased $9,791,000, or 11.3%, in the first quarter of 1998 versus the corresponding period in 1997. Pre-S&H Operations' printing papers sales increased by 9.0% in the first quarter of 1998 as compared to the first three months of 1997. This was due to both an increase in average net selling price of 4.8% and an increase in net sales volume of 4.1%. The balance of the increase in printing papers net sales represented printing papers sales by S&H in the first quarter of 1998.

Pre-S&H Operations' printing papers net sales volume increased during the first quarter of 1998 versus the first quarter of 1997. Improved productivity of Pre-S&H Operations' printing papers operations coupled with adequate demand was responsible for the increased volume. The Registrant did shut-down several smaller paper machines for 8 days during the first quarter due to insufficient demand; however this lost production and sales were not material. The immediate outlook for the demand for, and pricing of, printing papers remains uncertain due to, among other things, above normal inventories for paper producers, uncertainty surrounding the pulp market, the threat of imported paper from Asia and the Asian financial crisis. The Registrant does believe that pricing for printing papers should improve in the future as a result of modest worldwide capacity increases coupled with an expected increase in demand for those products.

Net sales of tobacco and other specialty papers were $41,241,000, or 74.6% higher in the first three months of 1998 as compared to the first three months of 1997, primarily due to net sales of tobacco and other specialty papers by S&H in the first quarter of 1998. Pre-S&H Operations' net sales of tobacco papers increased by 3.1%, as a decrease in sales volume of 1.7% was more than offset by an increase in average net selling price of 4.9%. One of the Ecusta mill's tobacco paper machines was indefinitely shut-down during the first quarter of 1998 due to the Registrant's efforts to reduce finished goods inventory levels and insufficient customer demand. The machine was down for 50 days during the first quarter. During May 1998, this machine was re-started, primarily as a result of demand for the Registrant's financial printing papers. It is uncertain as to whether customer demand will sustain operation of this machine for the remainder of the second quarter. The daily capacity of this machine represents approximately 10% of the mill's daily tobacco paper capacity.

The Registrant anticipates that prices for tobacco papers may come under pressure in the near and intermediate term as a result of the strong dollar versus the currencies of European competitors and worldwide excess capacity.
The Registrant is currently evaluating what steps it needs to take in order to mitigate the potential negative impact of lower prices. The increase in Pre-S&H Operations' average net selling prices of 4.9% compared to the prior year's first quarter, was principally due to a higher-priced mix of products sold.

Net sales of other specialty papers for Pre-S&H Operations decreased by 6.2% in the first quarter of 1998 compared to the first quarter of 1997, due primarily to a lower-priced mix of products sold, with a slight decrease in sales volume. The Registrant expects this unfavorable sales mix to turn around with, among other things, increased sales volume of the Spring Grove mill's gravure coater products.

Other Income - Net
------------------

The Registrant's other income - net, including interest income, increased $609,000, or 20.4% for the first three months of 1998 compared to the corresponding period of 1997. Interest income was $484,000 higher in the first quarter of this year versus the first quarter of 1997. In 1997, the Registrant established a trust to defease certain covenants of its $150,000,000 principal amount of 5-7/8% Notes. The trust was in place for a longer period of time in the first quarter of 1998 versus the first quarter of 1997, resulting in $526,000 more interest income during the first quarter of 1998.

Cost of Products Sold
---------------------

The Registrant's cost of products sold increased $40,282,000, or 36.0% during the first three months of 1998 compared to the same period of 1997. The percentage increase in cost of products sold was approximately the same as the percentage increase in net sales. Therefore, the Registrant's gross margin as a percentage of sales remained flat versus the prior year's first quarter. The increase in cost of products sold was due primarily to S&H's cost of products sold during the first quarter of 1998 and an increase in sales volume in the Registrant's Pre-S&H Operations. A significant component of the Registrant's cost of products sold is its cost for market pulp. The cost of market pulp, on average, during the first quarter of 1998 was close to that experienced during the first quarter of 1997.

The Registrant expects that pulp costs will increase modestly over the balance of the year. Historically, increases in pulp costs have provided an environment conducive to increased printing papers prices.

Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the first quarter of 1998 were $4,249,000, or 47.8% higher than for the comparable period of 1997. This increase was principally due to the selling, general and administrative expenses of S&H during the first quarter of 1998. In addition, the Registrant has increased spending on its internal information technology resources.

Interest on Debt
----------------

The Registrant's interest on debt for the first three months of 1998 was $2,873,000, or 80.9% higher than for the comparable period of 1997, primarily due to the debt incurred under a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions to finance the acquisition of S&H. As of March 31, 1998, the Registrant had borrowed DM 270,000,000 (approximately $150,000,000) under this facility. Through the first three months of 1998, the Registrant had recognized approximately DM 2,700,000 (approximately $1,500,000) of interest expense under the Revolving Credit Facility.

In order to offset some of the variable rate characteristics of the total borrowings under the Revolving Credit Facility, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $29,300,000). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR"). The six-month DM LIBOR applicable for the first half of 1998 is approximately 3.8%. The amount of interest expense incurred under these two swap agreements during the first quarter of 1998 was approximately DM 133,000 (approximately $73,000).

During the first quarter of 1997, $150,000,000 principal amount of the Registrant's 5-7/8% Notes were outstanding. On July 22, 1997, the Registrant issued $150,000,000 principal amount of its 6-7/8% Notes. While certain of the covenants of the 5-7/8% Notes were defeased by deposit of securities into a trust that was established in 1997, the 5-7/8% Notes remained outstanding until March 2, 1998. During the first quarter of 1998, the Registrant recognized two months of interest expense on the 5-7/8% Notes, as well as a full three months of interest expense on the 6-7/8% Notes. During the comparable quarter of 1997, only the 5-7/8% Notes were outstanding, resulting in lower interest in that prior period.

The Registrant's notional principal amount $50,000,000 swap agreement, which was in place during the first quarter of 1997, also terminated on March 2, 1998.
The termination of this agreement reduced the amount of interest expense in the first quarter of 1998 as compared to 1997.

Income Tax Provision
--------------------

The Registrant's income tax provision increased by $1,732,000, or 21.9%, primarily due to increased earnings as a result of the acquisition of S&H.

FINANCIAL CONDITION
-------------------

Liquidity
---------

The Registrant's cash and cash equivalents decreased by $50,520,000 during the first three months of 1998. Net cash provided by operating activities of $10,302,000 was more than offset by cash used in investing activities of $2,289,000 and cash used in financing activities of $58,565,000. Significant cash activities during the first quarter of 1998 included the liquidation of $154,407,000 of securities held in trust to repay the principal amount of the Registrant's 5-7/8% Notes and related interest on March 2, 1998 and the borrowing of approximately $101,500,000 to finance part of the purchase price for the Registrant's acquisition of S&H. Other significant cash payments included dividends of $7,376,000, expenditure of $9,818,000 on plant, equipment and timberlands and the repurchase of 150,000 shares of common stock for the treasury at an aggregate purchase price of $2,614,000, the purpose of which was to enhance shareholder value.

To finance the S&H acquisition, the Registrant entered into a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200 million in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of March 31, 1998 the Registrant owed DM 270,000,000 (approximately $146,200,000) under this agreement. The Registrant is in compliance with all covenants of the Revolving Credit Agreement.

To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $29,300,000). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate based on the six-month DM London Interbank Offered Rate ("LIBOR"). The six-month DM LIBOR applicable for the first half of 1998 is approximately 3.8%. Until the applicable six-month DM LIBOR rate is greater than the respective fixed rate, the Registrant will be a net payer under each of these agreements.

On July 22, 1997, the Registrant issued $150,000,000 principal amount of its 6-7/8% Notes. These Notes will mature on July 15, 2007. The 6-7/8% Notes are redeemable, in whole or in part, at the option of the Registrant at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption. The 6-7/8% Notes are unsecured and unsubordinated indebtedness of the Company. Interest on the Notes is payable semiannually on January 15 and July 15 of each year.

Capital Resources
-----------------

The precipitated calcium carbonate ("PCC") plant at the Registrant's Spring Grove mill started operations on March 20, 1998. Start-up has gone well and quality production began with the plant's first batch of PCC. This project is expected to result in cost savings to the Registrant, as less expensive and higher quality PCC is being substituted for other higher cost fillers.

In March 1998, the Registrant's Board of Directors approved a $6 million capital project to modify a paper machine at S&H's Gernsbach, Germany facility. The modification is expected to provide additional capacity to produce tea bag paper and other long fiber papers, as well as ultra porous plug wrap papers, which are used in the tobacco industry.

During January 1998, the installation of a gravure coater ("G-Coater"), at the Registrant's Spring Grove mill, was completed within budget. Although demand for G-Coater products has been below expectations, the Registrant continues to view the G-Coater as an important strategic project for the expansion of its more profitable specialty paper line of business. Early production runs have resulted in new technically engineered papers not previously produced by the Registrant.

ENVIRONMENTAL MATTERS
---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. During 1997, 1996 and 1995, the Registrant incurred approximately $14,800,000, $15,200,000 and $14,600,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with the State of Wisconsin regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls (PCBs) and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The cost of such restoration and damages is presently unknown but could be substantial and perhaps exceed the Registrant's available resources as discussed in Note 8 to the Registrant's condensed consolidated financial statements. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's consolidated financial condition or liquidity, but could have a material adverse effect on the Registrant's consolidated results from operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's consolidated financial condition or liquidity will not occur at some future time.

YEAR 2000
---------

The Registrant continues to make progress in achieving Year 2000 compliance. It has accelerated the schedule for compliance of its internally developed business systems from mid-year 1999 to the end of the first quarter of 1999. Nearly all of the Company's business systems have been developed internally. Internal information technology personnel are revising those systems. The Company has not hired any external consultants or incurred any additional costs for this portion of the Year 2000 project other than normal wage, benefit and related
costs for its normal complement of information systems personnel.   The
Company's use of its own information systems personnel to make the business systems Year 2000 compliant has and will continue to delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

The inventory phase of computer process control equipment is nearing completion. Preliminary indications from that phase are encouraging. The Registrant currently believes that some cost will be incurred to make certain process control equipment Year 2000 compliant. It is difficult at this stage of the process to quantify that cost, but preliminary indications are that it should not be material. The Registrant continues to make inquiries of its vendors, professional advisors and other constituents whose Year 2000 compliance is important to its ongoing business. Based upon limited preliminary information
received by the Registrant, no significant issues have been discovered.   In the
event that any of the Registrant's significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Registrant's business or operations could be adversely affected.

OTHER COMPREHENSIVE INCOME
--------------------------

Due to certain changes in the functional currencies of foreign subsidiaries relative to the reporting currency of the Registrant, the U.S. Dollar, the Registrant's other comprehensive income was $1,238,000 and $160,000 for the first quarter of 1998 and 1997, respectively. The primary reason for the increase in other comprehensive income is the increase in foreign-based assets as a result of the S&H acquisition as impacted by changes in foreign currency exchange rates.

BARGAINING UNIT LABOR AGREEMENT
-------------------------------

The Spring Grove Mill bargaining unit employees continue to work under the terms of a contract that expired on January 16, 1998. The Registrant has made several proposals to the bargaining unit employees, all of which were highly competitive with recent settlements negotiated by others in the industry. The bargaining unit employees rejected the latest offer on April 24, 1998. A federal mediator has been involved in the negotiations since February 1998. Although no new talks are scheduled at this time, the Registrant remains confident that an agreement will be reached.

PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------


The Registrant's Annual Meeting of Shareholders was held on April 22, 1998. All of management's nominees for Directors were elected by the shareholders. Each was elected to a term expiring in 2001. The votes cast for election of Directors were as follows, with cumulative voting applied:

                                For       Withheld
                             ----------   --------

R. S. Hillas                 38,338,760   504,229
S. R. Roedel                 38,217,390   625,599
T. M. Sanzo                  38,454,603   388,386


The holders of common stock rejected two Shareholder Proposals as presented, in accordance with the recommendations of the Registrant's Board of Directors. Shareholder Proposal Number 1 called for the declassification of the Registrant's Board of Directors. Shareholder Proposal Number 1 was defeated by a majority of the votes cast, with 25,224,847 votes against, 9,430,699 votes for, 3,961,366 broker non-votes and 226,077 abstentions. Shareholder Proposal Number 2 urged the Registrant's Board of Directors to arrange for the prompt sale of the Registrant to the highest bidder. Shareholder Proposal Number 2 was also rejected by a majority of the votes cast, with 31,835,962 votes against, 2,751,377 votes for, 3,961,366 broker non-votes and 294,376 abstentions.

No other matters were voted upon at the meeting.

Item 5.  Other Information
--------------------------

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (viii) adverse results in litigation; (ix) fluctuations in currency exchange rates; and (x) disruptions in production and/or increased costs due to labor disputes.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

  (a)    Exhibits
         --------

         Number    Description of Documents
         ------    ------------------------

           15      Letter in Lieu of Consent Regarding Review
                   Report of Unaudited Interim Financial
                   Information

           27      Financial Data Schedule

  (b) The Registrant filed the following reports on Forms 8-K and 8-K/A since December 31, 1997:


                   Date of Report                 Item Reported
                   --------------                 -------------

                   January 2, 1998                      5
                   (filed January 15, 1998)

                   January 2, 1998                      7
                   (filed March 23, 1998)

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            P. H. GLATFELTER COMPANY



Date:   May 14, 1998
                            R. P. Newcomer
                            Senior Vice President
                            and Chief Financial Officer

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