Form 10-Q
period 1998-06-30
GLATFELTER P H CO
filed 1998-08-13
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to_________________________


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

          Shares of Common Stock outstanding at August 7, 1998 were 41,993,417.

                            P. H. GLATFELTER COMPANY

                                     INDEX

          Part I - Financial Information
          ------------------------------

           Financial Statements:


             Condensed Consolidated Statements of Income and Retained

                  Earnings - Three Months and Six Months Ended June 30,

                  1998 and 1997 (Unaudited).........................       3

             Condensed Consolidated Balance Sheets - June 30, 1998

                  (Unaudited) and December 31, 1997.................       4


             Condensed Consolidated Statements of Cash Flows - Six

                  Months Ended June 30, 1998 and 1997 (Unaudited)...       5


             Notes to Condensed Consolidated Financial Statements

                  (Unaudited).......................................       6-11


             Independent Accountants' Report........................       12


           Management's Discussion and Analysis of Financial Condition

             and Results of Operations..............................       13-18



          Part II - Other Information................................      19
          ---------------------------



          Signature..................................................      20
          ---------



          Index of Exhibits..........................................      21
          -----------------


             Exhibit 3  - By-Laws as amended on June 24, 1998

             Exhibit 15 - Letter in Lieu of Consent Regarding Review

                          Report of Unaudited Interim Financial

                          Information

             Exhibit 27 - Financial Data Schedule

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   (in thousands, except per share amounts)
                                  (UNAUDITED)

                                    Three Months Ended     Six Months Ended
                                     6/30/98    6/30/97    6/30/98    6/30/97
                                   ---------  ---------   ---------  ---------
Net sales                         $  183,707 $  141,935   $  376,923 $  284,120

Other income - net
   Energy sales - net                  2,379      2,500        4,548      4,715
   Interest on investments and
      other - net                        (68)     2,036        1,460      3,080
   Gain from property
      dispositions, etc., -              189      2,178           85      1,903
                                   ---------  ---------    ---------  ---------
       Total                         186,207    148,649      383,016    293,818

Costs and expenses
   Cost of products sold             145,427    114,835      297,714    226,840
   Selling, general and
      administrative expense          13,634      9,980       26,780     18,877
   Interest on debt - net              4,640      5,324       11,063      8,874
                                   ---------  ---------    ---------  ---------
       Total                         163,701    130,139      335,557    254,591

Income before income taxes            22,506     18,510       47,459     39,227

Income tax provision
   Current taxes                       6,513     11,738       13,702     16,435
   Deferred taxes                      2,202     (4,450)       4,639     (1,253)
                                   ---------  ---------    ---------  ---------
       Total                           8,715      7,288       18,341     15,182

Net income                            13,791     11,222       29,118     24,045

Retained earnings at beginning
   of period                         486,058    467,760      478,073    462,337
                                   ---------  ---------    ---------  ---------
       Total                         499,849    478,982      507,191    486,382

Common stock dividends decla           7,347      7,374       14,689     14,774
                                   ---------  ---------    ---------  ---------

Retained earnings at end
   of period                      $  492,502 $  471,608   $  492,502 $  471,608
                                    ========   ========     ========   ========


Basic and diluted
   earnings per share               $   0.33   $   0.27     $   0.69   $   0.57
                                    ========   ========     ========   ========


    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                  ASSETS
                                  ------
                                           6/30/98            12/31/97
                                         (unaudited)
                                          ---------         -----------
Current assets:
   Cash and cash equivalents             $  32,668         $    66,919
   Marketable securities                     3,226             155,174
   Accounts receivable - net                84,650              50,187
   Inventories:
      Raw materials                         39,209              35,980
      In process and finished products      47,436              31,724
      Supplies                              32,390              33,528
                                           ---------         -----------
         Total inventory                   119,035             101,232

   Prepaid expenses and other current
    asset                                    4,547               2,967
                                           ---------         -----------
            Total current assets           244,126             376,479

Plant, equipment and timberlands - net     619,408             475,189

Other assets                               132,953              85,915
                                           ---------         -----------
               Total assets              $ 996,487         $   937,583
                                           =========         ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
   Current portion of long-term debt     $   1,806         $   150,000
   Short-term debt                          32,539              48,665
   Accounts payable                         41,019              37,276
   Dividends payable                         7,347               7,390
   Federal, state and local taxes            7,067               5,106
   Accrued compensation, other expenses
      and deferred income taxes             47,954              41,506
                                           ---------         -----------
            Total current liabilities      137,732             289,943

Long-term debt                             309,989             150,000

Deferred income taxes                      124,296             101,995

Other long-term liabilities                 73,743              56,287

Commitments and contingencies

Shareholders' equity:
   Common stock                                544                 544
   Capital in excess of par value           42,814              42,623
   Cumulative translation adjustment        (1,216)             (1,058)
   Retained earnings                       492,502             478,073
                                           ---------         -----------
        Total                              534,644             520,182
Less cost of common stock in treasury     (183,917)           (180,824)
                                           ---------         -----------
        Total shareholders' equity         350,727             339,358

               Total liabilities and
                  shareholders' equity   $ 996,487         $   937,583
                                           =========         ===========

    See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                                             Six Months Ended
                                                                    6/30/98                   6/30/97
                                                                    ---------               ------------
Cash Flows from Operating Activities:
   Net income                                                     $  29,118               $     24,045
   Items included in net income not using
   (providing) cash:
      Depreciation and depletion                                     23,688                     18,150
      Loss (gain) on disposition of fixed assets                         92                     (2,151)
      Expense related to employee stock purchase and
         401(k) plans                                                   865                        709
   Change in assets and liabilities:
      Accounts receivable                                            (7,140)                    (2,068)
      Inventories                                                    12,798                     (1,106)
      Prepaid expenses and other assets                              (8,756)                    (4,023)
      Accounts payable, accrued compensation and
         other expenses, deferred income taxes
         and other long-term liabilities                             (6,379)                      (815)
      Federal, state and local taxes                                 (5,719)                     2,302
      Deferred income taxes - non-current                             4,718                       (949)
                                                                    ---------               ------------
Net cash provided by operating activities                            43,285                     34,094
                                                                    ---------               ------------

Cash Flows from Investing Activities:
   Sale/maturity of marketable securities and
      long-term investments - net                                   155,033                     (4,302)
   Proceeds from disposal of fixed assets                                32                      3,634
   Additions to plant, equipment and timberlands                    (19,029)                   (20,922)
   Increase (decrease) in liabilities related to
      fixed asset acquisitions                                           30                     (2,119)
   Acquisition of S&H  - net of cash acquired                      (147,491)                       -
                                                                    ---------               ------------
Net cash used in investing activities                               (11,425)                   (23,709)
                                                                    ---------               ------------

Cash Flows from Financing Activities:
   Issuance of subsidiary's preferred stock to others                   -                      150,100
   Net borrowing of short-term debt                                  22,669                        -
   Net payment of other long-term debt                              (21,993)                       -
   Repayment of 5-7/8% Notes                                       (150,000)                       -
   Acquisition-related borrowings                                   101,500                        -
   Decrease in preferred stock of subsidiary                            -                       (3,133)
   Deposit into trust to defease certain covenants
      of current portion of long-term debt                              -                     (150,351)
   Dividends paid                                                   (14,733)                   (14,844)
   Purchases of common stock                                         (4,344)                    (8,600)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                                 575                        873
                                                                    ---------               ------------
Net cash used in financing activities                               (66,326)                   (25,955)
                                                                    ---------               ------------

Effect of exchange rate changes on cash                                 215                          4

Net increase (decrease) in cash and cash equivalents                (34,251)                   (15,566)

Cash and Cash Equivalents:

At beginning of period                                               66,919                     31,802
                                                                    ---------               ------------
At end of period                                                  $  32,668               $     16,236
                                                                     ========                ===========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                       $  12,303               $      4,871
   Income taxes                                                      19,262                     14,572

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

     S&H was founded in 1881 in Gernsbach, Germany, where its corporate offices and major paper production facilities are located. S&H produces a range of paper products, including tea bag and other long fiber products such as stencil, filter and casing paper, as well as tobacco papers, metalizing papers and printing papers. S&H has an abaca pulpmill in the Philippines and other facilities in France and the United States. S&H also has a 50% ownership interest in a paper mill in Odet, France. As of June 30, 1998, minority interest of $9,493,000 associated with this subsidiary is classified as "Other long-term liabilities" on the Registrant's Condensed Consolidated Balance Sheet.

     The purchase price of S&H, including certain transaction costs, was allocated to the assets acquired and liabilities assumed based upon their
     fair values at the date of acquisition.   The excess of the purchase price
     over the fair value of net assets acquired was recorded principally as goodwill and will be amortized on a straight-line basis over 20 years.

     The following summarized unaudited combined pro forma information of the Registrant for the quarter and six months ended June 30, 1997 is presented as if the S&H acquisition had occurred on January 1, 1997. This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and is not necessarily indicative of what the results would have been had the Registrant operated S&H since January 1, 1997. Pro forma combined net sales, net income and both basic and diluted earnings per share of the Registrant would have been $185,835,000, $12,705,000 and $0.30, respectively, for the quarter ended June 30, 1997 and $373,949,000, $27,079,000 and $0.64, respectively, for the six months ended June 30, 1997.

2. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows (in thousands):

                                   Three Months Ended         Six Months Ended
                                    6/30/98  6/30/97          6/30/98  6/30/97
                                    -------  -------          -------  -------
      Federal income tax provision
        at statutory rate           $7,877   $6,478           $16,611  $13,729
      State income taxes
        after deducting federal
        income tax  benefit           527       512             1,147    1,152
      Non-US tax rate differences     504        34               793       37
      Other                          (193)      264              (210)     264
                                    -------  -------          -------  -------
      Actual income tax provision   $8,715   $7,288           $18,341   15,182
                                    ======   ======           =======  =======

The deferred income tax provisions for the six-month periods ended June 30, 1998 and 1997 result from the following temporary differences (in thousands):

                                                  Six Months Ended
                                             6/30/98           6/30/97
                                            --------          ---------
      Depreciation                          $  3,127          $  (2,410)
      Pensions                                 2,805              2,186
      Alternative minimum tax                      -              1,168
      Other                                   (1,293)            (2,197)
                                            --------          ---------
     Deferred income tax provision          $  4,639          $  (1,253)
                                            ========          =========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations. The deferred income tax provisions reflect the impact of any audits by federal and state authorities.

3. The number of shares of common stock outstanding decreased by 165,682 in the first six months of 1998. This decrease was due to the repurchase of 250,000 shares of common stock for the treasury, which more than offset the delivery of 81,218 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant and the delivery of 3,100 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan. At June 30, 1998, 12,378,054 shares of common stock were held in treasury.

4. The Registrant's Board of Directors has authorized the repurchase in the open market or in privately negotiated transactions of up to 12,000,000 shares of the Registrant's common stock in the aggregate for the purpose of enhancing shareholder value. Repurchased shares are added to the treasury and are available for future sale. Under this authorization, as of June 30, 1998, the Registrant had repurchased an aggregate of 11,993,553 shares for a total consideration of $203,317,000.

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

                                     Dollar and Share Amounts in Thousands
                        ---------------------------------------------------------------
                                Three Months Ended              Six Months Ended
                        ------------------------------- -------------------------------
                         June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                        --------------- --------------- --------------- ---------------
                            Shares          Shares          Shares          Shares
                        --------------- --------------- --------------- ---------------
Basic earnings per
  share factors                41,998          42,193          42,073          42,294
Effect of potentially
  dilutive employee
  incentive plans:
     Restricted stock
       awards                      16              31              21              36
     Performance stock
       awards                     126              96             126              96
     Employee stock
       options                     22              18              27              20
                           -----------     -----------     -----------     -----------
Diluted earnings per
  share factors                42,162          42,338          42,247          42,446
                           ===========     ===========     ===========     ===========
Net Income                 $   13,791      $   11,222      $   29,118      $   24,045

Basic and diluted
  earnings per share            $0.33           $0.27           $0.69           $0.57

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Registrant's consolidated financial statements, its adoption does not have any impact on the Registrant's consolidated financial position or results of operations. The Registrant adopted SFAS No. 130 effective January 1, 1998. As a result, due to changes in certain foreign currencies relative to the US Dollar, comprehensive income would have been $12,395,000 and $11,190,000 for the second quarter of 1998 and 1997, and $28,960,000 and $23,853,000 for the
     first six months of 1998 and 1997, respectively.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999, although early adoption is encouraged. The Registrant does not believe that adoption will have a material impact on its consolidated financial position or results of operation.

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

     On January 2, 1998, the Registrant borrowed an additional DM 182,500,000 (approximately $101,500,000) necessary to complete the acquisition and classified the aggregate borrowings under the Revolving Credit Facility as long-term. To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $29,100,000 as of June 30, 1998). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London
     Interbank Offered Rate ("LIBOR").   The six-month DM LIBOR applicable for
     the first half of 1998 was approximately 3.8%. The six-month DM LIBOR applicable for the second half of 1998 will be approximately 3.7%.

7. On April 22, 1998, the Registrant's Board of Directors approved a non-qualified stock option program under which each non-employee director is granted options to purchase 1,500 shares of common stock of the Registrant on each May 1 on which the individual serves as a director of the Registrant. Such options are exercisable no earlier than one year from the date of grant and generally expire on the earlier of five years subsequent to retirement from the Registrant's Board of Directors or ten years after the date of grant. The exercise price is calculated as the average of the high and low selling price of the Registrant's common stock on the open market on the date of grant, which, on May 1, 1998 was $18.3125. On May 1, 1998, options to purchase 13,500 shares of common stock were granted under this program.

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

     The EPA has proposed to include the Fox River/Green Bay site on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site and the Wisconsin DNR will perform the RI/FS. The Registrant believes that this development increases the likelihood that this matter will end up in litigation. The Registrant cannot now predict the cost of the remedy which will be selected for the site, in part because the Registrant cannot predict the remedy for the site and the Registrant cannot predict its share of that cost.

     The Registrant, with advice from its environmental consultants, continues to believe that an aggressive effort, as currently proposed by the governmental authorities, to remove PCB contaminated sediments, many of which are buried under cleaner material or are otherwise unlikely to move, would be environmentally detrimental and therefore inappropriate. Furthermore, the Registrant's share of the cost of such removal, depending on the amount of sediments to be removed, could exceed its available resources. The Registrant believes it will be able to persuade the parties to the MOA or a court against removal of a substantial amount of PCB contaminated sediments. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB contaminated sediments is inappropriate, that it would prevail in any resulting litigation or that its share of the cost of any such removal would not have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operation.

     The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves including, but not limited to, its share of the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its negotiations with the State concerning those areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

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

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of income and retained earnings for the three-month and six-month periods ended June 30, 1998 and 1997, and cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Philadelphia, Pennsylvania
July 17, 1998

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

Effective January 2, 1998, the Registrant acquired all of the outstanding common stock of S&H Papier-Holding GmbH ("S&H"), the specialty paper division of Schoeller and Hoesch Group, from RQPO Beteiligungs GmbH & Co. Papier KG ("RQPO") and EVOBESTRA Vermogensverwaltungsgesellschaft mbH, for approximately DM 270 million ($150 million), subject to certain adjustments, in cash. The principal partners in RQPO were Deutsche Beteiligungs AG and S&H management. The Registrant has accounted for the S&H acquisition under the purchase method of accounting and S&H is consolidated with the Registrant beginning in January 1998. As a result, certain changes from year to year are a result of the acquisition and not necessarily a change in comparable results of operations. Where appropriate, those variances have been highlighted. The entities which were owned by the Registrant during 1997 and whose results of operations can be compared from year to year are referred to as "Non-S&H" operations.


RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income and Retained Earnings is shown below.

                                         Comparison of
                           ------------------------------------------
                           Three Months Ended      Six Months Ended
                           June 30, 1998 and       June 30, 1998 and
                               30-Jun-97               30-Jun-97
                           ------------------      ------------------
                                       Increase (Decrease)
                                      (dollars in thousands)
Net sales                   41,772     29.4 %         92,803   32.7 %
Other income - net          (4,214)   (62.8)%         (3,605) (37.2)%
Cost of products sold       30,592     26.6 %         70,874   31.2 %
Selling, general and
   administrative expenses   3,654     36.6 %          7,903   41.9 %
Interest on debt              (684)   (12.8)%          2,189   24.7 %
Income tax provision         1,427     19.6 %          3,159   20.8 %
Net income                   2,569     22.9 %          5,073   21.1 %


Net Sales
---------


Overall net sales increased $41,772,000, or 29.4%, in the second quarter of 1998 as compared to the second quarter of 1997. For the first six months of 1998, total net sales increased by $92,803,000, or 32.7% as compared to the first six months of 1997. The primary reason for this increase was S&H's net sales of $41,751,000 and $84,664,000 during the second quarter and first half of 1998, respectively.

The Registrant classifies its product sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. Total net printing papers sales increased by $5,943,000 and $15,722,000 during the second quarter and first six months of 1998 as compared to the corresponding periods of the prior year, respectively. Non-S&H operations' printing papers net sales increased $3,628,000, or 4.1%, in the second quarter of 1998 compared to the second quarter of 1997 as average net selling price and net sales volume increased by 3.6% and 0.5%, respectively. Non-S&H operations' printing papers net sales also increased during the first six months of 1998 as compared to the same period in 1997 by 6.5%, as average net selling price and net sales volume also increased by 4.2% and 2.3%, respectively.

Although the quarterly and year-to-date 1998 sales volume for Non-S&H operations' printing papers exceeded 1997 levels, the Registrant's incoming order patterns have been erratic. As a result, the Registrant has taken the equivalent of one day of market related downtime at its Spring Grove, Pennsylvania facility during the first six months of 1998. No such downtime was taken in 1997.

The current Asian economic crisis has led to the import of paper into the United States which has negatively impacted demand for the Registrant's printing papers. The uncertainty of this situation makes it difficult to forecast the balance of 1998; however, the Registrant believes that its printing papers will be subject to increased pricing pressure during the third quarter of 1998. To date, during the third quarter of 1998, the Registrant has taken the equivalent of 4 and 2 days of market-related downtime at its Spring Grove and Neenah, Wisconsin facilities, respectively.

Net sales of tobacco and other specialty papers for the three and six month periods ending June 30, 1998 were $35,829,000 and $77,081,000 higher, respectively, versus the prior year comparable periods. These increases were primarily the result of net sales of tobacco and other specialty papers by S&H operations during 1998.

The Registrant's Non-S&H operations' tobacco and other specialty papers net sales for the second quarter of 1998 decreased by 6.8% versus the corresponding 1997 period. A 5.3% decrease in sales volume was compounded by a decrease in average net selling price of 1.6%. For the first six months of 1998, the decrease of 3.1% in net sales of tobacco and other specialty papers in Non-S&H operations was due to a decrease in sales volume of 3.5% resulting from slackening demand, modestly offset by an increase in average net selling price of 0.4%.

Net sales of other specialty papers for Non-S&H operations decreased by 13.2% in the second quarter of 1998 compared to the second quarter of 1997 and 9.7% in the six months ended June 30, 1998 compared to the same period of 1997. This decrease was due primarily to an unfavorable change in the mix of other specialty papers sold exacerbated by a lower volume of such products. The average net selling prices of other specialty papers was slightly lower in the 1998 periods compared to the corresponding 1997 periods. Through development of other technically engineered papers, including those produced on the gravure coater, the Registrant is striving to improve its product mix and increase its sales volume of other specialty papers.

Non-S&H operations' net sales of tobacco papers decreased by 6.8% and 3.1% for the second quarter and first half of 1998, respectively, as compared to the same periods of 1997. The Registrant believes current excess worldwide tobacco paper capacity will lead to difficult market conditions in the near term. An increase in tobacco paper capacity in China has caused that country to become significantly less dependent on imported tobacco papers. As a result, China is purchasing fewer tons of tobacco papers from European and US producers resulting in mounting pricing pressure worldwide. In addition, the strong dollar is making it difficult for the Registrant's Ecusta Division to competitively price its products in the international marketplace. The Registrant anticipates that negotiations with some of its customers will result in lower average net selling prices for certain of these products starting in the second half of 1998. Although the magnitude of such selling price reductions is unknown, the Registrant believes the impact could be significant.

In response to the difficult tobacco papers market conditions, the Registrant has announced plans to reduce the Ecusta Division's salaried and hourly workforce. The Registrant has offered the Division's active eligible salaried employees, age 55 and older, a voluntary early retirement enhancement program. Under this program, the Registrant estimates an annual salaried cost savings of $3.5 million and a one-time expense of $2.2 million; however, the amount of annual cost savings and one-time expense will be impacted by the level of salaried employee participation and other factors. The cost savings, one-time expense and nature of workforce reductions for hourly employees will depend upon the outcome of negotiations that are scheduled with representatives of the Local 1971 of the United Paperworkers' International Union.

In addition to market-related downtime, normal annual maintenance shutdowns have been taken in July at all of the Registrant's domestic facilities. These outages will have a negative impact on third quarter results versus the results achieved in the previous quarters of 1998.

Other Income - Net
------------------

The Registrant's other income - net, including interest income, decreased $4,214,000, or 62.8% for the second quarter of 1998 and $3,605,000, or 37.2%, for the first six months of 1998, compared to the corresponding periods of 1997. Interest income - net was $2,104,000 lower in the second quarter of this year versus the second quarter of 1997 and $1,620,000 lower in the first half of this year versus the first half of 1997. In 1997, the Registrant established a trust to defease certain covenants of its $150,000,000 principal amount of 5-7/8% Notes. All of the funds were paid out of the trust on March 2, 1998. Because the trust was in place for a longer period of time in the first half of 1997 versus the first half of 1998, the Registrant recognized $2,081,000 more interest income during the second quarter of 1997 compared to the second quarter of 1998 and $1,555,000 more interest income during the first six months of 1997 compared to the first six months of 1998.

Gain from property dispositions, etc. - net decreased $1,989,000 and $1,818,000 for the three and six months ending June 30, 1998, respectively, compared to the like periods of 1997. During the second quarter of 1997, the Registrant completed the sale of a parcel of recreational property near its Pisgah Forest, North Carolina mill which resulted in a pre-tax gain of approximately $2,200,000. No significant property dispositions occurred during the first six months of 1998.


Cost of Products Sold
---------------------

The Registrant's cost of products sold increased by $30,592,000, or 26.6% for the second quarter of 1998 versus the second quarter of 1997 and increased by $70,874,000, or 31.2% for the first half of 1998 versus the like period in 1997. This increase was primarily due to S&H operations' incremental production volume. Non-S&H operations' cost of products sold per ton were 1.8% lower during the second quarter of 1998 as compared to the corresponding prior year period and 0.4% higher during the first six months of 1998 as compared to the first half of 1997. Since net sales per ton were 0.7% and 1.8% higher for the same respective periods, Non-S&H operations experienced an increase in gross margin per ton of 11.9% and 7.2% for the second quarter and the first six months of 1998, respectively, as compared to the like periods in 1997. These increases were principally a result of productivity improvements, particularly at the Registrant's Neenah, Wisconsin facility. A significant component of the Registrant's cost of products sold is its cost for market pulp. The cost of market pulp, on average, during both the second quarter and the first half of 1998 was somewhat lower than during the same periods of 1997. The cost of wastepaper increased during the second quarter and first six months of 1998 compared to 1997. The Registrant has been able to mitigate this increase in cost by using a higher percentage of lower cost, lower quality wastepaper at its Neenah facility.


The current pulp markets are similarly being impacted by the weak market conditions currently confronting the Registrant's paper products. The Registrant believes that market pulp prices will remain under pressure for the balance of 1998.

Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the second quarter of 1998 were $3,654,000 or 36.6% higher than for the comparable period of 1997 and $7,903,000, or 41.9% higher in the first six months of 1998 versus the same period of 1997. This increase was principally due to the incremental selling, general and administrative expenses of S&H included in the 1998 results.

The S&H operations have higher selling, general and administrative expenses as a percentage of sales than the Non-S&H operations. Selling, general and administrative expenses for Non-S&H operations for the second quarter and first half of 1998 were comparable to the corresponding periods of the prior year.



Interest on Debt - net
----------------------

The Registrant's interest on debt for the second quarter of 1998 was $684,000, or 12.8% lower than for the comparable period of 1997. Although the Registrant's average borrowings during the second quarter of 1998 were higher than the average borrowings during the second quarter of 1997, the 1997 borrowings included the $150,000,000 of step-down preferred stock issued by a subsidiary of the Registrant which yielded a high effective interest rate. This higher interest rate more than offset the effect of lower borrowings during the second quarter of 1997. The step-down preferred stock was redeemed in July, 1997.

The Registrant's interest on debt - net for the first six months of 1998 was $2,189,000, or 24.7% higher than for the first half of 1997. The primary reason for this increase was the Registrant's net borrowing level during the first quarter of 1998 as compared to the first quarter of 1997, in part due to the borrowings of approximately $150,000,000 to finance the acquisition of S&H.

Income Tax Provision
--------------------

The Registrant's income tax provision increased by $1,427,000, or 19.6% for the second quarter of 1998 versus the second quarter of 1997 and increased by $3,159,000, or 20.8% for the first half of 1998 compared to the first half of 1997. These increases were primarily due to increased earnings as a result of the acquisition of S&H.


FINANCIAL CONDITION
-------------------

Liquidity
---------

The Registrant's cash and cash equivalents decreased by $34,251,000 during the first six months of 1998. Net cash provided by operating activities of $43,285,000 was more than offset by cash used in investing and financing activities of $11,425,000 and $66,326,000, respectively. Significant cash activities during the first half of 1998 included the liquidation of $154,407,000 of securities held in trust to repay the principal amount of the Registrant's 5-7/8% $150,000,000 Notes and related interest on March 2, 1998 and the borrowing of approximately $101,500,000 to finance part of the purchase price for the Registrant's acquisition of S&H. Other significant cash payments included dividends of $14,733,000, expenditure of $19,029,000 on plant, equipment and timberlands and the repurchase of 250,000 shares of common stock for the treasury at an aggregate purchase price of $4,344,000, the purpose of which was to enhance shareholder value.

To finance the S&H acquisition, the Registrant entered into a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200 million in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of June 30, 1998 the Registrant owed DM 274,800,000 (approximately $152,000,000) under this agreement. The Registrant is in compliance with all covenants of the Revolving Credit Agreement.

To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $29,100,000). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate based on the six-month DM
London Interbank Offered Rate ("LIBOR").   The six-month DM LIBOR applicable for
the first half of 1998 was approximately 3.8%. Until the applicable six-month DM LIBOR rate is greater than the respective fixed rate, the Registrant will be a net payer under each of these agreements. The amount of interest expense incurred under these two swap agreements during the first half of 1998 was approximately DM 133,000 (approximately $73,000).

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

The Registrant expects to meet all its near-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and the Revolving Credit Facility or other bank lines of credit.

Capital Resources
-----------------

The Registrant has approved a $6 million capital project to modify a paper machine at S&H's Gernsbach, Germany facility. The modification is expected to provide additional capacity to produce tea bag paper and other long fiber papers, as well as ultra porous plug wrap papers, which are used in the tobacco industry.

The Registrant has invested approximately $20,000,000 in capital expenditures for the first six months of 1998. One of the Registrant's short-term objectives is an aggressive emphasis on cash generation to reduce its current debt level. The Registrant intends to critically evaluate its capital expenditure needs to help in meeting this objective.

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



YEAR 2000
---------

The Registrant continues to make progress in achieving Year 2000 compliance. It is on schedule to be fully compliant for its internally developed business systems by the end of the first quarter of 1999. Nearly all of the Company's business systems have been developed internally. Internal information technology personnel have completed the assessment of those systems and are making revisions. The Company has not hired any external consultants or incurred any additional costs for this portion of the Year 2000 project other than normal wage, benefit and related costs for its normal complement of
information systems personnel.   The Company's use of its own information
systems personnel to make the business systems Year 2000 compliant has and will continue to delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to varying extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

The inventory phase of computer process control equipment is completed and the assessment phase of such equipment is nearly complete. Results to date are encouraging. The Registrant believes that some costs will be incurred to make certain process control equipment Year 2000 compliant but those costs should not be material based upon results to date. The Registrant's current plan provides that the modifications to and subsequent tests of these systems will be completed by the end of the first quarter of 1999. The Registrant continues to make inquiries of its vendors, professional advisors and other constituents whose Year 2000 compliance is important to its ongoing business. Based upon limited preliminary information received by the Registrant, no significant
issues have been disclosed.   In the event that any of the Registrant's
significant suppliers or customers do not successfully achieve Year 2000 compliance on a timely basis, the Registrant's business and operations could be materially adversely affected.


OTHER COMPREHENSIVE EXPENSE
---------------------------

Due to certain exchange rate changes in the functional currencies of foreign subsidiaries relative to the reporting currency of the Registrant, the U.S. Dollar, the Registrant's other comprehensive expense was $1,396,000 and $32,000 for the second quarter of 1998 and 1997, respectively and $158,000 and $192,000 for the six month period ending June 30, 1998 and 1997, respectively.


BARGAINING UNIT LABOR AGREEMENT
-------------------------------

On July 1, 1998, the Spring Grove mill bargaining unit employees agreed to the terms of a new 5-year contract that will expire on January 16, 2003. The new agreement calls for wage increases of 3% per year and contributions by the employees toward the cost of their healthcare benefits. In addition, as of January 1, 1999, the Spring Grove bargaining unit employees will be entitled to participate in a 401(k) plan, subject to certain restrictions, in lieu of the employee stock purchase plan which will be phased out concurrently.

PART II - OTHER INFORMATION
---------------------------

Item 5.  Other Information
--------------------------

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (viii) adverse results in litigation; (ix) fluctuations in currency exchange rates; (x) failure of material third parties to become Year 2000 compliant thereby interrupting their and the Registrant's business operations; and (xi) disruptions in production and/or increased costs due to labor disputes.

Shareholder Proposals

If any shareholder wishes to present a proposal to the 1999 annual meeting of shareholders that is not included in the Registrant's proxy statement relating to such meeting and fails to submit such proposal to the Secretary of the Registrant on or before January 27, 1999, then the Registrant will be allowed to use its discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the matter in its proxy statement


Item 6.  Exhibits
-----------------

  (a)    Exhibits
         --------

         Number    Description of Documents
         ------    ------------------------

            3      By-Laws as amended on June 24, 1998

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



                                          P. H. GLATFELTER COMPANY



Date:   August 13, 1998
                                          R. P. Newcomer
                                          Executive Vice President
                                          and Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------


  Number        Description of Documents
  ------        ------------------------

     3          By-Laws as amended on June 24, 1998

    15          Letter in Lieu of Consent Regarding
                Review Report of Unaudited Interim
                Financial Information

    27          Financial Data Schedule