Form 10-Q
period 1998-09-30
GLATFELTER P H CO
filed 1998-11-16
CIK 41719

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________________to_________________________

                           Commission File No. 1-3560
                                               ------

                           P. H. GLATFELTER COMPANY
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Pennsylvania                                23-0628360
  ----------------------------------------------------------------------------
           (State or other jurisdiction of                   (IRS Employer
           incorporation or organization)                   Identification No.)


       228 South Main Street, Spring Grove, Pennsylvania          17362
  ----------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)

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

          Shares of Common Stock outstanding at November 9, 1998 were
     42,045,092.

                           P. H. GLATFELTER COMPANY

                                     INDEX

          Part I - Financial Information
          ------------------------------

          Financial Statements:


            Condensed Consolidated Statements of Income and Retained

               Earnings - Three Months and Nine Months Ended September 30,

               1998 and 1997 (Unaudited).................................     3


            Condensed Consolidated Balance Sheets - September 30, 1998

               (Unaudited) and December 31, 1997.........................     4


            Condensed Consolidated Statements of Cash Flows - Nine

               Months Ended September 30, 1998 and 1997 (Unaudited)......     5


            Notes to Condensed Consolidated Financial Statements

               (Unaudited)...............................................     6


            Independent Accountants' Report..............................    12


            Management's Discussion and Analysis of Financial Condition

               and Results of Operations.................................    13


          Part II - Other Information.....................................   20
          ---------------------------


          Signature.......................................................   21
          ---------


          Index of Exhibits...............................................   22
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
                                  (UNAUDITED)


                                                  Three Months Ended             Nine Months Ended
                                                 9/30/98       9/30/97         9/30/98       9/30/97
                                               -----------   -----------     -----------   -----------
Revenues
   Net sales                                  $   167,245   $   139,192     $   544,168   $   423,312

   Other income - net
     Energy sales - net                             2,543         2,361           7,091         7,076
     Interest on investments and
      other - net                                     569         1,951           2,029         5,031
     Gain from property
      dispositions, etc., - net                        18           225             103         2,128
                                               -----------   -----------     -----------   -----------
                                                    3,130         4,537           9,223        14,235

         Total revenues                           170,375       143,729         553,391       437,547

Costs and expenses
   Cost of products sold                          143,204       118,120         440,918       344,960
   Selling, general and
      administrative expenses                      11,161         8,576          37,941        27,453
   Interest on debt - net                           5,259         4,910          16,322        13,784
   Unusual Item                                     5,577           -             5,577           -
                                               -----------   -----------     -----------   -----------
                                                  165,201       131,606         500,758       386,197

Income before income taxes                          5,174        12,123          52,633        51,350

Income tax provision
   Current taxes                                    2,258         3,494          15,960        19,929
   Deferred taxes                                    (290)        1,206           4,349           (47)
                                               -----------   -----------     -----------   -----------
         Total                                      1,968         4,700          20,309        19,882

Net income                                          3,206         7,423          32,324        31,468

Retained earnings at beginning
   of period                                      492,502       471,608         478,073       462,337
                                               -----------   -----------     -----------   -----------
         Total                                    495,708       479,031         510,397       493,805

Common stock dividends declared                     7,357         7,383          22,046        22,157
                                               -----------   -----------     -----------   -----------

Retained earnings at end
   of period                                  $   488,351   $   471,648     $   488,351   $   471,648
                                               ===========   ===========     ===========   ===========


Basic earnings per share                      $      0.08   $      0.18     $      0.77   $      0.75
                                               ===========   ===========     ===========   ===========

Diluted earnings per share                    $      0.08   $      0.17     $      0.77   $      0.74
                                               ===========   ===========     ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                    ASSETS
                                    ------


                                                       9/30/98              12/31/97
                                                     (unaudited)
                                                     -----------           -----------
Current assets:
   Cash and cash equivalents                        $    32,940           $    66,919
   Marketable securities                                  3,608               155,174
   Accounts receivable - net                             81,533                50,187
   Inventories:
      Raw materials                                      38,776                35,980
      In process and finished products                   50,979                31,724
      Supplies                                           32,137                33,528
                                                     -----------           -----------
         Total inventory                                121,892               101,232

   Prepaid expenses and other current asset               4,352                 2,967
                                                     -----------           -----------
            Total current assets                        244,325               376,479

Plant, equipment and timberlands - net                  628,108               475,189

Other assets                                            134,991                85,915
                                                     -----------           -----------
               Total assets                         $ 1,007,424           $   937,583
                                                     ===========           ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Current portion of long-term debt                $     1,939           $   150,000
   Short-term debt                                       34,296                48,665
   Accounts payable                                      36,559                37,276
   Dividends payable                                      7,356                 7,390
   Federal, state and local taxes                         7,971                 5,106
   Accrued compensation, other expenses
      and deferred income taxes                          48,015                41,506
                                                     -----------           -----------
            Total current liabilities                   136,136               289,943

Long-term debt                                          324,408               150,000

Deferred income taxes                                   124,045               101,995

Other long-term liabilities                              77,245                56,287

Commitments and contingencies

Shareholders' equity:
   Common stock                                             544                   544
   Capital in excess of par value                        42,738                42,623
   Cumulative translation adjustment                     (2,854)               (1,058)
   Retained earnings                                    488,351               478,073
                                                     -----------           -----------
         Total                                          528,779               520,182
Less cost of common stock in treasury                  (183,189)             (180,824)
                                                     -----------           -----------
         Total shareholders' equity                     345,590               339,358

               Total liabilities and
                  shareholders' equity              $ 1,007,424           $   937,583
                                                     ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)


                                                                            Nine Months Ended
                                                                    9/30/98                   9/30/97
                                                                   ---------                 ---------
Cash Flows from Operating Activities:
   Net income                                                     $  32,324                 $  31,468
   Items included in net income not using
   (providing) cash:
      Depreciation and depletion                                     36,207                    27,206
      Loss (gain) on disposition of fixed assets                        625                    (2,161)
      Expense related to employee stock purchase and
         401(k) plans                                                 1,261                       996
   Change in assets and liabilities:
      Accounts receivable                                            (2,296)                   (7,339)
      Inventories                                                    11,619                     5,630
      Prepaid expenses and other assets                              (8,276)                  (11,033)
      Accounts payable, accrued compensation and
         other expenses, deferred income taxes
         and other long-term liabilities                             (7,431)                    2,213
      Federal, state and local taxes                                 (5,227)                    2,868
      Deferred income taxes - non-current                             5,270                       407
                                                                   ---------                 ---------
Net cash provided by operating activities                            64,076                    50,255
                                                                   ---------                 ---------

Cash Flows from Investing Activities:
   Sale/maturity of marketable securities and
      long-term investments - net                                   154,870                       377
   Proceeds from disposal of fixed assets                                34                     3,682
   Additions to plant, equipment and timberlands                    (30,290)                  (42,262)
   Increase (decrease) in liabilities related to
      fixed asset acquisitions                                           69                    (2,272)
   Acquisition of S&H  - net of cash acquired                      (147,491)                      -
                                                                   ---------                 ---------
Net cash used in investing activities                               (22,808)                  (40,475)
                                                                   ---------                 ---------

Cash Flows from Financing Activities:
   Proceeds of long-term debt issuance                                  -                     150,000
   Net borrowing of short-term debt                                  16,384                       -
   Net payment of other long-term debt                              (17,791)                      -
   Repayment of 5-7/8% Notes                                       (150,000)                      -
   Acquisition-related borrowings                                   101,500                       -
   Deposit into trust to defease certain covenants
      of current portion of long-term debt                              -                    (150,351)
   Dividends paid                                                   (22,080)                  (22,218)
   Purchases of common stock                                         (4,344)                   (9,857)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                                 829                     2,648
                                                                   ---------                 ---------
Net cash used in financing activities                               (75,502)                  (29,778)
                                                                   ---------                 ---------

Effect of exchange rate changes on cash                                 255                         8

Net decrease in cash and cash equivalents                           (33,979)                  (19,990)

Cash and Cash Equivalents:

At beginning of period                                               66,919                     31,802
                                                                   ---------                  ---------
At end of period                                                  $  32,940                  $  11,812
                                                                   =========                  =========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Interest                                                       $  14,917                  $   9,929
   Income taxes                                                      21,041                     17,481

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

     S&H was founded in 1881 in Gernsbach, Germany, where its corporate offices and major paper production facilities are located. S&H produces a range of paper products, including tea bag and other long fiber products such as stencil, filter and casing papers, as well as tobacco papers, metalizing papers and printing papers. S&H has an abaca pulpmill in the Philippines and other facilities in France and the United States. S&H also has a 50% ownership interest in a paper mill in Odet, France. As of September 30, 1998, a minority interest of $10,395,000 associated with this subsidiary is classified as "Other long-term liabilities" on the Registrant's Condensed Consolidated Balance Sheet.

     The purchase price of S&H, including certain transaction costs, was allocated to the assets acquired and liabilities assumed based upon their
     fair values at the date of acquisition.   The excess of the purchase price
     over the fair value of net assets acquired was recorded principally as goodwill and will be amortized on a straight-line basis over 20 years.

     The following summarized unaudited combined pro forma information of the Registrant for the quarter and nine months ended September 30, 1997 is presented as if the S&H acquisition had occurred on January 1, 1997. This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and is not necessarily indicative of what the results would have been had the Registrant operated S&H since January 1, 1997. Pro forma combined net sales, net income and both basic and diluted earnings per share of the Registrant would have been $179,698,000,$8,540,000 and $0.20, respectively, for the quarter ended September 30, 1997 and $553,647,000, $35,619,000 and $0.84, respectively, for the nine months ended September 30, 1997.

2. A reconciliation between the income tax provision computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision follows (in thousands):

                                             Three Months Ended    Nine Months Ended
                                            9/30/98      9/30/97   9/30/98   9/30/97
                                            -------      -------   --------  -------

Federal income tax provision at
  statutory rate                            $ 1,811      $ 4,243   $ 18,422  $17,973
State income taxes after deducting
  federal income tax benefit                     42          182      1,189    1,334
Non-US tax rate differences                     162           36        955       73
Other                                           (47)         239       (257)     502
                                            -------      -------   --------  -------
Actual income tax provision                 $ 1,968      $ 4,700   $ 20,309  $19,882
                                            =======      =======   ========  =======

The deferred income tax provisions for the nine-month periods ended September 30, 1998 and 1997 result from the following temporary differences (in thousands):

                                       Nine Months Ended
                                       9/30/98    9/30/97
                                      --------   --------
Depreciation                          $  3,970   $ (1,469)
Pensions                                 2,568      3,308
Alternative minimum tax                      -      1,168
Other                                   (2,189)    (3,054)
                                      --------   --------
Deferred income tax provision         $  4,349   $    (47)
                                      ========   ========

     The provision for deferred income taxes is, in part, estimated based on an allocation of the appropriate amount relative to the number of months reported herein and in conformance with existing tax regulations. The deferred income tax provisions reflect the impact of any audits by federal and state authorities.

3. The number of shares of common stock outstanding decreased by 116,690 in the first nine months of 1998. This decrease was due to the repurchase of 250,000 shares of common stock for the treasury, which more than offset the delivery of 130,210 treasury shares pursuant to the various employee stock purchase and 401(k) plans of the Registrant and the delivery of 3,100 treasury shares pursuant to the exercise of stock options under the Registrant's 1992 Key Employee Long-Term Incentive Plan. At September 30, 1998, 12,329,062 shares of common stock were held in treasury.

4. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the Registrant's consolidated statement of income and a reconciliation of the computation of basic earnings per share to diluted earnings per share. Basic earnings per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share includes the effect of potential dilution from the exercise of outstanding common stock equivalents into common stock using the treasury stock method. Concurrent with the adoption, all prior years' earnings per share information has been restated, resulting in no material differences. A reconciliation of the Registrant's basic and diluted earnings per share follows, with dollar and share amounts in thousands:

                             Three Months Ended      Nine Months Ended
                                September 30            September 30
                           ----------------------- -----------------------
                              1998        1997        1998        1997
                           ----------- ----------- ----------- -----------

                             Shares      Shares      Shares      Shares
                           ----------- ----------- ----------- -----------
Basic earnings per
  share factors              41,995      42,115      42,047      42,234
Effect of potentially
  dilutive employee
  incentive plans:
     Restricted stock
       awards                    11          27          18          32
     Performance stock
       awards                   126          96         126          96
     Employee stock
       options                   -          184          17          76
                           ----------- ----------- ----------- -----------

Diluted earnings per
  share factors              42,132      42,422      42,208      42,438
                           =========== =========== =========== ===========

Net Income                  $ 3,206     $ 7,423     $32,324     $31,468

Basic earnings per share    $  0.08     $  0.18     $  0.77     $  0.75

Diluted earnings per share  $  0.08     $  0.17     $  0.77     $  0.74


5. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Registrant's consolidated financial statements, its adoption does not have any impact on the Registrant's consolidated financial position or results of operations. The Registrant adopted SFAS No. 130 effective January 1, 1998. As a result, due to changes in certain foreign currencies relative to the US Dollar, total comprehensive income would have been $1,568,000 and $7,336,000 for the third quarter of 1998 and 1997, respectively, and $30,528,000 and $31,189,000 for the first nine months of 1998 and 1997, respectively.

6. In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). This statement, which establishes standards for the reporting of information about operating segments and requires the reporting of selected information about operating segments in interim financial statements, was adopted by the Registrant on January 1, 1998. Disclosure of segment and other related information is not required in interim periods of the first year of the Registrant's adoption. The Registrant will provide appropriate SFAS 131 disclosures for the year ending December 31, 1998.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). This statement, which revises certain disclosure requirements for the Registrant's pension assets and obligations, is effective for fiscal periods beginning after December 15, 1997. Restatement of prior years' information is required, where available. As this statement only requires a change in methods of disclosure and not any changes in accounting methods, it will not have any impact on the Registrant's consolidated financial position or results of operations. Interim reporting periods are not affected by this statement. The Registrant adopted SFAS No. 132 effective January 1, 1998 and will provide appropriate disclosures for the year ending December 31, 1998.

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

7. To finance the acquisition of S&H Papier-Holding GmbH ("S&H"), on December 22, 1997, the Registrant entered into a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200 million in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's.

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

     On January 2, 1998, the Registrant borrowed an additional DM 182,500,000 (approximately $101,500,000) necessary to complete the acquisition and classified the aggregate borrowings under the Revolving Credit Facility as long-term. To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $31,400,000 as of September 30, 1998). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR"). The six-month DM LIBOR applicable for the first half of 1998 was approximately 3.8%. The six-month DM LIBOR applicable for the second half of 1998 is approximately 3.7%.

8. During the third quarter of 1998, the Registrant recognized a pre-tax charge of $5,577,000 relating to the accrual of pension and medical benefits for certain salaried and hourly employees of the Registrant's Ecusta mill, located in Pisgah Forest, North Carolina, who elected during the third quarter to participate in a voluntary early retirement enhancement program ("VEREP"). This pre-tax charge is classified as an Unusual Item on the Registrant's Condensed Consolidated Statement of Income and Retained Earnings. The after-tax effect of this charge was $3,402,000.

     An additional pre-tax charge of an estimated $3,900,000 ($2,400,000 after-tax) is expected in the fourth quarter of 1998 as additional Ecusta hourly employees have elected, subsequent to September 30, 1998, to accept early retirement. The fourth quarter charge will also cover Spring Grove, Pennsylvania and Neenah, Wisconsin salaried employees who are expected to participate in a VEREP offered in October 1998. The Registrant anticipates that some layoffs of Spring Grove and Neenah salaried employees will be necessary to achieve its cost-savings goals.

     The intent of these programs is to generate annual payroll and benefits cost savings through a reduction in the size of the Registrant's workforce. The Registrant's aggregate restructuring is anticipated to result in the elimination of between 160 and 165 salaried and hourly positions, with associated annual cost savings of approximately $8,400,000.

9. The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures will continue and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because other paper companies located in the United States are generally subject to the same environmental regulations, the Registrant does not believe that its competitive position in the United States paper industry will be materially adversely affected by its capital expenditures for, or operating costs of, pollution abatement facilities for its present mills or the limitations which environmental compliance may place on its operations.

     The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Registrant's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Registrant. The Registrant cannot determine the impact that the new permit will have on the Registrant if it contains objectionable terms because it is too soon to determine what material terms will be in the permit's final form. In addition, the Wisconsin Department of Natural Resources ("DNR") has reissued the Registrant's wastewater discharge permit for the Neenah mill on terms which are acceptable to the Registrant. The permit's term expires on September 30, 2002.

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

     On January 30, 1997, the Registrant and six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies will provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The State has indicated that the $10 million in work and funds is expected to be spent over a four year period although the bulk of the amount may be spent in 1998 and 1999. The final allocated portion of the $10 million which the Registrant is required to pay is unknown at present. The State has agreed to act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. The USFWS, together with the National Oceanic and Atmospheric Administration and two Indian tribes, however, is conducting its own assessment despite the State's status. In general, the parties to the Wisconsin Agreement have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

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

     The EPA has proposed to include the Fox River/Green Bay site on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site. The Wisconsin DNR presently is performing the RI/FS. The Registrant believes that this development increases the likelihood that this matter will end up in litigation. The Registrant cannot now predict the cost of the remedy which will be selected for the site because the Registrant cannot predict the remedy for the site or its share of that cost.

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

10. In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997. Certain reclassifications have been made of previously reported amounts in order to conform with classifications used in the current year.

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------


P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of income and retained earnings for the three-month and nine-month periods ended September 30, 1998 and 1997, and cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP

Philadelphia, Pennsylvania
October 16, 1998

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

                                               Comparison of
                             ------------------------------------------------
                               Three Months Ended      Nine Months Ended
                             September 30, 1998 and  September 30, 1998 and
                               September 30,1997       September 30, 1997
                             ----------------------  ------------------------
                                            Increase (Decrease)
                                          (dollars in thousands)

Net sales                     28,053     20.2 %       120,856      28.6 %
Other income - net            (1,407)   (31.0)%        (5,012)    (35.2)%
Cost of products sold         25,084     21.2 %        95,958      27.8 %
Selling, general and
    administrative expenses    2,585     30.1 %        10,488      38.2 %
Interest on debt                 349      7.1 %         2,538      18.4 %
Unusual item                   5,577      N/C           5,577       N/C
Income tax provision          (2,732)   (58.1)%           427       2.1 %
Net income                    (4,217)   (56.8)%           856       2.7 %

N/C - not calculable

Net Sales
---------

Worldwide net sales increased $28,053,000, or 20.2%, for the third quarter of 1998 as compared to the third quarter of 1997. For the first nine months of 1998, total net sales increased by $120,856,000, or 28.6%, as compared to the first nine months of 1997. The reason for this increase was S&H's net sales of $40,143,000 and $124,807,000 during the third quarter and first nine months of 1998, respectively.

The Registrant classifies its product sales into two product groups: 1) printing papers; and 2) tobacco and other specialty papers. Total printing papers net sales decreased by $3,833,000 in the third quarter of 1998 as compared to the like period in 1997 and increased by $11,889,000 during the first nine months of 1998 relative to the first nine months of 1997. Non-S&H operations' printing papers net sales decreased $7,123,000 in the third quarter of 1998 versus the third quarter of 1997 as average net selling price and net sales volume decreased by 2.9% and 5.6%, respectively. For the first nine months of 1998, Non-S&H operations' printing papers net sales increased by $5,524,000 versus the first nine months of 1997 as a 2.4% increase in average net selling prices was partially offset by a 0.3% decrease in net sales volume.

Although Non-S&H operations printing paper net sales were higher for the first nine months of 1998 versus the first nine months of 1997, the Registrant experienced lower net sales from these operations in the third quarter of 1998 as compared to the same period in the prior year. The Registrant experienced both declining prices and increased competition for orders for its Non-S&H printing papers during the third quarter of 1998 as compared to earlier in the year as well as the prior year. The lower volume was a result of several factors. An increase in the volume of imported paper, particularly from Asia, had an indirect negative impact on demand for the Registrant's Non-S&H printing papers. In addition, the Registrant's third quarter sales volume is always impacted by an annual maintenance shutdown at its Spring Grove facilities.

Non-S&H printing paper net sales were also negatively impacted by comparatively low average net selling prices. Such prices decreased during the third quarter in 1998. This pricing trend is expected to extend into the fourth quarter. As of early November, order backlog levels are low. In addition, the Registrant normally experiences shrinking backlogs during the holiday season and expects this trend to occur this year. During 1998, the Registrant has experienced approximately eight equivalent days of market-related downtime at its Spring Grove and Neenah mills and expects that additional market-related downtime may be necessary prior to the end of 1998.

Net sales of tobacco and other specialty papers for the three and nine months ended September 30, 1998 were $31,886,0000 and $108,967,000 higher than in the corresponding 1997 periods, respectively. These increases were the result of incremental net sales of tobacco and other specialty papers by S&H operations during 1998.

The Registrant's Non-S&H operations' tobacco and other specialty papers net sales for the third quarter of 1998 decreased by 9.2% versus the corresponding period of 1997 due to a 6.0% decrease in average net selling price and a 3.4% decrease in net sales volume. For the first nine months of 1998, the decrease in net sales of tobacco and other specialty papers of 5.8% in Non-S&H operations, compared to the first nine months of 1997, was due to a decrease in net sales volume of 3.5% and a decrease in average net selling price of 2.5%.

Net sales of other specialty papers for Non-S&H operations decreased by 5.8% in the third quarter of 1998 compared to the third quarter of 1997 and 8.4% in the nine months ended September 30, 1998 compared to the same period of 1997. This decrease was due to a decrease in both net sales volume and average net selling price of such products as a result of an unfavorable change in the Registrant's mix of products sold. Through development of other technically engineered papers, including those produced on the recently acquired gravure coater, the Registrant is striving to improve its product mix and increase its sales volume of other specialty papers. Third quarter sales of Non-S&H other specialty papers saw an increase in volume of such products over the second quarter of 1998.

Non-S&H operations' net sales of tobacco papers were 10.7% lower in the third quarter of 1998 versus the third quarter of 1997, as both sales volume and average net selling prices decreased by 4.7% and 6.4%, respectively. The lower volume and pricing were a result of continuing excess worldwide capacity of tobacco papers as well as the strength of the US Dollar and the cost reduction efforts of the multinational tobacco product manufacturers. Due to lack of sufficient demand, the Registrant temporarily shutdown one of its tobacco paper-producing machines at its Ecusta mill during the third quarter of 1998. The idled machine represents approximately 10% of Ecusta's tobacco paper production capacity. The Registrant does not expect to re-start this machine in the fourth quarter of 1998. The Registrant's Ecusta Division remains in negotiations with some of its key customers on the terms of certain long-term sales contracts. Some of the negotiations are complete and have resulted in significant pricing concessions by the Registrant. While the Ecusta Division will likely see an increase in sales volume as a result of these negotiations, any increased volume is expected to be more than offset by lower pricing. The Registrant expects pricing for its tobacco papers at its Ecusta Division to remain at these levels for the foreseeable future. As a result, the Registrant has implemented certain cost reduction programs discussed below.

Sales of tobacco papers at S&H are under many of the same pressures as those at its Ecusta mill. Demand and pricing for S&H's specialty papers have remained strong although both have weakened slightly. This has resulted in a small decline in average net selling prices, although average net selling prices for these papers have not declined as significantly as for other papers that the Registrant sells.


Other Income - Net
------------------

The Registrant's other income - net, including interest income, decreased $1,407,000, or 31.0% for the third quarter of 1998 and $5,012,000, or 35.2%, for the first nine months of 1998, compared to the corresponding periods of 1997. Interest on investments and other - net was $1,382,000 lower in the third quarter of this year versus the third quarter of 1997 and $3,002,000 lower in the first nine months of this year versus the first nine months of 1997. In 1997, the Registrant established a trust to defease certain covenants of its $150,000,000 principal amount of 5-7/8% Notes. All of the funds were paid out of the trust on March 2, 1998. Because the trust was in place for a longer period of time during the first nine months of 1997 versus the first nine months of 1998, the Registrant recognized $2,104,000 more interest income during the third quarter of 1997 compared to the third quarter of 1998 and $3,659,000 more interest income during the first nine months of 1997 compared to the first nine months of 1998.

Gain from property dispositions, etc. - net decreased $2,025,000 for the nine months ending September 30, 1998 compared to the like period of 1997. During the second quarter of 1997, the Registrant completed the sale of a parcel of recreational property near its Pisgah Forest, North Carolina mill which resulted in a pre-tax gain of approximately $2,200,000. No significant property dispositions occurred during the first nine months of 1998.

Cost of Products Sold
---------------------

The Registrant's cost of products sold increased by $25,084,000, or 21.2% for the third quarter of 1998 versus the second quarter of 1997 and increased by $95,958,000, or 27.8% for the first nine months of 1998 versus the like period of 1997. This increase was primarily due to S&H operations' incremental production volume. Although the Registrant's Non-S&H cost of products sold have decreased in the three and nine month periods ending September 30, 1998 versus the prior year's like periods, the non-S&H cost of products sold per ton has remained flat. Market pulp prices, a significant component of the Registrant's non-S&H cost of production, have decreased over the past several months. In addition, inflation continues to be minimal, causing the Registrant's overall Non-S&H cost of products sold per ton to remain relatively flat.

The average net selling price for the Registrant's products has decreased. This has resulted in a decrease in gross margin per ton of 20.4% in the third quarter of 1998 as compared to the third quarter of 1997. Gross margin per ton for the first nine months of 1998 as compared to the same period of 1997 is flat as recent price declines offset higher prices realized the first six months of the year.

The Registrant expects pricing for market pulp to remain at its current levels or weaken slightly through the fourth quarter of 1998. Since pricing for certain of the Registrant's products typically follows that of market pulp, the Registrant does not expect to see pricing relief in the near term for such products.


Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the third quarter of 1998 were $2,585,000 or 30.1% higher than for the comparable period of 1997 and $10,488,000, or 38.2% higher in the first nine months of 1998 versus the same period of 1997. This increase was principally due to the incremental selling, general and administrative expenses of S&H included in the 1998 results.

The S&H operations have higher selling, general and administrative expenses as a percentage of sales than the Non-S&H operations. Selling, general and administrative expenses for Non-S&H operations for the third quarter and first nine months of 1998 were comparable to the corresponding periods of the prior year.


Interest on debt - net
----------------------

The Registrant's interest on debt - net increased by $349,000, or 7.1% for the three month period ended September 30, 1998 versus the comparable period of 1997. Although the average borrowings of the Registrant were higher in the third quarter of 1998 than the third quarter of 1997, those borrowings were made at somewhat lower rates, causing the change between the respective quarters to be minimal. Interest on debt - net for the first nine months of 1998 versus the same period of 1997 increased by $2,538,000, or 18.4%. The primary reason for this increase was the Registrant's higher net borrowing level during the first quarter of 1998 as compared to the first quarter of 1997, in part due to the borrowings of approximately $150,000,000 to finance the acquisition of S&H.


Unusual Item
------------

During the third quarter of 1998, the Registrant recognized a pre-tax charge of $5,577,000 relating to the accrual of pension and medical benefits for certain salaried and hourly employees of the Registrant's Ecusta mill, located in Pisgah Forest, North Carolina, who elected during the third quarter to participate in a voluntary early retirement enhancement program ("VEREP"). This pre-tax charge is classified as an Unusual Item on the Registrant's Condensed Consolidated Statement of Income and Retained Earnings. The after-tax effect of this charge was $3,402,000.

An additional pre-tax charge of an estimated $3,900,000 ($2,400,000 after-tax) is expected in the fourth quarter of 1998 as additional Ecusta hourly employees have elected, subsequent to September 30, 1998, to accept early retirement. The fourth quarter charge will also cover Spring Grove, Pennsylvania and Neenah, Wisconsin salaried employees who are expected to participate in a VEREP offered in October 1998. The Registrant anticipates that some layoffs of Spring Grove and Neenah salaried employees will be necessary to achieve its cost-savings goals.

The intent of this program is to generate annual payroll and benefits cost savings through a reduction in the size of the Registrant's workforce. The Registrant's aggregate restructuring is anticipated to result in the elimination of between 160 and 165 salaried and hourly positions, with associated annual cost savings of approximately $8,400,000.

Income Tax Provision
--------------------

The Registrant's income tax provision decreased by $2,732,000, or 58.1% for the third quarter of 1998 versus the third quarter of 1997 and increased by $427,000, or 2.1% for the first nine months of 1998 compared to the first nine months of 1997. The decrease for third quarter of 1998 versus the same period of 1997 was primarily due to the impact of the recognition of a third quarter 1998 unusual item charge relating to restructuring on the Registrant's income tax provision. The increase in the tax provision for the first nine months of 1998 versus the first nine months of 1997 was due to the increased earnings as a result of the acquisition of S&H, which more than offset the third quarter 1998 restructuring charge.


FINANCIAL CONDITION
-------------------


Liquidity
---------

The Registrant's cash and cash equivalents decreased by $33,979,000 during the first nine months of 1998. Net cash provided by operating activities of $64,076,000 was more than offset by cash used in investing and financing activities of $22,808,000 and $75,502,000, respectively. Significant cash activities during the first nine months of 1998 included the liquidation of $154,407,000 of securities held in trust to repay the principal amount of the Registrant's 5-7/8% Notes and related interest on March 2, 1998 and the borrowing of approximately $101,500,000 to finance part of the purchase price for the Registrant's acquisition of S&H. Other significant cash payments included dividends of $22,080,000, expenditure of $30,290,000 on plant, equipment and timberlands and the repurchase of 250,000 shares of common stock for the treasury at an aggregate purchase price of $4,344,000, the purpose of which was to enhance shareholder value.

To finance the S&H acquisition, the Registrant entered into a $200 million multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200 million in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of September 30, 1998 the Registrant owed DM 276,200,000 (approximately $165,000,000) under this agreement. The Registrant is in compliance with all covenants of the Revolving Credit Agreement.

To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $31,400,000 as of September 30, 1998). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate based
on the six-month DM London Interbank Offered Rate ("LIBOR").   The six-month DM
LIBOR applicable for the first half of 1998 was approximately 3.8%. The six-month DM LIBOR applicable for the second half of 1998 is approximately 3.7%. Until the applicable six-month DM LIBOR rate is greater than the respective fixed rate, the Registrant will be a net payer under each of these agreements. The amount of interest expense incurred under these two swap agreements during the first nine months of 1998 was approximately DM 409,000 (approximately $228,000).

On July 22, 1997, the Registrant issued $150,000,000 principal amount of its 6-7/8% Notes. These Notes will mature on July 15, 2007. The 6-7/8% Notes are redeemable, in whole or in part, at the option of the Registrant at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption. The 6-7/8% Notes are unsecured and unsubordinated indebtedness of the Registrant. Interest on the Notes is payable semiannually on January 15 and July 15 of each year.

The Registrant expects to meet all its near-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities and the Revolving Credit Facility or other bank lines of credit.

Capital Resources
-----------------

The Registrant has invested approximately $30,000,000 in capital expenditures for the first nine months of 1998. One of the Registrant's short-term objectives is to maximize cash generation to reduce its debt level. The Registrant intends to critically evaluate its capital expenditure needs to help meet this objective.

ENVIRONMENTAL MATTERS
---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills as well as its disposal of solid waste generated by its operations. In order to comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. During 1997, 1996 and 1995, the Registrant incurred approximately $14,800,000, $15,200,000 and $14,600,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with the State of Wisconsin regarding natural resources restoration and damages related to the discharge of polychlorinated biphenyls (PCBs) and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The cost of such restoration and damages is presently unknown but could be substantial and perhaps exceed the Registrant's available resources as discussed in Note 9 to the Registrant's condensed consolidated financial statements. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's consolidated financial condition or liquidity, but could have a material adverse effect on the Registrant's consolidated results from operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's consolidated financial condition or liquidity will not occur at some future time.

YEAR 2000
---------

The Registrant continues to make progress and is on schedule in its efforts to achieve Year 2000 compliance by the end of the first quarter of 1999 for its information technology systems and its non-information technology systems. The Registrant's information technology systems include both internally and externally developed business systems. Nearly all of the Registrant's business systems have been developed internally. Non-information technology systems include computer process control equipment as well as embedded technology, such as micro-controllers, which are critical to the operation of production equipment.

The Registrant's three-phase approach to achieve its Year 2000 compliance includes an inventory phase, an assessment phase and a modifications and testing phase. The Registrant has completed the inventory phase and assessment phase for all of its information technology and non-information technology systems with the exception of some isolated non-technological systems at its Neenah mill. The Registrant has also completed a significant portion of the modifications and testing phase for all of its systems. The remaining system assessments, modifications and related testing will be completed by the end of the first quarter of 1999.

The Registrant has used internal information technology personnel almost exclusively to inventory, assess, modify, and test existing systems and has primarily incurred only normal wage, benefit and related costs for its normal complement of information technology personnel. To date, the Registrant has made minor capital expenditures to replace certain systems or equipment which were not Year 2000 compliant. The Registrant estimates between $500,000 - $1,000,000 in capital related costs will be incurred by the end of the first quarter of 1999 to ensure Year 2000 compliance of its information and non-information technology systems.

The Registrant's use of its own information technology personnel to make its systems Year 2000 compliant has and will continue to delay some other strategic information systems development and implementation which would have otherwise benefited the Registrant in various ways and to various extents. The Registrant does not believe that it will be at a competitive disadvantage as a result of these delays.

The Registrant also continues its efforts in addressing Year 2000 compliance by key third parties including vendors, professional advisors, and customers.
These efforts include making inquiries to such third parties, assessing the responses received and developing corrective actions or contingency plans in the event of any identified unacceptable risk. Inquires have been sent to all identified key third parties. To date, based upon limited responses, no significant issues have been discovered. The Registrant hopes to have received and assessed all responses by the end of the first quarter of 1999.

The Registrant relies significantly on selected key vendors of raw materials, energy, telecommunications and other vital services. The Registrant also has significant revenues from various key customers. Should any of these key vendors or customers experience operational interruptions as a result of non-compliance of its information and/or non-information technology systems, the Registrant may be forced to interrupt the operation of one or more of its mills or be required to increase its costs or decrease its selling prices, to remain operational.

Should the Registrant be notified of any significant issues through the responses to its inquiries of key third parties, it intends to develop and implement contingency plans to minimize the impact on its operations. The Registrant intends to have any such plans in place by the end of the third quarter of 1999. Despite such contingency plans, in the event that any of the Registrant's significant suppliers or customers do not achieve Year 2000 compliance on a timely basis, the Registrant's business and results of operations could be materially adversely affected.

PART II - OTHER INFORMATION
---------------------------

Item 5.  Other Information
--------------------------

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (viii) adverse results in litigation; (ix) fluctuations in currency exchange rates; (x) failure of third parties which are material to the Registrant to become Year 2000 compliant thereby interrupting their and the Registrant's business operations; and (xi) disruptions in production and/or increased costs due to labor disputes.


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



                                 P. H. GLATFELTER COMPANY



Date:   November 13, 1998        R. P. Newcomer
                                 Executive Vice President
                                 and Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------

  Number        Description of Documents
  ------        ------------------------


    15          Letter in Lieu of Consent Regarding
                Review Report of Unaudited Interim
                Financial Information

    27          Financial Data Schedule