Form 10-K
period 1998-12-31
GLATFELTER P H CO
filed 1999-03-22
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                               Commission file number
December 31, 1998                                             1-3560

                            P. H. GLATFELTER COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                      23-0628360
-------------------------------                        ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)
       228 South Main Street
      Spring Grove, Pennsylvania                             17362
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number,                           (717) 225-4711
        including area code                              --------------

Securities registered pursuant to Section 12(b) of the Act:

    Common Stock                                New York Stock Exchange
---------------------                -------------------------------------------
(Title of each class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates at March 3, 1999 was $270,301,318.

Common Stock outstanding at March 3, 1999: 42,130,000 Shares


                       DOCUMENTS INCORPORATED BY REFERENCE

                   Portions of the following documents are incorporated by reference in this Report on Form 10-K.

                   1.     Proxy Statement dated March 19, 1999 (Part III)

                                     PART I


Item 1.     Business.

                   The Registrant, a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. On January 30, 1979 the Registrant acquired by merger Bergstrom Paper Company with paper mills located in Wisconsin and Ohio. The Ohio mill was sold on September 10, 1984. On May 7, 1987 the Registrant acquired all of the outstanding capital stock of Ecusta Corporation ("Ecusta") with a paper mill located in Pisgah Forest, North Carolina and other operations in North Dakota, Canada and Australia. Ecusta was merged into and became a division of the Registrant on June 30, 1987. On January 2, 1998 the Registrant acquired S&H Papier-Holding GmbH ("S&H") with operations in Germany, France, the Philippines and the United States.

                   The Registrant has three paper mills located in the United
States: Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin. The Registrant also has a paper mill in Gernsbach, Germany and a 50% controlling ownership interest in a paper mill in Odet, France. The Registrant manufactures engineered papers and specialized printing papers.

                   The Registrant's engineered papers are used in the manufacture of a variety of products, including tea bags, cigarette tipping and plug wrap papers, metalized beverage labels, decorative laminates, food product casings, stencil papers, photo-glossy ink jet papers, greeting cards, medical dressings, highway signs and striping, billboard graphics, decorative shopping bags, playing cards, postage stamps, filters, labels and surgical gowns. Sales of these papers are generally made directly to the converter of the paper. Engineered papers are manufactured in each of the Registrant's mills.

                   Most of the Registrant's specialized printing paper products are directed at the uncoated free-sheet portion of the industry. The Registrant's specialized printing paper products are used principally for the printing of case bound and quality paperback books, commercial and financial printing and envelope converting. Specialized printing papers are manufactured in each of the Registrant's mills.

                   In 1998, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to financial printers and converters generally were made directly. During both 1996 and

1997, the Registrant's wholesale paper merchant, Central National-Gottesman Inc. ("CNGI") (which buys paper through its division, Lindenmeyr Book Publishing) accounted for 12% of the Registrant's net sales. Net sales to CNGI were less than 10% of the Registrant's net sales during 1998 as S&H did not sell any products to CNGI.

                   A significant portion of the Pisgah Forest mill's sales and a modest portion of the sales from the Gernsbach and Odet mills are made to a limited number of major tobacco companies. The current legal and regulatory pressures on the tobacco industry in the United States could have an adverse effect on the future tobacco paper sales and profitability of these mills. The Registrant continues its efforts to remain cost competitive within this market and will attempt to replace any lost sales and profitability with sales of lightweight specialty printing papers and cost reductions.

                   Set forth below is the amount (in thousands) and percentage of net sales contributed by each of the Registrant's two classes of similar products during each of the years ended December 31, 1998, 1997 and 1996.

                                   Years Ended December 31,


                      1998                               1997                       1996
                      ----                               ----                       ----
                 Net Sales*            %            Net Sales         %        Net Sales         %
                 ---------             -            ---------         -        ---------         -

Specialized
Printing
Papers               $351,171          50%              $354,076       62%         $355,328       63%
Engineered
Papers                353,907          50%               212,996       38%          210,756       37%
                     --------          ---              --------       ---          -------       ---
Total                $705,078         100%              $567,072      100%         $566,084      100%

---------------

*              S&H was acquired on January 2, 1998.

               See Note 11 to the Registrant's 1998 consolidated financial statements in Item 8 for certain geographic disclosure.

               The competitiveness of the markets in which the Registrant sells its products varies. The necessity for technical expertise limits the number of competitors for the Registrant's engineered papers, excluding tobacco papers. Competition for tobacco papers currently is keen as a result of excess worldwide capacity along with stagnant growth in worldwide tobacco consumption. There are a number of concerns in the United States manufacturing specialized printing papers and no one company holds a dominant position. Capacity in the uncoated free-sheet industry, which includes uncoated specialized printing papers, is not expected to increase significantly for the next few years.

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

               The principal raw material used at the Spring Grove mill is pulpwood. In 1998, the Registrant acquired approximately 79% of its pulpwood from saw mills and independent logging contractors and 21% from Company-owned timberlands. Hardwood and softwood purchases constituted 53% and 47% of the pulpwood acquired, respectively. Hardwoods are available within a relatively short distance of the Registrant's Spring Grove mill. Softwood is obtained primarily from Maryland, Delaware and Virginia. In order to protect its sources of pulpwood, the Registrant actively promotes conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company, has acquired, and is acquiring, woodlands, particularly softwood growing land, with the objective of having a significant portion of the Registrant's softwood requirement available from Company-owned woodlands.

               The Spring Grove pulp mill converts the pulpwood into wood pulp for use in its papermaking operations. In addition to the pulp it produces, the Spring Grove mill purchases market pulp from others.

               The principal raw material used by the Neenah mill is high-grade recycled wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. Wastepaper prices, although down slightly, were relatively stable throughout 1998. It is anticipated that there will be an adequate supply of wastepaper in the future. During December 1996, the Neenah mill completed a project increasing its capacity to recycle lower quality high grade wastepapers. Although this project did not increase the mill's total de-inking capacity, it has reduced costs.

               The major raw materials used at the Ecusta mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. The current supply of wood pulp and flax straw is sufficient for the present and anticipated future operations at the Ecusta mill. Ecusta receives a majority of its processed flax straw from the Registrant's Canadian operation.

               The principal raw materials used by the Gernsbach and Odet mills are purchased pulp and abaca pulp provided by S&H's Philippine pulpmill. The current supply of such materials is sufficient for the present and anticipated future operations of these mills.

               Wood pulp consumed which was purchased from others comprised approximately 137,000 short tons or 28% of the total 1998 fiber requirements of the Registrant. The average cost of purchased pulp during 1998 decreased slightly from 1997. Although purchased pulp prices have decreased modestly during the first two months of 1999, price increases have been announced for certain pulps effective during the second quarter of 1999. There is no certainty that any or all of these announced price increases will be realized.

               The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. The mill also produces excess electricity which is sold to the local power company under a long-term co-generation contract. These net energy sales were $9,652,000 in 1998. Principal fuel sources used by the Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil, which were used to produce approximately 55%, 37%, 7% and 1%, respectively, of the total energy internally generated at the Spring Grove mill in 1998.

               The Pisgah Forest mill generates all of its steam requirements and a majority of its electric power requirements (60% in 1998) and purchases the remainder of its electric power requirements. Coal was used to produce essentially all of the mill's internally generated energy during 1998.

               During 1998, the Neenah mill began to purchase steam under a twenty year contract from a facility of Minergy Corporation. The facility, which is located adjacent to the

Neenah mill, processes paper mill sludge from the Neenah mill as well as other mills in the Neenah area. During 1998, the Neenah mill purchased 61% of its steam from Minergy Corporation and generated 39% of its steam requirements. The Registrant expects to purchase approximately 80% of its steam requirements from Minergy Corporation during 1999. The Neenah mill generates a portion of its electric power requirements (13% in 1998) and purchases the remainder of its electric power requirements. Gas was used to produce 87% of the mill's internally generated steam during 1998 with fuel oil being used to generate the remainder.

               The Gernsbach and Odet mills both generate all of their own steam requirements. The Gernsbach mill generated approximately 33% of its 1998 electric power requirements and purchased the balance. Gas was used to produce almost all of the mill's internally generated energy during 1998. The Odet mill purchased all of its 1998 electric power requirements.

               At December 31, 1998, the Registrant had 3,833 active full-time employees.

               Hourly employees at the Registrant's U.S. mills are represented by different locals of the United Paperworkers International Union, AFL-CIO (the "Union"). In October 1996 a five-year labor agreement covering approximately 990 employees at the Pisgah Forest mill was ratified. A five-year labor agreement covering approximately 320 employees at the Neenah mill was ratified in August 1997. A five-year labor agreement covering approximately 740 employees in Spring Grove was ratified in January 1998. Under all of these agreements, wages increased by 3% in 1998 and will increase by 3% per year for the duration of the agreements.

               Approximately 775 hourly employees at the Registrant's S&H locations are represented by various unions. The labor agreement covering approximately 570 hourly employees at the Gernsbach mill expired on February 28, 1999. The terms and conditions of the expired agreement remain in effect until a new agreement is negotiated. The Registrant is not directly involved in these negotiations as the agreement is being negotiated by paper industry representatives. This situation is not unusual at the Gernsbach mill and the Registrant does not believe that the lack of an agreement will result in any significant operational interruptions.

ENVIRONMENTAL MATTERS

               The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. For further information with respect to such compliance, reference is made to Item 3 of this report.

               Compliance with government environmental regulations is a matter of high priority to the Registrant. In order to meet environmental requirements, the Registrant has undertaken certain projects. During 1998, the Registrant expended approximately $4,900,000 on environmental capital projects. The Registrant estimates that $11,000,000 and $18,000,000 will be expended for environmental capital projects in 1999 and 2000, respectively. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings have been and will be adversely affected to the extent that selling prices have not been and cannot be increased to offset additional incremental operating costs, including depreciation, resulting from such capital expenditures and to offset additional interest expense on the amounts expended for environmental purposes. Since environmental regulations are not consistent worldwide, the Registrant's ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

               The Registrant, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been in discussions with the Wisconsin Department of Natural Resources ("DNR") and the United States regarding the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago (the "lower Fox River") and the Bay of Green Bay.

               On January 30, 1997, the Registrant and the six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies are required to provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The actual cost to be incurred by the companies for such activities will exceed $10 million. Such costs are expected to be incurred over a four-year period, although the bulk of the amount should be spent by the end of 1999. The Registrant's final allocated portion of such costs is unknown. The State has agreed to act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. The United States Fish and Wildlife Service ("USFWS"), together with the National Oceanic and Atmospheric Administration and two Indian tribes, however, is conducting its own assessment despite the State's status. In general, the parties to the Wisconsin Agreement have agreed to toll all limitations periods and to forbear from litigation during the term of the agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

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

               The EPA has proposed to include the Fox River/Green Bay site on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site and the Wisconsin DNR commenced preparation of the RI/FS.

               On February 26, 1999, the Wisconsin DNR released for public comment a draft RI/FS for the lower Fox River. In the draft RI/FS, Wisconsin DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action ($0) remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that many of the cost estimates in the draft RI/FS will not differ significantly from actual costs. Public comments on the draft RI/FS must be submitted by April 12, 1999. The Registrant intends to submit its comments prior to that deadline. After consideration of public comments, the draft RI/FS may be revised to add to, delete or amend the remedial alternatives.

               The Registrant did not participate in the process of developing the draft RI/FS. Based on current information and advice from its environmental consultants, the Registrant continues to believe that an aggressive effort, as included in certain remedial alternatives in the draft RI/FS, to remove PCB-contaminated sediments, many of which are buried under cleaner material or are otherwise unlikely to move, would be environmentally detrimental and therefore inappropriate.

               The Registrant is currently unable to predict its ultimate costs related to this matter because the Registrant cannot predict which remedy will be selected for the site or its share of the cost of that remedy.

               The Registrant continues to believe it is likely that this matter will result in litigation. The Registrant also believes it will be able to persuade a court that removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB-contaminated sediments is inappropriate, that it would prevail in any resulting litigation, that its share of the cost of any remedy selected would not have a material adverse effect on the Registrant's consolidated financial condition, liquidity and results of operations or that the Registrant's share of such cost would not exceed its available resources.

               The amount and timing of future expenditures for environmental compliance, clean-up, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves including, but not limited to, its share of the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its negotiations with the State and the United States concerning those areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

               The Registrant's current assessment, after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Registrant's consolidated financial condition or liquidity, but could have a material adverse effect on the Registrant's consolidated results of operations in a given year; however, there can be no assurances that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's consolidated financial condition or liquidity will not occur at some future time.

Item 2.        Properties.

               The Registrant's executive offices are located in Spring Grove, Pennsylvania, 11 miles southwest of York. The Registrant's paper mills are located in Spring Grove, Pisgah Forest, North Carolina, Neenah, Wisconsin and Gernsbach, Germany. The Registrant also has a 50% ownership interest in a paper mill in Odet, France.

               The Spring Grove facilities include seven uncoated paper machines with a daily capacity ranging from 12 to 308 tons and an aggregate annual capacity of about 302,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. During 1997, the Spring Grove mill completed its Gravure Coater ("G-Coater") capital project. Although sales from the G-Coater were disappointing during 1998, the Registrant views the G-Coater as an important long-term strategic project which will allow it to expand its more profitable engineered paper product group. The G-Coater, along with Spring Grove's off-line combi-blade coater, gives the Registrant a potential annual production capacity for coated paper of approximately 53,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. The Spring Grove facilities also include a pulpmill, which has a production capacity of approximately 650 tons of bleached pulp per day.

               During the first quarter of 1998, the Registrant completed construction of a precipitated calcium carbonate ("PCC") plant at its Spring Grove mill. This plant reduced the cost of PCC at this mill as well as lowered the need for higher priced raw materials used for increasing the opacity and brightness of certain papers.

               The Pisgah Forest facilities include twelve paper machines, stock preparation equipment, a modified kraft bleached flax pulpmill with thirteen rotary digesters, a PCC plant and a small recycled pulping operation. The annual lightweight paper capacity is approximately 99,000 tons. Nine paper machines are essentially identical while the newer, larger three machines have design variations specific for the products produced. Converting equipment includes winders, calendars, slitters, perforators and printing presses. Due to current high finished tobacco paper goods inventory levels, one of Pisgah Forest's smaller machines ran intermittently during 1998 and is only expected to run during some portions of 1999.

               The Neenah facilities, consisting of a paper manufacturing mill, converting plant and offices, are located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 162,000 tons and a wastepaper de-inking and bleaching plant with an annual capacity of approximately 97,000 tons. The converting plant contains a paper processing area and warehouse space.

               As noted in Item 1, on January 2, 1998, the Registrant acquired S&H, which owns and operates a paper mill in Gernsbach, Germany and has a 50% ownership interest in a paper mill in Odet, France. S&H also has a pulpmill in the Philippines which supplies abaca pulp to its paper mills. In addition, S&H owns and operates facilities in Wisches, France and Summerville, South Carolina.

               The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 34,000 tons. In addition, the Gernsbach facility has the capacity to produce 7,700 tons of metalized papers annually, using a lacquering machine and two metalizers. The base paper used to manufacture the metalized paper is purchased. The Odet facility includes two paper machines with an aggregate annual lightweight capacity of approximately 4,900 tons of finished paper. The Philippine pulpmill has an aggregate annual capacity of approximately 8,200 tons of abaca pulp. Of this amount, approximately 7,900 tons are supplied to the Gernsbach and Odet paper mills, with the remainder being sold to outside parties. The Gernsbach and Odet paper mills obtain approximately 97% of their abaca pulp from the Philippine pulpmill.

               The Glatfelter Pulp Wood Company, a subsidiary of the Registrant, owns and manages approximately 112,000 acres of land, most of which is timberland.

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

               On May 16, 1989, the Pennsylvania Environmental Hearing Board approved and entered an Amended Consent Adjudication between the Registrant and the Pennsylvania Department of Environmental Resources, now known as the Department of Environmental Protection ("DEP"), in connection with the Registrant's permit to discharge effluent into the West Branch of the Codorus Creek. The Amended Consent Adjudication establishes limitations on in-stream color, and requires the Registrant to conduct certain studies and to submit certain reports regarding internal and external measures to control the discharge of color and certain other adverse byproducts of chlorine bleaching to the West Branch of the Codorus Creek. The Pennsylvania DEP continues to review the most recent report, and has raised concerns about whether the Registrant has complied with all aspects of the Amended Consent Adjudication. The Registrant and the Pennsylvania DEP presently are discussing whether to enter into an agreement to install additional wastewater pollution controls which would be expected to reduce levels of color discharged.

               During 1990 and again in 1991, the Pennsylvania DEP proposed to reissue the Registrant's wastewater discharge permit on terms with which the Registrant does not agree. The Pennsylvania DEP issued a new proposed permit on March 4, 1997, which addressed to the Registrant's satisfaction several issues raised in its earlier comments, although the Registrant submitted comments pertaining to certain remaining concerns. The EPA formally objected to this proposed permit, and the Pennsylvania DEP agreed to issue a revised proposed permit which would attempt to address the EPA's objections and the other comments the Pennsylvania DEP had received. The Pennsylvania DEP sent a revised draft permit to the Registrant on December 24, 1997. The Pennsylvania DEP issued a revised draft permit on February 26, 1998, in response to which EPA withdrew its objection. On January 16, 1999, the Pennsylvania DEP published for comment another revised draft permit in which, among other things, the Pennsylvania DEP proposed to establish further requirements for controlling color and dioxin discharge levels through a separately-negotiated consent order. Discussions between the Registrant and the Pennsylvania DEP over whether to enter a consent order and what the consent order would provide are ongoing. Otherwise, the Registrant still objects to certain permit terms, and expects to litigate any terms which remain unacceptable in the final permit. If any other party elects to appeal reissuance of the permit, the Registrant would expect to defend that appeal. The Registrant continues to lawfully operate under its earlier permit, the expiration of which is administratively extended, while this renewal proceeding remains pending.


Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.


Executive Officers of the Registrant.


Executive Officers                 Office                                                    Age
------------------                 ------                                                    ---
G. H. Glatfelter II                President and Chief Executive                              47
                                   Officer (a)
T. C. Norris                       Chairman (b)                                               60
R. P. Newcomer                     Executive Vice President and Chief                         50
                                   Financial Officer (c)
E. J. Gillis                       Vice President - Business                                  51
                                   Development (d)
R. S. Lawrence                     Vice President - General Manager,                          59
                                   Ecusta Division
L. R. Hall                         Vice President - General Manager,                          61
                                   Glatfelter Division (e)
R. L. Miller                       Vice President - International                             52
                                   Business (f)
J. F. Myers                        Vice President - Manufacturing                             60
                                   Technology (g)
C. M. Smith                        Vice President - Finance (h)                               40
R. S. Wood                         Vice President - Administration                            41
                                   and Secretary (i)
J. R. Anke                         Treasurer (j)                                              53
T. D. D'Orazio                     Controller (k)                                             40

               Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date and the restructuring of senior management in the summer of 1998, officers are generally elected at the annual meeting of the Board held immediately after the annual meeting of shareholders.

--------------------

(a) Mr. Glatfelter became President and Chief Executive Officer in June 1998. From September 1995 to June 1998, he was Senior Vice President. Prior to September 1995, he was Vice President - General Manager, Glatfelter Paper Division.

(b)     Prior to June 1998, Mr. Norris was also President and Chief Executive
        Officer.

(c) Mr. Newcomer became Executive Vice President and Chief Financial Officer in June 1998. From May 1997 to June 1998, he was Senior Vice President and Chief Financial Officer. From September 1995 to April 1997, he was Senior Vice President, Treasurer and Chief Financial Officer. From April 1995 to September 1995, he was Vice President, Treasurer and Chief Financial Officer. Prior to April 1995, he was Vice President and Treasurer.

(d) Mr. Gillis became Vice President - Business Development in August 1998, prior to which he was Vice President - Marketing, Glatfelter Paper Division.

(e) Mr. Hall became Vice President - General Manager, Glatfelter Division in August 1998. From November 1995 to August 1998, he was Director of Operations - Glatfelter Division. Prior to November 1995, he was Spring Grove Mill Manager.

(f) Mr. Miller became Vice President - International Business in August 1998. From September 1995 to August 1998, he was Vice President - Administration. From August 1994 to September 1995, he was Director of Planning, Acquisitions and Governmental Affairs. Prior to August 1994, he was Director, Marketing Services.

(g)     Dr. Myers retired on January 1, 1999.

(h) Mr. Smith became Vice President - Finance in August 1998. Prior to August 1998, he was Controller.

(i) Mr. Wood became Vice President - Administration and Secretary in August 1998. From May 1997 to August 1998, he was Secretary and Treasurer. Prior to May 1997, he was Secretary and Assistant Treasurer.

(j) Mr. Anke became Treasurer in September 1998. From June 1997 to September 1998, he was Chief Financial Officer for the Senator John Heinz History Center. From September 1996 to June 1997, he was a consultant to AMSCO International, Inc. From April 1994 to September 1996, he was Vice President and Treasurer of AMSCO International, Inc., where he was responsible for treasury, insurance, retirement plan and international functions and supervised approximately forty employees. Prior to April 1994, he was Secretary and Treasurer of AMSCO International, Inc.

(k) Mr. D'Orazio became Controller in December 1998. Prior to December 1998, he was Assistant Corporate Controller of Mohawk Industries, Inc., where he was responsible for corporate accounting functions and supervised approximately twenty employees.

                                     PART II


Item 5.        Market for the Registrant's Common Stock and Related
               Stockholder Matters.

Common Stock Prices and Dividends Paid Information

The table below shows the high and low prices of the Registrant's common stock on the New York Stock Exchange and the American Stock Exchange (Ticket Symbol "GLT") and the dividends paid per share for each quarter during the past two years. Trading of the Registrant's common stock commenced on the New York Stock Exchange on November 12, 1998.

                            1998                                   1997
               ================================        ==============================

Quarter        High          Low      Dividends        High        Low       Dividends

1st            $18 3/8       $16        $.175          $18 3/8     $16 1/4      $.175
2nd             19 1/8        15 1/8     .175           20          15 3/8       .175
3rd             16 5/8        11 3/16    .175           23 3/8      17 3/8       .175
4th             13 7/16       11 3/8     .175           22 11/16    17           .175

As of December 31, 1998 the Registrant had 3,898 shareholders of record. A number of the shareholders of record are nominees.

Item 6.        Selected Financial Data.

                      Ten-Year Summary of Selected Consolidated Financial Data

                                       Years Ended December 31
                               (in thousands except per share amounts)



                          1998         1997         1996         1995           1994            1993          1992         1991
-------------------    ----------    ---------    ---------    ---------    -------------   ------------   ----------   ----------
Net sales               $705,078     $567,072     $566,084     $623,709     $478,302        $473,509       $540,057     $ 567,764
Income (loss)
 before accounting
 changes                  36,133(a)    45,284       60,399       65,828     (118,251)(b)      20,409(d)      56,544        76,049
Basic earnings
 (loss) per share
 before accounting
 changes                     .86(a)      1.07         1.41         1.50        (2.67)(b)         .46(d)        1.28          1.68
Diluted earnings
 (loss) per share
 before accounting
 changes                     .86(a)      1.07         1.41         1.49        (2.67)(b)         .46(d)        1.27          1.67
Total assets             990,738      937,583      715,310      673,107      650,810(c)      842,087(e)     648,464       630,115
Debt                     356,459      348,665      150,000      150,000      174,100         150,000         10,100         __
Cash dividends
 declared per
 common share          $     .70     $    .70     $    .70     $    .70     $    .70        $    .70       $    .70     $     .60
-------------------    ----------    ---------    ---------    ---------    -------------   ------------   ----------   ----------

-------------------    ----------    ---------    ---------    ---------    -------------   ------------   ----------   ----------

                       1990       1989
-------------------  ---------  ---------
Net sales            $625,429    $598,777
Income (loss)
 before accounting
 changes               88,332      92,864
Basic earnings
 (loss) per share
 before accounting
 changes                 1.90        1.94
Diluted earnings
 (loss) per share
 before accounting
 changes                 1.88        1.93
Total assets          598,842     550,105
Debt                    __          1,100
Cash dividends
 declared per
 common share        $   .575   $     .50
-------------------  ---------  ---------

-------------------  ---------  ---------

(a) After impact of an after-tax charge for voluntary early retirement enhancement program (unusual item) of $5,988,000.

(b) After impact of an after-tax charge for a writedown of impaired assets (unusual items) of $127,981,000.

(c) After impact of writedown of impaired assets (unusual items) of $208,949,000.

(d) After impact of an after-tax charge for rightsizing and restructuring (unusual items) of $8,430,000 and the effect of an increased federal corporate income tax rate of $3,587,000.

(e) Includes an increase of $61,062,000 for the adoption of Statement of Financial Accounting Standards No. 109.

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.

OVERVIEW

The Company classifies its sales into two product groups: 1) engineered papers (including tobacco papers); and 2) specialized printing papers. The Glatfelter Division, which includes the Spring Grove, Pennsylvania and Neenah, Wisconsin paper mills, produces both specialized printing and engineered papers. The Ecusta Division is comprised of the Pisgah Forest, North Carolina paper mill (hereinafter referred to as "Ecusta"). Schoeller & Hoesch ("S&H") includes the Gernsbach, Germany paper mill and a 50% controlling ownership interest in a paper mill in Odet, France. Both Ecusta and S&H produce specialized printing papers and engineered papers (including tobacco papers). S&H was acquired on January 2, 1998.

Excluding tobacco papers, demand for most of the Company's engineered papers remained relatively strong during 1998 and pricing for such products remained relatively stable. However, the Company did experience some market-related downtime at its S&H locations in the fourth quarter of 1998 related to its engineered papers, including its long fiber papers. As a result of this weakening of demand, average selling prices for these papers decreased slightly during the fourth quarter. Current backlog levels are strong for the Company's other engineered papers.

Demand for the Company's tobacco papers was very weak during 1998. Increased tobacco paper capacity in China, along with stagnant growth in worldwide tobacco product consumption has resulted in excess tobacco paper capacity over current levels of demand. The Company incurred tobacco paper market-related downtime at both Ecusta and S&H during the year. Competition for limited tobacco paper orders has resulted in decreases in selling prices to the Company's multinational tobacco paper customers as well as to other regional and governmental purchasers of tobacco papers. The outlook for tobacco papers continues to be unfavorable. Recent financial settlements agreed to by the U.S. cigarette producers with state attorneys general have led to increased selling prices for tobacco products in the United States and, in turn, decreased demand for tobacco papers. The Company continues its efforts to remain cost-competitive within this market and will attempt to offset any lost sales and profitability with sales of specialized printing papers and cost reductions.

Most of the Company's specialized printing paper products are directed at the uncoated free sheet portion of the industry. Demand for these papers was fairly weak during 1998, resulting in market-related downtime at the Company's Spring Grove and Ecusta mills. Weak demand and low order backlogs also resulted in inefficient scheduling of the Company's production equipment which, with the exception of the Neenah mill, resulted in reduced production levels compared to 1997. Pricing for the Company's printing paper products was unfavorably impacted by the weak demand as the Company competed for limited orders. On average, pricing for the Company's printing paper products was higher in 1998 than in 1997 due to changes in product mix; however, the average selling price for such products during the fourth quarter of 1998 was significantly lower than the average selling price during the fourth quarter of 1997. The current outlook for the demand and pricing of the Company's printing paper products is unclear. Selling price increases have recently been announced in some of the commodity printing paper markets in which the Company competes. The Company has announced selling price increases for some of its papers but it is uncertain as to whether such increases will be realized.

The paper industry entered 1999 during a continued period of market uncertainty. The relatively weak market for pulp, the primary raw material used in the production of paper, coupled with ongoing financial difficulties in Southeast Asia and other parts of the world, provide a climate in which it continues to be difficult to predict the future direction of the U. S. and international paper markets.

The Company's orientation toward engineered papers should help mitigate the potential negative impact of any further downturn in the international and U. S. paper markets. The Company's Spring Grove mill's gravure coater ("G-Coater") had its first full year of operation in 1998. Sales from the G-Coater were disappointing during 1998; however, the Company has reorganized its new product development department to expedite the development of these engineered papers. Such papers typically have higher profit margins than the Company's other products. Demand and pricing for engineered papers have historically not fluctuated to the same extent as commodity papers.

ACQUISITION OF SCHOELLER & HOESCH

On January 2, 1998, the Company acquired S&H which owns and operates a paper mill in Gernsbach, Germany and has a 50% controlling ownership interest in a paper mill in Odet, France. S&H also has a pulpmill in the Philippines which supplies abaca pulp to S&H's paper mills. In addition, it owns and operates other facilities in Wisches, France and Summerville, South Carolina. S&H primarily manufactures engineered papers and has the leading position in the world tea bag paper market. It also manufactures other engineered papers including tobacco, metalized, stencil, filter and casing papers, as well as some specialized printing papers.

The acquisition of S&H represents a significant step in the Company's long-term strategic plan, which emphasizes growth in engineered paper markets. It provides the Company with a strong business position in the world tea bag paper market and a presence in other long fiber markets, such as stencil, filter and casing papers. It also strengthens the Company's tobacco papers business by providing a manufacturing presence in Europe and a significant share of the European tobacco papers market, plus the ability to manufacture and market ultraporous plug wrap, a growing segment of the world tobacco papers market.

1998 COMPARED TO 1997

Net sales in 1998 increased $138,006,000, or 24.3%, compared to 1997. Net sales volume and average selling prices decreased at the Company's Glatfelter and Ecusta divisions. The resulting decrease in net sales at these divisions was more than offset by the net sales of S&H.

Sales of engineered papers (including tobacco papers) increased by 65.7% in 1998 versus 1997. This increase is due to the inclusion of S&H in 1998's results. Overall, the sales volume of engineered papers increased by 34.6%. The average net selling price per ton for the Company's engineered papers increased significantly due to a shift in product mix. S&H produces and sells lightweight papers and, as a result, has higher average net selling prices per ton than those of the Glatfelter and Ecusta divisions. The average net selling price per ton of tobacco papers decreased in 1998 versus 1997. Overall, tobacco paper sales volume increased due to the inclusion of S&H's results in 1998.

Specialized printing paper sales were down less than 1% in 1998 versus 1997. This decrease was due to lower printing paper sales volume. Average net selling prices per ton increased slightly. This increase was entirely due to a change in product mix. Average selling prices per ton for non-S&H printing papers decreased slightly in 1998 compared to 1997.

Profit from operations before the unusual item, interest income and expense and taxes was $88,599,000 in 1998 compared to $84,492,000 in 1997. This increase was due to the incremental operating results of S&H which more than offset decreases in profit from operations before the unusual item, interest income and expense and taxes at the Glatfelter and Ecusta divisions. The decreases at the Glatfelter and Ecusta divisions were the result of a decrease in net sales, offset somewhat by a decrease in cost of products sold and selling, general and administrative expenses. The decrease in net sales at these two divisions in 1998 as compared to 1997 was primarily due to reduced sales volumes, exacerbated somewhat by a decrease in average selling price per ton.

The cost of products sold for the Glatfelter and Ecusta divisions decreased due to a decrease in sales volume and lower costs for certain raw materials in 1998 compared to 1997. Raw material costs had a slightly favorable effect on the Company's relative performance in 1998 compared to 1997 as cost per ton for the Company's principal raw materials, market pulp and wastepaper, decreased in 1998 versus 1997. The Company also benefited in 1998 from cost savings achieved through the start-up of the Spring Grove mill's precipitated calcium carbonate ("PCC") plant. This plant reduced the cost of PCC at this mill as well as lowered the need for higher priced raw materials used for increasing the opacity and brightness of certain papers.

The cost of sales per unit decreased at the Glatfelter Division in 1998 versus 1997 due primarily to lower raw material costs. The cost of sales per unit at the Ecusta Division increased in 1998 as compared to 1997. This increase was mainly due to the amount of market-related downtime taken at the Ecusta Division and the resulting absorption of fixed costs over fewer units produced.

Selling, general and administrative expenses increased by $14,990,000. This increase was due to the selling, general and administrative expenses related to S&H, offset somewhat by a decrease in such expenses at the Glatfelter and Ecusta divisions. S&H has higher selling, general and administrative expenses as a percentage of sales primarily as a result of higher selling costs incurred in delivering product to its customers. Selling, general and administrative expenses for the Company were 7.3% and 6.5% of net sales for 1998 and 1997, respectively.

Interest on investments and other - net decreased from $7,785,000 in 1997 to $1,956,000 in 1998. This decrease is primarily a result of a decrease in investment income in 1998 compared to 1997. In 1997, the proceeds from the issuance of $150,000,000 of Step-Down Preferred Stock by a subsidiary, GWS Valuch, Inc., were placed in trust and invested in interest-bearing marketable securities, resulting in a significant increase in interest income. This transaction is described in detail in Note 6 to the Company's 1998 consolidated financial statements in Item 8.

Gain from property dispositions, etc. - net decreased from $3,166,000 in 1997 to $1,019,000 in 1998. During the second quarter of 1997, the Company completed the sale of a parcel of recreational property near its Ecusta mill resulting in a pre-tax gain of approximately $2,200,000. No property sales of this magnitude are included in the 1998 results.

Interest on debt was $22,007,000 in 1998 compared to $18,700,000 in 1997. The primary reason for this increase was the Company's higher net borrowing level during the first quarter of 1998 as compared to the first quarter of 1997, in part due to the borrowings of approximately $150,000,000 under the Revolving Credit Facility to finance the acquisition of S&H. The Company repaid its $150,000,000 principal amount of its 57/8% Notes on March 1, 1998.

UNUSUAL ITEM

During 1998, the Company recognized a pre-tax charge of $9,816,000 related primarily to the accrual of pension and medical benefits for certain salaried and hourly employees of the Ecusta Division and certain salaried employees of the Glatfelter Division who elected to participate in a voluntary early retirement enhancement program. The pre-tax charge also included the cost of termination of several Glatfelter Division salaried employees which was necessary to achieve the Company's cost-savings goals. The total after-tax effect of the unusual item for the year was $5,988,000, or $.14 per share.

The intent of these programs is to generate annual payroll and benefits cost savings through a reduction in the size of the Company's workforce. The Company's restructuring resulted in the elimination of approximately 160 salaried and hourly positions with associated annual pre-tax cost savings of approximately $8,400,000. Most of the savings will begin to be realized during the first quarter of 1999.

1997 COMPARED TO 1996

Net sales in 1997 increased $988,000, or 0.2%, compared to 1996. Each of the Company's operating facilities achieved increased sales volume which was offset by lower average net selling prices.

Engineered paper sales remained relatively flat in 1997 as compared to the prior year, increasing by 1.1%. Tobacco paper sales volume increased by 1.3%, as an increase in international tobacco paper sales volume of 19.6% more than offset a decrease in domestic tobacco paper sales volume of 11.1%. The average net selling prices for tobacco papers decreased slightly as increases in the average net selling price for domestic tobacco papers were more than offset by a decrease in the average net selling prices of international tobacco papers. International tobacco paper prices were negatively impacted by the strengthening of the U. S. dollar versus most foreign currencies. International tobacco paper prices also decreased in part due to the acceptance of lower-priced, less-profitable business to fill machine capacity. Volume increased due to productivity increases, but was offset to a large extent by downtime taken at Ecusta for market-related reasons, as well as for maintenance and equipment improvements. Average net selling prices for engineered papers (excluding tobacco papers) remained virtually unchanged during the year as compared to 1996 and volume increased marginally in 1997 over 1996.

Specialized printing paper sales also remained relatively flat in 1997 compared to 1996. An increase in sales volume of 7.0% was offset by a decrease in average net selling prices of 6.9%. The increase in sales volume was principally due to an increase in demand for the Company's products. Despite the increase in demand for the Company's specialized printing papers, pricing for such papers remained under adverse market pressure.

Profit from operations before interest income and expense and taxes was $84,492,000 in 1997 compared to $105,639,000 in 1996. This decrease was the result of a decrease in average net selling prices, a weakening in the product sales mix to less profitable products and an increase in the Company's cost of products sold. The cost of products sold increased due to the increased sales volume; however, the cost of sales per unit did not change significantly. Raw material prices did not significantly affect the Company's relative performance in 1997 compared to 1996 as per ton costs for the Company's principal raw materials, market pulp and wastepaper, did not change significantly. In addition, the Company's fixed costs were spread among a greater number of tons in 1997, lowering the cost of sales per unit. The mix of products sold weakened in 1997 versus 1996, particularly at Ecusta. Ecusta sold a higher amount of lower-priced, lower-margin tobacco papers to international customers as well as specialized printing papers. Gross margin per ton decreased by 22.2% in 1997, a direct result of the change in product mix and lower average net selling prices for certain of the Company's products noted above.

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

Interest on debt increased by $9,392,000 and net income from investments and other increased by $6,211,000. This was primarily a result of various financing transactions entered into by the Company during 1997 as detailed in Note 6 to the Company's 1998 consolidated financial statements in Item 8.

FINANCIAL CONDITION

LIQUIDITY

During 1998, the Company's cash and cash equivalents decreased by $16,012,000. This decrease in cash and cash equivalents was principally due to net cash paid for S&H of $147,491,000, which exceeded the incremental 1998 borrowings of $101,500,000 made to complete the S&H acquisition. Other significant sources of cash during 1998 included cash provided from operations of $100,417,000 and the net sale of investments of $158,475,000. A majority of the proceeds from the sale of investments was used to pay in full $150,000,000 principal amount of the Company's 57/8% Notes along with related interest due. Other significant uses of cash include additions to property, plant and equipment of $40,531,000 and dividend payments of $29,436,000.

The Company expects to meet all its near-term cash needs from a combination of internally generated funds, cash, cash equivalents and its existing Revolving Credit Facility or other bank lines of credit. The Company is subject to certain financial covenants under the Revolving Credit Facility. The Company is in compliance with all such covenants.

INTEREST RATE RISK

The Company uses its Revolving Credit Facility and Notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Company to interest rate risk resulting from changes in the DM LIBOR. The Company uses off-balance sheet interest rate swap agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Revolving Credit Facility and Notes as of December 31, 1998. For interest rate swaps, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. The following table should be read in conjunction with Notes 6 and 7 to the consolidated financial statements (dollar amounts in thousands) in Item 8.

                                                              Year of Maturity                               Total
                                  ----------------------------------------------------------------------     Due at    Fair Value at
                                   1999        2000         2001        2002        2003      Thereafter    Maturity     12/31/98
                                  -------    --------     --------    ---------    -------    ----------    ---------  -------------
Debt:
  Fixed rate                      $ 2,088    $  1,791     $  1,791    $   1,595    $ 1,401    $ 152,037     $ 160,703    $ 159,890
  Average interest rate              6.84%       6.85%        6.85%        6.86%      6.87%        6.87%
  Variable rate                   $    --    $     --     $     --    $ 166,766    $    --    $      --     $ 166,766    $ 166,766
  Average interest rate              3.79%       3.57%        3.31%        3.31%        --           --
Interest rate swap agreements:
  Variable to fixed swaps         $ 3,839    $ 36,253     $ 31,441    $  59,773    $    --    $      --     $ 131,306    $  (1,549)
  Average pay rate                   4.39%       4.09%        3.84%        3.42%        --           --
  Average receive rate               3.43%       3.35%        3.25%        3.25%        --           --

CAPITAL RESOURCES

During 1998, the Company expended $40,531,000 on capital projects. Most of these expenditures were for maintenance-related projects; however, those expenditures included spending related to the completion of the G-Coater (approximately $2,400,000 in 1998) and the precipitated calcium carbonate plant (approximately $2,700,000 in 1998), both at the Spring Grove mill. The Company also expended funds related to the rebuild of one of S&H's paper machines, enhancing its ability to produce engineered papers. The total cost of this project is expected to be $6,200,000. Of this amount, approximately $3,400,000 was spent during 1998 and approximately $2,800,000 is expected to be expended in 1999. The Company estimates a total of approximately $37,400,000 will be spent on capital projects during 1999.

ENVIRONMENTAL MATTERS

The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as its disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. During 1998, 1997 and 1996, the Company incurred approximately $17,700,000, $14,800,000 and $15,200,000, respectively, in operating costs related to complying with environmental laws and regulations. The Company anticipates that environmental regulation of the Company's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Company continues to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances in the lower Fox River, on which the Company's Neenah mill is located. The cost of such damages and response costs is presently unknown but could be substantial and perhaps exceed the Company's available resources as discussed in Note 10 to the Company's consolidated financial statements. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Company's consolidated financial condition or liquidity, but could have a material adverse effect on the Company's consolidated results of operations in a given year; however, there can be no assurance that the Company's reserves will be adequate or that a material adverse effect on the Company's consolidated financial condition or liquidity will not occur at some future time.

YEAR 2000

The Company continues to make progress and, with the exception of some isolated systems at its Neenah mill, is on schedule in its efforts to achieve Year 2000 compliance for its critical systems by the end of the first quarter of 1999. The Company expects to achieve Year 2000 compliance on its non-critical systems by the end of the second quarter of 1999.

The Company has information technology systems and noninformation technology systems. The Company's information technology systems include both internally and externally developed business systems. Nearly all of the Company's business systems have been developed internally. Non-information technology systems include computer process control equipment as well as embedded technology, such as micro-controllers, which are critical to the operation of production equipment and facilities.

The Company's three-phase approach to achieve its internal Year 2000 compliance includes an inventory phase, an assessment phase and a modifications and testing phase. The Company has completed the inventory phase for all of its information technology and non-information technology systems. The Company has also completed a significant portion of both the assessment phase and modifications and testing phase for all of its systems. The remaining system assessments, modifications and related testing are expected to be completed by the end of the first quarter of 1999 with the exception of a small number of non-critical systems which should be completed by the end of the second quarter of 1999. In addition, the assessment, modification and testing of some isolated critical systems at the Neenah mill will not occur until the third quarter of 1999. This delay is due to the desire to coincide any machine downtime required to meet Year 2000 compliance with planned maintenance downtime to minimize disruption to the operation of the mill.

The Company has used internal information technology personnel almost exclusively to inventory, assess, modify and test existing systems and has primarily incurred only normal wage, benefit and related costs for its normal complement of information technology personnel. The Company expensed approximately $634,000 and $125,000 during 1998 and 1997, respectively, in such costs supporting its Year 2000 compliance efforts. The Company estimates it will incur $700,000 for these internal costs during 1999 to complete its Year 2000 efforts.

The Company's use of its own information technology personnel to make its systems Year 2000 compliant has and will continue to delay some other strategic information systems development and implementation which would have otherwise benefited the Company in various ways and to various extents. The Company does not believe that it will be at a competitive disadvantage as a result of these delays.

To date, the Company has made minor capital expenditures to replace certain systems or equipment which were not Year 2000 compliant. The Company estimates that between $500,000 and $1,000,000 in capital related costs will be incurred by the end of the first quarter of 1999 to achieve Year 2000 compliance of its information and non-information technology systems.

The Company relies significantly on selected key vendors of raw materials, energy, telecommunications and other vital services. The Company also generates significant revenues from various key customers. The Company continues its efforts in addressing Year 2000 compliance by key third parties by making inquiries to all such third parties and assessing the responses received. Inquiries have been sent to all identified key third parties. To date, no significant issues have been discovered. The Company hopes to have received and assessed all responses by the end of the first quarter of 1999.

Should the Company's assessment of the responses or non-responses to its inquiries of key third parties indicate that unacceptable risks exist, or should the risk of inaccuracies of such responses be too great, the Company will develop and implement contingency plans to minimize the impact on its operations. The Company intends to have any such plans in place by the end of the third quarter of 1999.

Despite such contingency plans, it is reasonably possible that, in the worst case, some of the Company's key vendors or customers could experience operational interruptions as a result of non-compliance of their systems. As a result, the Company may be forced to interrupt the operation of one or more of its mills or be required to increase its costs or decrease its selling prices to remain operational. In such an event, the Company's business and results of operations could be materially adversely affected.

FORWARD-LOOKING STATEMENTS

Any statements set forth in this annual report or otherwise made in writing or orally by the Company with regard to its expectations as to industry conditions, demand for or pricing of its products, its financial results and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company hereby identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) variations in demand for its products;
(ii) changes in the cost or availability of raw materials used by the Company, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Company's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state or federal legislation or changes in government policy or regulation; (viii) adverse results in litigation; (ix) fluctuations in currency exchange rates; (x) failure of third parties which are material to the Company to become Year 2000 compliant thereby interrupting their and the Company's business operations; and (xi) disruptions in production and/or increased costs due to labor disputes.

Item 7A.       Quantitative and Qualitative Disclosures About Market
               Risk.

               See the discussion under the heading "Interest Rate Risk" in Item 7 as well as Notes 6 and 7 to the Registrant's consolidated financial statements in Item 8.

Item 8.        Financial Statements and Supplementary Data.

CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
P.H. GLATFELTER COMPANY AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

(in thousands except per share amounts)                    1998          1997         1996
--------------------------------------------------------------------------------------------
NET SALES                                               $ 705,078     $ 567,072     $566,084

OTHER INCOME:

  Energy sales -- net (Note 1(j))                           9,652         9,189        8,559
  Interest on investments and other -- net (Note 6)         1,956         7,785        1,574
  Gain from property dispositions, etc. -- net              1,019         3,166          977
                                                        ---------     ---------     --------
    Total                                                 717,705       587,212      577,194
                                                        ---------     ---------     --------
COSTS AND EXPENSES:

  Cost of products sold                                   575,351       458,126      434,491
  Selling, general and administrative expenses             51,799        36,809       35,490
  Interest on debt (Notes 6 and 7)                         22,007        18,700        9,308
  Unusual item (Note 3)                                     9,816            --           --
                                                        ---------     ---------     --------
    Total costs and expenses                              658,973       513,635      479,289
                                                        ---------     ---------     --------
INCOME BEFORE INCOME TAXES                                 58,732        73,577       97,905
                                                        ---------     ---------     --------
INCOME TAX PROVISION (Note 5):

  Current                                                  14,488        25,453       20,604
  Deferred                                                  8,111         2,840       16,902
                                                        ---------     ---------     --------
    Total                                                  22,599        28,293       37,506
                                                        ---------     ---------     --------
NET INCOME                                              $  36,133     $  45,284     $ 60,399
                                                        =========     =========     ========
BASIC AND DILUTED EARNINGS PER SHARE (Notes 4 and 8)    $     .86     $    1.07     $   1.41

COMPREHENSIVE INCOME, NET OF TAX:
NET INCOME                                              $  36,133     $  45,284     $ 60,399
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS (Note 1(n))         (553)         (651)         179
                                                        ---------     ---------     --------
COMPREHENSIVE INCOME                                    $  35,580     $  44,633     $ 60,578
                                                        =========     =========     ========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
P.H. GLATFELTER COMPANY AND SUBSIDIARIES
DECEMBER 31, 1998 AND 1997

(in thousands except share information)                   1998          1997
--------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents (Notes 1(b) and 2)          $  50,907     $  66,919
  Marketable securities (Notes 1(e) and 6)                     --       155,174
  Accounts receivable (less allowance for doubtful
    accounts: 1998, $1,532; 1997, $1,973)                  70,076        50,187
  Inventories (Note 1(c))                                 117,852       101,232
  Prepaid expenses and other current assets                 3,073         2,967
                                                        ---------     ---------
    Total current assets                                  241,908       376,479

PLANT, EQUIPMENT AND TIMBERLANDS -- NET
    (Notes 1(d) and 10)                                   628,156       475,189

OTHER ASSETS (Notes 1(e) and 9)                           120,674        85,915
                                                        ---------     ---------
    Total assets                                        $ 990,738     $ 937,583
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 6)            $   2,088     $ 150,000
  Short-term debt (Note 2)                                 28,990        48,665
  Accounts payable                                         34,293        37,276
  Dividends payable                                         7,365         7,390
  Income taxes payable                                      8,189         5,106
  Accrued compensation and other expenses
    and deferred income taxes                              45,951        41,506
                                                        ---------     ---------
    Total current liabilities                             126,876       289,943

LONG-TERM DEBT (Note 6)                                   325,381       150,000
DEFERRED INCOME TAXES (Notes 1(f) and 5)                  123,321       101,995
OTHER LONG-TERM LIABILITIES (Notes 1(k), 2, 8 and 9)       71,231        56,287
                                                        ---------     ---------
    Total liabilities                                     646,809       598,225
                                                        ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY (Note 8):
  Common stock, $.01 par value;
    authorized -- 120,000,000 shares; issued
    (including shares in treasury: 1998, 12,276,744;
    1997, 12,212,372) -- 54,361,980 shares                    544           544
  Capital in excess of par value                           42,612        42,623
  Retained earnings                                       484,793       478,073
  Accumulated other comprehensive income                   (1,611)       (1,058)
                                                        ---------     ---------
    Total                                                 526,338       520,182
  Less cost of common stock in treasury                  (182,409)     (180,824)
                                                        ---------     ---------
    Total shareholders' equity                            343,929       339,358
                                                        ---------     ---------
      Total liabilities and shareholders' equity        $ 990,738     $ 937,583
                                                        =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
P.H. GLATFELTER COMPANY AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                             Accumulated
                                             Common                  Capital in                  Other                     Total
                                             Shares       Common     Excess of    Retained   Comprehensive  Treasury   Shareholders'
(in thousands except shares outstanding)    Outstanding   Stock     Par Value     Earnings       Income       Stock        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 1996                    43,435,312    $ 544     $ 40,921      $ 431,762     $  (586)    $ (157,821)   $ 314,820

Net income                                                            60,399                                                 60,399

Foreign currency translation
adjustments                                                                                        179                          179

Cash dividends declared                                                            (29,824)                                 (29,824)

Delivery of treasury shares:

Restricted stock awards                         72,193                  223                                     1,054         1,277

Employee stock purchase
and 401(k) plans                               151,265                  447                                     2,207         2,654

Employee stock options
exercised -- net                                12,131                   10                                       176           186

Purchase of stock for treasury              (1,131,073)                                                       (19,068)      (19,068)
                                            ----------      ---      ------        -------        ---        --------       -------


Balance, December 31, 1996                  42,539,828      544      41,601        462,337        (407)      (173,452)      330,623

Net income                                                                          45,284                                   45,284

Foreign currency translation
adjustments                                                                                       (651)                        (651)

Cash dividends declared                                                            (29,548)                                 (29,548)

Delivery of treasury shares:

Restricted stock awards                         13,350                  217                                       196           413

Employee stock purchase
and 401(k) plans                               150,940                  545                                     2,219         2,764

Employee stock options
exercised -- net                               103,690                  260                                     1,517         1,777

Purchase of stock for treasury                (658,200)                                                       (11,304)      (11,304)
                                            ----------      ---      ------        -------      -------      --------       -------


Balance, December 31, 1997                  42,149,608      544      42,623        478,073       (1,058)      (180,824)     339,358

Net income                                                                          36,133                                   36,133

Foreign currency translation
adjustments                                                                                        (553)                       (553)

Cash dividends declared                                                            (29,413)                                 (29,413)

Delivery of treasury shares:

Employee stock purchase
and 401(k) plans                               182,528                  (13)                                     2,713        2,700

Employee stock options
exercised -- net                                 3,100                    2                                         46           48

Purchase of stock for treasury                (250,000)                                                         (4,344)      (4,344)
                                            ----------      ---      ------        -------      -------       --------       -------


Balance, December 31, 1998                  42,085,236     $544     $42,612       $484,793      $(1,611)     $(182,409)    $343,929
                                            ==========     ====     =======       ========      =======      =========     ========


The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


(in thousands)                                                     1998         1997         1996
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net income                                                    $  36,133    $  45,284    $  60,399

Items included in net income not using (providing) cash:

Depreciation, depletion and amortization                         47,738       35,796       33,570

Loss (gain) on disposition of fixed assets                          481       (2,121)         169

Expense related to employee stock purchase and 401(k) plans       1,652        1,270        1,224

Changes in assets and liabilities:

Accounts receivable                                               8,703         (484)       2,349

Inventories                                                      16,437           (1)     (14,153)

Other assets and prepaid expenses                                (2,328)     (12,309)     (14,885)

Accounts payable, accrued compensation and other expenses,
deferred income taxes and other long-term liabilities            (8,272)      14,111        3,555

Income taxes payable                                             (4,341)         801        4,070

Deferred income taxes -- noncurrent                               4,214        2,856       18,457
                                                               --------     --------     --------

Net cash provided by operating activities                       100,417       85,203       94,755
                                                               --------     --------     --------


Cash flows from investing activities:

Sale (purchase) or maturity of investments -- net               158,475     (154,363)       1,153

Proceeds from disposal of fixed assets                              319        3,749          102

Additions to plant, equipment and timberlands                   (40,531)     (60,503)     (35,644)

Acquisition of S&H -- net of cash acquired                     (147,491)          --           --
                                                               --------     --------     --------


Net cash used in investing activities                           (29,228)    (211,117)     (34,389)
                                                               --------     --------     --------


Cash flows from financing activities:

Proceeds from long-term debt issuance                                --      150,000           --

Net borrowing of short-term debt                                 11,078           --           --

Net payment of other long-term debt                             (16,669)          --           --

Repayment of 57/8% Notes                                       (150,000)          --           --

Acquisition-related borrowings                                  101,500       48,665           --

Dividends paid                                                  (29,436)     (29,601)     (29,977)

Purchases of common stock                                        (4,344)     (11,304)     (19,068)

Proceeds from issuance of common stock under employee stock
purchase plans and key employee long-term incentive plan          1,088        3,271        1,617

                                                               --------     --------     --------

Net cash provided by (used in) financing activities             (86,783)     161,031      (47,428)

                                                               --------     --------     --------

Effect of exchange rate changes on cash                            (418)          --           --

Net increase (decrease) in cash and cash equivalents            (16,012)      35,117       12,938


Cash and cash equivalents:

At beginning of year                                             66,919       31,802       18,864

                                                               --------     --------     --------

At end of year                                                $  50,907    $  66,919    $  31,802
                                                               --------     --------     --------

Supplemental disclosure of cash flow information:

Cash paid for:

Interest                                                      $  22,722    $  14,293    $   9,684

Income taxes                                                     19,573       24,650       20,480


The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
P.H. GLATFELTER COMPANY AND SUBSIDIARIES
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION

P. H. Glatfelter Company and subsidiaries are manufacturers of engineered papers and specialized printing papers. Headquartered in Spring Grove, Pennsylvania, the Company's paper mills are located in Spring Grove, Neenah, Wisconsin, Pisgah Forest, North Carolina and Gernsbach, Germany. The Company also has a 50% controlling ownership interest in a paper mill in Odet, France. The Company's products are marketed in most parts of the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or directly to customers. The accounts of the Company, and those of its significant majority-owned or controlled subsidiaries, are included in the consolidated financial statements. All inter-company transactions have been eliminated. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1998.

On January 2, 1998, the Company acquired S&H Papier - Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group. The results of S&H, a German company, are included in the consolidated financial statements for the year ended December 31, 1998 from the date of acquisition. See Note 2 for further discussion of the acquisition, including disclosure of pro forma information.

(b) CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments with effective maturities at date of purchase of three months or less to be cash equivalents.

(c) INVENTORIES

Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories of the Company's domestic operations are valued using the last-in, first out (LIFO) method, and the supplies inventory is valued principally using the average cost method. Certain of the Company's inventories are valued using a method which approximates average cost. Inventories at December 31 are summarized as follows:

                             1998        1997
                           --------    --------
                              (in thousands)
Raw materials              $ 37,559    $ 35,980

In-process and finished      49,901      31,724

Supplies                     30,392      33,528
                           --------    --------
Total                      $117,852    $101,232
                           ========    ========

As of December 31, 1998, S&H had approximately $35,800,000 of inventories. If the Company had valued all inventories using the average cost method, inventories would have been $4,143,000 and $2,839,000 higher than reported at December 31, 1998 and 1997, respectively. During 1998, the Company liquidated certain LIFO inventories. The effect of the liquidation did not have a significant impact on net income.

At December 31, 1998 and 1997, the recorded value of the above inventories exceeded inventories for income tax purposes by approximately $22,100,000 and $20,700,000, respectively.

(d) PLANT, EQUIPMENT AND TIMBERLANDS

Depreciation is computed for financial reporting using the straight-line method over the estimated useful lives of the respective assets and for income taxes principally using accelerated methods over lives established by statute or Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference. See Notes 1(f) and 5.

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

Plant, equipment and timberlands accounts, as of December 31, are summarized as follows:

                                     1998           1997
                                 -----------     ---------
                                       (in thousands)
Land and buildings               $   148,079     $ 116,186
Machinery and equipment            1,071,469       916,063
Other                                 36,562        29,553
Less accumulated depreciation       (657,581)     (617,576)
                                 -----------     ---------
Total                                598,529       444,226
Construction in progress              10,962        13,149
Timberlands, less depletion           18,665        17,814
                                 -----------     ---------
Plant, equipment and
  timberlands -- net             $   628,156     $ 475,189
                                 ===========     =========

(e) INVESTMENTS IN DEBT AND EQUITY SECURITIES

Long-term investments, which are due over a 16-year period and are classified as held-to-maturity, are included in "Other assets" on the Consolidated Balance Sheets at December 31, 1998 and 1997. The investments consist of approximately $10,300,000 and $12,100,000 in U. S. Treasury and government obligations at December 31, 1998 and 1997, respectively. The fair market value of such investments approximated the amortized cost, and therefore, there were no significant unrealized gains or losses as of December 31, 1998 and 1997. Investments in municipal debt and equity securities of $2,089,000, classified as held-to-maturity, were reported as "Marketable securities" on the Consolidated Balance

Sheet at December 31, 1997. The fair market value of such investments approximated cost. See Note 6 for a description of other investments reported as "Marketable securities."

(f) INCOME TAX ACCOUNTING

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

(g) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, marketable securities, accounts receivable, other assets, short-term debt and long-term debt approximate fair value.

(h) VALUATION OF LONG-LIVED ASSETS

The Company evaluates long-lived assets for impairment periodically or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

(i) ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions. See Note 10.

(j) REVENUE RECOGNITION

The Company recognizes revenue on product sales upon shipment and on energy sales when electricity is delivered to its customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against the energy sales for presentation on the Consolidated Statements of Income and Comprehensive Income. The Company's current contract to sell electricity generated in excess of its own use expires in the year 2010 and requires that the customer purchase all of the Company's excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

(k) ENVIRONMENTAL LIABILITIES

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

(l) STOCK-BASED COMPENSATION

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the average quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense for restricted stock awards is equal to the average quoted market price of the Company's stock at the date of grant and is recorded ratably over the period in which forfeiture provisions lapse. Compensation expense for performance stock awards is recognized over the performance period based on changes in quoted market prices of the Company's stock and the likelihood of achieving the performance goals. See Note 8.

(m) DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses interest rate swap agreements to manage its exposure to fluctuations in interest rates. Amounts to be paid or received under interest rate swap agreements are recognized as interest expense or interest income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes. The credit risks associated with the Company's interest rate swap agreements are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by counterparties, the Company does not expect such losses, if any, to be significant. See Note 7.

(n) FOREIGN CURRENCY TRANSLATION

The Company's subsidiaries outside the United States use their local foreign currency as the functional currency. Accordingly, translation gains and losses and the effect of exchange rate changes on transactions designated as hedges of net foreign investments are included as a separate component of shareholders' equity. Exchange gains and losses are included in income in the period in which they occur.

(o) NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement, which establishes standards for reporting and disclosure of comprehensive income, is effective for interim and annual periods beginning after December 15, 1997. Reclassification of financial information for earlier periods presented for comparative purposes is required under SFAS No. 130. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption did not have any impact on the Company's consolidated financial position or results of operations.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the reporting of information about operating segments on an annual basis and is effective for fiscal years beginning after December 15, 1997. Except for geographic information (see Note 11), this statement did not result in any changes to the Company's presentation of financial and nonfinancial data in 1998. The Company's operating locations have been aggregated into a single reportable segment, as permitted under SFAS No. 131, since they have similar economic characteristics, products, production processes, types of customers and distribution methods.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement, which revises certain disclosure requirements for the Company's pension assets and obligations, is effective for fiscal periods beginning after December 15, 1997. Restatement of prior years' information is required, where available. As this statement only requires a change in methods of disclosure and not in accounting methods, it did not have any impact on the Company's consolidated financial position or results of operations. The Company adopted SFAS No. 132 in 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Company is evaluating the effects that the adoption of SFAS No. 133 may have on its consolidated financial position and results of operations.

2. ACQUISITION OF THE SPECIALTY PAPER DIVISION OF THE SCHOELLER AND HOESCH GROUP

Effective January 2, 1998, the Company acquired all of the outstanding common stock of S&H Papier-Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group, from RQPO Beteiligungs GmbH & Co. Papier KG ("RQPO") and EVOBESTRA Vermogensverwaltungsgesellschaft mbH, for approximately DM 268,900,000 (approximately $150,000,000) in cash. The purchase price was finalized in the fourth quarter of 1998. The principal partners in RQPO were Deutsche Beteiligungs AG and S&H management. The Company accounted for the S&H acquisition under the purchase method of accounting, and S&H is consolidated with the Company beginning in January 1998.

S&H was founded in 1881 in Gernsbach, Germany, where its corporate offices and major paper production facilities are located. S&H produces a range of paper products, including tea bag and other long fiber products such as stencil, filter and casing paper, as well as tobacco papers and printing papers. S&H owns an abaca pulpmill in the Philippines and other facilities in France and the United States. S&H also has a 50% controlling ownership interest in a paper mill in Odet, France, with a purchase option to acquire the remaining 50% ownership interest under a predetermined pricing formula. As of December 31, 1998, a minority interest of $10,032,000 associated with this subsidiary is classified as "Other long-term liabilities" on the Company's Consolidated Balance Sheet. For the year ended December 31, 1998, the Company recognized $886,000 of minority interest expense classified as "Gain from property dispositions, etc. - net" on the Company's Consolidated Statement of Income and Comprehensive Income.

The purchase price of S&H, including certain transaction costs, was allocated to the assets acquired and liabilities assumed based upon their fair values at the date of acquisition. The fair values allocated were approximately $238,000,000 for the assets acquired and approximately $101,000,000 for the liabilities assumed. The excess of the purchase price over the fair value of net assets acquired of approximately $13,000,000 was recorded as goodwill and is being amortized on a straight-line basis over 20 years.

To finance the acquisition, on December 22, 1997, the Company entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Company to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Company's option, on a daily or one to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Company's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Company's debt ratings as published by Standard & Poor's and Moody's. The Company is subject to certain financial covenants under the Revolving Credit Facility and is in compliance with all such covenants as of December 31, 1998. The Company must pay an annual facility fee ranging from
 .065% to .13% of the total credit commitment, which is also based on the higher of the Company's debt ratings as published by Standard & Poor's and Moody's, under the Revolving Credit Facility. During 1998, the Company paid .10% of the total credit commitment for this facility fee. As of December 31, 1998, $33,234,000 of credit availability under the Revolving Credit Facility was unused.

On December 30, 1997, the Company borrowed DM 87,500,000 (approximately $48,665,000) under the Revolving Credit Facility at a three-day rate of 5.075%. These proceeds were used to capitalize two German subsidiaries to facilitate the S&H acquisition and are included in "Cash and cash equivalents" on the December 31, 1997 Consolidated Balance Sheet. The borrowings were classified as "Short-term debt" on the Consolidated Balance Sheet as of December 31, 1997. On January 2, 1998, the Company borrowed an additional DM 182,500,000 (approximately $101,500,000) necessary to complete the acquisition and classified the aggregate borrowings under the Revolving Credit Facility as long term.

The following summarized unaudited combined pro forma information for the Company for the year ended December 31, 1997 is presented as if the S&H acquisition had occurred on January 1, 1997. This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated S&H since January 1, 1997 (dollars in thousands, except per share data).

                                         Unaudited Pro Forma Information
                                           Year Ended December 31, 1997
                                         -------------------------------
Net sales                                            $738,547
Net income                                             50,452
Basic and diluted earnings per share                     1.19

3. UNUSUAL ITEM

During 1998, the Company recognized a pre-tax charge of $9,816,000 ($5,988,000 after tax) related primarily to the accrual of pension and medical benefits for certain salaried and hourly employees of the Company's Ecusta Division and certain salaried employees of the Company's Glatfelter Division who elected to participate in a voluntary early retirement enhancement program. The pre-tax charge also includes the cost of termination of several Glatfelter Division salaried employees which was necessary to achieve the Company's cost-savings goals.

The intent of this program is to generate annual payroll and benefits cost savings through a reduction in the size of the Company's workforce. The Company's aggregate restructuring resulted in the elimination of approximately 160 salaried and hourly positions with associated annual pre-tax cost savings of approximately $8,400,000.

4. EARNINGS PER SHARE ("EPS")

Basic EPS excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS includes the effect of potential dilution from the issuance of common stock, pursuant to common stock equivalents, using the treasury stock method. A reconciliation of the Company's basic and diluted EPS follows with the dollar and share amounts in thousands:

                                    1998      1997       1996
                                   Shares    Shares     Shares
                                  -------    -------    -------
Basic EPS factors                  42,047     42,220     42,718
Effect of potentially dilutive
  employee incentive plans:
    Restricted stock awards            16         31         80
    Performance stock awards          126         96         69
    Employee stock options             13         95         43
                                  -------    -------    -------
Diluted EPS factors                42,202     42,442     42,910
                                  =======    =======    =======
Net income                        $36,133    $45,284    $60,399
Basic and diluted EPS             $   .86    $  1.07    $  1.41

The 1998 basic and diluted EPS of $.86, as presented on the Consolidated Statement of Income and Comprehensive Income, reflects the negative impact of an after-tax charge for a voluntary early retirement enhancement program (unusual item) of $.14 per share (see Note 3).

5. INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

The following are domestic and foreign components of pre-tax income for the years ended December 31:

                         1998       1997       1996
                        -------    -------    -------
                                (in thousands)
United States           $44,602    $69,331    $94,457
Foreign                  14,130      4,246      3,448
                        -------    -------    -------
Total pre-tax income    $58,732    $73,577    $97,905
                        =======    =======    =======

The income tax provision for the years ended December 31 consists of the following:

                                1998        1997       1996
                              --------     -------    -------
                                       (in thousands)
Current:
  Federal                     $ 10,789     $23,590    $17,816
  State                           (106)        626      1,801
  Foreign                        3,805       1,237        987
                              --------     -------    -------
    Total current tax
      provision                 14,488      25,453     20,604
                              --------     -------    -------
Deferred:
  Federal                        6,647       2,358     14,570
  State                          1,244         444      2,297
  Foreign                          220          38         35
                              --------     -------    -------
    Total deferred tax
      provision                  8,111       2,840     16,902
                              --------     -------    -------
Total income tax provision    $ 22,599     $28,293    $37,506
                              ========     =======    =======

The Company has provided deferred income taxes of $949,000 on undistributed earnings of foreign subsidiaries as of December 31, 1998.

The net deferred tax amounts reported on the Company's Consolidated Balance Sheets as of December 31 are as follows:

                                         1998                         1997
                       -----------------------------------------    --------
                       Federal     State     Foreign     Total        Total
                       -------    -------    -------    --------    --------
                                         (in thousands)
Current asset          $    --    $    --    $ 1,302    $  1,302    $     --
Current liability      $ 2,238    $   419    $   964    $  3,621    $  3,140
Long-term asset        $    --    $    --    $15,194    $ 15,194    $     --
Long-term liability    $92,484    $17,259    $13,578    $123,321    $101,995

The following are components of the net deferred tax balances as of December 31:

                                                  1998                        1997
                             -------------------------------------------    --------
                             Federal      State     Foreign      Total        Total
                             --------    -------    --------    --------    --------
Deferred tax assets:                            (in thousands)
  Current                    $  5,019    $   940    $  1,344    $  7,303    $  5,202
  Long-term                    22,292      4,174      21,492      47,958      24,838
                             --------    -------    --------    --------    --------
                             $ 27,311    $ 5,114    $ 22,836    $ 55,261    $ 30,040
                             ========    =======    ========    ========    ========

Deferred tax liabilities:
  Current                    $  7,257    $ 1,359    $  1,006    $  9,622    $  8,342
  Long-term                   114,776     21,433      19,876     156,085     126,833
                             --------    -------    --------    --------    --------
                             $122,033    $22,792    $ 20,882    $165,707    $135,175
                             ========    =======    ========    ========    ========

The tax effects of temporary differences as of December 31 are as follows:

                                      1998        1997
                                    --------    --------
Deferred tax assets:                   (in thousands)
  Reserves                          $ 13,457    $ 10,662
  Compensation                         8,124       8,020
  Postretirement benefits             10,514       9,816
  Property                            14,528          --
  Pension                              3,209          --
  Net operating loss carryforwards     2,788          --
  Other                                2,641       1,542
                                    --------    --------
                                    $ 55,261    $ 30,040
                                    ========    ========
Deferred tax liabilities:
  Property                          $122,422    $ 97,643
  Pension                             31,171      27,866
  Inventories                          8,954       8,115
  Other                                3,160       1,551
                                    --------    --------
                                    $165,707    $135,175
                                    ========    ========

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35%, to income before income taxes, and the actual income tax provision for the years ended December 31 follows:

                                                                1998         1997         1996
                                                              --------     --------     --------
                                                                        (in thousands)
Federal income tax provision at statutory rate                $ 20,556     $ 25,752     $ 34,267
State income taxes, net of federal income tax benefit              740          696        2,663
Tax effect of exempt earnings of foreign sales corporation      (1,313)        (360)        (281)
Other                                                            2,616        2,205          857
                                                              --------     --------     --------
Actual income tax provision                                   $ 22,599     $ 28,293     $ 37,506
                                                              ========     ========     ========

At December 31, 1998, the Company had net operating loss carryforwards for foreign income tax purposes of $11,285,000, which relates to its net operating loss deferred tax asset of $2,788,000. These net operating loss carryforwards are available to offset future taxable income, if any, and have no expiration date.

6. BORROWINGS

Long-term debt at December 31 is summarized as follows:

                                      1998          1997
                                   ---------     ---------
                                        (in thousands)
Revolving Credit Facility, due
December 22, 2002                  $ 166,766     $      --
57/8% Notes, due March 1, 1998,
  interest payable semiannually           --       150,000
67/8% Notes, due July 15, 2007,
  interest payable semiannually      150,000       150,000
Other Notes, various                  10,703            --
                                   ---------     ---------
Total long-term debt                 327,469       300,000
Less current portion                  (2,088)     (150,000)
                                   ---------     ---------
Long-term debt, excluding
  current portion                  $ 325,381     $ 150,000
                                   =========     =========

The aggregate maturities of long-term debt as of December 31, 1998 are as follows:

1999                                 $  2,088
2000                                    1,791
2001                                    1,791
2002                                  168,361
2003                                    1,401
Thereafter                            152,037
                                     --------
                                     $327,469
                                     ========

In addition to the Revolving Credit Facility described in Note 2, the Company has an available line of credit from a bank aggregating $25,000,000 at interest rates approximating money market rates. The Company had no borrowings under this line of credit as of December 31, 1998 or 1997.

In March 1993, the Company issued $150,000,000 principal amount of its 57/8% Notes. These Notes matured and were paid on March 1, 1998. Interest on the Notes was payable semiannually on March 1 and September 1.

On July 22, 1997, the Company issued $150,000,000 principal amount of 67/8% Notes due July 15, 2007. Interest on the Notes is payable semiannually on January 15 and July 15. The 67/8% Notes are redeemable, in whole or in part, at the option of the Company at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the 67/8% Notes were used to repay the $144,675,000 principal amount of the short-term unsecured loan described below and approximately $501,000 of related interest. The remaining balance of the net proceeds was applied to general corporate purposes.

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

Immediately following the establishment and capitalization of GWS Valuch, the Company borrowed $270,000,000 from GWS Valuch under a note secured by certain real estate assets of the Company. Using the proceeds of the note and other available cash, the Company immediately repaid, with interest, an amount initially borrowed to purchase the Class A common stock of GWS Valuch. The Company also deposited $154,757,000, which included amounts to pay semiannual interest, into a trust to defease certain covenants under the Company's indenture dated as of January 15, 1993, under which the Company's $150,000,000 principal amount of 57/8% Notes due March 1, 1998, were outstanding. As of December 31, 1997, approximately $153,000,000 of U. S. Treasury Notes were in the trust and reported on the Company's Consolidated Balance Sheet as a component of "Marketable securities." This amount, along with interest earned, was held to maturity and used to pay the total amount of principal and interest due on the 57/8% Notes on March 1, 1998.

Subsequent to the above transactions, the Internal Revenue Service announced that it intended to issue regulations with retroactive effect on transactions using self-amortizing investments in conduit financing entities. As a result of this announcement, the likelihood that the Company could lose certain tax benefits arising from GWS Valuch's Step-Down Preferred Stock financing increased substantially. Accordingly, on July 2, 1997, using the proceeds of a short-term unsecured loan in the principal amount of $144,675,000, the Company purchased approximately 145,000 shares of Class A common stock of GWS Valuch. The funds received were used by GWS Valuch to redeem all 150,000 outstanding shares of the Step-Down Preferred Stock. "Interest on debt" on the Company's Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 1997 includes $4,235,000, representing a portion of the dividend paid relating to the Step-Down Preferred Stock.

The Company has approximately $3,120,000 of letters of credit outstanding as of December 31, 1998. The Company bears the credit risk on this amount to the extent that it does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.

7. INTEREST RATE SWAP AGREEMENTS

In March 1993, the Company entered into an interest rate swap agreement having a total notional principal amount of $50,000,000. Under the agreement, the Company received a fixed rate of 57/8% and paid a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six-month intervals. The agreement converted a portion of the Company's debt obligation from a fixed rate to a floating rate basis. Under the agreement, the Company recognized net interest expense of $151,000, $275,000 and $174,000 in 1998, 1997 and 1996, respectively. These amounts are included in "Interest on debt" on the Company's Consolidated Statements of Income and Comprehensive Income. The Company held the swap agreement until its March 1, 1998 maturity.

To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Company entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $31,400,000 as of December 31, 1998). Under the agreements, the Company pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM LIBOR. The six-month DM LIBOR applicable for the first and second half of 1998 was approximately 3.8% and 3.7%, respectively. The six-month DM LIBOR applicable for the first half of 1999 is approximately 3.3%. The Company recognized net interest expense of $638,000 in 1998 related to these agreements. As of December 31, 1998, the Company's cost to terminate these interest rate swap agreements was approximately $1,100,000.

In January 1999, the Company entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $30,000,000). Under one agreement, which is effective April 6, 1999, the Company will receive a floating rate (DM LIBOR plus twenty basis points) as determined at three-month intervals and will pay a fixed rate of 3.4075%. Under the second agreement, which is effective July 6, 1999, the Company will receive a floating rate (DM LIBOR plus twenty basis points) and will pay a fixed rate of 3.425%. These agreements convert a portion of the Company's borrowings under its Revolving Credit Facility from a floating rate to a fixed rate basis. Although the Company can pay to terminate these swap agreements at any time, the Company intends to hold both swap agreements until their December 22, 2002 maturity.

During 1998, the Company had outstanding various interest rate swap agreements previously entered into by S&H. Such agreements did not have a material impact on the Company's consolidated financial statements.

8. KEY EMPLOYEE LONG-TERM INCENTIVE PLAN, RESTRICTED COMMON STOCK AWARD PLAN AND EMPLOYEE STOCK PURCHASE PLANS

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

RESTRICTED STOCK AWARDS

During 1988 and 1991, 755,000 and 76,000 shares of common stock, respectively, were awarded under the 1988 Plan. During December 1998, 60,465 shares of common stock were awarded under the 1992 Plan. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified period of time. The shares awarded under the 1992 Plan are also subject to forfeiture if defined minimum earnings levels are not met. The Company may reduce the number of shares otherwise required to be delivered by an amount which would have a fair market value equal to the taxes withheld by the Company on delivery. The Company may also, at its sole discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be required to be delivered.

On May 1, 1996, in lieu of delivering 60,303 shares, the Company elected to pay in cash an amount equal to the fair value of such shares. Also on May 1, 1996, 72,193 shares were delivered from treasury (after reduction of 49,504 shares for taxes). On May 1, 1997, 13,350 shares were delivered from treasury (after reduction of 6,650 shares for taxes). On May 1, 1998, in lieu of delivering 20,000 shares, the Company elected to pay in cash an amount equal to the fair value of such shares. The Company recognized income of $64,000 in 1998 and expensed $166,000 and $283,000 in 1997 and 1996, respectively, related to these restricted stock awards. During 1999, the remaining 20,000 shares awarded under the 1988 Plan cease to be subject to forfeiture. The shares awarded under the 1992 Plan all cease to be subject to forfeiture in 2002.

PERFORMANCE SHARES

On May 1, 1995, January 1, 1996, January 1, 1997 and January 1, 1998, the Company awarded, under the 1992 Plan, 59,620, 44,860, 40,060 and 45,740 shares, respectively, subject to certain conditions, to certain key employees to be issued in whole or in part depending on the Company's degree of success in achieving certain financial performance goals during defined four-year performance periods. The May 1, 1995 award was for the four-year performance period ended December 31, 1998. Based upon the financial performance levels achieved during that period, 45,751 shares were earned for distribution. During February 1999, in lieu of delivering 45,751 shares of common stock, the Company elected to pay cash equal to the fair value of 34,311 shares as of December 31, 1998, and deliver 11,440 shares from treasury.

The January 1, 1996, January 1, 1997 and January 1, 1998 awards are for the performance periods ending December 31, 1999, 2000 and 2001, respectively, and if earned will be distributed the following year. The Company recognized income of $25,000 in 1998 and expensed $722,000 and $504,000 in 1997 and 1996, respectively, related to these awards. The fair market value of the shares granted during 1998, 1997, 1996 and 1995 was $18.38, $17.88, $17.16 and $17.81,
respectively.

NON-QUALIFIED STOCK OPTIONS

The following summarizes the activity with respect to non-qualified options under the 1992 Plan to purchase shares of common stock for the years ended December 31, 1998, 1997 and 1996:

                                                     1998                         1997                          1996
                                         -----------------------------    --------------------------     -------------------------
                                                          Weighted                       Weighted                       Weighted
                                                          Average                         Average                       Average
                                          Shares       Exercise Price     Shares      Exercise Price     Shares      Exercise Price
                                          ------       --------------     ------      --------------     ------      --------------
Outstanding at beginning of year         1,621,165         $17.61         1,403,640         $17.42      1,235,910         $17.48

Options granted                          1,659,115          13.19           352,750          18.25        202,030          16.91

Options exercised                           (3,100)         15.44          (105,225)         17.20        (12,300)         15.44

Options canceled                           (60,600)         18.03           (30,000)         17.41        (22,000)         17.48
                                         ---------                        ---------                     ---------
Outstanding at end of year               3,216,580          15.32         1,621,165          17.61      1,403,640          17.42

Exercisable at end of year               1,264,973          17.54         1,001,813          17.49        816,046          17.39

The following table summarizes information about stock options outstanding at December 31, 1998:

                                              Options Outstanding                                     Options Exercisable
                    -----------------------------------------------------------------     ----------------------------------------
                           Number              Weighted Average           Weighted               Number               Weighted
  Range of             Outstanding as              Remaining              Average            Exercisable as           Average
Exercise Price           of 12/31/98           Contractual Life        Exercise Price          of 12/31/98         Exercise Price
----------------  ------------------     ----------------------     ----------------      ----------------      ----------------
$12.38 - $16.00          1,605,455             9.5 years                 $12.71                 170,850            $ 15.44

$16.01 - $18.78          1,611,125             6.4 years                  17.94               1,094,123              17.87
                         ---------                                                            ---------
                         3,216,580                                                            1,264,973
                         =========                                                            =========

An additional 282,863 options became exercisable January 1, 1999, at a weighted average exercise price of $18.03. The weighted average fair value of options granted during 1998, 1997 and 1996 was $3.12, $4.92 and $4.24, respectively, on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with expected lives of ten years and the following weighted average assumptions:

                                1998           1997          1996
                               -----          -----         -----
Risk-free interest rate         4.98%         6.43%         6.12%
Expected dividend yield         4.44%         3.86%         3.99%
Expected volatility             28.6%         24.7%         24.0%

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

The exercise price represents the average quoted market price of the Company's common stock on the date of grant, or the average quoted market prices of the Company's common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.

PRO FORMA INFORMATION

The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for the non-qualified stock options and for which compensation cost has been recognized for stock awards, as described in Note 1(l). Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and EPS for the years ended December 31, 1998, 1997 and 1996 would have been reduced to the following pro forma amounts:

                                    1998            1997              1996
                                -----------     -----------        ----------
                                           (in thousands except
                                          per share information)
Net income:
  As reported                  $   36,133        $   45,284        $   60,399
  Pro forma                        35,554            45,195            60,289

EPS:
  Reported -- basic and
    diluted                    $      .86        $     1.07        $     1.41
  Pro forma -- basic                  .85              1.07              1.41
  Pro forma -- diluted                .84              1.06              1.41

EMPLOYEE STOCK PURCHASE PLANS

Through 1998, under the employee stock purchase plans, eligible hourly employees could acquire shares of the Company's common stock at its fair market value. Employees could contribute up to 10% of their compensation, as defined. For employee contributions up to 6% of their compensation, the Company would contribute, as specified in the plans, 15% of the employee's contribution.

As of January 1999, benefits offered to eligible hourly employees under such stock purchase plans were replaced with similar benefits under a 401(k) plan. See Note 9.

9. RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

The Company has trusteed noncontributory defined benefit pension plans covering substantially all of its employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $5,502,000, $10,063,000 and $9,246,000 was recognized in 1998,
1997 and 1996, respectively. The 1998 pension income is after the impact of a pre-tax charge of $8,486,000 related to the unusual item discussed in Note 3.

The Company provides certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded; claims are paid as incurred.

The following table sets forth the status of the Company's defined benefit pension plans and other postretirement benefit plans at December 31, 1998 and 1997 (in thousands):

                                             Pension Benefits                     Other Benefits
                                    -----------------------------        ----------------------------
                                        1998              1997              1998              1997
                                    --------------    -----------        ------------      ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at
   beginning of year                 $ 191,589         $ 176,859         $  27,450         $  27,831
Benefit obligation -- S&H                6,340              --                --                --
Service cost                             4,838             4,605               728               732
Interest cost                           14,355            13,008             2,005             2,036
Plan amendments                          6,156             2,060              (497)             (343)
Actuarial (gain) loss                    8,813             3,808             2,691              (741)
Benefits paid                           (9,656)           (8,751)           (2,380)           (2,065)
Unusual item (Note 3)                    8,486              --               1,294              --
                                     ---------         ---------         ---------         ---------
Benefit obligation
at end of year                       $ 230,921         $ 191,589         $  31,291         $  27,450
                                     =========         =========         =========         =========


CHANGE IN PLAN ASSETS:

Fair value of plan assets
  at beginning of year               $ 413,807         $ 335,421         $    --           $    --

Actual return on plan
  assets                                98,809            84,465              --                --
Employer contributions                   1,225             2,672             2,380             2,065
Benefits paid                           (9,656)           (8,751)           (2,380)           (2,065)
                                     ---------         ---------         ---------         ---------
Fair value of plan assets
  at end of year                     $ 504,185         $ 413,807         $    --           $    --
                                     =========         =========         =========         =========


RECONCILIATION OF THE
FUNDED STATUS:

Funded status                        $ 273,264         $ 222,218         $ (31,291)        $ (27,450)
Unrecognized transition
  asset                                 (9,202)          (10,926)             --                --
Unrecognized prior
  service cost                          21,187            16,507            (1,871)           (1,573)
Unrecognized
  (gain) loss                         (212,072)         (154,570)            6,217             3,673
                                     ---------         ---------         ---------         ---------
Net amount
  recognized                         $  73,177         $  73,229         $ (26,945)        $ (25,350)
                                     =========         =========         =========         =========


AMOUNTS RECOGNIZED ON THE
CONSOLIDATED BALANCE SHEETS
Consist of:

Prepaid benefit cost                 $  89,603         $  82,309         $    --           $    --
Accrued benefit
  liability                            (16,426)           (9,080)          (26,945)          (25,350)
                                     ---------         ---------         ---------         ---------
Prepaid (accrued)
  benefit cost                       $  73,177         $  73,229         $ (26,945)        $ (25,350)
                                     =========         =========         =========         =========

The net prepaid pension cost is included in "Other assets," and accrued postretirement benefit costs are principally included in "Other long-term liabilities" on the Consolidated Balance Sheets at December 31, 1998 and 1997.

Net periodic benefit (income) cost includes the following components (in thousands):

                                                         Pension Benefits                         Other Benefits
                                                ---------------------------------         ---------------------------------
                                                  1998       1997         1996                1998      1997        1996
                                                --------    --------     --------         --------     --------    --------
Service cost                                    $  4,838    $  4,605     $  4,076         $    728     $    732    $    732
Interest cost                                     14,355      13,008       11,708            2,005        2,036       2,003
Expected return on plan assets                   (29,607)    (25,553)     (22,728)            --           --          --
Amortization of transition asset                  (1,724)     (1,725)      (1,725)            --           --          --
Amortization of prior service cost                 1,333       1,200          794             (175)        (149)       (150)
Recognized actuarial (gain) loss                  (3,183)     (1,598)      (1,371)             123          203         225
                                                --------    --------     --------         --------     --------    --------
Net periodic benefit (income) cost               (13,988)    (10,063)      (9,246)           2,681        2,822       2,810
Unusual item (Note 3)                              8,486        --           --              1,294         --          --
                                                --------    --------     --------         --------     --------    --------
Total net periodic benefit (income) cost        $ (5,502)   $(10,063)    $ (9,246)        $  3,975     $  2,822    $  2,810
                                                ========    ========     ========         ========     ========    ========

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $21,384,000, $20,211,000 and $0, respectively, as of December 31, 1998 and $12,944,000, $12,467,000 and $0, respectively, as of
December 31, 1997.

The assumptions used in computing the information above were as follows:

                                                         Pension Benefits                  Other Benefits
                                                       -----------------------          ----------------------
                                                       1998       1997 & 1996           1998       1997 & 1996
                                                       ----       -----------           ----       -----------
Discount rate -- benefit expense                        7.5%        7.5%                  7.5%        7.5%
Expected long-term rate of return on plan assets        9.0%        9.0%                  --          --
Discount rate -- benefit obligation                     7.0%        7.5%                  7.0%        7.5%
Future compensation growth rate                         3.5%        3.5%                  --          --

For measurement purposes, an 8% and 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1997 and 1998, respectively. The rate was assumed to decrease 1% per year to 5.5% for 2000 and remain at that level thereafter.

A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                             1998                               1997
                                                               --------------------------------       ---------------------------
                                                                     1%            1%                     1%             1%
                                                                 Increase      Decrease               Increase       Decrease
                                                                 --------      --------               --------       --------
Effect on post-retirement benefit obligation                   $ 2,243,458        $(1,949,364)        $ 2,130,543     $(1,872,746)
Effect on total of service and interest cost components            268,259           (227,732)            268,419        (218,316)

The Company maintains 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. The Company will match a portion of the employee's contribution, subject to certain limitations, in the form of shares of the Company's common stock into the Company stock fund maintained under the 401(k) plan. During 1998, 1997 and 1996, the Company contributed shares of its common stock valued at $1,541,000, $1,093,000 and $1,048,000, respectively, to these 401(k) plans.

10.  COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures over the past several years. The Company anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Since environmental regulations are not consistent worldwide, the Company's ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Company's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Company. The Company cannot determine the impact that the new permit will have on the Company if it contains objectionable terms because the material terms of the final form of the permit are unknown.

The Company, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been in discussions with the Wisconsin Department of Natural Resources ("DNR") and the United States regarding the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago (the "lower Fox River") and the Bay of Green Bay.

On January 30, 1997, the Company and six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies are required to provide in the aggregate $10 million in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The actual cost to be incurred by the companies for such activities will exceed $10 million. Such costs are expected to be incurred over a four-year period, although the bulk of the amount should be spent by the end of 1999. The Company's final allocated portion of such costs is unknown. The State has agreed to act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. The United States Fish and Wildlife Service ("USFWS"), together with the National Oceanic and Atmospheric Administration and two Indian tribes, however, is conducting its own assessment despite the State's status. In general, the parties to the Wisconsin Agreement have agreed to toll all limitations periods and to forbear from litigation during the term of this agreement. The parties intend to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

By letter dated January 31, 1997, and received by the Company on February 3, 1997, the USFWS provided 60 days' notice of the intention of the United States Departments of the Interior and Commerce to commence an action for natural resources damages against the Company and the six other companies referred to above similarly relating to the discharge of hazardous substances into the lower Fox River. The Company does not know the amount which the federal trustees will claim as natural resources damages, but the Company believes that it will be substantial. Beginning as of March 1, 1997, the Company and six other companies entered into a series of agreements with the United States which provided that all limitation periods were tolled and the parties would forbear from litigation; the last tolling and forbearance period expired on December 2, 1997.

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

The EPA has proposed to include the Fox River/Green Bay site on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site and the Wisconsin DNR commenced preparation of the RI/FS.

On February 26, 1999, Wisconsin DNR released a draft RI/FS for public comment. In the draft RI/FS, Wisconsin DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Company does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that any of the cost estimates in the draft RI/FS will not differ significantly from actual costs. Public comments on the draft RI/FS must be submitted by April 12, 1999. The Company intends to submit its comments prior to that deadline. After consideration of public comment, the draft RI/FS may be revised to add, delete or amend the remedial alternatives.

The Company did not participate in the process of developing the draft RI/FS. Based on current information and advice from its environmental consultants, the Company continues to believe that an aggressive effort, as included in certain remedial alternatives in the draft RI/FS, to remove PCB-contaminated sediments, many of which are buried under cleaner material or are otherwise unlikely to move, would be environmentally detrimental and therefore inappropriate.

The Company is currently unable to predict the ultimate costs to the Company related to this matter, because the Company cannot predict which remedy will be selected for the site or its share of the cost of that remedy.

The Company continues to believe it is likely that this matter will result in litigation; however, the Company believes it will be able to persuade a court that removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Company will be successful in arguing that removal of PCB-contaminated sediments is inappropriate, that it would prevail in any resulting litigation, that its share of the cost of any remedy selected would not have a material adverse effect on the Company's consolidated financial condition, liquidity and results of operations or that the Company's share of such cost would not exceed its available resources.

The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Company continues to evaluate its exposure and the level of its reserves, including, but not limited to, its share of the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its negotiations with the State and the United States concerning those areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Company believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Company does not know when the insurers' investigation as to coverage will be completed.

The Company's current assessment, after consultation with legal counsel, is that future expenditures for these matters are not likely to have a material adverse impact on the Company's consolidated financial condition or liquidity, but could have a material adverse effect on the Company's consolidated results of operations in a given year; however, there can be no assurances that the Company's reserves will be adequate or that a material adverse effect on the Company's consolidated financial condition or liquidity will not occur at some future time.

During 1998 and 1997, the Company expended approximately $4,900,000 and $8,000,000, respectively, on environmental capital projects. The Company estimates that $11,000,000 and $18,000,000 will be expended for environmental capital projects in 1999 and 2000, respectively. During 1998, 1997 and 1996, the Company incurred approximately $17,700,000, $14,800,000 and $15,200,000, respectively, in operating costs related to complying with environmental laws and regulations.

The Company is also involved in various lawsuits. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that such lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

11. OTHER SALES AND GEOGRAPHIC INFORMATION

The Company sells a significant portion of its specialized printing papers through wholesale paper merchants. During 1997 and 1996, one wholesale paper merchant accounted for 11.6% and 12.1% of the Company's net sales, respectively. Net sales for this customer was less than 10% of the Company's 1998 net sales.

The Company's 1998 net sales to external customers and location of net plant, equipment and timberlands as of December 31, 1998 are summarized below. Net sales are attributed to countries based upon origin of shipment. Such information is not presented for 1997 or 1996, as sales originated primarily from the United States and net plant, equipment and timberlands assets were primarily located therein.

                                             Plant, Equipment and
                              Net Sales       Timberlands -- Net
                             -----------     --------------------
United States                  $535,425        $464,384
Germany                         130,129         141,743
Other foreign countries          39,524          22,029
                               --------        --------
Total                          $705,078        $628,156
                               ========        ========


Net sales information by the Company's product groups for the years ended December 31 follows:

                                                           1998                 1997                       1996
                                                    ----------------       ------------------       --------------------
                                                                                (in thousands)
Specialized Printing Papers                         $351,171     50%        $354,076      62%        $355,328       63%
Engineered Papers (including tobacco papers)         353,907     50%         212,996      38%         210,756       37%
                                                    --------    ---         --------     ---         --------      ---
Total                                               $705,078    100%        $567,072     100%        $566,084      100%
                                                    ========    ===         ========     ===         ========      ===


12. SUBSEQUENT EVENT

In January of 1999, the Company's Board of Directors authorized the repurchase of 1,000,000 additional shares of the Company's common stock in the open market or in privately-negotiated transactions. Any shares repurchased will be added to the Company's treasury stock holdings.

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

/s/ George H. Glatfelter II
--------------------------
George H. Glatfelter II
President and Chief Executive Officer

/s/ Robert P. Newcomer
---------------------
Robert P. Newcomer
Executive Vice President
and Chief Financial Officer


INDEPENDENT AUDITORS' REPORT


P. H. Glatfelter Company,
    Its Shareholders and Directors:

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.H. Glatfelter Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvanlia
February 26, 1999

SUPPLEMENTAL FINANCIAL INFORMATION
P.H. GLATFELTER COMPANY AND SUBSIDIARIES
QUARTERLY FINANCIAL DATA (UNAUDITED)

                       Net Sales                     Gross Profit                  Net Income               Basic and Diluted
                     In Thousands                    In Thousands                 In Thousands             Earnings Per Share
             -------------------------        ------------------------       ------------------------     ----------------------
                1998            1997            1998            1997            1998            1997        1998       1997
              --------        --------        --------        --------        --------        --------     -------   --------
First         $193,216        $142,185        $ 40,929        $ 30,180        $ 15,327        $ 12,823     $ .36      $ .30
Second         183,707         141,935          38,280          27,100          13,791          11,222       .33        .27
Third          167,245         139,192          24,041          21,072        3,206)(a)          7,423       .08(a)     .17
Fourth         160,910         143,760          26,477          30,594        3,809)(b)         13,816       .09(b)     .33
              --------        --------        --------        --------        --------        --------     -----      -----
Total         $705,078        $567,072        $129,727        $108,946        $ 36,133        $ 45,284     $ .86      $1.07
              ========        ========        ========        ========        ========        ========     =====      =====

     (a) After impact of an after-tax charge for voluntary early retirement enhancement program (unusual item) of $3,402,000.

     (b) After impact of an after-tax charge for voluntary early retirement enhancement program (unusual item) of $2,586,000.


Item 9.        Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure.

               Not Applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

               (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to pages 2, 3 and 20 of the Registrant's Proxy Statement, dated March 19, 1999.

               (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this report.


Item 11.  Executive Compensation.

               The information required under this item is incorporated herein by reference to pages 6 through 16 of the Registrant's Proxy Statement, dated March 19, 1999.

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management.

               The information required under this item is incorporated herein by reference to pages 17 through 19 of the Registrant's Proxy Statement, dated March 19, 1999.


Item 13.       Certain Relationships and Related Transactions.

               The information required under this item is incorporated herein by reference to page 17 of the Registrant's Proxy Statement, dated March 19, 1999.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a)    1.     A.     The following consolidated Financial
Statements of the Registrant are included in Part II, Item 8:

                      Consolidated Statements of Income and
                        Comprehensive Income for the Years
                        Ended December 31, 1998, 1997 and 1996
                      Consolidated Balance Sheets, December 31, 1998
                        and 1997
                      Consolidated Statements of Shareholders' Equity for the
                        Years Ended December 31, 1998, 1997 and 1996
                      Consolidated Statements of Cash Flows for the
                        Years Ended December 31, 1998, 1997 and 1996
                      Notes to Consolidated Financial Statements for
                        the Years Ended December 31, 1998, 1997 and
                        1996

                             B.     Supplemental Financial Information for each
of the two years in the period ended December 31, 1998 is included in Part II,
Item 8.

                      2. Financial Statement Schedules (Consolidated) are included in Part IV:

                      For Each of the Three Years in the Period Ended December 31, 1998:

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

(3)(c)         By-Laws as amended through March 17, 1999.

(4)(a)         Escrow Agreement, dated as of February 24, 1997 between P. H.
               Glatfelter Company and the Bank of New York relating to the 5-7/8% Notes due March 1, 1998 (incorporated by reference to Exhibit (4)(c) of Registrant's Form 10-K for the year ended December 31, 1996).

(4)(b)         Indenture, dated as of July 22, 1997, between P. H.
               Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4
               Registration Statement, Reg. No. 333-36395).

(4)(c) Registration Rights Agreement, dated as of July 22, 1997, among P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended effective December 17, 1998.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c)        P. H. Glatfelter Company Supplemental Executive
               Retirement Plan, as amended and restated effective
               April 23, 1998.

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(e) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(e) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of Registrant's Form 10-K for the year ended December 31, 1990).

(10)(f)        P. H. Glatfelter Company Supplemental Management
               Pension Plan, effective as of April 23, 1998.

(10)(g) P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended April 23, 1997 (incorporated by reference to Exhibit A of Registrant's Proxy Statement, dated March 14, 1997).

(10)(h) P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998

(10)(i) Loan Agreement, dated February 24, 1997 between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(j) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31,
               1996).

(10)(k)        Credit Agreement, dated as of December 22, 1997 among
               P. H. Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents (incorporated by reference to Exhibit (10)(j) of Registrant's Form 10-K for the year ended December 31, 1997).

(21)           Subsidiaries of the Registrant

(23)           Consent of Independent Certified Public Auditors

(27)           Financial Data Schedule

               (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   P. H. GLATFELTER COMPANY
                                                   (Registrant)
March 22, 1999
                                                   By /s/ G. H. Glatfelter II
                                                      -----------------------
                                                      G. H. Glatfelter II
                                                      President and
                                                      Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Date                     Signature                               Capacity
----                     ---------                               --------

March 22, 1999           /s/ G. H. Glatfelter                    Principal Executive
                         --------------------------              Officer and Director
                         G. H. Glatfelter II


March 22, 1999           /s/ R. P. Newcomer                      Principal Financial
                         --------------------------              Officer, Executive Vice
                         R. P. Newcomer                          President and Director


March 22, 1999           /s/ C. M. Smith                         Principal Accounting
                         --------------------------              Officer and Vice
                         C. M. Smith                             President - Finance


March 22, 1999           /s/ R. E. Chappell                      Director
                         -------------------------
                         R. E. Chappell


March 22, 1999           /s/ N. DeBenedictis                     Director
                         -------------------------
                         N. DeBenedictis

March 22, 1999           /s/ G. H. Glatfelter                    Director
                         -------------------------
                         G. H. Glatfelter


March 22, 1999           /s/ R. S. Hillas                        Director
                         -------------------------
                         R. S. Hillas


March 22, 1999           /s/ M. A. Johnson II                    Director
                         -------------------------
                         M. A. Johnson II


March 22, 1999           /s/ R. W. Kelso                         Director
                         -------------------------
                         R. W. Kelso


March 22, 1999           /s/ T. C. Norris                        Director
                         -------------------------
                         T. C. Norris


March 22, 1999           /s/ P. R. Roedel                        Director
                         -------------------------
                         P. R. Roedel


March 22, 1999           /s/ J. M. Sanzo                         Director
                         -------------------------
                         J. M. Sanzo


March 22, 1999           /s/ R. L. Smoot
                         -------------------------
                         R. L. Smoot                             Director

                                                                     SCHEDULE II


P. H. GLATFELTER COMPANY AND SUBSIDIARIES


SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1998
--------------------------------------------------------------------------------

VALUATION AND QUALIFYING ACCOUNTS
Amounts in Thousands

                                                                 Allowances for
                                --------------------------------------------------------------------------------
                                         Doubtful Accounts                       Sales Discounts & Deductions
                                --------------------------------------------------------------------------------
                                   1998         1997         1996              1998          1997          1996
Balance, beginning of year       $ 1,973      $ 1,913      $ 1,979           $    542      $    551      $   501

Other(1)                             325          --           --               1,126            --           --

Provision                             90          160           10             14,995         12,882        8,866

Write-offs, recoveries and
discounts allowed                   (856)        (100)         (76)           (14,528)      (12,891)      (8,816)
                                 -------      -------      -------           --------      --------      -------

Balance, end of year             $ 1,532      $ 1,973      $ 1,913           $  2,135      $    542      $   551
                                 =======      =======      =======           ========      ========      =======


The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales.
The related allowances are deducted from accounts receivable.

(1) Relates primarily to the acquisition of S&H Papier-Holding GmbH.

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

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993) as amended by Articles of Merger dated January 30, 1979 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of
               Authorized Shares dated May 12, 1980 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated
               September 23, 1981 (incorporated by reference to
               Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated August 2, 1982
               (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of
               Authorized Shares dated July 29, 1983 (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1993); by Articles of Amendment dated April 25, 1984
               (incorporated by reference to Exhibit 3(a) of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994); a Statement of Reduction of
               Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-
               K for the year ended December 31, 1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31,
               1985); by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit (3) of Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of Registrant's Form 10-K for the year ended December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit
               (3)(b) of Registrant's Form 10-K for the year ended December 31,
               1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1989); Articles of Amendment dated November 29, 1990 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1990); Articles of Amendment dated June 26, 1991 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1991); Articles of Amendment dated August 7, 1992 (incorporated by reference to
               Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1992); Articles of Amendment dated July 30, 1993 (incorporated by reference to Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993); and Articles of Amendment dated January 26, 1994 (incorporated by reference to
               Exhibit 3(b) of Registrant's Form 10-K for the year ended December 31, 1993).

(3)(b) Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR) (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31, 1993).

(3)(c)         By-Laws as amended through March 17, 1999.

(4)(a)         Escrow Agreement, dated as of February 24, 1997 between P. H.
               Glatfelter Company and the Bank of New York relating to the 5-7/8% Notes due March 1, 1998 (incorporated by reference to Exhibit (4)(c) of Registrant's Form 10-K for the year ended December 31, 1996).

(4)(b) Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(4)(c) Registration Rights Agreement, dated as of July 22, 1997, among P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended effective December 17, 1998.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c)        P. H. Glatfelter Company Supplemental Executive
               Retirement Plan, as amended and restated effective
               April 23, 1998.

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(e) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(e) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of Registrant's Form 10-K for the year ended December 31, 1990).

(10)(f)        P. H. Glatfelter Company Supplemental Management
               Pension Plan, effective as of April 23, 1998.

(10)(g) P.H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended April 23, 1997 (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated March 14, 1997).

(10)(h) P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998.

(10)(i) Loan Agreement, dated February 24, 1997 between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(j) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31,
               1996).

(10)(k)        Credit Agreement, dated as of December 22, 1997 among
               P. H. Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents (incorporated by reference to Exhibit (10)(j) of Registrant's Form 10-K for the year ended December 31, 1997).

(21)           Subsidiaries of the Registrant

(23)           Consent of Independent Certified Public Auditors

(27)           Financial Data Schedule