Form 10-Q
period 1999-03-31
GLATFELTER P H CO
filed 1999-05-17
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to______________________


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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]    No[ ].

       Shares of Common Stock outstanding at May 12, 1999 were 42,157,784.

                            P. H. GLATFELTER COMPANY

                                      INDEX

     PART I - FINANCIAL INFORMATION

     Financial Statements:


         Condensed Consolidated Statements of Income -

              Three Months Ended March 31, 1999 and 1998 (Unaudited)........  3


         Condensed Consolidated Balance Sheets - March 31, 1999

              (Unaudited) and December 31, 1998............................   4


         Condensed Consolidated Statements of Cash Flows - Three

              Months Ended March 31, 1999 and 1998 (Unaudited).............   5


         Notes to Condensed Consolidated Financial Statements

              (Unaudited)..................................................   6


         Independent Accountants' Report...................................  11


         Management's Discussion and Analysis of Financial Condition

              and Results of Operations....................................  12

         Quantitative and Qualitative Disclosures About Market Risk........  19


     PART II - OTHER INFORMATION...........................................  19


     SIGNATURE.............................................................  21


     INDEX OF EXHIBITS.....................................................  22


        Exhibit 15 - Letter in Lieu of Consent Regarding Review

                     Report of Unaudited Interim Financial

                     Information

        Exhibit 27 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                         Three Months Ended
                                        3/31/99     3/31/98
                                       ---------   ---------

Revenues
  Net sales                            $ 165,846   $ 193,216

  Other income - net
     Energy sales - net                    2,238       2,169
     Interest on investments and
      other - net                            370       1,528
     Gain (loss) from property
      dispositions, etc. - net               920        (104)
                                       ---------   ---------
                                           3,528       3,593

              Total revenues             169,374     196,809

Costs and expenses
   Cost of products sold                 138,163     152,287
   Selling, general and
      administrative expenses             13,509      13,146
   Interest on debt - net                  4,790       6,423
                                       ---------   ---------
                                         156,462     171,856

Income before income taxes                12,912      24,953

Income tax provision
   Current taxes                           4,126       7,189
   Deferred taxes                            646       2,437
                                       ---------   ---------
              Total                        4,772       9,626

Net income                             $   8,140   $  15,327
                                       =========   =========

Basic and diluted earnings per share   $    0.19   $    0.36
                                       =========   =========

     See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                3/31/99
                                              (unaudited)   12/31/98
                                               ---------    ---------
Current assets:
   Cash and cash equivalents                   $  48,232    $  50,907
   Accounts receivable - net                      79,852       70,076
   Inventories:
      Raw materials                               33,753       37,559
      In process and finished                     48,151       49,901
      Supplies                                    30,775       30,392
                                               ---------    ---------
         Total inventories                       112,679      117,852

   Prepaid expenses and other current assets       2,236        3,073
                                               ---------    ---------
            Total current assets                 242,999      241,908

Plant, equipment and timberlands - net           609,272      628,156

Other assets                                     120,812      120,674
                                               ---------    ---------
               Total assets                    $ 973,083    $ 990,738
                                               =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt           $   1,983    $   2,088
   Short-term debt                                24,573       28,990
   Accounts payable                               37,222       34,293
   Dividends payable                               7,375        7,365
   Income taxes payable                            9,625        8,189
   Accrued compensation and other expenses
      and deferred income taxes                   39,821       45,951
                                               ---------    ---------
            Total current liabilities            120,599      126,876

Long-term debt                                   312,713      325,381

Deferred income taxes                            124,765      123,321

Other long-term liabilities                       70,208       71,231

Commitments and contingencies

Shareholders' equity:
   Common stock                                      544          544
   Capital in excess of par value                 42,391       42,612
   Retained earnings                             485,558      484,793
   Accumulated other comprehensive income         (2,160)      (1,611)
                                               ---------    ---------

               Total                             526,333      526,338
Less cost of common stock in treasury           (181,535)    (182,409)
                                               ---------    ---------
               Total shareholders' equity        344,798      343,929
                                               ---------    ---------

               Total liabilities and
                  shareholders' equity         $ 973,083    $ 990,738
                                               =========    =========

     See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                    3/31/99      3/31/98
                                                                   ---------    ---------
Cash flows from operating activities:
   Net income                                                      $   8,140    $  15,327
   Items included in net income not using
   (providing) cash:
      Depreciation, depletion and amortization                        12,292       11,872
      Loss (gain) on disposition of fixed assets                        (908)           1
      Expense related to employee stock purchase and
         401(k) plans                                                     63          467
   Change in assets and liabilities, net of effect
      of acquisition:
      Accounts receivable                                            (11,358)     (13,878)
      Inventories                                                      2,683        8,261
      Other assets and prepaid expenses                               (4,001)      (4,711)
      Accounts payable, accrued compensation and
         other expenses, deferred income taxes
         and other long-term liabilities                                 453      (11,792)
      Income taxes payable                                               984        2,133
      Deferred income taxes - noncurrent                               2,322        2,753
                                                                   ---------    ---------
Net cash provided by operating activities                             10,670       10,433
                                                                   ---------    ---------

Cash flows from investing activities:
   Sale or maturity of investments - net                                   2      154,876
   Proceeds from disposal of fixed assets                                949           13
   Additions to plant, equipment and timberlands                      (5,914)      (9,818)
   Acquisition of S&H  - net of cash acquired                             --     (147,491)
                                                                   ---------    ---------
Net cash used in investing activities                                 (4,963)      (2,420)
                                                                   ---------    ---------

Cash flows from financing activities:
   Net borrowing of short-term debt                                       --       14,249
   Net payment of other long-term debt                                  (637)     (14,609)
   Repayment of 5-7/8% Notes                                              --     (150,000)
   Acquisition-related borrowings                                         --      101,500
   Dividends paid                                                     (7,365)      (7,376)
   Purchases of common stock                                              --       (2,614)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                                   --          285
                                                                   ---------    ---------
Net cash used in financing activities                                 (8,002)     (58,565)
                                                                   ---------    ---------

Effect of exchange rate changes on cash                                 (380)          32

Net decrease in cash and cash equivalents                             (2,675)     (50,520)

Cash and cash equivalents:

At beginning of year                                                  50,907       66,919
                                                                   ---------    ---------
At end of period                                                   $  48,232    $  16,399
                                                                   =========    =========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                        $   8,595    $   9,523
   Income taxes                                                          844        5,138

     See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       ACQUISITION OF S&H

         Effective January 2, 1998, the Registrant acquired all of the outstanding common stock of S&H Papier-Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group, for DM 268,900,000 (approximately $150,000,000) in cash. The purchase price was finalized in the fourth quarter of 1998. The Registrant accounted for the S&H acquisition under the purchase method of accounting, and S&H was consolidated with the Registrant beginning in January 1998.

2.       EARNINGS PER SHARE ("EPS")

         Basic EPS excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS includes the effect of potential dilution from the issuance of common stock, pursuant to common stock equivalents, using the treasury stock method. A reconciliation of the Registrant's basic and diluted EPS follows with the dollar and share amounts in thousands:


                                            Three Months Ended
                                                 March 31
                                     --------------------------------
                                          1999              1998
                                     ---------------   --------------

                                         Shares            Shares
                                     --------------    --------------

Basic EPS                                    42,110            42,150
Effect of potentially
  dilutive employee
  incentive plans:
     Restricted stock
       awards                                    11                26
     Performance stock
       awards                                   142               126
     Employee stock
       options                                   --                31
                                      -------------    --------------

Diluted EPS                                  42,263            42,333
                                      =============    ==============

Net income                            $       8,140    $       15,327

Basic and diluted EPS                 $        0.19    $         0.36


3.       ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. The Registrant is evaluating the effects that the adoption of SFAS No. 133 may have on its consolidated financial position and results of operations.

4.       INTEREST RATE SWAP AGREEMENTS

         To offset some of the variable rate characteristics of the total borrowings under the Registrant's revolving credit facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $28,868,000 as of March 31, 1999). Under the agreements, the Registrant pays fixed
         rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR"). The composite six-month DM LIBOR applicable for the first half of 1999 is approximately 3.3%. The Registrant recognized net interest expense of $329,000 and $73,000 in the first quarter of 1999 and 1998, respectively, related to these agreements.

         In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $27,500,000 as of March 31, 1999). Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the DM LIBOR plus twenty basis points, which is 3.2% for the first three months of the agreement, and pays a fixed rate of 3.4075% for the term of the agreement. Under the second agreement, which is effective July 6, 1999, the Registrant will receive a floating rate, which is also the DM LIBOR plus twenty basis points, and will pay a fixed rate of 3.425% for the term of the agreement. These agreements convert a portion of the Registrant's borrowings under its revolving credit facility from a floating rate to a fixed rate basis.

         The Registrant has other various interest rate swap agreements outstanding, which did not have a material impact on the Registrant's consolidated financial statements. Although the Registrant can pay to terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their maturities.

5.       COMPREHENSIVE INCOME

         For the three months ended March 31, 1999 and 1998, comprehensive income was $7,591 and $16,565, respectively. Comprehensive income includes the effects of changes in certain currency exchange rates relative to the U.S. dollar.

6.       DIRECTORS' COMPENSATION

         On May 1, 1999, the Registrant granted to each non-employee member of its Board of Directors options to purchase 1,500 shares of common stock for a total of 13,000 options granted. Such options become exercisable on May 1, 2000 at an exercise price of $13.1718 and expire on April
         30, 2009.

7.       COMMITMENTS AND CONTINGENCIES

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

         The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Registrant's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Registrant. The Registrant cannot determine the impact that the new permit will have on the Registrant if it contains objectionable terms because the material terms of the final form of the permit are unknown.

         On or about April 16, 1999, the United States Environmental Protection Agency ("EPA") issued to the Registrant a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for purportedly failing to obtain appropriate preconstruction air quality permits in conjunction with certain modifications to its Spring Grove mill. EPA announced that the Registrant was one of seven pulp and paper mill operators to have received contemporaneously an NOV alleging this kind of violation. EPA alleged that the Registrant's modifications produced significant net emissions increases in certain air pollutants which should have been covered by appropriate permits.

         For all but one of the modifications cited by EPA, the Registrant applied for and obtained from the Pennsylvania DEP the preconstruction permits which the Registrant concluded were required by applicable law. EPA reviewed those applications before the permits were issued. The Registrant conducted an evaluation at the time of the other modification, and concluded that the preconstruction permit cited by EPA was not required. EPA has not informed the Registrant as to the source or amount of the emissions increases which EPA believes have occurred, nor has EPA made any demand for action or relief from the Registrant.

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

         On January 30, 1997, the Registrant and six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies are required to provide in the aggregate $10,000,000 in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment work, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The actual cost to be incurred by the companies for such activities will exceed $10,000,000. Such costs are expected to be incurred over a four-year period, although the bulk of the amount should be spent by the end of 1999. The Registrant's final allocated portion of such costs is unknown.

         The State has agreed to act as "lead authorized official" under federal law for purposes of any assessment of damages to natural resources within Wisconsin, except those within the administrative jurisdiction of a federal agency. The United States Fish and Wildlife Service ("USFWS"), together with the National Oceanic and Atmospheric Administration and at least one Indian tribe, however, is conducting its own assessment despite the State's status. In general, the parties to the Wisconsin Agreement have agreed to toll all limitations periods and to forbear from litigation during the term of this agreement. The parties hope to conclude a final resolution of all of the State's claims during the course of, or after completion of, the work called for by the agreement.

         By letter dated January 31, 1997, the USFWS provided 60 days' notice of the intention of the United States Departments of the Interior and Commerce to commence an action for natural resources damages against the Registrant and the six other companies referred to above relating to the discharge of PCB's and other hazardous substances into the lower Fox River. No such action has commenced and the Registrant does not know the amount which the federal trustees will claim as natural resources damages, but the Registrant believes that it will be substantial.

         On July 11, 1997, the Wisconsin DNR, the United States Department of the Interior, the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, the National Oceanic and Atmospheric Administration and the EPA entered into a Memorandum of Agreement (the "MOA") which provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. The MOA further states that, based on current information, removal of the PCB-contaminated sediments in the lower Fox River is expected to be the principal, but not exclusive, action undertaken to achieve restoration and rehabilitation of injured natural resources. The MOA anticipates funding from the Registrant and the six other companies, all of which are identified as potentially responsible parties.

         The EPA has proposed to include the Fox River/Green Bay site on the National Priorities List maintained pursuant to the Comprehensive Environmental Response, Compensation and Liability Act. The EPA rejected the potentially responsible parties' offer to perform a remedial investigation and feasibility study ("RI/FS") for the site and the Wisconsin DNR commenced preparation of the RI/FS.

         On February 26, 1999, Wisconsin DNR released a draft RI/FS for the lower Fox River for public comment. In the draft RI/FS, Wisconsin DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. The Registrant and the other six companies have submitted extensive technical comments to the draft RI/FS. In addition, the Registrant has submitted its individual comments to the draft RI/FS. After consideration of public comments, the draft RI/FS may be revised to add, delete or amend the remedial alternatives.

         Based on current information and advice from its environmental consultants, the Registrant continues to believe that an aggressive effort, as included in certain remedial alternatives in the draft RI/FS, to remove PCB-contaminated sediment, much of which is buried under cleaner material or is otherwise unlikely to move, would be environmentally detrimental and, therefore, inappropriate.

         The Registrant currently is unable to predict the ultimate costs to the Registrant related to this matter, because the Registrant cannot predict which remedy will be selected for the site or its share of the cost of that remedy.

         The Registrant continues to believe it is likely that this matter will result in litigation; however, the Registrant believes it will be able to persuade a court that removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB-contaminated sediments is inappropriate, that it would prevail in any resulting litigation, that its share of the cost of any remedy selected would not have a material adverse effect on the Registrant's consolidated financial condition, liquidity and results of operations or that the Registrant's share of such cost would not exceed its available resources.

         The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves, including, but not limited to, its share of the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its negotiations with the State and the United States concerning those areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

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

8.       SUBSEQUENT EVENT

         The January 2, 1998 acquisition of S&H included a 50% controlling ownership interest in Papeteries de Cascadec S.A. ("Cascadec"), a French company, along with the right to acquire the remaining 50% at a future time. The Registrant had expected to exercise this option in the first quarter of 1999 but did not receive final approval from the European cartel authorities until April 1, 1999. On April 9, 1999, the Registrant completed the exercise of its option and purchased the remaining 50% of Cascadec for FF 45,181,233 (approximately $7,400,000). As of March 31, 1999 and December 31, 1998, a minority interest of $9,842,000 and $10,032,000, respectively, associated with Cascadec is classified as "Other long-term liabilities" on the Registrant's Condensed Consolidated Balance Sheets. The excess of the minority interest balance over the amount paid for Cascadec will be recognized in earnings in future years.

9.       DISCLOSURE STATEMENT

         In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year.

                         INDEPENDENT ACCOUNTANTS' REPORT


P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 16, 1999, except for Note 6 as to
  which the date is May 1, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

This discussion and analysis contains forward-looking statements. See
"Cautionary Statement" set forth in Item 5.

Effective January 2, 1998, the Registrant acquired all of the outstanding common stock of S&H Papier-Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group, for DM 268,900,000 (approximately $150,000,000) in cash. The purchase price was finalized in the fourth quarter of 1998. The
Registrant accounted for the S&H acquisition under the purchase method of accounting, and S&H was consolidated with the Registrant beginning in January
1998.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                          Comparison of
                                        Three Months Ended
                                        March 31, 1999 and
                                          March 31, 1998
                                      ----------------------
                                        Increase (Decrease)
                                      (dollars in thousands)


Net sales                            (27,370)        (14.2)%
Other income - net                       (65)         (1.8)%
Cost of products sold                (14,124)         (9.3)%
Selling, general and
    administrative expenses              363           2.8%
Interest on debt - net                (1,633)        (25.4)%
Income tax provision                  (4,854)        (50.4)%
Net income                            (7,187)        (46.9)%


NET SALES

Worldwide net sales decreased $27,370,000, or 14.2%, for the first quarter of 1999 compared to the first quarter of 1998. This decrease was a result of a decreased average net selling price per ton as well as relatively weak demand.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers. Total net sales of specialized printing papers decreased by 18.6% in the first quarter of 1999 compared to the first quarter of 1998 as the impact of an 8.1% decrease in net sales volume was compounded by an 11.5% decrease in average net selling prices.

The decreased sales volume of specialized printing papers was largely due to weaker demand for many of the Registrant's products in the first quarter of 1999 compared to the first quarter of 1998. The Registrant lost approximately 3,000 tons, or approximately 2%, of its volume due to lack of orders early in the first quarter of 1999 compared to a loss of 1,000 tons, or approximately 1%, in the first quarter of 1998. In addition, the Registrant completed the installation of inclined wire technology on an existing paper machine. This installation in Gernsbach, Germany allowed the Registrant to transfer some of its production capacity previously dedicated to specialized printing papers to more profitable engineered papers.

Although sales volume of the Registrant's specialized printing papers decreased in the first quarter of 1999 compared to the first quarter of 1998, demand for such products considerably improved throughout the first quarter of 1999. To date in the second quarter of 1999, the Registrant has not taken significant market-related downtime related to its specialized printing papers operations.
The Registrant expects that demand for its specialized printing papers will remain relatively strong for the remainder of 1999 and does not anticipate the need for market-related downtime at any of its specialized printing papers production facilities in the near future.

In February 1999, the Registrant announced a price increase for its envelope papers. This price increase was fully implemented by the middle of April. Based upon the assumption of continued strong demand for the remainder of 1999, the Registrant believes that modest price increases may be implemented on certain of its specialized printing papers later this year.

Net sales of engineered papers for the three months ended March 31, 1999 were $9,395,000 lower than in the corresponding 1998 period. This decrease was primarily the result of pricing and demand erosion for the Registrant's tobacco papers.

Net sales of the Registrant's engineered papers, excluding tobacco papers, increased by a modest 0.3% in the first quarter of 1999 versus the first quarter of 1998. A decrease in net average selling prices of 9.3% was more than offset by an increase in net sales volume of 10.6%. Volume increased due to a variety of factors, including the transfer of production capacity from certain grades of less profitable specialized printing papers to engineered papers. In addition, the Registrant is selling certain new grades of engineered papers that had not yet developed in the first quarter of 1998. Despite these increases in volume, average selling prices were 9.3% lower in the first quarter of 1999 versus the first quarter of 1998. The average net selling price decrease was largely due to a mix of products sold with lower average selling prices within this product group as pricing remained relatively steady.

The Registrant continues to strive to improve its overall product mix by concentrating its efforts on maximizing sales of more profitable engineered papers. As noted above, installation of inclined wire technology will allow it to produce more profitable engineered papers, including tea bag, porous plug wrap and overlay papers. In addition, its Spring Grove, Pennsylvania facility continues to pursue aggressively the development and marketing of new engineered paper products produced with its gravure coater and expects that this new piece of equipment will have an increasing positive impact on its future results of operations.

Net sales of tobacco papers declined in the first quarter of 1999 compared to the first quarter of 1998 by 21.9% as net sales volume decreased by 14.7% and average net selling prices declined by 8.4%.

Volume and pricing for tobacco papers were lower in the first quarter of 1999 in the U.S. and international markets as compared to the first quarter of 1998. The Registrant has finalized the negotiations of supplier contracts with most of its customers which resulted in pricing concessions. The Registrant does not expect its tobacco papers business to show significant recovery in the foreseeable future due to worldwide production overcapacity. The Registrant expects a modest increase in demand for its products overseas, as the global economy recovers, especially in Asia and Russia. Such increase will largely be offset by a decrease in U.S. tobacco paper demand. The Registrant has taken aggressive steps to remove costs from its tobacco papers operations.

OTHER INCOME - NET

The Registrant's other income - net decreased $65,000, or 1.8%, for the first quarter of 1999 compared to the corresponding period of 1998. Interest on investments and other - net was $1,158,000 lower for the first three months of 1999 versus the first three months of 1998. During the first quarter of 1998, the Registrant recognized interest income on $150,000,000 held in a defeasance trust which was ultimately used to repay in full principal and interest on its 5-7/8% Notes on March 1, 1998. No such trust interest income was recognized in the first quarter of 1999.

Largely offsetting this decrease was a gain resulting from the sale of a tract of timberland located in Delaware. From time to time the Registrant divests of certain tracts of its timberlands such as this as it is offered attractive prices. The Registrant does not actively solicit the sale of its timberlands so as to maintain its own sources of raw materials. No significant land sales occurred in the first quarter of 1998.

COST OF PRODUCTS SOLD

The Registrant's cost of products sold decreased by $14,124,000, or 9.3%, in the first three months of 1999 versus the first three months of 1998. This was primarily a result of lower production volumes due to the weaker demand for the Registrant's products in the first quarter of 1999 versus first quarter of 1998. The cost of products sold per ton was down 3.2% over this same period. The Registrant has seen prices for its principal raw material, market pulp, decrease over the past four quarters thereby reducing its cost of products sold per ton in the first quarter of 1999 versus the same quarter of 1998. In addition, as outlined below under the heading, "Early Retirement Program and Other Cost Control Measures," the Registrant has taken initiatives to remove costs from its business which have also had a positive impact in reducing its cost of products sold per ton.

Although the cost of products sold per ton decreased, the average net selling price per ton also decreased, resulting in a decrease in gross margin per ton of 27.9% in the first quarter of 1999 compared to the first quarter of 1998.

The Registrant expects that over the last three quarters of 1999, market pulp prices will increase modestly. Since pricing for certain of the Registrant's products typically follows that of market pulp, the Registrant also expects corresponding improved pricing for such products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The Registrant's selling, general and administrative expenses for the first quarter of 1999 were $363,000, or 2.8% higher than for the comparable period of 1998 largely due to increased legal and professional expenses.

INTEREST ON DEBT - NET

The Registrant's interest on debt - net decreased by $1,633,000, or 25.4%, for the three months ended March 31, 1999 versus the comparable period of 1998. On March 1, 1998, $150,000,000 principal amount of the Registrant's 5-7/8% Notes matured and were retired. As a result, the average borrowings in the first quarter of 1999 were lower than the first quarter of 1998, resulting in the lower interest on debt - net.

INCOME TAX PROVISION

The Registrant's income tax provision decreased by $4,854,000, or 50.4%, for the first quarter of 1999 versus the first quarter of 1998. The decrease was almost entirely due to the reduction of net income in 1999 versus 1998.


FINANCIAL CONDITION


LIQUIDITY

Cash and cash equivalents decreased by $2,675,000 during the first three months of 1999. Net cash provided by operating activities of $10,670,000 was more than offset by cash used in investing activities of $4,963,000 and financing activities of $8,002,000. Significant cash activities during the first three months of 1999 included the payment of $7,365,000 of dividends and $5,914,000 for plant, equipment and timberlands.

To finance the acquisition of S&H, on December 22, 1997, the Registrant entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of March 31, 1999, the Registrant's outstanding borrowings were DM 282,200,000 (approximately $155,100,000) under the Revolving Credit Facility.

To offset some of the variable rate characteristics of the total borrowing under the Revolving Credit Facility, effective in January 1998, the Registrant entered into two interest rate swap agreements, each having total notional principal amounts of DM 52,600,000 (approximately $28,868,000 as of March 31, 1999). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR"). The composite six-month DM LIBOR applicable for the first half of 1999 is approximately 3.3%. The Registrant recognized net interest expense of $329,000 in the first quarter of 1999 related to these agreements.

In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $27,500,000 as of March 31, 1999). Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the DM LIBOR plus twenty basis points, which is 3.2% for the first three months of the agreement, and pays a fixed rate of 3.4075% for the term of the agreement. Under the second agreement, which is effective July 6, 1999, the Registrant will receive a floating rate, which is also the DM LIBOR plus twenty basis points, and will pay a fixed rate of 3.425% for the term of the agreement. These agreements convert a portion of the Registrant's borrowings under its Revolving Credit Facility from a floating rate to a fixed rate basis.

The Registrant has other various interest rate swap agreements outstanding, which did not have a material impact on the Registrant's consolidated financial statements. Although the Registrant can pay to terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their maturities.

On July 22, 1997, the Registrant issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007. The 6-7/8% Notes are redeemable, in whole or in part, at the option of the Registrant at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption. The 6-7/8% Notes are unsecured and unsubordinated indebtedness of the Registrant. Interest on the Notes is payable semiannually on January 15 and July 15.

The Registrant expects to meet all its near and long-term cash needs from a combination of internally generated funds, cash, cash equivalents, marketable securities, the Revolving Credit Facility or other bank lines of credit and, if prudent, other long-term debt.

INTEREST RATE RISK

The Registrant uses its Revolving Credit Facility and 6-7/8% Notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Registrant to interest rate risk resulting from changes in the DM LIBOR. The Registrant uses off-balance sheet interest rate swap agreements to partially hedge interest rate exposure associated with on-balance sheet financial instruments. All of the Registrant's derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and Notes as of March 31, 1999. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                             Year of Maturity
                                   ----------------------------------------------------------------
                                                       (dollar amounts in thousands)
                                                                                                         Total
                                                                                                         Due at    Fair Value at
                                     1999       2000       2001       2002        2003   Thereafter      Maturity     3/31/99
                                   --------    --------   --------   --------    ------- ----------     ---------   ----------
Debt:
     Fixed rate principal          $  1,983    $  1,660   $  1,660   $  1,481    $ 1,302   $151,555     $ 159,641     $158,828
       Average interest rate           6.85%       6.85%      6.85%      6.86%      6.87%      6.87%
     Variable rate principal       $     --    $     --   $     --   $155,655    $    --   $     --     $ 155,655     $155,055
       Average interest rate           3.71%       3.53%      3.30%      3.30%        --         --

Interest rate swap agreements:
     Variable to fixed swaps
     principal amount              $  3,529    $ 33,324   $ 20,902   $ 94,945    $    --   $     --     $ 120,700     $   (990)
       Average pay rate                4.39%       4.09%      3.84%      3.42%        --         --
       Average receive rate            3.43%       3.35%      3.25%      3.25%        --         --

CAPITAL RESOURCES

The Registrant invested $5,914,000 in capital expenditures for the first three months of 1999 compared to $9,818,000 for the first three months of 1998. The Registrant estimates a total of approximately $34,000,000 will be spent on capital projects during 1999, approximately 15% less than 1998.

ENVIRONMENTAL MATTERS

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as its disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. During 1998, 1997 and 1996, the Registrant incurred approximately $17,700,000, $14,800,000 and $15,200,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The cost of such damages and response costs is presently unknown but could be substantial and perhaps exceed the Registrant's available resources as discussed in Note 7 to the Registrant's condensed consolidated financial statements. Management's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's consolidated financial condition or liquidity, but could have a material adverse effect on the Registrant's consolidated results of operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's consolidated financial condition or liquidity will not occur at some future time.


ENVIRONMENTAL ACHIEVEMENTS

On April 20, 1999, the Registrant announced that its Spring Grove mill was the first pulp and paper mill in the United States to achieve ISO 14001 certification for its environmental management system and its commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management system. As a part of maintaining its certification, the mill's environmental management system will be audited by a third party on an ongoing, periodic basis. The Registrant's Gernsbach, Germany facility is also ISO 14001 certified. The Registrant plans to achieve ISO 14001 certification at all of its other mills by 2001.

Also on April 20, 1999, the Registrant announced its New Century Project. The New Century Project is a commitment by the Registrant to participate in the EPA's Advanced Technology Incentive Program under the Cluster Rules at its Spring Grove mill. This project will include a capital investment of approximately $32,000,000 over the next six years. As a result of this capital investment, the Registrant expects to eliminate the use of elemental chlorine in its bleaching process, reduce odor emissions and improve water quality. The New Century Project demonstrates the Registrant's commitment to minimizing its impact on natural resources.

EARLY RETIREMENT PROGRAM AND OTHER COST CONTROL MEASURES

During the second quarter of 1998, the Registrant announced a Voluntary Early Retirement Enhancement Program ("VEREP") to certain of its salaried employees. The Registrant recognized one-time charges for this VEREP in the third and fourth quarters of 1998. During the first quarter of 1999, the Registrant estimates that it realized $1,700,000 of pre-tax cost savings as a result of the VEREP. When fully implemented by the third quarter of 1999, the Registrant expects to realize a favorable impact on its cost structure of approximately $2,100,000 per quarter.

Early in 1999, the Registrant announced its intention to eliminate approximately 45 hourly positions by the end of 1999 at its Spring Grove mill. When these job eliminations are completed, the Registrant expects to realize annual pre-tax cost savings of approximately $2,500,000. The Registrant currently employs approximately 750 hourly employees at this location.

The Registrant's procurement function has undertaken initiatives to reduce costs for certain purchased products and services. In addition, the Registrant is reevaluating its target inventory levels for maintenance supplies and raw materials, renegotiating certain freight contracts and critically reviewing its needs for routine outside contracting work. The Registrant expects to achieve significant cost savings as a result of these initiatives.

YEAR 2000 READINESS DISCLOSURE

The Registrant continues to make progress and, with the exception of some isolated systems at its Neenah mill, has achieved Year 2000 compliance for its mission critical systems. The Registrant expects to achieve Year 2000 compliance on its non-critical systems by the end of the second quarter of 1999.

The Registrant has information technology systems and non-information technology systems. The Registrant's information technology systems include both internally and externally developed business systems. Nearly all of the Registrant's business systems have been developed internally. Non-information technology systems include computer process control equipment as well as embedded technology, such as micro-controllers, which are critical to the operation of production equipment and facilities.

The Registrant's three-phase approach to achieve its internal Year 2000 compliance includes an inventory phase, an assessment phase and a modifications and testing phase. The Registrant has completed the inventory phase for all of its information technology and non-information technology systems. The Registrant has also completed both the assessment phase and modifications and testing phase for substantially all of its systems with the exception of a small number of non-critical systems which should be completed by the end of the second quarter of 1999. In addition, the assessment, modification and testing of some isolated critical systems at the Neenah mill will not occur until the third quarter of 1999. This delay is due to the desire to coincide any machine downtime required to meet Year 2000 compliance with planned maintenance downtime to minimize disruption to the operation of the mill.

The Registrant has used internal information technology personnel almost exclusively to inventory, assess, modify and test existing systems and has primarily incurred only normal wage, benefit and related costs for its normal complement of information technology personnel. The Registrant expensed approximately $634,000 and $125,000 during 1998 and 1997, respectively, in such costs supporting its Year 2000 compliance efforts. The Registrant estimates it will incur $700,000 for these internal costs during 1999 to complete its Year 2000 efforts.

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

To date, the Registrant has made minor capital expenditures to replace certain systems or equipment which were not Year 2000 compliant. The Registrant incurred approximately $70,000 in capital related costs during the first quarter of 1999 to achieve Year 2000 compliance of its information and non-information technology systems. The Registrant estimates an additional $190,000 in capital costs will be incurred during the balance of 1999 related to Year 2000 compliance.

The Registrant relies significantly on selected key vendors of raw materials, energy, telecommunications and other vital services. The Registrant also generates significant revenues from various key customers. The Registrant continues its efforts in addressing Year 2000 compliance by key third parties by making inquiries to all such third parties and assessing the responses received. Inquiries have been sent to all identified key third parties. To date, the Registrant has received the vast majority of responses and no significant issues have been discovered. The Registrant hopes to have received and assessed all remaining responses by the end of the second quarter of 1999.

A contingency planning team, made up of key personnel from its corporate operations as well as its operating locations, is meeting regularly to assess current disaster recovery procedures as well as to assess and prioritize risks relating to Year 2000 noncompliance by its key vendors and customers. This team expects to have a complete plan in place by October 1999. Contingency planning for those critical systems which are subject to higher risk will be addressed prior to this date. Despite such contingency plans, it is reasonably possible that, in the worst case, some of the Registrant's key vendors or customers could experience operational interruptions as a result of non-compliance of their systems. As a result, the Registrant may be forced to interrupt the operation of one or more of its mills or be required to increase its costs or decrease its selling prices to remain operational. In such an event, the Registrant's business and results of operations could be materially adversely affected.

SUBSEQUENT EVENT

The January 2, 1998 acquisition of S&H included a 50% controlling ownership interest in Papeteries de Cascadec S.A. ("Cascadec"), a French company, along with the right to acquire the remaining 50% at a future time. The Registrant had expected to exercise this option in the first quarter of 1999 but did not receive final approval from the European cartel authorities until April 1, 1999. On April 9, 1999, the Registrant completed the exercise of its option and purchased the remaining 50% of Cascadec for FF 45,181,233 (approximately $7,400,000). As of March 31, 1999 and December 31, 1998, a minority interest of $9,842,000 and $10,032,000, respectively, associated with Cascadec is classified as "Other long-term liabilities" on the Registrant's Condensed Consolidated Balance Sheets. The excess of the minority interest balance over the amount paid for Cascadec will be recognized in earnings in future years.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 4 to the Registrant's condensed consolidated financial statements.


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Shareholders was held on April 28, 1999. All of the Board of Directors' nominees for election as Directors were elected by the shareholders. Each was elected to a term expiring in 2002. The votes cast for election of Directors were as follows, with cumulative voting applied:

                                       For                  Withheld
                                    ----------              --------

         N. DeBenedictis            37,638,288              228,596
         P. G. Foulkrod             37,620,950              245,934
         G. H. Glatfelter           37,420,652              446,232
         M. A. Johnson II           37,422,767              444,117
         R. W. Kelso                37,639,379              227,505

No other matters were voted upon at the meeting.

ITEM 5.  OTHER INFORMATION

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products, environmental matters and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (viii) adverse results in litigation; (ix) fluctuations in currency exchange rates; (x) failure of third parties which are material to the Registrant to become Year 2000 compliant thereby interrupting their and the Registrant's business operations; and (xi) disruptions in production and/or increased costs due to labor disputes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)        EXHIBITS

                    Number        Description of Documents
                    ------        ------------------------


                      15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

                      27          Financial Data Schedule

         (b)        REPORTS ON FORM 8-K

                    Item 5
                           Current Report on Form 8-K dated February 26, 1999 filed on March 11, 1999.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           P. H. GLATFELTER COMPANY



Date:   May 14, 1999                       /s/ R.P. NEWCOMER
                                           -------------------------------------
                                               R. P. Newcomer
                                               Executive Vice President
                                               and Chief Financial Officer

                                INDEX OF EXHIBITS


                  Number                   Description of Documents
                  ------                   ------------------------


                    15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

                    27                     Financial Data Schedule