Form 10-Q/A
period 1999-03-31
GLATFELTER P H CO
filed 1999-06-04
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

PART II - OTHER INFORMATION

  ITEM 6.(a) EXHIBIT 27 - FINANCIAL DATA SCHEDULE


PART I - FINANCIAL INFORMATION

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

                                                             Year of Maturity
                                   ----------------------------------------------------------------
                                                       (dollar amounts in thousands)
                                                                                                         Total
                                                                                                         Due at    Fair Value at
                                     1999       2000       2001       2002        2003   Thereafter      Maturity     3/31/99
                                   --------    --------   --------   --------    ------- ----------     ---------   ----------
Debt:
     Fixed rate principal          $  1,983    $  1,660   $  1,660   $  1,481    $ 1,302   $151,555     $ 159,641     $158,828
       Average interest rate           6.85%       6.85%      6.85%      6.86%      6.87%      6.87%
     Variable rate principal       $     --    $     --   $     --   $155,055    $    --   $     --     $ 155,055     $155,055
       Average interest rate           3.71%       3.53%      3.30%      3.30%        --         --

Interest rate swap agreements:
     Variable to fixed swaps
     principal amount              $  3,529    $ 33,324   $ 28,902   $ 54,945    $    --   $     --     $ 120,700     $   (990)
       Average pay rate                4.39%       4.09%      3.84%      3.42%        --         --
       Average receive rate            3.43%       3.35%      3.25%      3.25%        --         --

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

PART II - OTHER INFORMATION

ITEM 6.(a) EXHIBIT 27 - FINANCIAL DATA SCHEDULE