Form 10-Q/A
period 1999-03-31
GLATFELTER P H CO
filed 1999-06-24
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                                Amendment No. 2

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

                            P. H. GLATFELTER COMPANY

                                     INDEX

Note: This quarterly report is being refiled to incorporate signature page.

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



                                           P. H. GLATFELTER COMPANY



Date:   June 24, 1999                      /s/ R.P. NEWCOMER
                                           -------------------------------------
                                               R. P. Newcomer
                                               Executive Vice President
                                               and Chief Financial Officer