Form 10-Q
period 1999-06-30
GLATFELTER P H CO
filed 1999-08-16
CIK 41719

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               -------------

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________


                          Commission File No. 1-3560
                                              ------

                           P. H. GLATFELTER COMPANY
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


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

             Shares of Common Stock outstanding at August 11, 1999 were 42,193,652.

                           P. H. GLATFELTER COMPANY

                                     INDEX

          Part I - Financial Information
          ------------------------------

          Financial Statements:


            Condensed Consolidated Statements of Income -

               Three Months and Six Months Ended June 30,

               1999 and 1998 (Unaudited)..................................    3


            Condensed Consolidated Balance Sheets - June 30, 1999

               (Unaudited) and December 31, 1998..........................    4


            Condensed Consolidated Statements of Cash Flows - Six

               Months Ended June 30, 1999 and 1998 (Unaudited)...........     5


            Notes to Condensed Consolidated Financial Statements

               (Unaudited)...............................................     6


            Independent Accountants' Report..............................    11


            Management's Discussion and Analysis of Financial Condition

               and Results of Operations.................................    12

            Quantitative and Qualitative Disclosures About Market Risk...    19


          Part II - Other Information.....................................   19
          ---------------------------


          Signature.......................................................   20
          ---------


          Index of Exhibits...............................................   21
          -----------------


           Exhibit 15 - Letter in Lieu of Consent Regarding Review

                        Report of Unaudited Interim Financial

                        Information

           Exhibit 27 - Financial Data Schedule

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                         ITEM 1.  FINANCIAL STATEMENTS
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (in thousands, except per share amounts)
                                  (UNAUDITED)


                                                                      Three Months Ended              Six Months Ended
                                                                    6/30/99        6/30/98         6/30/99        6/30/98
                                                                 ------------   ------------    ------------   ------------
Revenues
  Net sales                                                      $    167,234   $    183,707    $    333,080   $    376,923

  Other income (expense) - net
     Energy sales - net                                                 2,706          2,379           4,944          4,548
     Interest on investments and
      other - net                                                         428            (68)            798          1,460
     Gain from property
      dispositions, etc. - net                                          1,163            189           2,083             85
                                                                 ------------   ------------    ------------   ------------
                                                                        4,297          2,500           7,825          6,093

              Total revenues                                          171,531        186,207         340,905        383,016

Costs and expenses
  Cost of products sold                                               132,778        145,427         270,941        297,714
  Selling, general and
      administrative expenses                                          14,293         13,634          27,802         26,780
  Interest on debt - net                                                4,601          4,640           9,391         11,063
                                                                 ------------   ------------    ------------   ------------
                                                                      151,672        163,701         308,134        335,557

Income before income taxes                                             19,859         22,506          32,771         47,459

Income tax provision
  Current taxes                                                         3,408          6,513           7,534         13,702
  Deferred taxes                                                        3,908          2,202           4,554          4,639
                                                                 ------------   ------------    ------------    -----------
              Total                                                     7,316          8,715          12,088         18,341

Net income                                                       $     12,543   $     13,791    $     20,683     $   29,118
                                                                 ============   ============    ============     ==========

Basic and diluted earnings per share                             $       0.30   $       0.33    $       0.49     $     0.69
                                                                 ============   ============    ============     ==========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                              ASSETS
                                                              ------

                                                                                  6/30/99                     12/31/98
                                                                                (unaudited)
                                                                             ----------------            ----------------
Current assets:
   Cash and cash equivalents                                                $          54,147           $          50,907
   Accounts receivable - net                                                           80,204                      70,076
   Inventories:
      Raw materials                                                                    35,309                      37,559
      In process and finished                                                          49,620                      49,901
      Supplies                                                                         29,904                      30,392
                                                                             ----------------            ----------------
         Total inventories                                                            114,833                     117,852

   Prepaid expenses and other current assets                                            1,702                       3,073
                                                                             ----------------            ----------------
            Total current assets                                                      250,886                     241,908

Plant, equipment and timberlands - net                                                597,657                     628,156

Other assets                                                                          125,622                     120,674
                                                                             ----------------            ----------------
               Total assets                                                 $         974,165           $         990,738
                                                                             ================            ================

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

Current liabilities:
   Current portion of long-term debt                                        $           1,904           $           2,088
   Short-term debt                                                                     25,765                      28,990
   Accounts payable                                                                    39,865                      34,293
   Dividends payable                                                                    7,380                       7,365
   Income taxes payable                                                                 8,785                       8,189
   Accrued compensation and other expenses
      and deferred income taxes                                                        41,295                      45,951
                                                                             ----------------            ----------------
            Total current liabilities                                                 124,994                     126,876

Long-term debt                                                                        306,286                     325,381

Deferred income taxes                                                                 127,875                     123,321

Other long-term liabilities                                                            62,677                      71,231
                                                                             ----------------            ----------------

                Total liabilities                                                     621,832                     646,809

Commitments and contingencies

Shareholders' equity:
   Common stock                                                                           544                         544
   Capital in excess of par value                                                      42,338                      42,612
   Retained earnings                                                                  490,720                     484,793
   Accumulated other comprehensive income                                                (268)                     (1,611)
                                                                             ----------------            ----------------

                Total                                                                 533,334                     526,338
Less cost of common stock in treasury                                                (181,001)                   (182,409)
                                                                             ----------------            ----------------
                Total shareholders' equity                                            352,333                     343,929
                                                                             ----------------            ----------------

                    Total liabilities and
                       shareholders' equity                                 $         974,165           $         990,738
                                                                             ================            ================

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (UNAUDITED)

                                                                                          Six Months Ended
                                                                                 6/30/99                   6/30/98
                                                                            ----------------           ----------------
Cash flows from operating
 activities:
   Net income                                                               $       20,683             $        29,118
   Items included in net income not using
   (providing) cash:
      Depreciation, depletion and amortization                                      24,488                      23,688
      Loss (gain) on disposition of fixed assets                                    (1,005)                         92
      Expense related to employee stock purchase and
          401(k) plans                                                               1,140                         865
   Change in assets and liabilities, net of effect
      of acquisition:
      Accounts receivable                                                          (13,206)                     (7,140)
      Inventories                                                                     (557)                     12,798
      Other assets and prepaid expenses                                             (8,312)                     (8,756)
      Accounts payable, accrued compensation and
          other expenses, deferred income taxes
          and other long-term liabilities                                            6,830                      (6,349)
      Income taxes payable                                                             163                      (5,719)
      Deferred income taxes - noncurrent                                             4,554                       4,718
                                                                            ---------------            ----------------
Net cash provided by operating activities                                           34,778                      43,315
                                                                            ---------------            ----------------

Cash flows from investing activities:
   Sale or maturity of investments - net                                                 6                     155,033
   Proceeds from disposal of fixed assets                                            1,059                          32
   Additions to plant, equipment and timberlands                                   (11,659)                    (19,029)
   Acquisition of S&H  - net of cash acquired                                            -                    (147,491)
   Acquisition of Cascadec                                                          (7,399)                          -
                                                                            ---------------            ----------------
Net cash used in investing  activities                                             (17,993)                    (11,455)
                                                                            ---------------            ----------------

Cash flows from financing  activities:
   Net borrowing of short-term debt                                                  1,429                      22,669
   Net payment of other long-term debt                                                   -                     (21,993)
   Repayment of 5-7/8% Notes                                                             -                    (150,000)
   Acquisition-related borrowings                                                        -                     101,500
   Dividends paid                                                                  (14,740)                    (14,733)
   Purchases of common stock                                                             -                      (4,344)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                                                  -                         575
                                                                            ---------------            ----------------
Net cash used in financing activities                                              (13,311)                    (66,326)
                                                                            ---------------            ----------------

Effect of exchange rate changes on cash                                               (234)                        215

Net increase (decrease) in cash and cash equivalents                                 3,240                     (34,251)

Cash and cash equivalents:

At beginning of year                                                                50,907                      66,919
                                                                            ---------------            ----------------
At end of period                                                            $       54,147             $        32,668
                                                                            ===============            ================

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                                 $        11,907               $        12,303
   Income taxes                                                                       5,425                        19,262

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ACQUISITIONS

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

     The acquisition of S&H included a 50% controlling ownership interest in Papeteries de Cascadec S.A. ("Cascadec"), a French company, along with the option to acquire the remaining 50% at a future time. On April 9, 1999, the Registrant exercised its option and purchased the remaining 50% of Cascadec for FF 45,181,233 (approximately $7,400,000).

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



                                        Three Months Ended                           Six Months Ended
                                             June 30                                     June 30
                                --------------------------------            --------------------------------
                                   1999                  1998                  1999                  1998
                                ----------            ----------            ----------            ----------

                                  Shares                Shares                Shares                Shares
                                ----------            ----------            ----------            ----------

     Basic EPS                      42,158                41,998                42,134                42,073
     Effect of potentially
       dilutive employee
       incentive plans:
        Restricted stock
          awards                         4                    16                     7                    21
        Performance stock
          awards                       127                   126                   135                   126
        Employee stock
          options                       96                    22                    48                    27
                                ----------            ----------            ----------            ----------
     Diluted EPS                    42,385                42,162                42,324                42,247
                                ==========            ==========            ==========            ==========

Net income                      $   12,543            $   13,791            $   20,683            $   29,118

Basic and  diluted EPS          $     0.30            $    $0.33            $     0.49            $     0.69


3.   ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued in July 1999, deferred the effective date of SFAS No. 133 until the beginning of the Registrant's third quarter of 2000. The Registrant is evaluating the effects that the adoption of SFAS No. 133 may have on its consolidated financial position and results of operations.

4.   INTEREST RATE SWAP AGREEMENTS

     In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $27,760,000 as of June 30, 1999). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR").

     In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $26,388,000 as of June 30, 1999). Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.4075% for the term of the agreement. Under the second agreement, which was effective July 6, 1999, the Registrant will receive a floating rate, which is also the three-month DM LIBOR plus twenty basis points, and will pay a fixed rate of 3.425% for the term of the agreement.

     The Registrant has other various interest rate swap agreements outstanding, which do not have a material impact on the Registrant's consolidated financial statements. All of the Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating rate to a fixed rate basis. Although the Registrant can pay to terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their maturities.

5.   COMPREHENSIVE INCOME

     Comprehensive income was $14,435,000 and $12,395,000 for the second quarter of 1999 and 1998, respectively, and $22,026,000 and $28,960,000 for the first six months of 1999 and 1998, respectively. Comprehensive income includes the effects of changes in certain currency exchange rates relative to the U.S. dollar.

6.   DIRECTORS' COMPENSATION

     On May 1, 1999, the Registrant granted to each non-employee member of its Board of Directors options to purchase 1,500 shares of common stock, for an aggregate of 13,500 shares for all such directors. Such options become exercisable on May 1, 2000 at an exercise price of $13.1718 and expire on April 30, 2009.

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

     For all but one of the modifications cited by EPA, the Registrant applied for and obtained from the Pennsylvania DEP the preconstruction permits which the Registrant concluded were required by applicable law. EPA reviewed those applications before the permits were issued. The Registrant conducted an evaluation at the time of the other modification, and concluded that the preconstruction permit cited by EPA was not required. EPA has not fully informed the Registrant as to the source or amount of the emissions increases which EPA believes have occurred, nor has EPA made any formal demand for action or relief from the Registrant.

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

     On January 30, 1997, the Registrant and six other companies entered into an agreement with the State of Wisconsin (the "Wisconsin Agreement") which was intended to establish a framework for the final resolution of claims for natural resources damages and other relief which the State asserts against the companies. Under the agreement, the companies are required to provide in the aggregate $10,000,000 in work and funds to facilitate natural resources damages assessment activities, including, among other things, modeling and risk assessment work, as well as field scale demonstration of sediment dredging and the enhancement of certain environmental amenities. The actual cost to be incurred by the companies for such activities will substantially exceed $10,000,000. Such costs are expected to be incurred over a four-year period, although the bulk of the amount should be spent by the end of 1999. The Registrant's final allocated portion of such costs is unknown.

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

     By letter dated January 31, 1997, the USFWS provided 60 days' notice of the intention of the United States Departments of the Interior and Commerce to commence an action for natural resources damages against the Registrant and the six other companies referred to above relating to the discharge of PCBs and other hazardous substances into the lower Fox River. No such action has commenced and the Registrant does not know the amount which the federal trustees will claim as natural resources damages, but the Registrant believes that it will be substantial.

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

     On February 26, 1999, Wisconsin DNR released a draft RI/FS for the lower Fox River for public comment. In the draft RI/FS, Wisconsin DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. The Registrant and the other six companies have submitted extensive technical comments to the draft RI/FS. In addition, the Registrant has submitted its individual comments to the draft RI/FS. After consideration of public comments, the draft RI/FS may be revised to add, delete or amend the remedial alternatives, and a final RI/FS and a proposed remedial action plan will be issued. The Registrant understands these documents may be issued later this year.

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

     The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves, including, but not limited to, its share of the costs associated with the agreement reached with the State regarding the lower Fox River and the Bay of Green Bay, its negotiations with the State and the United States concerning those areas and the unknown amount which could be claimed by the federal trustees as natural resource damages related to the lower Fox River. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

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

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Philadelphia, Pennsylvania
July 16, 1999

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

The acquisition of S&H included a 50% controlling ownership interest in Papeteries de Cascadec S.A. ("Cascadec"), a French company, along with the option to acquire the remaining 50% at a future time. On April 9, 1999, the Registrant exercised its option and purchased the remaining 50% of Cascadec for FF 45,181,233 (approximately $7,400,000).

RESULTS OF OPERATIONS
---------------------

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                                                        Comparison of
                                           ------------------------------------------------------------------
                                                  Three Months Ended                     Six Months Ended
                                                June 30, 1999 and 1998                June 30, 1999 and 1998
                                           ------------------------------           -------------------------
                                                                   Increase (Decrease)
                                                                  (dollars in thousands)
Net sales                                  (16,473)            (9.0)%               (43,843)         (11.6)%
Other income - net                           1,797             71.9 %                 1,732           28.4 %
Cost of products sold                      (12,649)            (8.7)%               (26,773)          (9.0)%
Selling, general and
    administrative expenses                    659              4.8 %                 1,022            3.8 %
Interest on debt - net                         (39)            (0.8)%                (1,672)         (15.1)%
Income tax provision                        (1,399)           (16.1)%                (6,253)         (34.1)%
Net income                                  (1,248)            (9.0)%                (8,435)         (29.0)%

Net Sales
---------

Worldwide net sales decreased $16,473,000, or 9.0%, for the second quarter of 1999 compared to the second quarter of 1998 and $43,843,000, or 11.6%, for the first six months of 1999 compared to the corresponding period of 1998. These decreases were a result of a decreased average net selling price per ton as well as lower sales volume due to weak demand in the first quarter of 1999. Demand increased steadily in the second quarter of 1999, and sales volume for this period marginally exceeded the second quarter of 1998.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers. Total net sales of specialized printing papers decreased by 12.4% in the second quarter of 1999 and 15.9% during the first six months of 1999 compared to the same periods of 1998. Sales volume was relatively flat in the second quarter of 1999 versus the second quarter of 1998 and decreased by 4.3% in the first six months of 1999 compared to the first six months of 1998. These changes in sales volume for specialized printing papers were exacerbated by a decrease in average net selling prices of 12.5% versus the second quarter of 1998 and a decrease of 12.2% versus the first six months of 1998.

The lower sales volume of specialized printing papers for the six months ended June 30, 1999 was largely due to weaker demand for such papers in the first quarter of 1999 compared to the first quarter of 1998. During the second quarter of 1999, demand for the Registrant's specialized printing paper products recovered to second quarter 1998 levels. During the first quarter of 1999, the Registrant completed the installation of inclined wire technology on an existing paper machine in Gernsbach, Germany. This installation allowed the Registrant to transfer some of its production capacity previously dedicated to specialized printing papers to more profitable engineered papers.

Pricing for the Registrant's specialized printing papers was lower for the three months and six months ended on June 30, 1999 compared to the like periods of 1998 as a result of an overall decrease in pricing for such products late in 1998. Since that time, pricing has improved as described below but on average is still lower for the second quarter and first half of 1999 compared to the same periods of 1998.

Demand for the Registrant's specialized printing papers improved throughout the first and second quarters of 1999 as incoming orders were increasingly strong. As a result of this improved demand, the Registrant implemented price increases for its envelope papers in both April and July 1999. The Registrant has also announced a price increase for most of its book publishing papers effective September 1, 1999 as well as a price increase for most of its financial printing papers effective October 1, 1999. The Registrant expects that the market for its specialized printing papers will remain strong over the balance of the year.

Net sales of engineered papers for the three months and six months ended June 30, 1999 were $4,192,000 and $13,597,000, respectively, lower than in the corresponding periods of 1998. While volume improved slightly for both periods, lower pricing for certain of the Registrant's tobacco papers and an unfavorable change in the mix of products sold more than offset this increase.

Net sales of the Registrant's engineered papers, excluding tobacco papers, increased modestly in the first three months and six months of 1999 compared to corresponding periods of 1998. An improvement in sales volume of approximately 9% was nearly offset by an unfavorable change in the average net selling price of approximately 7% for each comparative period due to a change in the mix of products sold. Volume improved in part as a result of the paper machine rebuild at the Registrant's Gernsbach, Germany facility which completed the conversion of the facility's production capacity from specialized printing papers to engineered papers. Sales volume also improved as a result of the successful development and marketing of new grades of engineered papers. The Registrant continues to strive to improve its overall product mix by concentrating its efforts on maximizing sales of more profitable engineered papers. The installation of inclined wire technology allows it to produce more profitable engineered papers, including tea bag, porous plug wrap and overlay papers. In addition, the Registrant's Spring Grove, Pennsylvania facility continues to pursue aggressively the development and marketing of new engineered paper products produced with its gravure coater and expects that this piece of equipment will have an increasingly positive impact on its future results of operations.

Net sales of tobacco papers declined by 12.4% and 17.2% for the three months and six months ended June 30, 1999, respectively, compared to the same periods of 1998. Volume and pricing for tobacco papers were lower during these periods in the U.S. and international markets compared to the first half of 1998. During the second quarter of 1999, the Registrant benefited from modestly increased demand from international markets while domestic markets remained relatively stable. Such domestic demand for the Registrant's tobacco papers continues to result, in part, from the discounting of cigarette prices by tobacco companies. The Registrant does not expect such discounting to end in the near term, but there is no assurance that the tobacco companies' practice will continue long term.

Due to the decreasing domestic demand for tobacco products and worldwide production overcapacity, the Registrant does not expect its tobacco papers business to show significant recovery in the foreseeable future. Over the next several months, contracts with certain key customers will be negotiated. The Registrant expects continued price pressure as the competition for orders of these papers remains intense. Any lost sales dollars realized as a result of these contract negotiations are expected to be offset partially by continued cost reductions from its tobacco operations. As a result of the downward pricing pressure, profit margins will also remain under pressure and may be lower than those in the first half of 1999.

Other Income - Net
------------------

The Registrant's other income - net was $1,797,000, or 71.9%, higher for the three months ended June 30,1999 versus the second quarter of 1998 and $1,732,000, or 28.4%, higher for the first six months of 1999 compared to the first six months of 1998. Interest on investments and other - net was $496,000 higher in the second quarter of 1999 compared to the second quarter of 1998 due primarily to higher average cash balances. Interest on investments and other - net was $662,000 lower for the first half of 1999 compared to the first half of 1998 because, during the first quarter of 1998, the Registrant recognized interest income on $150,000,000 held in a defeasance trust which was ultimately used to repay in full the principal of and interest on its 5-7/8% Notes on March 1, 1998. No such trust interest income was recognized in 1999 or in the second quarter of 1998. The Registrant's gain from property dispositions, etc. - net increased by $974,000 and $1,998,000 for the three months and six months ended June 30, 1999, respectively, versus the like periods of 1998. In the first quarter of 1999, the Registrant sold a tract of timberland located in Delaware. From time to time the Registrant divests certain tracts of its timberlands such as this when it is offered attractive prices. The Registrant does not actively solicit the sale of its timberlands as it intends to maintain its own sources of raw materials. In the second quarter of 1999, the Registrant sold various other fully-depreciated items, in addition to the rights to standing timber on select tracts of land. No single sale was material to the Registrant's results of operations, and these sales did not represent a change in the Registrant's policy regarding the sale of its property. No significant sales of such property occurred in the first half of 1998.

Cost of Products Sold and Gross Profit
--------------------------------------

The Registrant's cost of products sold decreased by 8.7% for the second quarter of 1999 compared to the second quarter of 1998 and decreased by 9.0% for the first half of 1999 versus the first half of 1998. While sales volumes were relatively flat for the second quarter of 1999 versus the second quarter last year, they were slightly lower for the six-month period. The Registrant's cost of products sold per ton, therefore, was lower by 9.1% and 6.2%, respectively, compared to the same periods in 1998. This decrease was due, in part, to a lower cost for its principal raw material, market pulp. In addition, as outlined below under the heading, "Early Retirement Program and Other Cost Control Measures," the Registrant has taken initiatives to remove costs from its business which have also had a positive impact in reducing its cost of products sold per ton.

As described above, average net selling prices per ton decreased during the three months and six months ended June 30, 1999 compared to the like periods in 1998. This decrease in net sales per ton more than offset the decrease in cost of products sold per ton, resulting in a decrease in gross profit per ton of 10.4% and 19.2%, respectively, versus those same periods last year.

During the second quarter of 1999, market pulp prices increased modestly, and the Registrant expects further increases to occur in the last half of 1999. Since pricing for certain of the Registrant's products typically follows that of market pulp, the Registrant also expects improved pricing for such products subsequent to any market pulp price increases.

Selling, General and Administrative Expenses
--------------------------------------------

The Registrant's selling, general and administrative expenses for the second quarter of 1999 were $659,000, or 4.8%, higher than for the second quarter of 1998 and for the first half of 1999 were $1,022,000, or 3.8%, higher than for the like period of 1998. While the Registrant has taken aggressive steps to remove costs from its business (see the section entitled "Early Retirement Program and Other Cost Control Measures" below), more than offsetting these cost savings was increased legal and professional expenses.

Interest on Debt - Net
----------------------

The Registrant's interest on debt - net decreased by $39,000, or 0.8%, for the quarter ended June 30, 1999 versus the same period of 1998 and decreased by $1,672,000, or 15.1%, for the first six months of 1999 as compared to the first six months of 1998. On March 1, 1998, $150,000,000 principal amount of the Registrant's 5-7/8% Notes matured and were retired. As a result, the average borrowings in the first quarter of 1999 were lower than the first quarter of 1998, resulting in the lower interest on debt - net for the six-month period of 1999 compared to the six-month period of 1998.

Income Tax Provision
--------------------

The Registrant's income tax provision decreased by $1,399,000, or 16.1%, for the first quarter of 1999 versus the first quarter of 1998 and decreased by $6,253,000, or 34.1%, for the first half of 1999 compared to the first half of 1998. The decreases were almost entirely due to the reduction of net income in 1999 versus 1998.


FINANCIAL CONDITION
-------------------

Liquidity
---------

Cash and cash equivalents increased by $3,240,000 during the first six months of 1999. Net cash provided by operating activities of $34,778,000 more than offset cash used in investing activities of $17,993,000 and financing activities of $13,311,000. Significant cash activities during the first six months of 1999 included the payment of $14,740,000 of dividends, $11,659,000 for plant, equipment and timberlands and $7,399,000 for the purchase of the remaining 50% ownership interest in Cascadec.

To finance the acquisition of S&H, on December 22, 1997, the Registrant entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of June 30, 1999, the Registrant's outstanding borrowings were DM 282,600,000 (approximately $149,100,000) under the Revolving Credit Facility.

In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $27,760,000 as of June 30, 1999). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR").

In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $26,388,000 as of June 30, 1999). Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.4075% for the term of the agreement. Under the second agreement, which was effective July 6, 1999, the Registrant will receive a floating rate, which is also the three-month DM LIBOR plus twenty basis points, and will pay a fixed rate of 3.425% for the term of the agreement.

The Registrant has other various interest rate swap agreements outstanding, which do not have a material impact on the Registrant's consolidated financial statements. All of the Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating rate to a fixed rate basis. Although the Registrant can pay to terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their maturities.

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

Interest Rate Risk
------------------

The Registrant uses its Revolving Credit Facility and 6-7/8% Notes to finance a significant portion of its operations. These on-balance sheet financial instruments, to the extent they provide for variable rates of interest, expose the Registrant to interest rate risk resulting from changes in the DM LIBOR. The Registrant uses off-balance sheet interest rate swap agreements to hedge partially interest rate exposure associated with on-balance sheet financial instruments. All of the Registrant's derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of June 30, 1999. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                                     Year of Maturity
                                         ----------------------------------------------------------------
                                                               (dollar amounts in thousands)                Total     Fair Value
                                                                                                            Due at        at
                                           1999       2000       2001      2002       2003    Thereafter   Maturity     6/30/99
                                         --------  ---------  --------- ---------  --------- ------------  --------   ----------
Debt:
    Fixed rate principal                 $1,528     $ 1,569    $  1,569  $  1,397   $  1,225   $151,757    $159,045  $153,554
              Average interest rate        6.84%       6.85%       6.85%     6.86%      6.86%      6.87%
    Variable rate principal              $    -     $     -    $      -  $149,145   $      -   $      -    $149,145  $149,145
              Average interest rate        3.70%       3.52%       3.29%     3.29%         -          -

Interest rate swap agreements:
    Variable to fixed swaps
    principal amount                     $  752     $33,233    $ 27,760  $ 52,776   $      -   $      -    $114,521  $   (222)
              Average pay rate             4.38%       3.84%       3.42%     3.42%         -          -
              Average receive rate         3.15%       3.01%       3.08%     3.08%         -          -

Capital Resources
-----------------

The Registrant invested $11,659,000 in capital expenditures for the first six months of 1999 compared to $19,029,000 for the first six months of 1998. The Registrant estimates a total of approximately $32,000,000 will be spent on capital projects during 1999, or 21% less than in 1998.

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

ENVIRONMENTAL ACHIEVEMENTS
--------------------------

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

Also on April 20, 1999, the Registrant announced its New Century Project. The New Century Project is a commitment by the Registrant to participate in the EPA's Advanced Technology Incentive Program under the Cluster Rules at its Spring Grove mill. The Registrant expects to spend approximately $32,000,000 over the next six years. As a result of this capital investment, the Registrant expects to eliminate the use of elemental chlorine in its bleaching process, reduce odor emissions and improve water quality. The New Century Project demonstrates the Registrant's commitment to minimizing its impact on natural resources.

EARLY RETIREMENT PROGRAM AND OTHER COST CONTROL MEASURES
--------------------------------------------------------

During the second quarter of 1998, the Registrant announced a Voluntary Early Retirement Enhancement Program ("VEREP") for certain of its salaried employees. The Registrant recognized one-time charges for this VEREP in the third and fourth quarters of 1998. As of the end of the second quarter of 1999, these measures were fully implemented. Starting in the third quarter of 1999, the Registrant expects to realize approximately $2,100,000 of pre-tax cost savings per quarter.

Early in 1999, the Registrant announced its intention to eliminate approximately 45 hourly positions by the end of 1999 at its Spring Grove mill. When these job eliminations are completed, the Registrant expects to realize annual pre-tax cost savings of approximately $2,500,000. The Registrant currently employs approximately 750 hourly employees at this location.

The Registrant's procurement function has undertaken initiatives to reduce costs for certain purchased products and services. In addition, the Registrant is reevaluating its target inventory levels for maintenance supplies and raw materials, renegotiating certain freight contracts and critically reviewing its needs for routine outside contracting work. The Registrant has achieved significant cost savings as a result of these initiatives.

YEAR 2000 READINESS DISCLOSURE
------------------------------

The Registrant has achieved Year 2000 compliance for its mission critical and non-critical information technology systems and non-information technology systems.

The Registrant's three-phase approach to achieve its internal Year 2000 compliance included an inventory phase, an assessment phase and a modifications and testing phase. The Registrant has completed all phases for all of its information technology and non-information technology systems. Non-information technology systems include computer process control equipment as well as embedded technology, such as micro-controllers, which are critical to the operation of production equipment and facilities.

The Registrant's information technology systems include both internally and externally developed business systems, although nearly all have been developed internally. Accordingly, the Registrant used internal information technology personnel almost exclusively to inventory, assess, modify and test existing systems and primarily incurred only normal wage, benefit and related costs for its normal complement of information technology personnel. The Registrant expensed approximately $634,000 and $125,000 during 1998 and 1997, respectively, in such costs supporting its Year 2000 compliance efforts. The Registrant has incurred approximately $350,000 of expenses through the second quarter of 1999 for these internal costs and estimates it will incur additional expenses of $350,000 during the final half of the year to complete its Year 2000 efforts, especially for contingency planning.

The Registrant's use of its own information technology personnel to make its systems Year 2000 compliant delayed some other strategic information systems development and implementation which would have benefited the Registrant in various ways and to various extents. The Registrant does not believe that it is at a competitive disadvantage as a result of these delays and has now resumed development of such strategic systems.

The Registrant has made minor capital expenditures to replace certain systems or equipment which were not Year 2000 compliant. The Registrant incurred approximately $190,000 in capital-related costs during the first half of 1999 to achieve Year 2000 compliance of its information and non-information technology systems. The Registrant does not expect to incur significant additional capital-related costs during the balance of 1999 related to Year 2000 compliance.

The Registrant relies significantly on selected key vendors of raw materials, energy, telecommunications and other vital services. The Registrant also generates significant revenues from various key customers. The Registrant continues its efforts in addressing Year 2000 compliance by key third parties by making inquiries to all such third parties and assessing the responses received. Inquiries have been sent to all identified key third parties. The Registrant has received and analyzed responses from all critical vendors. The vast majority of responses from non-critical vendors have been received and analyzed. To date, no significant issues have been discovered. The Registrant is still collecting the remaining few responses from non-critical vendors and hopes to have received and assessed all responses by the end of the third quarter of 1999 but cannot guarantee all such non-critical vendors will respond timely.

A contingency planning team, made up of key personnel from its corporate operations as well as its operating locations, is meeting regularly to assess current disaster recovery procedures as well as to assess and prioritize risks relating to Year 2000 noncompliance by its key vendors and customers. This team expects to have a complete plan in place by November 1999. Contingency planning for those critical systems of the Registrant which are subject to higher risk will be addressed prior to this date. Despite such contingency plans, it is reasonably possible that, in the worst case, some of the Registrant's key vendors or customers could experience operational interruptions as a result of non-compliance of their systems. As a result, the Registrant may be forced to interrupt the operation of one or more of its mills or be required to increase its costs or decrease its selling prices to remain operational. In such an event, the Registrant's business and results of operations could be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 4 to the Registrant's condensed consolidated financial statements.

PART II - OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products, environmental matters, Year 2000 compliance and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as the cost of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (viii) adverse results in litigation; (ix) fluctuations in currency exchange rates; (x) failure of third parties which are material to the Registrant to become Year 2000 compliant thereby interrupting their and the Registrant's business operations; and (xi) disruptions in production and/or increased costs due to labor disputes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)    EXHIBITS
         ---------

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


                                         P. H. GLATFELTER COMPANY


Date:   August 16, 1999
                                         R. P. Newcomer
                                         Executive Vice President
                                         and Chief Financial Officer

                               INDEX OF EXHIBITS
                               -----------------

          Number                            Description of Documents
          ------                            ------------------------

            15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

            27                              Financial Data Schedule

                                  EXHIBIT 15
        LETTER IN LIEU OF CONSENT REGARDING REVIEW REPORT OF UNAUDITED
        --------------------------------------------------------------
                         INTERIM FINANCIAL INFORMATION
                         -----------------------------

     P. H. Glatfelter Company:

     We have made a review, in accordance with standards established by the American Institute of Certified Public Accountants, of the unaudited condensed consolidated financial statements of P. H. Glatfelter Company and subsidiaries for the three months and six months ended June 30, 1999 and 1998, as indicated in our report dated July 16, 1999; because we did not perform an audit, we expressed no opinion on that information.

     We are aware that our report referred to above, which is included in your Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated by reference in Registration Statements Nos. 33-25884, 33-37198, 33-49660, 33-53338, 33-54409, 33-62331, 333-12089, 333-26587, 333-
     34797, 333-53977 and 333-66991 on Forms S-8.

     We are also aware that the aforementioned report, pursuant to Rule 436(c) under the Securities Act of 1933, is not considered a part of the Registration Statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of Sections 7 and 11 of that Act.



     Deloitte & Touche LLP

     Philadelphia, Pennsylvania
     July 16, 1999