Form 10-Q
period 1999-09-30
GLATFELTER P H CO
filed 1999-11-16
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________to________________________


                           Commission File No. 1-3560

                            P. H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                 23-0628360
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)



96 South George Street, York, Pennsylvania                  17401
(Address of principal executive offices)                  (Zip Code)

                                 (717) 225-4711
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______.

         Shares of Common Stock outstanding at November 11, 1999 were
         42,225,187.

                            P. H. GLATFELTER COMPANY

                                      INDEX


   Part I - Financial Information

       Condensed Consolidated Statements of Income -
            Three Months and Nine Months Ended September 30,
            1999 and 1998 (Unaudited)...............................     3

       Condensed Consolidated Balance Sheets - September 30, 1999
            (Unaudited) and December 31, 1998.......................     4

       Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 1999 and 1998 (Unaudited)...      5

       Notes to Condensed Consolidated Financial Statements
            (Unaudited)............................................      6

       Independent Accountants' Report.............................      11

       Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................      12

       Quantitative and Qualitative Disclosures About Market Risk..      20

   Part II - Other Information.....................................      20

   Signature.......................................................      21

   Index of Exhibits...............................................      22

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
                                  (UNAUDITED)

                                                 Three Months Ended              Nine Months Ended
                                               9/30/99         9/30/98         9/30/99        9/30/98
                                               -------         -------         -------        -------
Revenues
  Net sales                                   $ 170,030       $ 167,245       $ 503,110      $ 544,168

  Other income - net
     Energy sales - net                           2,402           2,543           7,346          7,091
     Interest on investments and
      other - net                                   427             569           1,225          2,029
     Gain from property
      dispositions, etc. - net                      690              18           2,773            103
                                              ---------       ---------       ---------      ---------
                                                  3,519           3,130          11,344          9,223

              Total revenues                    173,549         170,375         514,454        553,391

Costs and expenses
   Cost of products sold                        145,956         143,204         416,897        440,918
   Selling, general and
      administrative expenses                    12,909          11,161          40,711         37,941
   Interest on debt - net                         4,735           5,259          14,126         16,322
   Unusual item                                    --             5,577            --            5,577
                                              ---------       ---------       ---------      ---------
                                                163,600         165,201         471,734        500,758

Income before income taxes                        9,949           5,174          42,720         52,633

Income tax provision (benefit)
   Current taxes                                   (102)          2,258           7,432         15,960
   Deferred taxes                                 3,651            (290)          8,205          4,349
                                              ---------       ---------       ---------      ---------
              Total                               3,549           1,968          15,637         20,309

Net income                                    $   6,400       $   3,206       $  27,083      $  32,324
                                              =========       =========       =========      =========
Basic and diluted earnings per share          $    0.15       $    0.08       $    0.64      $    0.77
                                              =========       =========       =========      =========

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                            9/30/99         12/31/98
                                                            -------         --------
                                                          (unaudited)
Current assets:
   Cash and cash equivalents                               $  64,369       $  50,907
   Accounts receivable - net                                  81,347          70,076
   Inventories:
      Raw materials                                           35,154          37,559
      In process and finished                                 49,452          49,901
      Supplies                                                28,739          30,392
                                                           ---------       ---------
         Total inventories                                   113,345         117,852

   Prepaid expenses and other current assets                   1,909           3,073
                                                           ---------       ---------
            Total current assets                             260,970         241,908

Plant, equipment and timberlands - net                       595,792         628,156

Other assets                                                 131,226         120,674
                                                           ---------       ---------
               Total assets                                $ 987,988       $ 990,738
                                                           =========       =========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                       $   1,904       $   2,088
   Short-term debt                                            26,824          28,990
   Accounts payable                                           43,418          34,293
   Dividends payable                                           7,387           7,365
   Income taxes payable                                        8,205           8,189
   Accrued compensation and other expenses
      and deferred income taxes                               41,367          45,951
                                                           ---------       ---------
            Total current liabilities                        129,105         126,876

Long-term debt                                               311,973         325,381

Deferred income taxes                                        131,526         123,321

Other long-term liabilities                                   64,056          71,231
                                                           ---------       ---------
                Total liabilities                            636,660         646,809

Commitments and contingencies

Shareholders' equity:
   Common stock                                                  544             544
   Capital in excess of par value                             42,319          42,612
   Retained earnings                                         489,733         484,793
   Accumulated other comprehensive income                       (779)         (1,611)
                                                           ---------       ---------
                Total                                        531,817         526,338
Less cost of common stock in treasury                       (180,489)       (182,409)
                                                           ---------       ---------
                Total shareholders' equity                   351,328         343,929
                                                           ---------       ---------
               Total liabilities and
                  shareholders' equity                     $ 987,988       $ 990,738
                                                           =========       =========

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                                Nine Months Ended
                                                                              9/30/99        9/30/98
                                                                              -------        -------
Cash flows from operating activities:
   Net income                                                                $  27,083       $  32,324
   Items included in net income not using
   (providing) cash:
      Depreciation, depletion and amortization                                  36,613          36,207
      Loss (gain) on disposition of fixed assets                                (1,124)            625
      Expense related to employee stock purchase and
         401(k) plans                                                            1,631           1,261
   Change in assets and liabilities, net of effect
      of acquisition:
      Accounts receivable                                                      (13,420)         (2,296)
      Inventories                                                                1,454          11,619
      Other assets and prepaid expenses                                        (14,380)         (8,276)
      Accounts payable, accrued compensation and
         other expenses, deferred income taxes
         and other long-term liabilities                                        12,270          (7,362)
      Income taxes payable                                                        (404)         (5,227)
      Deferred income taxes - noncurrent                                         8,205           5,270
                                                                             ---------       ---------
Net cash provided by operating activities                                       57,928          64,145
                                                                             ---------       ---------

Cash flows from investing activities:
   Sale or maturity of investments - net                                             4         154,870
   Proceeds from disposal of fixed assets                                        1,258              34
   Additions to plant, equipment and timberlands                               (17,685)        (30,290)
   Acquisition of S&H  - net of cash acquired                                     --          (147,491)
   Acquisition of Cascadec                                                      (7,399)           --
                                                                             ---------       ---------
Net cash used in investing activities                                          (23,822)        (22,877)
                                                                             ---------       ---------

Cash flows from financing activities:
   Net borrowing of short-term debt                                              1,715          16,384
   Net payment of other long-term debt                                            --           (17,791)
   Repayment of 5-7/8% Notes                                                      --          (150,000)
   Acquisition-related borrowings                                                 --           101,500
   Dividends paid                                                              (22,122)        (22,080)
   Purchases of common stock                                                      --            (4,344)
   Proceeds from issuance of common stock under
      employee stock purchase plans and key
      employee long-term incentive plan                                           --               829
                                                                             ---------       ---------
Net cash used in financing activities                                          (20,407)        (75,502)
                                                                             ---------       ---------

Effect of exchange rate changes on cash                                           (237)            255

Net increase (decrease) in cash and cash equivalents                            13,462         (33,979)

Cash and cash equivalents:

At beginning of year                                                            50,907          66,919
                                                                             ---------       ---------
At end of period                                                             $  64,369       $  32,940
                                                                             =========       =========

Supplemental disclosure of cash flow information: Cash paid for:
   Interest                                                                  $  21,098       $  14,917
   Income taxes                                                                  8,615          21,041

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

         The acquisition of S&H included a 50% controlling ownership interest in Papeteries de Cascadec S.A. ("Cascadec"), a French company, along with the option to acquire the remaining 50% at a future time. On April 9, 1999, the Registrant exercised its option and purchased the remaining 50% of Cascadec for FF 45,181,233 ($7,399,000) in cash.

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

                                                 Three Months Ended       Nine Months Ended
                                                    September 30             September 30
                                                 1999         1998         1999         1998
                                                Shares       Shares       Shares       Shares
                                                ------       ------       ------       ------
         Basic EPS                              42,195       41,995       42,155       42,047
         Effect of potentially
           dilutive employee
           incentive plans:
              Restricted stock
                awards                            --             11            5           18
              Performance stock
                awards                             126          126          132          126
              Employee stock
                options                            233         --            110           17
                                               -------      -------      -------      -------
         Diluted EPS                            42,554       42,132       42,402       42,208
                                               =======      =======      =======      =======
         Net income                            $ 6,400      $ 3,206      $27,083      $32,324

         Basic and diluted EPS                 $  0.15      $  0.08      $  0.64      $  0.77

3.       ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued in July 1999, deferred the effective date of SFAS No. 133 until the beginning of the Registrant's first quarter of 2001. The Registrant is evaluating the effects that the adoption of SFAS No. 133 may have on its consolidated financial position and results of operations.

4.       INTEREST RATE SWAP AGREEMENTS

         In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $28,700,000 as of September 30, 1999). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR").

         In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $27,300,000 as of September 30, 1999).
         Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.4075% for the term of the agreement. Under the second agreement, which was effective July 6, 1999, the Registrant receives a floating rate, which is also the three-month DM LIBOR plus twenty basis points, and pays a fixed rate of 3.425% for the term of the agreement.

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

5.       COMPREHENSIVE INCOME

         Comprehensive income was $5,889,000 and $1,568,000 for the third quarter of 1999 and 1998, respectively, and $27,915,000 and $30,528,000 for the first nine months of 1999 and 1998, respectively. Comprehensive income includes the effects of changes in certain currency exchange rates relative to the U.S. dollar.

6.       COMMITMENTS AND CONTINGENCIES

         The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because environmental regulations are not consistent worldwide, the Registrant's ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

         The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Registrant's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Registrant. Moreover, terms which may be acceptable to the Registrant and DEP may be unacceptable to the United States Environmental Protection Agency ("EPA") or certain third parties. The Registrant cannot determine the impact that the new permit will have on the Registrant if it contains objectionable terms because the material terms of the final form of the permit are unknown.

         The Pennsylvania Public Interest Research Group ("Penn PIRG") and several other plaintiffs have brought a citizen suit under the federal Clean Water

         Act and the Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove mill's discharge of color, civil penalties and costs of litigation. The Registrant believes Penn PIRG's lawsuit to be without merit, but the Registrant cannot predict the impact on the Registrant of any relief the court might award because the case is not yet at a stage where the nature and extent of any relief can be predicted.

         On or about April 16, 1999, EPA issued to the Registrant a Notice of Violation ("NOV") alleging violations of the federal Clean Air Act, primarily for purportedly failing to obtain appropriate preconstruction air quality permits in conjunction with certain modifications to its Spring Grove mill. EPA announced that the Registrant was one of seven pulp and paper mill operators to have received contemporaneously an NOV alleging this kind of violation. EPA alleged that the Registrant's modifications produced significant net emissions increases in certain air pollutants which should have been covered by appropriate permits and certain other violations.

         For all but one of the modifications cited by EPA, the Registrant applied for and obtained from the DEP the preconstruction permits which the Registrant concluded were required by applicable law. EPA reviewed those applications before the permits were issued. The Registrant conducted an evaluation at the time of the other modification, and concluded that the preconstruction permit cited by EPA was not required. DEP has issued a separate NOV pertaining to this modification. The Registrant expects that EPA and DEP will seek substantial emissions reductions, as well as civil penalties, to which the Registrant believes it has meritorious defenses.

         The Registrant, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been identified as a potentially responsible party ("PRP") under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other laws for (a) investigation and cleanup and (b) natural resources damages arising from the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago (the "lower Fox River") and the Bay of Green Bay. A dispute presently exists as to which sovereign controls which claims concerning this matter. Accordingly, the Registrant has been in discussions with EPA, the Wisconsin Department of Natural Resources ("DNR"), the United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, and the state and federal Departments of Justice.

         On July 11, 1997, these agencies and tribes entered into a Memorandum of Agreement (the "MOA") which provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. The MOA further states that, based on current information, removal of the PCB-contaminated sediments in the lower Fox River is expected to be the principal, but not exclusive, action undertaken to achieve restoration and rehabilitation of injured natural resources. The MOA anticipates funding from the Registrant and the six other companies.

         On February 26, 1999, DNR released a draft remedial investigation and feasibility study ("RI/FS") for the lower Fox River for public comment. In the draft RI/FS, DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. The Registrant and the other six companies have submitted extensive technical comments to the draft RI/FS. In addition, the Registrant has submitted its individual comments to the draft RI/FS. DNR and EPA have announced that the RI/FS will be revised. The revision may add, delete or amend the remedial alternatives, and a final RI/FS and a proposed remedial action plan will be issued. The Registrant understands these documents may be issued in 2000.

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

         Natural resources damages may be assessed in addition to cleanup costs. In November 1999, FWS announced a preliminary estimate of damages, ranging from $106 million to $150 million, as the result of injury to recreational fishing. FWS and the federal and tribal trustees have not yet announced estimates of certain other components of their natural resources damages claim. The Registrant believes DNR, not FWS or the other federal or tribal trustees, to be the lead agency for assessment of damages, and has been cooperatively assessing damages with DNR independent of the federal agencies.

         The amount and timing of future expenditures for environmental compliance, clean up, remediation and personal injury and property and natural resource damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves, including, but not limited to, costs associated with the NOV and its share of the costs and damages (if any) associated the lower Fox River and the Bay of Green Bay. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

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


7.       DISCLOSURE STATEMENT

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

                         INDEPENDENT ACCOUNTANTS' REPORT



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of income and cash flows for the three months and nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP

Philadelphia, Pennsylvania
October 15, 1999

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

The acquisition of S&H included a 50% controlling ownership interest in Papeteries de Cascadec S.A. ("Cascadec"), a French company, along with the option to acquire the remaining 50% at a future time. On April 9, 1999, the Registrant exercised its option and purchased the remaining 50% of Cascadec for FF 45,181,233 ($7,399,000) in cash.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                                                   Comparison of
                                             Three Months Ended                     Nine Months Ended
                                           Sept. 30, 1999 and 1998               Sept. 30, 1999 and 1998
                                           -----------------------               -----------------------
                                                                Increase (Decrease)
                                                              (dollars in thousands)
Net sales                                    2,785         1.7 %                  (41,058)         (7.5)%
Other income - net                             389        12.4 %                    2,121          23.0 %
Cost of products sold                        2,752         1.9 %                  (24,021)         (5.4)%
Selling, general and
    administrative expenses                  1,748        15.7 %                    2,770           7.3 %
Interest on debt - net                        (524)      (10.0)%                   (2,196)        (13.5)%
Income tax provision                         1,581        80.3 %                   (4,672)        (23.0)%
Net income                                   3,194        99.6 %                   (5,241)        (16.2)%

Net Sales

Worldwide net sales increased $2,785,000, or 1.7%, for the third quarter of 1999 compared to the third quarter of 1998 and decreased $41,058,000, or 7.5%, for the first nine months of 1999 compared to the corresponding period of 1998.

The increase in net sales for the third quarter of 1999 relative to the third quarter of 1998 is a result of increased sales volume partially offset by lower average pricing primarily due to a change in the mix of products sold. The decrease in net sales for the nine months ended September 30, 1999 compared to the same period of 1998 was a result of a decrease in sales volume, due to weak demand early in 1999, exacerbated by a change in the mix of products sold.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers. Net sales of specialized printing papers increased by 2.3% in the third quarter of 1999 and decreased by 10.6% during the first nine months of 1999 compared to the same periods of 1998. In the third quarter of 1999, sales volume was higher than in the third quarter of 1998 as a result of increased demand for the Registrant's specialized printing papers. The increased volume was partially offset by decreased average net selling prices for such products, as the Registrant sold a mix of products with a lower average selling price. For the nine months ended September 30, 1999 versus the same period of

1998, sales of specialized printing papers were lower as a result of the same change in product mix, as well as fewer tons sold.

Throughout 1998 demand for the Registrant's specialized printing papers weakened while demand for such products in 1999 has steadily strengthened. Demand, on average, over the first nine months of 1999 has been lower than average demand over the first nine months of 1998. In addition, during the first quarter of 1999, the Registrant completed the installation of inclined wire technology on an existing paper machine in Gernsbach, Germany. This installation allowed the Registrant to transfer some of its production capacity previously dedicated to specialized printing papers to more profitable engineered papers.

As a result of improved demand for its specialized printing papers during 1999, the Registrant implemented price increases for its envelope papers in both April and July. The Registrant also increased prices for most of its book publishing papers effective September 1, 1999 and for most of its financial printing papers effective October 1, 1999. Also, as a result of this improved demand, the Registrant was able to improve its mix of specialized printing papers sold during the three and nine months ended September 30, 1999. The Registrant expects that its product mix will continue to improve in the fourth quarter of 1999 and that the market for its specialized printing papers will remain strong and perhaps strengthen over the next several months.

Net sales of engineered papers for the three months and nine months ended September 30, 1999 were $773,000 higher and $12,824,000 lower, respectively, than in the corresponding periods of 1998. In the third quarter of 1999 versus the third quarter of 1998, increased sales volume was partially offset by decreased average selling prices as a result of a change in the mix of engineered papers sold. For the first nine months of 1999, increased sales volume was more than offset by decreased pricing as a result of a change in the mix of products sold relative to the first nine months of 1998.

Net sales of the Registrant's engineered papers, excluding tobacco papers, increased in the three months and nine months ended September 30, 1999 compared to the like periods of 1998 by 3.6% and 1.9%, respectively. Sales volume for such products improved by approximately 10% for each comparative period. Average net selling prices were lower in both the three months and nine months ended September 30, 1999 versus the prior year periods by 5.7% and 7.2%, respectively. Volume improved in part as a result of the paper machine rebuild at the Registrant's Gernsbach, Germany facility which completed the conversion of the facility's production capacity from specialized printing papers to engineered papers. Sales volume also improved as a result of the successful development and marketing of new grades of engineered papers. The Registrant continues to strive to improve its overall product mix by concentrating its efforts on maximizing sales of more profitable engineered papers. The installation of inclined wire technology allows it to produce more profitable engineered papers, including tea bag, porous plug wrap and overlay papers. In addition, the Registrant's Spring Grove, Pennsylvania facility continues to pursue aggressively the development and marketing of new engineered paper products produced with its gravure coater and expects that this piece of equipment will have an increasingly positive impact on its future results of operations.

Net sales of tobacco papers declined by 2.5% and 12.6% for the three months and nine months ended September 30, 1999, respectively, compared to the same periods of 1998. This reduction in net sales was due primarily to decreases in volume as a result of the continuing erosion of demand for tobacco paper products in the U.S. as a result of declining consumption of tobacco products.

Exacerbating this situation of declining demand has been a series of other external factors that have resulted in a reduction of the Registrant's ability to remain a viable supplier of such papers. As has been widely reported, the tobacco industry has been and remains under intense political, legal and financial pressure which has led to an increase in its cost of production and a need to reduce other of its costs, including those for its raw materials. In addition, many tobacco companies have consolidated their purchasing functions, which has resulted in fewer buyers with a greater ability to influence pricing for these papers. Also, China, which formerly imported much of its required tobacco papers, has become largely self-sufficient in productive capacity, greatly reducing the need for imported tobacco papers. To combat all these external factors, on September 20, 1999, the Registrant announced that it had notified its major tobacco paper customers that prices will be increased for certain of its tobacco paper products effective January 1, 2000. Such price increases are necessary for the Registrant to remain a viable, high-quality supplier to such customers. It is currently unclear as to what impact the price increases will have on the Registrant's volume of tobacco paper products. In the event that the price increases result in a reduction in demand for tobacco paper products, the Registrant has contingency plans in place which could be implemented, if necessary, including shutting down capacity and reducing costs.

Other Income - Net

The Registrant's other income - net was $389,000, or 12.4%, higher for the three months ended September 30, 1999 versus the corresponding three months of 1998 and $2,121,000, or 23.0%, higher for the first nine months of 1999 compared to the first nine months of 1998. Interest on investments and other - net was $804,000 lower for the first nine months of 1999 compared to the corresponding period of 1998 because, during the first quarter of 1998, the Registrant recognized interest income on $150,000,000 held in a defeasance trust which was ultimately used to repay in full the principal of and interest on its 5-7/8% Notes on March 1, 1998. No such trust interest income was recognized in 1999.

The Registrant's gain from property dispositions, etc. - net increased by $672,000 and $2,670,000 for the three months and nine months ended September 30, 1999, respectively, versus the like periods of 1998. In the first quarter of 1999, the Registrant sold a tract of timberland located in Delaware, realizing a gain of $976,000. In the second and third quarters of 1999, the Registrant sold various other fully-depreciated items, in addition to the rights to standing timber on select tracts of land. Subsequent to the first quarter of 1999, no single sale was material to the Registrant's results of operations. No significant sales of such property occurred in the first nine months of 1998. From time to time the Registrant divests certain tracts of its timberlands when it is offered attractive prices. The Registrant does not actively solicit the sale of its timberlands as it intends to maintain its own sources of raw materials.

Cost of Products Sold and Gross Profit

The Registrant's cost of products sold increased by 1.9% for the third quarter of 1999 compared to the third quarter of 1998 and decreased by 5.4% for the first nine months of 1999 versus the first nine months of 1998. While sales volumes were higher for the third quarter of 1999 versus the third quarter last year, they were slightly lower for the nine months ended September 30, 1999 versus 1998. The Registrant's cost of products sold per ton was lower by 4.2% and 5.4%, respectively, compared to the same periods in 1998 despite difficulties experienced at its Spring Grove pulpmill subsequent to its annual maintenance shutdown. This decrease was due, in part, to an increase in operational efficiency at many of the Registrant's operating locations. In addition, as outlined below under the heading, "Early Retirement Program and Other Cost Control Measures," the Registrant has taken initiatives to remove costs from its business which have also had a positive impact in reducing its cost of products sold per ton.

As described above, average net selling prices per ton decreased during the three months and nine months ended September 30, 1999 compared to the like periods in 1998. This decrease in net sales per ton more than offset the decrease in cost of products sold per ton, resulting in a decrease in gross profit per ton of 5.8% and 16.5%, respectively, versus those same periods last year.

During the first nine months of 1999, market pulp prices have increased modestly, and the Registrant expects further increases to occur in the fourth quarter of 1999. Since pricing for many of the Registrant's products typically follows that of market pulp, the Registrant also expects improved pricing for such products subsequent to any market pulp price increases.

Selling, General and Administrative Expenses

The Registrant's selling, general and administrative expenses for the third quarter of 1999 were $1,748,000, or 15.7%, higher than for the third quarter of 1998 and for the first nine months of 1999 were $2,770,000, or 7.3%, higher than for the like period of 1998. While the Registrant has taken aggressive steps to remove costs from its business (see the section entitled "Early Retirement Program and Other Cost Control Measures" below), increased legal and professional expenses more than offset such savings in selling, general and administrative expenses.

Interest on Debt - Net

The Registrant's interest on debt - net decreased by $524,000, or 10.0%, for the quarter ended September 30, 1999 versus the same period of 1998 and decreased by $2,196,000, or 13.5%, for the first nine months of 1999 as compared to the first nine months of 1998. Lower average borrowings during the third quarter of 1999 versus the third quarter of 1998 resulted in lower interest on debt - net for the quarter. On March 1, 1998, $150,000,000 principal amount of the Registrant's 5-7/8% Notes matured and were retired. As a result, the average borrowings for the first nine months of 1999 were lower than the like period of 1998, resulting in the lower interest on debt - net.

Income Tax Provision

The Registrant's income tax provision increased by $1,581,000, or 80.3%, for the third quarter of 1999 versus the third quarter of 1998 and decreased by $4,672,000, or 23.0%, for the first nine months of 1999 compared to the first nine months of 1998. The changes were principally due to changes in net income in 1999 versus 1998.


FINANCIAL CONDITION


Liquidity

Cash and cash equivalents increased by $13,462,000 during the first nine months of 1999. Net cash provided by operating activities of $57,928,000 more than offset cash used in investing activities of $23,822,000 and financing activities of $20,407,000. Significant cash activities during the first nine months of 1999 included the payment of $22,122,000 of dividends, $17,685,000 for plant, equipment and timberlands and $7,399,000 for the purchase of the remaining 50% ownership interest in Cascadec.

To finance the acquisition of S&H, on December 22, 1997, the Registrant entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002 and with interest periods determined, at the Registrant's option, on a daily or one to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of September 30, 1999, the Registrant's outstanding borrowings were DM 284,450,000 ($155,124,000) under the Revolving Credit Facility.

In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $28,700,000 as of September 30, 1999). Under the agreements, the Registrant pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR").

In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $27,300,000 as of September 30, 1999). Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.4075% for the term of the agreement. Under the second agreement, which was effective July 6, 1999, the Registrant receives a floating rate, which is also the three-month DM LIBOR plus twenty basis points, and pays a fixed rate of 3.425% for the term of the agreement.

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

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of September 30, 1999. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                     Year of Maturity
                                               (dollar amounts in thousands)                               Total
                                                                                                           Due at    Fair Value at
                                  1999        2000       2001         2002        2003    Thereafter      Maturity     9/30/99
                                  ----        ----       ----         ----        ----    ----------      --------     -------
Debt:
     Fixed rate principal        $1,559     $ 1,621    $ 1,621     $  1,444    $ 1,266    $ 151,242      $ 158,753    $ 153,433
        Average interest rate     6.84%       6.85%      6.85%        6.86%      6.86%        6.87%
     Variable rate principal        $ -         $ -        $ -     $155,124    $     -    $      -       $ 155,124    $ 155,124
        Average interest rate     3.71%       3.53%      3.31%        3.31%          -           -

Interest rate swap agreements:
     Variable to fixed swaps
     principal amount             $ 777    $ 34,340    $28,685     $ 54,535    $     -    $      -       $ 118,337    $     821
        Average pay rate          4.38%       3.84%      3.42%        3.42%          -           -
        Average receive rate      3.58%       3.40%      3.40%        3.40%          -           -

Capital Expenditures

The Registrant invested $17,685,000 in capital expenditures for the first nine months of 1999 compared to $30,290,000 for the first nine months of 1998. The Registrant estimates a total of approximately $29,000,000 will be spent on capital projects during 1999, or 28% less than in 1998.

ENVIRONMENTAL MATTERS

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as its disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures over the past several years. During 1998, 1997 and 1996, the Registrant incurred approximately $17,700,000, $14,800,000 and $15,200,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of the Registrant's operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with the United States Environmental Protection Agency and the Pennsylvania Department of Environmental Protection regarding the Notice of Violation under the federal Clean Air Act and with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The costs associated with such matters are presently unknown but could be substantial and perhaps exceed the Registrant's available resources. The Registrant's current assessment, after consultation with legal counsel, is that such expenditures are not likely to have a material adverse effect on the Registrant's consolidated financial condition or liquidity, but could have a material adverse effect on the Registrant's consolidated results of operations in a given year; however, there can be no assurance that the Registrant's reserves will be adequate or that a material adverse effect on the Registrant's consolidated financial condition or liquidity will not occur at some future time. See Note 6 to the Registrant's condensed consolidated financial statements.

ENVIRONMENTAL ACHIEVEMENTS

On April 20, 1999, the Registrant announced that its Spring Grove mill was the first pulp and paper mill in the United States to achieve ISO 14001 certification for its environmental management system and its commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management system. As a part of maintaining its certification, the mill's environmental management system will be audited by a third party on an ongoing, periodic basis. The Registrant's Gernsbach, Germany facility is also ISO 14001 certified. The Registrant plans to achieve ISO 14001 certification at all of its other mills by the end of 2002.

Also on April 20, 1999, the Registrant announced its New Century Project. The New Century Project is a commitment by the Registrant to participate at its Spring Grove mill in the EPA's Advanced Technology Incentive Program under the Cluster Rules. As a result, the Registrant expects to spend approximately $32,000,000 over the next six years to eliminate the use of elemental chlorine in its bleaching process, reduce odor emissions and improve water quality. The New Century Project demonstrates the Registrant's commitment to minimizing its impact on natural resources.

EARLY RETIREMENT PROGRAM AND OTHER COST CONTROL MEASURES

During the second quarter of 1998, the Registrant announced a Voluntary Early Retirement Enhancement Program ("VEREP") for certain of its salaried employees. The Registrant recognized one-time charges for this VEREP in the third and fourth quarters of 1998. As of the end of the second quarter of 1999, these measures were fully implemented. The Registrant estimates that pre-tax cost savings from the VEREP in the third quarter of 1999 were approximately $2,100,000. Such quarterly cost savings are permanent in nature and are expected to continue.

The Registrant's procurement function has undertaken initiatives to reduce costs for certain purchased products and services. In addition, the Registrant has reevaluated its target inventory levels for maintenance supplies and raw materials, renegotiated certain freight contracts and critically reviewed its needs for routine outside contracting work. The Registrant has achieved significant cost savings as a result of these initiatives.

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

The Registrant's information technology systems include both internally and externally developed business systems, although nearly all have been developed internally. Accordingly, the Registrant used internal information technology personnel almost exclusively to inventory, assess, modify and test existing systems and primarily incurred only normal wage, benefit and related costs for its normal complement of information technology personnel. The Registrant expensed approximately $634,000 and $125,000 during 1998 and 1997, respectively, in such costs supporting its Year 2000 compliance efforts. The Registrant has incurred approximately $400,000 of expenses in the first nine months of 1999 for these internal costs and estimates it will incur only very modest additional expenses during the remainder of the year to complete its Year 2000 efforts.

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

The Registrant has made minor capital expenditures to replace certain systems or equipment which were not Year 2000 compliant. The Registrant incurred approximately $200,000 in capital-related costs during the first nine months of 1999 to achieve Year 2000 compliance of its information and non-information technology systems. The Registrant does not expect to incur significant additional capital-related costs during the balance of 1999 related to Year 2000 compliance.

The Registrant relies significantly on select key vendors of raw materials, energy, telecommunications and other vital services. The Registrant also generates significant revenues from various key customers. The Registrant has surveyed key third parties and has assessed all responses received with regard to their Year 2000 compliance. The Registrant has received and analyzed responses from all critical vendors. Substantially all responses from non-critical vendors have been received and analyzed. No significant issues have been discovered, but the Registrant has not independently verified the accuracy of the responses received.

While the Registrant does not believe that the risk of noncompliance by such third parties is significant, a contingency planning team, made up of key personnel from the Registrant's corporate operations as well as its operating locations, has completed a plan to deal with the possible consequences of such third parties' noncompliance. This plan has numerous provisions, including modestly increasing the Registrant's inventories of certain key raw materials. Such an inventory build should allow the Registrant to continue operations for a limited time should certain key vendors be unable to deliver product to the Registrant. Also, select operating locations will defer normal maintenance shutdowns that are usually scheduled late in the calendar year. Such maintenance shutdowns will coincide with year end, which should help to minimize any potential impact of noncompliance. In addition, the Registrant's disaster recovery procedures which are normally in place to recover from storms or other unforeseen events will also be useful in the event of the inability to operate under ordinary conditions.

Despite such contingency plans, it is reasonably possible that, in the worst case, some of the Registrant's key vendors or customers could experience operational interruptions as a result of non-compliance of their own systems, vendors and/or customers. As a result, the Registrant may be forced to interrupt the operation of one or more of its mills or be required to increase its costs or decrease its selling prices to remain operational. In such an event, the Registrant's business and results of operations could be materially adversely affected.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 4 to the Registrant's condensed consolidated financial statements.


PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its expectations as to industry conditions and its financial results, demand for or pricing of its products, environmental matters, Year 2000 compliance and other aspects of its business may constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions which it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant hereby identifies the following important factors among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, including variations resulting from the Registrant's announced tobacco paper price increases, (ii) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (iii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (iv) the gain or loss of significant customers; (v) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the Notices of Violation issued by EPA and DEP and the costs of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (vi) significant changes in cigarette consumption, both domestically and internationally; (vii) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (viii) adverse results in litigation; (ix) fluctuations in currency exchange rates; (x) failure of third parties which are material to the Registrant to become Year 2000 compliant thereby interrupting their and the Registrant's business operations; and (xi) disruptions in production and/or increased costs due to labor disputes.


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



                                            P. H. GLATFELTER COMPANY



Date:   November 15, 1999                   /s/ R. P. Newcomer
                                            -----------------------------------
                                            R. P. Newcomer
                                            Executive Vice President
                                            and Chief Financial Officer

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