Form 10-K
period 1999-12-31
GLATFELTER P H CO
filed 2000-03-29
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NUMBER
DECEMBER 31, 1999                             1-3560

                            P. H. GLATFELTER COMPANY
----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            PENNSYLVANIA                                   23-0628360
   (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

   96 SOUTH GEORGE STREET, SUITE 500
           YORK, PENNSYLVANIA                                    17401
   --------------------------------                       -------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER,                              (717) 225-4711
               INCLUDING AREA CODE

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

        COMMON STOCK                      NEW YORK STOCK EXCHANGE
---------------------------     ------------------------------------------
   (TITLE OF EACH CLASS)        (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE
                                ----------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES \X\   NO \ \

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN THE DEFINITIVE PROXY STATEMENT INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE COMMON STOCK OF THE REGISTRANT HELD BY NON-AFFILIATES AT MARCH 1, 2000 WAS $304,433,934.

COMMON STOCK OUTSTANDING AT MARCH 1, 2000: 42,411,000 SHARES


                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE IN THIS REPORT ON FORM 10-K.

         1.       PROXY STATEMENT DATED MARCH 24, 2000 (PART III)

                                     PART I


Item 1.  Business.

         The Registrant, a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. The Registrant has three paper mills located in the United
States: Spring Grove, Pennsylvania, Pisgah Forest, North Carolina and Neenah, Wisconsin. The Registrant also has paper mills in Gernsbach, Germany and near Odet, France. The Registrant also owns and operates a research and development facility in Wisches, France and an abaca pulpmill in the Philippines. The Registrant manufactures engineered papers and specialized printing papers.

         The Registrant's engineered papers are used in the manufacture of a variety of products, including tea bags, cigarette papers, cigarette tipping and plug wrap papers, metalized beverage labels, decorative laminates, food product casings, stencil papers, photo-glossy ink jet papers, greeting cards, medical dressings, highway signs and striping, billboard graphics, decorative shopping bags, playing cards, postage stamps, filters, labels and surgical gowns. Sales of these papers are generally made directly to the converter of the paper. Engineered papers are manufactured in each of the Registrant's mills.

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

         In 1999, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to financial printers and converters generally were made directly. During 1997, a wholesale paper merchant, Central National-Gottesman Inc. ("CNGI") (which buys paper through its division, Lindenmeyr Book Publishing) accounted for 12% of the Registrant's net sales. Net sales to each of the Registrant's customers, including CNGI, were less than 10% of the Registrant's net sales during 1998 and 1999.

         A significant portion of the Pisgah Forest mill's sales and a modest portion of the sales from the Gernsbach and Odet mills are made to a limited number of major tobacco companies. Legal, regulatory and competitive pressures on the tobacco industry in the United States and elsewhere could have a material adverse effect on future tobacco paper sales. The profitability of these mills has already been negatively affected by these pressures. In that regard, in December 1999, the Registrant announced that it would be reducing the capacity at its Pisgah Forest mill for certain of its less profitable tobacco papers. This action, together with announced price increases for certain tobacco papers, was designed to increase long-term profitability.

         Set forth below is the amount (in thousands) and percentage of net sales contributed by each of the Registrant's two classes of similar products during each of the years ended December 31, 1999, 1998 and 1997.

                            Years Ended December 31,

                              1999                         1998                        1997
                              ----                         ----                        ----
                            Net Sales         %          Net Sales*        %         Net Sales          %
                            ---------         -          ----------        -         ---------          -
  Specialized Printing
  Papers .............      $325,240             48%      $351,171            50%      $354,076            62%

  Engineered
  Papers .............       355,320             52        353,907            50        212,996            38
                            --------       --------       --------      --------       --------      --------
  Total ..............      $680,560            100%      $705,078           100%      $567,072           100%
                            --------       --------       --------      --------       --------      --------


*        Schoeller & Hoesch (S&H) was acquired on January 2, 1998.

         See Note 11 to the Registrant's 1999 consolidated financial statements in Item 8 for certain geographic disclosure.

         The competitiveness of the markets in which the Registrant sells its products varies. The necessity for technical expertise limits the number of competitors for the Registrant's engineered papers, excluding tobacco papers. Competition for tobacco papers currently is intense as a result of excess worldwide capacity. There are a number of companies in the United States manufacturing specialized printing papers and no one company holds a dominant position. Capacity in the worldwide uncoated free-sheet industry, which includes uncoated specialized printing papers, is not expected to increase significantly for the next few years.

         Service, product performance and technological advances are important competitive factors in all of the Registrant's businesses. The Registrant believes its reputation in these areas continues to be excellent.

         Backlogs are generally not significant in the Registrant's business, as substantially all of the Registrant's customer orders are produced within 30 days of receipt. A backlog of unmade customer orders is monitored primarily for purposes of scheduling production to optimize paper machine performance. From time to time, the Registrant may determine that the backlog of unmade orders, along with high finished goods inventory levels, may be insufficient to warrant a full schedule of paper machine production. In these circumstances, certain paper machines may be temporarily shut down until backlog and inventory levels warrant a resumption of operations.

         The principal raw material used at the Spring Grove mill is pulpwood. In 1999, the Registrant acquired approximately 78% of its pulpwood from saw mills, purchased stumpage and independent logging contractors and 22% from Company-owned timberlands. Hardwood and softwood purchases constituted 51% and 49% of the pulpwood acquired, respectively. Hardwoods are available within a relatively short distance of the Registrant's Spring Grove mill. Softwood is obtained primarily from Maryland, Delaware and Virginia. To protect its sources of pulpwood, the Registrant actively promotes conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company has acquired woodlands, particularly softwood growing land, with the objective of having a significant portion of the Registrant's softwood requirement available from Company-owned woodlands.

         The Spring Grove pulpmill converts pulpwood into wood pulp for use in its papermaking operations. In addition to the pulp it produces, the Spring Grove mill purchases market pulp from others.

         The principal raw material used by the Neenah mill is high-grade recycled wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. Wastepaper prices rose steadily throughout 1999 and early 2000, and the Registrant expects such prices to remain high for the remainder of 2000. It is anticipated that there will be an adequate supply of wastepaper in the future.

         The major raw materials used at the Ecusta mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. The current supply of wood pulp and flax straw is sufficient for the present and anticipated future operations at the Ecusta mill. Ecusta receives a majority of its processed flax straw from the Registrant's Canadian operation.

         The principal raw materials used by the Gernsbach and Odet mills are purchased wood pulp and abaca pulp provided by S&H's Philippine pulpmill. The current supply of such materials is sufficient for the present and anticipated future operations of these mills.

         Wood pulp purchased from others comprised approximately 145,000 short tons or 29% of the total 1999 fiber requirements of the Registrant. The average cost of purchased pulp during 1999 was lower than in 1998. Major producers of market pulp have implemented price increases effective in January 2000. The Registrant expects additional price increases in the coming months.

         The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. The mill also produces excess electricity which is sold to the local power company under a long-term co-generation contract. These net energy sales were $9,176,000 in 1999. Principal fuel sources used by the Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil, which were used to produce approximately 57%, 35%, 7% and 1%, respectively, of the total energy internally generated at the Spring Grove mill in 1999.

         The Pisgah Forest mill generates all of its steam requirements and a majority of its electric power requirements (62% in 1999) and purchases the remainder of its electric power requirements. Coal was used to produce essentially all of the mill's internally generated energy during 1999.

         During 1998, the Neenah mill began to purchase steam under a twenty-year contract from a facility of Minergy Corporation. The facility, which is located adjacent to the Neenah mill, processes paper mill sludge from the Neenah mill as well as other mills in the Neenah area. During 1999, the Neenah mill purchased 80% of its steam from Minergy Corporation and generated 20% of its steam requirements. The Registrant expects to purchase approximately 80% of its steam requirements from Minergy Corporation during 2000. The Neenah mill generates a portion of its electric power requirements (11% in 1999) and purchases the remainder of its electric power requirements. Gas was used to produce almost all of the mill's internally generated steam during 1999 with fuel oil being used to generate the remainder.

         The Gernsbach and Odet mills both generate all of their own steam requirements. The Gernsbach mill generated approximately 33% of its 1999 electric power requirements and purchased the balance. Gas was used to produce almost all of the mill's internally generated energy during 1999. The Odet mill purchased all of its 1999 electric power requirements.

         The Registrant has approximately 3,700 active full-time employees.

         Hourly employees at the Registrant's U.S. mills are represented by different locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union. In October 1996 a five-year labor agreement covering approximately 900 employees at the Pisgah Forest mill was ratified. A five-year labor agreement covering approximately 320 employees at the Neenah mill was ratified in August 1997. A five-year labor agreement covering approximately 740 employees in Spring Grove was ratified in January 1998. Under all of these agreements, wages increased by 3% in 1999 and will increase by 3% per year for the duration of the agreements.

         Approximately 775 hourly employees at the Registrant's S&H locations are represented by various unions. The labor agreement covering approximately 650 hourly employees at the Gernsbach mill expired on February 28, 2000. The terms and conditions of the expired agreement remain in effect until a new agreement is negotiated. The Registrant is not directly involved in these negotiations as the agreement is being negotiated by paper industry representatives. This situation is not unusual at the Gernsbach mill and the Registrant does not believe that the lack of an agreement will result in any significant operational interruptions.

ENVIRONMENTAL MATTERS

         The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures in past years. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because environmental regulations are not consistent worldwide, the Registrant's ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. For further information with respect to such compliance, reference is made to Item 3 of this report.

         Subject to permit approval, the Registrant has undertaken an initiative under the Voluntary Advanced Technical Incentive Program of the United States Environmental Protection Agency ("EPA") to comply with new "Cluster Rule" regulations. This initiative is part of the Registrant's "New Century Project," which will require capital expenditures currently estimated at approximately $30,000,000 to be incurred before April 2004.

         Compliance with government environmental regulations is a matter of high priority to the Registrant. To meet environmental requirements, the Registrant has undertaken a variety of projects. During 1999, the Registrant expended approximately $2,633,000 on environmental capital projects. The Registrant estimates that projects requiring total expenditures of $2,908,000 and $426,000 for environmental-related capital will be initiated in 2000 and 2001, respectively. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings have been and will be adversely affected to the extent that selling prices have not been and cannot be increased to offset additional incremental operating costs, including depreciation, resulting from such capital expenditures and to offset additional interest expense on the amounts expended for environmental purposes.

         In 1999, EPA and the Pennsylvania Department of Environmental Protection ("DEP") issued to the Registrant separate Notices of Violation ("NOVs") alleging violations of the federal and state air pollution control laws, primarily for purportedly failing to obtain appropriate preconstruction air quality permits in conjunction with certain modifications to the Registrant's Spring Grove mill. EPA announced that the Registrant was one of seven pulp and paper mill operators to have received contemporaneously an NOV alleging this kind of violation. EPA and DEP alleged that the Registrant's modifications produced (1) significant net emissions increases in certain air pollutants which should have been covered by appropriate permits imposing new emissions limitations, and (2) certain other violations.

         For all but one of the modifications cited by EPA, the Registrant applied for and obtained from DEP the preconstruction permits which the Registrant concluded were required by applicable law. EPA reviewed those applications before the permits were issued. DEP's NOV only pertained to the modification for which the Registrant did not receive a preconstruction permit. The Registrant conducted an evaluation at the time of this modification, and determined that the preconstruction permit cited by EPA and DEP was not required. The Registrant has been informed that EPA and DEP will seek substantial emissions reductions, as well as civil penalties, to which the Registrant believes it has meritorious defenses. Nevertheless, the Registrant is unable to predict the ultimate outcome of these matters or the costs involved, and there can be no assurance that such costs would not have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations.

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

         On February 26, 1999, DNR released a draft remedial investigation and feasibility study ("RI/FS") for the lower Fox River for public comment. In the draft RI/FS, DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. The Registrant and the other six companies have submitted extensive technical comments to the draft RI/FS. In addition, the Registrant has submitted its individual comments to the draft RI/FS. DNR and EPA have announced that the RI/FS will be revised. The revision may add, delete or amend the remedial alternatives, and a final RI/FS and a proposed remedial action plan will be issued. The agencies have publicly stated that these documents may be issued in mid to late 2000.

         Based on current information and advice from its environmental consultants, the Registrant continues to believe that an aggressive effort, as included in certain remedial alternatives in the draft RI/FS, to remove PCB-contaminated sediment, much of which is buried under cleaner material or is otherwise unlikely to move and which is abating naturally, would be environmentally detrimental and, therefore, inappropriate.

         Natural resources damages may be assessed in addition to cleanup costs. In November 1999, FWS announced a preliminary estimate of damages as the result of injury to recreational fishing. The range of damages announced is from $106 million to $150 million. The Registrant believes that this range is significantly overstated. FWS and the federal and tribal trustees have not yet announced estimates of certain other components of their natural resources damages claim. The Registrant believes DNR to be the lead agency for assessment of damages, and has been cooperatively assessing damages with DNR independent of the federal agencies.

         The Registrant currently is unable to predict the ultimate costs to the Registrant related to this matter, because the Registrant cannot predict which remedy will be selected for the site or its share of the cost of that remedy.

         The Registrant continues to believe it is likely that this matter will result in litigation; however, the Registrant believes it will be able to persuade a court that removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB-contaminated sediments is inappropriate, that it would prevail in any resulting litigation, that its share of the cost of any remedy selected would not have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations or result in a default under the Registrant's loan covenants or that the Registrant's share of such cost would not exceed its available resources.

         The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, natural resource damage and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Registrant continues to evaluate its exposure and the level of its reserves, including, but not limited to, its share of the costs and damages (if any) associated with the lower Fox River and the Bay of Green Bay. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

         The Registrant's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term material adverse impact on the Registrant. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations.

Item 2.  Properties.

         The Registrant's executive offices are located in York, Pennsylvania. The Registrant's paper mills are located in Spring Grove, Pennsylvania; Pisgah Forest, North Carolina; Neenah, Wisconsin; Gernsbach, Germany; and near Odet, France.

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

         During the first quarter of 1998, the Registrant completed construction of a precipitated calcium carbonate ("PCC") plant at its Spring Grove mill. This plant reduced the cost of PCC at this mill as well as lowered the need for higher-priced raw materials used for increasing the opacity and brightness of certain papers.

         The Pisgah Forest facilities currently include twelve paper machines, stock preparation equipment, a modified kraft bleached flax pulpmill with thirteen rotary digesters, a PCC plant and a small recycled pulping operation. The annual lightweight paper capacity is approximately 99,000 tons. Nine paper machines are essentially identical while the newer, larger three remaining machines have design variations specific to the products produced. Converting equipment includes winders, calendars, slitters, perforators and printing presses. As explained in Item 7 of this report, in December 1999, the Registrant announced that it would begin reducing its tobacco paper manufacturing capacity at this facility during 2000.

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

         The Registrant's subsidiary, S&H, currently owns and operates paper mills in Gernsbach, Germany and near Odet, France. S&H also owns a pulpmill in the Philippines which supplies abaca pulp to S&H's paper mills and owns and operates a research and development facility in Wisches, France.

         The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 34,000 tons. In addition, the Gernsbach facility has the capacity to produce 7,700 tons of metalized papers annually, using a lacquering machine and two metalizers. The base paper used to manufacture the metalized paper is purchased. The Odet facility includes two paper machines with an aggregate annual lightweight capacity of approximately 4,900 tons of finished paper. The Philippine pulpmill has an aggregate annual capacity of approximately 7,500 tons of abaca pulp. Of this amount, approximately 7,200 tons are supplied to the Gernsbach and Odet paper mills, with the remainder being sold to outside parties. The Gernsbach and Odet paper mills obtain substantially all of their abaca pulp from the Philippine pulpmill.

         The Glatfelter Pulp Wood Company, a subsidiary of the Registrant, owns and manages approximately 112,000 acres of land, most of which is timberland.

         The Registrant owns substantially all of the properties used in its papermaking operations, except for certain land leased from the City of Neenah under leases expiring in 2050, on which wastewater treatment, storage and other facilities and a parking lot are located. All of the Registrant's properties, other than those which are leased, are free from any material liens or encumbrances. In conjunction with a financing transaction between the Registrant and one of its subsidiaries completed in February 1997, however, the Registrant secured the indebtedness to the subsidiary incurred in the transaction with mortgages on real estate assets having a value of approximately $300 million. These mortgages have subsequently been assigned to another subsidiary of the Registrant. The Registrant considers that all of its buildings are in good structural condition and well-maintained and its properties are suitable and adequate for present operations.


Item 3.  Pending Legal Proceedings.

         For a discussion of the separate NOVs issued to the Registrant by EPA and DEP and the potential legal proceedings involving the lower Fox River, see "Environmental Matters" in Part I of this report. The Registrant does not believe that the other environmental matters discussed below will have a material adverse effect on its business or consolidated financial position, liquidity or results of operations.

         DEP has proposed to reissue the Registrant's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Registrant. DEP has concurrently publicly proposed terms for resolution of an anticipated appeal from the issuance of that permit which terms, subject to satisfaction of certain conditions, are acceptable to the Registrant. However, such terms may be unacceptable to EPA or certain third parties.

The Registrant cannot determine the impact that the new permit will have on the Registrant if it contains objectionable terms because the material terms of the final form of the permit are unknown.

         On May 16, 1989, the Pennsylvania Environmental Hearing Board approved and entered an Amended Consent Adjudication between the Registrant and DEP in connection with the Registrant's permit to discharge effluent into the West Branch of the Codorus Creek. The Amended Consent Adjudication establishes limitations on in-stream color, and requires the Registrant to conduct certain studies and to submit certain reports regarding internal and external measures to control the discharge of color and certain other adverse byproducts of chlorine bleaching to the West Branch of the Codorus Creek. Through June 1999, the Registrant has submitted these reports annually and met with representatives of DEP to discuss the reports, possible revisions to or rescission of the Amended Consent Adjudication, and whether to enter an agreement to install additional wastewater pollution controls which would be expected to reduce levels of color discharged.

         The Pennsylvania Public Interest Research Group ("Penn PIRG") and several other plaintiffs have brought a citizen suit under the Federal Clean Water Act and Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove mill's discharge of color, civil penalties and costs of litigation. The Registrant believes Penn PIRG's lawsuit to be without merit, but the Registrant cannot predict the impact on the Registrant of any relief the court might award because the case is not yet at a state where the nature and extent of any relief can be predicted.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.


Executive Officers of the Registrant.


Executive Officers      Office                                                        Age
------------------      ------                                                        ---
G. H. Glatfelter II     President and Chief Executive Officer (a)                      48

T. C. Norris            Chairman (b)                                                   61

R. P. Newcomer          Executive Vice President and Chief Financial Officer (c)       51

R. S. Lawrence          Vice President - General Manager, Ecusta Division              60

L. R. Hall              Vice President - General Manager, Glatfelter Division (d)      62

R. L. Miller            Vice President - International Business (e)                    53

C. M. Smith             Vice President - Finance and Assistant Secretary (f)           41

R. S. Wood              Vice President - Administration (g)                            42

J. R. Anke              Treasurer (h)                                                  54

T. D. D'Orazio          Controller (i)                                                 41

M. R. Mueller           Associate Counsel and Secretary (j)                            39

                  Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the annual meeting of the Board held immediately after the annual meeting of shareholders.

(a) Mr. Glatfelter became President and Chief Executive Officer in June 1998. From September 1995 to June 1998, he was Senior Vice President. Prior to September 1995, he was Vice President - General Manager, Glatfelter Paper Division.

(b) Mr. Norris is expected to retire as Chairman in April 2000. Prior to June 1998, Mr. Norris was also President and Chief Executive Officer.

(c) Mr. Newcomer became Executive Vice President in June 1998 and continued to serve as Chief Financial Officer at that time. From May 1997 to June 1998, he was Senior Vice President and Chief Financial Officer. From September 1995 to April 1997, he was Senior Vice President, Treasurer and Chief Financial Officer. From April 1995 to September 1995, he was Vice President, Treasurer and Chief Financial Officer. Prior to April 1995, he was Vice President and Treasurer.

(d) Mr. Hall became Vice President - General Manager, Glatfelter Division in August 1998. From November 1995 to August 1998, he was Director of Operations - Glatfelter Division. Prior to November 1995, he was Spring Grove Mill Manager.

(e) Mr. Miller became Vice President - International Business in August 1998. From September 1995 to August 1998, he was Vice President - Administration. From August 1994 to September 1995, he was Director of Planning, Acquisitions and Governmental Affairs.

(f) Mr. Smith became Assistant Secretary in December 1999 and continued to serve as Vice President - Finance at that time. From August 1998 to December 1998, he was Vice President - Finance, Assistant Secretary and Controller. Prior to August 1998, he was Controller.

(g) Mr. Wood ceased serving as Secretary in December 1999 and continued to serve as Vice President Administration at that time. From August 1998 to December 1999, he was Vice President - Administration and Secretary. From May 1997 to August 1998, he was Secretary and Treasurer. Prior to May 1997, he was Secretary and Assistant Treasurer.

(h) Mr. Anke became Treasurer in September 1998. From June 1997 to September 1998, he was Chief Financial Officer for the Senator John Heinz History Center. From September 1996 to June 1997, he was a consultant to AMSCO International, Inc. From April 1994 to September 1996, he was Vice President and Treasurer of AMSCO International, Inc., where he was responsible for treasury, insurance, retirement plan and international functions and supervised approximately forty employees.

(i) Mr. D'Orazio became Controller in December 1998. Prior to December 1998, he was Assistant Corporate Controller of Mohawk Industries, Inc., where he was responsible for corporate accounting functions and supervised approximately twenty employees.

(j) Mr. Mueller became Secretary and continued to serve as Associate Counsel in December 1999. From December 1998 to December 1999, he was Associate Counsel and Assistant Secretary. From June 1998 to December 1998, he was Associate Counsel. From September 1996 to June 1998, he was the owner and Vice President of Scheller, Inc., where he was responsible for the administration of the company. He was Legal Counsel with Credit Suisse prior to August 1995.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

Common Stock Prices and Dividends Paid Information

The table below shows the high and low prices of the Registrant's common stock on the New York Stock Exchange and the American Stock Exchange (Ticket Symbol "GLT") and the dividends paid per share for each quarter during the past two years. Trading of the Registrant's common stock commenced on the New York Stock Exchange on November 12, 1998; prior to that date the Registrant's common stock traded on the American Stock Exchange.

                            1999                                  1998
           ------------------------------------   ------------------------------------
Quarter       High           Low      Dividends     High           Low       Dividends
  1st      $12-1/2        $ 9-5/8       $ .175    $18-3/8       $ 16         $ .175
  2nd       14-13/16       11             .175     19-1/8         15-1/8       .175
  3rd       16-7/16        13-3/16        .175     16-5/8         11-3/16      .175
  4th       15-3/4         12-3/8         .175     13-7/16        11-3/8       .175

As of December 31, 1999 the Registrant had 3,059 shareholders of record. A number of the shareholders of record are nominees.

Item 6.  Selected Financial Data.

                 Summary of Selected Consolidated Financial Data

                             Years Ended December 31
                     (in thousands except per share amounts)

                             1999            1998               1997            1996            1995            1994
                          ----------      ----------         ----------     -----------      ----------      ----------
  Net sales ........      $  680,560      $  705,078         $  567,072      $  566,084      $  623,709      $  478,302

  Income (loss)
   before accounting
   changes .........          41,425          36,133(a)          45,284          60,399          65,828        (118,251)(b)

  Basic earnings
   (loss) per share
   before accounting
   changes .........             .98             .86(a)            1.07            1.41            1.50           (2.67)(b)

  Diluted earnings
   (loss) per share
   before accounting
   changes .........             .98             .86(a)            1.07            1.41            1.49           (2.67)(b)

  Total assets .....       1,003,780         990,738            937,583         715,310         673,107         650,810(c)

  Debt .............         329,770         356,459            348,665         150,000         150,000         174,100

  Cash dividends
   declared per
   common share ....      $      .70      $      .70         $      .70      $      .70      $      .70      $      .70

                             1993               1992             1991             1990            1989
                          ----------         ----------      ------------     ------------      ----------
  Net sales ........      $  473,509         $  540,057      $    567,764     $    625,429      $  598,777

  Income (loss)
   before accounting
   changes .........          20,409(d)          56,544            76,049           88,332          92,864

  Basic earnings
   (loss) per share
   before accounting
   changes .........             .46(d)            1.28              1.68             1.90            1.94

  Diluted earnings
   (loss) per share
   before accounting
   changes .........             .46(d)            1.27              1.67             1.88            1.93

  Total assets .....         847,087(e)         648,464           630,115          598,842         550,105

  Debt .............         150,000             10,100                __               __           1,100

  Cash dividends
   declared per
   common share ....      $      .70         $      .70      $        .60     $       .575      $      .50


(a) After impact of an after-tax charge for voluntary early retirement enhancement program (unusual item) of $5,988,000.

(b) After impact of an after-tax charge for a writedown of impaired assets (unusual items) of $127,981,000.

(c) After impact of a pre-tax charge for a writedown of impaired assets (unusual items) of $208,949,000.

(d) After impact of an after-tax charge for rightsizing and restructuring (unusual items) of $8,430,000 and the effect of an increased federal corporate income tax rate of $3,587,000.

(e) Includes an increase of $61,062,000 for the adoption of Statement of Financial Accounting Standards No. 109.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

     Any statements set forth in this annual report or otherwise made in writing or orally by the Company with regard to its goals for revenues, cost reductions and return on capital, expectations as to industry conditions and the Company's operating results, demand for or pricing of its products, development of new products, environmental matters, Year 2000 compliance and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions that it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) variations in demand for or pricing of its products, including variations resulting from the Company's announced tobacco paper price increases; (ii) the Company's ability to identify, finance and consummate future alliances or acquisitions; (iii) the Company's ability to develop new, high value-added engineered products; (iv) the Company's ability to identify and implement its planned cost reductions; (v) changes in the cost or availability of raw materials used by the Company, in particular market pulp, pulp substitutes and wastepaper; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers; (viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the Notices of Violations ("NOVs") issued by the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("DEP") and the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which the Company's Neenah mill is located; (ix) significant changes in cigarette consumption, both domestically and internationally; (x) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (xi) adverse results in litigation; (xii) fluctuations in currency exchange rates; (xiii) failure of third parties which are material to the Company to be Year 2000 compliant thereby interrupting their and the Company's business operations; and (xiv) disruptions in production and/or increased costs due to labor disputes.


OVERVIEW

     The Company classifies its sales into two product groups: engineered papers (including tobacco papers) and specialized printing papers. The Glatfelter Division, which includes the Spring Grove, Pennsylvania and Neenah, Wisconsin paper mills, produces both specialized printing and engineered papers. The Ecusta Division is comprised of the Pisgah Forest, North Carolina paper mill ("Ecusta") as well as other various supporting facilities. Schoeller & Hoesch ("S&H") includes paper mills in Gernsbach, Germany and near Odet, France. Both Ecusta and S&H produce specialized printing papers and engineered papers (including tobacco papers). S&H was acquired on January 2, 1998.

   Overall, demand and pricing for the Company's products strengthened throughout 1999. After the first quarter of 1999, the Company experienced only normal seasonal downtime. Demand for the Company's tobacco papers, however, continued to be very weak during 1999. This portion of the Company's business has suffered from extremely low pricing in recent years as a result of industry overcapacity and declining domestic consumption. To combat such depressed pricing, the Company announced in September that it had notified its major tobacco paper customers that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Company to remain a viable, high-quality supplier to its customers. As a result of this announcement, the Company expected that certain of its tobacco paper customers would seek other, lower-quality suppliers. In fact, this has happened. As a result, the Company announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta Division during 2000. Although the extent of the reduction is uncertain, capacity could be reduced by up to one-third and the workforce reduced by approximately 300 people. Such workforce reductions will be realized through a combination of early retirements and layoffs. Because the extent of the sales volume losses could not be reliably estimated as of the balance sheet date, the Company has not recognized a one-time charge associated with the workforce reduction or a one-time charge, if any, associated with the idling of equipment. Such a charge, which will not materially adversely affect the Company's financial condition, will be recognized in the first half of 2000.

   To offset the loss of such tobacco paper volume, the Company is planning to grow its specialized printing and engineered papers businesses and has invested resources into its new product development area. Despite this, the Company expects that the reduction of its tobacco paper producing capacity will reduce its total sales volume in the near term. The Company is making vigorous efforts to remove substantially all costs associated with this loss of business as capacity is reduced.

   Markets for the Company's other engineered papers, excluding tobacco papers, remained strong throughout 1999. Demand was stable and pricing was consistent. The Company's net sales volume of other engineered papers increased by 12% in the fourth quarter of 1999 versus the first quarter of 1999, a result of improved demand for the Company's existing products.

   Most of the Company's specialized printing paper products are directed at the uncoated free sheet portion of the industry. The demand for such products was relatively weak early in the year, with demand steadily improving thereafter. Concurrent with this improving demand, the Company was able to implement various price increases for its specialized printing paper products in 1999.

   The Company announced a price increase for a substantial number of its specialized printing papers effective in early February 2000. Early indications are that additional price increases may be forthcoming in 2000. Partially offsetting the positive financial impact of these price increases are increases in the cost of certain of the Company's raw materials, especially market pulp and wastepaper. Major producers of market pulp have implemented price increases effective in January 2000, and the Company expects additional price increases in the coming months. Since pricing for many of the Company's products typically follows that of market pulp, the Company also expects improved pricing for such products subsequent to any market pulp price increases. Furthermore, because certain of the Company's operations are not entirely dependent on external sources of pulp, especially its vertically integrated Spring Grove, Pennsylvania pulp and paper mill, such increases in fiber prices are generally favorable to the Company's results of operations.


1999 COMPARED TO 1998

   Overall, net sales in 1999 decreased $24,518,000, or 3.5%, compared to 1998. Though net sales volume was higher in 1999 versus 1998, average net pricing was lower in 1999.

   Sales of specialized printing papers were lower in 1999 than 1998 by 5.9% as a result of weak demand and pricing for such products early in 1999. Throughout the remainder of 1999, the Company was able to implement several price increases as demand and pricing improved during the year. As a result of these price increases, average net pricing for such products was 7.2% higher in the fourth quarter of 1999 versus the fourth quarter of 1998. The Company announced additional price increases for many of these products early in 2000 and continues to maintain a healthy backlog of orders. The Company expects that pricing will continue to improve, though at a somewhat slower rate, in 2000 compared to 1999.

   Sales of engineered papers (including tobacco papers) increased by 3.5% in 1999 versus 1998, as an increase in net sales volume was partially offset by a decrease in average net selling price. The increase in volume was largely a result of successfully marketing certain of the Company's existing products. As mentioned above, the Company, along with much of the rest of the paper industry, experienced weakness in demand for many of its products early in 1999. As a result, the Company accepted orders for certain of its products with lower average net selling prices. The decrease in average net selling price for the year 1999, therefore, is almost entirely a result of a change in mix of products sold and not a weakening of prices for specific products.

   The cost of products sold decreased by 3.4% in 1999 compared to 1998. As the Company reported in 1998 (see "Unusual Item" below), it has taken aggressive steps to remove costs from its business which has led to the lower cost of products sold. Further, an increase in operational efficiency at many of the Company's operating locations was realized as a result of an improving and more stable order pattern for many of the Company's products. In addition, market pulp prices, a key raw material in the Company's business, were lower, on average, than in 1998.

   The increase in selling, general and administrative expenses of $4,457,000 in 1999 versus 1998 was primarily a result of additional spending on legal and professional services relating to certain environmental and other matters.

   Profit from operations before interest income and expense and taxes was $81,582,000 in 1999 compared to $88,599,000 excluding the unusual item in 1998. This decrease was largely due to the decrease in net sales in 1999 versus 1998, partially offset by a decrease in cost of products sold.

   Interest on investments and other - net remained flat from 1998 to 1999. The Company's average cash holdings in 1999 were higher than in 1998, yielding higher interest income. Offsetting this was interest income realized in 1998 on a trust held to defease certain of the Company's debt. The defeasance trust was liquidated early in 1998 and no such income was realized in 1999.

   Gain from property dispositions, etc. - net increased from $1,019,000 in 1998 to $4,076,000 in 1999. In the first quarter of 1999, the Company sold a tract of timberland, realizing a gain of $976,000. During the remaining quarters of 1999, the Company sold various other fully-depreciated items, in addition to the rights to standing timber on select tracts of land. Subsequent to the first quarter of 1999, no single sale was material to the Company's results of operations. No significant sales of such property occurred in 1998. From time to time, the Company divests certain tracts of its timberlands when it is offered attractive prices. The Company does not actively solicit the sale of its timberlands as it intends to maintain its own sources of raw materials.

   Interest on debt was $18,424,000 in 1999 compared to $22,007,000 in 1998. This decrease was a result of lower average borrowings and generally lower interest rates experienced in 1999 versus 1998. Such lower average borrowings were partially a result of the Company's repayment of its $150,000,000 principal amount 5 7/8% Notes early in 1998 as well as strengthening of the U.S. dollar relative to the DM during 1999.

1998 COMPARED TO 1997

   Net sales in 1998 increased $138,006,000, or 24.3%, compared to 1997. Net sales volume and average selling prices decreased at the Company's Glatfelter and Ecusta divisions. The resulting decrease in net sales at these divisions was more than offset by the net sales of S&H.

   Sales of engineered papers (including tobacco papers) increased by 65.7% in 1998 versus 1997. This increase was due to the inclusion of S&H in 1998's results. Overall, the sales volume of engineered papers increased by 34.6%. The average net selling price per ton for the Company's engineered papers increased significantly due to a shift in product mix. S&H produces and sells lightweight papers and, as a result, has higher average net selling prices per ton than those of the Glatfelter and Ecusta divisions. The average net selling price per ton of tobacco papers decreased in 1998 versus 1997. Overall, tobacco paper sales volume increased due to the inclusion of S&H's results in 1998.

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

   The cost of sales per unit decreased at the Glatfelter Division in 1998 versus 1997 due primarily to lower raw material costs. The cost of sales per unit at the Ecusta Division increased in 1998 as compared to 1997. This increase was mainly due to the amount of market-related down-time taken at the Ecusta Division and the resulting absorption of fixed costs over fewer units produced.

   Selling, general and administrative expenses increased by $14,990,000 in 1998 versus 1997. This increase was due to the selling, general and administrative expenses related to S&H, offset somewhat by a decrease in such expenses at the Glatfelter and Ecusta divisions. S&H has higher selling, general and administrative expenses as a percentage of sales primarily as a result of higher selling costs incurred in delivering product to its customers. Selling, general and administrative expenses for the Company were 7.3% and 6.5% of net sales for 1998 and 1997, respectively.

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

   Interest on investments and other - net decreased from $7,785,000 in 1997 to $1,956,000 in 1998. This decrease was primarily a result of a decrease in investment income in 1998 compared to 1997. In 1997, the proceeds from the issuance of $150,000,000 of step-down preferred stock by a subsidiary, GWS Valuch, Inc., were placed in trust and invested in interest-bearing marketable securities, resulting in a significant increase in interest income. The trust was liquidated in early 1998. This transaction is described in Note 6 to the Company's 1999 consolidated financial statements.

   Gain from property dispositions, etc. - net decreased from $3,166,000 in 1997 to $1,019,000 in 1998. During the second quarter of 1997, the Company completed the sale of a parcel of recreational property near its Ecusta mill resulting in a pre-tax gain of approximately $2,200,000. No property sales of this magnitude were included in the 1998 results.

   Interest on debt was $22,007,000 in 1998 compared to $18,700,000 in 1997. The primary reason for this increase was the Company's higher net borrowing level during the first quarter of 1998 as compared to the first quarter of 1997, in part due to the borrowings of approximately $150,000,000 under the Revolving Credit Facility to finance the acquisition of S&H. The Company repaid its $150,000,000 principal amount of its 5 7/8% Notes on March 1, 1998.


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


ACQUISITION OF SCHOELLER & HOESCH

   On January 2, 1998, the Company acquired S&H which currently owns and operates paper mills in Gernsbach, Germany and near Odet, France. S&H also owns a pulpmill in the Philippines which supplies abaca pulp to S&H's paper mills and owns and operates a facility in Wisches, France. S&H primarily manufactures engineered papers and has the leading position in the world tea bag paper market. It also manufactures other engineered papers including tobacco, metalized, stencil, filter and casing papers, as well as some specialized printing papers.

   The acquisition of S&H provided the Company with a strong business position in the world tea bag paper market and a presence in other long fiber markets, such as stencil, filter and casing papers. It also strengthened the Company's tobacco papers business by providing a manufacturing presence in Europe and a significant share of the European tobacco papers market, plus the ability to manufacture and market ultraporous plug wrap, a growing segment of the world tobacco papers market.

FINANCIAL CONDITION

LIQUIDITY During 1999, the Company's cash and cash equivalents increased by $25,128,000, principally due to cash provided from operations of $81,658,000. Such cash generation was partially offset by cash used in investing activities of $29,229,000, mainly for additions to plant, equipment and timberlands and the acquisition of the remaining 50% interest in Cascadec, and cash used in financing activities of $26,682,000, primarily for dividend payments.

   The Company expects to meet all its near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and its existing Revolving Credit Facility or other bank lines of credit, and, if prudent, other long-term debt. The Company is subject to certain financial covenants under the Revolving Credit Facility. The Company is in compliance with all such covenants.

INTEREST RATE RISK The Company uses its Revolving Credit Facility and 6 7/8% Notes to finance a significant portion of its operations. The Revolving Credit Facility provides for variable rates of interest and exposes the Company to interest rate risk resulting from changes in the DM London Interbank Offered Rate. The Company uses off-balance sheet interest rate swap agreements to hedge partially interest rate exposure associated with the Revolving Credit Facility. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

   To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Revolving Credit Facility and 6 7/8% Notes as of December 31, 1999. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. The table should be read in conjunction with Notes 6 and 7 to the consolidated financial statements (dollar amounts in thousands).





                                                         Year of Maturity                                 Total      Fair Value
                                   ------------------------------------------------------------------     Due at         at
                                    2000       2001        2002         2003        2004   Thereafter    Maturity     12/31/99
                                   ------    --------    --------      -------     ------  ----------    --------     --------
Debt:
   Fixed rate--                    $1,824    $  1,532    $  1,364      $ 1,197     $1,001   $150,741      $157,659    $151,399
    Average interest rate            6.85%       6.85%       6.85%        6.86%      6.86%      6.87%
   Variable rate--                 $   --    $     --    $145,545      $    --     $   --   $     --      $145,545    $145,545
    Average interest rate            3.78%       3.60%       3.38%          --         --         --
Interest rate swap agreements:
   Variable to fixed swaps--       $3,498    $ 29,011    $ 27,081      $51,485     $   --   $     --      $111,075    $  1,567
    Average pay rate                 4.34%       3.75%       3.42%        3.42%        --         --
    Average receive rate             3.56%       3.37%       3.40%        3.40%        --         --




CAPITAL RESOURCES During 1999, the Company expended $24,160,000 on capital projects. In an effort to reduce its net debt, the Company has made a chief goal of minimizing capital spending, allotting only sufficient funds to maintain existing operations and for modest, high-return capital improvements. The Company will remain in this highly discriminating spending mode at least through 2000 and possibly thereafter. Capital spending is expected to be approximately $40,000,000 in 2000.

ENVIRONMENTAL MATTERS The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures in past years. During 1999, 1998 and 1997, the Company incurred approximately $15,800,000, $17,700,000 and $14,800,000, respectively, in operating costs related to complying with environmental laws and regulations. The Company anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Company continues to negotiate with EPA and DEP regarding the NOVs under the federal and state air pollution control laws and with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which the Company's Neenah mill is located. The costs associated with such matters are presently unknown but could be substantial and perhaps exceed the Company's available resources. The Company's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term material adverse impact on the Company. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations. Moreover, there can be no assurance that the Company's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

ENVIRONMENTAL ACHIEVEMENTS On April 20, 1999, the Company announced that its Spring Grove mill was the first pulp and paper mill in the United States to achieve ISO 14001 certification for its environmental management system and its commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management system. As a part of maintaining its certification, the mill's environmental management system will be assessed by a third party on an ongoing, periodic basis. The Company's Gernsbach, Germany facility is also ISO 14001 certified. The Company plans to achieve ISO 14001 certification at all of its other mills by the end of 2002.

   Also on April 20, 1999, the Company announced its "New Century Project." The New Century Project is a commitment by the Company to participate at its Spring Grove mill in EPA's Advanced Technology Incentive Program under the "Cluster Rules." As a result, the Company expects to spend approximately $30,000,000 prior to April 2004 to eliminate the use of elemental chlorine in its bleaching process, reduce odor emissions and improve water quality. The New Century Project demonstrates the Company's commitment to minimizing its impact on natural resources.

YEAR 2000 The Company's efforts to achieve Year 2000 compliance for its information technology systems and non-information technology systems have been successful to date. The Company experienced essentially no problems as a result of the Year 2000 date change on December 31, 1999. Further, the Company was not negatively impacted by any noncompliance by its key vendors, suppliers or customers.

   The Company dedicated a substantial portion of the resources of its internal information technology employees to achieve Year 2000 compliance. Including primarily normal wage, benefit and related costs for its ordinary complement of information technology personnel, the Company expensed approximately $450,000, $634,000 and $125,000 during 1999, 1998 and 1997, respectively, on this project. The Company made only minor capital expenditures to replace certain systems or equipment that were not Year 2000 compliant. The Company incurred approximately $210,000 in capital-related costs during 1999 to achieve Year 2000 compliance.

   While the Company will continue to monitor its systems, as well as its interaction with vendors, suppliers and customers, for potential Year 2000 noncompliance through the remainder of 2000, the Company has redeployed the resources associated with its information technology employees to the development and implementation of strategic information systems.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         See the discussion under the heading "Interest Rate Risk" in Item 7 as well as Notes 6 and 7 to the Registrant's consolidated financial statements in
Item 8.


Item 8.  Financial Statements and Supplementary Data.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
For the Years Ended December 31, 1999, 1998 and 1997



(in thousands except per share amounts)                           1999                1998                1997
----------------------------------------------------------------------------------------------------------------
NET SALES                                                       $680,560            $705,078            $567,072
OTHER INCOME:
   Energy sales - net (Note 1(j))                                  9,176               9,652               9,189
   Interest on investments and other - net (Note 6)                1,994               1,956               7,785
   Gain from property dispositions, etc. - net                     4,076               1,019               3,166
                                                                --------             -------             -------
      Total                                                      695,806             717,705             587,212
                                                                --------             -------             -------
COSTS AND EXPENSES:
   Cost of products sold                                         555,974             575,351             458,126
   Selling, general and administrative expenses                   56,256              51,799              36,809
   Interest on debt (Notes 6 and 7)                               18,424              22,007              18,700
   Unusual item (Note 3)                                              --               9,816                  --
                                                                --------             -------             -------
      Total costs and expenses                                   630,654             658,973             513,635
                                                                --------             -------             -------
INCOME BEFORE INCOME TAXES                                        65,152              58,732              73,577
                                                                --------             -------             -------
INCOME TAX PROVISION (Note 5):
   Current                                                        10,973              14,488              25,453
   Deferred                                                       12,754               8,111               2,840
                                                                --------             -------             -------
      Total                                                       23,727              22,599              28,293
                                                                --------             -------             -------
NET INCOME                                                     $  41,425            $ 36,133            $ 45,284
                                                                ========             =======             =======

BASIC AND DILUTED EARNINGS PER SHARE (Notes 4 and 8)                $.98               $ .86              $ 1.07

COMPREHENSIVE INCOME, NET OF TAX:
---------------------------------
NET INCOME                                                     $  41,425            $ 36,133            $ 45,284
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS (Note 1(n))                 219                (553)               (651)
                                                                --------             -------             -------
COMPREHENSIVE INCOME                                           $  41,644           $  35,580            $ 44,633
                                                                ========             =======             =======



The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31, 1999 and 1998


(in thousands except share information)                                       1999             1998
-------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents (Note 1(b))                                   $    76,035      $    50,907
   Accounts receivable (less allowance for doubtful accounts:
      1999, $1,227; 1998, $1,532)                                               74,638           70,076
   Inventories (Note 1(c))                                                     115,100          117,852
   Prepaid expenses and other current assets                                     2,354            3,073
                                                                           -----------      -----------
      Total current assets                                                     268,127          241,908
PLANT, EQUIPMENT AND TIMBERLANDS - NET (Notes 1(d) and 10)                     582,213          628,156
OTHER ASSETS (Notes 1(e) and 9)                                                153,440          120,674
                                                                           -----------      -----------
        Total assets                                                       $ 1,003,780      $   990,738
                                                                           ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt (Note 6)                              $     1,824      $     2,088
   Short-term debt                                                              26,566           28,990
   Accounts payable                                                             40,047           34,293
   Dividends payable                                                             7,393            7,365
   Income taxes payable                                                          9,601            8,189
   Accrued compensation and other expenses
      and deferred income taxes                                                 47,200           45,951
                                                                           -----------      -----------
      Total current liabilities                                                132,631          126,876
LONG-TERM DEBT (Note 6)                                                        301,380          325,381
DEFERRED INCOME TAXES (Notes 1(f) and 5)                                       147,698          123,321
OTHER LONG-TERM LIABILITIES (Notes 1(k), 2, 8 and 9)                            63,947           71,231
                                                                           -----------      -----------
      Total liabilities                                                        645,656          646,809
                                                                           -----------      -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY (Note 8):
   Common stock, $.01 par value; authorized - 120,000,000 shares;
      issued (including shares in treasury: 1999, 12,115,725;
      1998, 12,276,744) - 54,361,980 shares                                        544              544
   Capital in excess of par value                                               42,296           42,612
   Retained earnings                                                           496,680          484,793
   Accumulated other comprehensive income                                       (1,392)          (1,611)
                                                                           -----------      -----------
      Total                                                                    538,128          526,338
   Less cost of common stock in treasury                                      (180,004)        (182,409)
                                                                           -----------      -----------
      Total shareholders' equity                                               358,124          343,929
                                                                           -----------      -----------
        Total liabilities and shareholders' equity                         $ 1,003,780      $   990,738
                                                                           ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended December 31, 1999, 1998 and 1997


                                                                                           Accumulated
                                          Common                 Capital in                   Other                     Total
(in thousands except                      Shares        Common   Excess of     Retained    Comprehensive  Treasury   Shareholders'
shares outstanding)                     Outstanding     Stock    Par Value     Earnings       Income        Stock       Equity
Balance, January 1, 1997                42,539,828       $544      $41,601     $462,337        $(407)     $(173,452)    $330,623

   Net income                                                                    45,284                                   45,284
   Foreign currency translation
      adjustments                                                                               (651)                       (651)
   Cash dividends declared                                                      (29,548)                                 (29,548)
   Delivery of treasury shares:
      Restricted stock awards               13,350                     217                                      196          413
      Employee stock purchase
         and 401(k) plans                  150,940                     545                                    2,219        2,764
      Employee stock options
         exercised - net                   103,690                     260                                    1,517        1,777
   Purchase of stock for treasury         (658,200)                                                         (11,304)     (11,304)
                                       -----------      -----    ---------     --------      -------       --------     --------
Balance, December 31, 1997              42,149,608        544       42,623      478,073       (1,058)      (180,824)     339,358

   Net income                                                                    36,133                                   36,133
   Foreign currency translation
      adjustments                                                                               (553)                       (553)
   Cash dividends declared                                                      (29,413)                                 (29,413)
   Delivery of treasury shares:
      Employee stock purchase
         and 401(k) plans                  182,528                     (13)                                   2,713        2,700
      Employee stock options
         exercised - net                     3,100                       2                                       46           48
   Purchase of stock for treasury         (250,000)                                                          (4,344)      (4,344)
                                       -----------      -----    ---------     --------      -------       --------     --------
Balance, December 31, 1998              42,085,236        544       42,612      484,793       (1,611)      (182,409)     343,929

   Net income                                                                    41,425                                   41,425
   Foreign currency translation
      adjustments                                                                                219                         219
   Cash dividends declared                                                      (29,538)                                 (29,538)
   Delivery of treasury shares:
      Performance shares                    11,440                     (28)                                     170          142
      401(k) plans                         143,579                    (273)                                   2,146        1,873
      Employee stock options
         exercised - net                     6,000                     (15)                                      89           74
                                       -----------      -----    ---------     --------      -------       --------     --------
Balance, December 31, 1999              42,246,255       $544      $42,296     $496,680      $(1,392)     $(180,004)    $358,124
                                       ===========      =====    =========     ========      =======       ========     ========



The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1999, 1998 and 1997



(in thousands)                                                    1999                1998                1997
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                     $  41,425            $ 36,133            $ 45,284
Items included in net income not using (providing) cash:
   Depreciation, depletion and amortization                       47,766              47,738              35,796
   Loss (gain) on disposition of fixed assets                     (1,339)                481              (2,121)
   Expense related to employee stock purchase
      and 401(k) plans                                             2,303               1,652               1,270
Changes in assets and liabilities, net of effect
   of acquisitions:
      Accounts receivable                                         (7,170)              8,703                (484)
      Inventories                                                 (1,965)             16,437                  (1)
      Other assets and prepaid expenses                          (20,886)             (2,328)            (12,309)
      Accounts payable, accrued compensation and
         other expenses, deferred income taxes and
         other long-term liabilities                              13,147              (8,272)             14,111
      Income taxes payable                                        (1,994)             (4,341)                801
      Deferred income taxes - noncurrent                          10,371               4,214               2,856
                                                                --------           ---------            --------
Net cash provided by operating activities                         81,658             100,417              85,203
                                                                --------           ---------            --------
Cash flows from investing activities:
Sale (purchase) or maturity of investments - net                     401             158,475            (154,363)
Proceeds from disposal of fixed assets                             1,929                 319               3,749
Additions to plant, equipment and timberlands                    (24,160)            (40,531)            (60,503)
Acquisition of S&H - net of cash acquired                             --            (147,491)                 --
Acquisition of Cascadec                                           (7,399)                 --                  --
                                                                --------           ---------            --------
Net cash used in investing activities                            (29,229)            (29,228)           (211,117)
                                                                --------           ---------            --------
Cash flows from financing activities:
Proceeds from long-term debt issuance                                 --                  --             150,000
Net borrowings of short-term debt                                  2,828              11,078                  --
Net payment of other long-term debt                                   --             (16,669)                 --
Repayment of 5 7/8% Notes                                             --            (150,000)                 --
Acquisition-related borrowings                                        --             101,500              48,665
Dividends paid                                                   (29,510)            (29,436)            (29,601)
Purchases of common stock                                             --              (4,344)            (11,304)
Proceeds from issuance of common stock
   under employee stock purchase plans
   and key employee long-term incentive plan                          --               1,088               3,271
                                                                --------           ---------            --------
Net cash provided by (used in) financing activities              (26,682)            (86,783)            161,031
                                                                --------           ---------            --------
Effect of exchange rate changes on cash                             (619)               (418)                 --
                                                                --------           ---------            --------
Net increase (decrease) in cash and cash equivalents              25,128             (16,012)             35,117
Cash and cash equivalents:
At beginning of year                                              50,907              66,919              31,802
                                                                --------           ---------            --------
At end of year                                                  $ 76,035            $ 50,907            $ 66,919
                                                                ========           =========            ========
Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                     $ 23,273            $ 22,722            $ 14,293
   Income taxes                                                   12,119              19,573              24,650



The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the Years Ended December 31, 1999, 1998 and 1997

NOTE 1

Summary of Significant Accounting Policies

(a) NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION   P. H. Glatfelter
Company and subsidiaries are manufacturers of engineered papers and specialized printing papers. Headquartered in York, Pennsylvania, the Company's paper mills are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Pisgah Forest, North Carolina; Gernsbach, Germany; and near Odet, France. The Company's products are marketed in most parts of the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or direct to customers. The accounts of the Company, and those of its subsidiaries, are included in the consolidated financial statements. All inter-company transactions have been eliminated. The Company's operating locations have been aggregated into a single reportable segment since they have similar economic characteristics, products, production processes, types of customers and distribution methods. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 1999.

         On January 2, 1998, the Company acquired S&H Papier - Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group. The results of S&H, a German company, are included in the consolidated financial statements from the date of acquisition. See Note 2 for further discussion of the acquisition, including disclosure of pro forma information.

(b) CASH AND CASH EQUIVALENTS The Company considers all highly liquid financial instruments with effective maturities at date of purchase of three months or less to be cash equivalents.

(c) INVENTORIES Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories of the Company's domestic operations are valued using the last-in, first out (LIFO) method, and the supplies inventories are valued principally using the average cost method. Certain of the Company's inventories are valued using a method which approximates average cost. Inventories at December 31 are summarized as follows:

                                1999           1998
                              --------       --------
                                   (in thousands)
Raw materials                 $ 41,013       $ 37,559
In-process and finished         42,463         49,901
Supplies                        31,624         30,392
                              --------       --------
Total                         $115,100       $117,852
                              ========       ========


         If the Company had valued all inventories using the average cost method, inventories would have been $3,790,000 and $4,143,000 higher than reported at December 31, 1999 and 1998, respectively. During 1998, the Company liquidated certain LIFO inventories. The effect of the liquidation did not have a significant impact on net income.

         At December 31, 1999 and 1998, the recorded value of the above inventories exceeded inventories for income tax purposes by approximately $22,200,000 and $22,100,000, respectively.

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

         Property, equipment and timberlands accounts, as of December 31, are summarized as follows:

                                     1999               1998
                                  -----------        -----------
                                          (in thousands)
Land and buildings                $   145,898        $   148,079
Machinery and equipment             1,071,656          1,071,469
Other                                  37,745             36,562
Less accumulated
  depreciation                       (699,557)          (657,581)
                                  -----------        -----------
   Total                              555,742            598,529
Construction in progress                7,893             10,962
Timberlands, less depletion            18,578             18,665
                                  -----------        -----------
Plant, equipment and
  timberlands - net               $   582,213        $   628,156
                                  ===========        ===========

(e) INVESTMENTS IN DEBT SECURITIES Long-term investments, which are due over a remaining 15-year period and are classified as held-to-maturity, are included in "Other assets" on the Consolidated Balance Sheets at December 31, 1999 and 1998. The investments consist of approximately $10,400,000 and $10,300,000 in U.S. Treasury and government obligations at December 31, 1999 and 1998, respectively. The fair market value of such investments approximated the amortized cost, and therefore, there were no significant unrealized gains or losses as of December 31, 1999 and 1998.

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

(g) FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, short-term debt and long-term debt approximate fair value.

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

(k) ENVIRONMENTAL LIABILITIES Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Accrued environmental liabilities are classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties.

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

(n) FOREIGN CURRENCY TRANSLATION The Company's subsidiaries outside the United States use their local foreign currency as the functional currency. Accordingly, translation gains and losses and the effect of exchange rate changes on transactions designated as hedges of net foreign investments are included as a separate component of shareholders' equity. Transaction gains and losses are included in income in the period in which they occur.

(o) RECENT ACCOUNTING PRONOUNCEMENTS In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued in July 1999, deferred the effective date of SFAS No. 133 until the beginning of the Company's first quarter of 2001. The Company is evaluating the effects that the adoption of SFAS No. 133 may have on its consolidated financial position and results of operations.

NOTE 2

ACQUISITION OF THE SPECIALTY PAPER DIVISION OF THE SCHOELLER AND HOESCH GROUP

         Effective January 2, 1998, the Company acquired all of the outstanding common stock of S&H Papier-Holding GmbH ("S&H"), the specialty paper division of the Schoeller and Hoesch Group, from RQPO Beteiligungs GmbH & Co. Papier KG ("RQPO") and EVOBESTRA Vermogensverwaltungsgesellschaft mbH, for DM 268,900,000 (approximately $150,000,000) in cash. The purchase price was finalized in the fourth quarter of 1998. The principal partners in RQPO were Deutsche Beteiligungs AG and S&H management. The Company accounted for the S&H acquisition under the purchase method of accounting, and S&H was consolidated with the Company beginning in January 1998.

         S&H was founded in 1881 in Gernsbach, Germany, where its corporate offices and major paper production facilities are located. S&H produces a range of paper products, including tea bag and other long fiber products such as stencil, filter and casing paper, as well as tobacco papers and printing papers. S&H owns an abaca pulpmill in the Philippines and other facilities in France and the United States. The acquisition of S&H initially included a 50% controlling ownership interest in Papeteries de Cascadec S. A. ("Cascadec"), a French company, along with the option to acquire the remaining 50% at a future time. As of December 31, 1998, a minority interest of $10,032,000 associated with this subsidiary was classified as "Other long-term liabilities" on the Company's Consolidated Balance Sheet. For the year ended December 31, 1998, the Company recognized $886,000 of minority interest expense classified as "Gain from property dispositions, etc. - net" on the Company's Consolidated Statement of Income and Comprehensive Income. On April 9, 1999, the Company exercised its option and purchased the remaining 50% of Cascadec for FF 45,181,233 ($7,399,000) in cash. During 1999, the Company recognized $343,000 of minority interest expense through the acquisition date of the remaining 50% of Cascadec.

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

         To finance the acquisition, on December 22, 1997, the Company entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Company to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Company's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Company's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Company's debt ratings as published by Standard & Poor's and Moody's. The Company is subject to certain financial covenants under the Revolving Credit Facility and is in compliance with all such covenants as of December 31, 1999. The Company must pay an annual facility fee ranging from .065% to .13% of the total credit commitment, which is also based on the higher of the Company's debt ratings as published by Standard & Poor's and Moody's, under the Revolving Credit Facility. During 1999, the Company paid .10% of the total credit commitment for this facility fee. As of December 31, 1999, $54,455,000 of credit availability under the Revolving Credit Facility was unused.

         On December 30, 1997, the Company borrowed DM 87,500,000 ($48,665,000)
under the Revolving Credit Facility at a three-day rate of 5.075%. These proceeds were used to capitalize two German subsidiaries to facilitate the S&H acquisition. On January 2, 1998, the Company borrowed an additional DM 182,500,000 (approximately $101,500,000) under the Revolving Credit Facility necessary to complete the acquisition.

         The following summarized unaudited combined pro forma information for the year ended December 31, 1997 is presented as if the S&H acquisition had occurred on January 1, 1997. This unaudited pro forma information is based on the historical results of operations adjusted for acquisition costs and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated S&H since January 1, 1997 (in thousands except per share data).

                     Unaudited Pro Forma Information
                       Year Ended December 31, 1997
                           ---------------------
Net sales                       $738,547
Net income                        50,452
Basic and diluted
  earnings per share                1.19


NOTE 3

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

NOTE 4

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

                                       1999          1998          1997
                                     -------       -------       -------
Basic EPS factors                     42,173        42,047        42,220
Effect of potentially dilutive
  employee incentive plans:
  Restricted stock awards                  3            16            31
  Performance stock
   awards                                131           126            96
  Employee stock options                 124            13            95
                                     -------       -------       -------
Diluted EPS factors                   42,431        42,202        42,442
                                     =======       =======       =======
Net income                           $41,425       $36,133       $45,284
Basic and diluted EPS                $   .98       $   .86       $  1.07

         The 1998 basic and diluted EPS of $.86, as presented on the Consolidated Statement of Income and Comprehensive Income, reflected the negative impact of an after-tax charge for a voluntary early retirement enhancement program (unusual item) of $.14 per share (see Note 3).


NOTE 5

INCOME TAXES

         Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

         The following are domestic and foreign components of pre-tax income for the years ended December 31:

                            1999          1998          1997
                           -------       -------       -------
                                      (in thousands)
United States              $55,911       $44,602       $69,331
Foreign                      9,241        14,130         4,246
                           -------       -------       -------
Total pre-tax income       $65,152       $58,732       $73,577
                           =======       =======       =======

         The income tax provision for the years ended December 31 consists of the following:

                                   1999            1998            1997
                                 --------        --------        --------
                                              (in thousands)
Current:
  Federal                        $  6,953        $ 10,789        $ 23,590
  State                               217            (106)            626
  Foreign                           3,803           3,805           1,237
                                 --------        --------        --------
   Total current
   tax provision                   10,973          14,488          25,453
                                 --------        --------        --------
Deferred:
  Federal                          11,735           6,647           2,358
  State                             2,197           1,244             444
  Foreign                          (1,178)            220              38
                                 --------        --------        --------
   Total deferred
   tax provision                   12,754           8,111           2,840
                                 --------        --------        --------
Total income tax provision       $ 23,727        $ 22,599        $ 28,293
                                 ========        ========        ========

         The Company has provided deferred income taxes of $57,000 and $949,000 on undistributed earnings of foreign subsidiaries as of December 31, 1999 and 1998, respectively.

         The net deferred tax amounts reported on the Company's Consolidated Balance Sheets as of December 31 are as follows:

                                                  1999                                 1998
                           ---------------------------------------------------        --------
                           FEDERAL        STATE          FOREIGN        TOTAL          Total
                           -------        ------         -------       -------         ------
                                                      (in thousands)
Current asset             $     --       $     --       $  1,225       $  1,225       $  1,302
Current liability            3,481            655            852          4,988          3,621
Long-term asset                 --             --         27,666         27,666         15,194
Long-term liability        102,925         19,387         25,386        147,698        123,321

The following are components of the net deferred tax balances as of December 31:

                                                        1999                                 1998
                                -----------------------------------------------------       --------
                                FEDERAL         STATE         FOREIGN         TOTAL          Total
                                --------       --------       --------       --------       --------
                                                           (in thousands)
Deferred tax assets:
  Current                       $  3,798       $    714       $  1,225       $  5,737       $  7,303
  Long-term                       21,205          3,988         27,666         52,859         47,958
                                --------       --------       --------       --------       --------
                                $ 25,003       $  4,702       $ 28,891       $ 58,596       $ 55,261
                                ========       ========       ========       ========       ========
Deferred tax liabilities:
  Current                       $  7,279       $  1,369       $    852       $  9,500       $  9,622
  Long-term                      124,130         23,375         25,386        172,891        156,085
                                --------       --------       --------       --------       --------
                                $131,409       $ 24,744       $ 26,238       $182,391       $165,707
                                ========       ========       ========       ========       ========


The tax effects of temporary differences as of December 31 are as follows:

                                           1999             1998
                                         ---------        ---------
                                               (in thousands)
Deferred tax assets:
  Reserves                               $  13,469        $  13,457
  Compensation                               7,068            8,124
  Postretirement benefits                   10,752           10,514
  Property                                  16,104           14,528
  Pension                                    3,164            3,209
  Net operating loss carryforwards           7,947            3,361
  Other                                      1,339            2,641
                                         ---------        ---------
Subtotal                                    59,843           55,834
  Valuation allowance                       (1,247)            (573)
                                         ---------        ---------
Total deferred tax assets                   58,596           55,261
                                         ---------        ---------
Deferred tax liabilities:
  Property                                 131,873          122,422
  Pension                                   39,450           31,171
  Inventories                                8,648            8,954
  Other                                      2,420            3,160
                                         ---------        ---------
Total deferred tax liabilities             182,391          165,707
                                         ---------        ---------
Net deferred tax liabilities             $ 123,795        $ 110,446
                                         =========        =========

         A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision for the years ended December 31 follows:


                                 1999            1998            1997
                               --------        --------        --------
                                            (in thousands)
Federal income tax
  provision at statutory
  rate                         $ 22,803        $ 20,556        $ 25,752
State income taxes,
  net of federal income
  tax benefit                     1,569             740             696
Tax effect of exempt
  earnings of foreign
  sales corporation                (713)         (1,313)           (360)
Other                                68           2,616           2,205
                               --------        --------        --------
Actual income tax
  provision                    $ 23,727        $ 22,599        $ 28,293
                               ========        ========        ========



         At December 31, 1999, the Company had net operating loss ("NOL") carryforwards for foreign and state income tax purposes of $28,572,000 and $14,126,000, respectively, which relate to foreign and state NOL deferred tax assets of $6,700,000 and $1,247,000, respectively. These foreign and state NOL carryforwards are available to offset future taxable income, if any. A valuation allowance of $1,247,000 has been recorded against the state deferred tax asset due to the uncertainty regarding the Company's ability to utilize the state NOL carryforwards. The foreign NOL carryforwards do not expire, and the state NOL carryforwards expire between 2004 and 2018.

NOTE 6

BORROWINGS

 Long-term debt at December 31 is summarized as follows:

                                   1999             1998
                                 ---------        ---------
                                      (in thousands)
Revolving Credit Facility,
  due December 22, 2002          $ 145,545        $ 166,766
6 7/8% Notes, due
  July 15, 2007                    150,000          150,000
Other Notes, various                 7,659           10,703
                                 ---------        ---------
Total long-term debt               303,204          327,469
Less current portion                (1,824)          (2,088)
                                 ---------        ---------
Long-term debt, excluding
  current portion                $ 301,380        $ 325,381
                                 =========        =========

         The aggregate maturities of long-term debt as of December 31, 1999 are as follows (in thousands):

2000                           $ 1,824
2001                             1,532
2002                           146,909
2003                             1,197
2004                             1,001
Thereafter                     150,741
                              --------
                              $303,204
                              ========



         In addition to the Revolving Credit Facility described in Note 2, the Company has an available line of credit from a bank aggregating $25,000,000 at interest rates approximating money market rates. The Company had no borrowings under this line of credit as of December 31, 1999 or 1998.

         The Company has $3,191,000 of letters of credit outstanding as of December 31, 1999. The Company bears the credit risk on this amount to the extent that it does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.

         On July 22, 1997, the Company issued $150,000,000 principal amount of
6 7/8% Notes due July 15, 2007. Interest on the 6 7/8% Notes is payable semiannually on January 15 and July 15. The 6 7/8% Notes are redeemable, in whole or in part, at the option of the Company at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the 6 7/8% Notes were used primarily to repay certain short-term unsecured debt and related interest.

         In February 1997, the Company formed GWS Valuch, Inc. ("GWS Valuch"), a corporation organized under the laws of the State of Delaware, with the intention that GWS Valuch would qualify as a real estate investment trust. The Company invested approxi-mately $122,500,000 to acquire approximately 99.9% of the voting Class A common stock of GWS Valuch. GWS Valuch also issued shares of step-down preferred stock ("Step-Down Preferred Stock"), having a liquidation preference of $150,000,000 and an initial dividend of approximately 13.9%, to other investors. This dividend included an amortization component of the Step-Down Preferred Stock, resulting in an effective yield of approximately 8.1%. GWS Valuch was consolidated in the Company's financial statements.

         Immediately following the establishment and capitalization of GWS Valuch, the Company borrowed $270,000,000 from GWS Valuch under a note secured by certain real estate assets of the Company. Using the proceeds of the note and other available cash, the Company immediately repaid, with interest, an amount initially borrowed to purchase the Class A common stock of GWS Valuch. The Company also deposited $154,757,000, which included amounts to pay semiannual interest, into a trust to defease certain covenants under the Company's indenture dated as of January 15, 1993, under which the Company's $150,000,000 principal amount of 5 7/8% Notes due March 1, 1998, were outstanding. Approximately $153,000,000 of U.S. Treasury Notes in the trust, along with related interest, was held to maturity and used to pay the total amount of principal of and interest due on the 5 7/8% Notes on March 1, 1998.

         As a result of certain Internal Revenue Service regulatory announcements, on July 2, 1997, the Company purchased approximately 145,000 shares of Class A common stock of GWS Valuch. The funds received were used by GWS Valuch to redeem all 150,000 outstanding shares of the Step-Down Preferred Stock. "Interest on debt" on the Company's Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 1997 included $4,235,000, representing a portion of the dividend paid relating to the Step-Down Preferred Stock.

NOTE 7

INTEREST RATE SWAP AGREEMENTS

         In March 1993, the Company entered into an interest rate swap agreement having a total notional principal amount of $50,000,000. Under the agreement, the Company received a fixed rate of 5 7/8% and paid a floating rate (London Interbank Offered Rate (LIBOR) plus sixty basis points), as determined at six-month intervals. The agreement converted a portion of the Company's debt obligation from a fixed rate to a floating rate basis. Under the agreement, the Company recognized net interest expense of $151,000 and $275,000 in 1998 and 1997, respectively. These amounts were included in "Interest on debt" on the Company's Consolidated Statements of Income and Comprehensive Income. The Company held the swap agreement until its March 1, 1998 maturity.

         In January 1998, the Company entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 ($27,000,000 as of December 31, 1999). Under the agreements, the Company pays fixed rates of 4.18% and 4.45% for periods of two and three years, respectively, and receives a floating rate of the six-month DM LIBOR. The six-month DM LIBOR applicable for the first and second half of 1999 was approximately 3.22% and 2.82%, respectively. The six-month DM LIBOR applicable for the first half of 2000 is approximately 3.6%. The Company recognized net interest expense of $2,148,000 in 1999 related to these agreements. As of December 31, 1999, the Company's cost to terminate these interest rate swap agreements would have been $353,000.

         In January 1999, the Company entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $25,600,000 as of December 31, 1999). Under one agreement, which was effective April 6, 1999, the Company receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of approximately 3.41% for the term of the agreement. Under the second agreement, which was effective July 6, 1999, the Company receives a floating rate, which is also the three-month DM LIBOR plus twenty basis points, and pays a fixed rate of approximately 3.43% for the term of the agreement. The Company recognized net interest expense of $299,000 in 1999 related to these agreements. As of December 31, 1999, the Company's proceeds from termination of these interest rate swap agreements would have been $2,025,000.

         The Company has other various interest rate swap agreements outstanding, which do not have a material impact on the Company's consolidated financial statements. All of the Company's interest rate swap agreements convert a portion of the Company's borrowings from a floating rate to a fixed rate basis. Although the Company can terminate any of its swap agreements at any time, the Company intends to hold all of its swap agreements until their maturities.

NOTE 8

KEY EMPLOYEE LONG-TERM INCENTIVE PLAN, RESTRICTED COMMON STOCK AWARD PLAN AND EMPLOYEE STOCK PURCHASE PLANS

         On April 23, 1997, the common shareholders amended the 1992 Key Employee Long-Term Incentive Plan ("1992 Plan") to authorize, among other things, the issuance of up to 5,000,000 shares of the Company's common stock to eligible participants. The 1992 Plan provides for incentive stock options, non-qualified stock options, restricted stock awards, performance shares and performance units. To date, there have been no grants of incentive stock options or performance units. The Company's 1988 Restricted Common Stock Award Plan ("1988 Plan") was amended in 1992 to provide that no further awards of common shares may be made thereunder.

RESTRICTED STOCK AWARDS During December 1999 and December 1998, 101,730 and 60,465 shares, respectively, of common stock were awarded under the 1992 Plan. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified time period. The shares awarded under the 1992 Plan are also subject to forfeiture if defined minimum earnings levels are not met. The Company may reduce the number of shares otherwise required to be delivered by an amount that would have a fair market value equal to the taxes withheld by the Company on delivery. The Company may also, at its sole discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be required to be delivered.

         On May 1, 1997, 13,350 shares were delivered from treasury (after reduction of 6,650 shares for taxes). On May 1, 1998, in lieu of delivering 20,000 shares, the Company elected to pay in cash an amount equal to the fair value of such shares. The Company recognized expense of $262,000 in 1999, income of $64,000 in 1998 and expense of $166,000 in 1997 related to these restricted stock awards. During 1999, the remaining 20,000 shares awarded under the 1988 Plan ceased to be subject to forfeiture and were paid in cash. The shares awarded under the 1992 Plan all cease to be subject to forfeiture by the end of 2003.

PERFORMANCE SHARES On May 1, 1995, January 1, 1996, January 1, 1997 and January 1, 1998, the Company awarded, under the 1992 Plan, 59,620, 44,860, 40,060 and
45,740 shares, respectively, subject to certain conditions, to certain key employees to be issued in whole or in part depending on the Company's degree of success in achieving certain financial performance goals during defined four-year performance periods. The May 1, 1995 award was for the four-year performance period ended December 31, 1998. Based upon the financial performance levels achieved during that period, 45,751 shares were earned for distribution. During February 1999, in lieu of delivering 45,751 shares of common stock, the Company elected to pay cash equal to the fair value of 34,311 shares as of December 31, 1998, and deliver 11,440 shares from treasury. During February 2000, in lieu of delivering 27,668 shares of common stock, the Company elected to pay cash equal to the fair value of 21,620 shares as of December 31, 1999, and deliver 6,048 shares from treasury.

         The January 1, 1996, January 1, 1997, January 1, 1998 awards are for the performance periods ending December 31, 1999, 2000 and 2001, respectively, and if earned will be distributed the following year. The Company recognized expense of $357,000 in 1999, income of $25,000 in 1998 and expense of $722,000 in 1997 related to these awards. The fair market value per share of the shares granted during 1998, 1997, 1996 and 1995 was $18.38, $17.88, $17.16 and $17.81,
respectively.

NON-QUALIFIED STOCK OPTIONS The following summarizes the activity with respect to non-qualified options under the 1992 Plan to purchase shares of common stock for the years ended December 31, 1999, 1998 and 1997:

                                                  1999                           1998                              1997
                                       ----------------------------    ------------------------------- --------------------------
                                                        WEIGHTED                           Weighted                  Weighted
                                                        AVERAGE                             Average                   Average
                                         SHARES      EXERCISE PRICE      Shares         Exercise Price   Shares    Exercise Price
                                       ----------    --------------    ----------       -------------- ----------  --------------
Outstanding at beginning of year        3,216,580     $    15.32        1,621,165        $    17.61     1,403,640   $    17.42
  Options granted                         467,850          13.28        1,659,115             13.19       352,750        18.25
  Options exercised                        (6,000)         12.40           (3,100)            15.44      (105,225)       17.20
  Options canceled                       (385,215)         16.82          (60,600)            18.03       (30,000)       17.41
                                       ----------                      ----------                      ----------
Outstanding at end of year              3,293,215          14.86        3,216,580             15.32     1,621,165        17.61
                                       ==========                      ==========                      ==========
Exercisable at end of year              1,293,709          17.54        1,264,973             17.54     1,001,813        17.49

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                   Options Outstanding                           Options Exercisable
                   ---------------------------------------------------      --------------------------------
                     Number          Weighted Average      Weighted             Number          Weighted
  Range of       Outstanding as          Remaining          Average         Exercisable as       Average
Exercise Price     of 12/31/99       Contractual Life   Exercise Price        of 12/31/99    Exercise Price
------------       -----------        ---------------   --------------      --------------   ---------------
$12.38 - $16.00     1,975,605              8.9 years       $12.81               166,100          $14.94
$16.01 - $18.78     1,317,610              5.5 years        17.95             1,127,609           17.92
                   -----------                                              -----------
                    3,293,215              7.5 years        14.86             1,293,709           17.54
                   ===========                                              ===========

         An additional 655,823 options became exercisable January 1, 2000, at a weighted average exercise price of $13.24. The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.06, $3.12 and $4.92, respectively, on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with expected lives of ten years and the following weighted average assumptions:

                                        1999          1998            1997
                                       ------        ------          ------
Risk-free interest rate                  6.26%        4.98%           6.43%
Expected dividend yield                  5.36%        4.44%           3.86%
Expected volatility                      30.0%        28.6%           24.7%

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

PRO FORMA INFORMATION The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for the non-qualified stock options and for which compensation cost has been recognized for stock awards, as described in Note 1(I). Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and EPS for the years ended December 31, 1999, 1998 and 1997 would have been reduced to the following pro forma amounts:


                                                     1999             1998             1997
                                                  ----------       ----------       ----------
                                                   (in thousands except per share information)
Net income:
  As reported                                     $   41,425       $   36,133       $   45,284
  Pro forma                                           39,960           35,554           45,195
EPS:
  Reported - basic
   and diluted                                    $      .98       $      .86       $     1.07
  Pro forma - basic                                      .95              .85             1.07
  Pro forma - diluted                                    .94              .84             1.06

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

NOTE 9

RETIREMENT PLANS AND OTHER POSTRETIREMENT BENEFITS

         The Company has trusteed noncontributory defined benefit pension plans covering substantially all of its employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $20,490,000, $5,502,000 and $10,063,000 was recognized in 1999, 1998 and 1997, respectively. The 1998 pension income was after the impact of a pre-tax charge of $8,486,000 related to the unusual item discussed in Note 3.

         The Company provides certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded; claims are paid as incurred.

         The following table sets forth the status of the Company's defined benefit pension plans and other postretirement benefit plans at December 31, 1999 and 1998 (in thousands):

                                                         Pension Benefits                   Other Benefits
                                                    ---------------------------        --------------------------
                                                       1999             1998             1999             1998
                                                     ---------        ---------        ---------        ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $ 230,921        $ 191,589        $  31,291        $  27,450
Benefit obligation - S&H                                    --            6,340               --               --
Service cost                                             4,877            4,838              741              728
Interest cost                                           15,977           14,355            2,153            2,005
Plan amendments                                             --            6,156               --             (497)
Actuarial loss                                           3,904            8,813              456            2,691
Benefits paid                                          (14,116)          (9,656)          (2,420)          (2,380)
Unusual item (Note 3)                                       --            8,486               --            1,294
                                                     ---------        ---------        ---------        ---------
Benefit obligation at end of year                    $ 241,563        $ 230,921        $  32,221        $  31,291
                                                     =========        =========        =========        =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year       $ 504,185        $ 413,807        $      --        $      --
Actual return on plan assets                            72,677           98,809               --               --
Employer contributions                                   1,525            1,225            2,420            2,380
Benefits paid                                          (14,116)          (9,656)          (2,420)          (2,380)
                                                     ---------        ---------        ---------        ---------
Fair value of plan assets at end of year             $ 564,271        $ 504,185        $      --        $      --
                                                     =========        =========        =========        =========


RECONCILIATION OF THE FUNDED STATUS:
Funded status                                        $ 322,708        $ 273,264        $ (32,221)       $ (31,291)
Unrecognized transition asset                           (7,477)          (9,202)              --               --
Unrecognized prior service cost                         19,695           21,187           (1,634)          (1,871)
Unrecognized (gain) loss                              (239,733)        (212,072)           6,297            6,217
                                                     ---------        ---------        ---------        ---------
Net amount recognized                                $  95,193        $  73,177        $ (27,558)       $ (26,945)
                                                     =========        =========        =========        =========

AMOUNTS RECOGNIZED ON THE CONSOLIDATED
  BALANCE SHEETS CONSIST OF:
Prepaid benefit cost                                 $ 125,603        $  89,603        $      --        $      --
Accrued benefit liability                              (30,410)         (16,426)         (27,558)         (26,945)
                                                     ---------        ---------        ---------        ---------
Prepaid (accrued) benefit cost                       $  95,193        $  73,177        $ (27,558)       $ (26,945)
                                                     =========        =========        =========        =========

         The net prepaid pension cost is included in "Other assets," and accrued postretirement benefit costs are principally included in "Other long-term liabilities" on the Consolidated Balance Sheets at December 31, 1999 and 1998.

         Net periodic benefit (income) cost includes the following components (in thousands):

                                                        Pension Benefits                               Other Benefits
                                               ------------------------------------        ----------------------------------------
                                                 1999          1998          1997            1999            1998            1997
                                               --------      --------      --------        --------        --------        --------
Service cost                                   $  4,877      $  4,838      $  4,605        $    741        $    728        $    732
Interest cost                                    15,977        14,355        13,008           2,152           2,005           2,036
Expected return on plan assets                  (35,735)      (29,607)      (25,553)             --              --
Amortization of transition asset                 (1,724)       (1,724)       (1,725)             --              --
Amortization of prior service cost                1,746         1,333         1,200            (212)           (175)           (149)
Recognized actuarial (gain) loss                 (5,631)       (3,183)       (1,598)            352             123             203
                                               --------      --------      --------        --------        --------        --------
Net periodic benefit (income) cost              (20,490)      (13,988)      (10,063)          3,033           2,681           2,822
Unusual item (Note 3)                                --         8,486            --              --           1,294              --
                                               --------      --------      --------        --------        --------        --------
Total net periodic benefit (income) cost       $(20,490)     $ (5,502)     $(10,063)       $  3,033        $  3,975        $  2,822
                                               ========      ========      ========        ========        ========        ========

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $20,602,000, $18,972,000 and $0, respectively, as of December 31, 1999 and $21,384,000, $20,211,000 and $0,
respectively, as of December 31, 1998.

 The assumptions used in computing the information above were as follows:

                                                   Pension Benefits                     Other Benefits
                                                  -------------------                ---------------------
                                                  1999 & 1998      1997              1999 & 1998       1997
                                                  -----------     -----              -----------       ----
Discount rate - benefit expense                      7.5%          7.5%                 7.5%           7.5%
Expected long-term rate of return on plan assets     9.0%          9.0%                  --             --
Discount rate - benefit obligation                   7.0%          7.5%                 7.0%           7.5%
Future compensation growth rate                      3.5%          3.5%                  --             --

         For measurement purposes, a 7% and 6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1998 and 1999, respectively. The rate was assumed to decrease 1% per year to 5.5% for 2000 and remain at that level thereafter.

         A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                        1999                              1998
                                             ---------------------------     -----------------------------
                                             1% Increase     1% Decrease       1% Increase     1% Decrease
                                             ----------   -------------      ------------      ----------
                                                                    (in thousands)
Effect on postretirement benefit obligation    $2,295         $(1,999)           $2,243          $(1,949)
Effect on total of service and interest
  cost components                                 266            (226)              268             (228)

         The Company maintains 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. The Company will match a portion of the employee's contribution, subject to certain limitations, in the form of shares of the Company's common stock into the Company stock fund maintained under the 401(k) plans. During 1999, 1998 and 1997, the Company contributed shares of its common stock valued at $1,626,000, $1,541,000 and $1,093,000, respectively, to these 401(k) plans.

NOTE 10

COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

         The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures in past years. The Company anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because environmental regulations are not consistent worldwide, the Company's ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

         Subject to permit approval, the Company has undertaken an initiative under the Voluntary Advanced Technical Incentive Program of the United States Environmental Protection Agency ("EPA") to comply with new "Cluster Rule" regulations. This initiative, the Company's "New Century Project," will require capital expenditures currently estimated at approximately $30,000,000 to be incurred before April 2004.

         The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Company's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Company. DEP has concurrently publicly proposed terms for resolution of an anticipated appeal from the issuance of that permit which terms, subject to the satisfaction of certain conditions, are acceptable to the Company. However, such terms may be unacceptable to EPA or certain third parties. The Company cannot determine the impact that the new permit will have on the Company if it contains objectionable terms because the material terms of the final form of the permit are unknown.

         The Pennsylvania Public Interest Research Group ("Penn PIRG") and several other plaintiffs have brought a citizen suit under the Federal Clean Water Act and Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove mill's discharge of color, civil penalties and costs of litigation. The Company believes Penn PIRG's lawsuit to be without merit, but the Company cannot predict the impact on the Company of any relief the court might award because the case is not yet at a stage where the nature and extent of any relief can be predicted.

         In 1999, EPA and DEP issued to the Company separate Notices of Violation ("NOVs") alleging violations of the federal and state air pollution control laws, primarily for purportedly failing to obtain appropriate preconstruction air quality permits in conjunction with certain modifications to the Company's Spring Grove mill. EPA announced that the Company was one of seven pulp and paper mill operators to have received contemporaneously an NOV alleging this kind of violation. EPA and DEP alleged that the Company's modifications produced (1) significant net emissions increases in certain air pollutants which should have been covered by appropriate permits imposing new emissions limitations, and (2) certain other violations.

         For all but one of the modifications cited by EPA, the Company applied for and obtained from DEP the preconstruction permits which the Company concluded were required by applicable law. EPA reviewed those applications before the permits were issued. DEP's NOV only pertained to the modification for which the Company did not receive a preconstruction permit. The Company conducted an evaluation at the time of this modification, and determined that the preconstruction permit cited by EPA and DEP was not required. The Company has been informed that EPA and DEP will seek substantial emissions reductions, as well as civil penalties, to which the Company believes it has meritorious defenses. Nevertheless, the Company is unable to predict the ultimate outcome of these matters or the costs involved, and there can be no assurance that such costs would not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

         The Company, along with six other companies which operate or formerly operated facilities along the Fox River in Wisconsin, has been identified as a potentially responsible party ("PRP") under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other laws for (a) investigation and cleanup and (b) natural resources damages arising from the alleged discharge of polychlorinated biphenyls ("PCBs") and other hazardous substances to the Fox River below Lake Winnebago (the "lower Fox River") and the Bay of Green Bay. A dispute presently exists as to which sovereign controls which claims concerning this matter. Accordingly, the Company has been in discussions with EPA, the Wisconsin Department of Natural Resources ("DNR"), the United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), the Menominee Indian Tribe of Wisconsin, the Oneida Tribe of Indians of Wisconsin, and the state and federal Departments of Justice.

         On July 11, 1997, these agencies and tribes entered into a Memorandum of Agreement (the "MOA") which provides for coordination and cooperation among those parties in addressing the release or threat of release of hazardous substances into the lower Fox River, Green Bay and Lake Michigan environment. The MOA sets forth a mutual goal of remediating and/or responding to hazardous substance releases and threats of releases, and restoring injured and potentially injured natural resources. The MOA further states that, based on current information, removal of the PCB-contaminated sediments in the lower Fox River is expected to be the principal, but not exclusive, action undertaken to achieve restoration and rehabilitation of injured natural resources. The MOA anticipates funding from the Company and the six other companies.

         On February 26, 1999, DNR released a draft remedial investigation and feasibility study ("RI/FS") for the lower Fox River for public comment. In the draft RI/FS, DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Company does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. The Company and the other six companies have submitted extensive technical comments to the draft RI/FS. In addition, the Company has submitted its individual comments to the draft RI/FS. DNR and EPA have announced that the RI/FS will be revised. The revision may add, delete or amend the remedial alternatives, and a final RI/FS and a proposed remedial action plan will be issued. The agencies have publicly stated that these documents may be issued in mid to late 2000.

         Based on current information and advice from its environmental consultants, the Company continues to believe that an aggressive effort, as included in certain remedial alternatives in the draft RI/FS, to remove PCB-contaminated sediment, much of which is buried under cleaner material or is otherwise unlikely to move and which is abating naturally, would be environmentally detrimental and, therefore, inappropriate.

         Natural resources damages may be assessed in addition to cleanup costs. In November 1999, FWS announced a preliminary estimate of damages as the result of injury to recreational fishing. The range of damages announced is from $106 million to $150 million. The Company believes that this range is significantly overstated. FWS and the federal and tribal trustees have not yet announced estimates of certain other components of their natural resources damages claim. The Company believes DNR to be the lead agency for assessment of damages, and has been cooperatively assessing damages with DNR independent of the federal agencies.

         The Company currently is unable to predict the ultimate costs to the Company related to this matter, because the Company cannot predict which remedy will be selected for the site or its share of the cost of that remedy.

         The Company continues to believe it is likely that this matter will result in litigation; however, the Company believes it will be able to persuade a court that removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Company will be successful in arguing that removal of PCB-contaminated sediments is inappropriate, that it would prevail in any resulting litigation, that its share of the cost of any remedy selected would not have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations or result in a default under the Company's loan covenants or that the Company's share of such cost would not exceed its available resources.

         The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, natural resource damage and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other responsible parties. The Company continues to evaluate its exposure and the level of its reserves, including, but not limited to, its share of the costs and damages (if any) associated with the lower Fox River and the Bay of Green Bay. The Company believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Company does not know when the insurers' investigation as to coverage will be completed.

         The Company's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term material adverse impact on the Company. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operation. Moreover, there can be no assurance that the Company's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

         During 1999 and 1998, the Company expended approximately $2,633,000 and $4,900,000, respectively, on environmental capital projects. The Company estimates that projects requiring total expenditures of $2,908,000 and $426,000 for environmental-related capital will be initiated in 2000 and 2001, respectively. During 1999, 1998 and 1997, the Company incurred approximately $15,800,000, $17,700,000 and $14,800,000, respectively, in operating costs related to complying with environmental laws and regulations.

         The Company is also involved in various lawsuits. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that such lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


NOTE 11

OTHER SALES AND GEOGRAPHIC INFORMATION

         The Company sells a significant portion of its specialized printing papers through wholesale paper merchants. During 1997, one wholesale paper merchant accounted for 11.6% of the Company's net sales. Net sales for this customer and all other individual customers was less than 10% of the Company's 1999 and 1998 net sales.

         The Company's 1999 and 1998 net sales to external customers and location of net plant, equipment and timberlands as of December 31, 1999 and 1998 are summarized below. Net sales are attributed to countries based upon origin of shipment. Such information is not presented for 1997, as sales originated primarily from the United States and net plant, equipment and timberlands assets were primarily located therein.


                                             1999                                       1998
                              -------------------------------------      -----------------------------------
                                                Plant, Equipment                         Plant, Equipment
                                Net Sales     and Timberlands - Net       Net Sales    and Timberlands - Net
                              -----------       -------------------      ----------    ---------------------
                                                            (in thousands)
United States                   $524,084          $445,376              $535,425          $464,384
Germany                          125,376           118,053               130,129           141,743
Other foreign countries           31,100            18,784                39,524            22,029
                                --------          --------              --------          --------
Total                           $680,560          $582,213              $705,078          $628,156
                                ========          ========              ========          ========

         Net sales information by the Company's product groups for the years ended December 31 follows:

                                          1999                        1998                      1997
                                  ---------------------       ---------------------        ---------------
                                                           (dollar amounts in thousands)

Specialized printing papers       $325,240           48%      $351,171           50%       $354,076      62%
Engineered papers
  (including tobacco papers)       355,320           52        353,907           50         212,996      38
                                  --------        -----       --------         ----        --------    ----
Total                             $680,560          100%      $705,078         100%        $567,072     100%
                                  ========        =====       ========         ====        ========    ====

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
MANAGEMENT'S RESPONSIBILITY REPORT
For the Years Ended December 31, 1999, 1998, and 1997

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


/s/ George H. Glatfelter II                          /s/ Robert P. Newcomer
GEORGE H. GLATFELTER II                              ROBERT P. NEWCOMER
President and                                        Executive Vice President
Chief Executive Officer                              and Chief Financial Officer


INDEPENDENT AUDITORS' REPORT


P. H. Glatfelter Company,
Its Shareholders and Directors:

         We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania

February 11, 2000

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION


QUARTERLY FINANCIAL DATA

                        Net Sales                   Gross Profit                   Net Income                  Basic and Diluted
                       In Thousands                 In Thousands                  In Thousands                Earnings Per Share
                   ---------------------        ---------------------         ---------------------           ------------------
                    1999          1998            1999         1998             1999         1998             1999         1998
                   --------     --------        --------     --------         -------       -------           ----         ----
First              $165,846     $193,216      $   27,683    $  40,929        $  8,140       $15,327            $.19         $.36
Second              167,234      183,707          34,456       38,280          12,543        13,791             .30          .33
Third               170,030      167,245          24,074       24,041           6,400         3,206(a)          .15          .08(a)
Fourth              177,450      160,910          38,373       26,477          14,342         3,809(b)          .34          .09(b)

                   --------     --------        --------     --------         -------       -------            ----         ----
Total              $680,560     $705,078        $124,586     $129,727         $41,425       $36,133            $.98         $.86
                   ========     ========        ========     ========         =======       =======            ====         ====


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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                  Not Applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         (a) Directors. The information with respect to directors required under this item is incorporated herein by reference to pages 3, 4 and 20 of the Registrant's Proxy Statement, dated March 24, 2000.

         (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this item is set forth in Part I of this report.


Item 11.  Executive Compensation.

         The information required under this item is incorporated herein by reference to pages 7 through 17 of the Registrant's Proxy Statement, dated March 24, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The information required under this item is incorporated herein by reference to pages 17 through 19 of the Registrant's Proxy Statement, dated March 24, 2000.


Item 13. Certain Relationships and Related Transactions.

                  The information required under this item is incorporated herein by reference to page 17 of the Registrant's Proxy Statement, dated March 24, 2000.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                  (a)      1.       A.      The following Consolidated Financial
Statements of the Registrant are included in Part II, Item 8:

                           Consolidated Statements of Income and
                             Comprehensive Income for the Years
                             Ended December 31, 1999, 1998 and 1997
                           Consolidated Balance Sheets, December 31, 1999
                             and 1998
                           Consolidated Statements of Shareholders' Equity
                             for the Years Ended December 31, 1999, 1998
                             and 1997
                           Consolidated Statements of Cash Flows for the
                             Years Ended December 31, 1999, 1998 and 1997
                           Notes to Consolidated Financial Statements for
                             the Years Ended December 31, 1999, 1998 and
                             1997

                                    B.      Supplemental Financial Information
for each of the two years in the period ended December 31, 1999 is included in
Part II, Item 8.

                           2.       Financial Statement Schedules (Consolidated)
are included in Part IV:

                           For Each of the Three Years in the Period Ended
December 31, 1999:

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

                           3.       Executive Compensation Plans and
Arrangements: see Exhibits 10(a) through 10(h), described below.

                  Exhibits:

Number                              Description of Documents
------                              ------------------------
(2) Stock Purchase Agreement dated as of November 14, 1997 by and among certain subsidiaries of P. H. Glatfelter Company, the Stockholders of S&H Papier-Holding GmbH, Deutsche Beteiligungs Aktiengesellschaft Unternehmensbeteiligungsgesellschaft and P.
                  H. Glatfelter Company (incorporated by reference to Exhibit
                  2.1 of Registrant's Form 8-K dated January 2, 1998).

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

(3)(c) By-Laws as amended through March 17, 1999 (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31, 1998).

(4)(a)            Escrow Agreement, dated as of February 24, 1997, between P. H.
                  Glatfelter Company and the Bank of New York relating to the 5-7/8% Notes due March 1, 1998 (incorporated by reference to Exhibit (4)(c) of Registrant's Form 10-K for the year ended December 31, 1996).

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

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended December 14, 1999 and effective January 1, 2000.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 (incorporated by reference to Exhibit 10(c) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(e) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(e) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of Registrant's Form 10-K for the year ended December 31, 1990).

(10)(f) P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998 (incorporated by reference to Exhibit 10(f) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(g) P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended April 23, 1997 (incorporated by reference to Exhibit A of Registrant's Proxy Statement, dated March 14,
                  1997).

(10)(h) P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998 (incorporated by reference to Exhibit 10(h) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(i)           Loan Agreement, dated February 24, 1997, between P. H.
                  Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

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

(10)(k)           Credit Agreement, dated as of December 22, 1997, among P. H.
                  Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents (incorporated by reference to Exhibit (10)(j) of Registrant's Form 10-K for the year ended December 31, 1997).

(21)              Subsidiaries of the Registrant

(23)              Consent of Independent Certified Public Auditors

(27)              Financial Data Schedule

                  (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           P. H. GLATFELTER COMPANY
                                           (Registrant)
March 29, 2000
                                           By /s/ G. H. Glatfelter II
                                             ----------------------------------
                                              G. H. Glatfelter II
                                              President and
                                              Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


    Date                      Signature                           Capacity

March 29, 2000    /s/ G. H. Glatfelter II             Principal Executive
                  --------------------------------    Officer and Director
                  G. H. Glatfelter II

March 29, 2000    /s/ R. P. Newcomer                  Principal Financial
                  --------------------------------    Officer, Executive Vice
                  R. P. Newcomer                      President and Director

March 29, 2000    /s/ C. M. Smith                     Principal Accounting
                  --------------------------------    Officer and Vice
                  C. M. Smith                         President - Finance

March 29, 2000    /s/ R. E. Chappell                  Director
                  --------------------------------
                  R. E. Chappell

March 29, 2000    /s/ N. DeBenedictis                 Director
                  --------------------------------
                  N. DeBenedictis

March 29, 2000    /s/ P. G. Foulkrod                  Director
                  --------------------------------
                  P. G. Foulkrod

March 29, 2000    /s/ G. H. Glatfelter                Director
                  --------------------------------
                  G. H. Glatfelter

March 29, 2000    /s/ R. S Hillas                     Director
                  --------------------------------
                  R. S. Hillas

March 29, 2000    /s/ M. A. Johnson II                Director
                  --------------------------------
                  M. A. Johnson II

March 29, 2000    /s/ T. C. Norris                    Director
                  --------------------------------
                  T. C. Norris

March 29, 2000    /s/ P. R. Roedel                    Director
                  --------------------------------
                  P. R. Roedel

March 29, 2000    /s/ J. M. Sanzo                     Director
                  --------------------------------
                  J. M. Sanzo

March 29, 2000    /s/ R. L. Smoot                     Director
                  --------------------------------
                  R. L. Smoot

                                                                     SCHEDULE II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1999
VALUATION AND QUALIFYING ACCOUNTS
Amounts in Thousands


                                                                               Allowances for
---------------------------------------------------------------------------------------------------------------------------
                                           Doubtful Accounts                            Sales Discounts & Deductions
                              ------------------------------------------         ------------------------------------------
                                1999             1998             1997             1999             1998             1997
                              --------         --------         --------         --------         --------         --------
Balance, beginning of
year                          $  1,532         $  1,973         $  1,913         $  2,135         $    542         $    551

Other(1)                          --                325             --               --              1,126             --

Provision                          111               90              160           15,076           14,995           12,882

Write-offs, recoveries
and discounts allowed             (416)            (856)            (100)         (15,059)         (14,528)         (12,891)
                              --------         --------         --------         --------         --------         --------

Balance,
end of year                   $  1,227         $  1,532         $  1,973         $  2,152         $  2,135         $    542
                              ========         ========         ========         ========         ========         ========

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(1) Relates primarily to the acquisition of S&H.

                                  EXHIBIT INDEX


Number
------
(2) Stock Purchase Agreement dated as of November 14, 1997 by and among certain subsidiaries of P. H. Glatfelter Company, the Stockholders of S&H Papier-Holding GmbH, Deutsche Beteiligungs Aktiengesellschaft Unternehmensbeteiligungsgesellschaft and P. H. Glatfelter Company (incorporated by reference to Exhibit 2.1 of Registrant's Form 8-K dated January 2, 1998).

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

(3)(c) By-Laws as amended through March 17, 1999 (incorporated by reference to Exhibit 3(c) of Registrant's Form 10-K for the year ended December 31,
         1998).

(4)(a) Escrow Agreement, dated as of February 24, 1997, between P. H. Glatfelter Company and the Bank of New

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

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended December 14, 1999 and effective January 1, 2000.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 (incorporated by reference to Exhibit 10(c) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(d) Deferral Benefit Pension Plan of Ecusta Division, effective May 22, 1986 (incorporated by reference to Exhibit (10)(e) of Registrant's Form 10-K for the year ended December 31, 1987).

(10)(e) Description of Executive Salary Continuation Plan (incorporated by reference to Exhibit (10)(g) of

         Registrant's Form 10-K for the year ended December 31, 1990).

(10)(f) P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998 (incorporated by reference to Exhibit 10(f) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(g) P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended April 23, 1997 (incorporated by reference to Exhibit A of Registrant's Proxy Statement dated March 14, 1997).

(10)(h) P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998 (incorporated by reference to Exhibit 10(h) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(i) Loan Agreement, dated February 24, 1997, between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

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

(10)(k) Credit Agreement, dated as of December 22, 1997, among P. H. Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents (incorporated by reference to Exhibit (10)(j) of Registrant's Form 10-K for the year ended December 31, 1997).

(21)     Subsidiaries of the Registrant

(23)     Consent of Independent Certified Public Auditors

(27)     Financial Data Schedule