Form 10-Q
period 2000-03-31
GLATFELTER P H CO
filed 2000-05-15
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

( )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to______________________


                           Commission File No. 1-3560

                            P. H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)


               Pennsylvania                                23-0628360
      (State or other jurisdiction of                    (IRS Employer
       incorporation or organization)                  Identification No.)


 96 South George Street, Suite 500, York, Pennsylvania             17401
       (Address of principal executive offices)                 (Zip Code)

                                 (717) 225-4711
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   N    .
                                      ---   ----
Shares of Common Stock outstanding at April 28, 2000 were 42,314,942.

                            P. H. GLATFELTER COMPANY

                                      INDEX

Part I - Financial Information

Financial Statements:

    Condensed Consolidated Statements of Income -
         Three Months Ended March 31, 2000 and 1999 (Unaudited)....  3

    Condensed Consolidated Balance Sheets - March 31, 2000
         (Unaudited) and December 31, 1999.........................  4

    Condensed Consolidated Statements of Cash Flows - Three
         Months Ended March 31, 2000 and 1999 (Unaudited)..........  5

    Notes to Condensed Consolidated Financial Statements
         (Unaudited)...............................................  6

    Independent Accountants' Report................................ 12

    Management's Discussion and Analysis of Financial Condition
         and Results of Operations................................. 13

    Quantitative and Qualitative Disclosures About Market Risk..... 18


Part II - Other Information........................................ 18

Signature.......................................................... 20

Index of Exhibits.................................................. 21

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
                                   (UNAUDITED)

                                                     Three Months Ended
                                                   3/31/2000     3/31/1999
                                                   ---------     ---------
Revenues
  Net sales                                         $181,260      $165,846

  Other income - net
     Energy sales - net                                2,466         2,238
     Interest on investments and
      other - net                                      1,288           370
     Gain from property
      dispositions, etc. - net                           308           920
                                                    --------      --------
                                                       4,062         3,528

              Total revenues                         185,322       169,374

Costs and expenses
   Cost of products sold                             147,753       138,163
   Selling, general and
      administrative expenses                         13,103        13,509
   Interest on debt - net                              4,380         4,790
   Unusual item                                        3,336          --
                                                    --------      --------
                                                     168,572       156,462

Income before income taxes                            16,750        12,912

Income tax provision
   Current taxes                                       4,490         4,126
   Deferred taxes                                      1,616           646
                                                    --------      --------
              Total                                    6,106         4,772

Net income                                          $ 10,644      $  8,140
                                                    ========      ========
Basic and diluted earnings per share                $   0.25      $   0.19
                                                    ========      ========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                                        3/31/2000
                                                                                       (unaudited)       12/31/1999
                                                                                       -----------       -----------
Current assets:
   Cash and cash equivalents                                                           $    72,719       $    76,035
   Accounts receivable - net                                                                87,626            74,638
   Inventories:
      Raw materials                                                                         38,553            41,013
      In process and finished                                                               40,480            42,463
      Supplies                                                                              31,239            31,624
                                                                                       -----------       -----------
         Total inventories                                                                 110,272           115,100

   Prepaid expenses and other current assets                                                 3,931             2,354
                                                                                       -----------       -----------
            Total current assets                                                           274,548           268,127

Plant, equipment and timberlands - net                                                     565,936           582,213

Other assets                                                                               155,843           153,440
                                                                                       -----------       -----------
               Total assets                                                            $   996,327       $ 1,003,780
                                                                                       ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                                   $     1,744       $     1,824
   Short-term debt                                                                          24,791            26,566
   Accounts payable                                                                         41,508            40,047
   Dividends payable                                                                         7,400             7,393
   Income taxes payable                                                                     13,888             9,601
   Accrued compensation and other expenses
      and deferred income taxes                                                             37,626            47,200
                                                                                       -----------       -----------
            Total current liabilities                                                      126,957           132,631

Long-term debt                                                                             293,916           301,380

Deferred income taxes                                                                      150,489           147,698

Other long-term liabilities                                                                 63,476            63,947
                                                                                       -----------       -----------

            Total liabilities                                                              634,838           645,656
                                                                                       -----------       -----------

Commitments and contingencies

Shareholders' equity:
   Common stock                                                                                544               544
   Capital in excess of par value                                                           42,149            42,296
   Retained earnings                                                                       499,922           496,680
   Accumulated other comprehensive income                                                   (1,854)           (1,392)
                                                                                       -----------       -----------
            Total                                                                          540,761           538,128
Less cost of common stock in treasury                                                     (179,272)         (180,004)
                                                                                       -----------       -----------
            Total shareholders' equity                                                     361,489           358,124
                                                                                       -----------       -----------
               Total liabilities and
                  shareholders' equity                                                 $   996,327       $ 1,003,780
                                                                                       ===========       ===========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                                         Three Months Ended
                                                                                      3/31/2000      3/31/1999
                                                                                      ---------      ---------
Cash flows from operating activities:
   Net income                                                                          $ 10,644       $  8,140
   Items included in net income not using
   (providing) cash:
      Depreciation, depletion and amortization                                           11,820         12,292
      Loss (gain) on disposition of fixed assets                                             98           (908)
      Expense related to 401(k) plans                                                       481             63
   Changes in assets and liabilities:
      Accounts receivable                                                               (14,406)       (11,358)
      Inventories                                                                         4,932          2,683
      Other assets and prepaid expenses                                                  (5,471)        (4,001)
      Accounts payable, accrued compensation and
         other expenses, deferred income taxes
         and other long-term liabilities                                                 (7,217)           453
      Income taxes payable                                                                4,431            984
      Deferred income taxes - noncurrent                                                  2,791          2,322
                                                                                       --------       --------
Net cash provided by operating activities                                                 8,103         10,670
                                                                                       --------       --------

Cash flows from investing activities:
   Sale or maturity of investments - net                                                   --                2
   Proceeds from disposal of fixed assets                                                    40            949
   Additions to plant, equipment and timberlands                                         (3,429)        (5,914)
                                                                                       --------       --------
Net cash used in investing activities                                                    (3,389)        (4,963)
                                                                                       --------       --------

Cash flows from financing activities:
   Net payment of debt                                                                     (638)          (637)
   Dividends paid                                                                        (7,393)        (7,365)
                                                                                       --------       --------
Net cash used in financing activities                                                    (8,031)        (8,002)
                                                                                       --------       --------
Effect of exchange rate changes on cash                                                       1           (380)
                                                                                       --------       --------

Net decrease in cash and cash equivalents                                                (3,316)        (2,675)

Cash and cash equivalents:

At beginning of year                                                                     76,035         50,907
                                                                                       --------       --------
At end of period                                                                       $ 72,719       $ 48,232
                                                                                       ========       ========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                                            $  7,168       $  8,595
   Income taxes                                                                             265            844


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

                                                    Three Months Ended
                                                         March 31
                                              ----------------------------
                                                2000                  1999
                                                ----                  ----
                                               Shares                Shares
                                               ------                ------
         Basic EPS factors                     42,267                42,110
         Effect of potentially
           dilutive employee
           incentive plans:
             Restricted stock
               awards                              62                    11
             Performance stock
               awards                              39                   142
                                             --------               -------
         Diluted EPS factors                   42,368                42,263
                                             ========               =======

         Net income                          $ 10,644               $ 8,140

         Basic and diluted EPS               $   0.25               $  0.19

         The 2000 basic and diluted EPS of $.25, as presented on the Condensed Consolidated Statement of Income, reflects the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share (see
         Note 2).

2.       UNUSUAL ITEM

         The Registrant announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Registrant to remain a viable, high-quality supplier to its tobacco paper customers. As the Registrant expected, certain of these customers sought other suppliers after this announcement. As a result, the Registrant announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta mill during 2000. During the first quarter of 2000, the Registrant finalized its plan of restructuring and will begin to reduce the workforce at Ecusta shortly. The workforce reduction is expected to be completed by late 2000 and will ultimately result in the reduction of approximately 300 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. The Registrant accrued and charged to expense $3,336,000 on a pre-tax basis ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring.


3.       RECENT ACCOUNTING PRONOUNCEMENTS

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


4.       INTEREST RATE SWAP AGREEMENTS

         In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $25,700,000 as of March 31, 2000). One such agreement expired on January 6, 2000. Under the remaining agreement, the Registrant receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR") and pays a fixed rate of 4.45% until January 6, 2001. The six-month DM LIBOR applicable for the first half of 2000 is approximately 3.8%.

         In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $24,400,000 as of March 31, 2000). Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of approximately 3.41% for the term of the agreement. Under the second agreement, which was effective July 6, 1999, the Registrant receives a floating rate, which is also the three-month DM LIBOR plus twenty basis points, and pays a fixed rate of 3.43% for the term of the agreement.

         The Registrant has other various interest rate swap agreements outstanding which do not have a material impact on the Registrant's consolidated financial statements. All of the Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating rate to a fixed rate basis. Although the Registrant can terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their maturities.


5.       COMPREHENSIVE INCOME

         For the three months ended March 31, 2000 and 1999, comprehensive income was $10,182,000 and $7,591,000, respectively. Comprehensive income includes the effects of changes in certain currency exchange rates relative to the U.S. dollar.


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

         Subject to permit approval, the Registrant has undertaken an initiative under the Voluntary Advanced Technical Incentive Program of the United States Environmental Protection Agency ("EPA") to comply with the new "Cluster Rule" regulations. This initiative, the Registrant's "New Century Project," will require capital expenditures currently estimated at approximately $30,000,000 to be incurred before April 2004.

         The Pennsylvania Department of Environmental Protection ("DEP") has proposed to reissue the Registrant's wastewater discharge permit for the Spring Grove mill on terms unacceptable to the Registrant. DEP has concurrently publicly proposed terms for resolution of an anticipated appeal from the issuance of that permit which terms, subject to the satisfaction of certain conditions, are acceptable to the Registrant. However, such terms may be unacceptable to EPA or certain third parties. The Registrant cannot determine the impact that the new permit will have on the Registrant if it contains objectionable terms because the material terms of the final form of the permit are unknown.

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

         In 1999, EPA and DEP issued to the Registrant separate Notices of Violation ("NOVs") alleging violations of the federal and state air pollution control laws, primarily for purportedly failing to obtain appropriate preconstruction air quality permits in conjunction with certain modifications to the Registrant's Spring Grove mill. EPA announced that the Registrant was one of seven pulp and paper mill operators to have received contemporaneously an NOV alleging this kind of violation. EPA and DEP alleged that the Registrant's modifications produced (1) significant net emissions increases in certain air pollutants which should have been covered by appropriate permits imposing new emissions limitations, and (2) certain other violations.

         For all but one of the modifications cited by EPA, the Registrant applied for and obtained from DEP the preconstruction permits which the Registrant concluded were required by applicable law. EPA reviewed those applications before the permits were issued. DEP's NOV only pertained to the modification for which the Registrant did not receive a preconstruction permit. The Registrant conducted an evaluation at the time of this modification, and determined that the preconstruction permit cited by EPA and DEP was not required. The Registrant has been informed that EPA and DEP will seek substantial emissions reductions, as well as civil penalties, to which the Registrant believes it has meritorious defenses. Nevertheless, the Registrant is unable to predict the ultimate outcome of these matters or the costs involved.

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

         The Registrant currently is unable to predict the ultimate costs to the Registrant related to this matter, because the Registrant cannot predict which remedy will be selected for the site or the ultimate amount of natural resources damages nor can the Registrant predict its share of these costs or damages.

         The Registrant continues to believe it is likely that this matter will result in litigation; however, the Registrant believes it will be able to persuade a court that removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB-contaminated sediments is inappropriate or that it would prevail in any resulting litigation.

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

         The Registrant's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term material adverse impact on the Registrant. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations or result in a default under the Registrant's loan covenants. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters, that the Registrant's share of costs and/or damages for these matters will not exceed its available resources or that such obligations will not have a long-term material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations.


7.       SUBSEQUENT EVENTS

         On April 18, 2000, certain flax inventory held at a facility owned and operated by the Registrant, located in Manitoba, Canada, sustained substantial damage as a result of a fire. The Registrant believes it is fully insured for such loss, subject to a modest deductible. The Registrant does not believe that its operations will be materially adversely affected by this incident.

         On May 1, 2000, the Registrant granted to each non-employee member of its Board of Directors options to purchase 1,500 shares of common stock for a total of 13,500 options granted. Such options become exercisable on May 1, 2001 at an exercise price of $10.78125, which represents the average quoted market price of the Registrant's common stock on the date of grant, and expire on April 30, 2010.


8.       DISCLOSURE STATEMENT

         In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on

         Form 10-K for the year ended December 31, 1999. Certain reclassifications have been made of previously reported amounts to conform with classifications used in the current year.

                         INDEPENDENT ACCOUNTANTS' REPORT


P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 18, 2000, except for Note 7 as to
  which the date is May 1, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                             Comparison of
                                           Three Months Ended
                                           March 31, 2000 and
                                             March 31, 1999
                                         ----------------------
                                          Increase (Decrease)
                                         (dollars in thousands)
Net sales                                 15,414          9.3 %
Other income - net                           534         15.1 %
Cost of products sold                      9,590          6.9 %
Selling, general and
    administrative expenses                 (406)        (3.0)%
Interest on debt - net                      (410)        (8.6)%
Income tax provision                       1,334         28.0 %
Net income                                 2,504         30.8 %

Net Sales

Worldwide net sales increased $15,414,000, or 9.3%, for the first quarter of 2000 compared to the first quarter of 1999. This increase was a result of both improved pricing and sales volume.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers (which includes tobacco papers). Total net sales of specialized printing papers increased 18.4% in the first quarter of 2000 compared to the first quarter of 1999 as the impact of a 5.6% increase in net sales volume was compounded by a 12.1% increase in average net selling prices.

The increased sales volume of specialized printing papers was largely due to improved demand in the first quarter of 2000 versus the like period of 1999. The early part of 1999 was characterized by generally weak demand for such papers and short order backlogs for the Registrant. During the last three quarters of 1999, demand for the Registrant's specialized printing papers improved. Such increased demand enabled the Registrant to increase its pricing, as reflected by various price increases for such papers that became effective in February through early April 2000.

The Registrant is currently experiencing what it believes to be a temporary weakness in demand for its specialized printing papers. It has taken a small amount of market-related downtime at one of its facilities but believes market conditions are still strong and will support existing pricing over the near term.

Net sales of engineered papers for the three months ended March 31, 2000 were slightly lower than in the corresponding 1999 period. This decrease was primarily the result of demand erosion for the Registrant's tobacco papers, partially offset by an increase in pricing for such papers. As explained in "Unusual Item" below, the Registrant has increased pricing for certain of its tobacco papers, which has resulted in reduced sales volume. The Registrant expects that net sales of tobacco papers will continue to trend downward, with volume decreases more than offsetting improvements in pricing over the next several months.

Net sales of the Registrant's engineered papers, excluding tobacco papers, decreased 2.0% in the first quarter of 2000 versus the first quarter of 1999 as a result of a decrease in net average selling prices. Net sales volume for the comparative periods remained flat. The decrease in average net selling prices was a result of a shift in the mix of products sold and not a result of decreased pricing for specific products.


Other Income - Net

The Registrant's other income - net increased $534,000, or 15.1%, for the first quarter of 2000 compared to the corresponding period of 1999. Interest on investments and other - net increased $918,000 as a result of higher average cash balances in the first quarter of 2000 versus the first quarter of 1999. In addition, the Registrant recognized minority interest expense of $343,000 in the first quarter of 1999. No such minority interest expense was recognized in the first quarter of 2000.

Gain from property dispositions, etc. - net was $612,000 lower for the first three months of 2000 versus the first three months of 1999. During the first quarter of 1999, the Registrant realized a gain of $976,000 resulting from the sale of a tract of timberland, while no significant sales of property occurred in the first quarter of 2000.


Cost of Products Sold and Gross Margin

The Registrant's cost of products sold increased $9,590,000, or 6.9%, in the first three months of 2000 versus the first three months of 1999 as a result of an increased volume of products sold and increased costs of raw materials. The Registrant sold 5.2% more volume during the first quarter of 2000 than the first quarter of 1999. This increased volume was a result of improved demand for certain of the Registrant's products as described above.

Prices for certain of the Registrant's principal raw materials, especially market pulp and wastepaper, have increased over the past four quarters thereby increasing its marginal cost of products sold by 1.6% in the first quarter of 2000 versus the same quarter of 1999.

This increase in marginal cost of products sold was more than offset by an increase in average net selling price per ton, resulting in an increase in gross margin per ton of 15.0% in the first quarter of 2000 compared to the first quarter of 1999.

The Registrant expects that market pulp prices will continue to increase over the last three quarters of 2000. Since pricing for many of the Registrant's products typically follows that of market pulp, the Registrant also expects corresponding improved pricing for such products.


Selling, General and Administrative Expenses

The Registrant's selling, general and administrative expenses decreased $406,000, or 3.0%, for the first quarter of 2000 versus the comparable period of 1999 as a result of reduced legal and professional expenses.


Interest on Debt - Net

The Registrant's interest on debt - net decreased $410,000, or 8.6%, for the three months ended March 31, 2000 versus the comparable period of 1999. Due to changes in certain currency exchange rates, especially the weakening of the Deutsche Mark relative to the U.S. dollar, the Registrant's average borrowings have decreased, resulting in lower interest expense.


Income Tax Provision

The Registrant's income tax provision increased by $1,334,000, or 28.0%, for the first quarter of 2000 versus the first quarter of 1999. The increase was principally due to the increase in net income in 2000 versus 1999.


UNUSUAL ITEM

The Registrant's tobacco papers business has suffered from extremely low pricing in recent years as a result of industry overcapacity and declining domestic consumption. To combat such depressed pricing, the Registrant announced in September 1999 that it had notified its major tobacco paper customers that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Registrant to remain a viable, high-quality supplier to its tobacco paper customers. As the Registrant expected, certain of these customers sought other suppliers after this announcement. As a result, the Registrant announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta mill during 2000. During the first quarter of 2000, the Registrant finalized its plan of restructuring and will begin to reduce the workforce at Ecusta shortly. The workforce reduction is expected to be completed by late 2000 and will ultimately result in the reduction of approximately 300 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. The Registrant accrued and charged to expense $3,336,000 on a pre-tax basis ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring.


FINANCIAL CONDITION


Liquidity

Cash and cash equivalents decreased $3,316,000 during the first three months of 2000. Net cash provided by operating activities of $8,103,000 was more than offset by cash used in investing activities of $3,389,000 and financing activities of $8,031,000. Significant cash activities during the first three months of 2000 included the payment of $7,393,000 of dividends and $3,429,000 for plant, equipment and timberlands.

To finance the acquisition of S&H Papier-Holding GmbH, on December 22, 1997, the Registrant entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Registrant's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of March 31, 2000, the Registrant's outstanding borrowings were DM 284,200,000 (approximately $138,500,000) under the Revolving Credit Facility.

In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $25,700,000 as of March 31, 2000). One such agreement was expired on January 6, 2000. Under the remaining agreement, the Registrant receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR") and pays a fixed rate of 4.45% until January 6, 2001. The six-month DM LIBOR applicable for the first half of 2000 is approximately 3.8%.

In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $24,400,000 as of March 31, 2000). Under one agreement, which was effective April 6, 1999, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of approximately 3.41% for the term of the agreement. Under the second agreement, which was effective July 6, 1999, the Registrant receives a floating rate, which is also the three-month DM LIBOR plus twenty basis points, and pays a fixed rate of 3.43% for the term of the agreement.

The Registrant has other various interest rate swap agreements outstanding which do not have a material impact on the Registrant's consolidated financial statements. All of the Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating rate to a fixed rate basis. Although the Registrant can terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their maturities.

On July 22, 1997, the Registrant issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007. Interest on the Notes is payable semiannually on January 15 and July 15. The Notes are redeemable, in whole or in part, at the option of the Registrant at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Registrant. The net proceeds from the sale of the Notes were used primarily to repay certain short-term unsecured debt and related interest.

The Registrant expects to meet all its near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and its existing Revolving Credit Facility or other bank lines of credit and, if prudent, other long-term debt.


Interest Rate Risk

The Registrant uses its Revolving Credit Facility and proceeds from the issuance of its 6-7/8% Notes to finance a significant portion of its operations. The Revolving Credit Facility provides for variable rates of interest and exposes the Registrant to interest rate risk resulting from changes in the DM LIBOR. The Registrant uses off-balance sheet interest rate swap agreements to hedge partially interest rate exposure associated with the Revolving Credit Facility. All of the Registrant's derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of March 31, 2000. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                                 Year of Maturity
                                    ------------------------------------------------------------------
                                                       (dollar amounts in thousands)                       Total
                                                                                                           Due at     Fair Value at
                                    2000       2001         2002        2003      2004      Thereafter    Maturity       3/31/00
                                    ----       ----         ----        ----      ----      ----------    --------       -------
Debt:
  Fixed rate --                  $ 1,409    $ 1,449     $  1,449     $ 1,290    $1,132      $ 150,412     $ 157,141    $ 149,443
     Average interest rate          6.85%      6.85%        6.85%       6.86%     6.86%          6.87%
  Variable rate --               $    --    $    --     $138,519     $    --    $   --      $      --     $ 138,519    $ 138,519
     Average interest rate          3.78%      3.82%        3.95%         --        --             --

Interest rate swap agreements:
  Variable to fixed swaps --     $ 3,312    $27,465     $ 25,637     $48,740    $   --      $      --     $ 105,154    $   1,771
     Average pay rate               4.34%      3.75%        3.42%       3.42%       --             --
     Average receive rate           4.00%      3.95%        4.00%       4.00%       --             --


Capital Expenditures

The Registrant expended $3,429,000 on capital projects for the first three months of 2000 compared to $5,914,000 for the first three months of 1999. Capital spending is expected to approximate $40,000,000 during 2000.


ENVIRONMENTAL MATTERS

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures in past years. During 1999, 1998 and 1997, the Registrant incurred approximately $15,800,000, $17,700,000 and $14,800,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant continues to negotiate with EPA and DEP regarding the NOVs under the federal and state air pollution control laws and the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The costs associated with such matters are presently unknown but could be substantial and perhaps exceed the Registrant's available resources. The Registrant's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term material adverse impact on the Registrant. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. See Note 6 to the Registrant's condensed consolidated financial statements.


SUBSEQUENT EVENT

On April 18, 2000, certain flax inventory held at a facility owned and operated by the Registrant, located in Manitoba, Canada, sustained substantial damage as a result of a fire. The Registrant believes it is fully insured for such loss, subject to a modest deductible. The Registrant does not believe that its operations will be materially adversely affected by this incident.

YEAR 2000

The Registrant's efforts to achieve Year 2000 compliance for its information technology systems and non-information technology systems have been successful to date. The Registrant will continue to monitor its systems, as well as its interaction with vendors, suppliers and customers, for potential Year 2000 noncompliance through the remainder of 2000.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 4 to the Registrant's condensed consolidated financial statements.


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Shareholders was held on April 26, 2000. All of the Board of Directors' nominees for election as Directors were elected by the shareholders. Each was elected to a term expiring in 2003. The votes cast for election of Directors were as follows:

                                       For                    Withheld
                                       ---                    --------
R. E. Chappell                       35,961,871               2,712,181
G. H. Glatfelter II                  35,830,237               2,843,815
R. L. Smoot                          34,795,534               3,878,518

The holders of common stock rejected two Shareholder Proposals as presented, in accordance with the recommendations of the Registrant's Board of Directors. Shareholder Proposal 1 called for the declassification of the Registrant's Board of Directors and was defeated by a majority of the votes cast, with 25,851,520 votes against, 9,707,216 votes for, 2,927,072 broker non-votes and 188,244 abstentions. Shareholder Proposal 2 urged the Registrant's Board of Directors to arrange for the prompt sale of the Registrant to the highest bidder and was also rejected by a majority of the votes cast, with 33,208,282 votes against, 2,199,220 votes for, 2,927,071 broker non-votes and 339,479 abstentions.


ITEM 5.  OTHER INFORMATION

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its goals for revenues, cost reductions and return on capital, expectations as to industry conditions and the Registrant's operating results, demand for or pricing of its products, environmental matters, Year 2000 compliance and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions that it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, including variations resulting from the Registrant's previously announced tobacco paper price increases; (ii) the Registrant's ability to identify, finance and consummate future alliances or acquisitions; (iii) the Registrant's ability to develop new, high value-added engineered products; (iv) the Registrant's ability to identify and implement its planned cost reductions; (v) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers; (viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by EPA and DEP and the costs of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located; (ix) significant changes in cigarette consumption, both domestically and internationally; (x) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (xi) adverse results in litigation; (xii) fluctuations in currency exchange rates; (xiii) failure of third parties which are material to the Registrant to be Year 2000 compliant thereby interrupting their and the Registrant's business operations; and (xiv) disruptions in production and/or increased costs due to labor disputes.


ITEM 6.  EXHIBITS

(a)      EXHIBITS

         Number           Description of Documents


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



                                          P. H. GLATFELTER COMPANY



Date:   May 12, 2000
                                          R. P. Newcomer
                                          Executive Vice President
                                          and Chief Financial Officer

                                INDEX OF EXHIBITS


        Number                Description of Documents


          15                  Letter in Lieu of Consent Regarding
                              Review Report of Unaudited Interim
                              Financial Information

          27                  Financial Data Schedule