Form 10-Q
period 2000-06-30
GLATFELTER P H CO
filed 2000-08-15
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

            Shares of Common Stock outstanding at July 31, 2000 were 42,358,413.

                            P. H. GLATFELTER COMPANY

                                      INDEX


Part I - Financial Information

Financial Statements:


      Condensed Consolidated Statements of Income -

            Three Months and Six Months Ended June 30,

            2000 and 1999 (Unaudited).....................................     3


      Condensed Consolidated Balance Sheets - June 30, 2000

            (Unaudited) and December 31, 1999.............................     4


      Condensed Consolidated Statements of Cash Flows - Six

            Months Ended June 30, 2000 and 1999 (Unaudited)...............     5


      Notes to Condensed Consolidated Financial Statements

            (Unaudited)...................................................     6


Independent Accountants' Report...........................................    12


Management's Discussion and Analysis of Financial Condition

      and Results of Operations...........................................    13


Quantitative and Qualitative Disclosures About Market Risk................    19


Part II - Other Information...............................................    19


Signature.................................................................    21


Index of Exhibits.........................................................    22


      Exhibit 3(ii)- By-Laws, as amended June 21, 2000

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
                                  (UNAUDITED)

                                                           Three Months Ended               Six Months Ended
                                                       6/30/2000       6/30/1999       6/30/2000       6/30/1999
                                                       ---------       ---------       ---------       ---------
Revenues
  Net sales                                             $177,497        $167,234        $358,757        $333,080

  Other income - net
     Energy sales - net                                    1,362           2,706           3,828           4,944
     Interest on investments and
      other - net                                            701             428           1,989             798
     Gain from property
      dispositions, etc. - net                               459           1,163             767           2,083
                                                        --------        --------        --------        --------
                                                           2,522           4,297           6,584           7,825

          Total revenues                                 180,019         171,531         365,341         340,905

Costs and expenses
   Cost of products sold                                 137,653         132,778         285,406         270,941
   Selling, general and
      administrative expenses                             16,610          14,293          29,713          27,802
   Interest on debt - net                                  3,997           4,601           8,377           9,391
   Unusual item                                               --              --           3,336              --
                                                        --------        --------        --------        --------
                                                         158,260         151,672         326,832         308,134

Income before income taxes                                21,759          19,859          38,509          32,771

Income tax provision
   Current taxes                                           4,835           3,408           9,325           7,534
   Deferred taxes                                          2,886           3,908           4,502           4,554
                                                        --------        --------        --------        --------
          Total                                            7,721           7,316          13,827          12,088

Net income                                              $ 14,038        $ 12,543        $ 24,682        $ 20,683
                                                        ========        ========        ========        ========

Basic and diluted earnings per share                    $   0.33        $   0.30        $   0.58        $   0.49
                                                        ========        ========        ========        ========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                      6/30/2000          12/31/1999
                                                                    (unaudited)
                                                                     -----------         -----------
                                               ASSETS

Current assets:
   Cash and cash equivalents                                         $    87,144         $    76,035
   Accounts receivable - net                                              80,378              74,638
   Inventories:
      Raw materials                                                       31,542              41,013
      In process and finished                                             45,775              42,463
      Supplies                                                            33,040              31,624
                                                                     -----------         -----------
         Total inventories                                               110,357             115,100

   Prepaid expenses and other current assets                               3,641               2,354
                                                                     -----------         -----------
            Total current assets                                         281,520             268,127

Plant, equipment and timberlands - net                                   560,113             582,213

Other assets                                                             165,077             153,440
                                                                     -----------         -----------
               Total assets                                          $ 1,006,710         $ 1,003,780
                                                                     ===========         ===========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                 $     1,738         $     1,824
   Short-term debt                                                        15,494              26,566
   Accounts payable                                                       42,208              40,047
   Dividends payable                                                       7,410               7,393
   Income taxes payable                                                   11,108               9,601
   Accrued compensation and other expenses
      and deferred income taxes                                           43,564              47,200
                                                                     -----------         -----------
            Total current liabilities                                    121,522             132,631

Long-term debt                                                           300,171             301,380

Deferred income taxes                                                    153,356             147,698

Other long-term liabilities                                               63,708              63,947
                                                                     -----------         -----------

           Total liabilities                                             638,757             645,656

Commitments and contingencies

Shareholders' equity:
   Common stock                                                              544                 544
   Capital in excess of par value                                         41,986              42,296
   Retained earnings                                                     506,546             496,680
   Accumulated other comprehensive income                                 (2,463)             (1,392)
                                                                     -----------         -----------

           Total                                                         546,613             538,128
Less cost of common stock in treasury                                   (178,660)           (180,004)
                                                                     -----------         -----------
           Total shareholders' equity                                    367,953             358,124
                                                                     -----------         -----------

               Total liabilities and
                  shareholders' equity                               $ 1,006,710         $ 1,003,780
                                                                     ===========         ===========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                          6/30/2000        6/30/1999
                                                                          ---------        ---------
Cash flows from operating activities:
   Net income                                                              $ 24,682         $ 20,683
   Items included in net income not using
   (providing) cash:
      Depreciation, depletion and amortization                               23,755           24,488
      Loss (gain) on disposition of fixed assets                                452           (1,005)
      Expense related to 401(k) plans and other                               1,034            1,140
   Changes in assets and liabilities, net of effect of acquisition:
      Accounts receivable                                                   (11,501)         (13,206)
      Inventories                                                             8,820             (557)
      Other assets and prepaid expenses                                     (14,909)          (8,312)
      Accounts payable, accrued compensation and
         other expenses, deferred income taxes
         and other long-term liabilities                                       (664)           6,830
      Income taxes payable                                                    1,658              163
      Deferred income taxes - noncurrent                                      6,029            4,554
                                                                           --------         --------
Net cash provided by operating activities                                    39,356           34,778
                                                                           --------         --------

Cash flows from investing activities:
   Sale or maturity of investments - net                                         --                6
   Proceeds from disposal of fixed assets                                       107            1,059
   Additions to plant, equipment and timberlands                             (9,390)         (11,659)
   Acquisition of Cascadec                                                       --           (7,399)
                                                                           --------         --------
Net cash used in investing activities                                        (9,283)         (17,993)
                                                                           --------         --------

Cash flows from financing activities:
   Net borrowing (payment) of debt                                           (4,203)           1,429
   Dividends paid                                                           (14,796)         (14,740)
                                                                           --------         --------
Net cash used in financing activities                                       (18,999)         (13,311)
                                                                           --------         --------

Effect of exchange rate changes on cash                                          35             (234)
                                                                           --------         --------

Net increase in cash and cash equivalents                                    11,109            3,240

Cash and cash equivalents:

At beginning of year                                                         76,035           50,907
                                                                           --------         --------
At end of period                                                           $ 87,144         $ 54,147
                                                                           ========         ========

Supplemental disclosure of cash flow information: Cash paid for:
   Interest                                                                $  8,621         $ 11,907
   Income taxes                                                               8,431            5,425


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


                                        Three Months Ended         Six Months Ended
                                            June 30                      June 30
                                    ----------------------        ----------------------
                                      2000           1999           2000          1999
                                    -------        -------        -------        -------
                                     Shares        Shares         Shares          Shares
                                    -------        -------        -------        -------
      Basic EPS                      42,318         42,158         42,293         42,134
      Effect of potentially
        dilutive employee
        incentive plans:
           Restricted stock
             awards                     145              4            101              7
           Performance stock
             awards                      43            127             43            135
           Employee stock
             options                     --             96             --             48
                                    -------        -------        -------        -------
      Diluted EPS                    42,506         42,385         42,437         42,324
                                    =======        =======        =======        =======

      Net income                    $14,038        $12,543        $24,682        $20,683

      Basic and diluted EPS         $  0.33        $  0.30        $  0.58        $  0.49


      Basic and diluted EPS of $.58 for the six months ended June 30, 2000, as presented on the Condensed Consolidated Statement of Income, reflects the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share (see Note 2).


2.    UNUSUAL ITEM

      The Registrant announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Registrant to remain a viable, high-quality supplier to its tobacco paper customers. As the Registrant expected, certain of these customers sought other suppliers after this announcement. As a result, the Registrant announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta mill during 2000. During the first quarter of 2000, the Registrant finalized its plan of restructuring and has begun to reduce the workforce at Ecusta. The workforce reduction is expected to be completed by late 2000 and will ultimately result in the reduction of approximately 250 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. The Registrant accrued and charged to expense $3,336,000 on a pre-tax basis ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued in July 1999, deferred the effective date of SFAS No. 133 until the beginning of the Registrant's first quarter of 2001. SFAS No. 138, issued in June 2000, addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS No. 133 and amends the accounting and reporting standards of that Statement for certain derivative instruments and certain hedging activities. The Registrant is evaluating the effects that the adoption of SFAS Nos. 133 and 138 may have on its consolidated financial position and results of operations.


4.    INTEREST RATE SWAP AGREEMENTS

      In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $25,700,000 as of June 30, 2000). One such agreement expired January 6, 2000. Under the remaining agreement, which expires January 3, 2001, the Registrant receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR") and pays a fixed rate of 4.45% for the term of the agreement.

      In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $24,400,000 as of June 30, 2000). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

      The Registrant has other interest rate swap agreements outstanding which do not have a material impact on the Registrant's consolidated financial statements. All of the Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating rate to a fixed rate basis. Although the Registrant can terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their respective maturities.


5.    COMPREHENSIVE INCOME

      Comprehensive income was $13,429,000 and $14,435,000 for the second quarter of 2000 and 1999, respectively, and $23,611,000 and $22,026,000 for the first six months of 2000 and 1999, respectively. Comprehensive income includes the effects of changes in certain currency exchange rates relative to the U.S. dollar.


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

      On February 26, 1999, DNR released a draft remedial investigation and feasibility study ("RI/FS") for the lower Fox River for public comment. In the draft RI/FS, DNR reviewed and summarized a number of possible remedial alternatives for the site estimated to cost in the range of $0 to $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal and disposal. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. The Registrant and the other six companies have submitted extensive technical comments to the draft RI/FS. In addition, the Registrant has submitted its individual comments to the draft RI/FS. DNR and EPA have announced that the RI/FS will be revised. The revision may add, delete or amend the remedial alternatives, and a final RI/FS and a proposed remedial action plan will be issued. The agencies have publicly stated that these documents may be issued in late 2000.

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


7.    DIRECTORS' COMPENSATION

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

                         INDEPENDENT ACCOUNTANTS' REPORT



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 2000, the related condensed consolidated statements of income for the three months and six months ended June 30, 2000 and 1999, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Philadelphia, Pennsylvania
July 19, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                                            Comparison of
                                       ------------------------------------------------------
                                          Three Months Ended              Six Months Ended
                                        June 30, 2000 and 1999         June 30, 2000 and 1999
                                       ------------------------        ----------------------
                                                        Increase (Decrease)
                                                       (dollars in thousands)
      Net sales                           10,263          6.1 %         25,677          7.7 %
      Other income - net                  (1,775)       (41.3)%         (1,241)       (15.9)%
      Cost of products sold                4,875          3.7 %         14,465          5.3 %
      Selling, general and
          administrative expenses          2,317         16.2 %          1,911          6.9 %
      Interest on debt - net                (604)       (13.1)%         (1,014)       (10.8)%
      Income tax provision                   405          5.5 %          1,739         14.4 %
      Net income                           1,495         11.9 %          3,999         19.3 %

Net Sales

Net sales increased $10,263,000, or 6.1%, for the second quarter of 2000 compared to the second quarter of 1999 as a result of improved pricing, partially offset by slightly lower sales volume. Although demand for most of the Registrant's product lines during the second quarter of 2000 was steady, market conditions were slightly weaker than anticipated. Net sales increased $25,677,000, or 7.7%, for the first six months of 2000 versus the corresponding period in 1999 as a result of both improved pricing and higher overall sales volume.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers (which includes tobacco papers). Net sales of specialized printing papers increased 19.1% in the second quarter of 2000 compared to the second quarter of 1999 primarily due to a 16.3% increase in average net selling prices, resulting from favorable pricing and an improved mix of products sold, combined with a 2.4% increase in net sales volume. Net sales of specialized printing papers increased 18.9% for the first six months of 2000 compared to the like period in 1999 as a result of a 14.4% increase in average net selling prices, also due to favorable pricing and an improved mix of products sold, and a 3.9% increase in net sales volume.

The increased sales volume of specialized printing papers was largely due to improved overall demand in the second quarter and first six months of 2000 versus the like periods of 1999. Despite this improved demand, somewhat weak and inconsistent demand for certain of such papers caused some market-related downtime due to lack of orders during the first and second quarters of 2000. During the first half of 1999, the Registrant did not experience significant market-related downtime related to its specialized printing papers operations. The Registrant believes that overall market conditions are still strong and will support existing pricing over the near term, as indicated by stronger backlogs at the end of June 2000.

Net sales of engineered papers for the three months and six months ended June 30, 2000 were 5.6% and 3.2%, respectively, lower than for the corresponding 1999 periods. The decreases were primarily the result of demand erosion for the

Registrant's tobacco papers, partially offset by an increase in pricing for such papers. As explained in "Unusual Item" below, the Registrant has increased pricing for certain of its tobacco papers, which has resulted in reduced sales volume. Although demand remains stronger than expected and price increases to date have held, the Registrant expects that, in the long run, net sales of tobacco papers will continue to trend downward, with volume decreases more than offsetting any improvements in pricing. Future price changes will be determined based on contractual provisions to reflect changes in market pulp prices.

Net sales of engineered papers, excluding tobacco papers, increased 10.9% and 4.3% in the second quarter and first six months of 2000, respectively, versus the like periods of 1999 primarily as a result of an increase in net sales volume. Net average selling prices for such papers were 2.3% higher for the second quarter of 2000, principally due to selective price increases, and remained relatively flat for the first half of 2000 compared to similar periods in 1999. The increases in net sales volume were a result of unit growth in a diverse group of products that are typically less cyclical by reason of their special applications. Overall, demand for such engineered papers has remained steady, and the Registrant expects pricing to be stable for the remainder of the year with some limited improvement in certain products.

Other Income - Net

Other income - net decreased $1,775,000, or 41.3%, for the second quarter of 2000 compared to the corresponding period of 1999 and decreased $1,241,000, or 15.9%, for the first six months of 2000 compared to the first six months of 1999. Energy sales - net decreased $1,344,000 and $1,116,000 for the three months and six months ended June 30, 2000, respectively, versus the comparable periods in 1999. The decreases were due to equipment problems experienced at the Registrant's Spring Grove, Pennsylvania manufacturing facility during the second quarter of 2000 that led to approximately one and one-half months of lost energy sales, as well as additional maintenance expense. Interest on investments and other - net increased $273,000 and $1,191,000 in the second quarter of 2000 and the first half of 2000, respectively, versus the same periods in 1999 as a result of higher average cash balances and higher average interest rates. In addition, the Registrant recognized minority interest expense of $343,000 in the first quarter of 1999. No such minority interest expense was recognized in the first quarter of 2000.

Gain from property dispositions, etc. - net decreased $704,000 and $1,316,000 for the three months and six months ended June 30, 2000, respectively, versus the like periods in 1999. In the second quarter of 1999, the Registrant sold various fully-depreciated items, in addition to the rights to standing timber on select tracts of land, but no single sale was material to the Registrant's results of operations. No significant sales of such property occurred in the second quarter of 2000. During the first quarter of 1999, the Registrant realized a gain of $976,000 resulting from the sale of a tract of timberland, while no significant sales of property occurred in the first quarter of 2000.

Cost of Products Sold and Gross Margin

Cost of products sold increased $4,875,000, or 3.7%, for the second quarter of 2000 versus the second quarter of 1999 primarily as a result of increased costs of raw materials, partially offset by slightly lower overall sales volume. Cost of products sold increased $14,465,000, or 5.3%, for the first six months of 2000 versus the first six months of 1999 due to a 1.4% higher overall sales volume and increased raw materials costs. In the second quarter and first six months of 2000, such cost increases were offset somewhat by increased pension income.

Overall, prices for certain of the Registrant's principal raw materials, especially market pulp and wastepaper, have increased over the past five quarters thereby increasing its net marginal cost of products sold by 3.9% for the first six months of 2000 versus the same period of 1999. This increase in net marginal cost of products sold was more than offset by an increase in average net selling price per ton, resulting in an increase in gross margin per ton of 16.4% for the first half of 2000 compared to the first half of 1999.

The Registrant expects that market pulp prices will continue to increase over the last two quarters of 2000. Since pricing for many of the Registrant's products typically follows that of market pulp, the Registrant also expects corresponding improved pricing for such products.

Income resulting from the overfunded status of the Registrant's defined benefit pension plans and other postretirement benefit plans decreased cost of products sold by $7,905,000 and $5,550,000 for the second quarter of 2000 and the same quarter of 1999, respectively, and by $14,067,000 and $9,454,000 for the first half of 2000 and the like period of 1999, respectively. This improved level of income was primarily the result of investment performance of the plans' assets.

In addition, strong productivity from the Registrant's manufacturing facilities helped increase gross margin in the second quarter of 2000. Further, the Registrant began to realize the benefits of its cash savings project, known as "DRIVE," in the second quarter of 2000. Such savings in the short term have been offset by the Registrant's costs of implementing the project. The Registrant remains on pace to achieve its DRIVE target of $50,000,000 in sustainable, annual cash savings. The Registrant is currently realizing savings on projects that when fully implemented by the fourth quarter of 2001 will result in $40,000,000 of expected annual savings. The remaining $10,000,000 is expected to be realized, on an annualized basis, by mid 2002.

As a result of the aforementioned items, gross margin as a percentage of net sales increased to 22.4% for the second quarter of 2000 from 20.6% for the like quarter of 1999 and increased to 20.4% for the first half of 2000 from 18.7% for the corresponding period of 1999.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of 2000 were $2,317,000, or 16.2%, higher than for the second quarter of 1999 and for the first half of 2000 were $1,911,000, or 6.9%, higher than for the like period of 1999 as a result of increased legal and professional expenses, stemming mainly from outside consulting services associated with the Registrant's DRIVE and other strategic projects. Pension income reduced selling, general and administrative expenses by $210,000 and $297,000 for the second quarter of 2000 and the same quarter of 1999, respectively, and by $403,000 and $517,000 for the first half of 2000 and the like period of 1999, respectively.

Interest on Debt - Net

Interest on debt - net decreased $604,000, or 13.1%, and $1,014,000, or 10.8%, for the three months and six months ended June 30, 2000, respectively, versus the comparable periods of 1999. Due to changes in certain currency exchange rates, especially the weakening of the Deutsche Mark relative to the U.S. dollar, the Registrant's average reported borrowings have decreased, resulting in lower interest expense for the periods indicated.

Income Tax Provision

The income tax provision increased $405,000, or 5.5%, for the second quarter of 2000 versus the second quarter of 1999 and increased $1,739,000, or 14.4%, for the first half of 2000 compared to the first half of 1999. The increases were due to higher income before income taxes in 2000 versus 1999, partially offset by lower effective income tax rates in the 2000 periods.

UNUSUAL ITEM

The Registrant's tobacco papers business has suffered from extremely low pricing in recent years as a result of industry overcapacity and declining domestic consumption. To combat such depressed pricing, the Registrant announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Registrant to remain a viable, high-quality supplier to its tobacco paper customers. As the Registrant expected, certain of these customers sought other suppliers after this announcement. As a result, the Registrant announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta mill during 2000. During the first quarter of 2000, the Registrant finalized its plan of restructuring and has begun to reduce the workforce at Ecusta. The workforce reduction is expected to be completed by late 2000 and will ultimately result in the reduction of approximately 250 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. This reduction in jobs is lower than originally estimated due to stronger customer demand than anticipated. The Registrant accrued and charged to expense $3,336,000 on a pre-tax basis ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring.


FINANCIAL CONDITION


Liquidity

Cash and cash equivalents increased $11,109,000 during the first six months of 2000. Net cash provided by operating activities of $39,356,000 more than offset cash used in investing activities of $9,283,000 and financing activities of $18,999,000. Significant cash activities during the first six months of 2000 included the payment of $14,796,000 of dividends and $9,390,000 for additions to plant, equipment and timberlands.

To finance the acquisition of S&H Papier-Holding GmbH, on December 22, 1997, the Registrant entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Registrant's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of June 30, 2000, the Registrant's outstanding borrowings were DM 296,900,000 (approximately $144,900,000) under the Revolving Credit Facility.

In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $25,700,000 as of June 30, 2000). One such agreement expired January 6, 2000. Under the remaining agreement, which expires January 3, 2001, the Registrant receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR") and pays a fixed rate of 4.45% for the term of the agreement.

In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $24,400,000 as of June 30, 2000). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

The Registrant has other interest rate swap agreements outstanding which do not have a material impact on the Registrant's consolidated financial statements. All of the Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating rate to a fixed rate basis. Although the Registrant can terminate any of its swap agreements at any time, the Registrant intends to hold all of its swap agreements until their respective maturities.

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

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of June 30, 2000. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                         Year of Maturity
                                  ---------------------------------------------------------------------
                                                    (dollar amounts in thousands)
                                                                                                            Total
                                                                                                            Due at     Fair Value
                                    2000        2001        2002         2003       2004     Thereafter    Maturity    at 6/30/00
                                    ----        ----        ----         ----       ----     ----------    --------    ----------
Debt:
    Fixed rate --                 $ 1,738     $ 1,451     $  1,292     $ 1,133     $  946     $150,414     $156,974    $150,005
      Average interest rate          6.85%       6.86%        6.86%       6.87%      6.87%        6.87%
    Variable rate --              $    --     $    --     $144,935     $    --     $   --     $     --     $144,935    $144,935
      Average interest rate          4.44%       4.54%        4.54%         --         --           --

Interest rate swap agreements:
    Variable to fixed swaps --    $27,508     $25,677     $ 48,816     $    --     $   --     $     --     $102,001    $  2,280
      Average pay rate               3.75%       3.42%        3.42%         --         --           --
      Average receive rate           4.30%       4.50%        4.50%         --         --           --

Capital Expenditures

The Registrant expended $9,390,000 on capital projects for the first six months of 2000 compared to $11,659,000 for the first six months of 1999. Capital spending is expected to range from $35,000,000 to $40,000,000 during 2000.


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


ENVIRONMENTAL ACHIEVEMENT

On May 19, 2000, the Registrant announced that its Neenah, Wisconsin paper mill achieved ISO 14001 certification for its environmental management system and its commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management system. As a part of maintaining its certification, the mill's environmental management system will be audited by an independent third party on an ongoing, periodic basis. The Registrant's Pisgah Forest, North Carolina paper mill is currently working on achieving ISO 14001 certification. The Registrant plans to have all of its operating facilities certified by 2002.

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

ITEM 6.  EXHIBITS

(a)   EXHIBITS

                  Number            Description of Documents
                  ------            ------------------------
                 3(ii)              By-Laws, as amended June 21, 2000

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



                                                P. H. GLATFELTER COMPANY



Date:   August 14, 2000
                                          ---------------------------------
                                                C. Matthew Smith
                                                Chief Financial Officer

                                INDEX OF EXHIBITS

            Number                        Description of Documents
            ------                        ------------------------
           3(ii)                          By-Laws, as amended June 21, 2000

              15                          Letter in Lieu of Consent Regarding
                                          Review Report of Unaudited Interim
                                          Financial Information

              27                          Financial Data Schedule