Form 10-Q
period 2000-09-30
GLATFELTER P H CO
filed 2000-11-14
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


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


     Shares of Common Stock outstanding at October 31, 2000 were 42,415,751.

                            P. H. GLATFELTER COMPANY

                                      INDEX

Part I - Financial Information

Financial Statements:
         Condensed Consolidated Statements of Income -

                  Three Months and Nine Months Ended September 30,

                  2000 and 1999 (Unaudited)....................................3

         Condensed Consolidated Balance Sheets - September 30, 2000

                  (Unaudited) and December 31, 1999............................4

         Condensed Consolidated Statements of Cash Flows - Nine

                  Months Ended September 30, 2000 and 1999 (Unaudited).........5

         Notes to Condensed Consolidated Financial Statements

                  (Unaudited)..................................................6

Independent Accountants' Report...............................................12

Management's Discussion and Analysis of Financial Condition

         and Results of Operations............................................13

Quantitative and Qualitative Disclosures About Market Risk....................19

Part II - Other Information...................................................19

Signature.....................................................................21

Index of Exhibits.............................................................22

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
                                   (UNAUDITED)

                                               Three Months Ended                Nine Months Ended
                                             9/30/00         9/30/99          9/30/00         9/30/99
                                             -------         -------          -------         -------
Revenues
  Net sales                                $ 170,547       $ 170,030        $ 529,304       $ 503,110

  Other income - net
     Energy sales - net                        2,711           2,402            6,539           7,346
     Interest on investments and
      other - net                                762             427            2,751           1,225
     Gain from property
      dispositions, etc. - net                   201             690              968           2,773
                                           ---------       ---------        ---------       ---------
                                               3,674           3,519           10,258          11,344

              Total revenues                 174,221         173,549          539,562         514,454

Costs and expenses
   Cost of products sold                     144,770         145,956          430,176         416,897
   Selling, general and
      administrative expenses                 14,254          12,909           43,967          40,711
   Interest on debt - net                      4,017           4,735           12,394          14,126
   Unusual item                                   --              --            3,336              --
                                           ---------       ---------        ---------       ---------
                                             163,041         163,600          489,873         471,734

Income before income taxes                    11,180           9,949           49,689          42,720

Income tax provision (benefit)
   Current taxes                               1,113            (102)          10,438           7,432
   Deferred taxes                              2,888           3,651            7,390           8,205
                                           ---------       ---------        ---------       ---------
              Total                            4,001           3,549           17,828          15,637

Net income                                 $   7,179       $   6,400        $  31,861       $  27,083
                                           =========       =========        =========       =========

Basic and diluted earnings per share       $    0.17       $    0.15        $    0.75       $    0.64
                                           =========       =========        =========       =========

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                      9/30/00           12/31/99
                                                    (unaudited)
                                                    -----------       -----------
Current assets:
   Cash and cash equivalents                        $   90,845        $   76,035
   Accounts receivable - net                            83,889            74,638
   Inventories:
      Raw materials                                     29,526            41,013
      In-process and finished                           38,868            42,463
      Supplies                                          32,086            31,624
                                                    ----------        ----------
         Total inventories                             100,480           115,100

   Prepaid expenses and other current assets             2,781             2,354
                                                    ----------        ----------
            Total current assets                       277,995           268,127

Plant, equipment and timberlands - net                 546,182           582,213

Other assets                                           171,471           153,440
                                                    ----------        ----------
               Total assets                         $  995,648        $1,003,780
                                                    ==========        ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt               $     1,620       $     1,824
   Short-term debt                                      12,037            26,566
   Accounts payable                                     43,012            40,047
   Dividends payable                                     7,417             7,393
   Income taxes payable                                 11,219             9,601
   Accrued compensation and other expenses
      and deferred income taxes                         45,296            47,200
                                                    -----------       -----------
            Total current liabilities                  120,601           132,631

Long-term debt
                                                       288,047           301,380

Deferred income taxes                                  155,722           147,698

Other long-term liabilities                             64,081            63,947
                                                    -----------       -----------
                Total liabilities                      628,451           645,656

Commitments and contingencies

Shareholders' equity:
   Common stock                                            544               544
   Capital in excess of par value                       41,810            42,296
   Retained earnings                                   506,623           496,680
   Accumulated other comprehensive income               (3,833)           (1,392)
                                                   -----------       -----------
                Total                                  545,144           538,128
Less cost of common stock in treasury                 (177,947)         (180,004)
                                                   -----------       -----------
                Total shareholders' equity             367,197           358,124
                                                   -----------       -----------
               Total liabilities and
                  shareholders' equity             $   995,648       $ 1,003,780
                                                   ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                             9/30/00              9/30/99
                                                                             -------              -------
Cash flows from operating activities:
   Net income                                                               $ 31,861             $ 27,083
   Items included in net income not using
   (providing) cash:
      Depreciation, depletion and amortization                                35,811               36,613
      Loss (gain) on disposition of fixed assets                                 452               (1,124)
      Expense related to 401 (k) plans and other                               1,571                1,631
   Changes in assets and liabilities, net of
      effect of acquisition:
      Accounts receivable                                                    (13,516)             (13,420)
      Inventories                                                             11,446                1,454
      Other assets and prepaid expenses                                      (22,696)             (14,380)
      Accounts payable, accrued compensation
          and other expenses, deferred income
          taxes and other long-term liabilities                                5,705               12,270
      Income taxes payable                                                     1,376                 (404)
      Deferred income taxes - noncurrent                                       8,883                8,205
                                                                            --------             --------
Net cash provided by operating activities                                     60,893               57,928
                                                                            --------             --------

Cash flows from investing activities:
   Sale or maturity of investments - net                                          --                    4
   Proceeds from disposal of fixed assets                                        116                1,258
   Additions to plant, equipment and timberlands                             (17,511)             (17,685)
   Acquisition of Cascadec                                                        --               (7,399)
                                                                            --------             --------
Net cash used in investing activities                                        (17,395)             (23,822)
                                                                            --------             --------

Cash flows from financing activities:
   Net borrowing (payment) of debt                                            (6,464)               1,715
   Dividends paid                                                            (22,232)             (22,122)
                                                                            --------             --------
Net cash used in financing activities                                        (28,696)             (20,407)
                                                                            --------             --------
Effect of exchange rate changes on cash                                            8                 (237)
                                                                            --------             --------
Net increase in cash and cash equivalents                                     14,810               13,462

Cash and cash equivalents:

At beginning of year                                                          76,035               50,907
                                                                            --------             --------
At end of period                                                            $ 90,845             $ 64,369
                                                                            ========             ========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                                 $ 15,403             $ 21,098
   Income taxes                                                                9,123                8,615

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

                                 Three Months Ended           Nine Months Ended
                                    September 30                 September 30
                                    ------------                 ------------
                                2000           1999           2000           1999
                                ----           ----           ----           ----
                               Shares         Shares         Shares         Shares
                               ------         ------         ------         ------
Basic EPS                      42,361         42,195         42,316         42,155
Effect of potentially
  dilutive employee
  incentive plans:
     Restricted stock
       awards                      95             --             99              5
     Performance stock
       awards                      43            126             43            132
     Employee stock
       options                     --            233             --            110
                              -------        -------        -------        -------
Diluted EPS                    42,499         42,554         42,458         42,402
                              =======        =======        =======        =======

Net income                    $ 7,179        $ 6,400        $31,861        $27,083

Basic and diluted EPS         $  0.17        $  0.15        $  0.75        $  0.64

         Basic and diluted EPS of $.75 for the nine months ended September 30, 2000, as presented on the Condensed Consolidated Statement of Income, reflects the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share (see Note 2).


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

         During the first quarter of 2000, the Registrant finalized its plan of restructuring and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction is substantially completed and will ultimately result in the reduction of approximately 200 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. The Registrant accrued and charged to expense $3,336,000 on a pre-tax basis ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of September 30, 2000 was $79,000, covering 21 salaried employees.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 137, issued in July 1999, deferred the effective date of SFAS No. 133 until January 1, 2001. SFAS No. 138, issued in June 2000, addresses a limited number of issues causing implementation difficulties in applying SFAS No. 133 and amends the accounting and reporting standards of that Statement. The Registrant is evaluating the effects that the adoption of SFAS Nos. 133 and 138 may have on its consolidated financial position and results of operations.


4.       INTEREST RATE SWAP AGREEMENTS

         In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $23,700,000 as of September 30, 2000). One such agreement expired January 6, 2000. Under the remaining agreement, which expires January 3, 2001, the Registrant receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR") and pays a fixed rate of 4.45% for the term of the agreement.

         In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $22,500,000 as of September 30, 2000).
         Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

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


5.       COMPREHENSIVE INCOME

         Comprehensive income was $5,809,000 and $5,889,000 for the third quarter of 2000 and 1999, respectively, and $29,420,000 and $27,915,000 for the first nine months of 2000 and 1999, respectively. Comprehensive income includes the effects of changes in certain currency exchange rates relative to the U.S. dollar.


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

         On September 7, 2000, the Pennsylvania Department of Environmental Protection ("DEP") reissued the Registrant's wastewater discharge permit for the Spring Grove mill effective October 1, 2000, on terms unacceptable to the Registrant. The reissued permit calls for reductions in the mill's discharge of color that the Registrant believes cannot be achieved at this time without a curtailment of operations. On September 7, DEP also issued to the Registrant an administrative order calling for achievement of the limitations in the permit on a schedule extending until 2007. Both the permit and the order contemplate adoption of an alternative limitation on color which would be more relaxed. The Registrant expects to be able to meet the alternative limitation without a curtailment of operations under the schedule set forth in the order. Under the schedule set forth in the permit, however, the Registrant may not be able to meet the alternative limitation without a curtailment of operations. The Registrant has appealed the permit and the order to the Pennsylvania Environmental Hearing Board. After an evidentiary hearing, the Board granted a stay of the permit limitation during the pendency of the appeal. The Board did not grant a stay of the more relaxed alternative limitation because it is not yet in effect, and will not come into effect until a change in the Pennsylvania Water Quality Standard for color is approved; in this case, "approval" includes an approval by EPA. The Pennsylvania Public Interest Research Group and several other parties (collectively "Penn PIRG") have appealed the alternative, relaxed limitation and have also intervened in the Registrant's appeal of the permit. The Registrant is engaged in settlement discussions with Penn PIRG and DEP, but also continues to litigate all appeals vigorously.

         In June 1999, Penn PIRG brought a citizen suit under the Federal Clean Water Act and Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove mill's discharge of color, civil penalties and costs of litigation. The Registrant believes Penn PIRG's lawsuit to be without merit, but the Registrant cannot predict the impact on the Registrant of any relief the court might award because the case is not yet at a stage where the nature and extent of any relief can be predicted.

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

         Natural resources damages may be assessed in addition to cleanup costs. In November 2000, FWS, the United States Department of the Interior, the United States Department of Justice, the Oneida Tribe of Indians of Wisconsin, the Menominee Indian Tribe of Wisconsin, NOAA, the Little Traverse Bay Bands of Odawa Indians and the Michigan Attorney General issued a Restoration and Compensation Determination Plan ("RCDP") estimating damages in connection with the release of PCBs to the lower Fox River and the Bay of Green Bay. The range of damages in the RCDP is from $176 million to $333 million. The Registrant believes that this range is significantly overstated. The Registrant believes DNR to be the lead agency for assessment of damages, and has been cooperatively assessing damages with DNR independent of the federal agencies. DNR did not participate in the issuance of the RCDP.

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

                         INDEPENDENT ACCOUNTANTS' REPORT


P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 2000, the related condensed consolidated statements of income for the three months and nine months ended September 30, 2000 and 1999, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of P.
H. Glatfelter Company and subsidiaries as of December 31, 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
October 16, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                                                  Comparison of
                                                                  -------------
                                           Three Months Ended                       Nine Months Ended
                                         Sept. 30, 2000 and 1999                 Sept. 30, 2000 and 1999
                                         -----------------------                 -----------------------
                                                             Increase (Decrease)
                                                            (dollars in thousands)
Net sales                                  517              0.3 %             26,194              5.2 %
Other income - net                         155              4.4 %             (1,086)            (9.6)%
Cost of products sold                   (1,186)            (0.8)%             13,279              3.2 %
Selling, general and
    administrative expenses              1,345             10.4 %              3,256              8.0 %
Interest on debt - net                    (718)           (15.2)%             (1,732)           (12.3)%
Income tax provision                       452             12.7 %              2,191             14.0 %
Net income                                 779             12.2 %              4,778             17.6 %

Net Sales

Net sales increased $517,000, or 0.3%, for the third quarter of 2000 compared to the third quarter of 1999 as slightly improved pricing offset a weaker mix of products sold. This combination yielded constant average net selling prices with flat sales volume. Demand for most of the Registrant's product lines during the third quarter of 2000 was steady. Net sales increased $26,194,000, or 5.2%, for the first nine months of 2000 versus the corresponding period in 1999 primarily as a result of improved pricing, as well as slightly higher overall sales volume.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers (which includes tobacco papers). Net sales of specialized printing papers increased 15.4% in the third quarter of 2000 compared to the third quarter of 1999 due to a 7.3% increase in average net selling prices resulting primarily from favorable pricing, combined with a 7.5% increase in net sales volume. Net sales of specialized printing papers increased 17.7% for the first nine months of 2000 compared to the like period in 1999 as a result of a 12.6% increase in average net selling prices, due to favorable pricing and an improved mix of products sold, and a 4.6% increase in net sales volume.

The increased sales volume of specialized printing papers was largely due to stronger demand in the third quarter and first nine months of 2000 versus the like periods of 1999. Despite this stronger demand, somewhat weak and inconsistent demand for certain of such papers caused some market-related downtime due to lack of orders during the first and second quarters of 2000. No market-related downtime occurred during the third quarter of 2000. During the first nine months of 1999, the Registrant did not experience significant market-related downtime related to its specialized printing papers operations. The Registrant believes that overall market conditions for its products are strong and will support existing pricing over the near term, as indicated by current backlogs.

Net sales of engineered papers for the three months and nine months ended September 30, 2000 were 13.4% and 6.3%, respectively, lower than for the corresponding 1999 periods. The decreases were primarily the result of demand erosion for the Registrant's tobacco papers, partially offset by an increase in pricing for such papers. As explained in "UNUSUAL ITEM" below, the Registrant has increased pricing for certain of its tobacco papers, which has resulted in reduced sales volume. Although demand remains stronger than expected and price increases to date have held, the Registrant expects that, in the long run, net sales of tobacco papers will continue to trend downward, with volume decreases more than offsetting any improvements in pricing. Future price changes will be determined based on contractual provisions to reflect changes in market pulp prices.

Net sales of engineered papers, excluding tobacco papers, decreased 3.6% in the third quarter of 2000 versus the like period of 1999 primarily as a result of a 9.3% decrease in net sales volume. The decrease in net sales volume was partially offset by a 6.2% increase in net average selling prices. The Registrant believes it is difficult to characterize such engineered papers in terms of demand trends and pricing actions due to the fragmentation and small size of markets within this group. Net average selling prices for such papers were higher in the third quarter of 2000 compared to the third quarter of 1999 due to an improved mix of products sold. Net sales of such engineered papers increased 1.8% in the first nine months of 2000 versus the same period of 1999 due to higher net average selling prices from selective price increases. Overall, demand for these engineered papers has remained steady, and the Registrant expects pricing to be stable for the remainder of the year.

Other Income - Net

Other income - net increased $155,000, or 4.4%, for the third quarter of 2000 compared to the corresponding period of 1999 and decreased $1,086,000, or 9.6%, for the first nine months of 2000 compared to the first nine months of 1999. Energy sales - net increased $309,000 for the three months ended September 30, 2000 and decreased $807,000 for the nine months ended September 30, 2000 versus the comparable periods in 1999. The decrease for the first nine months of 2000 was due to equipment problems experienced at the power generator of the Registrant's Spring Grove, Pennsylvania manufacturing facility during the second quarter of 2000 that led to one and one-half months of downtime and lost energy sales. The Registrant's scheduled annual maintenance shutdown of this power generator normally occurs in the third quarter. Since the scheduled maintenance occurred in the second quarter of 2000 during the unexpected downtime, energy sales - net increased in the third quarter of 2000 compared to the third quarter of 1999.

Interest on investments and other - net increased $335,000 and $1,526,000 in the third quarter of 2000 and the first nine months of 2000, respectively, versus the same periods in 1999 as a result of higher average cash balances and higher average interest rates. In addition, the Registrant recognized minority interest expense of $343,000 in the first quarter of 1999. No such minority interest expense was recognized in 2000.

Gain from property dispositions, etc. - net decreased $489,000 and $1,805,000 for the three months and nine months ended September 30, 2000, respectively, versus the like periods in 1999. During the first quarter of 1999, the Registrant realized a gain of $976,000 resulting from the sale of a tract of timberland. In the second and third quarters of 1999, the Registrant sold various fully-depreciated items, in addition to the rights to standing timber on select tracts of land, but no single sale was material to the Registrant's results of operations. No significant sales of property occurred in the first nine months of 2000.

Cost of Products Sold and Gross Margin

Cost of products sold decreased $1,186,000, or 0.8%, for the third quarter of 2000 versus the third quarter of 1999 as a result of the Registrant's cash savings project (as described below), strong productivity from its manufacturing facilities and increased pension income, which were partially offset by increased energy and raw material costs, specifically market pulp and wastepaper. The Registrant expects that market pulp prices will remain constant through the first quarter of 2001.

Cost of products sold increased by $13,279,000, or 3.2%, for the first nine months of 2000 compared to the first nine months of 1999 due to increased energy and raw material costs and a 1.1% increase in overall sales volume, which were partially offset by the Registrant's cash savings project, strong productivity from its manufacturing facilities and increased pension income.

The Registrant continued to realize the benefits of its cash savings project, known as "DRIVE," in the third quarter of 2000. Such savings began in the second quarter of 2000 and have been offset, in the short term, by the Registrant's costs of implementing the project (see "Selling, General and Administrative Expenses" below). The Registrant remains on pace to achieve its DRIVE target of $50,000,000 in sustainable, annual cash savings. The Registrant is currently realizing savings on projects that when fully implemented by the fourth quarter of 2001 will result in $40,000,000 of expected annual savings. The remaining $10,000,000 is expected to be realized, on an annualized basis, by late 2002.

Income resulting from the overfunded status of the Registrant's defined benefit pension plans and other postretirement benefit plans decreased cost of products sold by $7,054,000 and $4,702,000 for the third quarter of 2000 and the same quarter of 1999, respectively, and by $21,008,000 and $14,266,000 for the first nine months of 2000 and the like period of 1999, respectively. This improved level of income was primarily the result of investment performance of the plans' assets.

Marginal cost of products sold per ton decreased 1.2% for the third quarter of 2000 versus the same period of 1999, resulting in an increase in gross margin per ton of 6.7%. Marginal cost of products sold per ton increased 2.1% for the first nine months of 2000 compared to the like period of 1999. This increase was more than offset by a 4.1% increase in average net selling price per ton, resulting in an increase in gross margin per ton of 13.8%.

As a result of the aforementioned items, gross margin as a percentage of net sales increased to 15.1% for the third quarter of 2000 from 14.2% for the like quarter of 1999 and increased to 18.7% for the first nine months of 2000 from 17.1% for the corresponding period of 1999. Gross margin as a percentage of net sales is typically lower in the third quarter compared to the first nine months of the same year since the third quarter is negatively affected by the additional expenses incurred during the Registrant's scheduled maintenance shutdowns at its U.S. facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter of 2000 were $1,345,000, or 10.4%, higher than for the third quarter of 1999 and for the first nine months of 2000 were $3,256,000, or 8.0%, higher than for the like period of 1999. These increases were a result of increased professional expenses, stemming mainly from outside consulting services associated with the Registrant's IMPACT (see "IMPACT PROJECT" below) and DRIVE projects. Pension income reduced selling, general and administrative expenses by $254,000 and $222,000 for the third quarter of 2000 and the same quarter of 1999, respectively, and by $770,000 and $629,000 for the first nine months of 2000 and the like period of 1999, respectively.

Interest on Debt - Net

Interest on debt - net decreased $718,000, or 15.2%, and $1,732,000, or 12.3%, for the three months and nine months ended September 30, 2000, respectively, versus the comparable periods of 1999. Due to changes in certain currency exchange rates, especially the weakening of the Deutsche Mark relative to the U.S. dollar, the Registrant's average reported borrowings have decreased, resulting in lower interest expense for the periods indicated.

Income Tax Provision

The income tax provision increased $452,000, or 12.7%, for the third quarter of 2000 versus the third quarter of 1999 and increased $2,191,000, or 14.0%, for the first nine months of 2000 compared to the first nine months of 1999. The increases were primarily due to higher income before income taxes in 2000 versus 1999. The increase for the nine months ended September 30, 2000 versus the same period of 1999 was partially offset by a lower effective income tax rate.

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

During the first quarter of 2000, the Registrant finalized its plan of restructuring and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction is substantially completed and will ultimately result in the reduction of approximately 200 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. This reduction in jobs is lower than originally estimated due to stronger customer demand than anticipated. The Registrant accrued and charged to expense $3,336,000 on a pre-tax basis ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of September 30, 2000 was $79,000, covering 21 salaried employees.

IMPACT PROJECT

In July 2000, the Registrant initiated its IMPACT project, which is focused on identifying and implementing changes to the Registrant's organization and its business processes. The initial phase, the preliminary design work, has been completed. The second phase of the IMPACT project is underway and is expected to extend over the next few years.


FINANCIAL CONDITION

Liquidity

Cash and cash equivalents increased $14,810,000 during the first nine months of 2000, principally due to cash provided from operations of $60,893,000. Such cash generation was partially offset by cash used in investing activities of $17,395,000, mainly for additions to plant, equipment and timberlands, and cash used in financing activities of $28,696,000, primarily for dividend payments.

To finance the acquisition of S&H Papier-Holding GmbH, on December 22, 1997, the Registrant entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The

Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Registrant's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of September 30, 2000, the Registrant's outstanding borrowings were DM 297,100,000 (approximately $133,800,000) under the Revolving Credit Facility.

In January 1998, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $23,700,000 as of September 30, 2000). One such agreement expired January 6, 2000. Under the remaining agreement, which expires January 3, 2001, the Registrant receives a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR") and pays a fixed rate of 4.45% for the term of the agreement.

In January 1999, the Registrant entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $22,500,000 as of September 30, 2000). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

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

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of September 30, 2000. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                          Year of Maturity
                                   -----------------------------------------------------------------------
                                                    (dollar amounts in thousands)
                                     2000         2001         2002         2003        2004       There-       Total         Fair
                                                                                                   after        Due at      Value at
                                                                                                               Maturity     9/30/00
                                     ----         ----         ----         ----        ----       -------     --------     --------
Debt:
     Fixed rate --                 $ 1,620      $ 1,339      $  1,192      $1,046      $ 873      $149,768     $155,838     $149,099
        Average interest rate         6.85%        6.86%         6.86%       6.87%      6.87%         6.87%
     Variable rate --              $    --      $    --      $133,829      $   --      $  --      $     --     $133,829     $133,829
        Average interest rate         4.29%        4.65%         4.65%         --         --            --

Interest rate swap agreements:
     Variable to fixed swaps --    $25,383      $23,694      $ 45,045      $   --      $  --      $     --     $ 94,122     $  1,886
        Average pay rate              3.75%        3.42%         3.42%         --         --            --
        Average receive rate          4.75%        5.20%         5.20%         --         --            --

Capital Expenditures

The Registrant expended $17,511,000 on capital projects for the first nine months of 2000 compared to $17,685,000 for the first nine months of 1999. Capital spending is expected to be approximately $35,000,000 during 2000, a small portion of which relates to the Registrant's IMPACT project. Capital spending is expected to be approximately $75,000,000 during 2001, including approximately $25,000,000 associated within the Registrant's IMPACT project. Total spending on the IMPACT project, which should be completed by the end of 2002, is expected to be approximately $49,000,000, of which $45,000,000 will be capital related.


ENVIRONMENTAL MATTERS

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures in past years. During 1999, 1998 and 1997, the Registrant incurred approximately $15,800,000, $17,700,000 and $14,800,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant remains open to negotiations with EPA and DEP regarding the NOVs under the federal and state air pollution control laws. The Registrant continues to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The Registrant also is in settlement discussions with DEP and Penn PIRG regarding the wastewater discharge permit for its Spring Grove mill. The costs associated with such matters are presently unknown but could be substantial and perhaps exceed the Registrant's available resources. The Registrant's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term material adverse impact on the Registrant. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. See Note 6 to the Registrant's unaudited condensed consolidated financial statements.


ENVIRONMENTAL ACHIEVEMENT

On May 19, 2000, the Registrant announced that its Neenah, Wisconsin paper mill achieved ISO 14001 certification for its environmental management system and its commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management system. The Registrant's Spring Grove, Pennsylvania and Gernsbach, Germany paper mills are already ISO 14001 certified. As a part of maintaining its certification, the mill's environmental management system will be audited by an independent third party on an ongoing, periodic basis. The Registrant's Pisgah Forest, North Carolina paper mill is currently working on achieving ISO 14001 certification. The Registrant expects its Pisgah Forest mill to be certified by the end of 2001 and plans to have all of its principal operating facilities certified by 2002.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 4 to the Registrant's unaudited condensed consolidated financial statements.


PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its goals for revenues, cost reductions and return on capital, expectations as to industry conditions and the Registrant's financial results and cash flow, demand for or pricing of its products, environmental matters, Year 2000 compliance and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions that it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products, including variations resulting from the Registrant's previously announced tobacco paper price increases; (ii) the Registrant's ability to identify, finance and consummate future alliances or acquisitions; (iii) the Registrant's ability to develop new, high value-added engineered products; (iv) the Registrant's ability to identify and implement its planned cost reductions pursuant to its DRIVE project and changes to its business processes contemplated by its IMPACT project; (v) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers;
(viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by EPA and DEP, the costs of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit which the Registrant is currently appealing; (ix) significant changes in cigarette consumption, both domestically and internationally; (x) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (xi) adverse results in litigation; (xii) fluctuations in currency exchange rates; (xiii) failure of third parties which are material to the Registrant to be Year 2000 compliant thereby interrupting their and the Registrant's business operations; and (xiv) disruptions in production and/or increased costs due to labor disputes.


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


                                            P. H. GLATFELTER COMPANY



Date:   November 14, 2000
                                            ---------------------------------
                                            C. Matthew Smith
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