Form 10-K
period 2000-12-31
GLATFELTER P H CO
filed 2001-03-20
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                 Commission file number
December 31, 2000                                         1-3560

                            P. H. GLATFELTER COMPANY
                 -----------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                         23-0628360
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

96 South George Street, Suite 500
        York, Pennsylvania                                      17401
----------------------------------                        -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,                              (717) 225-4711
            including area code                           -------------------

Securities registered pursuant to Section 12(b) of the Act:

    Common Stock                                New York Stock Exchange
---------------------                ----------------------------------------
(Title of each class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                 --------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock of the Registrant held by non-affiliates at March 1, 2001 was $313,227,001.

Common Stock outstanding at March 1, 2001: 42,435,131 Shares

                       DOCUMENTS INCORPORATED BY REFERENCE

                   Portions of the following documents are incorporated by reference in this Report on Form 10-K: Proxy Statement dated March 19, 2001 (Part III)

                                     PART I

Item 1.        Business.

               The Registrant, a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. The Registrant has three paper mills located in the United
States: Spring Grove, Pennsylvania; Pisgah Forest, North Carolina; and Neenah, Wisconsin. The Registrant also has paper mills in Gernsbach, Germany and Scaer, France. The Registrant also owns and operates a manufacturing facility in Wisches, France and an abaca pulpmill in the Philippines. The Registrant manufactures engineered papers and specialized printing papers.

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

               Most of the Registrant's specialized printing paper products are directed at the uncoated free-sheet portion of the industry. The Registrant's specialized printing paper products are used principally for the printing of case bound and quality paperback books, commercial and financial printing and envelope converting. Specialized printing papers are manufactured in each of the Registrant's mills except the Scaer mill.

               In 2000, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to financial printers and converters generally were made directly. Net sales to each of the Registrant's customers were less than 10% of the Registrant's net sales during 1998, 1999 and 2000.

               A significant portion of the Pisgah Forest mill's sales and a modest portion of the sales from the Gernsbach and Scaer mills are made to a limited number of major tobacco companies. Legal, regulatory and competitive pressures on the tobacco industry in the United States and elsewhere could have a material adverse effect on future tobacco paper sales. The profitability of these mills has already been negatively affected by these pressures. In that regard, in December 1999, the Registrant announced that it would begin reducing its tobacco paper manufacturing capacity at its Pisgah Forest mill during 2000. As a result, the Registrant has eliminated approximately 200 salaried and hourly jobs and has shut down three paper machines.

               See Note 11 to the Registrant's 2000 consolidated financial statements in Item 8 for other sales and geographic disclosure.

               For more than a year, the Registrant has been developing strategies to position its business for the future. Execution of these strategies is intended to result in a reorganization of the Registrant's business to capitalize on its strengths in customer relationships, technology and people and its leadership positions in certain markets. Internally, the Registrant is working to improve the efficiency of its operations. Externally, the Registrant is looking to strengthen its business through strategic alliances and joint ventures, as well as potential acquisition opportunities or dispositions of under-performing or non-strategic assets.

               The competitiveness of the markets in which the Registrant sells its products varies. The necessity for technical expertise limits the number of competitors for the Registrant's engineered papers. Despite the technical expertise required to make tobacco papers, competition for such papers is currently intense as a result of excess worldwide capacity. There are a number of companies in the United States manufacturing specialized printing papers, and no one company holds a dominant position. Capacity in the worldwide uncoated free-sheet industry, which includes uncoated specialized printing papers, is not expected to increase significantly for the next few years.

               Service, product performance and technological advances are important competitive factors with respect to all of the Registrant's products. The Registrant believes its reputation in these areas continues to be excellent.

               Backlogs are generally not significant in the Registrant's business, as substantially all of the Registrant's customer orders are produced within 30 days of receipt. A backlog of unmade customer orders is monitored primarily for purposes of scheduling production to optimize paper machine performance. From time to time, the Registrant may determine that the backlog of unmade orders, along with high finished goods inventory levels, may be insufficient to warrant a full schedule of paper machine production. In these circumstances, certain paper machines may be temporarily shut down until backlog and inventory levels justify a resumption of operations.

               The principal raw material used at the Spring Grove mill is pulpwood. In 2000, the Registrant acquired approximately 75% of its pulpwood from saw mills and independent logging contractors and 25% from Company-owned timberlands. Hardwood and softwood purchases constituted 49% and 51% of the pulpwood acquired, respectively. Hardwoods are available within a relatively short distance of the Registrant's Spring Grove mill. Softwood is obtained primarily from Maryland, Delaware and Virginia. To protect its sources of pulpwood, the Registrant actively promotes conservation and forest management among suppliers and woodland owners. In addition, its subsidiary, The Glatfelter Pulp Wood Company has acquired woodlands, particularly softwood growing land, with the objective of having a significant portion of the Registrant's softwood requirement available from Company-owned woodlands.

               The Spring Grove pulpmill converts pulpwood into wood pulp for use in its papermaking operations. In addition to the pulp it produces, the Spring Grove mill purchases market pulp from others.

               The principal raw material used by the Neenah mill is high-grade recycled wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. Wastepaper prices rose early in 2000 and then dropped throughout the remainder of 2000 and in early 2001. The Registrant expects such prices to continue dropping until mid-year 2001 and to remain steady for the remainder of 2001. It is anticipated that there will be an adequate supply of wastepaper in the future.

               The major raw materials used at the Pisgah Forest mill are purchased wood pulp and processed flax straw, which is derived from linseed flax plants. The current supply of wood pulp and flax straw is sufficient for the present and anticipated future operations at the Pisgah Forest mill. The Pisgah Forest mill receives a majority of its processed flax straw from the Registrant's Canadian operation.

               The principal raw materials used by the Schoeller & Hoesch ("S&H") mills in Gernsbach and Scaer are purchased wood pulp and abaca pulp provided by S&H's Philippine pulpmill. The current supply of such materials is sufficient for the present and anticipated future operations of these mills.

               Wood pulp purchased from others comprised approximately 122,000 short tons or 26% of the total 2000 fiber requirements of the Registrant. The average cost of purchased pulp during 2000 was higher than in 1999. Market pulp prices decreased in February and March 2001. The Registrant expects one additional price decrease in the second quarter of 2001.

               The Registrant's Spring Grove mill generates all of its steam requirements and is 100% self-sufficient in electrical energy generation. The mill also produces excess electricity which is sold to the local power company under a long-term co-generation contract. These net energy sales were $9,243,000 in 2000. Principal fuel sources used by the Spring Grove mill are coal, spent chemicals, bark and wood waste, and oil, which were used to produce approximately 57%, 36%, 7% and less than 1%, respectively, of the total energy internally generated at the Spring Grove mill in 2000.

               The Pisgah Forest mill generates all of its steam requirements and a majority of its electric power requirements (64% in 2000) and purchases the remainder of its electric power requirements. Coal was used to produce essentially all of the mill's internally generated energy during 2000.

               During 1998, the Neenah mill began to purchase steam under a twenty-year contract from a facility of Minergy Corporation. The facility, which is located adjacent to the Neenah mill, processes paper mill sludge from the Neenah mill as well as other mills in the Neenah area. During 2000, the Neenah mill purchased 68% of its steam from Minergy Corporation and generated 32% of its steam requirements. The Neenah mill generates a portion of its electric power requirements (14% in 2000) and purchases the remainder of its electric power requirements. Gas was used to produce almost all of the mill's internally generated steam during 2000 with fuel oil being used to generate the remainder.

               The Gernsbach and Scaer mills both generate all of their own steam requirements. The Gernsbach mill generated approximately 34% of its 2000 electric power requirements and purchased the balance. Gas was used to produce almost all of the mill's internally generated energy during 2000. The Scaer mill purchased all of its 2000 electric power requirements.

               The Registrant has approximately 3,400 active full-time employees.

               Hourly employees at the Registrant's U.S. mills are represented by different locals of the Paper, Allied-Industrial,

Chemical and Energy Workers International Union. In October 1996, a five-year labor agreement that covers approximately 730 employees at the Pisgah Forest mill was ratified. A five-year labor agreement that covers approximately 300 employees at the Neenah mill was ratified in August 1997. A five-year labor agreement that covers approximately 700 employees in Spring Grove was ratified in January 2000. Under all of these agreements, wages increased by 3% in 2000 and will increase by 3% per year for the duration of the agreements.

               Approximately 810 hourly employees at the Registrant's S&H locations are represented by various unions. A two-year labor agreement that covers approximately 620 hourly employees at the Gernsbach mill was ratified in March 2000. Under this agreement, salaries will increase by 2.2% in 2001 and 2.0% in 2002.

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

During 2000, the Registrant expended approximately $2,600,000 on environmental capital projects. The Registrant estimates that projects requiring total expenditures of $8,900,000 and $22,300,000 for environmental-related capital will be initiated in 2001 and 2002, respectively. Since capital expenditures for pollution abatement generally do not increase the productivity or efficiency of the Registrant's mills, the Registrant's earnings have been and will be adversely affected to the extent that selling prices have not been and cannot be increased to offset additional incremental operating costs, including depreciation, resulting from such capital expenditures and to offset additional interest expense on the amounts expended for environmental purposes.

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

               The Registrant faces a set of related threatened claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the Fox River below Lake Winnebago and in Green Bay, downstream of the Registrant's Neenah mill. As described below, various sovereigns have formally notified seven parties ("PRPs"), of which the Registrant is one, that they are potentially responsible for investigation, cleanup and natural resource damages arising from this contamination under the federal Comprehensive Environmental Response, Compensation and Liability Act and other laws.

               The Wisconsin Department of Natural Resources ("DNR") notified the Registrant and other PRPs informally in 1990 that it wished to pursue cleanup of certain sediments in the Fox River under state law. DNR subsequently asserted claims under federal law as well for cleanup and for natural resource damages. Since 1998, DNR has been performing a remedial investigation and feasibility study ("RI/FS") of the Fox River and Green Bay under contract to the EPA. In February 1999, DNR issued a draft RI/FS report estimating the costs of potential remedies for the Fox River at between $0 and $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal by dredging. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. Under ordinary procedures, the final RI/FS report will be issued along with a proposed remedial action plan ("PRAP"). EPA will consider comments on the PRAP and then will select a remedy for the site. EPA and DNR have stated publicly that the RI/FS would be issued in 2000. The expected date of issuance was subsequently delayed to the spring of 2001 and has now been further delayed.

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

               In January 1997, DNR, the Wisconsin Department of Justice ("WDOJ"), and the seven PRPs entered into an agreement to conduct a cooperative natural resource damages assessment ("NRDA"). While that NRDA has not been completed, based upon work conducted to date, DNR and WDOJ have proposed to enter into a settlement with another PRP of its share of the natural resource damages liability. The proposed settlement does not state explicitly the total amount of natural resource damages, but it calls for such other PRP to spend $7,000,000 on resource restoration projects.

               The United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes and the Michigan Attorney General claim to be trustees for natural resources injured by the PCBs in the Fox River and Green Bay. In June 1994, FWS notified the Registrant and other PRPs that it considered them potentially responsible for natural resource damages. The federal, tribal and Michigan agencies claiming to be trustees have proceeded with the preparation of an NRDA separate from the work performed by DNR. While the final report of assessment will be delayed until after selection of a remedy for the site, on October 25, 2000, the federal trustees released a restoration and compensation determination plan ("RCDP") that estimates natural resource damages for the site at between $176,000,000 and $333,000,000.

               The Registrant is seeking settlement with the Wisconsin agencies and EPA for all of its liabilities for response actions and natural resource damages associated with the site. The Registrant believes that the federal, tribal and Michigan natural resource damages claims are without merit, and that the federal NRDA is technically and procedurally flawed. The Registrant further maintains that its share of any liability as among the seven identified PRPs is much less than one-seventh and that additional responsible parties exist other than the seven identified by the governments.

               The Registrant currently is unable to predict the ultimate costs to the Registrant related to this matter, because the Registrant cannot predict which remedy will be selected for the site or the ultimate amount of natural resource damages nor can the Registrant predict its share of these costs or damages.

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

               The Registrant's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term, material adverse impact on the Registrant. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations or result in a default under the Registrant's loan covenants. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters, that the Registrant's share of costs and/or damages for these matters will not exceed its available resources or that such obligations will not have a long-term, material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations.

Item 2.        Properties.

               The Registrant's executive offices are located in York, Pennsylvania. The Registrant's paper mills are located in Spring Grove, Pennsylvania; Pisgah Forest, North Carolina; Neenah, Wisconsin; Gernsbach, Germany; and Scaer, France.

               The Spring Grove facilities include six uncoated paper machines with a daily capacity ranging from 12 to 308 tons and an aggregate annual capacity of about 302,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. The Spring Grove mill has a Gravure Coater ("G-Coater") and an off-line combi-blade coater, which give the Registrant a potential annual production capacity for coated paper of approximately 53,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. The Registrant views the G-Coater as an important asset which will allow it to expand its more profitable engineered paper products. The Spring Grove facilities also include a pulpmill, which has a production capacity of approximately 650 tons of bleached pulp per day.

               During the first quarter of 1998, the Registrant completed construction of a precipitated calcium carbonate ("PCC") plant at its Spring Grove mill. This plant reduced the cost of PCC at this mill as well as lowered the need for higher-priced raw materials used for increasing the opacity and brightness of certain papers.

               The Pisgah Forest facilities currently include eleven paper machines, stock preparation equipment, a modified kraft bleached flax pulpmill with thirteen rotary digesters, a PCC plant and a small recycled pulping operation. The annual lightweight paper capacity is approximately 99,000 tons. Eight paper machines are essentially identical while the newer, larger three remaining machines have design variations specific to the products produced. Converting equipment includes winders, calendars, slitters, perforators and printing presses. As explained in Item 7 of this report, in December 1999, the Registrant announced it would begin reducing its tobacco paper manufacturing capacity at this facility during 2000. As a result, the Registrant is currently operating the three larger paper machines and five of the smaller paper machines for a total capacity of 86,000 tons.

               The Neenah facilities, consisting of a paper manufacturing mill and offices, are located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 162,000 tons and a wastepaper de-inking and bleaching plant with an annual capacity of approximately 97,000 tons.

               The Registrant's subsidiary, S&H, currently owns and operates paper mills in Gernsbach, Germany and Scaer, France, as well as a manufacturing facility in Wisches, France. S&H also owns a pulpmill in the Philippines which supplies abaca pulp to S&H's paper mills.

               The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 37,500 tons. In addition, the Gernsbach facility has the capacity to produce 8,800 tons of metalized papers annually, using a lacquering machine and two metalizers. The base paper used to manufacture the metalized paper is purchased. The Scaer facility includes two paper machines with an aggregate annual lightweight capacity of approximately 4,600 tons of finished paper. The Philippine pulpmill has an aggregate annual capacity of approximately 8,500 tons of abaca pulp. Of this amount, approximately 7,700 tons are supplied to the Gernsbach and Scaer paper mills, with the remainder being sold to outside parties. The Gernsbach and Scaer paper mills obtain substantially all of their abaca pulp from the Philippine pulpmill.

               The Glatfelter Pulp Wood Company, a subsidiary of the Registrant, owns and manages approximately 114,000 acres of land, most of which is timberland.

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

Item 3.        Pending Legal Proceedings.

               For a discussion of the separate NOVs issued to the Registrant by EPA and DEP and the potential legal proceedings involving the lower Fox River, see "Environmental Matters" in Item 1 of Part I of this report. The Registrant does not believe that the other environmental matters discussed below will have a material adverse effect on its business or consolidated financial position, liquidity or results of operations, although there is no assurance that such a material adverse effect will not result therefrom.

               On September 7, 2000, DEP issued to the Registrant a renewed wastewater discharge permit for the Spring Grove mill with an effective date of October 1, 2000. The renewed permit calls for reductions in the mill's discharge of color that the Registrant believes cannot be achieved at this time without a curtailment of operations. On September 7, 2000, DEP also issued to the Registrant an administrative order calling for achievement of the limitations in the permit on a schedule extending until 2007. Both the permit and the order contemplate adoption of an alternative limitation on color which would be less stringent. The Registrant expects to be able to meet the alternative limitation without a curtailment of operations under the schedule set forth in the order. Under the schedule set forth in the permit, however, the Registrant may not be able to meet the alternative limitation without a curtailment of operations. The Registrant has appealed the permit and the order to the Pennsylvania Environmental Hearing Board. After an evidentiary hearing, the Board granted a stay of the permit limitation during the pendency of the appeal. The Board did not grant a stay of the alternative limitation because it is not yet in effect, and will not come into effect until a change in the Pennsylvania Water Quality Standard for color is approved; in this case, "approval" includes an approval by EPA. The Pennsylvania Public Interest Research Group and several other parties (collectively "Penn PIRG") have appealed the alternative limitation and have also intervened in the Registrant's appeal of the permit. The Registrant is engaged in settlement discussion with Penn PIRG and DEP, but also continues to litigate all appeals vigorously.

               In June 1999, Penn PIRG brought a citizen suit under the Federal Clean Water Act and Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove mill's discharge of color, civil penalties and costs of litigation. On February 7, 2001, the United States District Court granted partial summary judgment on liability to plaintiffs as to certain claims and granted summary judgment to the Registrant on others. The court has not scheduled further proceedings with respect to any remedy until after it resolves the Registrant's pending motion for reconsideration.

Item 4.        Submission of Matters to a Vote of Security Holders.

               Not Applicable.

Executive Officers                               Office                      Age
------------------                               ------                      ---
G. H. Glatfelter II     Chairman and Chief Executive Officer (a)              49
R. P. Newcomer          President and Chief Operating Officer (b)             52
C. M. Smith             Chief Financial Officer (c)                           42
R. S. Wood              Chief Strategy Officer (d)                            43
J. R. Anke              Treasurer (e)                                         55
T. D. D'Orazio          Corporate Controller (f)                              42
G. K. Federer           Vice President - Finance and Business Support (g)     43
L. R. Hall              Vice President - New Product Development (h)          63
R. L. Inners II         Vice President - Operations & Supply                  42

                        Chain (i)
R. L. Miller            Vice President - Special Projects (j)                 54
C. L. Missimer          Vice President - Environmental Affairs (k)            49
M. R. Mueller           Corporate Counsel and Secretary, Director of          40
                        Policy and Compliance (l)
D. C. Parrini           Vice President - Sales and Marketing (m)              36
P. M. Yaffe             Vice President - Government and Public Affairs (n)    52
W. T. Yanavitch         Vice President - Human Resources (o)                  40

               Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the annual meeting of the Board held immediately after the annual meeting of shareholders.

--------------------------------------------------------------------------------

(a) Mr. Glatfelter became Chairman in April 2000 and has served as Chief Executive Officer since June 1998. He was also President from June 1998 to February 2001. Prior to June 1998, he was Senior Vice President.

(b) Mr. Newcomer became President and Chief Operating Officer in February 2001. From June 1998 to February 2001, he was Executive Vice President. From June 1998 to June 2000, he was also Chief Financial Officer. Prior to June 1998, he was Senior Vice President and Chief Financial Officer. Prior to April 1997, he was also Treasurer.

(c) Mr. Smith became Chief Financial Officer in June 2000. From August 1998 to June 2000, he was Vice President - Finance. Prior to August 1998, he was Corporate Controller.

(d) Mr. Wood became Chief Strategy Officer in June 2000. From December 1999 to June 2000, he was Vice President - Administration. From August 1998 to December 1999, he was Vice President - Administration and Secretary. From May 1997 to August 1998, he was Secretary and Treasurer. Prior to May 1997, he was Secretary and Assistant Treasurer.

(e) Mr. Anke became Treasurer in September 1998. From June 1997 to September 1998, he was Chief Financial Officer for the Senator John Heinz History Center. From September 1996 to June 1997, he was a consultant to AMSCO International, Inc. Prior to September 1996, he was Vice
        President and Treasurer of AMSCO International, Inc., where he was responsible for treasury, insurance, retirement plan and international functions and supervised approximately forty employees.

(f) Mr. D'Orazio became Corporate Controller in December 1998. Prior to December 1998, he was Assistant Corporate Controller of Mohawk Industries, Inc., where he was responsible for corporate accounting functions and supervised approximately twenty employees.

(g) Mr. Federer became Vice President - Finance and Business Support in December 2000. From June 2000 to December 2000, he was Vice President - International Business. From June 1997 to June 2000, he was Managing Director, Papierfabrik Schoeller & Hoesch GmbH & Co. KG. Prior to June 1997, he was Director of Finance, Papierfabrik Schoeller & Hoesch GmbH & Co. KG.

(h) Mr. Hall became Vice President - New Product Development in June 2000. From August 1998 to June 2000, he was Vice President and General Manager, Glatfelter Division. Prior to August 1998, he was Director of Operations - Glatfelter Division.

(i) Mr. Inners became Vice President - Operations and Supply Chain in June 2000. From August 1998 to June 2000, he was Director of Operations, Glatfelter Division. Prior to August 1998, he was Spring Grove Mill Manager.

(j) Mr. Miller became Vice President - Special Projects in June 2000. From August 1998 to June 2000, he was Vice President - International Business. Prior to August 1998, he was Vice President - Administration.

(k) Mr. Missimer became Vice President - Environmental Affairs in July 2000. From January 1999 to July 2000, he was Corporate Environmental Director. Prior to January 1999, he was Assistant Corporate Environmental Manager.

(l) Mr. Mueller became Corporate Counsel and Director of Policy and Compliance in June 2000 and has served as Secretary since December 1999. He was Associate Counsel from June 1998 to June 2000. From September 1996 to June 1998, he was a co-owner and Vice President of Scheller, Inc., where he was responsible for the administration of the company.

(m) Mr. Parrini became Vice President - Sales and Marketing in December 2000. From July 2000 to December 2000, he was Vice President - Sales and Marketing, Glatfelter Division and Corporate Strategic Marketing. From June 1999 to December 2000, he was Vice President - Sales and Marketing, Glatfelter Division. From August 1998 to June 1999, he was National Sales and Marketing Manager, Glatfelter Division. From December 1997 to August 1998, he was National Sales Manager, Glatfelter Division. Prior to 1997, he was North American Sales Manager - Technical Products & ARC Divisions, A.W. Chesterton Company, where he was responsible for sales, marketing and business development for the specialty chemical and polymer composite divisions and supervised approximately thirty employees.

(n) Mr. Yaffe became Vice President - Government and Public Affairs in September 2000. From March 1997 to September 2000, he was Vice President
        - Public Policy of Philadelphia Gas Works, where he was responsible for establishing advocacy communications and corporate responsibility programs and supervised approximately ten employees. Prior to March 1997, he was owner of the Yaffe Group, where he consulted with clients on government relations and public affairs.

(o) Mr. Yanavitch became Vice President - Human Resources in July 2000. From October 1998 to July 2000, he was Director of Human Resources for the Ceramco and Trubyte Divisions of Dentsply, where he was responsible for all human resources activities and acted as chief spokesperson for union contracts and employee benefits. Prior to October 1998, he was Director of Human Resources for the Trubyte Division of Dentsply, where he was responsible for daily human resources activities. In his positions with Dentsply, Mr. Yanavitch supervised approximately ten employees.

                                     PART II

Item 5.        Market for the Registrant's Common Stock and Related Stockholder
               Matters.

Common Stock Prices and Dividends Paid Information

               The table below shows the high and low prices of the Registrant's common stock on the New York Stock Exchange (Ticket Symbol "GLT") and the dividends paid per share for each quarter during the past two years.

                        2000                                  1999
         --------------------------------     ----------------------------------
Quarter    High       Low       Dividends       High       Low       Dividends
1ST      $14-5/8    $10-1/8       $.175       $12-1/2    $9-5/8        $.175
2nd       11-13/16   9-13/16       .175        14-13/16   11            .175
3rd       12-3/16    10            .175        16-7/16    13-3/16       .175
4th       13-3/4     9-7/8         .175        15-3/4     12-3/8        .175

               As of December 31, 2000, the Registrant had 2,826 shareholders of record. A number of the shareholders of record are nominees.

Item 6.        Selected Financial Data.

                               Summary of Selected Consolidated Financial Data

                                           Years Ended December 31
                                   (in thousands except per share amounts)

                              2000                 1999                 1998                 1997                 1996
                              ----                 ----                 ----                 ----                 ----
Net sales                 $  724,720           $  705,491(a)        $  727,312(a)        $  585,520(a)        $  583,505(a)

Income (loss)
 before accounting
 changes                      44,000(b)            41,425               36,133(c)            45,284               60,399

Basic earnings
 (loss) per share
 before accounting
 changes                        1.04(b)               .98                  .86(c)              1.07                 1.41

Diluted earnings
 (loss) per share
 before accounting
 changes                        1.04(b)               .98                  .86(c)              1.07                 1.41

Total assets               1,013,191            1,003,780              990,738              937,583              715,310

Debt                         306,822              329,770              356,459              348,665              150,000

Cash dividends
 declared per
 common share             $      .70           $      .70           $      .70           $      .70           $      .70


(a) Reflects reclassification of prior-period shipping and handling costs from net sales to cost of products sold in accordance with recent accounting pronouncements.
(b) After impact of an after-tax restructuring charge (unusual item) of $2,120,000.
(c) After impact of an after-tax charge for voluntary early retirement enhancement program (unusual item) of $5,988,000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD-LOOKING STATEMENTS

               Any statements set forth in this annual report or otherwise made in writing or orally by the Company with regard to its goals for revenues, cost reductions and return on capital, expectations as to industry conditions and the Company's financial results and cash flow, demand for or pricing of its products, development of new products, environmental matters and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company makes such statements based on assumptions that it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Company's expectations. Accordingly, the Company identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Company in any such forward-looking statements: (i) variations in demand for or pricing of its products;
         (ii) the Company's ability to identify, finance and consummate future alliances or acquisitions; (iii) the Company's ability to develop new, high value-added engineered products; (iv) the Company's ability to identify and implement its planned cost reductions pursuant to its DRIVE project and changes to its business processes contemplated by its IMPACT project; (v) changes in the cost or availability of raw materials used by the Company, in particular market pulp, pulp substitutes and wastepaper, and changes in energy-related costs; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers; (viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by EPA and DEP, the costs of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Company's Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit which the Company is currently appealing; (ix) significant changes in cigarette consumption, both domestically and internationally; (x) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (xi) adverse results in litigation; (xii) fluctuations in currency exchange rates; and (xiii) disruptions in production and/or increased costs due to labor disputes.

OVERVIEW

               The Company classifies its sales into two product groups: (1) specialized printing papers and (2) engineered papers (including tobacco papers). The Glatfelter Division, which includes the Spring Grove, Pennsylvania and Neenah, Wisconsin paper mills, produces both specialized printing and engineered papers. The Ecusta Division is comprised of the Pisgah Forest, North Carolina paper mill ("Ecusta") as well as other various supporting facilities. S&H, acquired on January 2, 1998, includes paper mills in Gernsbach, Germany and Scaer, France. Both Ecusta and S&H produce specialized printing papers and engineered papers (including tobacco papers). The Company is in the process of changing its organization and information systems to manage its business in four separate business units: (1) engineered products, (2) printing and converting papers, (3) long fiber and overlay papers and
         (4) tobacco papers. The Company's information systems do not currently provide the information necessary for reporting by business unit. Such information is expected to be available by the end of 2002.

               Despite some market-related downtime in the first and second quarters and a decrease in the backlog at the end of the fourth quarter, demand for the Company's products overall remained stable throughout 2000. Demand for the Company's tobacco papers, however, continued to be weak during 2000. This portion of the Company's business has suffered from extremely low pricing in recent years as a result of overcapacity in the tobacco papers industry and declining domestic consumption of tobacco products. To combat such depressed pricing, the Company announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Company to remain a viable, high-quality supplier to its customers. As the Company expected, certain of these customers sought other suppliers after this announcement. As a result, the Company announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta mill during 2000. In the first quarter of 2000, the

         Company recognized a one-time, pre-tax restructuring charge of $3,336,000 related primarily to the cost of offering early retirement to 42 salaried employees. To date, approximately 200 salaried and hourly jobs have been eliminated. The Company does not expect to complete the restructuring until April 2001 with an ultimate reduction estimated at approximately 220 jobs.

              Despite the decline in the Company's tobacco papers business, demand has not diminished as swiftly as expected, and the announced price increases have held relatively firm. The Company expects, however, that in the long run net sales of tobacco papers will continue to trend downward. Future price changes will be determined based on contractual provisions to reflect changes in market pulp prices.

              To offset the loss of tobacco paper volume, the Company has been growing its specialized printing papers business. It also plans to grow its engineered papers business and has invested resources into its new product development area. Despite the Company's expectations that the reduction of its tobacco paper producing capacity would reduce its total sales volume in the near term, sales of the Glatfelter and S&H divisions more than offset such capacity reduction. The Company is continuing to remove costs associated with the lost tobacco papers business.

              The Company's other engineered papers, excluding tobacco papers, are often difficult to characterize because the products vary widely. Overall, markets for such papers remained steady throughout 2000, and the short-term outlook appears stable. Nevertheless, volume for these papers decreased slightly in 2000 compared to 1999.

              Most of the Company's specialized printing paper products are directed at the uncoated free sheet portion of the industry. With the exception of some second-quarter softening in demand for envelope papers, demand for the Company's printing papers remained strong through most of 2000. Backlogs decreased in December 2000 and remained weak through January 2001. This is not uncommon during the winter months; however, current domestic and worldwide economic conditions create some concern regarding demand for the next several months. The Company expects demand to improve and backlogs to increase later in the year.

              The Company announced a price increase for a substantial number of its specialized printing papers effective in early February 2000. The Company had anticipated additional price increases through the remainder of 2000, but softening demand in the second quarter resulted in some slippage in pricing. By early in the fourth quarter of 2000 pricing recovered somewhat, particularly in the Company's trade book papers.

2000 COMPARED TO 1999

              Overall, net sales in 2000 increased $19,229,000, or 2.7%, compared to 1999. Though net sales volume was slightly higher in 2000 versus 1999, the majority of the net sales increase in 2000 was due to an increase in average net selling price.

              Sales of specialized printing papers were higher in 2000 than 1999 by 14.4%, primarily due to a 9.3% increase in average net selling prices resulting from improved pricing and product mix. Increased demand for these papers resulted in increased net sales volume.

              Sales of engineered papers (including tobacco papers) fell by 8.2% in 2000 versus 1999, as a decrease in net sales volume was slightly offset by a small increase in average net selling price. This decrease was largely due to a 17.6% decrease in net sales of tobacco papers.

              The cost of products sold increased by 1.8% in 2000 compared to 1999. With energy costs abnormally high and market pulp price increases uncharacteristically outpacing selling price increases, the Company would have expected cost of products sold from 1999 to 2000 to have increased more than the 2.7% net sales increase. Pension income reduced cost of products sold by $28,300,000 in 2000 compared to $20,100,000 in 1999. In addition, implementation of the Company's DRIVE project has reduced cost of products sold. As of December 31, 2000, the Company had implemented portions of the DRIVE project that will realize over $20,000,000 per year in sustainable cash cost savings. The Company's ultimate goal is to realize over $50,000,000 per year in such savings. Primarily as a result of the increase in pension income and cost savings associated with the DRIVE project, gross margin as a percentage of net sales increased to 18.4% for 2000 from 17.7% for 1999.

              The increase in selling, general and administrative expenses of $4,011,000 in 2000 versus 1999 was due primarily to increased spending on outside consulting services relating to the Company's DRIVE and IMPACT projects.

                  Profit from operations before interest income and expense and taxes was $84,524,000 (excluding the unusual item) in 2000 compared to $81,582,000 in 1999. This increase was driven primarily by improved profit margins at the Glatfelter and S&H divisions as increased sales volume spread fixed costs over a greater number of tons produced and sold. The Ecusta Division experienced lower sales volume, which decreased profit margins, thus partially negating the gains of the other divisions. The strengthening of the U.S. dollar with respect to the Deutsche Mark ("DM") in 2000 also adversely affected earnings as foreign profits translated into fewer dollars. Finally, savings from the Company's DRIVE project contributed significantly to profits, but such savings were offset by the additional consulting costs incurred in 2000. The Company expects that its DRIVE savings will continue to increase through 2001. Additionally, a significant portion of the consulting costs incurred for the Company's IMPACT project will be capitalized during 2001.

                  Interest on investments and other - net nearly doubled in 2000 from 1999 from $1,994,000 to $3,820,000. The Company's average cash holdings in 2000 were significantly higher than in 1999, yielding higher interest income. Additionally, cash was invested in higher yielding debt instruments throughout 2000 as compared to 1999.

                  Gain from property dispositions, etc. - net for 2000 decreased to about half of the 1999 gain from $4,076,000 to $2,029,000. In the first quarter of 1999, the Company sold a tract of timberland, realizing a gain of $976,000. During the remainder of 1999, the Company sold various fully-depreciated items, in addition to the rights to standing timber on select tracts of land. Subsequent to the first quarter of 1999, no single sale was material to the Company's results of operations. No significant sales of such properties occurred in 2000. From time to time, the Company divests certain tracts of its timberlands when it is offered attractive prices. The Company does not actively solicit the sale of its timberlands as it currently intends to maintain its own sources of raw materials.

                  Interest on debt was $16,405,000 in 2000 compared to $18,424,000 in 1999. This decrease was a result of lower average borrowings, offset partially by higher interest rates. Such lower average borrowings were related to an 80% decrease in short-term debt stemming from payments made. Additionally, a stronger U.S. dollar relative to the DM during 2000 caused lower reported interest expense.

1999 COMPARED TO 1998

                  Overall, net sales in 1999 decreased $21,821,000, or 3.0%, compared to 1998. Though net sales volume was higher in 1999 versus 1998, average net pricing was lower in 1999.

                  Sales of specialized printing papers were lower in 1999 than 1998 by 6.4% as a result of weak demand and pricing for such products early in 1999. Throughout the remainder of 1999, the Company was able to implement several price increases as demand and pricing improved during the year. As a result of these price increases, average net pricing for such products was 7.2% higher in the fourth quarter of 1999 versus the fourth quarter of 1998.

                  Sales of engineered papers (including tobacco papers) increased by less than 1% in 1999 versus 1998, as an increase in net sales volume was substantially offset by a decrease in average net selling price. The increase in volume was largely a result of successfully marketing certain of the Company's existing products. As mentioned above, the Company, along with much of the rest of the paper industry, experienced weakness in demand for many of its products early in 1999. As a result, the Company accepted orders for certain of its products with lower average net selling prices. The decrease in average net selling price for the year 1999, therefore, was almost entirely a result of a change in mix of products sold and not a weakening of prices for specific products.

                  The cost of products sold decreased by 2.8% in 1999 compared to 1998, in part due to aggressive steps taken to remove costs from its business. Further, an increase in operational efficiency at many of the Company's operating locations was realized as a result of an improving and more stable order pattern for many of the Company's products. In addition, market pulp prices, a key raw material in the Company's business, were lower, on average, than in 1998. Pension income reduced cost of products sold by $20,100,000 in 1999 compared to $13,800,000 in 1998.

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

                  Interest on investments and other--net remained flat from 1998 to 1999. The Company's average cash holdings in 1999 were higher than in 1998, yielding higher interest income. Offsetting this was interest income realized in 1998 on a trust held to defease certain of the Company's debt. The defeasance trust was liquidated early in 1998, and no such income was realized in 1999.

                  Gain from property dispositions, etc.--net increased from $1,019,000 in 1998 to $4,076,000 in 1999. In the first quarter of 1999, the Company sold a tract of timberland, realizing a gain of $976,000. During the remainder of 1999, the Company sold various fully depreciated items, in addition to the rights to standing timber on select tracts of land. Subsequent to the first quarter of 1999, no single sale was material to the Company's results of operations. No significant sales of such property occurred in 1998.

                  Interest on debt was $18,424,000 in 1999 compared to $22,007,000 in 1998. This decrease was a result of lower average reported borrowings and generally lower interest rates experienced in 1999 versus 1998. Such lower average borrowings were partially a result of the Company's repayment of its $150,000,000 principal amount of 5 7/8% Notes early in 1998 as well as strengthening of the U.S. dollar relative to the DM during 1999.

UNUSUAL ITEMS

                  2000 The Company's tobacco papers business has suffered from extremely low pricing in recent years as a result of overcapacity in the tobacco papers industry and declining domestic consumption of tobacco products. To combat such depressed pricing, the Company announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Company to remain a viable, high-quality supplier to its tobacco paper customers. As the Company expected, certain of these customers sought other suppliers after this announcement. As a result, the Company announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta mill during 2000.

                  During the first quarter of 2000, the Company finalized its plan of restructuring and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction is substantially completed and will ultimately result in the reduction of over 200 salaried and hourly jobs associated with the Company's tobacco paper production capacity. This reduction in jobs is lower than originally estimated due to stronger customer demand than anticipated. The Company accrued and charged to expense $3,336,000 ($2,120,000 after tax, or $.05 per share) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of December 31, 2000 was $316,000, covering 31 salaried employees.

                  1998 During 1998, the Company recognized a charge of $9,816,000 related primarily to the accrual of pension and medical benefits for certain salaried and hourly employees of the Ecusta Division and certain salaried employees of the Glatfelter Division who elected to participate in a voluntary early retirement enhancement program. The charge also included the cost of termination of several Glatfelter Division salaried employees, which was necessary to achieve the Company's cost-savings goals. The total after-tax effect of the unusual item for the year was $5,988,000, or $.14 per share.

ACQUISITION OF SCHOELLER AND HOESCH

                          On January 2, 1998, the Company acquired S&H which currently owns and operates paper mills in Gernsbach, Germany and Scaer, France, as well as a facility in Wisches, France. S&H also owns a pulpmill in the Philippines which supplies abaca pulp to S&H's paper mills. S&H primarily manufactures long fiber and overlay papers and has the leading position in the world tea bag paper market. It also manufactures tobacco papers and other engineered products such as metalized papers, as well as some specialized printing papers. The acquisition of S&H has provided the Company with a strong business position in the world tea bag paper market and a presence in other long fiber markets, such as stencil, filter and casing papers. It also has strengthened the Company's tobacco papers business by providing a manufacturing presence in Europe and a significant share of the European tobacco papers market, plus the ability to manufacture and market ultraporous plug wrap, a growing segment of the world tobacco papers market.


FINANCIAL CONDITION

                          LIQUIDITY During 2000, the Company's cash and cash equivalents increased by $34,517,000, principally due to cash provided from operations of $103,408,000. Such cash generation was partially offset by cash used in investing activities of $29,072,000, mainly for additions to plant, equipment and timberlands, and cash used in financing activities of $40,142,000, primarily for dividend payments and net payment of debt.

                          The Company expects to meet all its near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and its existing Revolving Credit Facility or other bank lines of credit and, if prudent, other long-term debt. The Company is subject to certain financial covenants under the Revolving Credit Facility and is in compliance with all such covenants.

                          INTEREST RATE RISK The Company uses its Revolving Credit Facility and proceeds from the issuance of its 6 7/8% Notes to finance a significant portion of its operations. The Revolving Credit Facility provides for variable rates of interest and exposes the Company to interest rate risk resulting from changes in the DM London Interbank Offered Rate. The Company uses off-balance sheet interest rate swap agreements to partially hedge interest rate exposure associated with the Revolving Credit Facility. All of the Company's derivative financial instrument transactions are entered into for non-trading purposes.

                          To the extent that the Company's financial instruments expose the Company to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Company's Revolving Credit Facility and 6 7/8% Notes as of December 31, 2000. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Company for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. The table should be read in conjunction with Notes 6 and 7 to the consolidated financial statements (dollar amounts in thousands).


                                                         Year of Maturity                                               Fair Value
                                    -------------------------------------------------------------------                     at
                                       2001         2002         2003       2004    2005     Thereafter     Total        12/31/00
                                    ----------------------------------------------------------------------------------------------
Debt:
 Fixed rate                          $ 1,419      $  1,267       $1,112     $  929   $  560    $150,128    $155,415      $158,667
 Average interest rate                  6.86%         6.86%        6.86%      6.87%    6.87%       6.87%
 Variable rate                       $  --        $146,249       $ --       $ --     $ --      $   --      $146,249      $146,249
 Average interest rate                  4.63%         4.63%        --         --       --          --
Interest rate swap agreements:
 Variable to fixed swaps             $25,025      $ 47,576       $ --       $ --     $ --      $   --      $ 72,601      $  1,317
 Average pay rate                       3.42%         3.42%        --         --       --          --
 Average receive rate                   5.20%         5.20%        --         --       --          --

                           As required by Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities," the Company is required to record the interest rate swaps from the table above on the balance sheet at fair value beginning January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because these swaps are designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. Effective January 1, 2001, the Company recorded $845,000 in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133.

                           CAPITAL RESOURCES During 2000, the Company expended $29,215,000 on capital projects compared to $24,160,000 in 1999. Of the 2000 capital spending, approximately $5,200,000 was spent on the Company's IMPACT project. Capital spending is expected to be approximately $67,000,000, of which approximately $24,000,000 will be for the IMPACT project, in 2001.

                           ENVIRONMENTAL MATTERS The Company is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Company has incurred substantial capital and operating expenditures in past years. During 2000, 1999 and 1998, the Company incurred approximately $16,700,000, $15,800,000, and $17,700,000, respectively, in operating costs related to complying with environmental laws and regulations. The Company anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Company may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Company remains open to negotiations with EPA and DEP regarding the NOVs under the federal and state air pollution control laws. The Company continues to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which the Company's Neenah mill is located. The Company also is in settlement discussions with DEP, the Pennsylvania Public Interest Research Group and several other parties regarding the wastewater discharge permit for its Spring Grove mill. The costs associated with such matters are presently unknown but could be substantial and perhaps exceed the Company's available resources. The Company's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term, material adverse impact on the Company. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations. Moreover, there can be no assurance that the Company's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term, material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

                           ENVIRONMENTAL ACHIEVEMENTS On April 19, 2000, the Company's Neenah, Wisconsin paper mill achieved ISO 14001 certification for its environmental management system and its commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management system. The Company's Spring Grove, Pennsylvania and Gernsbach, Germany paper mills are already ISO 14001 certified. As a part of maintaining its certification, the mills' environmental management systems will be audited by an independent third party on an ongoing, periodic basis. The Company's Pisgah Forest, North Carolina paper mill is currently working on achieving ISO 14001 certification. The Company expects its Pisgah Forest mill to be certified by the end of 2001 and plans to have all of its paper mills certified by the end of 2002.

                           On April 20, 1999, the Company announced its "New Century Project." The New Century Project is a commitment by the Company to participate at its Spring Grove mill in EPA's Advanced Technology Incentive Program under the "Cluster Rules."As a result, the Company expects to spend approximately $30,000,000 prior to April 2004 to eliminate the use of elemental chlorine in its bleaching process, reduce odor emissions and improve water quality. The New Century Project demonstrates the Company's commitment to minimizing its impact on natural resources.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

               See the discussion under the heading "Interest Rate Risk" in Item 7 as well as Notes 6 and 7 to the Registrant's consolidated financial statements in Item 8.

Item 8.        Financial Statements and Supplementary Data.


P. H. GLATFELTER COMPANY and SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income
For the Years Ended December 31, 2000, 1999 and 1998

(in thousands except per share amounts)                      2000            1999           1998
--------------------------------------------------------------------------------------------------
NET SALES (Note 1 (p))                                     $ 724,720       $705,491      $ 727,312
OTHER INCOME:
 Energy sales - net (Note 1 (j))                               9,243          9,176          9,652
 Interest on investments and other - net (Note 6)              3,820          1,994          1,956
 Gain from property dispositions, etc. - net                   2,029          4,076          1,019
                                                           ---------       --------      ---------
  Total                                                      739,812        720,737        739,939
                                                           ---------       --------      ---------
COSTS AND EXPENSES:
 Cost of products sold (Note 1 (p))                          591,201        580,905        597,585
 Selling, general and administrative expenses                 60,267         56,256         51,799
 Interest on debt (Notes 6 and 7)                             16,405         18,424         22,007
 Unusual item (Note 3)                                         3,336           --            9,816
                                                           ---------       --------      ---------
  Total costs and expenses                                   671,209        655,585        681,207
                                                           ---------       --------      ---------
INCOME BEFORE INCOME TAXES                                    68,603         65,152         58,732
                                                           ---------       --------      ---------
INCOME TAX PROVISION (NOTE 5):
 Current                                                      11,366         10,973         14,488
 Deferred                                                     13,237         12,754          8,111
                                                           ---------       --------      ---------
  Total                                                       24,603         23,727         22,599
                                                           ---------       --------      ---------
NET INCOME                                                 $  44,000       $ 41,425      $  36,133
                                                           =========       ========      =========
BASIC AND DILUTED EARNINGS PER SHARE (Notes 4 and 8)       $    1.04       $    .98      $     .86
COMPREHENSIVE INCOME, NET OF TAX:
NET INCOME                                                 $  44,000       $ 41,425      $  36,133
FOREIGN CURRENCY TRANSLATION ADJUSTMENTS (Note 1 (n))         (1,451)           219           (553)
                                                           ---------       --------      ---------
COMPREHENSIVE INCOME                                       $  42,549       $ 41,644      $  35,580
                                                           =========       ========      =========


The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

(in thousands except share information)                               2000                1999
------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents (Note 1(b))                             $   110,552       $    76,035
 Accounts receivable (less allowance for doubtful accounts:
  2000, $1,515; 1999, $1,227)                                           72,231            74,638
 Inventories (Note 1(c))                                               101,294           115,100
 Prepaid expenses and other current assets                               2,547             2,354
                                                                   -----------       -----------
  Total current assets                                                 286,624           268,127
PLANT, EQUIPMENT AND TIMBERLANDS - NET (Notes 1(d) and 10)             552,768           582,213
OTHER ASSETS (Notes 1(e), 5 and 9)                                     173,799           153,440
                                                                   -----------       -----------
  Total assets                                                     $ 1,013,191       $ 1,003,780
                                                                   ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Current portion of long-term debt (Note 6)                        $     1,419       $     1,824
 Short-term debt (Note 2)                                                5,158            26,566
 Accounts payable                                                       45,869            40,047
 Dividends payable                                                       7,430             7,393
 Income taxes payable                                                    7,328             9,601
 Accrued compensation and other expenses and
  deferred income taxes                                                 51,980            47,200
                                                                   -----------       -----------
  Total current liabilities                                            119,184           132,631
LONG-TERM DEBT (Note 6)                                                300,245           301,380
DEFERRED INCOME TAXES (Notes 1(f) and 5)                               155,360           147,698
OTHER LONG-TERM LIABILITIES (Notes 1(k), 2, 8 and 9)                    65,699            63,947
                                                                   -----------       -----------
  Total liabilities                                                    640,488           645,656
                                                                   -----------       -----------
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY (Note 8):
 Common stock, $.01 par value; authorized- 120,000,000 shares;
  issued (including shares in treasury: 2000, 11,971,208;
  1999, 12,115,725)- 54,361,980 shares                                     544               544
 Capital in excess of par value                                         41,669            42,296
 Retained earnings                                                     511,019           496,680
 Accumulated other comprehensive income                                 (2,843)           (1,392)
                                                                   -----------       -----------
  Total                                                                550,389           538,128
 Less cost of common stock in treasury                                (177,686)         (180,004)
                                                                   -----------       -----------
  Total shareholders' equity                                           372,703           358,124
                                                                   -----------       -----------
   Total liabilities and shareholders' equity                      $ 1,013,191       $ 1,003,780
                                                                   ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2000, 1999 and 1998

                                                                                         Accumulated
                                  Common                     Capital in                     Other                          Total
(in thousands except              Shares           Common     Excess of     Retained     Comprehensive    Treasury     Shareholders'
shares outstanding)               Outstanding      Stock      Par Value     Earnings        Income         Stock          Equity
                                  ------------------------------------------------------------------------------------------------
Balance,
 January 1, 1998                   42,149,608       $ 544     $ 42,623       $478,073      $ (1,058)     $(180,824)      $ 339,358

 Net income                                                                    36,133                                       36,133
 Foreign currency
  translation adjustments                                                                      (553)                          (553)
 Cash dividends declared                                                      (29,413)                                     (29,413)
 Delivery of treasury shares:
  Employee stock
   purchase and
   401(k) plans                       182,528                      (13)                                      2,713           2,700
 Employee stock options
  exercised - net                       3,100                        2                                          46              48
 Purchase of stock for
  treasury                           (250,000)                                                              (4,344)         (4,344)
                                   ----------       -----     --------       --------      --------      ---------       ---------
Balance,
 December 31, 1998                 42,085,236         544       42,612       484,793         (1,611)      (182,409)        343,929

 Net income                                                                   41,425                                        41,425
 Foreign currency
  translation adjustments                                                                       219                            219
  Cash dividends declared                                                    (29,538)                                      (29,538)
  Delivery of treasury shares:
   Performance shares                  11,440                      (28)                                        170             142
   401(k) plans                       143,579                     (273)                                      2,146           1,873
 Employee stock options
  exercised-net                         6,000                      (15)                                         89              74
                                   ----------       -----     --------       --------      --------      ---------       ---------
Balance,
 December 31, 1999                 42,246,255         544        42,296       496,680        (1,392)      (180,004)       358,124

 Net income                                                                    44,000                                       44,000
 Foreign currency
  translation adjustments                                                                    (1,451)                        (1,451)
 Cash dividends declared                                                      (29,661)                                     (29,661)
 Delivery of treasury shares:
  Performance shares                    6,048                       (2)                                         90              88
  401(k) plans                        167,769                     (606)                                      2,498           1,892
 Employee stock options
  exercised- net                        7,500                      (19)                                        112              93
 Purchase of stock for
  treasury                            (36,800)                                                                (382)           (382)
                                   ----------       -----     --------       --------      --------      ---------       ---------
BALANCE,
 DECEMBER 31, 2000                 42,390,772       $ 544     $ 41,669       $511,019      $ (2,843)     $(177,686)      $ 372,703
                                   ==========       =====     ========       ========      ========      =========       =========


The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2000, 1999 and 1998

(in thousands)                                                   2000            1999            1998
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  44,000       $ 41,425       $  36,133
Items included in net income not using (providing) cash:
  Depreciation, depletion and amortization                       46,106         47,766          47,738
  Loss (gain) on disposition of fixed assets                        467         (1,339)            481
  Expense related to employee stock purchase
    and 401(k) plans                                              2,073          2,303           1,652
Changes in assets and liabilities, net of effect
  of acquisitions:
    Accounts receivable                                             483         (7,170)          8,703
    Inventories                                                  11,351         (1,965)         16,437
    Other assets and prepaid expenses                           (22,304)       (37,259)         (2,328)
    Accounts payable, accrued compensation and
      other expenses, deferred income taxes and
      other long-term liabilities                                14,694         13,999          (8,272)
    Income taxes payable                                         (1,735)          (543)         (4,341)
    Deferred income taxes- noncurrent                             8,273         24,441           4,214
                                                              ---------       --------       ---------
Net cash provided by operating activities                       103,408         81,658         100,417
                                                              ---------       --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale or maturity of investments- net                               --              401         158,475
Proceeds from disposal of fixed assets                              143          1,929             319
Additions to plant, equipment and timberlands                   (29,215)       (24,160)        (40,531)
Acquisition of S&H- net of cash acquired                           --             --          (147,491)
Acquisition of Cascadec                                            --           (7,399)           --
                                                              ---------       --------       ---------
Net cash used in investing activities                           (29,072)       (29,229)        (29,228)
                                                              ---------       --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payment) of debt                                (10,136)         2,828          (5,591)
Repayment of 5 7/8% Notes                                          --             --          (150,000)
Acquisition-related borrowings                                     --             --           101,500
Dividends paid                                                  (29,624)       (29,510)        (29,436)
Purchases of common stock                                          (382)          --            (4,344)
Proceeds from issuance of common stock under
  employee stock purchase plans and key employee
  long-term incentive plan                                         --             --             1,088
                                                              ---------       --------       ---------
Net cash used in financing activities                           (40,142)       (26,682)        (86,783)
                                                              ---------       --------       ---------
Effect of exchange rate changes on cash                             323           (619)           (418)
Net increase (decrease) in cash and cash equivalents             34,517         25,128         (16,012)
CASH AND CASH EQUIVALENTS:
At beginning of year                                             76,035         50,907          66,919
                                                              ---------       --------       ---------
At end of year                                                $ 110,552       $ 76,035       $  50,907
                                                              =========       ========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Interest                                                    $  16,848       $ 23,273       $  22,722
  Income taxes                                                   12,626         12,119          19,573


The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2000, 1999 and 1998

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION P.H. Glatfelter Company and subsidiaries are manufacturers of engineered papers and specialized printing papers. Headquartered in York, Pennsylvania, the Company's paper mills are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Pisgah Forest, North Carolina; Gernsbach, Germany; and Scaer, France. The Company's products are marketed in most parts of the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or direct to customers. The accounts of the Company, and those of its subsidiaries, are included in the consolidated financial statements. All intercompany transactions have been eliminated. The Company's operating locations have been aggregated into a single reportable segment since they have similar economic characteristics, products, production processes, types of customers and distribution methods. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2000.

         (b) CASH AND CASH EQUIVALENTS The Company considers all highly liquid financial instruments with effective maturities at date of purchase of three months or less to be cash equivalents.

         (c) INVENTORIES Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories of the Company's domestic operations are valued using the last-in, first-out (LIFO) method, and the supplies inventories are valued principally using the average-cost method. Certain of the Company's inventories are valued using a method which approximates average cost. Inventories at December 31 are summarized as follows:

                                                  2000           1999
                                                 ----------------------
                                                     (in thousands)
                    Raw materials                $ 27,789    $   41,013
                    In-process and finished        43,819        42,463
                    Supplies                       29,686        31,624
                                                 --------      --------
                    Total                        $101,294      $115,100
                                                 ========      ========

         If the Company had valued all inventories using the average-cost method, inventories would have been $8,121,000 and $3,790,000 higher than reported at December 31, 2000 and 1999, respectively. During 2000 and 1998, the Company liquidated certain LIFO inventories. The effect of the liquidations did not have a significant impact on net income.

         At December 31, 2000 and 1999, the recorded value of the above inventories exceeded inventories for income tax purposes by approximately $22,400,000 and $22,200,000, respectively.

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

         Property, equipment and timberlands accounts, as of December 31, are summarized as follows:

                                          2000           1999
                                      -----------------------------
                                           (in thousands)

         Land and buildings           $  145,323      $    145,898
         Machinery and
               equipment               1,073,396         1,071,656
         Other                            38,842            37,745
         Less accumulated
               depreciation             (737,985)         (699,557)
                                      ----------      ------------
         Total                           519,576           555,742
         Construction in progress         14,674             7,893
         Timberlands, less
               depletion                  18,518            18,578
                                      ----------      ------------
         Plant, equipment and
               timberlands - net      $  552,768      $    582,213
                                      ==========      ============

         (e) INVESTMENTS IN DEBT SECURITIES Long-term investments, which are due over a remaining 14-year period and are classified as held-to-maturity, are included in "Other assets" on the Consolidated Balance Sheets at December 31, 2000 and 1999. The investments consist of approximately $10,300,000 and $10,400,000 in U.S. Treasury and government obligations at December 31, 2000 and 1999, respectively. The fair market value of such investments approximated the amortized cost, and therefore, there were no significant unrealized gains or losses as of December 31, 2000 and 1999.

         (f) INCOME TAX ACCOUNTING The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. See Note 5.

         (g) FAIR VALUE OF FINANCIAL INSTRUMENTS The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, short-term debt and long-term debt approximate fair value.

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

         (i) ACCOUNTING ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions. See Note 10.

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

         Costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs extend the life of the property, increase its capacity and/or mitigate or prevent contamination from future operations. See Note 10.

         (l) STOCK-BASED COMPENSATION The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has elected to continue to account for stock-based compensation in accordance with APB Opinion No. 25,"Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123. Compensation expense for stock options is measured as the excess, if any, of the average quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of the Company's stock and the likelihood of achieving the performance goals. See Note 8.

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

         (n) FOREIGN CURRENCY TRANSLATION The Company's subsidiaries outside the United States use their local currency as the functional currency. Accordingly, translation gains and losses and the effect of exchange rate changes on transactions designated as hedges of net foreign investments are included as a separate component of shareholders' equity. Transaction gains and losses are included in income in the period in which they occur.

         (o) RECENT ACCOUNTING PRONOUNCEMENTS Statement of Financial Accounting Standards (SFAS) No. 133,"Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income ("OCI") and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

         As of January 1, 2001, the Company had no derivatives that required a cumulative transition adjustment to earnings under SFAS No. 133. The Company recorded an $845,000 increase in OCI, as of January 1, 2001, as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133.

         (p) RECLASSIFICATIONS During the fourth quarter of 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10,"Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling costs that the Company had previously recorded as a deduction in determining net sales have been reclassified to cost of products sold. As a result of adopting EITF 00-10, the Company has restated previous quarters of 2000 and previous years' financial information to reflect comparable reporting of such shipping and handling costs.

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

         S&H was founded in 1881 in Gernsbach, Germany, where its corporate offices and major paper production facilities are located. S&H produces a range of paper products, including tea bag and other long fiber products such as stencil, filter and casing paper, as well as overlay papers, tobacco papers and printing papers. S&H owns an abaca pulpmill in the Philippines and other facilities in France. The acquisition of S&H initially included a 50% controlling ownership interest in Papeteries de Cascadec S. A. ("Cascadec"), a French company, along with the option to acquire the remaining 50% at a future time. For the year ended December 31, 1998, the Company recognized $886,000 of minority interest expense classified as "Gain from property dispositions, etc.-net" on the Company's Consolidated Statement of Income and Comprehensive Income. On April 9, 1999, the Company exercised its option and purchased the remaining 50% of Cascadec for FF 45,181,233 ($7,399,000) in cash. During 1999, the Company recognized $343,000 of minority interest expense through the acquisition date of the remaining 50% of Cascadec.

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

         To finance the acquisition, on December 22, 1997, the Company entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Company to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Company's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Company's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Company's debt ratings as published by Standard & Poor's and Moody's. The Company is subject to certain financial covenants under the Revolving Credit Facility and is in compliance with all such covenants as of December 31, 2000. The Company must pay an annual administrative fee of $25,000 as well as an annual facility fee which is 1% of the total credit commitment. As of December 31, 2000, $53,751,000 of credit availability under the Revolving Credit Facility was unused.

3  UNUSUAL ITEMS

         The Company announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. This initiative was required for the Company to remain a viable, high-quality supplier to its tobacco paper customers. As the Company expected, certain of these customers sought other suppliers after this announcement. As a result, the Company announced in December 1999 that it would begin reducing its tobacco paper manufacturing capacity at its Ecusta mill during 2000.

         During the first quarter of 2000, the Company finalized its plan of restructuring and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction is substantially completed and will ultimately result in the reduction of over 200 salaried and hourly jobs associated with the Company's tobacco paper production capacity. The Company accrued and charged to expense $3,336,000 ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of December 31, 2000 was $316,000 covering 31 salaried employees.

         During 1998, the Company recognized a charge of $9,816,000 ($5,988,000 after tax) related primarily to the accrual of pension and medical benefits for certain salaried and hourly employees of the Company's Ecusta Division and certain salaried employees of the Company's Glatfelter Division who elected to participate in a voluntary early retirement enhancement program. The charge also included the cost of termination of several Glatfelter Division salaried employees which was necessary to achieve the Company's cost-savings goals.

4  EARNINGS PER SHARE("EPS")

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

                            2000        1999        1998
                           Shares      Shares      Shares
                          ---------------------------------
Basic EPS factors          42,342      42,173      42,047
Effect of potentially
  dilutive employee
  incentive plans:
    Restricted stock
     awards                    82           3          16
    Performance
     stock awards              59         131         126
    Employee stock
     options                   --         124          13
                          -------     -------     -------
    Diluted EPS factors    42,483      42,431      42,202
                          =======     =======     =======
Net income                $44,000     $41,425     $36,133
Basic and diluted EPS     $  1.04     $   .98     $   .86

         The 2000 and 1998 basic and diluted EPS of $1.04 and $0.86, respectively, as presented on the Consolidated Statements of Income and Comprehensive Income, reflect the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share for 2000 and an after-tax charge for a voluntary early retirement enhancement program (unusual item) of $.14 per share for 1998 (see Note 3).

5  INCOME TAXES

         Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

         The following are domestic and foreign components of pre-tax income for the years ended December 31:

                                 2000        1999        1998
                              --------------------------------
                                       (in thousands)
United States                 $59,653     $55,911     $44,602
Foreign                         8,950       9,241      14,130
                              -------     -------     -------
Total pre-tax income          $68,603     $65,152     $58,732
                              =======     =======     =======

         The income tax provision for the years ended December 31 consists of the following:

                             2000         1999         1998
                         -----------------------------------
                                     (in thousands)
Current:
  Federal                $  9,939     $  6,953     $ 10,789
  State                      --            217         (106)
  Foreign                   1,427        3,803        3,805
                         --------     --------     --------
    Total current
     tax provision         11,366       10,973       14,488
                         --------     --------     --------
Deferred:
  Federal                   9,729       11,735        6,647
  State                     1,822        2,197        1,244
  Foreign                   1,686       (1,178)         220
                         --------     --------     --------
    Total deferred
     tax provision         13,237       12,754        8,111
                         --------     --------     --------
Total income
  tax provision          $ 24,603     $ 23,727     $ 22,599
                         ========     ========     ========

         The Company has provided deferred income taxes of $1,217,000 and $57,000 on undistributed earnings of foreign subsidiaries as of December 31, 2000 and 1999, respectively.

         The net deferred tax amounts reported on the Company's Consolidated Balance Sheets as of December 31 are as follows:

                                              2000                             1999
                        ------------------------------------------------------------
                         Federal       State       Foreign       Total         Total
                        ------------------------------------------------------------
                                                (in thousands)
Current asset           $   --       $   --       $  1,295     $  1,295     $  1,225
Current liability          2,829          534          670        4,033        4,988
Long-term asset             --           --         20,917       20,917       27,666
Long-term liability      113,246       21,390       20,724      155,360      147,698

         The following are components of the net deferred tax balances as of December 31:

                                                   2000                             1999
                              ------------------------------------------------------------
                               Federal       State      Foreign        Total        Total
                              ------------------------------------------------------------
                                                     (in thousands)
Deferred tax assets:
  Current                     $  4,520     $    852     $  1,295     $  6,667     $  5,737
  Long-term                     21,848        4,121       20,917       46,886       52,859
                              --------     --------     --------     --------     --------
                              $ 26,368     $  4,973     $ 22,212     $ 53,553     $ 58,596
                              ========     ========     ========     ========     ========

Deferred tax liabilities:
  Current                     $  7,349     $  1,386     $    670     $  9,405     $  9,500
  Long-term                    135,094       25,511       20,724      181,329      172,891
                              --------     --------     --------     --------     --------
                              $142,443     $ 26,897     $ 21,394     $190,734     $182,391
                              ========     ========     ========     ========     ========

         The tax effects of temporary differences as of December 31 are as follows:

                                                       2000           1999
                                                  -------------------------
                                                          (in thousands)
Deferred tax assets:
 Reserves                                          $  15,484      $  13,469
 Compensation                                          7,334          7,068
 Postretirement benefits                              10,349         10,752
 Property                                              8,626         16,104
 Pension                                               2,906          3,164
 Net operating loss
  carryforwards                                        9,366          7,947
 Other                                                 1,320          1,339
                                                   ---------      ---------
Subtotal                                              55,385         59,843
 Valuation allowance                                  (1,832)        (1,247)
                                                   ---------      ---------
Total deferred tax assets                             53,553         58,596
                                                   ---------      ---------

Deferred tax liabilities:
 Property                                            127,906        131,873
 Pension                                              50,745         39,450
 Inventories                                           8,735          8,648
 Inventories                                           3,348          2,420
                                                   ---------      ---------
Total deferred tax liabilities                       190,734        182,391
                                                   ---------      ---------
Net deferred tax liabilities                       $ 137,181      $ 123,795
                                                   =========      =========

         A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision for the years ended December 31 follows:

                                          2000          1999          1998
                                      ------------------------------------
                                                   (in thousands)
Federal income tax
 provision at
 statutory rate                        $ 24,011      $ 22,803      $ 20,556
State income taxes,
 net of federal
 income tax benefit                       1,185         1,569           740
Tax effect of exempt
 earnings of foreign
 sales corporation                          (90)         (713)       (1,313)
Other                                      (503)           68         2,616
                                       --------      --------      --------
Actual income
 tax provision                         $ 24,603      $ 23,727      $ 22,599
                                       ========      ========      ========

         At December 31, 2000, the Company had net operating loss ("NOL") carryforwards for foreign and state income tax purposes of $38,128,000 and $16,478,000, respectively, which relate to foreign and state NOL deferred tax assets of $7,939,000 and $1,427,000, respectively. These foreign and state NOL carryforwards are available to offset future taxable income, if any. A valuation allowance of $1,832,000 has been recorded against these NOL deferred tax assets due to the uncertainty regarding the Company's ability to utilize the NOL carryforwards. The foreign NOL carryforwards do not expire, and the state NOL carryforwards expire between 2004 and 2020.

6   BORROWINGS

         Long-term debt at December 31 is summarized as follows:

                                                      2000           1999
                                                 -------------------------
                                                        (in thousands)
Revolving Credit Facility,
 due December 22, 2002                            $ 146,249      $ 145,545
6-7/8% Notes, due July 15,
 2007, interest payable
 semiannually                                       150,000        150,000
Other Notes, various                                  5,415          7,659
                                                  ---------      ---------
Total long-term debt                                301,664        303,204
Less current portion                                 (1,419)        (1,824)
                                                  ---------      ---------
Long-term debt, excluding
 current portion                                  $ 300,245      $ 301,380
                                                  =========      =========

         The aggregate maturities of long-term debt as of December 31, 2000 are as follows (in thousands):

2001                                                $   1,419
2002                                                  147,516
2003                                                    1,112
2004                                                      929
2005                                                      560
Thereafter                                            150,128
                                                    ---------
                                                    $ 301,664
                                                    =========

         The Company has $3,030,000 of letters of credit outstanding as of December 31, 2000. The Company bears the credit risk on this amount to the extent that it does not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under the Company's lines of credit.

         On July 22, 1997, the Company issued $150,000,000 principal amount of 6-7/8% Notes due July 15, 2007. Interest on the 6-7/8% Notes is payable semiannually on January 15 and July 15. The 6-7/8% Notes are redeemable, in whole or in part, at the option of the Company at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness of the Company. The net proceeds from the sale of the 6-7/8% Notes were used primarily to repay certain short-term unsecured debt and related interest.

7   INTEREST RATE SWAP AGREEMENTS

         In January 1998, the Company entered into two interest rate swap agreements, each having a total notional principal amount of DM 52,600,000 (approximately $25,000,000 as of December 31, 2000). One such agreement expired January 6, 2000. Under the remaining agreement, which expired January 2, 2001, the Company received a floating rate of the six-month DM London Interbank Offered Rate ("LIBOR") and paid a fixed rate of 4.45% for the term of the agreement. The six-month DM LIBOR applicable for the first and second half of 2000 was approxi-mately 3.60% and 5.01%, respectively. The Company recognized net interest expense of $85,000, $770,000 and $638,000 in 2000, 1999 and
         1998, respectively, related to these agreements.

         In January 1999, the Company entered into two additional interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $23,800,000 as of December 31, 2000). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Company receives a floating rate of the three- month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements. The Company recognized net interest income of $461,000 in 2000 and net interest expense of $167,000 in 1999 related to these agreements. As of December 31, 2000, the Company's proceeds from termination of these interest rate swap agreements would have been $1,273,000.

         The Company had other interest rate swap agreements outstanding, which do not have a material impact on the Company's consolidated financial statements. All of the Company's interest rate swap agreements convert a portion of the Company's borrowings from a floating rate to a fixed-rate basis. Although the Company can terminate any of its swap agreements at any time, the Company intends to hold all of its swap agreements until their respective maturities.

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

         RESTRICTED STOCK AWARDS During December 2000, December 1999 and December 1998, 81,780, 101,730 and 60,465 shares, respectively, of common stock were awarded under the 1992 Plan. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified time period. The shares awarded under the 1992 Plan are also subject to forfeiture if defined minimum earnings levels are not met. The Company may reduce the number of shares otherwise required to be delivered by an amount that would have a fair market value equal to the taxes withheld by the Company on delivery. The Company may also, at its sole discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be required to be delivered.

         The Company recognized expense of $936,000 in 2000, including $512,000 related to "Unusual Items" described in Note 3, expense of $262,000 in 1999 and income of $64,000 in 1998 related to these awards. The shares awarded under the 1992 Plan all cease to be subject to forfeiture by the end of 2004.

         PERFORMANCE SHARES On May 1, 1995, January 1, 1996, January 1, 1997 and January 1, 1998, the Company awarded, under the 1992 Plan, 59,620, 44,860, 40,060 and 45,740 shares, respectively, subject to certain conditions, to certain key employees to be issued in whole or in part depending on the Company's degree of success in achieving certain financial performance goals during defined four-year performance periods. The May 1, 1995 award was for the four-year performance period ended December 31, 1998. Based upon the financial performance levels achieved during the periods ended December 31, 1998, 1999 and 2000, 45,751, 27,668 and 16,492 shares, respectively, were earned for distribution. During February 1999, in lieu of delivering 45,751 shares of common stock, the Company elected to pay cash equal to the fair value of 34,311 shares as of December 31, 1998, and deliver 11,440 shares from treasury. During February 2000, in lieu of delivering 27,668 shares of common stock, the Company elected to pay cash equal to the fair value of 21,620 shares as of December 31, 1999, and deliver 6,048 shares from treasury. During February 2001, in lieu of delivering 16,492 shares of common stock, the Company elected to pay cash equal to the fair value of 13,003 shares as of December 31, 2000, and deliver 3,489 shares from treasury. The January 1, 1998 award is for the performance period ending December 31, 2001 and if earned will be distributed in 2002.

         The Company recognized income of $169,000 in 2000, expense of $357,000 in 1999 and income of $25,000 in 1998 related to these performance stock awards. The quoted market value per share of the shares granted during 1998, 1997, 1996 and 1995 was $18.38, $17.88, $17.16 and $17.81,
         respectively.

         NON-QUALIFIED STOCK OPTIONS The following summarizes the activity with respect to non-qualified options to purchase shares of common stock granted under the 1992 Plan during the years ended December 31, 2000, 1999 and 1998:

                                             2000                             1999                          1998
                                  -----------------------------------------------------------------------------------------------
                                                     Weighted                       Weighted                          Weighted
                                                      Average                        Average                           Average
                                    Shares        Exercise Price      Shares      Exercise Price     Shares        Exercise Price
                                  -----------------------------------------------------------------------------------------------
Outstanding at beginning
 of year                          3,293,215           $14.86        3,216,580          $15.32       1,621,165           $17.61
  Options granted                   636,600            12.90          467,850           13.28       1,659,115            13.19
  Options exercised                  (7,500)           12.34           (6,000)          12.40          (3,100)           15.44
  Options canceled                 (271,633)           15.37         (385,215)          16.82         (60,600)           18.03
                                  ---------                         ---------                       ---------
Outstanding at end of year        3,650,682            14.49        3,293,215           14.86       3,216,580            15.32
                                  =========                         =========                       =========
Exercisable at end of year        1,921,332            15.82        1,293,709           17.54       1,264,973            17.54

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                           Options Outstanding                             Options Exercisable
                            ----------------------------------------------------------------------------------------
                                 Number      Weighted Average       Weighted            Number           Weighted
Range of                    Outstanding as       Remaining           Average        Exercisable as       Average
Exercise Price                of 12/31/00    Contractual Life    Exercise Price       of 12/31/00     Exercise Price
--------------------------------------------------------------------------------------------------------------------
$10.78- $12.95                 1,922,140         8.4 years           $12.53             605,388           $12.35
$12.96- $18.78                 1,728,542         5.1 years            16.66           1,315,944            17.41
                              ----------                                             ----------
                               3,650,682         6.8 years            14.49           1,921,332            15.82
                              ==========                                             ==========

         An additional 364,153 options became exercisable January 1, 2001, at a weighted-average exercise price of $13.34. The weighted-average fair value of options granted during 2000, 1999 and 1998 was $2.60, $3.06, and $3.12, respectively, on the date of grant. The fair value of each option on the date of grant is estimated using the Black-Scholes option pricing model with expected lives of ten years and the following weighted-average assumptions:

                                  2000         1999         1998
                                  -------------------------------
Risk-free interest rate           5.61%        6.26%        4.98%
Expected dividend yield           7.61%        5.36%        4.44%
Expected volatility               42.0%        30.0%        28.6%

         Options typically become exercisable for 25% of the shares of common stock issuable on exercise thereof, beginning January 1 of the year following the date of grant, assuming six months has passed, with options for an additional 25% of such shares becoming exercisable on January 1 of each of the next three years. Options not exercisable in this format are exercisable in full either six months or one year from the date of grant. All options expire on the earlier of termination of employment or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant.

         The exercise price represents the average quoted market price of the Company's common stock on the date of grant, or the average quoted market prices of the Company's common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.

         PRO FORMA INFORMATION The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for the non-qualified stock options and for which compensation cost has been recognized for stock awards, as described in Note 1(I). Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and EPS for the years ended December 31, 2000, 1999 and 1998 would have been reduced to the following pro forma amounts:

                                                     2000           1999           1998
                                              -------------------------------------------
                                              (in thousands except per share information)
Net income:
  As reported                                  $   44,000     $   41,425     $   36,133
  Pro forma                                        42,656         39,960         35,554
EPS:
  Reported- basic and diluted                  $     1.04     $      .98     $      .86
  Pro forma- basic                                   1.01            .95            .85
  Pro forma- diluted                                 1.00            .94            .84

         EMPLOYEE STOCK PURCHASE PLANS Through 1998, under the Company's employee stock purchase plans, eligible hourly employees could acquire shares of the Company's common stock at its fair market value. Employees could contribute up to 10% of their compensation, as defined. For employee contributions up to 6% of their compensation, the Company would contribute, as specified in the plans, 15% of the employee's contribution.

         As of January 1999, benefits offered to eligible hourly employees under the Company's stock purchase plans were replaced with similar benefits under a 401(k) plan. See Note 9.

9   RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

         The Company has trusteed noncontributory defined benefit pension plans covering substantially all of its employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $25,927,000, $20,490,000 and $5,502,000 was recognized in 2000, 1999 and 1998, respectively. The pension income for 2000 and 1998 was after the impact of pre-tax charges of $2,182,000 and $8,486,000, respectively, related to the unusual items discussed in Note 3. The Company provides certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded; claims are paid as incurred.

         The following table sets forth the status of the Company's defined benefit pension plans and other post-retirement benefit plans at December 31, 2000 and 1999 (in thousands):

                                                         Pension Benefits               Other Benefits
                                                   ------------------------      ------------------------
                                                        2000           1999           2000           1999
                                                   ------------------------      ------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year            $ 241,563      $ 230,921      $  32,221      $  31,291
Service cost                                           5,254          4,877            806            741
Interest cost                                         16,016         15,977          2,140          2,153
Plan amendments                                        1,281           --             --             --
Actuarial (gain) loss                                 (5,451)         3,904          7,243            456
Benefits paid                                        (14,822)       (14,116)        (4,119)        (2,420)
Unusual item (Note 3)                                  2,182           --             --             --
                                                   ---------      ---------      ---------      ---------
Benefit obligation at end of year                  $ 246,023      $ 241,563      $  38,291      $  32,221
                                                   =========      =========      =========      =========

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year     $ 564,271      $ 504,185      $    --        $    --
Actual return on plan assets                           5,774         72,677           --             --
Employer contributions                                 2,687          1,525          4,119          2,420
Benefits paid                                        (14,822)       (14,116)        (4,119)        (2,420)
                                                   ---------      ---------      ---------      ---------
Fair value of plan assets at end of year           $ 557,910      $ 564,271      $    --        $    --
                                                   =========      =========      =========      =========

RECONCILIATION OF THE FUNDED STATUS:
Funded status                                      $ 311,887      $ 322,708      $ (38,291)     $ (32,221)
Unrecognized transition asset                         (5,753)        (7,477)          --             --
Unrecognized prior service cost                       19,148         19,695         (1,422)        (1,634)
Unrecognized (gain) loss                            (200,500)      (239,733)        13,193          6,297
                                                   ---------      ---------      ---------      ---------
Net amount recognized                              $ 124,782      $  95,193      $ (26,520)     $ (27,558)
                                                   =========      =========      =========      =========

AMOUNTS RECOGNIZED ON THE CONSOLIDATED
   BALANCE SHEETS CONSIST OF:
Prepaid benefit cost                               $ 158,152      $ 125,603      $    --        $    --
Accrued benefit liability                            (33,370)       (30,410)       (26,520)       (27,558)
                                                   ---------      ---------      ---------      ---------
Prepaid (accrued) benefit cost                     $ 124,782      $  95,193      $ (26,520)     $ (27,558)
                                                   =========      =========      =========      =========

         The net prepaid pension cost is included in "Other assets", and accrued postretirement benefit costs are principally included in "Other long-term liabilities" on the Consolidated Balance Sheets at December 31, 2000 and 1999.

         Net periodic benefit (income) cost includes the following components (in thousands):

                                                         Pension Benefits                           Other Benefits
                                             ------------------------------------      ------------------------------------
                                                 2000          1999          1998          2000          1999          1998
                                             ------------------------------------      ------------------------------------
Service cost                                 $  5,254      $  4,877      $  4,838      $    806      $    741      $    728
Interest cost                                  16,016        15,977        14,355         2,140         2,153         2,005
Expected return on plan assets                (42,350)      (35,735)      (29,607)         --            --            --
Amortization of transition asset               (1,724)       (1,724)       (1,724)         --            --            --
Amortization of prior service cost              1,829         1,746         1,333          (212)         (212)         (175)
Recognized actuarial (gain) loss               (7,134)       (5,631)       (3,183)          280           351           123
                                             --------      --------      --------      --------      --------      --------
Net periodic benefit (income) cost            (28,109)      (20,490)      (13,988)        3,014         3,033         2,681
Unusual item (Note 3)                           2,182          --           8,486          --            --           1,294
                                             --------      --------      --------      --------      --------      --------
Total net periodic benefit (income) cost     $(25,927)     $(20,490)     $ (5,502)     $  3,014      $  3,033      $  3,975
                                             ========      ========      ========      ========      ========      ========

         The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $23,271,000, $20,708,000 and $0, respectively, as of December 31, 2000 and $20,602,000, $18,972,000 and $0, respectively, as of December 31, 1999.

         The assumptions used in computing the information above were as follows:

                                                             Pension Benefits         Other Benefits
                                                          ---------------------     ---------------------
                                                          2000      1999 & 1998     2000      1999 & 1998
                                                          ---------------------     ---------------------
Discount rate- benefit expense                            7.0%          7.5%        7.0%         7.5%
Expected long-term rate of return on plan assets          9.0%          9.0%         --           --
Discount rate- benefit obligation                         7.0%          7.0%        7.0%         7.0%
Future compensation growth rate                           3.5%          3.5%         --           --

         For measurement purposes, a 6% and 5.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999 and 2000, respectively. The rate is assumed to remain level at 5.5% going forward.

         A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                              2000                              1999
                                               --------------------------------     ----------------------------
                                               1% Increase          1% Decrease     1% Increase      1% Decrease
                                               --------------------------------     ----------------------------
                                                                           (in thousands)
Effect on postretirement benefit obligation       $2,793              $(2,429)         $2,295          $(1,999)
Effect on total of service and interest
  cost components                                    273                 (233)            266             (226)

         The Company maintains 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. The Company will match a portion of the employee's contribution, subject to certain limitations, in the form of shares of the Company's common stock into the Company stock fund maintained under the 401(k) plans. During 2000, 1999 and 1998, the Company contributed shares of its common stock valued at $1,681,000, $1,626,000, and $1,541,000, respectively, to these 401(k)
         plans.

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

         On September 7, 2000, the Pennsylvania Department of Environmental Protection ("DEP") issued to the Company a renewed wastewater discharge permit for the Spring Grove mill with an effective date of October 1, 2000. The renewed permit calls for reductions in the mill's discharge of color that the Company believes cannot be achieved at this time without a curtailment of operations. On September 7, 2000, DEP also issued to the Company an administrative order calling for achievement of the limitations in the permit on a schedule extending until 2007. Both the permit and the order contemplate adoption of an alternative limitation on color which would be less stringent. The Company expects to be able to meet the alternative limitation without a curtailment of operations under the schedule set forth in the order. Under the schedule set forth in the permit, however, the Company may not be able to meet the alternative limitation without a curtailment of operations. The Company has appealed the permit and the order to the Pennsylvania Environmental Hearing Board. After an evidentiary hearing, the Board granted a stay of the permit limitation during the pendency of the appeal. The Board did not grant a stay of the alternative limitation because it is not yet in effect, and will not come into effect until a change in the Pennsylvania Water Quality Standard for color is approved; in this case, "approval" includes an approval by EPA. The Pennsylvania Public Interest Research Group and several other parties (collectively "Penn PIRG") have appealed the alternative limitation and have also intervened in the Company's appeal of the permit. The
         Company is engaged in settlement discussions with Penn PIRG and DEP, but also continues to litigate all appeals vigorously.

         In June 1999, Penn PIRG brought a citizen suit under the Federal Clean Water Act and Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove mill's discharge of color, civil penalties and costs of litigation. On February 7, 2001, the United States District Court granted partial summary judgment on liability to plaintiffs as to certain claims and granted summary judgment to the Company on others. The court has not scheduled further proceedings with respect to any remedy until after it resolves the Company's pending motion for reconsideration.

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

         For all but one of the modifications cited by EPA, the Company applied for and obtained from DEP the preconstruction permits which the Company concluded were required by applicable law. EPA reviewed those applications before the permits were issued. DEP's NOV pertained only to the modification for which the Company did not receive a preconstruction permit. The Company conducted an evaluation at the time of this modification, and determined that the preconstruction permit cited by EPA and DEP was not required. The Company has been informed that EPA and DEP will seek substantial emissions reductions, as well as civil penalties, to which the Company believes it has meritorious defenses. Nevertheless, the Company is unable to predict the ultimate outcome of these matters or the costs involved.

         The Company faces a set of related threatened claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the Fox River below Lake Winnebago and in Green Bay, downstream of the Company's Neenah mill. As described below, various sovereigns have for-mally notified seven parties ("PRPs"), of which the Company is one, that they are potentially responsible for investigation, cleanup and natural resource damages arising from this contamination under the federal Comprehensive Environmental Response, Compensation and Liability Act and other laws.

         The Wisconsin Department of Natural Resources ("DNR") notified the Company and other PRPs informally in 1990 that it wished to pursue cleanup of certain sediments in the Fox River under state law. DNR subsequently asserted claims under federal law as well for cleanup and for natural resource damages. Since 1998, DNR has been performing a remedial investigation and feasibility study ("RI/FS") of the Fox River and Green Bay under contract to the EPA. In February 1999, DNR issued a draft RI/FS report estimating the costs of potential remedies for the Fox River at between $0 and $721,000,000, but did not select a preferred remedy. The Company does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal by dredging. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs.
         Under ordinary procedures, the final RI/FS report will be issued along with a proposed remedial action plan ("PRAP"). EPA will consider comments on the PRAP and then will select a remedy for the site. EPA and DNR have stated publicly that the RI/FS would be issued in 2000. The expected date of issuance was subsequently delayed to the spring of 2001 and has now been further delayed.

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

         In January 1997, DNR, the Wisconsin Department of Justice ("WDOJ"), and the seven PRPs entered into an agreement to conduct a cooperative natural resource damages assessment ("NRDA"). While that NRDA has not been completed, based upon work conducted to date, DNR and WDOJ have proposed to enter into a settlement with another PRP of its share of the natural resource damages liability. The proposed settlement does not state explicitly the total amount of natural resource damages, but it calls for such other PRP to spend $7,000,000 on resource restoration projects.

         The United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes and the Michigan Attorney General claim to be trustees for natural resources injured by the PCBs in the Fox River and Green Bay. In June 1994, FWS notified the Company and other PRPs that it considered them potentially responsible for natural resource damages. The federal, tribal, and Michigan agencies claiming to be trustees have proceeded with the preparation of an NRDA separate from the work performed by DNR. While the final report of assessment will be delayed until after selection of a remedy for the site, on October 25, 2000, the federal trustees released a restoration and compensation determination plan ("RCDP") that estimates natural resource damages for the site at between $176,000,000 and $333,000,000.

         The Company is seeking settlement with the Wisconsin agencies and with EPA for all of its liabilities for response actions and natural resource damages associated with the site. The Company believes that the federal, tribal, and Michigan natural resource damages claims are without merit, and that the federal NRDA is technically and procedurally flawed. The Company further maintains that its share of any liability as among the seven identified PRPs is much less than one-seventh and that additional responsible parties exist other than the seven identified by the governments.

         The Company currently is unable to predict the ultimate costs to the Company related to this matter, because the Company cannot predict which remedy will be selected for the site or the ultimate amount of natural resource damages nor can the Company predict its share of these costs or damages.

         The Company continues to believe it is likely that this matter will result in litigation; however, the Company believes it will be able to persuade a court that removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Company will be successful in arguing that removal of PCB-contaminated sediments is inappropriate or that it would prevail in any resulting litigation.

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

         The Company's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term, material adverse impact on the Company. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Company's consolidated financial condition, liquidity or results of operations or result in a default under the Company's loan covenants. Moreover, there can be no assurance that the Company's reserves will be adequate to provide for future obligations related to these matters, that the Company's share of costs and/or damages for these matters will not exceed its available resources or that such obligations will not have a long-term, material adverse effect on the Company's consolidated financial condition, liquidity or results of operations.

         During 2000, 1999 and 1998, the Company expended approximately $2,600,000, $2,600,000 and $4,900,000, respectively, on environmental capital projects. The Company estimates that projects requiring total expenditures of $8,900,000 and $22,300,000 for environmental-related capital will be initiated in 2001 and 2002, respectively. During 2000, 1999 and 1998, the Company incurred approximately $16,700,000,

         $15,800,000, and $17,700,000, respectively, in operating costs related to complying with environmental laws and regulations.

         The Company is also involved in other lawsuits. Although the ultimate outcome of these lawsuits cannot be predicted with certainty, the Company's management, after consultation with legal counsel, does not expect that such lawsuits will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

11  OTHER SALES AND GEOGRAPHIC INFORMATION

         The Company sells a significant portion of its specialized printing papers through wholesale paper merchants. No individual customer accounted for 10% or more of the Company's net sales in 2000, 1999 or 1998. The Company's 2000, 1999 and 1998 net sales to external customers and location of net plant, equipment and timberlands as of December 31, 2000, 1999 and 1998 are summarized below. Net sales are attributed to countries based upon origin of shipment.

                           2000                             1999                                     1998
                 --------------------------------------------------------------------------------------------------------
                                    Plant,                             Plant,                                  Plant,
                                Equipment and                      Equipment and                           Equipment and
                 Net Sales     Timberlands-Net     Net Sales      Timberlands-Net         Net Sales       Timberlands-Net
                 -----------------------------    -------------------------------        --------------------------------
United States     $567,520        $432,499        $543,436(a)         $445,376           $551,988(a)         $464,384
Germany            121,352         103,286         128,969(a)          118,053            133,683(a)          141,743
Other foreign
  countries         35,848          16,983          33,086(a)           18,784             41,641(a)           22,029
                  --------        --------        --------            --------           --------            --------
  Total           $724,720        $552,768        $705,491(a)         $582,213           $727,312(a)         $628,156
                  ========        ========        ========            ========           ========            ========

         Net sales information by the Company's product groups for the years ending December 31 follows:

                                             2000                                1999                           1998
                                -----------------------------------------------------------------------------------------
                                                                          (in thousands)
Specialized Printing Papers     $391,087               54%          $341,990(a)         48%         $365,411(a)       50%
Engineered Papers
  (including tobacco papers)     333,633               46%           363,501(a)         52%          361,901(a)       50%
                                --------              ---           --------           ---          --------         ---
  Total                         $724,720              100%          $705,491(a)        100%         $727,312(a)      100%
                                ========              ===           ========           ===          ========         ===

         (a)      Reflects reclassification of shipping and handling costs. See
                  Note 1(p).

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
MANAGEMENT'S RESPONSIBILITY REPORT

         The management of P. H. Glatfelter Company has prepared and is responsible for the Company's consolidated financial statements and other corroborating information contained herein. Management bears responsibility for the integrity of these statements which have been prepared in accordance with accounting principles generally accepted in the United States of America and include management's best judgments and estimates. All information in this annual report consistently reflects the data contained in the consolidated financial statements.

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

         The Audit Committee of the Board of Directors, consisting exclusively of directors who are not Company employees, provides oversight of financial reporting. The Company's internal audit department and independent auditors meet with the Audit Committee on a periodic basis to discuss financial reporting, audit and internal control issues and have completely free access to the Audit Committee.


         /S/ George H. Glatfelter, II
         ------------------------------------
         George H. Glatfelter II
         Chairman and Chief Executive Officer


         /s/ C. Matthew Smith
         ------------------------------------
         C. Matthew Smith
         Chief Financial Officer



INDEPENDENT AUDITORS' REPORT

         P. H. Glatfelter Company,
         Its Shareholders and Directors:

         We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         /s/ Deloitte & Touche LLP

         Deloitte & Touche LLP
         Philadelphia, Pennsylvania
         February 2, 2001

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL INFORMATION


QUARTERLY FINANCIAL DATA

                           Net Sales                  Gross Profit                Net Income                Basic and Diluted
                         In Thousands                 In Thousands                In Thousands              Earnings Per Share
                 ---------------------------     ---------------------     ------------------------      ----------------------
                    2000            1999            2000         1999         2000            1999         2000            1999
                 --------------------------------------------------------------------------------------------------------------
First            $187,658(a)     $171,732(a)     $ 33,507     $ 27,683     $ 10,644(b)     $  8,140      $   .25(b)      $ .19
Second            184,397(a)      173,275(a)       39,844       34,456       14,038          12,543          .33           .30
Third             178,042(a)      176,295(a)       25,777       24,074        7,179           6,400          .17           .15
Fourth            174,623         184,189(a)       34,391       38,373       12,139          14,342          .29           .34
                 --------        --------        --------     --------     --------        --------      -------         -----
Total            $724,720        $705,491(a)     $133,519     $124,586     $ 44,000(b)     $ 41,425      $  1.04(b)      $ .98
                 ========        ========        ========     ========     ========        ========      =======         =====

(a) Reflects reclassification of prior-period shipping and handling costs from net sales to cost of products sold in accordance with recent accounting pronouncements.

(b) After impact of an after-tax restructuring charge (unusual item) of $2,120,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.


               Not Applicable.

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.

               (a) Directors. The information with respect to directors required under this Item is incorporated herein by reference to pages 3, 4 and 21 of the Registrant's Proxy Statement, dated March 19, 2001.


               (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this Item is set forth in
Part I of this report.


Item 11.       Item 11. Executive Compensation.


               The information required under this Item is incorporated herein by reference to pages 7 through 17 of the Registrant's Proxy Statement, dated March 19, 2001.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

               The information required under this Item is incorporated herein by reference to pages 18 through 20 of the Registrant's Proxy Statement, dated March 19, 2001.


Item 13.       Certain Relationships and Related Transactions.

               The information required under this Item is incorporated herein by reference to page 17 of the Registrant's Proxy Statement, dated March 19, 2001.


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

               (a)    1.     A.     The following Consolidated Financial
Statements of the Registrant are included in Part II, Item 8:

                      Consolidated Statements of Income and Comprehensive Income
                        for the Years Ended December 31, 2000, 1999 and 1998
                      Consolidated Balance Sheets, December 31, 2000 and 1999
                      Consolidated Statements of Shareholders' Equity for the
                        Years Ended December 31, 2000, 1999 and 1998
                      Consolidated Statements of Cash Flows for the Years Ended
                        December 31, 2000, 1999 and 1998
                      Notes to Consolidated Financial Statements for the Years
                        Ended December 31, 2000, 1999 and 1998

                             B.     Supplemental Financial Information for each
of the two years in the period ended December 31, 2000 is included in Part II,
Item 8.

                      2. Financial Statement Schedules (Consolidated) are included in Part IV:

                      For Each of the Three Years in the Period Ended December 31, 2000:

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

                      3. Executive Compensation Plans and Arrangements: see Exhibits 10(a) through 10(j), described below.

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

(3)(c)         By-Laws as amended through March 14, 2001.

4(a) Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

4(b)           Registration Rights Agreement, dated as of July 22, 1997, among
               P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000.

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

(10)(g)        P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive
                Plan, as amended December 20, 2000.

(10)(h) P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998 (incorporated by reference to Exhibit 10(h) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(i)        Change in Control Employment Agreement by and between P. H.
               Glatfelter Company and George H. Glatfelter II, dated as of December 31, 2000.

(10)(j)        Change in Control Employment Agreement by and between P. H.
               Glatfelter Company and Robert P. Newcomer, dated as of December 31, 2000 (along with a Schedule of Change in Control Employment Agreements by and between P. H. Glatfelter Company and other employees which have not been filed as exhibits to this Form 10-K).

(10)(k) Loan Agreement, dated February 24, 1997, between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(l) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P.
               H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin (incorporated by reference to Exhibit (10)(i) of

               Registrant's Form 10-K for the year ended December 31, 1996).

(10)(m)        Credit Agreement, dated as of December 22, 1997, among P. H.
               Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents (incorporated by reference to Exhibit (10)(j) of Registrant's Form 10-K for the year ended December 31, 1997).

(21)           Subsidiaries of the Registrant

(23)           Consent of Independent Auditors

               (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   P. H. GLATFELTER COMPANY
                                                   (Registrant)
March 19, 2001
                                                   By /s/ G. H. Glatfelter II
                                                      -----------------------
                                                      G. H. Glatfelter II
                                                      Chairman and
                                                      Chief Executive Officer

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


     Date                 Signature                      Capacity
     ----                 ---------                      --------



March 19, 2001       /s/ G. H. Glatfelter II        Principal Executive Officer
                     -----------------------        and Director
                     G. H. Glatfelter II



March 19, 2001       /s/ C. M. Smith                Principal Financial Officer
                     -----------------------
                     C. M. Smith

March 19, 2001       /s/ T. D. D'Orazio             Principal Accounting Officer
                     -----------------------
                     T. D. D'Orazio


March 19, 2001       /s/ R. E. Chappell             Director
                     -----------------------
                     R. E. Chappell



March 19, 2001       /s/ N. DeBenedictis            Director
                     -----------------------
                     N. DeBenedictis

March 19, 2001       /s/ P. G. Foulkrod             Director
                     -----------------------
                     P. G. Foulkrod



March 19, 2001       /s/ G. H. Glatfelter           Director
                     -----------------------
                     G. H. Glatfelter



March 19, 2001       /s/ R. S. Hillas               Director
                     -----------------------
                     R. S. Hillas



March 19, 2001       /s/ M. A. Johnson II           Director
                     -----------------------
                     M. A. Johnson II



March 19, 2001       /s/ R. J. Naples               Director
                     -----------------------
                     R. J. Naples




March 19, 2001       /s/ R. P. Newcomer             Director
                     -----------------------
                     R. P. Newcomer



March 19, 2001       /s/ P. R. Roedel               Director
                     -----------------------
                     P. R. Roedel




March 19, 2001       /s/ J. M. Sanzo                Director
                     -----------------------
                     J. M. Sanzo



March 19, 2001       /s/ R. L. Smoot                Director
                     -----------------------
                     R. L. Smoot

                                                                     SCHEDULE II
P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000
-----------------------------------------------------------------
VALUATION AND QUALIFYING ACCOUNTS
Amounts in Thousands


                                                                              Allowances for
------------------------------------------------------------------------------------------------------------------------------------
                                                   Doubtful Accounts                             Sales Discounts & Deductions
                                      ----------------------------------------------------------------------------------------------
                                         2000             1999             1998             2000             1999             1998
Balance, beginning of year            $  1,227         $  1,532         $  1,973         $  2,152         $  2,135         $    542

Other(1)                                    --               --              325               --               --            1,126

Provision                                  809              111               90           17,845           15,076           14,995


Write-offs, recoveries and
discounts allowed                         (521)            (416)            (856)         (18,928)         (15,059)         (14,528)
                                      --------         --------         --------         --------         --------         --------

Balance,
End of year                           $  1,515         $  1,227         $  1,532         $  1,069         $  2,152         $  2,135
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

(3)(c)         By-Laws as amended through March 14, 2001.

(4)(a) Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.1 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(4)(b)         Registration Rights Agreement, dated as of July 22, 1997, among
               P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8% Notes due 2007 (incorporated by reference to Exhibit 4.3 to the Registrant's Form S-4 Registration Statement, Reg. No. 333-36395).

(9) P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001.

(10)(b) P. H. Glatfelter Company 1988 Restricted Common Stock Award Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of Registrant's Form 10-K for the year ended December 31, 1992).

(10)(c) P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000.

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

(10)(g) P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000.

(10)(h) P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998 (incorporated by reference to Exhibit 10(h) of Registrant's Form 10-K for the year ended December 31, 1998).

(10)(i)        Change in Control Employment Agreement by and between P. H.
               Glatfelter Company and George H. Glatfelter II, dated as of December 31, 2000.

(10)(j)        Change in Control Employment Agreement by and between P. H.
               Glatfelter Company and Robert P. Newcomer, dated as of December 31, 2000 (along with a Schedule of Change in Control Employment Agreements by and between P. H. Glatfelter Company and other employees which have not been filed as exhibits to this Form 10-K).

(10)(k) Loan Agreement, dated February 24, 1997, between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender (incorporated by reference to Exhibit (10)(h) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(l) Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P.
               H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin (incorporated by reference to Exhibit (10)(i) of Registrant's Form 10-K for the year ended December 31, 1996).

(10)(m)        Credit Agreement, dated as of December 22, 1997, among P. H.
               Glatfelter Company, various subsidiary borrowers, Bankers Trust Company, as Agent, and various lending institutions with Deutsche Bank AG, as Documentation Agent, PNC Bank, National Association, as Syndication Agent, and First National Bank of Maryland and Wachovia Bank, N.A., as Managing Agents (incorporated by reference to Exhibit (10)(j) of Registrant's Form 10-K for the year ended December 31, 1997).

(21)           Subsidiaries of the Registrant

(23)           Consent of Independent Auditors