Form 10-Q
period 2001-03-31
GLATFELTER P H CO
filed 2001-05-15
CIK 41719

                                   UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

()              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ------------------------

                           Commission File No. 1-3560

                            P. H. GLATFELTER COMPANY
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Pennsylvania                                   23-0628360
--------------------------------------------------------------------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)


   96 South George Street, Suite 500, York, Pennsylvania           17401
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

      Shares of Common Stock outstanding at April 30, 2001 were 42,462,113.

                            P. H. GLATFELTER COMPANY

                                      INDEX


Part I - Financial Information

Financial Statements:


      Condensed Consolidated Statements of Income -

                Three Months Ended March 31, 2001 and 2000 (Unaudited)......   3


      Condensed Consolidated Balance Sheets - March 31, 2001

                (Unaudited) and December 31, 2000...........................   4


      Condensed Consolidated Statements of Cash Flows - Three

                Months Ended March 31, 2001 and 2000 (Unaudited)............   5


      Notes to Condensed Consolidated Financial Statements

                (Unaudited).................................................   6


Independent Accountants' Report.............................................  12


Management's Discussion and Analysis of Financial Condition

      and Results of Operations.............................................  13


Quantitative and Qualitative Disclosures About Market Risk..................  18


Part II - Other Information.................................................  18


Signature...................................................................  20


Index of Exhibits...........................................................  21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                     Three Months Ended
                                                 3/31/01           3/31/00
                                               -----------       -----------
Revenues:
      Net sales                                $   185,646       $   187,658

      Other income - net:
         Energy sales - net                          2,312             2,466
         Interest on investments
             and other - net                         1,378             1,288
         Gain from property
             dispositions, etc. - net                  500               308
                                               -----------       -----------
                                                     4,190             4,062

                 Total revenues                    189,836           191,720

Cost and expenses:
      Cost of products sold                        145,921           154,151
      Selling, general and
         administrative expenses                    15,500            13,103
      Interest on debt                               4,442             4,380
      Unusual item                                      --             3,336
                                               -----------       -----------
                                                   165,863           174,970

Income before income taxes                          23,973            16,750

Income tax provision:
      Current                                        6,274             4,490
      Deferred                                       2,335             1,616
                                               -----------       -----------
         Total                                       8,609             6,106

Net income                                     $    15,364       $    10,644
                                               ===========       ===========

Basic and diluted earnings per share           $      0.36       $      0.25
                                               ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   3/31/01
                                                                                 (unaudited)            12/31/00
                                                                                -------------         -------------
                                     ASSETS

Current assets:
       Cash and cash equivalents                                                $      89,142         $     110,552
       Accounts receivable - net                                                       85,027                72,231
       Inventories
          Raw materials                                                                25,662                27,789
          In-process and finished                                                      44,364                43,819
          Supplies                                                                     29,890                29,686
                                                                                -------------         -------------
              Total inventories                                                        99,916               101,294

       Prepaid expenses and other current assets                                        3,046                 2,547
                                                                                -------------         -------------
                  Total current assets                                                277,131               286,624

Plant, equipment and timberlands - net                                                544,475               552,768

Other assets                                                                          180,753               173,799
                                                                                -------------         -------------
                      Total assets                                              $   1,002,359         $   1,013,191
                                                                                =============         =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                                        $       1,345         $       1,419
       Short-term debt                                                                  2,499                 5,158
       Accounts payable                                                                37,108                45,869
       Dividends payable                                                                7,428                 7,430
       Income taxes payable                                                            12,032                 7,328
       Accrued compensation and other expenses
          and deferred income taxes                                                    43,804                51,980
                                                                                -------------         -------------
                  Total current liabilities                                           104,216               119,184

Long-term debt                                                                        291,787               300,245

Deferred income taxes                                                                 157,788               155,360

Other long-term liabilities                                                            66,113                65,699
                                                                                -------------         -------------
                  Total liabilities                                                   619,904               640,488
                                                                                -------------         -------------

Commitments and contingencies

Shareholders' equity:
       Common stock                                                                       544                   544
       Capital in excess of par value                                                  41,525                41,669
       Retained earnings                                                              519,289               511,019
       Accumulated other comprehensive income                                          (2,048)               (2,843)
                                                                                -------------         -------------
          Total                                                                       559,310               550,389

       Less cost of common stock in treasury                                         (176,855)             (177,686)
                                                                                -------------         -------------

                  Total shareholders' equity                                          382,455               372,703
                                                                                -------------         -------------

                      Total liabilities and
                          shareholders' equity                                  $   1,002,359         $   1,013,191
                                                                                =============         =============

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                                Three Months Ended
                                                                            3/31/01             3/31/00
                                                                          -----------         -----------
Cash flows from operating activities:
      Net income                                                          $    15,364         $    10,644
      Items included in net income not using cash:
         Depreciation, depletion and amortization                              11,840              11,820
         Loss on disposition of fixed assets                                       --                  98
         Expense related to 401(k) plans                                          747                 481
      Change in assets and liabilities:
         Accounts receivable                                                  (14,409)            (14,406)
         Inventories                                                              151               4,932
         Other assets and prepaid expenses                                     (7,695)             (5,471)
         Accounts payable, accrued compensation and
             other expenses, deferred income taxes
             and other long-term liabilities                                  (14,327)             (7,217)
         Income taxes payable                                                   4,197               4,431
         Deferred income taxes - noncurrent                                     2,488               2,791
                                                                          -----------         -----------
Net cash provided by (used in) operating activities                            (1,644)              8,103
                                                                          -----------         -----------

Cash flows from investing activities:
      Proceeds from disposal of fixed assets                                       16                  40
      Additions to plant, equipment and timberlands                            (9,468)             (3,429)
                                                                          -----------         -----------
Net cash used in investing activities                                          (9,452)             (3,389)
                                                                          -----------         -----------

Cash flows from financing activities:
      Net payment of debt                                                      (2,797)               (638)
      Dividends paid                                                           (7,418)             (7,393)
                                                                          -----------         -----------
Net cash used in financing activities                                         (10,215)             (8,031)
                                                                          -----------         -----------

Effect of exchange rate changes on cash                                           (99)                  1
                                                                          -----------         -----------

Net decrease in cash and cash equivalents                                     (21,410)             (3,316)

Cash and cash equivalents:
      At beginning of year                                                    110,552              76,035
                                                                          -----------         -----------
      At end of period                                                    $    89,142         $    72,719
                                                                          ===========         ===========

Supplemental disclosure of cash flow information:
Cash paid for:
      Interest                                                            $     6,941         $     7,168
      Income taxes                                                                383                 265

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

                                                                      Three Months Ended
                                                                           March 31
                                                                ------------------------------
                                                                   2001                2000
                                                                ----------          ----------
                                                                  Shares              Shares
                                                                ----------          ----------
                Basic EPS factors                                   42,418              42,267
                Effect of potentially dilutive
                      employee incentive plans:
                          Restricted stock awards                      130                  62
                          Performance stock awards                      29                  39
                                                                ----------          ----------

                Diluted EPS factors                                 42,577              42,368
                                                                ==========          ==========

                Net income                                      $   15,364          $   10,644

                Basic and diluted EPS                           $     0.36          $     0.25

         Basic and diluted EPS of $.25 for the three months ended March 31, 2000, as presented on the Condensed Consolidated Statement of Income, reflects the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share (see Note 2).


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

         During the first quarter of 2000, the Registrant finalized its plan of restructuring and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction has been completed and has resulted in the reduction of approximately 220 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. The Registrant accrued and charged to expense $3,336,000 ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of March 31, 2001 was $795,000.

3.       RECENT ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

         On January 1, 2001, the Registrant adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments and measurements to use hedge accounting. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

         The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. Due to its limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

         During the fourth quarter of 2000, the Registrant adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling costs that the Registrant had previously recorded as a deduction in determining net sales have been reclassified to cost of products sold. As a result of adopting EITF 00-10, the Registrant has reclassified such shipping and handling costs on its Condensed Consolidated Statement of Income for the three months ended March 31, 2000 to reflect comparable reporting.


4.       INTEREST RATE SWAP AGREEMENTS

         In January 1999, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $22,500,000 as of March 31, 2001). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM London Interbank Offered Rate ("LIBOR") plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

         The Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating-rate to a fixed-rate basis. Although the Registrant can terminate its swap agreements at any time, the Registrant intends to hold its swap agreements until maturity.


5.       COMPREHENSIVE INCOME

         Comprehensive income was $16,159,000 and $10,182,000 for the first three months of 2001 and 2000, respectively. Comprehensive income includes the effects of changes in (1) certain currency exchange rates relative to the

         U.S. dollar and (2) the fair value of derivative instruments held by the Registrant (see Note 3).


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

         On September 7, 2000, the Pennsylvania Department of Environmental Protection ("DEP") issued to the Registrant a renewed wastewater discharge permit for the Spring Grove mill with an effective date of October 1, 2000. The renewed permit calls for reductions in the mill's discharge of color that the Registrant believes cannot be achieved at this time without a curtailment of operations. On September 7, 2000, DEP also issued to the Registrant an administrative order calling for achievement of the limitations in the permit on a schedule extending until 2007. Both the permit and the order contemplate adoption of an alternative limitation on color which would be less stringent. The Registrant expects to be able to meet the alternative limitation without a curtailment of operations under the schedule set forth in the order. Under the schedule set forth in the permit, however, the Registrant may not be able to meet the alternative limitation without a curtailment of operations. The Registrant has appealed the permit and the order to the Pennsylvania Environmental Hearing Board. After an evidentiary hearing, the Board granted a stay of the permit limitation during the pendency of the appeal. The Board did not grant a stay of the alternative limitation because it is not yet in effect, and will not come into effect until a change in the Pennsylvania Water Quality Standard for color is approved; in this case, "approval" includes an approval by EPA. The Pennsylvania Public Interest Research Group and several other parties (collectively "Penn PIRG") have appealed the alternative limitation and have also intervened in the Registrant's appeal of the permit. The Registrant is engaged in settlement discussions with Penn PIRG and DEP, but also continues to litigate all appeals vigorously.

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

         For all but one of the modifications cited by EPA, the Registrant applied for and obtained from DEP the preconstruction permits which the Registrant concluded were required by applicable law. EPA reviewed those applications before the permits were issued. DEP's NOV pertained only to the modification for which the Registrant did not receive a preconstruction permit. The Registrant conducted an evaluation at the time of this modification, and determined that the preconstruction permit cited by EPA and DEP was not required. The Registrant has been informed that EPA and DEP will seek substantial emissions reductions, as well as civil penalties, to which the Registrant believes it has meritorious defenses. Nevertheless, the Registrant is unable to predict the ultimate outcome of these matters or the costs involved.

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

         The Wisconsin Department of Natural Resources ("DNR") notified the Registrant and other PRPs informally in 1990 that it wished to pursue cleanup of certain sediments in the Fox River under state law. DNR subsequently asserted claims under federal law as well for cleanup and for natural resource damages. Since 1998, DNR has been performing a remedial investigation and feasibility study ("RI/FS") of the Fox River and Green Bay under contract to the EPA. In February 1999, DNR issued a draft RI/FS report estimating the costs of potential remedies for the Fox River at between $0 and $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal by dredging. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. Under ordinary procedures, the final RI/FS report will be issued along with a proposed remedial action plan ("PRAP"). EPA will consider comments on the PRAP and then will select a remedy for the site. EPA and DNR had stated publicly that the RI/FS would be issued in 2000. The expected date of issuance was subsequently delayed to the spring of 2001 and has now been further delayed.

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

         The Registrant is seeking settlement with the Wisconsin agencies and with EPA for all of its liabilities for response actions and natural resource damages associated with the site. The Registrant believes that the federal, tribal and Michigan natural resource damages claims are without merit, and that the federal NRDA is technically and procedurally flawed. The Registrant further maintains that its share of any liability as among the seven identified PRPs is much less than one-seventh and that additional responsible parties exist other than the seven identified by the governments.

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


7.       SUBSEQUENT EVENT

         On May 1, 2001, the Registrant granted to each non-employee member of its Board of Directors options to purchase 1,500 shares of common stock for a total of 12,000 options granted. Such options become exercisable on May 1, 2002 at an exercise price of $14.44, which represents the average quoted market price of the Registrant's common stock on the date of grant, and expire on April 30, 2011.


8.       DISCLOSURE STATEMENT

         In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

                         INDEPENDENT ACCOUNTANTS' REPORT



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 2001 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of P.
H. Glatfelter Company and subsidiaries as of December 31, 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 2, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 3 to the condensed consolidated financial statements, the Company changed its method of accounting for derivative financial instruments as of January 1, 2001.



Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 17, 2001, except for Note 7 as to
which the date is May 1, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.


RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                                      Three Months Ended
                                                    March 31, 2001 and 2000
                                                -------------------------------
                                                      Increase (Decrease)
                                                    (dollars in thousands)
Net sales                                       $(2,012)                 (1.1)%
Other income - net                                   128                   3.2%
Cost of products sold                            (8,230)                 (5.3)%
Selling, general and
      administrative expenses                      2,397                  18.3%
Interest on debt                                      62                   1.4%
Income tax provision                               2,503                  41.0%
Net income                                         4,720                  44.3%


Net Sales

Net sales decreased $2,012,000, or 1.1%, for the first quarter of 2001 compared to the first quarter of 2000 due to a slight decline in sales volume. Average net selling prices remained flat as slightly improved pricing offset a weaker mix of products sold. Demand for most of the Registrant's product lines during the first quarter of 2001 was steady.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers (which includes tobacco papers). Net sales of specialized printing papers increased 1.5% in the first quarter of 2001 compared to the first quarter of 2000 due to a 2.7% increase in average net selling prices, resulting from favorable pricing, partially offset by a 1.1% decrease in sales volume.

The decreased sales volume of specialized printing papers was largely due to reduced demand in the first quarter of 2001 versus the like period of 2000. The Registrant believes that overall market conditions for its products are relatively stable with only minor price decreases expected in the near term.

Net sales of engineered papers for the three months ended March 31, 2001 were 3.9% lower than for the corresponding 2000 period. The decrease was primarily the result of continued demand erosion for the Registrant's tobacco papers. Although the Registrant recognized slightly increased prices for tobacco papers, a weaker product mix more than offset the increase in prices thereby contributing to the lower net sales. As explained in "UNUSUAL ITEM" below, the Registrant has maintained increased pricing for certain of its tobacco papers, which has resulted in reduced sales volume. Although demand remains stronger than expected and price increases to date have held, the Registrant expects that, in the long run, net sales of tobacco papers will continue to trend downward, with volume decreases more than offsetting any improvements in pricing. Future price changes will be impacted by changes in market pulp prices.

Net sales of engineered papers, excluding tobacco papers, increased 4.8% in the first quarter of 2001 versus the like period of 2000 primarily as a result of a 5.5% increase in net sales volume. The increase in net sales volume was slightly offset by a 0.6% decrease in net average selling prices. The Registrant believes it is difficult to characterize such engineered papers in terms of demand trends and pricing due to the fragmentation and small size of markets within this group.

Other Income - Net

Other income - net increased $128,000, or 3.2%, for the first quarter of 2001 compared to the corresponding period of 2000. Energy sales - net decreased $154,000 for the three months ended March 31, 2001 versus the comparable period in 2000. Interest on investments and other - net increased $90,000 in the first quarter of 2001 versus the same period in 2000 as a result of higher average cash balances. Gain from property dispositions, etc. - net increased $192,000 for the three months ended March 31, 2001 versus the like period in 2000.

Cost of Products Sold and Gross Margin

Cost of products sold decreased $8,230,000, or 5.3%, for the first quarter of 2001 versus the first quarter of 2000 as a result of the Registrant's cash savings project (as described below), strong productivity from its manufacturing facilities and increased pension income, which were partially offset by increased costs of energy and market pulp. Market pulp prices have dropped steadily from January 2001 through April 2001. The Registrant expects that market pulp prices will continue to decrease slightly through the second quarter of 2001 and then remain constant through the third quarter of 2001.

The Registrant continued to realize the benefits of its cash savings project, known as "DRIVE," in the first quarter of 2001. Such savings began in the second quarter of 2000 and have been offset slightly, in the short term, by the Registrant's costs of implementing the project (see "Selling, General and Administrative Expenses" below). The Registrant remains on pace to achieve its DRIVE target which has been increased from $50,000,000 to $53,000,000 in sustainable, annual cash savings. As of March 31, 2001, the Company had implemented portions of the DRIVE project that will realize approximately $30,000,000 per year in sustainable cash savings.

Income resulting from the overfunded status of the Registrant's defined benefit pension plans and other postretirement benefit plans decreased cost of products sold by $7,036,000 and $5,281,000 for the first quarter of 2001 and the same quarter of 2000, respectively. This improved level of income was primarily the result of long-term investment performance of the plans' assets.

Marginal cost of products sold per ton decreased 4.3% for the first quarter of 2001 versus the same period of 2000, resulting in an increase in gross margin per ton of 19.9%.

As a result of the aforementioned items, gross margin as a percentage of net sales increased to 21.4% for the first quarter of 2001 from 17.9% for the like quarter of 2000.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter of 2001 were $2,397,000, or 18.3%, higher than for the first quarter of 2000. This increase was primarily a result of increased legal and professional expenses, which included outside consulting services associated with the Registrant's IMPACT (see "IMPACT PROJECT" below) and DRIVE projects. Additionally, incentive compensation costs increased in the first quarter of 2001 versus the same period of 2000 attributable to higher earnings in the 2001 period. Pension income reduced selling, general and administrative expenses by $1,612,000 and $1,074,000 for the first quarter of 2001 and the same quarter of 2000, respectively.

Interest on Debt - Net

Interest on debt - net increased $62,000, or 1.4%, for the three months ended March 31, 2001 versus the comparable period of 2000.


Income Tax Provision

The income tax provision increased $2,503,000, or 41.0%, for the first quarter of 2001 versus the first quarter of 2000. The increase was primarily due to higher income before income taxes in 2001 versus 2000 and was offset slightly by a lower effective income tax rate.


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

During the first quarter of 2000, the Registrant finalized its plan of restructuring and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction has been completed and has resulted in the reduction of approximately 220 salaried and hourly jobs associated with the Registrant's tobacco paper production capacity. This reduction in jobs is lower than originally estimated due to stronger customer demand than anticipated. The Registrant accrued and charged to expense $3,336,000 ($2,120,000 after tax, or $.05 per share) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of March 31, 2001 was $795,000.


IMPACT PROJECT

In July 2000, the Registrant initiated its IMPACT project, which is focused on identifying and implementing changes to the Registrant's organization and its business processes. The initial phase, the preliminary design work, has been completed. The second phase of the IMPACT project, which includes the installation of an enterprise resource planning system, is underway and is expected to extend over the next few years. Total spending on the IMPACT project is expected to be approximately $49,000,000, of which approximately $45,000,000 is capital related. During 2000, the Registrant spent approximately $5,200,000 on the IMPACT project.


FINANCIAL CONDITION

Liquidity

Cash and cash equivalents decreased $21,410,000 during the first three months of 2001, principally due to cash used in investing activities and financing activities of $9,452,000 and $10,215,000, respectively. Cash used in investing activities was substantially for additions to plant, equipment and timberlands, and cash used in financing activities was for dividend payments and net payment of debt. Cash used in operations further decreased cash and cash equivalents by $1,644,000.

To finance the acquisition of S&H Papier-Holding GmbH, on December 22, 1997, the Registrant entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Registrant's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of March 31, 2001, the Registrant's outstanding borrowings were DM 307,800,000 (approximately $138,700,000) under the Revolving Credit Facility.

In January 1999, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $22,500,000 as of March 31, 2001). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

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

Interest Rate Risk

The Registrant uses its Revolving Credit Facility and proceeds from the issuance of its 6-7/8% Notes to finance a significant portion of its operations. The Revolving Credit Facility provides for variable rates of interest and exposes the Registrant to interest rate risk resulting from changes in the DM LIBOR. The Registrant uses interest rate swap agreements to hedge, partially, interest rate exposure associated with the Revolving Credit Facility. All of the Registrant's derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of March 31, 2001. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                            Year of Maturity                                              Fair
                                                      (dollar amounts in thousands)                                     Value at
Debt:                                   2001      2002        2003       2004       2005     Thereafter      Total       3/31/01
                                        ----      ----        ----       ----       ----     ----------    ---------    ---------
      Fixed rate --                   $  1,345   $  1,007   $    872   $    728   $    437   $  150,000    $ 154,389    $ 157,333
         Average interest rate           6.86%      6.86%      6.87%      6.87%      6.87%        6.87%
      Variable rate --                $     --   $138,743   $     --   $     --   $     --   $       --    $ 138,743    $ 138,743
         Average interest rate           4.64%      4.64%         --         --         --           --

Interest rate swap agreements:
      Variable to fixed swaps --      $     --   $ 45,076   $     --   $     --   $     --   $       --    $  45,076    $     782
         Average pay rate                3.42%      3.42%         --         --         --           --
         Average receive rate            5.20%      5.20%         --         --         --           --

As required by Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Registrant was required to record the interest rate swaps from the table above on the balance sheet at fair value beginning January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because these swaps are designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. Due to its limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

Capital Expenditures

The Registrant expended $9,468,000, including $3,357,000 for the IMPACT project, on capital projects for the first three months of 2001 compared to $3,429,000 for the first three months of 2000. Capital spending is expected to be approximately $70,000,000, of which approximately $25,000,000 relates to the Registrant's IMPACT project, during 2001.

Business Strategies

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

ENVIRONMENTAL MATTERS

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures in past years. During 2000, 1999 and 1998, the Registrant incurred approximately $16,700,000, $15,800,000 and $17,700,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant remains open to negotiations with EPA and DEP regarding the NOVs under the federal and state air pollution control laws. The Registrant continues to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The Registrant also is in settlement discussions with DEP and Penn PIRG regarding the wastewater discharge permit for its Spring Grove mill. The costs associated with such matters are presently unknown but could be substantial and perhaps exceed the Registrant's available resources. The Registrant's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term, material adverse impact on the Registrant. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term, material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 4 to the Registrant's unaudited condensed consolidated financial statements.


PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Shareholders was held on April 25, 2001. All of the Board of Directors' nominees for election as Directors were elected by the shareholders. Each was elected to a term expiring in 2004. The votes cast for election of Directors were as follows:

                                                For                   Withheld
                                             ----------               ---------
       Robert P. Newcomer                    36,776,436               4,060,336
       John M. Sanzo                         36,773,748               4,060,336

Item 5.  Other Information

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its goals for revenues, cost reductions and return on capital, expectations as to industry conditions and the Registrant's financial results and cash flow, demand for or pricing of its products, development of new products, environmental matters and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions that it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products; (ii) the Registrant's ability to identify, finance and consummate future alliances or acquisitions; (iii) the Registrant's ability to develop new, high value-added engineered products; (iv) the Registrant's ability to identify and implement its planned cost reductions pursuant to its DRIVE project and changes to its business processes contemplated by its IMPACT project; (v) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (vi) changes in energy-related costs; (vii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (viii) the gain or loss of significant customers;
(ix) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by EPA and DEP, the costs of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit which the Registrant is currently appealing; (x) significant changes in cigarette consumption, both domestically and internationally; (xi) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (xii) adverse results in litigation; (xiii) fluctuations in currency exchange rates; and (xiv) disruptions in production and/or increased costs due to labor disputes.


Item 6.  Exhibits

         (a)      Exhibits

                  Number          Description of Documents
                  ------          ------------------------

                   3(ii)          By-Laws, as amended April 25, 2001

                    15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information


         (b)      REPORTS ON FORM 8-K

                  Item 5 Current Report on Form 8-K dated February 7, 2001 filed February 15, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                P. H. GLATFELTER COMPANY



Date:  May 15, 2001

                                                C. Matthew Smith
                                                Chief Financial Officer

                                INDEX OF EXHIBITS

Number                               Description of Documents
------                               ------------------------

 3(ii)                               By-Laws, as amended April 25, 2001

  15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information