Form 10-Q
period 2001-06-30
GLATFELTER P H CO
filed 2001-08-14
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

         Shares of Common Stock outstanding at July 31, 2001 were 42,626,980.

                            P. H. GLATFELTER COMPANY

                                      INDEX

Part I - Financial Information
------------------------------

Financial Statements (Unaudited):


         Condensed Consolidated Statements of Income (Loss) -

                Three Months and Six Months Ended June 30, 2001 and 2000.......3


         Condensed Consolidated Balance Sheets - June 30, 2001

                and December 31, 2000..........................................4


         Condensed Consolidated Statements of Cash Flows -

                Six Months Ended June 30, 2001 and 2000........................5


         Notes to Condensed Consolidated Financial Statements..................6


Independent Accountants' Report...............................................13


Management's Discussion and Analysis of Financial Condition

         and Results of Operations............................................14


Quantitative and Qualitative Disclosures About Market Risk....................20


Part II - Other Information...................................................20
---------------------------


Signature.....................................................................22
---------


Index of Exhibits.............................................................23
-----------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                          Three Months Ended                       Six Months Ended
                                                      6/30/01             6/30/00           6/30/01              6/30/00
                                                     ---------           ---------          ---------           ---------
Revenues:
      Net sales                                      $ 170,287           $ 184,397          $ 355,933           $ 372,055

      Other income - net:

         Energy sales - net                              2,402               1,362              4,714               3,828
         Interest on investments
             and other - net                               961                 701              2,339               1,989
         Gain from property
             dispositions, etc. - net                      595                 459              1,095                 767
                                                     ---------           ---------          ---------           ---------
                                                         3,958               2,522              8,148               6,584

                Total revenues                         174,245             186,919            364,081             378,639

Costs and expenses:
      Cost of products sold                            138,060             144,553            283,981             298,704
      Selling, general and
         administrative expenses                        15,082              16,610             30,582              29,713
      Interest on debt                                   3,802               3,997              8,244               8,377
      Unusual items                                     52,500                  --             52,500               3,336
                                                     ---------           ---------          ---------           ---------
                                                       209,444             165,160            375,307             340,130

Income (loss) before income taxes                      (35,199)             21,759            (11,226)             38,509

Income tax provision (benefit):
      Current                                           (5,601)              4,835                673               9,325
      Deferred                                          (7,126)              2,886             (4,791)              4,502
                                                     ---------           ---------          ---------           ---------
         Total                                         (12,727)              7,721             (4,118)             13,827

Net income (loss)                                    $ (22,472)          $  14,038          $  (7,108)          $  24,682
                                                     =========           =========          =========           =========

Basic and diluted earnings (loss) per share          $   (0.53)          $    0.33          $   (0.17)          $    0.58
                                                     =========           =========          =========           =========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                     ASSETS
                                     ------

                                                                       6/30/01               12/31/00
                                                                       -------               --------
Current assets:
      Cash and cash equivalents                                     $    96,933           $   110,552
      Accounts receivable - net                                          82,726                72,231
      Inventories:
         Raw materials                                                   25,266                27,789
         In-process and finished                                         43,527                43,819
         Supplies                                                        28,865                29,686
                                                                    -----------           -----------
             Total inventories                                           97,658               101,294

      Prepaid expenses and other current assets                           2,700                 2,547
                                                                    -----------           -----------
                Total current assets                                    280,017               286,624

Plant, equipment and timberlands - net                                  493,612               552,768

Other assets                                                            185,636               173,799
                                                                    -----------           -----------

                   Total assets                                     $   959,265           $ 1,013,191
                                                                    ===========           ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
      Current portion of long-term debt                             $     1,294           $     1,419
      Short-term debt                                                     2,943                 5,158
      Accounts payable                                                   41,449                45,869
      Dividends payable                                                   7,455                 7,430
      Income taxes payable                                                1,140                 7,328
      Accrued compensation and other expenses
         and deferred income taxes                                       52,147                51,980
                                                                    -----------           -----------
                Total current liabilities                               106,428               119,184

Long-term debt                                                          284,440               300,245

Deferred income taxes                                                   150,507               155,360

Other long-term liabilities                                              66,118                65,699
                                                                    -----------           -----------

                Total liabilities                                       607,493               640,488
                                                                    -----------           -----------

Commitments and contingencies

Shareholders' equity:
      Common stock                                                          544                   544
      Capital in excess of par value                                     41,220                41,669
      Retained earnings                                                 489,027               511,019
      Accumulated other comprehensive loss                               (4,412)               (2,843)
                                                                    -----------           -----------
         Total                                                          526,379               550,389

      Less cost of common stock in treasury                            (174,607)             (177,686)
                                                                    -----------           -----------

                Total shareholders' equity                              351,772               372,703
                                                                    -----------           -----------

                   Total liabilities and
                      shareholders' equity                          $   959,265           $ 1,013,191
                                                                    ===========           ===========

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                            6/30/01            6/30/00
                                                                          ---------           ---------
Cash flows from operating activities:

     Net income (loss)                                                    $  (7,108)          $  24,682
     Items included in net income (loss) not using cash:
        Depreciation, depletion and amortization                             22,924              23,755
        Loss (gain) on disposition of fixed assets                             (333)                452
        Loss on impairment of fixed assets                                   49,100                  --
        Expense related to 401(k) plans                                       1,221                 994
     Change in assets and liabilities:
        Accounts receivable                                                 (13,259)            (11,501)
        Inventories                                                           1,296               8,820
        Other assets and prepaid expenses                                   (13,130)            (14,909)
        Accounts payable, accrued compensation and
           other expenses, deferred income taxes
           and other long-term liabilities                                    6,004                (664)
        Income taxes payable                                                (14,488)              1,658
        Deferred income taxes - noncurrent                                   (4,507)              6,029
                                                                          ---------           ---------
Net cash provided by operating activities                                    27,720              39,316
                                                                          ---------           ---------

Cash flows from investing activities:

     Proceeds from disposal of fixed assets                                     570                 107
     Additions to plant, equipment and timberlands                          (23,398)             (9,390)
                                                                          ---------           ---------
Net cash used in investing activities                                       (22,828)             (9,283)
                                                                          ---------           ---------

Cash flows from financing activities:

     Net payment of debt                                                     (4,847)             (4,203)
     Dividends paid                                                         (14,847)            (14,796)
     Proceeds from stock option exercises                                     1,468                  40
                                                                          ---------           ---------
Net cash used in financing activities                                       (18,226)            (18,959)
                                                                          ---------           ---------

Effect of exchange rate changes on cash                                        (285)                 35
                                                                          ---------           ---------

Net increase (decrease) in cash and cash equivalents                        (13,619)             11,109

Cash and cash equivalents:
     At beginning of year                                                   110,552              76,035
                                                                          ---------           ---------
     At end of period                                                     $  96,933           $  87,144
                                                                          =========           =========

Supplemental disclosure of cash flow information:
Cash paid for:
     Interest                                                             $   8,264           $   8,621
     Income taxes                                                            12,802               8,431

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share includes the effect of potential dilution from the issuance of common stock, pursuant to common stock equivalents, using the treasury stock method. A reconciliation of the Registrant's basic and diluted earnings (loss) per share follows with the dollar and share amounts in thousands:

                                                                       Three Months Ended                     Six Months Ended
                                                                             June 30                               June 30
                                                                   --------------------------            -------------------------
                                                                    2001                2000              2001               2000
                                                                  --------           --------          --------           --------
                                                                   Shares              Shares            Shares             Shares
                                                                  --------           --------          --------           --------
Basic per-share factors                                             42,514             42,318            42,466             42,293
Effect of potentially dilutive employee incentive plans:

         Restricted stock awards                                        --                145                31                101
         Performance stock awards                                       --                 43                 6                 43
         Employee stock options                                         --                 --                43                 --
                                                                  --------           --------          --------           --------

Diluted per-share factors                                           42,514             42,506            42,546             42,437
                                                                  ========           ========          ========           ========

Net income (loss)                                                 $(22,472)          $ 14,038          $ (7,108)          $ 24,682

Basic and diluted earnings
 (loss) per share                                                 $  (0.53)          $   0.33          $  (0.17)          $   0.58

         Fully diluted loss per share is not presented for the three months and six months ended June 30, 2001 as the Registrant incurred a net loss, which causes potentially dilutive shares to be antidilutive. An aggregate of 447,000 and 254,000 potentially dilutive shares have been excluded from the computation of diluted loss per share for the second quarter of 2001 and the first six months of 2001, respectively.

         Basic and diluted loss per share of $.53 and $.17 for the three months and six months ended June 30, 2001, respectively, as presented on the Condensed Consolidated Statements of Loss, reflects the negative impact of an after-tax impairment charge and a settlement of an environmental matter (unusual items) of $.79 per share (see Note 2).

         Basic and diluted earnings per share of $.58 for the six months ended June 30, 2000, as presented on the Condensed Consolidated Statement of Income, reflects the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share (see Note 2).

2.       UNUSUAL ITEMS

         On May 16, 2001, the Registrant announced it had entered into an agreement to sell its Ecusta mill and two of its operating subsidiaries ("Ecusta Division"). On that date, the assets of the Ecusta Division were reclassified as assets held-for-disposal, and thus the carrying amount of these assets was reduced to fair value. The resulting pre-tax impairment charge relating to these assets was $50,000,000. The Registrant also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove facility's wastewater discharge permit (see Note 7). The Registrant's total charge to earnings due to unusual items in the second quarter of 2001 was $52,500,000 ($33,595,000 after tax).

         The Registrant announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. As the Registrant expected, certain tobacco paper customers sought other suppliers after this announcement. During the first quarter of 2000, the Registrant finalized a restructuring plan decreasing its tobacco paper manufacturing capacity. This plan involved a workforce reduction that has since been completed, resulting in the decrease of approximately 220 salaried and hourly jobs. The Registrant incurred a charge of $3,336,000 ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of June 30, 2001 was $801,000. The Registrant's liability remains unaffected by the sale of the Ecusta Division (see Note 8).

3.       RECENT ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

         On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." The effective dates of these Statements are July 1, 2001 and January 1, 2002, respectively. The Registrant is evaluating the effects of adopting these Statements but does not believe such adoption will materially impact the Registrant's consolidated financial position and results of operations.

         On January 1, 2001, the Registrant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, changes in the fair-value of the derivative and the hedged item are recognized in earnings. If the derivative is designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments and measurements to use hedge accounting. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

         The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. Due to the Registrant's limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

         During the fourth quarter of 2000, the Registrant adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling costs that the Registrant had previously recorded as a deduction in determining net sales have been reclassified as cost of products sold. As a result of adopting EITF 00-10, the Registrant has reclassified such shipping and handling costs on its Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2000 to reflect comparable reporting.

4.       INTEREST RATE SWAP AGREEMENTS

         In January 1999, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $21,700,000 as of June 30, 2001). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM London Interbank Offered Rate ("LIBOR") plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

         The Registrant's interest rate swap agreements convert a portion of the Registrant's borrowings from a floating-rate to a fixed-rate basis. Although the Registrant can terminate its swap agreements at any time, the Registrant intends to hold its swap agreements until maturity.

5.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) was $(24,836,000) and $13,429,000 for the second quarter of 2001 and 2000, respectively, and $(8,677,000) and $23,611,000 for the first six months of 2001 and 2000, respectively. Comprehensive income (loss) includes the effects of changes in (1) certain currency exchange rates relative to the U.S. dollar and (2) the fair value of derivative instruments held by the Registrant (see Note
         3).

6.       DIRECTORS' COMPENSATION

         On May 1, 2001, the Registrant granted to each non-employee member of its Board of Directors options to purchase 1,500 shares of common stock for a total of 12,000 options granted. Such options become exercisable on May 1, 2002 at an exercise price of $14.44, which represents the average quoted market price of the Registrant's common stock on the date of grant. The options expire on April 30, 2011.

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

         Subject to permit approval, the Registrant has undertaken an initiative under the Voluntary Advanced Technical Incentive Program of the United States Environmental Protection Agency ("EPA") to comply with the new "Cluster Rule" regulations. This initiative, the Registrant's "New Century Project," will require capital expenditures currently estimated at approximately $30,000,000 to be incurred before April 2004. The Registrant expects such expenditures to begin during the first quarter of 2002.

         On September 7, 2000, the Pennsylvania Department of Environmental Protection ("DEP") issued to the Registrant a renewed wastewater discharge permit for the Spring Grove mill with an effective date of October 1, 2000. The renewed permit calls for reductions in the mill's discharge of color that the Registrant believes cannot be achieved at this time without a curtailment of operations. On September 7, 2000, DEP also issued to the Registrant an administrative order calling for achievement of the limitations in the permit on a schedule extending until 2007. Both the permit and the order contemplate adoption of an alternative limitation on color which would be less stringent. The Registrant expects to be able to meet the alternative limitation without a curtailment of operations under the schedule set forth in the order. Under the schedule set forth in the permit, however, the Registrant would not have been able to meet the alternative limitation without a curtailment of operations. The Registrant has appealed the permit and the order to the Pennsylvania Environmental Hearing Board. After an evidentiary hearing, the Board granted a stay of the permit limitation during the pendency of the appeal. The Board did not grant a stay of the alternative limitation because it is not yet in effect, and will not come into effect until a change in the Pennsylvania Water Quality Standard for color is approved; in this case, "approval" includes an approval by EPA. The Pennsylvania Public Interest Research Group and several other parties (collectively "Penn PIRG") have appealed the alternative limitation and have also intervened in the Registrant's appeal of the permit. The Registrant has reached a conditional settlement of these administrative matters subject to the settlement of the Penn PIRG litigation described below. If that litigation is settled on the terms currently agreed to, the Registrant expects to receive a revised permit calling for achievement of the less stringent alternative limitation for color by April 2004.

         In June 1999, Penn PIRG brought a citizen suit under the Federal Clean Water Act and Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove mill's discharge of color, civil penalties and reimbursement for costs of litigation. On February 7, 2001, the United States District Court granted partial summary judgment on liability to plaintiffs as to certain claims and granted summary judgment to the Registrant on others. The Registrant moved for reconsideration, and the case was stayed pending settlement discussions. The parties have reached a conditional settlement of this case. Under the terms of the settlement, to which the Pennsylvania DEP will become a party, the Registrant agrees to achieve the less stringent alternative limitation for color by April 2004. In addition, the Registrant will create a permanent endowment for certain environmental and recreational improvement projects in the Codorus Creek watershed, and the Registrant will pay Penn PIRG certain amounts that it claims it incurred in litigation expenses related to this lawsuit. The total cost to the Registrant under this settlement is $2,500,000 (see Note 2). A federal consent decree that sets forth some of the terms of this integrated settlement is in the process of execution by the parties. The consent decree must be submitted to the United States Department of Justice for review and then to the Court for review and entry. As the result of those reviews, the terms of the settlement may change, or the consent decree may not be entered by the Court.

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

         The Registrant faces several related threatened claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the Fox River below Lake Winnebago and in Green Bay, downstream of the Registrant's Neenah mill. As described below, various sovereigns have formally notified seven potentially responsible parties ("PRPs"), of which the Registrant is one, that they are potentially responsible for investigation, cleanup and natural resource damages arising from this contamination under the federal Comprehensive Environmental Response, Compensation and Liability Act and other laws.

         The Wisconsin Department of Natural Resources ("DNR") notified the Registrant and other PRPs informally in 1990 that it wished to pursue cleanup of certain sediments in the Fox River under state law. DNR subsequently asserted claims under federal law as well for cleanup and for natural resource damages. Since 1998, DNR has been performing a remedial investigation and feasibility study ("RI/FS") of the Fox River and Green Bay under contract to the EPA. In February 1999, DNR issued a draft RI/FS report estimating the costs of potential remedies for the Fox River at between $0 and $721,000,000, but did not select a preferred remedy. The Registrant does not believe that the no action remedy will be selected. The largest components of the costs of certain of the remedial alternatives are attributable to large-scale sediment removal by dredging. There is no assurance that the cost estimates in the draft RI/FS will not differ significantly from actual costs. Under ordinary procedures, the final RI/FS report will be issued along with a proposed remedial action plan ("PRAP"). EPA will consider comments on the PRAP and then will select a remedy for the site. EPA and DNR had stated publicly that the final RI/FS would be issued in 2000. The expected date of issuance was subsequently delayed to the spring of 2001 and has now been further delayed until September 2001.

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

         In January 1997, DNR, the Wisconsin Department of Justice ("WDOJ"), and the seven PRPs entered into an agreement to conduct a cooperative natural resource damages assessment ("NRDA"). The State of Wisconsin has notified the Registrant that it intends to terminate the agreement effective August 15, 2001. While that NRDA has not been completed, based upon work conducted to date, DNR and WDOJ have proposed to enter into a settlement with another PRP of its share of the natural resource damages liability. The proposed settlement does not state explicitly the total amount of natural resource damages, but it calls for such other PRP to spend $7,000,000 on resource restoration projects.

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

         The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, natural resource damage and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution control, the remedial actions which may be required and the number and financial resources of any other PRPs. The Registrant continues to evaluate its exposure and the level of its reserves, including, but not limited to, its share of the costs and damages (if any) associated with the lower Fox River and the Bay of Green Bay. The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigation as to coverage will be completed.

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

8.       SUBSEQUENT EVENT

         On August 9, 2001, the Registrant completed the sale of its Ecusta Division and certain of the Registrant's receivables for a reduced cash price of approximately $24,000,000, plus the assumption of certain liabilities related to Ecusta's business. The cash price is $15,000,000 lower than the amount announced on May 16, 2001 due to changes in certain aspects of Ecusta's business. The cash price is subject to adjustments for working capital and final settlement of the closing balance sheet.

         During the third quarter of 2001, a gain primarily related to the settlement of pension obligations will be approximately offset by the impact of the reduction of the cash price. Any post-closing adjustments to the purchase price required under the acquisition agreement will be recorded by year end.

         As of August 6, 2001, in connection with the Ecusta transaction, the Registrant amended its $200,000,000 multi-currency revolving credit facility to reflect changes to certain financial covenants and other matters.

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

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 2001, the related condensed consolidated statements of income (loss) for the three months and six months ended June 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Philadelphia, Pennsylvania
July 18, 2001, except for Note 8 as to
which the date is August 9, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income (Loss) is shown below.

                                                                 Comparison of
                                      ----------------------------------------------------------------
                                             Three Months Ended                 Six Months Ended
                                           June 30, 2001 and 2000            June 30, 2001 and 2000
                                      ---------------------------         ----------------------------
                                                               Increase (Decrease)
                                                              (dollars in thousands)
Net sales                             $(14,110)             (7.7)%        $(16,122)             (4.3)%
Other income - net                       1,436              56.9%            1,564              23.8%
Cost of products sold                   (6,493)             (4.5)%         (14,723)             (4.9)%
Selling, general and
     administrative expenses            (1,528)             (9.2)%             869               2.9%
Interest on debt                          (195)             (4.9)%            (133)             (1.6)%
Income tax provision                   (20,448)           (264.8)%         (17,945)           (129.8)%
Net income                             (36,510)           (260.1)%         (31,790)           (128.8)%

Net Sales
---------

Net sales decreased $14,110,000, or 7.7%, for the second quarter of 2001 compared to the second quarter of 2000 due primarily to lower sales volume. Such lower volume was due primarily to the Registrant's Spring Grove facility's annual scheduled maintenance shutdown occurring in June in 2001, whereas the 2000 shutdown occurred in July. Production and sales volume are reduced during such shutdowns. Lower sales volume was also caused by weaker demand for the Registrant's products stemming from unfavorable general economic conditions. Lower average net selling prices also contributed to a decrease in net sales. Net sales for the first six months of 2001 decreased $16,122,000, or 4.3%, compared to the like period of 2000. This decrease was due to lower volume also resulting from the annual Spring Grove shutdown and unfavorable general economic conditions.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers (which includes tobacco papers). Net sales of specialized printing papers decreased 8.7% in the second quarter of 2001 compared to the second quarter of 2000 due to a 5.3% decrease in sales volume and a 3.6% decrease in average net selling prices. Net sales of specialized printing papers for the first six months of 2001 decreased 3.7% from the corresponding period of 2000. This decrease was due to a 3.2% reduction in sales volume, in addition to a 0.5% decrease in average net selling prices. The Registrant expects demand for its specialized printing papers to strengthen in the second half of 2001.

Net sales of engineered papers, excluding tobacco papers, decreased 7.1% and 1.0% in the second quarter and first six months of 2001, respectively, versus the like periods of 2000 due almost entirely to decreased sales volume. Average net selling prices decreased slightly for both the three months and six months ended June 30, 2001 compared to the like periods of 2000. Although it is difficult to characterize such engineered papers in terms of demand trends and pricing due to the fragmentation and small size of markets within this group, certain markets have experienced weakening demand and some reduction in selling prices. On an overall basis, demand is steady and selling prices are fairly stable.

Net sales of tobacco papers decreased 3.9% in the second quarter of 2001 compared to the second quarter of 2000 due to a 9.1% decrease in average net selling prices, partly offset by a 5.6% increase in sales volume. Net sales of tobacco papers for the first six months of 2001 decreased 11.4% versus the corresponding period of 2000. This decrease was due to a 6.2% decrease in average net selling prices, resulting from a weaker mix of products sold, and a 5.5% decrease in sales volume. As a result of the weakening of the tobacco papers market, the Registrant announced its intent to sell its Ecusta Division (see Note 2 to the Registrant's unaudited condensed consolidated financial statements). The Registrant's Gernsbach, Germany mill will transition its tobacco papers production to other products over the next few years.

Other Income - Net
------------------

Other income - net increased $1,436,000, or 56.9%, and $1,564,000, or 23.8%, for
the second quarter and first six months of 2001, respectively, compared to the corresponding periods of 2000. Energy sales - net increased $1,040,000 and $886,000 for the three months and six months ended June 30, 2001 versus the comparable periods in 2000. Approximately one and one-half months of energy sales were lost in the second quarter of 2000 due to equipment problems at the Registrant's Spring Grove mill. Interest on investments and other - net increased $260,000 and $350,000 in the second quarter of 2001 and the first half of 2001, respectively, versus the same periods in 2000 as a result of higher average cash balances.

Cost of Products Sold and Gross Margin
--------------------------------------

Cost of products sold decreased $6,493,000, or 4.5%, for the second quarter of 2001 versus the second quarter of 2000 and decreased $14,723,000, or 4.9%, for the first half of 2001 versus the first half of 2000 due primarily to decreased sales resulting from the annual shutdown occurring in June rather than July. Cost of products sold also decreased due to lower raw material costs, specifically market pulp and wastepaper. Market pulp prices have dropped steadily from January 2001 through August 2001. The Registrant expects that market pulp prices will remain constant throughout the remainder of the year.

Partially offsetting the above decreases in costs were higher energy costs due to rising natural gas, fuel oil and coal prices. Further, the annual shutdown and subsequent start-up of equipment resulted in higher maintenance costs and production inefficiencies. Wages and benefits also increased resulting from the Registrant's contractual obligations to its hourly workforce.

The Registrant continued to realize the benefits of its cash savings project, known as "DRIVE," through the second quarter of 2001. Such savings began in the second quarter of 2000. The Registrant remains on pace to achieve its DRIVE target, excluding the Ecusta Division, of $40,000,000 in sustainable annual cash savings. As of June 30, 2001, the Registrant had implemented portions of the DRIVE project that will realize approximately $36,000,000 per year in sustainable cash savings.

Income resulting from the overfunded status of the Registrant's defined benefit pension plans and other postretirement benefit plans decreased cost of products sold by $5,808,000 and $6,607,000 for the second quarter of 2001 and the same quarter of 2000, respectively. Pension income decreased cost of products sold by $12,875,000 and $11,888,000 for the first half of 2001 and the like period of 2000, respectively. The improved level of pension income for the first six months of 2001 was primarily the result of the long-term investment performance of the plans' assets.

Cost of products sold per ton increased 0.3% for the second quarter of 2001 versus the same period of 2000, resulting in a decrease in gross margin per ton of 15.1%. Conversely, for the first half of 2001 versus the same period of 2000, cost of products sold per ton decreased 2.1% resulting in an increase in gross margin per ton of 1.0%.

As a result of the aforementioned items, gross margin as a percentage of net sales decreased to 18.9% for the second quarter of 2001 from 21.6% for the like quarter of 2000. For the first six months of 2001 gross margin as a percentage of sales increased to 20.2% from 19.7% for the first six months of 2000.

Selling, General and Administrative ("SG&A") Expenses
-----------------------------------------------------

SG&A expenses for the second quarter of 2001 were $1,528,000, or 9.2%, lower than the second quarter of 2000. Consulting fees were incurred in the second quarter of 2000, primarily related to the Registrant's DRIVE project; no consulting fees regarding the DRIVE project were incurred in the second quarter of 2001. For the first half of 2001, SG&A expenses increased $869,000, or 2.9%, from SG&A expenses for the like period of 2000 primarily due to increased legal and professional fees and incentive compensation costs. Such compensation costs increased as the market price for the Registrant's stock increased substantially in 2001, thereby increasing the costs of its stock-based incentive plans.

Pension income reduced SG&A expenses by $1,300,000 and $1,359,000 for the second quarter of 2001 and the same quarter of 2000, respectively, and by $2,881,000 and $2,433,000 for the first six months of 2001 and 2000, respectively.

Interest on Debt - Net
----------------------

Interest on debt - net decreased $195,000, or 4.9%, for the three months ended June 30, 2001 and decreased $133,000, or 1.6%, for the first half of 2001 versus the comparable periods of 2000 primarily because the Registrant held lower average debt balances due principally to net payment of debt. In addition, interest on debt - net decreased as interest denominated in Deutsche marks was translated to a stronger U.S. dollar for the periods indicated.

UNUSUAL ITEMS
-------------

On May 16, 2001, the Registrant announced it had entered into an agreement to sell its Ecusta mill and two of its operating subsidiaries ("Ecusta Division"). On that date, the assets of the Ecusta Division were reclassified as assets held-for-disposal, and thus the carrying amount of these assets was reduced to fair value. The resulting pre-tax impairment charge relating to these assets was $50,000,000. The Registrant also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove facility's wastewater discharge permit (see
Note 7 to the Registrant's unaudited condensed consolidated financial statements). The Registrant's total charge to earnings due to unusual items in the second quarter of 2001 was $52,500,000 ($33,595,000 after tax).

The Registrant announced in September 1999 that, effective January 1, 2000, prices would be increased for certain of its tobacco paper products. As the Registrant expected, certain tobacco paper customers sought other suppliers after this announcement. During the first quarter of 2000, the Registrant finalized a restructuring plan decreasing its tobacco paper manufacturing capacity. This plan involved a workforce reduction that has since been completed, resulting in the decrease of approximately 220 salaried and hourly jobs. The Registrant incurred a charge of $3,336,000 ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion, specifically 42 salaried employees, of this restructuring. The amount of actual termination benefits paid and charged against the liability as of June 30, 2001 was $801,000. The Registrant's liability remains unaffected by the sale of the Ecusta Division (see Note 8 to the Registrant's unaudited condensed consolidated financial statements).

SUBSEQUENT EVENT
----------------

On August 9, 2001, the Registrant completed the sale of its Ecusta Division and certain of the Registrant's receivables for a reduced cash price of approximately $24,000,000, plus the assumption of certain liabilities related to Ecusta's business. The cash price is $15,000,000 lower than the amount announced on May 16, 2001 due to changes in certain aspects of Ecusta's business. The cash price is subject to adjustments for working capital and final settlement of the closing balance sheet.

The Registrant believes that the consummation of this transaction will not have a significant impact on third quarter 2001 results. During the third quarter, a gain primarily related to the settlement of pension obligations will be approximately offset by the impact of the reduction of the cash price. Any post-closing adjustments to the purchase price required under the acquisition agreement will be recorded by year end. The transaction will also be modestly dilutive to earnings exclusive of any one-time net charges.

As of August 6, 2001, in connection with the Ecusta transaction, the Registrant amended its $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") to reflect changes to certain financial covenants and other matters.

IMPACT PROJECT
--------------

In July 2000, the Registrant initiated its IMPACT project, which is focused on identifying and implementing changes to the Registrant's organization and its business processes. The initial phase, the preliminary design work, has been completed. The second phase of the IMPACT project, which includes the installation of an enterprise resource planning system, is underway and is expected to extend over the next few years. Total spending on the IMPACT project is expected to be approximately $49,000,000, of which approximately $45,000,000 is capital related. During 2000, the Registrant capitalized approximately $5,200,000 on the IMPACT project. During the six months ended June 30, 2001, the Registrant capitalized $7,200,000 related to this project.

FINANCIAL CONDITION
-------------------

Liquidity
---------

Cash and cash equivalents decreased $13,619,000 during the first six months of 2001 principally due to cash used in investing activities and financing activities of $22,828,000 and $18,226,000, respectively. Cash used in investing activities was primarily for additions to plant, equipment and timberlands, and cash used in financing activities was principally for dividend payments and net payment of debt. Cash used in investing and financing activities was partially offset by cash provided by operations of $27,720,000.

To finance the acquisition of S&H Papier-Holding GmbH, on December 22, 1997, the Registrant entered into the Revolving Credit Facility with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Registrant's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of June 30, 2001, the Registrant's outstanding borrowings were DM 303,100,000 (approximately $131,500,000) under the Revolving Credit Facility.

In January 1999, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $21,700,000 as of June 30, 2001). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

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

The Registrant expects to meet all its near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and its existing Revolving Credit Facility or other bank lines of credit and, if prudent, other long-term debt. As of August 6, 2001, in connection with the Ecusta transaction, the Registrant amended its Revolving Credit Facility to reflect changes to certain financial covenants and other matters.

Interest Rate Risk
------------------

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

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of June 30, 2001. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                           Year of Maturity                                           Fair
                                         ------------------------------------------------------
                                                    (dollar amounts in thousands)                                   Value at
Debt:                                    2001     2002      2003    2004     2005    Thereafter        Total         6/30/01
                                         ----     ----      ----    ----     ----    ----------       --------      ---------
     Fixed rate --                     $ 1,294  $  1,620   $  28    $ 642    $ 386    $150,305        $154,275       $156,705
        Average interest rate            6.86%      6.87%   6.87%    6.87%    6.87%       6.88%
     Variable rate --                  $   --   $131,459   $  --    $  --    $  --    $     --        $131,459       $131,459
        Average interest rate            4.64%      4.62%     --       --       --          --

Interest rate swap agreements:
     Variable to fixed swaps --        $   --   $ 43,367   $  --    $  --    $  --    $     --        $ 45,076       $    679
        Average pay rate                 3.42%      3.42%     --       --       --          --
        Average receive rate             5.00%      5.00%     --       --       --          --

As required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the Registrant was required to record the interest rate swaps from the above table on the balance sheet at fair value beginning January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because these swaps are designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. Due to the Registrant's limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

Capital Expenditures
--------------------

The Registrant expended $23,398,000, including $7,200,000 for the IMPACT project, on capital projects for the first six months of 2001 compared to $9,390,000 for the first six months of 2000. Capital spending during 2001 is expected to be approximately $70,000,000, of which approximately $25,000,000 relates to the Registrant's IMPACT project.

Business Strategies
-------------------

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

ENVIRONMENTAL MATTERS
---------------------

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of air and water emissions and noise from its mills, as well as the disposal of solid waste generated by its operations. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures in past years. During 2000, 1999 and 1998, the Registrant incurred approximately $16,700,000, $15,800,000 and $17,700,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. In particular, the Registrant remains open to negotiations with EPA and DEP regarding the NOVs under the federal and state air pollution control laws. The Registrant continues to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which the Registrant's Neenah mill is located. The Registrant also has achieved a conditional settlement with DEP and Penn PIRG regarding the wastewater discharge permit for its Spring Grove mill that required a one-time, pre-tax charge of $2,500,000 during the second quarter of 2001, but that settlement is still under review.

The costs associated with environmental matters are presently unknown but could be substantial and perhaps exceed the Registrant's available resources. The Registrant's current assessment, after consultation with legal counsel, is that ultimately it should be able to resolve these environmental matters without a long-term, material adverse impact on the Registrant. In the meantime, however, these matters could, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. Moreover, there can be no assurance that the

Registrant's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term, material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2, as well as Note 4 to the Registrant's unaudited condensed consolidated financial statements.

PART II - OTHER INFORMATION
---------------------------

Item 5.  Other Information

Cautionary Statement

Any statements set forth herein or otherwise made in writing or orally by the Registrant with regard to its goals for revenues, cost reductions and return on capital, expectations as to industry conditions and the Registrant's financial results and cash flow, demand for or pricing of its products, development of new products, environmental matters and other aspects of its business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Registrant makes such statements based on assumptions that it believes to be reasonable, there can be no assurance that actual results will not differ materially from the Registrant's expectations. Accordingly, the Registrant identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products; (ii) the Registrant's ability to identify, finance and consummate future alliances or acquisitions; (iii) the Registrant's ability to develop new, high value-added engineered products; (iv) the Registrant's ability to identify and implement its planned cost reductions pursuant to its DRIVE project and changes to its business processes contemplated by its IMPACT project; (v) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (vi) changes in energy-related costs; (vii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (viii) the gain or loss of significant customers and/or on-going viability of such customers;
(ix) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by EPA and DEP, the costs of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit which the Registrant is currently appealing and a settlement with respect to which is still under review; (x) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation;
(xi) adverse results in litigation; (xii) fluctuations in currency exchange rates; and (xiii) disruptions in production and/or increased costs due to labor disputes.

Item 6.  Exhibits

         (a)      Exhibits

                  Number           Description of Documents
                  ------           ------------------------

                    10 First Amendment to Credit Agreement, dated as of August 6, 2001

                    15 Letter in Lieu of Consent Regarding Review Report of Unaudited Interim Financial Information

         (b)     REPORTS ON FORM 8-K

                 Item 5
                                   Current Report on Form 8-K dated and
                                   filed May 16, 2001.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             P. H. GLATFELTER COMPANY



Date:   August 14, 2001
                                             ---------------------------------
                                             C. Matthew Smith
                                             Chief Financial Officer

                                INDEX OF EXHIBITS
                                -----------------

           Number                             Description of Documents
           ------                             ------------------------
            10                                First Amendment to Credit Agreement,
                                              dated as of August 6, 2001

            15                                Letter in Lieu of Consent Regarding
                                              Review Report of Unaudited Interim
                                              Financial Information