Form 10-Q
period 2001-09-30
GLATFELTER P H CO
filed 2001-11-14
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)

(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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



      96 South George Street, Suite 500, York, Pennsylvania 17401
-------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                (717) 225-4711
                              --------------------
             (Registrant's telephone number, including area code)




      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______.

      Shares of Common Stock outstanding at October 31, 2001 were 42,717,083.

                              P. H. GLATFELTER COMPANY

                                          INDEX

Part I - Financial Information

Financial Statements (Unaudited):

      Condensed Consolidated Statements of Income (Loss) - Three Months
            and Nine Months Ended September 30, 2001 and 2000.............     3


      Condensed Consolidated Balance Sheets - September 30, 2001
            and December 31, 2000.........................................     4


      Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2001 and 2000.................     5


      Notes to Condensed Consolidated Financial Statements................     6


Independent Accountants' Report...........................................    13


Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................    14


Quantitative and Qualitative Disclosures About Market Risk................    20


Part II - Other Information...............................................    20


Signature.................................................................    23


Index of Exhibits.........................................................    24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                            Three Months Ended                   Nine Months Ended
                                                       9/30/01           9/30/00           9/30/01             9/30/00
                                                     ---------           --------          ---------           --------
Revenues:
   Net sales                                          $145,301           $178,042           $501,234           $550,097

   Other income - net:
     Energy sales - net                                  2,274              2,711              6,988              6,539
     Interest on investments
       and other - net                                     511                762              2,850              2,751
     Gain from property
       dispositions, etc. - net                          1,710                201              2,805                968
                                                     ---------           --------          ---------           --------
                                                         4,495              3,674             12,643             10,258

         Total revenues                                149,796            181,716            513,877            560,355

Costs and expenses:
   Cost of products sold                               115,944            152,265            399,925            450,969
   Selling, general and
     administrative expenses                            13,473             14,254             44,055             43,967
   Interest on debt                                      3,777              4,017             12,021             12,394
   Unusual items                                         8,408                 --             60,908              3,336
                                                     ---------           --------          ---------           --------
                                                       141,602            170,536            516,909            510,666

Income (loss) before income taxes                        8,194             11,180             (3,032)            49,689

Income tax provision (benefit):
   Current                                              (2,576)             1,113             (1,903)            10,438
   Deferred                                              6,229              2,888              1,438              7,390
                                                     ---------           --------          ---------           --------
     Total                                               3,653              4,001               (465)            17,828

Net income (loss)                                       $4,541             $7,179            $(2,567)           $31,861
                                                     =========           ========          =========           ========

Basic and diluted earnings (loss) per share              $0.11              $0.17             $(0.06)             $0.75
                                                     =========           ========          =========           ========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                     ASSETS

                                                                9/30/01             12/31/00
                                                               ---------           -----------
Current assets:
   Cash and cash equivalents                                     $92,351              $110,552
   Accounts receivable - net                                      79,647                72,231
   Inventories:
     Raw materials                                                14,100                27,789
     In-process and finished                                      31,129                43,819
     Supplies                                                     21,434                29,686
                                                               ---------           -----------
       Total inventories                                          66,663               101,294

   Prepaid expenses and other current assets                       3,544                 2,547
                                                               ---------           -----------
         Total current assets                                    242,205               286,624

Plant, equipment and timberlands - net                           498,140               552,768

Other assets                                                     210,223               173,799
                                                               ---------           -----------

           Total assets                                         $950,568            $1,013,191
                                                               =========           ===========


            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                              $1,246                $1,419
   Short-term debt                                                 2,774                 5,158
   Accounts payable                                               38,005                45,869
   Dividends payable                                               7,473                 7,430
   Income taxes payable                                            1,083                 7,328
   Accrued compensation and other expenses
     and deferred income taxes                                    38,353                51,980
                                                               ---------           -----------
         Total current liabilities                                88,934               119,184

Long-term debt                                                   282,853               300,245

Deferred income taxes                                            158,536               155,360

Other long-term liabilities                                       67,982                65,699
                                                               ---------           -----------
         Total liabilities                                       598,305               640,488

Commitments and contingencies

Shareholders' equity:
   Common stock                                                      544                   544
   Capital in excess of par value                                 41,036                41,669
   Retained earnings                                             486,107               511,019
   Accumulated other comprehensive loss                           (2,370)               (2,843)
                                                               ---------           -----------
     Total                                                       525,317               550,389

   Less cost of common stock in treasury                        (173,054)             (177,686)
                                                               ---------           -----------

         Total shareholders' equity                              352,263               372,703

           Total liabilities and shareholders' equity           $950,568            $1,013,191
                                                               =========           ===========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                   9/30/01         9/30/00
                                                                 ------------    ------------
Cash flows from operating activities:
   Net income (loss)                                              $(2,567)           $31,861
   Items included in net income (loss) not using cash:
     Depreciation, depletion and amortization                      34,519             35,811
     Loss (gain) on disposition of fixed assets                    (1,861)               452
     Unusual items                                                 60,908              3,336
     Expense related to 401(k) plans                                1,103              1,531
   Change in assets and liabilities:
     Accounts receivable                                          (22,242)           (13,516)
     Inventories                                                      885             11,446
     Other assets and prepaid expenses                            (23,047)           (22,696)
     Accounts payable, accrued compensation and
       other expenses, deferred income taxes
       and other long-term liabilities                             (6,441)             2,369
     Income taxes payable                                          (5,738)             1,376
     Deferred income taxes - noncurrent                             2,640              8,883
                                                                ---------           --------
Net cash provided by operating activities                          38,159             60,853
                                                                ---------           --------

Cash flows from investing activities:
     Proceeds from disposal of fixed assets                         2,580                116
     Net proceeds from sale of Ecusta Division                     14,505                 --
     Additions to plant, equipment and timberlands                (36,325)           (17,511)
                                                                ---------           --------
Net cash used in investing activities                             (19,240)           (17,395)
                                                                ---------           --------

Cash flows from financing activities:
   Net payment of debt                                            (17,740)            (6,464)
   Dividends paid                                                 (22,302)           (22,232)
   Proceeds from stock option exercises                             2,576                 40
                                                                ---------           --------
Net cash used in financing activities                             (37,466)           (28,656)
                                                                ---------           --------

Effect of exchange rate changes on cash                               346                  8
                                                                ---------           --------

Net increase (decrease) in cash and cash equivalents              (18,201)            14,810

Cash and cash equivalents:
   At beginning of year                                           110,552             76,035
                                                                ---------           --------
   At end of period                                               $92,351            $90,845
                                                                =========           ========

Supplemental disclosure of cash flow information:
Cash paid for:
   Interest                                                       $14,863            $15,403
   Income taxes                                                    13,625              9,123

See accompanying notes to condensed consolidated financial statements.

                  P. H. GLATFELTER COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share excludes the dilutive impact of common stock equivalents and is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share includes the effect of potential dilution from the issuance of common stock, pursuant to common stock equivalents, using the treasury stock method. A reconciliation of the Registrant's basic and diluted earnings (loss) per share follows with the dollar and share amounts in thousands (except per-share amounts):

                                           Three Months Ended                   Nine Months Ended
                                               September 30                       September 30
                                           ------------------                   -----------------
                                          2001            2000               2001              2000
                                        -------          -------          --------           -------
                                         Shares           Shares           Shares             Shares
                                        -------          -------          --------           -------
Basic per-share factors                  42,647           42,361            42,527            42,316
Effect of potentially dilutive
 employee incentive plans:
      Restricted stock awards               129               95                --                99
      Performance stock awards               23               43                --                43
      Employee stock options                291               --                --                --
                                        -------          -------          --------           -------
Diluted per-share factors                43,090           42,499            42,527            42,458
                                        =======          =======          ========           =======

Net income (loss)                       $ 4,541          $ 7,179          $ (2,567)          $31,861

Basic and diluted earnings
 (loss) per share                       $  0.11          $  0.17          $  (0.06)          $  0.75

      Fully diluted loss per share is not presented for the nine months ended September 30, 2001 as the Registrant incurred a net loss, which causes potentially dilutive shares to be antidilutive. An aggregate of 370,000 potentially dilutive shares have been excluded from the computation of diluted loss per share for the first nine months of 2001.

      Basic and diluted earnings (loss) per share was $.11 and $(.06) for the three months and nine months ended September 30, 2001, respectively, as presented on the unaudited Condensed Consolidated Statements of Income
      (Loss). These per share amounts reflect the negative impact of after-tax charges resulting from the impairment and disposal of one of the Registrant's divisions during the second and third quarters of 2001 and a settlement of an environmental matter during the second quarter of 2001 (unusual items). The effect of these charges was $.14 and $.93 per share for the three months and nine months ended September 30, 2001, respectively (see Note 2).

      Basic and diluted earnings per share of $.75 for the nine months ended September 30, 2000, as presented on the Condensed Consolidated Statement of Income, reflects the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share (see Note 2).

2.    UNUSUAL ITEMS

      On August 9, 2001, the Registrant completed the sale of its Ecusta facility and two of its operating subsidiaries ("Ecusta Division") and certain of the Registrant's receivables for $22,726,000, plus the assumption of certain liabilities related to the Ecusta Division's business. The cash amount of $22,726,000 includes $4,000,000 for certain receivables and the amount paid for cash balances held by the subsidiaries at the time of the sale.

      The Registrant's total charge to earnings associated with the sale for the nine months ended September 30, 2001 was $58,408,000 ($37,381,000 after tax) of which $50,000,000 ($32,000,000 after tax) was recognized as an impairment charge related to the Ecusta Division's assets during the second quarter of 2001. The $58,408,000 pre-tax charge is net of a $15,358,000 pre-tax gain related to the curtailment and settlement of pension obligations related to employees who transferred to the buyer. The Registrant also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove facility's wastewater discharge permit (see Note 5).

      During the first quarter of 2000, the Registrant finalized a restructuring plan decreasing its tobacco paper manufacturing capacity, which included the voluntary early retirement of 42 salaried employees. As a result, the Registrant incurred a charge of $3,336,000 ($2,120,000 after tax) in the first quarter of 2000. The amount of actual termination benefits paid and charged against the liability as of September 30, 2001 was $1,174,000. In addition, the buyer of the Ecusta Division (see above) assumed approximately $800,000 of this liability.


3.    RECENT ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001 and issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001.

      SFAS No. 141 is effective for all business combinations occurring after June 30, 2001 and requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of SFAS No. 141 had no impact on the Registrant's consolidated financial position or results of operations.

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and establishes revised reporting requirements for goodwill and other intangible assets. Upon adoption, the Registrant will no longer amortize goodwill unless evidence of impairment exists; goodwill will be evaluated on at least an annual basis. As of September 30, 2001, the Registrant has approximately $10,600,000 in unamortized goodwill and has recorded approximately $500,000 in goodwill amortization for the nine months ended September 30, 2001. The Registrant will adopt SFAS No. 142 on January 1, 2002.

      SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Registrant will adopt SFAS No. 142 on January 1, 2003.

      SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes new guidelines for the valuation of long-lived assets. The Registrant will adopt SFAS No. 144 on January 1, 2002.

      The Registrant is currently evaluating the impact of adopting SFAS Nos. 142, 143 and 144 on its consolidated financial position and results of operations.

      On January 1, 2001, the Registrant adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments and measurements to use hedge accounting. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

      The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133.
      Due to the Registrant's limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

      During the fourth quarter of 2000, the Registrant adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with the provisions of EITF 00-10, certain shipping and handling costs that the Registrant had previously recorded as a deduction in determining net sales have been reclassified as cost of products sold. As a result of adopting EITF 00-10, the Registrant has reclassified such shipping and handling costs on its Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2000 to reflect comparable reporting.


4.   COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) was $6,583,000 and $5,809,000 for the third quarter of 2001 and 2000, respectively, and $(2,094,000) and $29,420,000 for the first nine months of 2001 and 2000, respectively. Comprehensive income (loss) is defined as net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss) includes the effects of
      (1) changes in certain currency exchange rates relative to the U.S. dollar, (2) the impact of the sale of the Ecusta Division on the Registrant's cumulative translation adjustment for the third quarter and first nine months of 2001, and (3) changes in the fair value of derivative instruments held by the Registrant (see Note 3).

5.   COMMITMENTS AND CONTINGENCIES

      The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of its mills. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures in past years. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources. Because environmental regulations are not consistent worldwide, the Registrant's ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

      Subject to permit approvals, the Registrant has undertaken an initiative at its Spring Grove facility under the Voluntary Advanced Technical Incentive Program of the United States Environmental Protection Agency ("EPA") to comply with the requirements of the "Cluster Rules" regulating certain air emissions and wastewater discharges. This initiative, the Registrant's "New Century Project," will require capital expenditures currently estimated at approximately $30,000,000 to be incurred before April 2004. The Registrant expects such expenditures to begin during the first quarter of 2002.

      On September 7, 2000, the Pennsylvania Department of Environmental Protection ("DEP") issued to the Registrant a renewed wastewater discharge permit for the Spring Grove facility. On September 7, 2000, DEP also issued to the Registrant an administrative order calling for achievement of the limitations in the permit on a schedule extending until 2007. The Registrant appealed both the permit and the order to the Pennsylvania Environmental Hearing Board because, among other things, it was concerned that it would not be able to meet certain discharge limitations contained in the permit. The Pennsylvania Public Interest Research Group and several other parties (collectively "Penn PIRG") also appealed the permit and intervened in the Registrant's permit appeal. The Registrant reached a conditional settlement of these administrative matters subject to the settlement of the Penn PIRG litigation described below.

      In June 1999, Penn PIRG filed a citizen suit under the federal Clean Water Act and the Pennsylvania Clean Streams Law seeking a reduction in the Spring Grove facility's discharge of color, civil penalties and reimbursement for costs of litigation. The parties have settled this litigation. Under the terms of the settlement, to which the Pennsylvania DEP became a party, the Registrant agrees to achieve an alternative limitation for color by April 2004. In addition, under the terms of the settlement the Registrant will create a permanent endowment for certain environmental and recreational improvement projects in the Codorus Creek watershed, and the Registrant will pay Penn PIRG certain litigation costs related to this lawsuit. The total cost to the Registrant under this settlement is $2,500,000 (see Note 2). This settlement agreement was entered by the United States District Court for the Middle District of Pennsylvania, and DEP has issued to the Registrant an amended permit calling for achievement of the alternative color limitation by April 2004 and, at the same time, rescinded the 2000 administrative order.

      In 1999, EPA and DEP issued to the Registrant separate Notices of Violation ("NOVs") alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate preconstruction air quality permits in conjunction with certain modifications to the Registrant's Spring Grove facility. EPA and DEP primarily alleged that the Registrant's modifications produced significant net emissions increases in certain air pollutants that should have been covered by permits containing reduced emissions limitations.

      For all but one of the modifications cited by EPA, the Registrant applied for and obtained from DEP the preconstruction permits that the Registrant concluded were required by applicable law. EPA reviewed those applications before the permits were issued. DEP's NOV pertained only to the modification for which the Registrant did not receive a preconstruction permit. The Registrant conducted an evaluation at the time of this modification and determined that the preconstruction permit cited by EPA and DEP was not required. The Registrant has been informed that EPA and DEP will seek substantial emissions reductions, as well as civil penalties, to which the Registrant believes it has meritorious defenses. Nevertheless, the Registrant is unable to predict the ultimate outcome of these matters or the costs involved.

      The Registrant has previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the lower Fox River and in Green Bay, downstream of the Registrant's Neenah, Wisconsin facility. As described below, various sovereigns have formally notified seven potentially responsible parties ("PRPs"), including the Registrant, that they are potentially responsible for investigation, cleanup and natural resource damages, arising from this contamination under the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes.

      On October 2, 2001, the Wisconsin Department of Natural Resources ("DNR") and EPA issued drafts of the reports resulting from the remedial investigation and the feasibility study of the lower Fox River and Green Bay. On that same day, DNR and EPA issued a Proposed Remedial Action Plan ("PRAP") for cleanup of the lower Fox River and Green Bay, with estimated total costs of $307,600,000 (without a contingency factor) to implement the governments' proposed remedy. The largest component of the estimated costs is attributable to large-scale sediment removal by dredging. Based on cost estimates of large-scale dredging remedies at other sites, certain interested parties believe that the PRAP's cost projections may be significantly underestimated.

      The Registrant does not believe that the remedial activities proposed by DNR and EPA are appropriate or cost effective. The Registrant believes that a protective remedy can be implemented at a much lower actual cost than would be incurred performing large-scale dredging. The public and interested parties may submit comments on the PRAP until the extended deadline of January 21, 2002. The Registrant intends to advocate vigorously for the implementation of environmentally protective alternatives that do not rely upon large-scale dredging. EPA, in consultation with DNR, will consider comments on the PRAP and will then select a remedy to address the contaminated sediment.

      Wisconsin has asserted claims against the identified PRPs regarding alleged injuries to natural resources under its trusteeship in the lower Fox River and Green Bay. In January 1997, DNR, the Wisconsin Department of Justice ("WDOJ"), and the seven identified PRPs entered into an agreement to conduct a cooperative natural resource damages assessment regarding these alleged injuries. Wisconsin asserts that this assessment agreement has been terminated effective August 15, 2001. While the assessment has not been completed, DNR and WDOJ have proposed to enter into a settlement with another PRP regarding its share of the natural resource damages liability. The proposed settlement does not state explicitly the total amount of natural resource damages claimed, but it calls for the PRP to spend $7,000,000 on resource restoration projects.

      The United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes, and the Michigan Attorney General also claim to be trustees for natural resources injured by PCBs in the lower Fox River and Green Bay. In June 1994, FWS notified the Registrant and other PRPs that it considered them potentially responsible for natural resource damages. The federal, tribal and Michigan agencies claiming to be trustees have proceeded with the preparation of an NRDA separate from the work performed by DNR. While the final report of assessment will be delayed until after the selection of a remedy, on October 25, 2000, the federal trustees released a restoration and compensation determination plan that values the natural resource damages for injured resources at between $176,000,000 and $333,000,000.

      The Registrant is seeking settlement with the Wisconsin agencies and with the federal government for all of its potential liabilities for response actions and natural resource damages associated with the site. The Registrant believes that the federal, tribal and Michigan natural resource damages claims are without merit, and that the federal natural resource damages assessment is technically and procedurally flawed. The Registrant further maintains that its share of any liability as among the seven identified PRPs is much less than one-seventh of the whole and that additional responsible parties exist other than the seven PRPs identified by the governments.

      The Registrant currently is unable to predict the ultimate costs to the Registrant related to this matter, because the Registrant cannot predict which remedy will be selected for the site, the costs thereof, or the ultimate amount of natural resource damages, nor can the Registrant predict its share of these costs or damages.

      The Registrant continues to believe it is likely that this matter will result in litigation. However, the Registrant maintains that the removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that the Registrant will be successful in arguing that removal of PCB-contaminated sediments is inappropriate or that it would prevail in any resulting litigation.

      The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, natural resource damage and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, and the number and financial resources of any other PRPs. The Registrant continues to evaluate its exposure and the level of its reserves, including, but not limited to, its potential share of the costs and damages (if any) associated with the lower Fox River and the Bay of Green Bay.

      The Registrant believes that it is insured against certain losses related to the lower Fox River, depending on the nature and amount thereof. Insurance coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. The Registrant does not know when the insurers' investigations as to coverage will be completed.

      The Registrant's current assessment, after consultation with legal counsel, is that it should be able to manage these environmental matters without a long-term, material adverse impact on the Registrant. These matters could, however, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations or could result in a default under the Registrant's loan covenants. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters, that the Registrant's share of costs and/or damages for these matters will not exceed its available resources, or that such obligations will not have a long-term, material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. If the Registrant is not successful in managing these environmental matters and is ordered to implement the remedy proposed in the PRAP, such remedy would have a material adverse effect on the Registrant's consolidated financial condition, liquidity and results of operations and would result in a default under the Registrant's loan covenants.


6.    DISCLOSURE STATEMENT

      In the opinion of the Registrant, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000. Certain reclassifications have been made to the prior periods' financial information to conform to those classifications used in 2001.

                         INDEPENDENT ACCOUNTANTS' REPORT



P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 2001, the related condensed consolidated statements of income (loss) for the three months and nine months ended September 30, 2001 and 2000, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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



Deloitte & Touche LLP

Philadelphia, Pennsylvania
October 15, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.


RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income (Loss) is shown below.

                                                                   Comparison of
                                      -----------------------------------------------------------------
                                          Three Months Ended                     Nine Months Ended
                                      September 30, 2001 and 2000           September 30, 2001 and 2000
                                      ---------------------------           ---------------------------
                                                           Increase (Decrease)
                                                          (dollars in thousands)
Net sales                           $(32,741)             (18.4)%          $(48,863)              (8.9)%
Other income - net                       821               22.3%              2,385               23.3%
Cost of products sold                (36,321)             (25.1)%           (51,044)             (11.3)%
Selling, general and
   Administrative expenses              (781)              (5.5)%                88                0.2%
Interest on debt                        (240)              (6.0)%              (373)              (3.0)%
Income tax provision (benefit)          (348)              (8.7)%           (18,293)            (102.6)%
Net income (loss)                     (2,638)             (36.7)%           (34,428)            (108.1)%

Net Sales

Net sales decreased $32,741,000, or 18.4%, for the third quarter of 2001 compared to the third quarter of 2000. Of this decrease, approximately $29,000,000 was due to lower net sales from the Registrant's Ecusta Division, as defined below, during the third quarter of 2001 compared to the third quarter of 2000. As described in "UNUSUAL ITEMS," the Registrant sold its Ecusta facility and two of its operating subsidiaries ("Ecusta Division") on August 9, 2001 and no longer has sales from this division. Excluding the results of the Ecusta Division, the Registrant experienced an overall decrease in net sales due to lower sales volume caused primarily by unfavorable market conditions within some of its businesses. Partially offsetting the impact of these conditions on sales volume was the timing of the Registrant's Spring Grove facility's annual scheduled maintenance shutdown. During 2001, this shutdown occurred in June, whereas the 2000 shutdown occurred in July. Lower average net selling prices resulting from unfavorable market conditions also contributed to the decrease in net sales. Such market conditions resulted in a weaker mix of products sold as well as lower selling prices for certain products.

Net sales for the first nine months of 2001 decreased $48,863,000, or 8.9%, compared to the like period of 2000. Of this decrease, approximately $43,000,000 was attributable to lower net sales from the Ecusta Division. Prior to being sold, the Ecusta Division had lower sales for the first seven months of 2001 compared to the like period of 2000 due to the Registrant's restructuring efforts to improve the profitability of the Ecusta Division. Certain unprofitable equipment was shut down resulting in lost sales volume (see Note 2 to the Registrant's unaudited condensed consolidated financial statements). Net sales from the rest of the Registrant's operations decreased as result of lower average net selling prices due to reduced pricing and a weaker mix of products sold.

The Registrant classifies its sales into two product groups: specialized printing papers and engineered papers (which includes tobacco papers). The following net sales analysis for both product groups excludes the results of the Ecusta Division.

Net sales of specialized printing papers decreased 12.1% in the third quarter of 2001 compared to the third quarter of 2000 due to a 5.7% decrease in sales volume and a 6.7% decrease in average net selling prices. Net sales of specialized printing papers for the first nine months of 2001 decreased 7.7% from the corresponding period of 2000. This decrease was due to a 4.3% reduction in sales volume in addition to a 3.6% decrease in average net selling prices. The decrease in average net selling prices for both the third-quarter and first-nine-months comparisons was caused by lower selling prices for certain products as well as a change in product mix. Although overall market demand has been weak, the Registrant has been able to increase its market share, thereby maintaining its third-quarter 2001 sales volume compared to second quarter 2001. The Registrant believes this market will remain challenging during the fourth quarter and into early 2002.

Net sales of engineered papers, excluding tobacco papers, increased 10.1% and 4.3% for the three months and nine months ended September 30, 2001, respectively, versus the like periods of 2000 due primarily to increased sales volume. Lower average net selling prices partially offset the higher sales volume for both the three months and nine months ended September 30, 2001 compared to the like periods of 2000. The Registrant expects this market to remain relatively stable through the remainder of 2001 with the potential for selective pricing concessions.

Net sales of tobacco papers (excluding the Ecusta Division) increased 16.5% in the third quarter of 2001 compared to the third quarter of 2000 due to a 40.4% increase in sales volume, partially offset by a 17.0% decrease in average net selling prices. Net sales of tobacco papers for the first nine months of 2001 increased 27.9% versus the corresponding period of 2000. This increase was due to a 43.8% increase in sales volume, partially offset by an 11.1% decrease in average net selling prices. As described above, the Registrant sold its Ecusta Division on August 9, 2001. As part of this sale, the Registrant entered into a supply agreement with the buyer to continue the manufacture and sale of tobacco papers at its Gernsbach, Germany facility exclusively to the buyer. This agreement has sustained the sales volume of the Registrant's remaining tobacco papers business despite lower average selling prices. The Gernsbach facility expects to transition its tobacco papers production to other products over the next few years.

Other Income - Net

Other income - net increased $821,000, or 22.3%, and $2,385,000, or 23.3%, for the third quarter and first nine months of 2001, respectively, compared to the corresponding periods of 2000. Energy sales - net decreased $437,000 and increased $449,000 for the three months and nine months ended September 30, 2001, respectively, versus the comparable periods in 2000. The third quarter decrease was due to scheduled maintenance on the power generation equipment at the Registrant's Spring Grove facility during the third quarter of 2001. Additionally, approximately one and one-half months of energy sales were lost in the second quarter of 2000 due to equipment problems. Interest on investments and other - net decreased $251,000 and increased $99,000 in the third quarter of 2001 and the first nine months of 2001, respectively, versus the same periods in 2000. Gain from property dispositions, etc - net increased $1,509,000 and $1,837,000 for the three months and nine months ended September 30, 2001 compared to the like periods of 2000. The Registrant sold a parcel of land during the third quarter of 2001 from which it recognized a gain of approximately $1,700,000. No significant land sales were recognized in 2000.

Cost of Products Sold and Gross Margin

Cost of products sold decreased $36,321,000, or 23.9%, for the third quarter of 2001 versus the third quarter of 2000 and decreased $51,044,000, or 11.3%, for the first nine months of 2001 versus the first nine months of 2000. Of the third-quarter change, approximately $32,000,000 is due to lower cost of products sold from the Ecusta Division during the third quarter of 2001 compared to the third quarter of 2000. Cost of products sold attributable to the Ecusta Division were approximately $46,000,000 lower for the first nine months of 2001 compared to the like period of 2001. As previously noted, the Ecusta Division was sold during the third quarter of 2001. Sales volume at the Ecusta Division prior to the sale in 2001 was lower than in 2000 due to the Registrant's restructuring efforts.

Cost of products sold also decreased comparatively for both the third quarter and the first nine months due to lower raw material costs, specifically market pulp and wastepaper. Market pulp prices have dropped steadily from January 2001 through September 2001. The Registrant expects that market pulp prices will remain relatively steady throughout the remainder of the year and into the first quarter of 2002 with the possibility a small increase. Partially offsetting the above decreases in costs were higher energy costs.

The Registrant continued to realize benefits from its cash savings project, known as "DRIVE," through the third quarter of 2001. Such savings began in the second quarter of 2000. As of September 30, 2001, the Registrant had implemented portions of the DRIVE project that are expected to realize over $40,000,000 per year in sustainable cash savings.

Income resulting from the overfunded status of the Registrant's defined benefit pension plans decreased cost of products sold by $5,643,000 and $5,990,000 for the third quarter of 2001 and 2000, respectively. Pension income decreased cost of products sold by $18,518,000 and $17,878,000 for the first nine months of 2001 and 2000, respectively.

Excluding the results of the Ecusta Division, cost of products sold per ton decreased 5.2% for the third quarter of 2001 versus the same period of 2000, resulting in an increase in gross margin per ton of 10.2%. Additionally, for the first nine months of 2001 versus the same period of 2000, cost of products sold per ton, excluding the Ecusta Division, decreased 1.0% resulting in an increase in gross margin per ton of 0.5%.

As a result of the aforementioned items, excluding the results of the Ecusta Division, gross margin as a percentage of net sales increased to 21.6% for the third quarter of 2001 from 19.2% for the like quarter of 2000. For the nine months ended September 30, 2001 gross margin as a percentage of sales increased to 22.0% from 21.8% for the same period of 2000.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses for the third quarter of 2001 were $781,000, or 5.5%, lower than the third quarter of 2000. For the first nine months of 2001, SG&A expenses increased $88,000, or 0.2%, from SG&A expenses for the like period of 2000. Decreased SG&A expense was the result of no longer operating the Ecusta Division. Such decreases for the nine months ended September 30, 2001 were more than offset by increased legal and professional fees related to the Registrant's strategic initiatives.

Pension income reduced SG&A expenses by $1,862,000 for the third quarter of 2001 while pension income reduced SG&A expenses by $1,467,000 for the same quarter of 2000. For the first nine months of 2001 and 2000, pension income reduced SG&A expenses by $4,743,000 and $3,900,000, respectively.

Interest on Debt - Net

Interest on debt - net decreased $240,000, or 6.0%, for the three months ended September 30, 2001 and decreased $373,000, or 3.0%, for the first nine months of 2001 versus the comparable periods of 2000. These decreases were primarily due to lower average debt balances due principally to net payment of debt. In addition, interest on debt - net decreased as interest expense denominated in Deutsche marks was translated to a relatively stronger U.S. dollar for the periods indicated.

UNUSUAL ITEMS

On August 9, 2001, the Registrant completed the sale of Ecusta Division and certain of the Registrant's receivables for $22,726,000, plus the assumption of certain liabilities related to the Ecusta Division's business. The cash amount of $22,726,000 includes $4,000,000 for such receivables and the amount paid for cash balances held by the subsidiaries at the time of the sale.

The Registrant's total charge to earnings associated with the sale for the nine months ended September 30, 2001 was $58,408,000 ($37,381,000 after tax) of which $50,000,000 ($32,000,000 after tax) was recognized as an impairment charge related to the Ecusta Division's assets during the second quarter of 2001. The $58,408,000 pre-tax charge is net of a $15,358,000 pre-tax gain related to the curtailment and settlement of pension obligations related to employees who transferred to the buyer. The Registrant also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove facility's wastewater discharge permit (see Note 5 to the Registrant's unaudited condensed consolidated financial statements).

During the first quarter of 2000, the Registrant finalized a restructuring plan decreasing its tobacco paper manufacturing capacity, which included the voluntary early retirement of 42 salaried employees. As a result, the Registrant incurred a charge of $3,336,000 ($2,120,000 after tax) in the first quarter of 2000. The amount of actual termination benefits paid and charged against the liability as of September 30, 2001 was $1,174,000. In addition, the buyer of the Ecusta Division (see above) assumed approximately $800,000 of this liability.


IMPACT PROJECT

In July 2000, the Registrant initiated its IMPACT project, which is focused on identifying and implementing changes to the Registrant's organization and its business processes. The initial phase, the preliminary design work, has been completed. The second phase of the IMPACT project, which includes the installation of an enterprise resource planning system, is underway and is expected to extend over the next few years. Total spending on the IMPACT project is expected to be approximately $49,000,000, of which approximately $45,000,000 is capital related. During the nine months ended September 30, 2001, the Registrant capitalized $13,700,000 related to this project. During 2000, the Registrant capitalized approximately $5,200,000 on the IMPACT project.


FINANCIAL CONDITION

Liquidity

Cash and cash equivalents decreased $18,201,000 during the first nine months of 2001 principally due to cash used in financing activities and investing activities of $37,466,000 and $19,240,000, respectively. Cash used in financing activities was principally for dividend payments and net payment of debt. Cash used in investing activities was for additions to plant, equipment and timberlands, partially offset by cash provided from net proceeds from the sale of the Ecusta Division (see "UNUSUAL ITEM"). Cash used in investing and financing activities was partially offset by cash provided by operations of $38,159,000.

The Registrant's Condensed Consolidated Statement of Cash Flow ("Cash Flow Statement") for the nine months ended September 30, 2001 reflects the pre-tax loss on the disposition of the Ecusta Division as an "unusual item". Changes in the

Ecusta Division's assets and liabilities, with the exception of taxes, are not reflected as changes in assets and liabilities in the Cash Flow Statement.

Decreases reflected in the Registrant's Condensed Consolidated Balance Sheet ("Balance Sheet") related to inventory, plant, equipment and timberlands - net and current liabilities from December 31, 2000 to September 30, 2001 are primarily due to the disposition of the Ecusta Division. The increase in accounts receivable - net from December 31, 2000 to September 30, 2001 in the Balance Sheet is due to the decrease in accounts receivable as a result of the sale of the Ecusta Division being more than offset by an increase in accounts receivable from the remaining businesses and the recognition of income tax receivables being recorded primarily as a result of the loss on disposition of the Ecusta Division. Accounts receivable for the remaining businesses have increased primarily due to higher sales for approximately one month preceding September 30, 2001 compared to approximately one month preceding December 31, 2000.

To finance the acquisition of S&H Papier-Holding GmbH, on December 22, 1997, the Registrant entered into the Revolving Credit Facility with a syndicate of major lending institutions. The Revolving Credit Facility enables the Registrant to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at the Registrant's option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at the Registrant's option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of the Registrant's debt ratings as published by Standard & Poor's and Moody's. As of September 30, 2001, the Registrant's outstanding borrowings were EUR 141,356,5000 (approximately $129,621,000) under the Revolving Credit Facility.

In January 1999, the Registrant entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $23,400,000 as of September 30, 2001). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, the Registrant receives a floating rate of the three-month DM LIBOR plus twenty basis points and pays a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

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

The Registrant expects to meet all its near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and its existing Revolving Credit Facility or other bank lines of credit and, if prudent, other long-term debt. As of August 6, 2001, in connection with the sale of the Ecusta Division, the Registrant amended its Revolving Credit Facility to reflect changes to certain financial covenants and other matters.

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

To the extent that the Registrant's financial instruments expose the Registrant to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for the Registrant's Revolving Credit Facility and 6-7/8% Notes as of September 30, 2001. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to the Registrant for debt with similar terms and remaining maturities and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                            Year of Maturity
                                 -------------------------------------------------------------------------
                                                      (dollar amounts in thousands)                                    Fair Value at
Debt:                             2001          2002        2003         2004         2005       Thereafter     Total     9/30/01
                                 -------      -------      -------      -------      -------     ----------    --------   ---------
     Fixed rate --               $   545      $ 1,169      $   462      $   933      $ 1,075      $150,294     $154,478    $150,542
       Average interest rate        6.86%        6.86%        6.87%        6.87%        6.87%         6.87%
     Variable rate --            $           $129,621      $    --      $    --      $            $     --     $129,621    $129,621
       Average interest rate        4.00%        4.00%          --           --           --            --

Interest rate swap agreements:
     Variable to fixed swaps--   $    --     $ 46,885      $    --      $            $    --      $     --       46,885     $   131

       Average pay rate             3.42%        3.42%          --           --           --            --
       Average receive rate         4.00%        4.00%          --           --                         --

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

Capital Expenditures

The Registrant expended $36,325,000, including $13,700,000 for its IMPACT project, on capital projects for the first nine months of 2001 compared to $17,511,000 for the first nine months of 2000. Capital spending during 2001 is expected to be approximately $64,000,000, of which approximately $25,000,000 relates to the IMPACT project.

Business Strategies

For more than a year, the Registrant has been developing strategies to position its business for the future. Execution of these strategies is intended to result in a reorganization of the Registrant's business to capitalize on its strengths in customer relationships, innovation, technology and people and its leadership positions in certain markets. Internally, the Registrant is working to improve the efficiency of its operations. Externally, the Registrant is looking to strengthen its business through strategic alliances and joint ventures, as well as potential acquisition opportunities or dispositions of under-performing or non-strategic assets.


ENVIRONMENTAL MATTERS

The Registrant is subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of its mills. To comply with environmental laws and regulations, the Registrant has incurred substantial capital and operating expenditures in past years. During 2000, 1999 and 1998, the Registrant incurred approximately $16,700,000, $15,800,000 and $17,700,000, respectively, in operating costs related to complying with environmental laws and regulations. The Registrant anticipates that environmental regulation of its operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, the Registrant may incur obligations to remove or mitigate any adverse effects on the environment allegedly resulting from its operations, including the restoration of natural resources, and liability for personal injury and damage to property, including natural resources.

In particular, the Registrant remains open to negotiations with the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("DEP") regarding the air Notices of Violation ("NOVs") under the federal and state air pollution control laws. The Registrant continues to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which the Registrant's Neenah facility is located. The Registrant also has achieved a settlement with DEP and the Pennsylvania Public Interest Research Group and several other parties (collectively "Penn PIRG") regarding the wastewater discharge permit for its Spring Grove facility that required a one-time, pre-tax charge of $2,500,000 during the second quarter of 2001.

The costs associated with environmental matters are presently unknown but could be substantial and perhaps exceed the Registrant's available resources. The Registrant's current assessment, after consultation with legal counsel, is that it should be able to manage these environmental matters without a long-term, material adverse impact on the Registrant. These matters could, however, at any particular time or for any particular period, have a material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations or could result in a default under the Registrant's loan covenants. Moreover, there can be no assurance that the Registrant's reserves will be adequate to provide for future obligations related to these matters or that such obligations will not have a long-term, material adverse effect on the Registrant's consolidated financial condition, liquidity or results of operations. If the Registrant is not successful in managing these environmental matters and is ordered to implement the remedy proposed in the PRAP, such remedy would have a material adverse effect on the Registrant's consolidated financial condition, liquidity and results of operations and would result in a default under the Registrant's loan covenants.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2.


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

Accordingly, the Registrant identifies the following important factors, among others, which could cause its results to differ from any results which might be projected, forecasted or estimated by the Registrant in any such forward-looking statements: (i) variations in demand for or pricing of its products; (ii) the Registrant's ability to identify, finance and consummate future alliances or acquisitions; (iii) the Registrant's ability to develop new, high value-added engineered products; (iv) the Registrant's ability to identify and implement its planned cost reductions pursuant to its DRIVE project and changes to its business processes contemplated by its IMPACT project; (v) changes in the cost or availability of raw materials used by the Registrant, in particular market pulp, pulp substitutes and wastepaper; (vi) changes in energy-related costs;
(vii) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (viii) the gain or loss of significant customers and/or on-going viability of such customers; (ix) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by EPA and DEP, the costs of natural resource restoration or damages related to the presence of PCBs in the lower Fox River on which the Registrant's Neenah facility is located; (x) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (xi) adverse results in litigation; (xii) fluctuations in currency exchange rates; and (xiii) disruptions in production and/or increased costs due to labor disputes.

Item 6.  Exhibits

(a)   Exhibits

                  Number            Description of Documents
                  ------            ------------------------
                    15              Letter in Lieu of Consent Regarding Review
                                    Report of Unaudited Interim Financial
                                    Information


(b)               REPORTS ON FORM 8-K

                  Item 5
                           Current Report on Form 8-K dated August 9, 2001.

                           Current Report on Form 8-K dated October 2, 2001.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        P. H. GLATFELTER COMPANY



Date:   November 14, 2001

                                                        C. Matthew Smith
                                                        Corporate Controller

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
