Form 10-K
period 2001-12-31
GLATFELTER P H CO
filed 2002-03-27
CIK 41719

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                              COMMISSION FILE NUMBER
DECEMBER 31, 2001                                                                      1-3560

                            P. H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                 23-0628360
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

    96 SOUTH GEORGE STREET, SUITE 500                         17401
           YORK, PENNSYLVANIA                              (Zip Code)
(Address of principal executive offices)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                 (717) 225-4711
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      COMMON STOCK                       NEW YORK STOCK EXCHANGE
  (Title of each class)        (Name of each exchange on which registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates at February 27, 2002 was $465,893,015.

                  COMMON STOCK OUTSTANDING AT MARCH 19, 2002:
                               43,454,214 SHARES
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Report on Form 10-K: Proxy Statement dated April 9, 2002 (Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      [This page intentionally left blank]

                            P. H. GLATFELTER COMPANY

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 2001

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1    Business....................................................    1
Item 2    Properties..................................................    7
Item 3    Legal Proceedings...........................................    8
Item 4    Submission of Matters to a Vote of Security Holders.........    9

                                  PART II
Item 5    Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   11
Item 6    Selected Financial Data.....................................   12
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   13
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   22
Item 8    Financial Statements and Supplementary Data.................   23
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   49

                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........   49
Item 11   Executive Compensation......................................   49
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   49
Item 13   Certain Relationships and Related Transactions..............   49

                                  PART IV
Item 14   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   50

SIGNATURES

SCHEDULE II

                                     PART I

ITEM 1.  BUSINESS

     Glatfelter, a paper manufacturing company, began operations in Spring Grove, Pennsylvania in 1864 and was incorporated as a Pennsylvania corporation in 1905. We have two paper mills located in the United States: Spring Grove, Pennsylvania and Neenah, Wisconsin. We also have paper mills in Gernsbach, Germany and Scaer, France and own and operate a manufacturing facility in Wisches, France and an abaca pulpmill in the Philippines. We manufacture engineered papers and specialized printing papers.

     Our engineered papers are used in the manufacture of a variety of products, including tea bags, metalized beverage labels, decorative laminates, food product casings, stencil papers, photo-glossy ink jet papers, greeting cards, medical dressings, highway signs and striping, billboard graphics, decorative shopping bags, playing cards, postage stamps, filters, cigarette papers, labels and surgical gowns. Sales of these papers are generally made directly to the converter of the paper. Engineered papers are manufactured in each of our mills.

     Most of our specialized printing paper products are directed at the uncoated free-sheet portion of the industry. Our specialized printing paper products are used principally for the printing of case bound and quality paperback books, envelope converting and commercial and financial printing. Specialized printing papers are manufactured in each of our mills except the Scaer mill.

     In 2001, sales of paper for book publishing and commercial printing generally were made through wholesale paper merchants, whereas sales of paper to converters and financial printers generally were made directly. Net sales to each of our customers were less than 10% of net sales during 1999, 2000 and 2001. Net sales to one customer, Central National-Gottesman Inc. (which buys paper through its division, Lindenmeyr Book Publishing), in 2001 were approximately 11% of total net sales excluding the Ecusta Division, which was sold in 2001.

     During August 2001, we completed the sale of our Ecusta facility in Pisgah Forest, North Carolina and its operating subsidiaries ("Ecusta Division"). The impact of this sale is described in the "Unusual Items" section of our Management's Discussion and Analysis of Financial Condition and Results of Operations (see Item 7).

     Prior to our sale of the Ecusta Division, approximately 49% and 25% of the Ecusta Division and Gernsbach mill's 2001 net sales, respectively, were made to a limited number of tobacco companies. Subsequent to the sale of the Ecusta Division, all tobacco papers sales of the Gernsbach mill, or approximately 19% of its net sales, were sold to the buyer of the Ecusta Division under a supply agreement. The supply agreement, which expires on July 31, 2004, calls for a reduction in supply of these papers in each year through the agreement's expiration. We plan to replace the lost volume of tobacco papers sales with other engineered papers, specifically overlay papers. In connection with this plan, we are proceeding with an investment of approximately $30 million to expand our capacity to produce overlay and other papers at the Gernsbach mill. This project will be complete upon the expiration of the supply agreement. Our decision to sell the Ecusta Division and transition our Gernsbach mill's tobacco papers sales to overlay papers greatly reduces our exposure to the difficult economic and competitive conditions facing paper suppliers of the tobacco industry.

     See Note 10 to our 2001 Consolidated Financial Statements in Item 8 for other sales and geographic disclosure.

     We are continuously developing and refining strategies to position our business for the future. Execution of these strategies is intended to result in a reorganization of our business to capitalize on our strength in customer relationships, technology and people and our leadership position in certain markets. Internally, we are working to improve the efficiency of our operations. Externally, we are looking to strengthen our business through strategic alliances and joint ventures, as well as potential acquisition opportunities or dispositions of under-performing or non-strategic assets.

     The competitiveness of the markets in which we sell our products varies. The necessity for technical expertise limits the number of competitors for our engineered papers. There are a number of companies in the United States manufacturing specialized printing papers, and no one company holds a dominant position. Capacity in the worldwide uncoated free-sheet industry, which includes uncoated specialized printing papers, has declined in recent years and is not expected to increase significantly for the next few years. Service, product performance and technological advances are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

     Backlogs are generally not significant in our business, as substantially all of our customer orders are produced within 30 days of receipt. A backlog of unmade customer orders is monitored primarily for purposes of scheduling production to optimize paper machine performance. From time to time, we may determine that the backlog of unmade orders, along with high finished goods inventory levels, may be insufficient to warrant a full schedule of paper machine production. In these circumstances, certain paper machines may be temporarily shut down until backlog and inventory levels justify a resumption of operations.

     The principal raw material used at the Spring Grove mill is pulpwood. In 2001, we acquired approximately 75% of our pulpwood from saw mills and independent logging contractors and 25% from Company-owned timberlands located in Delaware, Maryland, Pennsylvania, and Virginia. These timberlands are maintained for the purpose of providing wood to our Spring Grove mill. Occasionally, some product from our timberlands may be sold to outside parties, but such transactions are not significant. During 2001, hardwood and softwood purchases constituted 49% and 51% of the pulpwood acquired, respectively. Hardwoods are available within a relatively short distance of our Spring Grove mill. Softwood is obtained primarily from Maryland, Delaware and Virginia. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners. Over the past five years, we have acquired 5,144 acres of woodlands and now supply approximately 38% of the softwood and 5% of hardwood requirements of the Spring Grove mill from our own timberland.

     The Spring Grove pulpmill converts pulpwood into wood pulp for use in its papermaking operations. In addition to the pulp it produces, the Spring Grove mill purchases market pulp from others. During 2001, approximately 11% of the Spring Grove mill's pulp requirements were supplied through the purchase of pulp from third parties.

     During 2001, approximately 71% of the Neenah mill's fiber requirements were met with pulp made at Neenah from high-grade, recycled wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. It is anticipated that there will be an adequate supply of wastepaper in the future.

     The principal raw materials used by the Schoeller & Hoesch ("S&H") mills in Gernsbach and Scaer are purchased wood pulp and abaca pulp provided by S&H's Philippine pulpmill. The current supply of such materials is sufficient for the present operations of these mills. We plan to invest $6,000,000 in capital to expand the capacity of the abaca pulpmill by 2004 in order to meet the anticipated future needs of the Gernsbach and Scaer facilities. This expansion is part of our strategy to transition our remaining tobacco papers to long-fiber and overlay papers.

     Wood and other pulp purchased from others for all our current facilities comprised approximately 101,000 short tons or 24% of our total 2001 fiber requirements. The average cost of purchased pulp during 2001 was lower than in 2000. Market pulp prices decreased steadily through August 2000 and increased slightly in October. Aside from minor price decreases in the first quarter of 2002, pulp prices are expected to remain steady throughout 2002.

     The Spring Grove facility generates 100% of the steam and electricity required for operations. This facility also produces excess electricity, which is sold to the local power company under a long-term co-generation contract. These net energy sales were $9,661,000 in 2001. Principal fuel sources used by the Spring Grove facility are coal, recycled pulping chemicals, bark and wood waste, and oil (#2 and #6), which were used to produce approximately 59%, 35%, 5% and 1%, respectively, of the total energy generated at the Spring Grove facility in 2001.

     During 1998, the Neenah facility began purchasing steam under a twenty-year contract from a facility of Minergy Corporation. This facility, which is located adjacent to our Neenah facility, processes paper mill sludge from our Neenah facility as well as other mills in the Neenah area. During 2001, the Neenah facility generated 21% of its required steam and purchased the balance from Minergy Corporation. The Neenah facility generates a portion of its electric power requirements (12% in 2001) and purchases the remainder. Gas was used to produce almost all of the mill's internally generated steam during 2001; fuel oil was used to generate the remainder.

     The Gernsbach and Scaer facilities both generate all the steam required for operations. The Gernsbach facility generated approximately 32% of its 2001 electricity and purchased the balance. Gas was used to produce almost all of Gernsbach's internally generated energy during 2001. The Scaer facility purchased all of its 2001 electric power requirements.

     We have approximately 2,400 active full-time employees and consider the overall relationship with our employees to be satisfactory.

     Hourly employees at our U.S. facilities are represented by different locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union. A five-year labor agreement that covers approximately 300 employees at the Neenah facility was ratified in August 1997 and will expire in August 2002. A five-year labor agreement that covers approximately 700 employees in Spring Grove was ratified in January 1998 and will expire in January 2003. Under these agreements, wages increase by 3% per year for the duration of the agreements.

     Approximately 860 of our S&H employees are represented by various unions. A labor agreement covering approximately 640 employees at the Gernsbach facility expired on February 28, 2002. A labor agreement covering approximately 140 employees at the Scaer facility expired on January 31, 2002. The terms and conditions of these expired agreements will remain in effect until the new agreements are negotiated, though any wage increase negotiated in the new agreements will be retroactive to the respective expiration dates of the old agreements. We are not directly involved in these negotiations as paper industry representatives are negotiating the agreements. This situation is not unusual in Germany and France, and we do not believe that the lack of an agreement will result in any significant operational interruptions.

     Approximately 50 employees at our abaca pulpmill in the Philippines are covered by a labor agreement, which expires in September 2002. Under this agreement, employees received a 2001 wage increase of 42.50 Philippine Pesos per day. The 2002 wage increase will be determined by the new agreement in September 2002.

ENVIRONMENTAL MATTERS

     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources, and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. For information with respect to such compliance, reference is made to Item 3 of this report.

     Compliance with governmental and environmental regulations and requirements is an absolute necessity. To meet environmental requirements, we have undertaken a variety of projects. Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the United States Environmental Protection Agency ("EPA") in the "Cluster Rule". This initiative, the "New Century Project," will require capital expenditures currently estimated at approximately $32,500,000 to be incurred before April 2004. Through 2001, we have invested approximately $2,400,000 in this project including $900,000 in 2001. We estimate that $6,700,000, $18,000,000 and $5,400,000 will be spent on this project during 2002, 2003 and 2004, respectively. The Cluster Rule is a 1998 federal regulation in which the EPA aims to regulate air and water emissions from certain pulp and paper mills, including kraft pulp mills such as our Spring Grove facility. Issued under both the Clean Air Act and the Clean Water Act, the Cluster Rule establishes baseline emissions limits for toxic and non-conventional pollutant releases to both water and air.

     In total, we spent $1,700,000 on environmental capital projects in 2001 and we estimate spending $7,400,000, $19,900,000 and $6,800,000 in 2002, 2003 and
2004, respectively, for such projects. In our 2000 Form 10-K, we estimated environmental capital expenditures for 2001 and 2002 that were higher than the amounts noted above. Our actual 2001 and current estimates for projected environmental related capital expenditures reflect a change in the timing of these expenditures, primarily due to a delay in the receipt of permits related to several of these projects. The aggregate amount of projected environmental related capital expenditures has not changed significantly; however, a more significant amount of these expenditures is now expected to be incurred subsequent to 2002.

     SPRING GROVE, PENNSYLVANIA -- AIR. In 1999, EPA and the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP") issued to us separate Notices of Violation ("NOVs") alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with certain modifications to our Spring Grove facility. EPA and the Pennsylvania DEP primarily alleged that our modifications produced significant net emissions increases in certain air pollutants that should have been covered by permits containing reduced emissions limitations.

     For all but one of the modifications cited by EPA, we applied for and obtained from the Pennsylvania DEP the pre-construction permits that we concluded were required by applicable law. EPA reviewed those applications before the permits were issued. The Pennsylvania DEP's NOV pertained only to the modification for which we did not receive a pre-construction permit. We conducted an evaluation at the time of this modification and determined that the pre-construction permit cited by EPA and the Pennsylvania DEP was not required. We have been informed that EPA and the Pennsylvania DEP will seek substantial emissions reductions, as well as civil penalties, to which we believe we have meritorious defenses. Nevertheless, we are unable to predict the ultimate outcome of these matters or the costs involved.

     NEENAH, WISCONSIN -- WATER. We have previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility uses wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of NCR(R)-brand carbonless copy paper in the wastepaper that was received from others and recycled.

     As described below, various state and federal governmental agencies have formally notified seven potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The six other identified PRPs include NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp., WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Company, and U.S. Paper Mills Corp. (now owned by Sonoco Products Company).

     CERCLA establishes a two-part liability structure that makes responsible parties liable for (1) "response costs" associated with the remediation of a release of hazardous substances and (2) NRDs related to that release. Courts have interpreted CERCLA to impose joint and several liability on responsible parties, subject to equitable allocation in certain instances. Prior to a final settlement by all responsible parties and the final cleanup of the contamination, uncertainty regarding the application of such liability will persist.

     On October 2, 2001, the Wisconsin Department of Natural Resources ("Wisconsin DNR") and EPA issued drafts of the reports resulting from the remedial investigation and the feasibility study of the PCB contamination of the lower Fox River and the Bay of Green Bay. On that same day, the Wisconsin DNR and EPA issued a Proposed Remedial Action Plan ("PRAP") for the cleanup of the lower Fox River and the Bay of Green Bay, estimating the total costs associated with the proposed response action at $307,600,000 (without a contingency factor) over a 7-to-18-year time period. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. Based on cost estimates of large-scale dredging response actions at other sites, we believe that the PRAP's cost projections may underestimate actual costs of the proposed remedy by over $800,000,000.

     We do not believe that the response action proposed by the Wisconsin DNR and EPA is appropriate or cost effective. We believe that a protective remedy for Little Lake Butte des Morts, the portion of the river that is closest of our Neenah facility, can be implemented at a much lower actual cost than would be incurred performing large-scale dredging. We also believe that an aggressive effort to remove the PCB-contaminated sediment, much of which is buried under cleaner sediment or is otherwise unlikely to move and which is abating naturally, would be environmentally detrimental and, therefore, inappropriate at all locations of the river. We have proposed to dredge and cap certain delineated areas with relatively higher concentrations of PCBs in Little Lake Butte des Morts. We have accrued an amount to cover this project, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities.

     We have submitted comments to the PRAP that advocate vigorously for the implementation of environmentally protective alternatives that do not rely upon large-scale dredging. EPA, in consultation with the Wisconsin DNR, will consider comments on the PRAP and will then select a remedy to address the contaminated sediment. Because we have thus far been unable to persuade the EPA and the Wisconsin DNR of the correctness of our assessment (as evidenced by the issuance of the PRAP), we are becoming less confident that an alternative remedy totally excluding large-scale dredging will be implemented. Therefore, we have increased the reasonably possible estimate of our potential cost in this matter. The issuance of the PRAP has not materially impacted the amount we have accrued for this matter, however, as we continue to believe that ultimately we will be able to convince the EPA and the Wisconsin DNR that large-scale dredging is inappropriate.

     As noted above, NRD claims are theoretically distinct from costs related to the primary remediation of a Superfund site. Calculating the value of NRD claims is difficult, especially in the absence of a completed remedy of the underlying contamination. The State of Wisconsin has informally asserted claims for NRDs against the identified PRPs regarding alleged injuries to natural resources under its alleged trusteeship in the lower Fox River and the Bay of Green Bay. To date, Wisconsin has not prepared any estimates of the alleged value of its NRD settlements nor finalized any claims from which that value could be estimated. Based on available information, we believe that any NRD claims that Wisconsin may bring will likely be legally and factually without merit.

     The United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes and the Michigan Attorney General also assert that they possess NRD claims related to the lower Fox River and the Bay of Green Bay. In June 1994, FWS notified the seven identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment separate from the Wisconsin DNR. While the final assessment will be delayed until after the selection of a remedy, the federal trustees released a plan on October 25, 2000 that values the NRDs for injured natural resources between $176,000,000 and $333,000,000. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claim alleged by the federal, tribal and Michigan entities are legally and factually without merit.

     We are seeking settlement with the Wisconsin agencies and with the federal government for all of our potential liabilities for response costs and NRDs associated with the contamination. The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each PRP that estimate the volumetric share of the discharge from our Neenah facility to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower. We further maintain that we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable. We have entered into interim cost-sharing agreements with four of the other six PRPs, pursuant to which the PRPs have agreed to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River. These interim cost-sharing agreements have no bearing on the final allocation of costs related to this matter. Based upon our evaluation of the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination, we believe our share of any liability among the seven identified PRPs is much less than one-seventh of the whole.

     We also believe that additional potentially responsible parties exist other than the seven identified PRPs, which are all paper companies. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper containing PCBs to each of the recycling mills, including our Neenah facility, are also potentially responsible for this matter.

     We currently are unable to predict our ultimate cost related to this matter, because we cannot predict which remedy will be selected for the site, the costs thereof, the ultimate amount of NRDs, or our share of these costs or NRDs.

     We continue to believe it is likely that this matter will result in litigation. We maintain that the removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that we will be successful in arguing that removal of PCB-contaminated sediments is inappropriate or that we would prevail in any resulting litigation.

     The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves, relating to unasserted claims, for environmental remediation and other environmental liabilities for those environmental matters for which it is probable that an assertion will be made and an obligation exists and for which the amount of the obligation is reasonably estimable. As of December 31, 2001 and December 31, 2000, we have accrued reserves of approximately $28,800,000 and $26,400,000, respectively, representing our best estimate within a range of possible outcomes, which would cover the cost of our proposed project regarding Little Lake Butte des Morts, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. Changes to the accrual reflect our best estimate of the ultimate outcome and considers changes in the extent and cost of the remedy, the status of negotiations with the various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. Based upon our assessment as to the ultimate outcome to this matter, we accrued and charged $2,400,000 to pre-tax earnings each year in 2001, 2000 and 1999.

     Based on analysis of currently available information and experience with respect to the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with these matters may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $200,000,000 over a period that is undeterminable but could range between 10 to 20 years or beyond. The upper limit of such range is substantially larger than the amount of our reserves. The estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based. In order to establish the upper limit of such range, we used assumptions that are the least favorable to us among the range of assumptions pertinent to reasonably possible outcomes. We believe that the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the range is remote.

     In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the PRAP, at a significantly higher cost than estimated in the PRAP. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or will occur, and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility. In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We did not consider the financial condition of a smaller, non-public PRP as financial information is not available, and we do not believe its contribution to be material. We have also considered that over a number of years, certain PRPs were under the ownership of large multinational companies, who appear to retain some liability for this matter. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs (if any) associated with the lower Fox River and the Bay of Green Bay.

     We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. Insurance coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. We do not know when the insurers' investigations as to coverage will be completed, and we are uncertain as to what the ultimate recovery will be and whether it will be significant in relation to the losses for which we have accrued.

     SUMMARY. Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on us. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial condition, liquidity or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial condition, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedy proposed in the PRAP, such order would have a material adverse effect on our consolidated financial condition, liquidity and results of operations and would result in a default under our loan covenants.

ITEM 2.  PROPERTIES

     Our executive offices are located in York, Pennsylvania and our paper mills are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; and Scaer, France.

     The Spring Grove facility includes six uncoated paper machines with a daily capacity ranging from 18 to 305 tons and an aggregate annual capacity of about 308,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. The Spring Grove facility has a Specialty Coater ("S-Coater") and an off-line combi-blade coater, which yield a potential annual production capacity for coated paper of approximately 62,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. We view the S-Coater as an important asset, which will allow us to expand our more profitable engineered paper products. The Spring Grove facility also includes a pulpmill, which has a production capacity of approximately 650 tons of bleached pulp per day.

     We also have a precipitated calcium carbonate ("PCC") plant at our Spring Grove facility. This plant produces PCC at a lower cost than could be purchased from others and lowers the need for higher-priced raw material typically used for increasing the opacity and brightness of certain papers.

     The Neenah facility, consisting of a paper manufacturing mill and offices, is located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 158,000 tons and a wastepaper de-inking and bleaching plant with an annual capacity of approximately 95,000 tons.

     Our subsidiary, S&H, owns and operates paper mills in Gernsbach, Germany and Scaer, France, as well as a manufacturing facility in Wisches, France. S&H also owns a pulpmill in the Philippines which supplies substantially all of the abaca pulp requirements of the S&H paper mills.

     The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 38,000 tons. In addition, the Gernsbach facility has the capacity to produce 8,700 tons of metalized papers annually, using a lacquering machine and two metalizers. The base paper used to manufacture the metalized paper is purchased. The Scaer facility includes two paper machines with an aggregate annual lightweight capacity of approximately 4,400 tons of finished paper. The Philippine pulpmill has an aggregate annual capacity of approximately 9,300 tons of abaca pulp. Of this amount, approximately 7,700 tons are supplied to the Gernsbach and Scaer paper mills, with the remainder being sold to outside parties. The Gernsbach and Scaer paper mills obtain all of their abaca pulp from the Philippine pulpmill.

     The Glatfelter Pulp Wood Company, a subsidiary of ours, owns and manages approximately 115,000 acres of land, most of which is timberland.

     We own substantially all of the properties used in our papermaking operations, except for certain land leased from the City of Neenah under leases expiring in 2050, on which wastewater treatment, storage and other facilities and a parking lot are located. The leases with the City of Neenah cover approximately seven acres of land at an annual rent of approximately $3,500. We own our operating equipment with the exception of some leased vehicles. All of our properties, other than those which are leased, are free from any material liens or encumbrances. We consider all our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

ITEM 3.  LEGAL PROCEEDINGS

     For a discussion of the separate NOVs issued to Glatfelter by EPA and the Pennsylvania DEP and the potential legal proceedings involving the lower Fox River and the Bay of Green Bay, see "Environmental Matters" in Item 1 of this report.

     In June 1999, the Pennsylvania Public Interest Research Group and several other parties (collectively, "PennPIRG") filed a citizens suit under the federal Clean Water Act and the Pennsylvania Clean Streams Law alleging that we had been operating our Spring Grove facility in violation of a 1984 wastewater discharge permit. We disagreed with this allegation; however, the parties settled the litigation, as described below, prior to the issuance of a final adjudication. In its citizens suit, PennPIRG sought civil penalties, reimbursement for costs of litigation and a reduction in the Spring Grove facility's discharge of color
(a) immediately and (b) to a level lower than that achievable with the New Century Project. This project, as described in Item 1, is intended, among other things, to achieve by April 2004 a level of color in the receiving stream consistent with the level required in all similar streams in Pennsylvania.

     A "discharge of color" describes the presence in the facility's water effluent of materials, primarily lignins and tannins, which are natural glues and saps, found in trees, which discolor the water. The lignins and tannins are not themselves toxic, and we believe that the receiving stream is not environmentally impacted by the color. In September 2000, the Pennsylvania DEP issued a renewed permit that required us to comply with more stringent limits on color discharges than had been in place. We appealed the permit, as did PennPIRG.

     On October 26, 2001, the United States District Court for the Middle District of Pennsylvania approved a settlement between the parties to the citizens suit to which the Pennsylvania DEP joined. Under this settlement, the Court established a compliance schedule that would require achievement of water quality limits consistent with those contemplated under the New Century Project by April 2004. We also agreed to the implementation of certain projects encompassed by the New Century Project consistent with the timetable set forth in our water discharge permit requiring completion of the projects by April 2004. These projects include improvements in brownstock washing, installation of an oxygen delignification bleaching process and 100 percent chlorine dioxide substitution. We believe these projects will enable us to achieve compliance with the final permit limits. We presently do not anticipate difficulties in implementing the New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

     In addition to these projects, under the terms of the settlement, we have created a permanent endowment for certain environmental and recreational improvement projects in the Codorus Creek watershed, and have paid PennPIRG certain litigation costs related to this lawsuit. Our total cost accrued and paid under this settlement in 2001 was $2,500,000. The administrative appeals filed by Glatfelter and PennPIRG have been dismissed as moot.

     We are voluntarily cooperating with an investigation by the Pennsylvania DEP, which commenced in February 2002, of our Spring Grove facility related to certain discharges which are alleged to be unpermitted, to the Codorus Creek. There is no indication that these discharges had an impact on human health or on the environment. Although this investigation could result in the imposition of a fine or other punitive measures, we currently do not know what, if any, actions will be taken.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

EXECUTIVE OFFICERS                                    OFFICE                           AGE
------------------                                    ------                           ---
G. H. Glatfelter II.........  Chairman and Chief Executive Officer(a)                  50
R. P. Newcomer..............  President and Chief Operating Officer(b)                 53
G. MacKenzie................  Executive Vice President and Chief Financial Officer(c)  52
C. M. Smith.................  Corporate Controller(d)                                  43
R. S. Wood..................  Chief Strategy Officer(e)                                44
J. R. Anke..................  Treasurer(f)                                             56
G. K. Federer...............  Vice President -- Finance and Business Support(g)        44
R. L. Inners II.............  Vice President -- Operations & Supply Chain(h)           43
C. L. Missimer..............  Vice President -- Environment, Health and Safety(i)      50
M. R. Mueller...............  Corporate Counsel and Secretary; Director of Policy and
                              Compliance(j)                                            41
D. C. Parrini...............  Vice President -- Sales and Marketing(k)                 37
P. M. Yaffe.................  Vice President -- Government and Public Affairs(l)       53
W. T. Yanavitch.............  Vice President -- Human Resources(m)                     41

     Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the annual meeting of the Board of Directors held immediately after the annual meeting of shareholders.
---------------

(a) Mr. Glatfelter currently serves as Chairman and Chief Executive Officer. From April 2000 to February 2001, he was Chairman, President and Chief Executive Officer. From June 1998 to April 2000, he was Chief Executive Officer and President. From September 1995 to June 1998, he was Senior Vice President.

(b) Mr. Newcomer currently serves as President and Chief Operating Officer. From June 2000 to February 2001, he was Executive Vice President. From June 1998 to June 2000, he was Executive Vice President and Chief Financial Officer. From May 1997 to June 1998, he was Senior Vice President and Chief

     Financial Officer. From September 1995 to April 1997, he was Senior Vice President, Treasurer and Chief Financial Officer. Mr. Newcomer is a director of the Burnham Corporation, Lancaster, Pennsylvania.

(c) Mr. MacKenzie became Executive Vice President and Chief Financial Officer in September 2001. From November 2000 to September 2001 he was Vice Chairman of Hercules Incorporated. From April 2000 to October 2000, he was Executive Vice President and Chief Financial Officer of Hercules Incorporated. From 1999 to March 2000, he was Executive Vice President, Hercules Incorporated, President, Chemical Specialties Segment and Chief Financial Officer. From 1996 to 1999 he was Senior Vice President and Chief Financial Officer of Hercules Incorporated. Mr. MacKenzie is a member of the Board of Trustees of the Medical Center of Delaware and the Investment Committee at the University of Delaware. He is also on the board of directors of C&D Technologies, Inc., Blue Bell, Pennsylvania where he is chair of the Audit Committee and a member of the board of directors of Central Vermont Public Service Corporation.

(d) Mr. Smith became Corporate Controller in September 2001. From June 2000 to September 2001 he was Chief Financial Officer and continued to serve as Assistant Secretary. From December 1999 to June 2000, he was Assistant Secretary and Vice President -- Finance. From December 1998 to December 1999, he was Vice President -- Finance. From August 1998 to December 1998, he was Vice President -- Finance, Assistant Secretary and Controller. From May 1993 to August 1998, he was Controller.

(e) Mr. Wood became Chief Strategy Officer in June 2000. From December 1999 to June 2000, he was Vice President -- Administration. From August 1998 to December 1999, he was Vice President -- Administration and Secretary. From May 1997 to August 1998, he was Secretary and Treasurer. From October 1992 to May 1997, he was Secretary and Assistant Treasurer.

(f) Mr. Anke became Treasurer in September 1998. From June 1997 to September 1998, he was Chief Financial Officer for the Senator John Heinz Pittsburgh Regional History Center. From September 1996 to June 1997, he was a consultant to AMSCO International, Inc. From April 1994 to September 1996, he was Vice President and Treasurer of AMSCO International, Inc., where he was responsible for treasury, insurance, retirement plan and international functions and supervised approximately forty employees.

(g) Mr. Federer became Vice President -- Finance and Business Support in December 2000. From June 1997 to December 2000, he was Managing Director, Papierfabrik Schoeller & Hoesch GmbH & Co. KG. From December 1992 to June 1997, he was Director of Finance, Papierfabrik Schoeller & Hoesch GmbH & Co. KG.

(h) Mr. Inners became Vice President -- Operation and Supply Chain in June 2000. From August 1998 to June 2000, he was Director of Operations, Glatfelter Division. From October 1995 to August 1998, he was Spring Grove Mill Manager.

(i) Mr. Missimer became Vice President -- Environment, Health and Safety in February 2001. From July 2000 to February 2001 he was Vice
     President -- Environmental Affairs. From January 1999 to July 2000, he was Corporate Environmental Director. From November 1990 to January 1999, he was Assistant Corporate Environmental Manager.

(j) Mr. Mueller became Corporate Counsel and Director of Policy and Compliance in June 2000 and has served as Secretary since December 1999. He was Associate Counsel from June 1998 to June 2000. From September 1996 to June 1998, he was a co-owner and Vice President of Scheller, Inc., where he was responsible for the administration of the company.

(k) Mr. Parrini became Vice President -- Sales and Marketing in December 2000. From July 2000 to December 2000, he was Vice President -- Sales and Marketing, Glatfelter Division and Corporate Strategic Marketing. From June 1999 to December 2000, he was Vice President -- Sales and Marketing, Glatfelter Division. From August 1998 to June 1999, he was National Sales and Marketing Manager, Glatfelter Division. From December 1997 to August 1998, he was National Sales Manager, Glatfelter Division. From 1993 to December 1997 he was North American Sales Manager -- Technical Products & ARC Divisions, A.W. Chesterton Company, where he was responsible for sales, marketing and business development for the specialty chemical and polymer composite divisions and supervised approximately thirty employees.

(l) Mr. Yaffe became Vice President -- Government and Public Affairs in September 2000. From March 1997 to September 2000, he was Vice
     President -- Public Policy of Philadelphia Gas Works, where he was responsible for establishing advocacy communications and corporate responsibility programs and supervised approximately ten employees. From December 1995 to March 1997, he was owner of the Yaffe Group, where he consulted with clients on government relations and public affairs.

(m) Mr. Yanavitch became Vice President -- Human Resources in July 2000. From October 1998 to July 2000, he was Director of Human Resources for the Ceramco and Trubyte Divisions of Dentsply, where he was responsible for all human resources activities and acted as chief spokesperson for union contracts and employee benefits. From December 1993 to October 1998, he was Director of Human Resources for the Trubyte Division of Dentsply, where he was responsible for daily human resources activities. In his positions with Dentsply, Mr. Yanavitch supervised approximately ten employees.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES AND DIVIDENDS PAID INFORMATION

     The table below shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol "GLT" and the dividends paid per share for each quarter during the past two years.

                                            2001                          2000
                                 ---------------------------   ---------------------------
QUARTER                           HIGH     LOW     DIVIDENDS    HIGH     LOW     DIVIDENDS
-------                          ------   ------   ---------   ------   ------   ---------
1st............................  $13.22   $11.30     $.175     $14.63   $10.13     $.175
2nd............................   16.10    12.21      .175      11.81     9.81      .175
3rd............................   16.37    12.25      .175      12.19    10.00      .175
4th............................   15.98    13.95      .175      13.75     9.88      .175

     As of March 19, 2002, we had 2,584 shareholders of record. A number of the shareholders of record are nominees.

ITEM 6.  SELECTED FINANCIAL DATA

                SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                              YEARS ENDED DECEMBER 31
                       ----------------------------------------------------------------------
                         2001         2000          1999        1998        1997       1996
                       --------    ----------    ----------   --------    --------   --------
                                      (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales............  $635,691    $  724,720    $  705,491   $727,312    $585,520   $583,505
Income (loss) before
 accounting changes..     6,958(b)     44,000(c)     41,425     36,133(d)   45,284     60,399
Basic earnings (loss)
 per share before
 accounting changes..      0.16(b)       1.04(c)       0.98       0.86(d)     1.07       1.41
Diluted earnings
 (loss) per share
 before accounting
 changes.............      0.16(b)       1.04(c)       0.98       0.86(d)     1.07       1.41
Total assets.........   960,724     1,023,325     1,003,780    990,738     937,583    715,310
Debt.................   277,755       306,822       329,770    356,459     348,665    150,000
Cash dividends
 declared per common
 share...............  $   0.70    $     0.70    $     0.70   $   0.70    $   0.70   $   0.70

                                  YEARS ENDED DECEMBER 31
                       ---------------------------------------------
                         1995        1994         1993        1992
                       --------    ---------    --------    --------
                          (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
Net sales............  $623,709(a) $ 478,302(a) $473,509(a) $540,057(a)
Income (loss) before
 accounting changes..    65,828     (118,251)(e)   20,409(g)   56,544
Basic earnings (loss)
 per share before
 accounting changes..      1.50        (2.67)(e)     0.46(g)     1.28
Diluted earnings
 (loss) per share
 before accounting
 changes.............      1.49        (2.67)(e)     0.46(g)     1.27
Total assets.........   673,107      650,810(f)  847,087(h)  648,464
Debt.................   150,000      174,100     150,000      10,100
Cash dividends
 declared per common
 share...............  $   0.70    $    0.70    $   0.70    $   0.70

---------------

(a)Does not reflect reclassification of prior-period shipping and handling costs from net sales to cost of products sold in accordance with recent accounting pronouncements. Pre-1996 shipping and handling costs have not been reclassified.
(b)After impact of an after-tax charge relating primarily to a loss on disposition of the Ecusta Division (unusual item) of $39,709,000.
(c)After impact of an after-tax restructuring charge (unusual item) of $2,120,000.
(d)After impact of an after-tax charge for voluntary early retirement enhancement program (unusual item) of $5,988,000.
(e)After impact of an after-tax charge for a writedown of impaired assets (unusual items) of $127,981,000.
(f)After impact of a pre-tax charge for a writedown of impaired assets (unusual items) of $208,949,000.
(g)After impact of an after-tax charge for rightsizing and restructuring (unusual items) of $8,430,000 and the effect of an increased federal corporate income tax rate of $3,587,000.
(h)Includes an increase of $61,062,000 for the adoption of Statement of Financial Accounting Standards No. 109.

                              OTHER FINANCIAL DATA

                                                  YEARS ENDED DECEMBER 31
                         --------------------------------------------------------------------------
                           2001       2000       1999       1998       1997       1996       1995
                         --------   --------   --------   --------   --------   --------   --------
                                                       (IN THOUSANDS)
Percent income before
 income taxes and
 accounting changes to
 net sales.............       1.8%       9.5%       9.2%       8.1%      12.6%      16.8%      17.3%(a)
Cash dividends declared
 on common stock.......  $ 29,827   $ 29,661   $ 29,538   $ 29,413   $ 29,548   $ 29,824   $ 30,701
Current assets.........   240,428    286,624    268,127    241,908    376,479    188,069    160,423
Current liabilities....   209,315    119,184    132,631    126,876    289,943     86,183     84,008
Working capital
 (current assets less
 current
 liabilities)..........    31,113    167,440    135,496    115,032     86,536    101,886     76,415
Shareholders' equity...   353,469    372,703    358,124    343,929    339,358    330,623    314,820
Common shares
 outstanding at
 December 31...........    42,750     42,391     42,246     42,085     42,150     42,540     43,435

                             YEARS ENDED DECEMBER 31
                         --------------------------------
                           1994       1993         1992
                         --------   --------     --------
                                  (IN THOUSANDS)
Percent income before
 income taxes and
 accounting changes to
 net sales.............        --(a)      7.5%(a)     16.8%(a)
Cash dividends declared
 on common stock.......  $ 30,884   $ 30,828     $ 30,904
Current assets.........   135,369    175,941      130,527
Current liabilities....   104,272     81,477       85,851
Working capital
 (current assets less
 current
 liabilities)..........    31,097     94,464       44,676
Shareholders' equity...   295,734    441,400      457,049
Common shares
 outstanding at
 December 31...........    44,200     43,987       44,057

---------------

(a)Does not reflect reclassification of prior-period shipping and handling costs from net sales to cost of products sold in accordance with accounting pronouncements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

     Any statements we set forth in this annual report or otherwise made in writing or orally with regard to our goals for revenues, cost reductions and return on capital, execution of our business model in a timely manner, expectations as to industry conditions and our financial results and cash flow, demand for or pricing of our products, margin enhancement, retention of key accounts, income growth, market penetration, development of new products and new and existing markets for our products, environmental matters, implementation of our integrated information technology platform, our ability to identify and execute future acquisitions which will enhance both our business growth and return on capital and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results which might be projected, forecasted or estimated in any such forward-looking statements: (i) variations in demand for or pricing of our products; (ii) our ability to identify, finance and consummate future alliances or acquisitions; (iii) our ability to develop new, high value-added engineered products; (iv) our ability to realize cost reductions pursuant to our DRIVE project and changes to business processes contemplated by our IMPACT project; (v) changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes and wastepaper, and changes in energy-related costs; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers and/or on-going viability of such customers;
(viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the Notices of Violation ("NOVs") issued by the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP"), the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit; (ix) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation;
(x) adverse results in litigation; (xi) fluctuations in currency exchange rates;
(xii) disruptions in production and/or increased costs due to labor disputes; and (xiii) our ability to enter into a new debt facility.

SIGNIFICANT AND SUBJECTIVE ESTIMATES

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, doubtful accounts, inventories, investments and derivative financial instruments, long-lived assets, and contingencies, including environmental matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements.

     We maintain reserves for expected sales returns and allowances based principally on our return practices and our historical experience. If actual sales returns differ from the estimated return rates projected, we may need to increase or decrease our reserves for sales returns and allowances, which could affect our reported income.

     We maintain allowances for doubtful accounts for estimated losses resulting from our customers' failure to make required payments. If customer payments were to differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts, which could affect our reported income.

     We maintain reserves for excess and obsolete inventories to reflect our inventory at the lower of its stated cost or market value. Our estimate for excess and obsolete inventory is based upon our assumptions about future demand and market conditions. If actual market conditions are more or less favorable than those we have projected, we may need to increase or decrease our reserves for excess and obsolete inventories, which could affect our reported income.

     We evaluate the recoverability of our long-lived assets, including property, equipment and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

     Accounting for defined-benefit pension plans require various assumptions, including but not limited to, discount rates, expected rate of return on plan assets and future compensation growth rates. Our retiree medical plans also require various assumptions, which include but are not limited to, discount rates and annual rates of increase in the per-capita costs of health care benefits. We evaluate these assumptions at least once each year and make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the assets and liabilities associated with our benefit plans.

     We maintain accruals for losses associated with environmental obligations when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties. Recoveries of environmental remediation costs from other parties, including insurance carriers, are recorded as assets when their receipt is deemed probable.

     Refer to Note 1 to our consolidated financial statements for a discussion of our accounting policies with respect to these and other items.

OVERVIEW

     We classify our sales into two product groups: (1) specialized printing papers and (2) engineered papers (including tobacco papers). The Glatfelter Division, which includes the Spring Grove, Pennsylvania and Neenah, Wisconsin paper mills, produces both specialized printing and engineered papers. The Schoeller & Hoesch Division ("S&H") includes paper mills in Gernsbach, Germany and Scaer, France. S&H produces specialized printing papers and engineered papers (including tobacco papers). We are in the process of changing our organization and information systems to manage our business in three separate business units: (1) engineered products, (2) printing and converting papers and
(3) long fiber and overlay papers. Our information systems do not currently provide the information necessary for reporting by business unit. Such information is expected to be available by the end of 2002.

     Overall demand for our products was fairly stable throughout 2001. Of our two product groups, specialized printing papers typically are more influenced by the impact of changes in economic conditions. During 2001, this portion of our business experienced some decline in demand and a resulting decrease in sales volume and some selling price concessions. Despite this weakness, we had some successes during 2001, including an increase in shipments for our book publishing papers in a year when overall industry shipments were down significantly. The current outlook for our specialized printing papers is for demand to remain weak throughout the first and second quarters of 2002. We believe that some improvement in conditions could occur in the third quarter of 2002.

     Our engineered papers tend to be less influenced by changing economic conditions. Demand for these products, excluding tobacco papers, remained fairly stable during 2001 and overall sales volume increases were realized. Pricing also remained fairly stable, although some price reductions did occur in selected markets. Our current outlook for these products is for stability to continue until mid-year, with the potential for improved conditions thereafter.

     After several years of declining market conditions, demand for our tobacco papers continued to weaken during the first half of 2001. In May 2001, we announced our intent to sell the Ecusta Division as the tobacco papers market was no longer compatible with our strategic direction (see "Unusual Items" below). As part of the sale, which was completed on August 9, 2001, we entered into a supply agreement with the buyer of the Ecusta Division. Under this agreement, which expires mid-year 2004, we will continue the manufacture and sale of tobacco papers at our Gernsbach, Germany facility exclusively for the buyer. This agreement allows us to transition our product mix from tobacco papers to other engineered products, more specifically to long-fiber and overlay papers. See "Capital Resources" below for a description of capital spending related to this transition.

     We have defined our Vision to become the global supplier of choice in specialty papers and engineered products and established goals to achieve revenue of $1 billion by 2004 with a sustainable average return on capital employed ("ROCE") of 17%. Despite our best efforts, economic conditions that have adversely affected our industry for the last several years have inhibited our progress in reaching our ROCE goal. In addition, a lack of external growth opportunities and the sale of our Ecusta Division have hindered our ability to achieve our revenue growth target. Therefore, it is doubtful that we will be able to achieve these financial goals in the foreseeable future.

2001 COMPARED TO 2000

     Overall, net sales in 2001 decreased $89,029,000, or 12.3%, compared to 2000. Excluding the Ecusta Division, net sales in 2001 decreased $10,044,000, or 1.8%, compared to 2000 due to a 2.1% decrease in average net selling prices, which were slightly offset by a net sales volume increase of 0.3%. Average net selling prices decreased primarily due to lower prices because of weaker economic conditions, as well as a weaker mix of products sold and the unfavorable impact of foreign currency translation. The following net sales analysis for both product groups, specialized printing papers and engineered products, excludes the results of the Ecusta Division.

     Net sales of specialized printing papers were lower in 2001 than in 2000 by 7.3% due principally to a 5.1% decrease in average net selling prices in addition to a decrease in net sales volume of 2.3%. The decreased average net selling prices resulted almost entirely from lower pricing as product mix remained relatively stable.

     Net sales of engineered papers (excluding tobacco papers) increased by 6.2% in 2001 versus 2000, as a 10.7% increase in net sales volume was partially offset by a 4.1% decrease in average net selling prices. Lower average net selling prices were due chiefly to reduced prices, as well as the unfavorable impact of foreign currency translation and a weaker mix of products sold.

     The cost of products sold decreased $87,632,000, or 14.8%, in 2001 compared to 2000. Excluding the Ecusta Division, cost of products sold decreased by $5,738,000, or 1.3%. Cost of products sold was lower in 2001 versus 2000 primarily due to lower market pulp prices, savings from our DRIVE initiative (see "DRIVE and IMPACT Projects" below) and increased pension income. Pension income, which is non cash, reduced cost of products sold by $24,346,000 in 2001 compared to $22,914,000 in 2000. Partially offsetting such cost reductions were higher energy costs for 2001. See Note 8 to the Consolidated Financial Statements for disclosure related to our retirement plans, including pension income.

     Selling, general and administrative ("SG&A") expenses increased by $386,000 in 2001 over 2000. Excluding the Ecusta Division, SG&A expenses increased by $5,698,000 net of changes in pension income, or 11.5%, from 2000 to 2001, which was due primarily to increased salaries and professional fees related to building our capabilities to effectively implement our strategic initiatives. Pension income, which is non cash, reduced SG&A expense by $6,332,000 in 2001 versus $5,195,000 in 2000. See Note 8 to the Consolidated Financial Statements.

     Gain from property dispositions, etc. -- net for 2001 increased to $3,598,000 from $2,029,000 in 2000. In the third quarter of 2001, we sold a 413-acre tract of land for which we received $1,729,000 in net cash proceeds resulting in a realized pre-tax gain of approximately $1,700,000. No significant sales of such properties occurred in 2000. From time to time, we divest certain tracts of our timberlands when we are offered attractive prices. While we do not actively solicit the sale of our timberlands, we are currently evaluating our overall timberland strategy.

     Earnings (excluding unusual items) before interest income and expense and taxes were $84,728,000 in 2001 compared to $84,524,000 in 2000. Excluding the Ecusta Division, earnings (excluding unusual items) before interest income and expense and taxes decreased by $7,891,000, or 9.2%. This was due to higher SG&A expenses and a lower gross margin, which were partially offset by higher gains from property dispositions, etc. -- net.

     Interest on investments and other -- net declined slightly in 2001 from 2000 from $3,820,000 to $3,589,000 primarily due to lower interest rates in 2001 compared to 2000 while higher average cash balances nearly offset such lower interest rates in 2001.

     Interest on debt was $15,689,000 in 2001 compared to $16,405,000 in 2000. This decrease was a result of lower average borrowings. Additionally, a stronger U.S. dollar relative to the Deutsche Mark ("DM") during 2001 caused lower reported interest expense from DM-denominated debt.

2000 COMPARED TO 1999

     Overall, net sales in 2000 increased $19,229,000, or 2.7%, compared to 1999. Though net sales volume was 0.8% higher in 2000 versus 1999, the majority of the net sales increase was due to a 1.9% increase in average net selling price.

     Sales of specialized printing papers were higher in 2000 than 1999 by 14.4%, primarily due to a 9.3% increase in average net selling prices resulting from improved pricing and product mix. Increased demand for these papers resulted in increased net sales volume of 4.6%.

     Sales of engineered papers (including tobacco papers) fell by 8.2% in 2000 versus 1999, as an 8.9% decrease in net sales volume was slightly offset by a 0.7% increase in average net selling price. The decrease in sales of engineered papers was largely due to a 17.6% decrease in net sales of tobacco papers. The majority of this decrease was due to a 16.2% decrease in net sales volume. The remainder results from a 1.7% decrease in average price. This decrease in sales was in large part a result of our 1999 announcement of tobacco papers selling price increases. As we expected, subsequent to the announcement, some of our tobacco papers customers sought other suppliers. During the year 2000, Ecusta Division tobacco paper sales declined by approximately 24% compared to 1999.

     The cost of products sold increased by 1.8% in 2000 compared to 1999. With energy costs abnormally high and market pulp price increases uncharacteristically outpacing selling price increases, we would have expected cost of products sold from 1999 to 2000 to have increased more than the 2.7% net sales increase. Pension income, which is non cash, reduced cost of products sold by $22,914,000 in 2000 compared to $20,100,000 in 1999. In addition, implementation of the DRIVE project reduced cost of products sold. Primarily as a result of the increase in pension income and cost savings associated with the DRIVE project, gross margin as a percentage of net sales increased to 18.4% for 2000 from 17.7% for 1999.

     The increase in selling, general and administrative expenses of $4,011,000 in 2000 versus 1999 was due primarily to increased spending on outside consulting services relating to our DRIVE and IMPACT projects.

     Gain from property dispositions, etc. -- net for 2000 decreased to about half of the 1999 gain from $4,076,000 to $2,029,000. In the first quarter of 1999, we sold a 268-acre tract of timberland for $1,000,000 in cash resulting in a realized gain of $976,000. During the remainder of 1999, we sold various fully-depreciated items, in addition to the rights to standing timber on select tracts of land. Subsequent to the first quarter of 1999, no single sale was material to our results of operations. No significant sales of such properties occurred in 2000.

     Earnings before interest income and expense and taxes were $84,524,000 (excluding the unusual item) in 2000 compared to $81,582,000 in 1999. This increase was driven primarily by improved profit margins at the Glatfelter and S&H divisions as increased sales volume spread fixed costs over a greater number of tons produced and sold. The Ecusta Division experienced lower sales volume, which decreased profit margins, thus partially negating the gains of the other divisions. The strengthening of the U.S. dollar with respect to the DM in 2000 also adversely affected earnings as foreign profits translated into fewer dollars. Finally, savings from our DRIVE project contributed to profits, but such savings were offset by the effects of a weaker economy as well as additional consulting costs incurred in 2000.

     Interest on investments and other -- net nearly doubled in 2000 from 1999 from $1,994,000 to $3,820,000. Our average cash holdings in 2000 were significantly higher than in 1999, yielding higher interest income. Additionally, cash was invested in higher yielding debt instruments throughout 2000 as compared to 1999.

     Interest on debt was $16,405,000 in 2000 compared to $18,424,000 in 1999. This decrease was a result of lower average borrowings, offset partially by higher interest rates. Such lower average borrowings were related to an 80% decrease in short-term debt stemming from payments made. Additionally, a stronger U.S. dollar relative to the DM during 2000 caused lower reported interest expense.

UNUSUAL ITEMS

     On May 16, 2001, we announced that we had entered into an agreement to sell our Ecusta facility and two of its operating subsidiaries ("Ecusta Division"). Because our Board of Directors had committed to a plan to dispose of the Ecusta Division by accepting an offer to sell the Division, subject to certain closing conditions, at a loss, on that date the assets of the Ecusta Division were reclassified as assets held-for-disposal, and thus the carrying amount of these assets was reduced to fair value. The decision to sell the Ecusta Division was made due to the determination that the business of the Ecusta Division, principally tobacco papers, did not fit with our long-term strategic plans.

     On August 9, 2001, we completed the sale of the Ecusta Division including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. The carrying value of the Ecusta Division totaled $61,467,000, after we recorded an impairment write down of $50,000,000 in the second quarter to reflect the fair value of the Ecusta Division. These assets were sold for $22,726,000 plus the assumption by the buyer of certain liabilities totaling $21,440,000 related to the Ecusta Division's business. The liabilities assumed by the buyer included accounts payable, accrued expenses and other liabilities related to the operation of the Ecusta Division's business. Our total charge to earnings associated with the sale was $58,408,000 including the $50,000,000 impairment charge recognized during the second quarter of 2001. The $58,408,000 pre-tax charge included $6,095,000 in transaction and other costs incurred upon sale of the Ecusta Division. Of this amount, approximately $1,900,000 related to transaction costs. The remainder related to certain liabilities accrued related to the transaction. Under the terms of the sale agreement, we are obligated to incur costs in the future related to certain long-term liabilities related to employee benefits ($2,000,000) and facility maintenance ($900,000) which would not have been necessary had we retained ownership interest in the Ecusta Division but were agreed to in order to consummate the transaction. The $58,408,000 pre-tax charge was net of a $14,988,000, pre-tax gain related to the curtailment and settlement of pension obligations and other retiree benefits related to employees who transferred to the buyer. The Ecusta Division contributed approximately $7,200,000 in operating profit during 2001 until its sale in August, had an operating loss of approximately $1,000,000 during 2000 and contributed approximately $13,300,000 in operating profit during 1999.

     We also recognized a $2,500,000 pre-tax charge during the second quarter of 2001 related to the settlement of an environmental matter in connection with the Spring Grove facility's wastewater discharge permit. The total unusual items recorded in 2001 were $60,908,000.

     During the first quarter of 2000, we finalized our restructuring plan and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction was completed during the first quarter of 2001 and resulted in the reduction of over 200 salaried and hourly jobs associated with our tobacco paper production capacity. We accrued and charged to expense $3,336,000 ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion of this restructuring, specifically 42 salaried employees. Of this amount, $2,182,000 related to enhanced pension benefits to be paid out of our retirement plans as discussed in our disclosure of retirement and other post-retirement benefits. The remaining $1,154,000 of this charge related to severance and other employee benefits to be paid using our assets. Approximately $800,000 of these liabilities were transferred to the buyer of the Ecusta Division. Unpaid amounts as of December 31, 2001 are expected to be paid by the end of 2005.

DRIVE AND IMPACT PROJECTS

     As of November 1, 2001, we completed the implementation of cost reduction programs designed to realize $40,000,000 at our current operations of annual cash cost savings identified during our on-going DRIVE project. Our employees generated over 7,000 cost savings ideas under DRIVE of which over 950 ideas were identified for implementation. DRIVE ideas included, among others, procurement initiatives and production process improvements to reduce the cost of raw materials, efficiency increases to improve paper machine speeds and quality yields, energy conservation programs and the outsourcing of our sheeting operation at the Neenah, Wisconsin facility. Because of the complex and highly integrated nature of our operations and the number of projects implemented, it is extremely difficult and cost prohibitive to determine the actual amount of cost savings realized. We do recognize, however, that upon completing the implementation of the DRIVE project, realized cost reductions have been largely offset by increases in on-going operating costs such as wages and salaries, fringe benefits, energy costs and professional and other costs. We continue to review our manufacturing processes for opportunities to improve efficiencies and effectiveness.

     Our IMPACT project is focused on identifying and implementing changes in our organization and business processes. We are currently in the second phase of IMPACT, which includes the installation of an enterprise resource planning system. This system, which will provide a common platform for purchasing, accounts payable, sales orders, cost accounting and general ledgers, among other things, is planned to be implemented at our U.S. based locations during the second quarter of 2002. Installation at our larger European locations will be completed in the fall of 2002. Total spending on the IMPACT project is expected to be approximately $49,000,000, of which approximately $45,000,000 is capital related. Through December 31, 2001, we have capitalized approximately $24,000,000 on the IMPACT project.

     The implementation of an enterprise resource planning system requires significant and pervasive change and thus subjects our business to significant implementation risk. Based on our progress to date, we believe we will complete an effective implementation within budget and without a material adverse impact on our business.

LIQUIDITY

     During 2001, our cash and cash equivalents decreased by $15,051,000, principally due to cash used in financing activities and investing activities of $48,710,000 and $30,576,000, respectively. Cash used in financing activities was mainly for dividend payments and net payment of debt. Cash used in investing activities was for additions to plant, equipment and timberlands, partially offset by cash provided from net proceeds from the sale of the Ecusta Division (see "Unusual Items"). Cash used in investing and financing activities was partially offset by cash provided by operations of $63,899,000.

     Our Consolidated Statement of Cash Flows ("Cash Flow Statement") for 2001 reflects the pre-tax loss on the disposition of the Ecusta Division as an "unusual item." Changes in the Ecusta Division's assets and liabilities, with the exception of taxes, are not reflected as changes in assets and liabilities in the Cash Flow Statement.

     The significant decreases reflected in our Consolidated Balance Sheet ("Balance Sheet") related to accounts receivable, inventory, plant, equipment and timberlands -- net and current liabilities from December 31, 2000 to December 31, 2001 are primarily due to the disposition of the Ecusta Division.

     We expect to meet all our near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and our existing Revolving Credit Facility or other bank lines of credit and other long-term debt. We are subject to certain financial covenants under the Revolving Credit Facility and are in compliance with all such covenants. As the Revolving Credit Facility matures on December 22, 2002, it has been reclassified on the Balance Sheet to "Current portion of long-term debt." As of December 31, 2001, we had $122,515,000 of borrowings under the Revolving Credit Facility and an additional $77,485,000 was available under our Revolving Credit Facility. We intend to repay the Revolving Credit Facility during 2002 using a portion of our cash and cash equivalents as well as through borrowings under a new debt facility to be negotiated.

INTEREST RATE RISK

     We use our Revolving Credit Facility and proceeds from the issuance of our 6 7/8% Notes to finance a significant portion of our operations. The Revolving Credit Facility provides for variable rates of interest and exposes us to interest rate risk resulting from changes in the Euro London Interbank Offered Rate. We use interest rate swap agreements to partially hedge interest rate exposure associated with the Revolving Credit Facility. All of our derivative financial instrument transactions are entered into for non-trading purposes.

     To the extent that our financial instruments expose us to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for our Revolving Credit Facility, and 6 7/8% Notes and other long-term debt as of December 31, 2001. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to us for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements. The table should be read in conjunction with Notes 5 and 6 to the consolidated financial statements.

                                                   YEAR OF MATURITY
                                ------------------------------------------------------                FAIR
                                                                                                    VALUE AT
                                  2002      2003    2004    2005    2006    THEREAFTER    TOTAL     12/31/01
                                --------   ------   -----   -----   -----   ----------   --------   --------
                                            (DOLLAR AMOUNTS IN THOUSANDS)
Debt:
  Fixed rate --...............  $  1,194   $1,058   $ 883   $ 530   $ 122    $150,000    $153,787   $152,666
    Average interest rate.....      6.86%    6.87%   6.87%   6.87%   6.87%       6.87%
  Variable rate --............  $122,515   $   --   $  --   $  --   $  --    $     --    $122,515   $122,515
    Average interest rate.....      3.80       --      --      --      --          --
Interest rate swap agreements:
  Variable to fixed
    swaps --..................  $ 45,098   $   --   $  --   $  --   $  --    $     --    $ 45,098   $     32
    Average pay rate..........      3.42%      --      --      --      --          --
    Average receive rate......      3.60%      --      --      --      --          --

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires us to record the interest rate swaps from the table above on the balance sheet at fair value beginning January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Because these swaps are designated in a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. Effective January 1, 2001, we recorded $845,000 in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. As of December 31, 2001, the balance in OCI related to derivatives was $21,000.

CAPITAL RESOURCES

     During 2001, we expended $47,845,000 on capital projects compared to $29,215,000 in 2000. Of the 2001 capital spending, approximately $18,400,000 was spent on our IMPACT project and approximately $900,000 was spent on the New Century Project. Capital spending is expected to be approximately $56,000,000 in 2002. Included in this total is an expected additional $21,000,000 capital expenditure for our IMPACT project and $6,700,000 for the New Century Project. The New Century Project will also require an estimated $18,000,000 and $5,400,000 in spending during 2003 and 2004, respectively. The total capital spending on the New Century Project is expected to be approximately $32,500,000, including $1,500,000 that was spent during preliminary phases prior to 2001.

     Other significant capital expenditures expected during 2002 include $6,000,000 to begin the expansion of our long-fiber and overlay papers capacity in Gernsbach and $4,200,000 to begin the expansion of our abaca pulp making capacity in the Philippines. Capital expenditures of $25,800,000 are expected on these projects in 2003.

     In our 2000 Form 10-K, we estimated our 2001 total capital expenditures to be $67,000,000. Actual spending was less than that amount due to the cancellation and delay of certain projects. Capital spending on environmental related projects was approximately $7,000,000 lower than expected due to the delay in the receipt of certain necessary permits. Spending on our IMPACT project in 2001 was approximately $5,600,000 less than anticipated.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001 and issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001.

     SFAS No. 141 is effective for all business combinations occurring after June 30, 2001 and requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of SFAS No. 141 had no impact on our consolidated financial position or results of operations.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and establishes revised reporting requirements for goodwill and other intangible assets. Upon adoption, we no longer amortize goodwill unless evidence of impairment exists; goodwill will be evaluated on at least an annual basis. As of December 31, 2001 and using the 2001 foreign exchange translation rates, we had $8,170,000 in unamortized goodwill and recorded $518,000 in goodwill amortization expense in 2001. We adopted SFAS No. 142 on January 1, 2002.

     SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. We are currently evaluating the effects that the adoption of SFAS No. 143 may have on our consolidated financial position and results of operations.

     SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes new guidelines for the valuation of long-lived assets. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

ENVIRONMENTAL MATTERS

     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. During 2001, 2000 and 1999, we incurred approximately $15,600,000, $16,700,000 and $15,800,000, respectively, in operating costs related to complying with environmental laws and regulations. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment allegedly resulting from our operations, including the restoration of natural resources, and liability for personal injury and for damages to property and natural resources.

     In particular, we remain open to negotiations with the EPA and the Pennsylvania DEP regarding the NOVs under the federal and state air pollution control laws. In addition, we continue to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs and other hazardous substances in the lower Fox River, on which our Neenah facility is located. We have settled with the Pennsylvania DEP and with the Pennsylvania Public Interest Research Group and several other parties (collectively "PennPIRG") regarding the wastewater discharge permit for our Spring Grove facility. Under this settlement, we agreed to the implementation of certain projects encompassed by the New Century Project consistent with the time table set forth in our water discharge permit, requiring completion of the project by April 2004. This settlement also required a one-time, pre-tax charge of $2,500,000 during the second quarter of 2001. We are also voluntarily cooperating with an investigation by the Pennsylvania DEP, which commenced in February 2002 of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek.

     The costs associated with environmental matters are presently unknown but could be substantial and perhaps exceed our available resources. Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial condition, liquidity or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial condition, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedy set forth in the proposed remedial action plan issued by the State of Wisconsin and the United States, such order would have a material adverse effect on our consolidated financial condition, liquidity and results of operations and would result in a default under our loan covenants. We have accrued an amount to cover this matter which represents our best estimate within a range of possible outcomes. Changes to the accrual reflect our best estimate of the ultimate outcome and considers changes in the extent and cost of the remedy, the status of negotiations with the various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. For further discussion, see Note 9 of the Consolidated Financial Statements.

ENVIRONMENTAL ACHIEVEMENTS

     We continue to strive for ISO 14001 certification for our environmental management system as a component of our commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management systems. Our Spring Grove, Pennsylvania, Neenah, Wisconsin and Gernsbach, Germany facilities are already ISO 14001 certified. As a part of maintaining our certification, each facility's environmental management system is audited by an independent third party on an ongoing, periodic basis. We plan to have our Scaer, France facility ISO 14001 certified by the end of 2002.

     On April 20, 1999, we announced our "New Century Project." The New Century Project is our commitment to participate at our Spring Grove facility in EPA's Advanced Technology Incentive Program under the "Cluster Rules." As described in the Capital Resources section above, we expect to spend approximately $32,500,000 prior to April 2004 to eliminate the use of elemental chlorine in our bleaching process, reduce odor emissions and improve water quality. The New Century Project demonstrates our commitment to minimizing our impact on natural resources.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the discussion under the heading "Interest Rate Risk" in Item 7 as well as Notes 6 and 7 to our consolidated financial statements in Item 8.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                       MANAGEMENT'S RESPONSIBILITY REPORT

     The management of P. H. Glatfelter Company has prepared and is responsible for the Company's consolidated financial statements and other corroborating information contained herein. Management bears responsibility for the integrity of these statements which have been prepared in accordance with accounting principles generally accepted in the United States and include management's best judgments and estimates. All information in this annual report consistently reflects the data contained in the consolidated financial statements.

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

                                          GEORGE H. GLATFELTER II
                                          Chairman and Chief Executive Officer

                                          GEORGE MACKENZIE
                                          Executive Vice President and Chief
                                          Financial Officer

                          INDEPENDENT AUDITORS' REPORT

P. H. Glatfelter Company,
Its Shareholders and Directors:

     We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2002

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                FOR THE YEARS ENDED DECEMBER 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                              (IN THOUSANDS EXCEPT PER SHARE
                                                                         AMOUNTS)
NET SALES...................................................  $635,691   $724,720   $705,491
OTHER INCOME:
  Energy sales -- net.......................................     9,661      9,243      9,176
  Interest on investments and other -- net..................     3,589      3,820      1,994
  Gain from property dispositions, etc. -- net..............     3,598      2,029      4,076
                                                              --------   --------   --------
     Total revenues.........................................   652,539    739,812    720,737
                                                              --------   --------   --------
COSTS AND EXPENSES:
  Cost of products sold.....................................   503,569    591,201    580,905
  Selling, general and administrative expenses..............    60,653     60,267     56,256
  Interest on debt..........................................    15,689     16,405     18,424
  Unusual items.............................................    60,908      3,336         --
                                                              --------   --------   --------
     Total costs and expenses...............................   640,819    671,209    655,585
                                                              --------   --------   --------
INCOME BEFORE INCOME TAXES..................................    11,720     68,603     65,152
                                                              --------   --------   --------
INCOME TAX PROVISION (BENEFIT):
  Current...................................................    (8,861)    11,366     10,973
  Deferred..................................................    13,623     13,237     12,754
                                                              --------   --------   --------
     Total..................................................     4,762     24,603     23,727
                                                              --------   --------   --------
NET INCOME..................................................  $  6,958   $ 44,000   $ 41,425
                                                              ========   ========   ========
BASIC AND DILUTED EARNINGS PER SHARE........................  $   0.16   $   1.04   $   0.98

COMPREHENSIVE INCOME, NET OF TAX:
NET INCOME..................................................  $  6,958   $ 44,000   $ 41,425
OTHER COMPREHENSIVE INCOME:
  Foreign currency translation adjustments -- net...........    (1,027)    (1,451)       219
  Change in interest rate swap market value -- net..........        21         --         --
                                                              --------   --------   --------
COMPREHENSIVE INCOME........................................  $  5,952   $ 42,549   $ 41,644
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                 2001           2000
                                                              -----------   -------------
                                                              (IN THOUSANDS EXCEPT SHARE
                                                                     INFORMATION)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $ 95,501      $  110,552
  Accounts receivable (less allowance for doubtful accounts:
     2001, $1,551; 2000, $1,515)............................     60,157          72,231
  Inventories...............................................     62,815         101,294
  Refundable income taxes...................................     17,522              --
  Prepaid expenses and other current assets.................      4,433           2,547
                                                               --------      ----------
     Total current assets...................................    240,428         286,624
PLANT, EQUIPMENT AND TIMBERLANDS -- NET.....................    497,228         552,768
OTHER ASSETS................................................    223,068         183,933
                                                               --------      ----------
     Total assets...........................................   $960,724      $1,023,325
                                                               ========      ==========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................   $123,709      $    1,419
  Short-term debt...........................................      1,453           5,158
  Accounts payable..........................................     36,155          45,869
  Dividends payable.........................................      7,481           7,430
  Income taxes payable......................................      1,853           7,328
  Accrued compensation and other expenses and deferred
     income taxes...........................................     38,664          51,980
                                                               --------      ----------
     Total current liabilities..............................    209,315         119,184
LONG-TERM DEBT..............................................    152,593         300,245
DEFERRED INCOME TAXES.......................................    167,623         155,360
OTHER LONG-TERM LIABILITIES.................................     77,724          75,833
                                                               --------      ----------
     Total liabilities......................................    607,255         650,622
                                                               --------      ----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; authorized -- 120,000,000
     shares; issued (including shares in treasury: 2001,
     11,611,559; 2000, 11,971,208) -- 54,361,980 shares.....        544             544
  Capital in excess of par value............................     40,968          41,669
  Retained earnings.........................................    488,150         511,019
  Accumulated other comprehensive loss......................     (3,849)         (2,843)
                                                               --------      ----------
     Total..................................................    525,813         550,389
  Less cost of common stock in treasury.....................   (172,344)       (177,686)
                                                               --------      ----------
     Total shareholders' equity.............................    353,469         372,703
       Total liabilities and shareholders' equity...........   $960,724      $1,023,325
                                                               ========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                           ACCUMULATED
                             COMMON               CAPITAL IN                  OTHER                       TOTAL
                             SHARES      COMMON   EXCESS OF    RETAINED   COMPREHENSIVE   TREASURY    SHAREHOLDERS'
                           OUTSTANDING   STOCK    PAR VALUE    EARNINGS   INCOME (LOSS)     STOCK        EQUITY
                           -----------   ------   ----------   --------   -------------   ---------   -------------
                                                   (IN THOUSANDS EXCEPT SHARES OUTSTANDING)
BALANCE, JANUARY 1,
  1999...................  42,085,236     $544     $42,612     $484,793      $(1,611)     $(182,409)    $343,929
Net income...............                                        41,425                                   41,425
Foreign currency
  translation
  adjustments............                                                        219                         219
Cash dividends
  declared...............                                       (29,538)                                 (29,538)
Delivery of treasury
  shares:
  Performance shares.....      11,440                  (28)                                     170          142
  401(k) plans...........     143,579                 (273)                                   2,146        1,873
  Employee stock options
    exercised -- net.....       6,000                  (15)                                      89           74
                           ----------     ----     -------     --------      -------      ---------     --------
BALANCE, DECEMBER 31,
  1999...................  42,246,255      544      42,296      496,680       (1,392)      (180,004)     358,124
Net income...............                                        44,000                                   44,000
Foreign currency
  translation
  adjustments............                                                     (1,451)                     (1,451)
Cash dividends
  declared...............                                       (29,661)                                 (29,661)
Delivery of treasury
  shares:
  Performance shares.....       6,048                   (2)                                      90           88
  401(k) plans...........     167,769                 (606)                                   2,498        1,892
  Employee stock options
    exercised -- net.....       7,500                  (19)                                     112           93
Purchase of stock for
  treasury...............     (36,800)                                                         (382)        (382)
                           ----------     ----     -------     --------      -------      ---------     --------
BALANCE, DECEMBER 31,
  2000...................  42,390,772      544      41,669      511,019       (2,843)      (177,686)     372,703
Net income...............                                         6,958                                    6,958
Reclassification
  adjustment for Ecusta
  sale included in net
  income.................                                                      1,936                       1,936
Foreign currency
  translation
  adjustments............                                                     (2,963)                     (2,963)
Transition adjustment for
  interest rate swaps....                                                        845                         845
Change in market value of
  interest rate swaps....                                                       (824)                       (824)
Cash dividends
  declared...............                                       (29,827)                                 (29,827)
Delivery of treasury
  shares:
  Performance shares.....       3,489                   (9)                                      52           43
  401(k) plans...........     118,389                 (108)                                   1,746        1,638
  Employee stock options
    exercised -- net.....     237,771                 (584)                                   3,544        2,960
                           ----------     ----     -------     --------      -------      ---------     --------
BALANCE, DECEMBER 31,
  2001...................  42,750,421     $544     $40,968     $488,150      $(3,849)     $(172,344)    $353,469
                           ==========     ====     =======     ========      =======      =========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 2001, 2000 AND 1999

                                                                2001       2000      1999
                                                              --------   --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $  6,958   $ 44,000   $41,425
Items included in net income not using (providing) cash:
  Depreciation, depletion and amortization..................    44,988     46,106    47,766
  Loss (gain) on disposition of fixed assets................    (2,015)       467    (1,339)
  Unusual items.............................................    60,908      3,336        --
  Expense related to 401(k) plans and other.................     1,681      1,980     2,015
Change in assets and liabilities, net of effect of unusual
  items:
  Accounts receivable.......................................   (14,350)       483    (7,170)
  Inventories...............................................     3,801     11,351    (1,965)
  Other assets and prepaid expenses.........................   (27,642)   (24,486)  (37,259)
  Accounts payable, accrued compensation and other expenses, deferred income taxes and other long-term
     liabilities............................................   (11,950)    13,540    14,213
  Income taxes payable......................................    (7,756)    (1,735)     (543)
  Deferred income taxes -- noncurrent.......................     9,276      8,273    24,441
                                                              --------   --------   -------
Net cash provided by operating activities...................    63,899    103,315    81,584
                                                              --------   --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale or maturity of investments -- net....................        --         --       401
  Proceeds from disposal of fixed assets....................     2,764        143     1,929
  Net proceeds from sale of Ecusta Division.................    14,505         --        --
  Additions to plant, equipment and timberlands.............   (47,845)   (29,215)  (24,160)
  Acquisition of Scaer facility.............................        --         --    (7,399)
                                                              --------   --------   -------
Net cash used in investing activities.......................   (30,576)   (29,072)  (29,229)
                                                              --------   --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (payment) of debt..........................   (21,794)   (10,136)    2,828
  Dividends paid............................................   (29,876)   (29,624)  (29,510)
  Purchases of common stock.................................        --       (382)       --
  Proceeds from stock option exercises......................     2,960         93        74
                                                              --------   --------   -------
Net cash used in financing activities.......................   (48,710)   (40,049)  (26,608)
                                                              --------   --------   -------
Effect of exchange rate changes on cash.....................       336        323      (619)
Net increase (decrease) in cash and cash equivalents........   (15,051)    34,517    25,128
CASH AND CASH EQUIVALENTS:
  At beginning of year......................................   110,552     76,035    50,907
                                                              --------   --------   -------
  At end of year............................................  $ 95,501   $110,552   $76,035
                                                              ========   ========   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
  Interest..................................................  $ 16,455   $ 16,848   $23,273
  Income taxes..............................................    13,385     12,626    12,119

  The accompanying notes are an integral part of these consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) NATURE OF OPERATIONS AND PRINCIPLES OF CONSOLIDATION We are manufacturers of engineered papers and specialized printing papers. Headquartered in York, Pennsylvania, our paper mills are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; and Scaer, France. Our products are marketed throughout the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or direct to customers. Our accounts, and those of our subsidiaries, are included in the consolidated financial statements. All intercompany transactions have been eliminated. Our operating locations have been aggregated into a single reportable segment since they have similar economic characteristics, products, production processes, types of customers and distribution methods. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2001.

     (B) CASH AND CASH EQUIVALENTS We consider all highly liquid financial instruments with effective maturities at date of purchase of three months or less to be cash equivalents.

     (C) INVENTORIES Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories of our domestic operations are valued using the last-in, first-out (LIFO) method, and the supplies inventories are valued principally using the average-cost method. Inventory at our foreign operations is valued using a method which approximates average cost. Inventories at December 31 are summarized as follows:

                                                               2001       2000
                                                              -------   --------
                                                                (IN THOUSANDS)
Raw materials...............................................  $13,404   $ 27,789
In-process and finished.....................................   27,376     43,819
Supplies....................................................   22,035     29,686
                                                              -------   --------
Total.......................................................  $62,815   $101,294
                                                              =======   ========

     If we had valued all inventories using the average-cost method, inventories would have been $3,790,000 and $8,121,000 higher than reported at December 31, 2001 and 2000, respectively. During 2001 and 2000, we liquidated certain LIFO inventories. The effect of the liquidations did not have a significant impact on net income.

     At December 31, 2001, the recorded value of the above inventories was approximately $300,000 lower than inventories for income tax purposes while the recorded value of the above inventories exceeded inventories for income tax purposes by approximately $22,400,000 as of December 31, 2000. The difference at December 31, 2000 was primarily related to the Ecusta Division, which was sold during 2001. Inventory for the Ecusta Division at December 31, 2000 was $34,849,000. See Note 2.

     (D) PLANT, EQUIPMENT AND TIMBERLANDS Depreciation is computed for financial reporting using the straight-line method over the estimated useful lives of the respective assets and for income taxes principally using accelerated methods over lives established by statute or U.S. Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference. See Notes 1(f) and 4.

     The range of estimated service lives used to calculate financial reporting depreciation for principal items of property, plant and equipment are as follows:

Buildings...................................................  10 - 45 Years
Machinery and equipment.....................................   7 - 35 Years
Other.......................................................   4 - 40 Years

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     All timber costs related to the reforestation process, including interest, taxes, site preparation, planting, fertilization, herbicide application and thinning are capitalized. After 20 years, the timber is considered merchantable and depletion is computed on a unit rate of usage by growing area based on estimated quantities of recoverable material. For purchases of land tracts with existing timber, inventoried merchantable timber is subject to immediate depletion based upon usage. Costs related to the purchase of pre-merchantable timber are transferred to merchantable timber over a 10-year period, whereupon it is eligible for depletion.

     Estimated timber volume is based upon its current stage in the growth cycle. Growth and yield data is developed through the use of published growth and yield studies as well as our own historical experience. This data is used to calculate volumes for established timber stands. Timber is depleted on an actual usage basis. For purchased timber tracts, a systematic timber inventory is completed and volume is estimated for merchantable timber. Pre-merchantable timber of purchased tracts is estimated based upon its current stage in the growth cycle using growth and yield data.

     Maintenance and repairs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the cost and related reserve are eliminated and any resultant gain or loss is included in income.

     Plant, equipment and timberlands at December 31 are summarized as follows:

                                                                2001         2000
                                                              ---------   -----------
                                                                  (IN THOUSANDS)
Land and buildings..........................................  $ 104,098   $   145,323
Machinery and equipment.....................................    785,871     1,073,396
Other.......................................................     36,526        38,842
Less accumulated depreciation...............................   (477,511)     (737,985)
                                                              ---------   -----------
     Total..................................................    448,984       519,576
Construction in progress....................................     29,592        14,674
Timberlands, less depletion.................................     18,652        18,518
                                                              ---------   -----------
Plant, equipment and timberlands -- net.....................  $ 497,228   $   552,768
                                                              =========   ===========

     Plant and equipment -- net for the Ecusta Division at December 31, 2000 was $52,577,000.

     (E) INVESTMENTS IN DEBT SECURITIES Long-term investments, which are due over a remaining 13-year period and are classified as held-to-maturity, are included in "Other assets" on the Consolidated Balance Sheets at December 31, 2001 and 2000. The investments consist of approximately $10,300,000 in U.S. Treasury and government obligations at both December 31, 2001 and 2000. The fair market value of such investments approximated the amortized cost, and therefore, there were no significant unrealized gains or losses as of December 31, 2001 and 2000.

     (F) INCOME TAX ACCOUNTING We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment. See Note 4.

     (G) FAIR VALUE OF FINANCIAL INSTRUMENTS The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, short-term debt and long-term debt approximate fair value.

     (H) VALUATION OF LONG-LIVED ASSETS We evaluate long-lived assets for impairment periodically or when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value.

     (I) ACCOUNTING ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions. See Note 9.

     (J) REVENUE RECOGNITION We recognize revenue on product sales upon shipment and on energy sales when electricity is delivered to our customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against the energy sales for presentation on the Consolidated Statements of Income and Comprehensive Income. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

     (K) ENVIRONMENTAL LIABILITIES Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Accrued environmental liabilities are classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties. Recoveries of environmental remediation costs from other parties, including insurance carriers, are recorded as assets when their receipt is deemed probable. We have not recorded any such recoveries.

     Costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs extend the life of the asset, increase its capacity and/or mitigate or prevent contamination from future operations. See Note 9.

     (L) STOCK-BASED COMPENSATION We account for stock-based compensation in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation." Compensation expense for stock options is measured as the excess, if any, of the average quoted market price of our stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and determining the resulting number of shares to ultimately be issued. See Note 7.

     (M) DERIVATIVE FINANCIAL INSTRUMENTS We use interest rate swap agreements to manage our exposure to fluctuations in interest rates. Amounts to be paid or received under interest rate swap agreements are recognized as interest expense or interest income during the period in which they accrue. We do not hold any derivative financial instruments for trading purposes. The credit risks associated with our interest rate swap agreements are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant. See Notes 1(o) and 6.

     (N) FOREIGN CURRENCY TRANSLATION Our subsidiaries outside the United States use their local currency as the functional currency. Accordingly, translation gains and losses and the effect of exchange rate changes on transactions designated as hedges of net foreign investments are included as a component of other

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES comprehensive income (loss). Transaction gains and losses are included in income in the period in which they occur.

     (O) RECENT ACCOUNTING PRONOUNCEMENTS On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated in a fair-value hedge, changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and are recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships, as well as ongoing effectiveness assessments and measurements to use hedge accounting. The ineffective portion of a hedging derivative's change in fair value is immediately recognized in earnings. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

     The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in OCI as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. Due to our limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

     The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001 and issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001.

     SFAS No. 141 is effective for all business combinations occurring after June 30, 2001 and requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The adoption of SFAS No. 141 had no impact on our consolidated financial position or results of operations.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and establishes revised reporting requirements for goodwill and other intangible assets. Upon adoption, we no longer amortize goodwill unless evidence of impairment exists; goodwill will be evaluated on at least an annual basis. As of December 31, 2001 and using the 2001 foreign exchange translation rates, we had $8,170,000 in unamortized goodwill and recorded $518,000 in goodwill amortization expense in 2001. We adopted SFAS No. 142 on January 1, 2002.

     SFAS No. 143 is effective for fiscal years beginning after June 15, 2002 and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We will adopt SFAS No. 143 on January 1, 2003. We are currently evaluating the effects that the adoption of SFAS No. 143 may have on our consolidated financial position and results of operations.

     SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes new guidelines for the valuation of long-lived assets. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 had no impact on our consolidated financial position or results of operations.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTE 2.  UNUSUAL ITEMS

     On May 16, 2001, we announced that we had entered into an agreement to sell our Ecusta facility and two of its operating subsidiaries ("Ecusta Division"). Because our Board of Directors had committed to a plan to dispose of the Ecusta Division by accepting an offer to sell the Division, subject to certain closing conditions, at a loss, on that date the assets of the Ecusta Division were reclassified as assets held-for-disposal, and thus the carrying amount of these assets was reduced to fair value. The decision to sell the Ecusta Division was made due to the determination that the business of the Ecusta Division, principally tobacco papers, did not fit with our long-term strategic plans.

     On August 9, 2001, we completed the sale of the Ecusta Division including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. The carrying value of the Ecusta Division totaled $61,467,000, after we recorded an impairment write down of $50,000,000 in the second quarter to reflect the fair value of the Ecusta Division. These assets were sold for $22,726,000 plus the assumption by the buyer of certain liabilities totaling $21,440,000 related to the Ecusta Division's business. The liabilities assumed by the buyer included accounts payable, accrued expenses and other liabilities related to the operation of the Ecusta Division's business. Our total charge to earnings associated with the sale was $58,408,000 including the $50,000,000 impairment charge recognized during the second quarter of 2001.

     The $58,408,000 pre-tax charge included $6,095,000 in transaction and other costs incurred upon sale of the Ecusta Division. Of this amount, approximately $1,900,000 related to transaction costs. The remainder related to certain liabilities accrued related to the transaction. Under the terms of the sale agreement, we are obligated to incur costs in the future related to certain long-term liabilities related to employee benefits ($2,000,000) and facility maintenance ($900,000) which would not have been necessary had we retained ownership interest in the Ecusta Division but were agreed to in order to consummate the transaction. The $58,408,000 pre-tax charge was net of a $14,988,000, pre-tax gain related to the curtailment and settlement of pension obligations and other retiree benefits related to employees who transferred to the buyer. The Ecusta Division contributed approximately $7,200,000 in operating profit during 2001 until its sale in August, had an operating loss of approximately $1,000,000 during 2000 and contributed approximately $13,300,000 in operating profit during 1999.

     A calculation of the unusual item related to the sale of the Ecusta Division is as follows (in thousands):

Asset impairment recognized.................................              $(50,000)
Loss recognized upon sale
  Consideration received....................................   $ 44,166
  Book value of net assets sold.............................    (61,467)
                                                               --------
                                                                (17,301)
  Transaction and other costs...............................     (6,095)
  Gain on retiree benefit plans.............................     14,988
                                                               --------
     Loss on disposition excluding impairment charge........     (8,408)    (8,408)
                                                               --------   --------
  Total loss on disposition.................................              $(58,408)
                                                                          ========

     We also recognized a $2,500,000 pre-tax charge during the second quarter of 2001 related to the settlement of an environmental matter in connection with the Spring Grove facility's wastewater discharge permit. See Note 9. The total unusual items recorded in 2001 were $60,908,000.

     During the first quarter of 2000, we finalized our restructuring plan and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction was completed during the first quarter of 2001 and resulted

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES in the reduction of over 200 salaried and hourly jobs associated with our tobacco paper production capacity. We accrued and charged to expense $3,336,000 ($2,120,000 after tax) in the first quarter of 2000 primarily as a result of the voluntary portion of this restructuring, specifically 42 salaried employees. Of this amount, $2,182,000 related to enhanced pension benefits to be paid out of our retirement plans as discussed in our disclosure of retirement and other post-retirement benefits (see Note 8). The remaining $1,154,000 of this charge related to severance and other employee benefits to be paid using our assets. Approximately $800,000 of these liabilities were transferred to the buyer of the Ecusta Division. Unpaid amounts as of December 31, 2001 are expected to be paid by the end of 2005. The following schedule summarizes the activity of the liability since the initial accrual (in thousands):


Balance recorded during first quarter of 2000...............   $1,154
  Amount paid during 2000...................................      (82)
                                                               ------
Balance as of December 31, 2000.............................   $1,072
  Amount transferred to buyer of Ecusta Division............     (807)
  Amount paid during 2001...................................      (93)
                                                               ------
Balance as of December 31, 2001.............................   $  172
                                                               ======

NOTE 3.  EARNINGS PER SHARE ("EPS")

     Basic EPS excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS includes the effect of potential dilution from the issuance of common stock, pursuant to common stock equivalents, using the treasury stock method. A reconciliation of our basic and diluted EPS follows with the net income and share amounts in thousands:

                                                           2001      2000      1999
                                                          SHARES    SHARES    SHARES
                                                          -------   -------   -------
Basic EPS factors.......................................   42,577    42,342    42,173
Effect of potentially dilutive employee incentive plans:
  Restricted stock awards...............................       97        82         3
  Performance stock awards..............................       18        59       131
  Employee stock options................................      154        --       124
                                                          -------   -------   -------
Diluted EPS factors.....................................   42,846    42,483    42,431
                                                          =======   =======   =======
Net income..............................................  $ 6,958   $44,000   $41,425
Basic and diluted EPS...................................  $  0.16   $  1.04   $   .98

     The 2001 and 2000 basic and diluted EPS of $0.16 and $1.04, respectively, as presented on the Consolidated Statements of Income and Comprehensive Income, reflect an after-tax charge (unusual item) of $0.93 per share primarily related to the sale of the Ecusta Division in 2001 and the negative impact of an after-tax restructuring charge (unusual item) of $.05 per share for 2000 (see Note 2).

NOTE 4.  INCOME TAXES

     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     The following are domestic and foreign components of pre-tax income for the years ended December 31:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
United States...........................................  $  (525)  $59,653   $55,911
Foreign.................................................   12,245     8,950     9,241
                                                          -------   -------   -------
Total pre-tax income....................................  $11,720   $68,603   $65,152
                                                          =======   =======   =======

     The income tax provision for the years ended December 31 consists of the following:

                                                           2001      2000      1999
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $(8,893)  $ 9,939   $ 6,953
  State.................................................       --        --       217
  Foreign...............................................       32     1,427     3,803
                                                          -------   -------   -------
     Total current tax provision........................   (8,861)   11,366    10,973
                                                          -------   -------   -------
Deferred:
  Federal...............................................    7,777     9,729    11,735
  State.................................................    1,604     1,822     2,197
  Foreign...............................................    4,242     1,686    (1,178)
                                                          -------   -------   -------
     Total deferred tax provision.......................   13,623    13,237    12,754
                                                          -------   -------   -------
Total income tax provision..............................  $ 4,762   $24,603   $23,727
                                                          =======   =======   =======

     We have deferred income taxes of $0 and $1,217,000 on undistributed earnings of foreign subsidiaries as of December 31, 2001 and 2000, respectively. At December 31, 2001, unremitted earnings of subsidiaries outside the United States totaling $7,071,000 were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

     The net deferred tax amounts reported on our Consolidated Balance Sheets as of December 31 are as follows:

                                                     2001                       2000
                                    ---------------------------------------   --------
                                    FEDERAL     STATE    FOREIGN    TOTAL      TOTAL
                                    --------   -------   -------   --------   --------
                                                      (IN THOUSANDS)
Current asset.....................  $  2,546   $   480   $   441   $  3,467   $  1,295
Current liability.................        --        --       381        381      4,033
Long-term asset...................        --        --    13,666     13,666     20,917
Long-term liability...............   126,481    23,912    17,230    167,623    155,360

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     The following are components of the net deferred tax balances as of December 31:

                                                     2001                       2000
                                    ---------------------------------------   --------
                                    FEDERAL     STATE    FOREIGN    TOTAL      TOTAL
                                    --------   -------   -------   --------   --------
                                                      (IN THOUSANDS)
Deferred tax assets:
  Current.........................  $  2,546   $   480   $   441   $  3,467   $  6,667
  Long-term.......................    21,815     4,120    13,666     39,601     46,886
                                    --------   -------   -------   --------   --------
                                    $ 24,361   $ 4,600   $14,107   $ 43,068   $ 53,553
                                    ========   =======   =======   ========   ========
Deferred tax liabilities:
  Current.........................  $     --   $    --   $   381   $    381   $  9,405
  Long-term.......................   148,296    28,032    17,230    193,558    181,329
                                    --------   -------   -------   --------   --------
                                    $148,296   $28,032   $17,611   $193,939   $190,734
                                    ========   =======   =======   ========   ========

     The tax effects of temporary differences as of December 31 are as follows:

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Reserves..................................................  $ 13,390   $ 15,484
  Compensation..............................................     5,496      7,334
  Post-retirement benefits..................................     9,974     10,349
  Property..................................................     6,527      8,626
  Pension...................................................       804      2,906
  Inventories...............................................       136         --
  Net operating loss carryforwards..........................     9,100      9,366
  Other.....................................................       992      1,320
                                                              --------   --------
Subtotal....................................................    46,419     55,385
  Valuation allowance.......................................    (3,351)    (1,832)
                                                              --------   --------
Total deferred tax assets...................................    43,068     53,553
                                                              --------   --------
Deferred tax liabilities:
  Property..................................................   122,994    127,906
  Pension...................................................    69,275     50,745
  Inventories...............................................        --      8,735
  Other.....................................................     1,670      3,348
                                                              --------   --------
Total deferred tax liabilities..............................   193,939    190,734
                                                              --------   --------
Net deferred tax liabilities................................  $150,871   $137,181
                                                              ========   ========

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision for the years ended December 31 follows:

                                                            2001     2000      1999
                                                           ------   -------   -------
                                                                 (IN THOUSANDS)
Federal income tax provision at statutory rate...........  $4,102   $24,011   $22,803
State income taxes, net of federal income tax benefit....   1,043     1,185     1,569
Tax effect of exempt earnings of foreign sales
  corporation............................................     (33)      (90)     (713)
Other....................................................    (350)     (503)       68
                                                           ------   -------   -------
Actual income tax provision..............................  $4,762   $24,603   $23,727
                                                           ======   =======   =======

     At December 31, 2001, we had net operating loss ("NOL") carryforwards for foreign and state income tax purposes of $26,360,000 and $35,777,000, respectively, which relate to foreign and state NOL deferred tax assets of $5,749,000 and $3,351,000, respectively. These foreign and state NOL carryforwards are available to offset future taxable income, if any. A valuation allowance of $3,351,000 has been recorded against these NOL deferred tax assets due to the uncertainty regarding our ability to utilize the state NOL carryforwards. The foreign NOL carryforwards do not expire, and the state NOL carryforwards expire between 2004 and 2021.

NOTE 5.  BORROWINGS

     Long-term debt at December 31 is summarized as follows:

                                                                2001        2000
                                                              ---------   --------
                                                                 (IN THOUSANDS)
Revolving Credit Facility, due December 22, 2002............  $ 122,515   $146,249
6 7/8% Notes, due July 15, 2007, interest payable
  semiannually..............................................    150,000    150,000
Other Notes, various........................................      3,787      5,415
                                                              ---------   --------
Total long-term debt........................................    276,302    301,664
Less current portion........................................   (123,709)    (1,419)
                                                              ---------   --------
Long-term debt, excluding current portion...................  $ 152,593   $300,245
                                                              =========   ========

     The aggregate maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

  2002......................................................   $123,709
  2003......................................................      1,058
  2004......................................................        883
  2005......................................................        530
  2006......................................................        122
  Thereafter................................................    150,000
                                                               --------
                                                               $276,302
                                                               ========

     On December 22, 1997, we entered into a $200,000,000 multi-currency revolving credit facility ("Revolving Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables us to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at our option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at our option,

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. We are subject to certain financial covenants under the Revolving Credit Facility and are in compliance with all such covenants as of December 31, 2001. We must pay an annual administrative fee of $25,000 as well as an annual facility fee of $200,000. As of December 31, 2001, we had $122,515,000 of borrowings under the Revolving Credit Facility and thus $77,485,000 was available under the Revolving Credit Facility. We intend to repay the Revolving Credit Facility during 2002 using a portion of our cash and cash equivalents as well as through borrowings under a new debt facility to be negotiated.

     We had $3,030,000 of letters of credit outstanding as of December 31, 2001. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

     On July 22, 1997, we issued $150,000,000 principal amount of 6 7/8% Notes due July 15, 2007. Interest on the 6 7/8% Notes is payable semiannually on January 15 and July 15. The 6 7/8% Notes are redeemable, in whole or in part, at our option at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness. The net proceeds from the sale of the 6 7/8% Notes were used primarily to repay certain short-term unsecured debt and related interest.

NOTE 6.  INTEREST RATE SWAP AGREEMENTS

     In January 1999, we entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $22,549,000 as of December 31, 2001). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, we receive a floating rate of the three-month DM/Euro LIBOR plus twenty basis points and pay a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements. We recognized net interest income of $783,000 and $461,000 in 2001 and 2000, respectively, and net interest expense of $167,000 in 1999 related to these agreements. As of December 31, 2001, our gain from termination of these interest rate swap agreements would have been $32,000. Both of our interest rate swap agreements convert a portion of our borrowings from a floating rate to fixed-rate basis. Although we can terminate either of our swap agreements at any time, we intend to hold both of our swap agreements until maturity.

NOTE 7.  KEY EMPLOYEE LONG-TERM INCENTIVE PLAN

     On April 23, 1997, the common shareholders amended the 1992 Key Employee Long-Term Incentive Plan ("1992 Plan") to authorize, among other things, the issuance of up to 5,000,000 shares of Glatfelter common stock to eligible participants. The 1992 Plan provides for restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. To date, there have been no grants of incentive stock options or performance units.

     RESTRICTED STOCK AWARDS During December 2001, December 2000, December 1999 and December 1998, 64,430, 81,780, 101,730 and 60,465 shares, respectively, of common stock were awarded under the 1992 Plan. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified time period. The shares awarded under the 1992 Plan are also subject to forfeiture if defined minimum earnings levels are not met. We may reduce the number of shares otherwise required to be delivered by an amount that would have a fair market value equal to the taxes we withhold on delivery. We may also, at our discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be required to be delivered.

     We recognized expense of $856,000 in 2001, $936,000 in 2000, including $512,000 related to "Unusual Items" described in Note 2, and $262,000 in 1999 related to these awards. Each Restricted Stock Award has a

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES four-year vesting period. The shares awarded in December 2001 under the 1992 Plan cease to be subject to forfeiture by the end of 2005.

     PERFORMANCE SHARES On January 1, 1996, January 1, 1997 and January 1, 1998, we awarded, under the 1992 Plan, 44,860, 40,060 and 45,740 shares, respectively, subject to certain conditions, to certain key employees to be issued in whole or in part depending on our degree of success in achieving certain financial performance goals during defined four-year performance periods. Based upon the financial performance levels achieved during the periods ended December 31, 1999, 2000 and 2001, 27,668, 16,492 and 16,178 shares, respectively, were earned for distribution. During February 2000, in lieu of delivering 27,668 shares of common stock, we elected to pay cash equal to the fair value of 21,620 shares as of December 31, 1999, and deliver 6,048 shares from treasury. During February 2001, in lieu of delivering 16,492 shares of common stock, we elected to pay cash equal to the fair value of 13,003 shares as of December 31, 2000, and deliver 3,489 shares from treasury. During February 2002, in lieu of delivering 16,178 shares of common stock, we elected to pay cash equal to the fair value of 10,139 shares as of December 31, 2001, and deliver 6,039 shares from treasury.

     We recognized income of $127,000 and $169,000 in 2001 and 2000, respectively, and expense of $357,000 in 1999 related to these performance stock awards. The fair market value per share of the shares granted during 1998, 1997 and 1996 was $18.38, $17.88 and $17.16, respectively.

     NON-QUALIFIED STOCK OPTIONS The following summarizes the activity with respect to non-qualified options to purchase shares of common stock granted under the 1992 Plan during the years ended December 31, 2001, 2000 and 1999:

                                             2001                           2000                           1999
                                 ----------------------------   ----------------------------   ----------------------------
                                                 WEIGHTED                       WEIGHTED                       WEIGHTED
                                                 AVERAGE                        AVERAGE                        AVERAGE
                                  SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                                 ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at beginning of
  year.........................  3,650,682        $14.49        3,293,215        $14.86        3,216,580        $15.32
  Options granted..............    569,100         15.45          636,600         12.90          467,850         13.28
  Options exercised............   (237,771)        12.40           (7,500)        12.34           (6,000)        12.40
  Options canceled.............   (245,829)        14.26         (271,633)        15.37         (385,215)        16.82
                                 ---------                      ---------                      ---------
Outstanding at end of year.....  3,736,182         14.79        3,650,682         14.49        3,293,215         14.86
                                 =========                      =========                      =========
Exercisable at end of year.....  1,982,233         15.72        1,921,332         15.82        1,293,709         17.54

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           --------------------------------------------------   -------------------------------
                               NUMBER       WEIGHTED AVERAGE      WEIGHTED          NUMBER          WEIGHTED
RANGE OF                   OUTSTANDING AS      REMAINING          AVERAGE       EXERCISABLE AS      AVERAGE
EXERCISE PRICE              OF 12/31/01     CONTRACTUAL LIFE   EXERCISE PRICE    OF 12/31/01     EXERCISE PRICE
--------------             --------------   ----------------   --------------   --------------   --------------
$10.78 - $12.95..........    1,539,237         7.4 years           $12.56           587,971          $12.31
$12.96 - $18.78..........    2,196,945         5.5 years            16.34         1,394,262           17.15
                             ---------                                            ---------
                             3,736,182         6.3 years            14.79         1,982,233           15.72
                             =========                                            =========

     An additional 409,705 options became exercisable January 1, 2002, at a weighted-average exercise price of $12.73. The weighted-average fair value of options granted during 2001, 2000, and 1999 was $3.84, $2.60 and $3.06, respectively, on the date of grant. The fair value of each option on the date of grant is estimated

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES using the Black-Scholes option pricing model with expected lives of ten years and the following weighted-average assumptions:

                                                              2001   2000   1999
                                                              ----   ----   ----
Risk-free interest rate.....................................  5.57%  5.61%  6.26%
Expected dividend yield.....................................  4.58%  7.61%  5.36%
Expected volatility.........................................  29.7%  42.0%  30.0%

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

     The exercise price represents the average quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.

     PRO FORMA INFORMATION We account for these plans under APB Opinion No. 25, under which no compensation cost has been recognized for the non-qualified stock options and for which compensation cost has been recognized for stock awards, as described in Note 1(l). Had compensation cost for these plans been determined consistent with SFAS No. 123, our net income and EPS for the years ended December 31, 2001, 2000, and 1999 would have been reduced to the following pro forma amounts:

                                                             2001       2000        1999
                                                           --------   ---------   ---------
                                                            (IN THOUSANDS EXCEPT PER SHARE
                                                                     INFORMATION)
Net income:
  As reported............................................   $6,958     $44,000     $41,425
  Pro forma..............................................    5,444      42,656      39,960
EPS:
  Reported -- basic and diluted..........................   $ 0.16     $  1.04     $   .98
  Pro forma -- basic.....................................     0.13        1.01         .95
  Pro forma -- diluted...................................     0.13        1.00         .94

NOTE 8.  RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

     We have trusteed noncontributory defined benefit pension plans covering substantially all our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $44,702,000, $25,927,000 and $20,490,000 was recognized in 2001, 2000, and 1999, respectively. Before the impact of unusual items discussed in Note 2, pension income for 2001 and 2000 was $30,678,000 and $28,109,000, respectively. We provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded; claims are paid as incurred.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     The following table sets forth the status of our defined benefit pension plans and other post-retirement benefit plans at December 31, 2001 and 2000 (in thousands):

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                    --------------------   -------------------
                                                      2001       2000        2001       2000
                                                    --------   ---------   --------   --------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year...........  $246,023   $ 241,563   $ 38,291   $ 32,221
Service cost......................................     4,630       5,254        854        806
Interest cost.....................................    16,084      16,016      2,320      2,140
Plan amendments...................................     1,175       1,281         --         --
Actuarial (gain) loss.............................     6,827      (5,451)     2,044      7,243
Benefits paid.....................................   (15,557)    (14,822)    (4,283)    (4,119)
Unusual items (Note 2)............................   (35,412)      2,182     (5,966)        --
                                                    --------   ---------   --------   --------
Benefit obligation at end of year.................  $223,770   $ 246,023   $ 33,260   $ 38,291
                                                    ========   =========   ========   ========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year....  $557,910   $ 564,271   $     --   $     --
Actual return on plan assets......................   (40,826)      5,774         --         --
Employer contributions............................     2,483       2,687      4,283      4,119
Benefits paid.....................................   (15,557)    (14,822)    (4,283)    (4,119)
Unusual items (Note 2)............................   (45,412)         --         --         --
                                                    --------   ---------   --------   --------
Fair value of plan assets at end of year..........  $458,598   $ 557,910   $     --   $     --
                                                    ========   =========   ========   ========
RECONCILIATION OF THE FUNDED STATUS:
Funded status.....................................  $234,828   $ 311,887   $(33,260)  $(38,291)
Unrecognized transition asset.....................    (4,029)     (5,753)        --         --
Unrecognized prior service cost...................    13,077      19,148       (882)    (1,422)
Unrecognized (gain) loss..........................   (72,187)   (200,500)     9,419     13,193
                                                    --------   ---------   --------   --------
Net amount recognized.............................  $171,689   $ 124,782   $(24,723)  $(26,520)
                                                    ========   =========   ========   ========
AMOUNTS RECOGNIZED ON THE CONSOLIDATED BALANCE
  SHEETS CONSIST OF:
Prepaid benefit cost..............................  $182,524   $ 134,916   $     --   $     --
Accrued benefit liability.........................   (10,835)    (10,134)   (24,723)   (26,520)
                                                    --------   ---------   --------   --------
Prepaid (accrued) benefit cost....................  $171,689   $ 124,782   $(24,723)  $(26,520)
                                                    ========   =========   ========   ========

     The net prepaid pension cost for qualified pension plans is included in "Other assets," and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are principally included in "Other long-term liabilities" on the Consolidated Balance Sheets at December 31, 2001 and 2000.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     Net periodic benefit (income) cost includes the following components (in thousands):

                                             PENSION BENEFITS               OTHER BENEFITS
                                      ------------------------------   ------------------------
                                        2001       2000       1999      2001     2000     1999
                                      --------   --------   --------   ------   ------   ------
Service cost........................  $  4,630   $  5,254   $  4,877   $  854   $  806   $  741
Interest cost.......................    16,084     16,016     15,977    2,320    2,140    2,153
Expected return on plan assets......   (45,806)   (42,350)   (35,735)      --       --       --
Amortization of transition asset....    (1,725)    (1,724)    (1,724)      --       --       --
Amortization of prior service
  cost..............................     1,540      1,829      1,746     (169)    (212)    (212)
Recognized actuarial (gain) loss....    (5,401)    (7,134)    (5,631)     445      280      351
                                      --------   --------   --------   ------   ------   ------
Net periodic benefit (income)
  cost..............................   (30,678)   (28,109)   (20,490)   3,450    3,014    3,033
Unusual item (Note 2)...............   (14,024)     2,182         --     (964)      --       --
                                      --------   --------   --------   ------   ------   ------
Total net periodic benefit (income)
  cost..............................  $(44,702)  $(25,927)  $(20,490)  $2,486   $3,014   $3,033
                                      ========   ========   ========   ======   ======   ======

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $25,055,000, $22,083,000 and $0, respectively, as of December 31, 2001 and $23,271,000, $20,708,000 and $0, respectively, as of
December 31, 2000.

     The assumptions used in computing the information above were as follows:

                                                          PENSION BENEFITS      OTHER BENEFITS
                                                         ------------------   ------------------
                                                         2001   2000   1999   2001   2000   1999
                                                         ----   ----   ----   ----   ----   ----
Discount rate -- benefit expense.......................  7.0%   7.0%   7.5%   7.0%   7.0%   7.5%
Expected long-term rate of return on plan assets.......  9.0%   9.0%   9.0%    --     --     --
Discount rate -- benefit obligation....................  7.0%   7.0%   7.0%   7.0%   7.0%   7.0%
Future compensation growth rate........................  3.5%   3.5%   3.5%    --     --     --

     For measurement purposes, a 5.5%, 5.5% and 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001, 2000 and 1999 respectively. The rate is assumed to remain level at 5.5% going forward.

     A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           2001                        2000
                                                 -------------------------   -------------------------
                                                 1% INCREASE   1% DECREASE   1% INCREASE   1% DECREASE
                                                 -----------   -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Effect on post-retirement benefit obligation...    $2,822        $(2,465)      $2,793        $(2,429)
Effect on total of service and interest cost
  components...................................       330           (282)         273           (233)

     We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee's contribution, subject to certain limitations, in the form of shares of Glatfelter common stock into the Glatfelter stock fund maintained under the 401(k) plans. During 2001, 2000 and 1999, we contributed shares of Glatfelter common stock valued at $1,409,000, $1,681,000, and $1,626,000, respectively, to these 401(k) plans.

NOTE 9.  COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources, and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

     Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the United States Environmental Protection Agency ("EPA") in the "Cluster Rule." This initiative, the "New Century Project," will require capital expenditures currently estimated at approximately $32,500,000 to be incurred before April 2004. Through 2001, we have invested approximately $2,400,000 in this project including $900,000 in 2001. We estimate that $6,700,000, $18,000,000 and $5,400,000 will be spent on this project during 2002, 2003 and 2004, respectively. The Cluster Rule is a 1998 federal regulation in which the EPA aims to regulate air and water emissions from certain pulp and paper mills, including kraft pulp mills such as our Spring Grove facility. Issued under both the Clean Air Act and the Clean Water Act, the Cluster Rule establishes baseline emissions limits for toxic and non-conventional pollutant releases to both water and air.

     SPRING GROVE, PENNSYLVANIA -- WATER. We intend the New Century Project, among other things, to achieve by April 2004 a level of color in the receiving stream consistent with the level required in all similar streams in Pennsylvania. In June 1999, the Pennsylvania Public Interest Research Group and several other parties (collectively, "PennPIRG") filed a citizens suit under the federal Clean Water Act and the Pennsylvania Clean Streams Law alleging that we had been operating our Spring Grove facility in violation of a 1984 wastewater discharge permit. We disagreed with this allegation; however, the parties settled the litigation, as described below, prior to the issuance of a final adjudication. In its citizens suit, PennPIRG sought civil penalties, reimbursement for costs of litigation and a reduction in the Spring Grove facility's discharge of color (a) immediately and (b) to a level lower than that achievable with the New Century Project.

     A "discharge of color" describes the presence in the facility's water effluent of materials, primarily lignins and tannins, which are natural glues and saps, found in trees, which discolor the water. The lignins and tannins are not themselves toxic, and we believe that the receiving stream is not environmentally impacted by the color. In September 2000, the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP") issued a renewed permit that required us to comply with more stringent limits on color discharges than had been in place. We appealed the permit, as did PennPIRG.

     On October 26, 2001, the United States District Court for the Middle District of Pennsylvania approved a settlement between the parties to the citizens suit to which the Pennsylvania DEP joined. Under this settlement, the Court established a compliance schedule that would require achievement of water quality limits consistent with those contemplated under the New Century Project by April 2004. We also agreed to the implementation of certain projects encompassed by the New Century Project consistent with the timetable set forth in our water discharge permit requiring completion of the projects by April 2004. These projects include improvements in brownstock washing, installation of an oxygen delignification bleaching process and 100 percent chlorine dioxide substitution. We believe these projects will enable us to achieve compliance with the final permit limits. We presently do not anticipate difficulties in implementing the New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

     In addition to these projects, under the terms of the settlement, we have created a permanent endowment for certain environmental and recreational improvement projects in the Codorus Creek watershed, and have

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES paid PennPIRG certain litigation costs related to this lawsuit. Our total cost accrued and paid under this settlement was $2,500,000 (see Note 2). The administrative appeals filed by Glatfelter and PennPIRG have been dismissed as moot.

     We are voluntarily cooperating with an investigation by the Pennsylvania DEP, which commenced in February 2002, of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek. There is no indication that these discharges had an impact on human health or on the environment. Although this investigation could result in the imposition of a fine or other punitive measures, we currently do not know what, if any, actions will be taken.

     SPRING GROVE, PENNSYLVANIA -- AIR. In 1999, EPA and the Pennsylvania DEP issued to us separate Notices of Violation ("NOVs") alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with certain modifications to our Spring Grove facility. EPA and the Pennsylvania DEP primarily alleged that our modifications produced significant net emissions increases in certain air pollutants that should have been covered by permits containing reduced emissions limitations.

     For all but one of the modifications cited by EPA, we applied for and obtained from the Pennsylvania DEP the pre-construction permits that we concluded were required by applicable law. EPA reviewed those applications before the permits were issued. The Pennsylvania DEP's NOV pertained only to the modification for which we did not receive a pre-construction permit. We conducted an evaluation at the time of this modification and determined that the pre-construction permit cited by EPA and the Pennsylvania DEP was not required. We have been informed that EPA and the Pennsylvania DEP will seek substantial emissions reductions, as well as civil penalties, to which we believe we have meritorious defenses. Nevertheless, we are unable to predict the ultimate outcome of these matters or the costs involved.

     NEENAH, WISCONSIN -- WATER. We have previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility uses wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of NCR(R)-brand carbonless copy paper in the wastepaper that was received from others and recycled.

     As described below, various state and federal governmental agencies have formally notified seven potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The six other identified PRPs include NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp., WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Company, and U.S. Paper Mills Corp. (now owned by Sonoco Products Company).

     CERCLA establishes a two-part liability structure that makes responsible parties liable for (1) "response costs" associated with the remediation of a release of hazardous substances and (2) NRDs related to that release. Courts have interpreted CERCLA to impose joint and several liability on responsible parties, subject to equitable allocation in certain instances. Prior to a final settlement by all responsible parties and the final cleanup of the contamination, uncertainty regarding the application of such liability will persist.

     On October 2, 2001, the Wisconsin Department of Natural Resources ("Wisconsin DNR") and EPA issued drafts of the reports resulting from the remedial investigation and the feasibility study of the PCB contamination of the lower Fox River and the Bay of Green Bay. On that same day, the Wisconsin DNR and EPA issued a Proposed Remedial Action Plan ("PRAP") for the cleanup of the lower Fox River and the Bay

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES of Green Bay, estimating the total costs associated with the proposed response action at $307,600,000 (without a contingency factor) over a 7-to-18-year time period. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. Based on cost estimates of large-scale dredging response actions at other sites, we believe that the PRAP's cost projections may underestimate actual costs of the proposed remedy by over $800,000,000.

     We do not believe that the response action proposed by the Wisconsin DNR and EPA is appropriate or cost effective. We believe that a protective remedy for Little Lake Butte des Morts, the portion of the river that is closest of our Neenah facility, can be implemented at a much lower actual cost than would be incurred performing large-scale dredging. We also believe that an aggressive effort to remove the PCB-contaminated sediment, much of which is buried under cleaner sediment or is otherwise unlikely to move and which is abating naturally, would be environmentally detrimental and, therefore, inappropriate at all locations of the river. We have proposed to dredge and cap certain delineated areas with relatively higher concentrations of PCBs in Little Lake Butte des Morts. We have accrued an amount to cover this project, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities.

     We have submitted comments to the PRAP that advocate vigorously for the implementation of environmentally protective alternatives that do not rely upon large-scale dredging. EPA, in consultation with the Wisconsin DNR, will consider comments on the PRAP and will then select a remedy to address the contaminated sediment. Because we have thus far been unable to persuade the EPA and the Wisconsin DNR of the correctness of our assessment (as evidenced by the issuance of the PRAP), we are becoming less confident that an alternative remedy totally excluding large-scale dredging will be implemented. Therefore, we have increased the reasonably possible estimate of our potential cost in this matter. The issuance of the PRAP has not materially impacted the amount we have accrued for this matter, however, as we continue to believe that ultimately we will be able to convince the EPA and the Wisconsin DNR that large-scale dredging is inappropriate.

     As noted above, NRD claims are theoretically distinct from costs related to the primary remediation of a Superfund site. Calculating the value of NRD claims is difficult, especially in the absence of a completed remedy of the underlying contamination. The State of Wisconsin has informally asserted claims for NRDs against the identified PRPs regarding alleged injuries to natural resources under its alleged trusteeship in the lower Fox River and the Bay of Green Bay. To date, Wisconsin has not prepared any estimates of the alleged value of its NRD claims settlements nor finalized any settlements from which that value could be estimated. Based on available information, we believe that any NRD claims that Wisconsin may bring will likely be legally and factually without merit.

     The United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes and the Michigan Attorney General also assert that they possess NRD claims related to the lower Fox River and the Bay of Green Bay. In June 1994, FWS notified the seven identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment separate from the Wisconsin DNR. While the final assessment will be delayed until after the selection of a remedy, the federal trustees released a plan on October 25, 2000 that values their NRDs for injured natural resources between $176,000,000 and $333,000,000. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claim alleged by the federal, tribal and Michigan entities are legally and factually without merit.

     We are seeking settlement with the Wisconsin agencies and with the federal government for all of our potential liabilities for response costs and NRDs associated with the contamination. The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each PRP that estimate the volumetric share of the discharge from our Neenah facility to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower. We further maintain that we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable. We have entered into interim cost-sharing agreements with four of the other six PRPs, pursuant to which the PRPs have agreed to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River. These interim cost-sharing agreements have no bearing on the final allocation of costs related to this matter. Based upon our evaluation of the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination, we believe our share of any liability among the seven identified PRPs is much less than one-seventh of the whole.

     We also believe that additional potentially responsible parties exist other than the seven identified PRPs, which are all paper companies. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper containing PCBs to each of the recycling mills, including our Neenah facility, are also potentially responsible for this matter.

     We currently are unable to predict our ultimate cost related to this matter, because we cannot predict which remedy will be selected for the site, the costs thereof, the ultimate amount of NRDs, or our share of these costs or NRDs.

     We continue to believe it is likely that this matter will result in litigation. We maintain that the removal of a substantial amount of PCB-contaminated sediments is not an appropriate remedy. There can be no assurance, however, that we will be successful in arguing that removal of PCB-contaminated sediments is inappropriate or that we would prevail in any resulting litigation.

     The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves, relating to unasserted claims, for environmental remediation and other environmental liabilities for those environmental matters for which it is probable that an assertion will be made and an obligation exists and for which the amount of the obligation is reasonably estimable. As of December 31, 2001 and December 31, 2000, we have accrued reserves of approximately $28,800,000 and $26,400,000, respectively, representing our best estimate within a range of possible outcomes, which would cover the cost of our proposed project regarding Little Lake Butte des Morts, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. This accrual is included in "Other long-term liabilities" on the Consolidated Balance Sheets. Changes to the accrual reflect our best estimate of the ultimate outcome and considers changes in the extent and cost of the remedy, the status of negotiations with the various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. Based upon our assessment as to the ultimate outcome to this matter, we accrued and charged $2,400,000 to pre-tax earnings each year in 2001, 2000 and 1999.

     Based on analysis of currently available information and experience with respect to the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with these matters may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $200,000,000 over a period that is undeterminable but could range between 10 to 20 years or beyond. The upper limit of such range is substantially larger than the amount of our reserves. The estimate of the range of reasonably possible additional costs is less certain than the estimates upon which

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES reserves are based. In order to establish the upper limit of such range, we used assumptions that are the least favorable to us among the range of assumptions pertinent to reasonably possible outcomes. We believe that the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the range is remote.

     In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the PRAP, at a significantly higher cost than estimated in the PRAP. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or will occur, and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility. In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We did not consider the financial condition of a smaller, non-public PRP as financial information is not available, and we do not believe its contribution to be material. We have also considered that over a number of years, certain PRPs were under the ownership of large multinational companies, who appear to retain some liability for this matter. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs (if any) associated with the lower Fox River and the Bay of Green Bay.

     We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. Insurance coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. We do not know when the insurers' investigations as to coverage will be completed, and we are uncertain as to what the ultimate recovery will be and whether it will be significant in relation to the losses for which we have accrued.

     SUMMARY. Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on us. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial condition, liquidity or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial condition, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedy proposed in the PRAP, such an order would have a material adverse effect on our consolidated financial condition, liquidity and results of operations and would result in a default under our loan covenants.

     During 2001, 2000 and 1999, we expended approximately $1,700,000, $2,600,000 and $2,600,000, respectively, on environmental capital projects. We estimate total expenditures of $7,400,000 and $19,900,000 for environmental capital projects in 2002 and 2003, respectively. During 2001, 2000 and 1999, we incurred approximately $15,600,000, $16,700,000 and $15,800,000, respectively, in operating costs related to complying with environmental laws and regulations.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     We are also involved in other lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty, however, we do not expect that such lawsuits will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

NOTE 10.  OTHER SALES AND GEOGRAPHIC INFORMATION

     We sell a significant portion of our specialized printing papers through wholesale paper merchants. No individual customer accounted for more than 10% of our net sales in 2001, 2000 or 1999. Excluding the net sales of the Ecusta Division, net sales to one customer in 2001 were approximately 11% of total net sales.

     Our 2001, 2000 and 1999 net sales to external customers and location of net plant, equipment and timberlands as of December 31, 2001, 2000 and 1999 are summarized below. Net sales are attributed to countries based upon origin of shipment. The net sales information below includes the results of the Ecusta Division through August 9, 2001. Plant and equipment -- net for the Ecusta Division at December 31, 2000 and 1999 were $52,577,000 and $52,876,000, respectively. See Note 2.

                                    2001                             2000                             1999
                       ------------------------------   ------------------------------   ------------------------------
                                    PLANT, EQUIPMENT                 PLANT, EQUIPMENT                 PLANT, EQUIPMENT
                                          AND                              AND                              AND
                       NET SALES   TIMBERLANDS -- NET   NET SALES   TIMBERLANDS -- NET   NET SALES   TIMBERLANDS -- NET
                       ---------   ------------------   ---------   ------------------   ---------   ------------------
United States........  $477,437         $390,869        $567,520         $432,499        $543,436         $445,376
Germany..............   129,228           89,473         121,352          103,286         128,969          118,053
Other foreign
  countries..........    29,026           16,886          35,848           16,983          33,086           18,784
                       --------         --------        --------         --------        --------         --------
     Total...........  $635,691         $497,228        $724,720         $552,768        $705,491         $582,213
                       ========         ========        ========         ========        ========         ========

     Net sales information by product groups for the years ending December 31 follows:

                                                    2001             2000             1999
                                               --------------   --------------   --------------
                                                                (IN THOUSANDS)
Specialized Printing Papers..................  $341,955    54%  $391,087    54%  $341,990    48%
Engineered Papers (including tobacco
  papers)....................................   293,736    46%   333,633    46%   363,501    52%
                                               --------   ---   --------   ---   --------   ---
     Total...................................  $635,691   100%  $724,720   100%  $705,491   100%
                                               ========   ===   ========   ===   ========   ===

NOTE 11.  QUARTERLY RESULTS (UNAUDITED)

                                                   GROSS PROFIT IN                                  BASIC AND DILUTED
                       NET SALES IN THOUSANDS         THOUSANDS        NET INCOME IN THOUSANDS      EARNINGS PER SHARE
                       -----------------------   -------------------   ------------------------     ------------------
                          2001         2000        2001       2000        2001          2000         2001        2000
                       ----------   ----------   --------   --------   ----------     ---------     -------     ------
First................   $185,646     $187,658    $ 39,725   $ 33,507    $ 15,364       $10,644(d)   $ 0.36      $0.25(d)
Second...............    170,287      184,397      32,227     39,844     (22,472)(a)    14,038       (0.53)(a)   0.33
Third................    145,301      178,042      29,357     25,777       4,541(b)      7,179        0.11(b)    0.17
Fourth...............    134,457      174,623      30,813     34,391       9,525        12,139        0.22       0.29
                        --------     --------    --------   --------    --------       -------      ------      -----
Total................   $635,691     $724,720    $132,122   $133,519    $  6,958(c)    $44,000(d)   $ 0.16(c)   $1.04(d)
                        ========     ========    ========   ========    ========       =======      ======      =====

---------------

(a) After impact of an after-tax charge primarily for the impairment of Ecusta assets (unusual item) of $33,595,000.

(b) After impact of an after-tax charge for the loss on the sale of Ecusta (unusual item) of $6,114,000.

(c) After impact of an after-tax charge primarily for the loss on the sale of Ecusta (unusual item) of $39,709,000.

(d) After impact of an after-tax charge for restructuring charge (unusual item) of $2,120,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     (a) Directors. The information with respect to directors required under this Item is incorporated herein by reference to pages 4, 5 and 25 of our Proxy Statement, dated April 9, 2002.

     (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this Item is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required under this Item is incorporated herein by reference to pages 9 through 21 of our Proxy Statement, dated April 9, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this Item is incorporated herein by reference to pages 22 through 24 of our Proxy Statement, dated April 9, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this Item is incorporated herein by reference to page 21 of our Proxy Statement, dated April 9, 2002.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Our Consolidated Financial Statements as follows are included in
            Part II, Item 8:

            Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999

            Consolidated Balance Sheets, December 31, 2001 and 2000

            Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2001, 2000 and 1999

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999

            Notes to Consolidated Financial Statements for the Years Ended December 31, 2001, 2000 and 1999

         2. Financial Statement Schedules (Consolidated) are included in Part
            IV:

             For Each of the Three Years in the Period Ended December 31, 2001:

             II -- Valuation and Qualifying Accounts (see S-1)

           Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements.

           Our individual financial statements are not presented inasmuch as we are primarily an operating company and our consolidated subsidiaries are essentially wholly-owned.

         3. Executive Compensation Plans and Arrangements: see Exhibits (10)(a) through (10)(n), described below.

     Exhibits:

    NUMBER                     DESCRIPTION OF DOCUMENTS
    ------                     ------------------------
     (2)     Amended and Restated Acquisition Agreement dated as of
             August 9, 2001 by and among Purico (IOM) Limited, RF & Son
             Inc., RFS US Inc. and RFS Ecusta Inc., as Buyers, and P. H.
             Glatfelter Company and Mollanvick, Inc., as Sellers
             (incorporated by reference to Exhibit 2 of our Form 8-K
             dated August 24, 2001).
     (3)(a)  Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation (incorporated by
             reference to Exhibit (3)(a) of our Annual Report on Form
             10-K for the year ended December 31, 1993) as amended by
             Articles of Merger dated January 30, 1979 (incorporated by reference to Exhibit (3)(a) of our Annual Report on Form
             10-K for the year ended December 31, 1993); a Statement of
             Reduction of Authorized Shares dated May 12, 1980
             (incorporated by reference to Exhibit (3)(a) of our Annual
             Report on Form 10-K for the year ended December 31, 1993); a
             Statement of Reduction of Authorized Shares dated September
             23, 1981 (incorporated by reference to Exhibit (3)(a) of our
             Annual Report on Form 10-K for the year ended December 31,
             1993); a Statement of Reduction of Authorized Shares dated
             August 2, 1982 (incorporated by reference to Exhibit (3)(a)
             of our Annual Report on Form 10-K for the year ended
             December 31, 1993); a Statement of Reduction of Authorized
             Shares dated July 29, 1983 (incorporated by reference to
             Exhibit (3)(a) of our Annual Report on Form 10-K for the
             year ended December 31, 1993); by Articles of Amendment
             dated April 25, 1984 (incorporated by reference to Exhibit
             (3)(a) of our Annual Report on Form 10-K for the year ended
             December 31, 1994); a Statement of Reduction of Authorized
             Shares dated October 15, 1984 (incorporated by reference to
             Exhibit (3)(b)

    NUMBER                     DESCRIPTION OF DOCUMENTS
    ------                     ------------------------
             of our Form 10-K for the year ended December 31, 1984); a
             Statement of Reduction of Authorized Shares dated December
             24, 1985 (incorporated by reference to Exhibit (3)(b) of our
             Form 10-K for the year ended December 31, 1985); by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit (3) of our Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1986); a Statement of Reduction of
             Authorized Shares dated July 11, 1986 (incorporated by
             reference to Exhibit (3)(b) of our Form 10-K for the year
             ended December 31, 1986); a Statement of Reduction of
             Authorized Shares dated March 25, 1988 (incorporated by
             reference to Exhibit (3)(b) of our Form 10-K for the year
             ended December 31, 1987); a Statement of Reduction of
             Authorized Shares dated November 9, 1988 (incorporated by
             reference to Exhibit (3)(b) of our Form 10-K for the year
             ended December 31, 1988); a Statement of Reduction of
             Authorized Shares dated April 24, 1989 (incorporated by
             reference to Exhibit 3(b) of our Form 10-K for the year
             ended December 31, 1989); Articles of Amendment dated
             November 29, 1990 (incorporated by reference to Exhibit
             (3)(b) of our Form 10-K for the year ended December 31,
             1990); Articles of Amendment dated June 26, 1991
             (incorporated by reference to Exhibit (3)(b) of our Form
             10-K for the year ended December 31, 1991); Articles of
             Amendment dated August 7, 1992 (incorporated by reference to
             Exhibit (3)(b) of our Form 10-K for the year ended December
             31, 1992); Articles of Amendment dated July 30, 1993
             (incorporated by reference to Exhibit (3)(b) of our Form
             10-K for the year ended December 31, 1993); and Articles of
             Amendment dated January 26, 1994 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended
             December 31, 1993).
     (3)(b)  Articles of Incorporation, as amended through January 26,
             1994 (restated for the purpose of filing on EDGAR)
             (incorporated by reference to Exhibit (3)(c) of our Form
             10-K for the year ended December 31, 1993).
     (3)(c)  By-Laws as amended through March 8, 2002.
     (4)(a)  Indenture, dated as of July 22, 1997, between P. H.
             Glatfelter Company and The Bank of New York, relating to the
             6 7/8% Notes due 2007 (incorporated by reference to Exhibit
             4.1 to our Form S-4 Registration Statement, Reg. No.
             333-36395).
     (4)(b)  Registration Rights Agreement, dated as of July 22, 1997, among P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and
             BT Securities Corporation, relating to the 6 7/8% Notes due
             2007 (incorporated by reference to Exhibit 4.3 to our Form
             S-4 Registration Statement, Reg. No. 333-36395).
     (9)     P. H. Glatfelter Family Shareholders' Voting Trust dated
             July 1, 1993 (incorporated by reference to Exhibit 1 of the
             Schedule 13D filed by P. H. Glatfelter Family Shareholders'
             Voting Trust dated July 1, 1993).
    (10)(a)  P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19,
             2000 and effective January 1, 2001 (incorporated by
             reference to Exhibit (10)(a) of our Form 10-K for the year ended December 31, 2000).
    (10)(b)  P. H. Glatfelter Company 1988 Restricted Common Stock Award
             Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of our Form 10-K for the year ended December 31, 1992).
    (10)(c)  P. H. Glatfelter Company Supplemental Executive Retirement
             Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000 (incorporated by reference to Exhibit (10)(c) of our Form 10-K for the year ended
             December 31, 2000).
    (10)(d)  Deferral Benefit Pension Plan of Ecusta Division, effective
             May 22, 1986 (incorporated by reference to Exhibit (10)(e)
             of our Form 10-K for the year ended December 31, 1987).

    NUMBER                     DESCRIPTION OF DOCUMENTS
    ------                     ------------------------
    (10)(e)  Description of Executive Salary Continuation Plan
             (incorporated by reference to Exhibit (10)(g) of our Form
             10-K for the year ended December 31, 1990).
    (10)(f)  P. H. Glatfelter Company Supplemental Management Pension
             Plan, effective as of April 23, 1998 (incorporated by
             reference to Exhibit (10)(f) of our Form 10-K for the year ended December 31, 1998).
    (10)(g)  P. H. Glatfelter Company 1992 Key Employee Long-Term
             Incentive Plan, as amended December 20, 2000 (incorporated by reference to Exhibit (10)(g) of our Form 10-K for the
             year ended December 31, 2000).
    (10)(h)  P. H. Glatfelter Company Deferred Compensation Plan for
             Directors, effective as of April 22, 1998 (incorporated by reference to Exhibit (10)(h) of our Form 10-K for the year ended December 31, 1998).
    (10)(i)  Change in Control Employment Agreement by and between P. H.
             Glatfelter Company and George H. Glatfelter II, dated as of
             December 31, 2000 (incorporated by reference to Exhibit
             (10)(i) of our Form 10-K for the year ended December 31,
             2000).
    (10)(j)  Change in Control Employment Agreement by and between P. H.
             Glatfelter Company and Robert P. Newcomer, dated as of
             December 31, 2000 (along with a Schedule of Change in
             Control Employment Agreements by and between P. H.
             Glatfelter Company and other employees which have not been filed as exhibits to this Form 10-K.
    (10)(k)  Employment Agreement by and between P. H. Glatfelter Company and Gerhard K. Federer, dated as of January 31, 2001.
    (10)(l)  Termination of Employment Contract by and between P. H.
             Glatfelter Company and Robert L. Miller, dated as of March
             22, 2001.
    (10)(m)  Termination of Employment Contract by and between P. H.
             Glatfelter Company and Leland R. Hall, dated as of April 24,
             2001.
    (10)(n)  Termination of Employment Contract by and between P. H.
             Glatfelter Company and Robert S. Wood, dated as of February
             13, 2002.
    (10)(o)  Loan Agreement, dated February 24, 1997, between P. H.
             Glatfelter Company, as borrower, and GWS Valuch, Inc., as
             lender (incorporated by reference to Exhibit (10)(h) of our
             Form 10-K for the year ended December 31, 1996).
    (10)(p)  Agreement between the State of Wisconsin and Certain
             Companies Concerning the Fox River, dated as of January 31,
             1997, among P. H. Glatfelter Company, Fort Howard
             Corporation, NCR Corporation, Appleton Papers Inc.,
             Riverside Paper Corporation, U.S. Paper Mills, Wisconsin
             Tissue Mills Inc. and the State of Wisconsin (incorporated by reference to Exhibit (10)(i) of our Form 10-K for the
             year ended December 31, 1996).
    (10)(q)  Credit Agreement, dated as of December 22, 1997, among P. H.
             Glatfelter Company, various subsidiary borrowers, Bankers
             Trust Company, as Agent, and various lending institutions
             with Deutsche Bank AG, as Documentation Agent, PNC Bank,
             National Association, as Syndication Agent, and First
             National Bank of Maryland and Wachovia Bank, N.A., as
             Managing Agents (incorporated by reference to Exhibit
             (10)(j) of our Form 10-K for the year ended December 31,
             1997).
    (10)(r)  First Amendment to Credit Agreement dated as of August 6,
             2001 by and among P. H. Glatfelter Company, various
             subsidiaries of the Company party hereto, the financial
             institutions party to the Credit Agreement dated as of
             December 22, 1997 in their capacities as lenders, and
             Bankers Trust Company, as agent for the lenders
             (incorporated by reference to Exhibit 10 of our Quarterly
             Report on Form 10-Q for the quarter ended June 30, 2001).
    (10)(s)  Supply and Service Agreement dated as of August 1, 2001 by and among Purico GmbH, Purico (IOM) Limited and Papierfabrik
             Schoeller & Hoesch GmbH & Co.

    NUMBER                     DESCRIPTION OF DOCUMENTS
    ------                     ------------------------
    (10)(t)  Arrangement Letter by and between P. H. Glatfelter Company and Accenture LLP, dated as of January 16, 2001.
    (21)     Subsidiaries of the Registrant
    (23)     Consent of Independent Auditors

     (b) On October 2, 2001, we filed a Form 8-K dated October 2, 2001 to update certain environmental matters disclosed in prior periodic filings.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          P. H. GLATFELTER COMPANY
                                          (Registrant)

March 27, 2002
                                          By     /s/ G. H. GLATFELTER II
                                            ------------------------------------
                                                   G. H. Glatfelter II
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

DATE                            SIGNATURE                                    CAPACITY
----                            ---------                                    --------
March 27, 2002           /s/ G. H. GLATFELTER II             Principal Executive Officer and Director
                ------------------------------------------
                           G. H. Glatfelter II

March 27, 2002               /s/ G. MACKENZIE                      Principal Financial Officer
                ------------------------------------------
                               G. MacKenzie

March 27, 2002               /s/ C. M. SMITH                       Principal Accounting Officer
                ------------------------------------------
                               C. M. Smith

March 27, 2002              /s/ R. E. CHAPPELL                               Director
                ------------------------------------------
                              R. E. Chappell

March 27, 2002               /s/ K. DAHLBERG                                 Director
                ------------------------------------------
                               K. Dahlberg

March 27, 2002             /s/ N. DEBENEDICTIS                               Director
                ------------------------------------------
                             N. DeBenedictis

March 27, 2002              /s/ P. G. FOULKROD                               Director
                ------------------------------------------
                              P. G. Foulkrod

March 27, 2002             /s/ G. H. GLATFELTER                              Director
                ------------------------------------------
                             G. H. Glatfelter

March 27, 2002               /s/ R. S. HILLAS                                Director
                ------------------------------------------
                               R. S. Hillas

March 27, 2002             /s/ M. A. JOHNSON II                              Director
                ------------------------------------------
                             M. A. Johnson II

March 27, 2002               /s/ R. J. NAPLES                                Director
                ------------------------------------------
                               R. J. Naples

DATE                            SIGNATURE                                    CAPACITY
----                            ---------                                    --------

March 27, 2002              /s/ R. P. NEWCOMER                               Director
                ------------------------------------------
                              R. P. Newcomer

March 27, 2002               /s/ R. L. SMOOT                                 Director
                ------------------------------------------
                               R. L. Smoot

                                  SCHEDULE II
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2001
                       VALUATION AND QUALIFYING ACCOUNTS

                                                           ALLOWANCES FOR
                                      ---------------------------------------------------------
                                         DOUBTFUL ACCOUNTS       SALES DISCOUNTS AND DEDUCTIONS
                                      ------------------------   ------------------------------
                                       2001     2000     1999      2001       2000       1999
                                      ------   ------   ------   --------   --------   --------
                                                           (IN THOUSANDS)
Balance, beginning of year..........  $1,515   $1,227   $1,532   $  1,069   $  2,152   $  2,135
Other(a)............................    (240)                         (70)
PROVISION...........................     861      809      111     11,499     17,845     15,076
Write-offs, recoveries and discounts
  allowed...........................    (585)    (521)    (416)   (10,874)   (18,928)   (15,059)
                                      ------   ------   ------   --------   --------   --------
Balance, end of year................  $1,551   $1,515   $1,227   $  1,624   $  1,069   $  2,152
                                      ======   ======   ======   ========   ========   ========

---------------

(a) Relates primarily to the disposition of the Ecusta Division.

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

EXHIBIT INDEX

(2)       Amended and Restated Acquisition Agreement dated as of August
          9, 2001 by and among Purico (IOM) Limited, RF & Son Inc., RFS US
          Inc. and RFS Ecusta Inc., as Buyers, and P. H. Glatfelter Company and Mollanvick, Inc., as Sellers (incorporated by reference to Exhibit 2 of our Form 8-K dated August 24, 2001).

(3)(a) Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation (incorporated by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended
          December 31, 1993) as amended by Articles of Merger dated January
          30, 1979 (incorporated by reference to Exhibit (3)(a) of our Annual
          Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated May 12, 1980
          (incorporated by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated September 23, 1981
          (incorporated by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated August 2, 1982 (incorporated by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December 31, 1993); a Statement of Reduction of Authorized Shares dated July 29, 1983 (incorporated by reference to
          Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended
          December 31, 1993); by Articles of Amendment dated April 25, 1984
          (incorporated by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December 31, 1994); a Statement of Reduction of Authorized Shares dated October 15, 1984 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended
          December 31, 1984); a Statement of Reduction of Authorized Shares dated December 24, 1985 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended December 31, 1985); by Articles of Amendment dated April 23, 1986 (incorporated by reference to Exhibit (3) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1986); a Statement of Reduction of Authorized Shares dated July 11, 1986 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended December 31, 1986); a Statement of Reduction of Authorized Shares dated March 25, 1988 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended
          December 31, 1987); a Statement of Reduction of Authorized Shares dated November 9, 1988 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended December 31, 1988); a Statement of Reduction of Authorized Shares dated April 24, 1989 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended
          December 31, 1989); Articles of Amendment dated November 29, 1990
          (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended December 31, 1990); Articles of Amendment dated June
          26, 1991 (incorporated by reference to Exhibit (3)(b) of our Form
          10-K for the year ended December 31, 1991); Articles of Amendment dated August 7, 1992 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended December 31, 1992); Articles of Amendment dated July 30, 1993 (incorporated by reference to Exhibit
          (3)(b) of our Form 10-K for the year ended December 31, 1993); and Articles of Amendment dated January 26, 1994 (incorporated by reference to Exhibit (3)(b) of our Form 10-K for the year ended
          December 31, 1993).

(3)(b)    Articles of Incorporation, as amended through January 26,
          1994 (restated for the purpose of filing on EDGAR) (incorporated by reference to Exhibit (3)(c) of our Form 10-K for the year ended
          December 31, 1993).

(3)(c)    By-Laws as amended through March 8, 2002.

(4)(a)    Indenture, dated as of July 22, 1997, between P. H. Glatfelter
          Company and The Bank of New York, relating to the 6-7/8%
          Notes due 2007 (incorporated by reference to Exhibit 4.1 to our Form
          S-4 Registration Statement, Reg. No. 333-36395).

(4)(b)    Registration Rights Agreement, dated as of July 22, 1997, among P. H.
          Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities
          Corporation, relating to the 6-7/8% Notes due 2007

          (incorporated by reference to Exhibit 4.3 to our Form S-4
          Registration Statement, Reg. No. 333-36395).

(9)       P. H. Glatfelter Family Shareholders' Voting Trust dated July 1,
          1993 (incorporated by reference to Exhibit 1 of the Schedule 13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated
          July 1, 1993).

(10)(a) P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001 (incorporated by reference to Exhibit
          (10)(a) of our Form 10-K for the year ended December 31, 2000).

(10)(b)   P. H. Glatfelter Company 1988 Restricted Common Stock Award
          Plan, as amended and restated June 24, 1992 (incorporated by reference to Exhibit (10)(c) of our Form 10-K for the year ended
          December 31, 1992).

(10)(c)   P. H. Glatfelter Company Supplemental Executive Retirement
          Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000 (incorporated by reference to Exhibit
          (10)(c) of our Form 10-K for the year ended December 31, 2000).

(10)(d)   Deferral Benefit Pension Plan of Ecusta Division, effective
          May 22, 1986 (incorporated by reference to Exhibit (10)(e) of our
          Form 10-K for the year ended December 31, 1987).

(10)(e)   Description of Executive Salary Continuation Plan
          (incorporated by reference to Exhibit (10)(g) of our Form 10-K for the year ended December 31, 1990).

(10)(f)   P. H. Glatfelter Company Supplemental Management Pension
          Plan, effective as of April 23, 1998 (incorporated by reference to Exhibit (10)(f) of our Form 10-K for the year ended December 31,
          1998).

(10)(g)   P. H. Glatfelter Company 1992 Key Employee Long-Term
          Incentive Plan, as amended December 20, 2000 (incorporated by reference to Exhibit (10)(g) of our Form 10-K for the year ended
          December 31, 2000).

(10)(h)   P. H. Glatfelter Company Deferred Compensation Plan for
          Directors, effective as of April 22, 1998 (incorporated by reference to Exhibit (10)(h) of our Form 10-K for the year ended December 31,
          1998).

(10)(i)   Change in Control Employment Agreement by and between P. H.
          Glatfelter Company and George H. Glatfelter II, dated as of December
          31, 2000 (incorporated by reference to Exhibit (10)(i) of our Form
          10-K for the year ended December 31, 2000).

(10)(j)   Change in Control Employment Agreement by and between P. H.
          Glatfelter Company and Robert P. Newcomer, dated as of December 31,
          2000 (along with a Schedule of Change in Control Employment
          Agreements by and between P. H. Glatfelter Company and other employees which have not been filed as exhibits to this Form 10-K).

(10)(k) Employment Agreement by and between P. H. Glatfelter Company and Gerhard K. Federer, dated as of January 31, 2001.

(10)(l)   Termination of Employment Contract by and between P. H.
          Glatfelter Company and Robert L. Miller, dated as of March 22, 2001.

(10)(m)   Termination of Employment Contract by and between P. H.
          Glatfelter Company and Leland R. Hall, dated as of April 24, 2001.

(10)(n)   Termination of Employment Contract by and between P. H.
          Glatfelter Company and Robert S. Wood, dated as of February 13, 2002.

(10)(o)   Loan Agreement, dated February 24, 1997, between P. H.
          Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender
          (incorporated by reference to Exhibit (10)(h) of our Form 10-K for the year ended December 31, 1996).

(10)(p)   Agreement between the State of Wisconsin and Certain
          Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR
          Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S.
          Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin
          (incorporated by reference to Exhibit (10)(i) of our Form 10-K for the year ended December 31, 1996).

(10)(q)   Credit Agreement, dated as of December 22, 1997, among P. H.
          Glatfelter Company, various subsidiary borrowers, Bankers Trust
          Company, as Agent, and various lending institutions with Deutsche
          Bank AG, as Documentation Agent, PNC Bank, National Association, as
          Syndication Agent, and First National Bank of Maryland and Wachovia
          Bank, N.A., as Managing Agents (incorporated by reference to Exhibit
          (10)(j) of our Form 10-K for the year ended December 31, 1997).

(10)(r)   First Amendment to Credit Agreement dated as of August 6,
          2001 by and among P. H. Glatfelter Company, various subsidiaries of the Company party hereto, the financial institutions party to the Credit Agreement dated as of December 22, 1997 in their capacities as lenders, and Bankers Trust Company, as agent for the lenders
          (incorporated by reference to Exhibit 10 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

(10)(s) Supply and Service Agreement dated as of August 1, 2001 by and among Purico GmbH, Purico (IOM) Limited and Papierfabrik
          Schoeller & Hoesch GmbH & Co.

(10)(t) Arrangement Letter by and between P. H. Glatfelter Company and Accenture LLP, dated as of January 16, 2001.

(21)      Subsidiaries of the Registrant

(23)      Consent of Independent Auditors

(b) On October 2, 2001, we filed a Form 8-K dated October 2, 2001 to update certain environmental matters disclosed in prior periodic filings.