Form 10-Q
period 2002-03-31
GLATFELTER P H CO
filed 2002-05-15
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                 (717) 225-4711
                                 --------------
              (Registrant's telephone number, including area code)




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
         No    .                                                            ---
           ----

Shares of Common Stock outstanding at April 30, 2002 were 43,306,866.

                            P. H. GLATFELTER COMPANY

                                      INDEX

Part I - Financial Information

Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income -

                  Three Months Ended March 31, 2002 and 2001.....................       3


         Condensed Consolidated Balance Sheets - March 31, 2002

                  and December 31, 2001..........................................       4


         Condensed Consolidated Statements of Cash Flows - Three

                  Months Ended March 31, 2002 and 2001...........................       5

         Notes to Condensed Consolidated Financial Statements....................       6

Independent Accountants' Report..................................................      14

Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................      15

Quantitative and Qualitative Disclosures About Market Risk.......................      21

Part II - Other Information......................................................      21

Signature........................................................................      24

Index of Exhibits................................................................      25

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per-share amounts)
                                   (UNAUDITED)

                                                      Three Months Ended
                                                    3/31/02         3/31/01
                                                   --------        --------
Revenues:
       Net sales                                   $131,998        $185,646

       Other income - net:

             Energy sales - net                       2,166           2,312
             Interest on investments
                   and other - net                      242           1,378
             Gain from property
                   dispositions, etc. - net             590             500
                                                   --------        --------
                                                      2,998           4,190

                         Total revenues             134,996         189,836

Costs and expenses:
       Cost of products sold                         99,657         145,921
       Selling, general and
             administrative expenses                 14,492          15,500
       Interest on debt                               3,744           4,442
                                                   --------        --------
                                                    117,893         165,863

Income before income taxes                           17,103          23,973

Income tax provision:
       Current                                        4,021           6,274
       Deferred                                       1,958           2,335
                                                   --------        --------
             Total                                    5,979           8,609

Net income                                         $ 11,124        $ 15,364
                                                   ========        ========

Basic and diluted earnings per share               $   0.26        $   0.36
                                                   ========        ========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                     ASSETS
                                                                                  3/31/02           12/31/01
                                                                                 ---------         ---------
Current assets:
       Cash and cash equivalents                                                 $  97,477         $  95,501
       Accounts receivable - net                                                    64,827            60,157
       Inventories:
             Raw materials                                                          14,664            13,404
             In-process and finished                                                28,973            27,376
             Supplies                                                               22,548            22,035
                                                                                 ---------         ---------
                   Total inventories                                                66,185            62,815

       Refundable income taxes                                                       5,722            17,522
       Prepaid expenses and other current assets                                     4,814             4,433
                                                                                 ---------         ---------
                         Total current assets                                      239,025           240,428

Plant, equipment and timberlands - net                                             493,089           497,228

Other assets                                                                       230,441           223,068
                                                                                 ---------         ---------

                               Total assets                                      $ 962,555         $ 960,724
                                                                                 =========         =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
       Current portion of long-term debt                                         $ 122,467         $ 123,709
       Short-term debt                                                               1,989             1,453
       Accounts payable                                                             33,662            36,155
       Dividends payable                                                             7,570             7,481
       Income taxes payable                                                          5,049             1,853
       Accrued compensation and other expenses
             and deferred income taxes                                              29,362            38,664
                                                                                 ---------         ---------
                         Total current liabilities                                 200,099           209,315

Long-term debt                                                                     152,561           152,593

Deferred income taxes                                                              169,355           167,623

Other long-term liabilities                                                         77,211            77,724
                                                                                 ---------         ---------

                         Total liabilities                                         599,226           607,255

Commitments and contingencies

Shareholders' equity:
       Common stock                                                                    544               544
       Capital in excess of par value                                               40,016            40,968
       Retained earnings                                                           491,750           488,150
       Accumulated other comprehensive loss                                         (4,166)           (3,849)
                                                                                 ---------         ---------
             Total                                                                 528,144           525,813

       Less cost of common stock in treasury                                      (164,815)         (172,344)
                                                                                 ---------         ---------

                         Total shareholders' equity                                363,329           353,469

                               Total liabilities and shareholders' equity        $ 962,555         $ 960,724
                                                                                 =========         =========


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                             Three Months Ended
                                                                         3/31/02           3/31/01
                                                                        ---------         ---------
Cash flows from operating activities:

       Net income                                                       $  11,124         $  15,364
       Items included in net income not using (generating) cash:
             Depreciation, depletion and amortization                      11,082            11,840
             Loss on disposition of fixed assets                                1                --
             Expense related to 401(k) plans                                  425               641
       Change in assets and liabilities:
             Accounts receivable                                           (6,065)          (14,409)
             Inventories                                                   (2,802)              151
             Other assets and prepaid expenses                             (5,339)           (7,695)
             Accounts payable, accrued compensation and
                   other expenses, deferred income taxes
                   and other long-term liabilities                        (14,019)          (14,327)
             Income taxes payable and refundable income taxes              13,922             4,197
             Deferred income taxes - noncurrent                             2,158             2,488
                                                                        ---------         ---------
Net cash provided by (used in) operating activities                        10,487            (1,750)
                                                                        ---------         ---------

Cash flows from investing activities:

       Proceeds from disposal of fixed assets                                  11                16
       Additions to plant, equipment and timberlands                       (7,984)           (9,468)
                                                                        ---------         ---------
Net cash used in investing activities                                      (7,973)           (9,452)
                                                                        ---------         ---------

Cash flows from financing activities:

       Net borrowings (payment) of debt                                       535            (2,797)
       Dividends paid                                                      (7,481)           (7,418)
       Proceeds from stock option exercises                                 6,151               106
                                                                        ---------         ---------
Net cash used in financing activities                                        (795)          (10,109)
                                                                        ---------         ---------

Effect of exchange rate changes on cash                                       257               (99)
                                                                        ---------         ---------

Net increase (decrease) in cash and cash equivalents                        1,976           (21,410)

Cash and cash equivalents:
       At beginning of year                                                95,501           110,552
                                                                        ---------         ---------
       At end of period                                                 $  97,477         $  89,142
                                                                        =========         =========

Supplemental disclosure of cash flow information:
Cash paid for:
       Interest                                                         $   6,704         $   6,941
       Income taxes                                                           265               383


See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       EARNINGS PER SHARE ("EPS")

         Basic EPS excludes the dilutive impact of common stock equivalents and is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS includes the effect of potential dilution from the issuance of common stock, pursuant to common stock equivalents, using the treasury stock method. A reconciliation of our basic and diluted EPS follows with the dollar and share amounts in thousands (except per-share amounts):

                                           Three Months Ended
                                                March 31
                                         ----------------------
                                           2002           2001
                                         -------        -------
                                          Shares         Shares
                                         -------        -------
Basic EPS factors                         42,952         42,418
Effect of potentially
     dilutive employee
     incentive plans:
         Restricted stock awards             186            130
         Performance stock awards             --             29
         Employee stock options              474             --
                                         -------        -------
Diluted EPS factors                       43,612         42,577
                                         =======        =======
Net income                               $11,124        $15,364

Basic and diluted EPS                    $  0.26        $  0.36

2.       RECENT ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

         On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in Other Comprehensive Income ("OCI") as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. Due to our limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

         The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001, and issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, Technical Corrections," in April 2002.

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

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and establishes revised reporting requirements for goodwill and other intangible assets. Since adoption, we no longer amortize goodwill unless evidence of impairment exists; goodwill will be evaluated on at least an annual basis. We have performed the first step of the transitional goodwill impairment test as of January 1, 2002 and have determined that no impairment to our goodwill existed. As of March 31, 2002 and using the 2002 foreign exchange translation rates, we had approximately $8,200,000 in unamortized goodwill. We recorded $136,000 in goodwill amortization expense for the first quarter of 2001. Exclusive of goodwill amortization expense, net income in the first quarter of 2001 was $15,452,000, or $0.36 per share. We adopted SFAS No. 142 on January 1, 2002.

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

         SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. This statement, among other things, rescinds the requirement to classify a gain or loss upon the extinguishment of debt as an extraordinary item on the income statement. It also requires lessees to account for certain modifications to lease agreements in a manner consistent with sale-leaseback transaction accounting. The adoption of SFAS No. 145 will not have an impact on our consolidated financial position or results of operation.

3.       INTEREST RATE SWAP AGREEMENTS

         In January 1999, we entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $22,277,000 as of March 31, 2002). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, we receive a floating rate of the three-month DM/Euro LIBOR plus twenty basis points and pay a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements. As of March 31, 2002, our after-tax gain from termination of these interest rate swap agreements would have been $101,000. Both of our interest rate swap agreements convert a portion of our Revolving Credit Facility borrowings from a floating rate to fixed-rate basis. Later this year, we expect to pay off our Revolving Credit Facility using cash and cash equivalents as well as through borrowings under a new debt facility to be negotiated. We currently intend to terminate the above swap agreements at the time of our refinancing, which would have an impact on our earnings.

4.       COMPREHENSIVE INCOME

         Comprehensive income was $10,807,000 and $16,159,000 for the first three months of 2002 and 2001, respectively. Comprehensive income is defined as net income plus other comprehensive income (loss). Other comprehensive income (loss) includes the effects of changes in (1) certain currency exchange rates relative to the U.S. dollar and (2) the fair value of derivative instruments designated in cash flow-type hedges that we held during the reporting periods (see Note 3).

5.       COMMITMENTS AND CONTINGENCIES

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

         We are subject to the "Cluster Rule," a 1998 federal regulation in which the United States Environmental Protection Agency ("EPA") aims to regulate air and water emissions from certain pulp and paper mills, including kraft pulp mills such as our Spring Grove facility. Issued under both the Clean Air Act and the Clean Water Act, the Cluster Rule establishes baseline emissions limits for toxic and non-conventional pollutant releases to both water and air. Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated at approximately $32,500,000 to be incurred before April 2004. Projects include improvements in brownstock washing, installation of an oxygen delignification bleaching process and 100 percent chlorine dioxide substitution. Through March 31, 2002, we have invested approximately $2,600,000 in this project including approximately $100,000 during the first quarter of 2002. We estimate that $6,700,000, $18,000,000 and $5,400,000 will be spent on this project during 2002, 2003 and 2004, respectively. We presently do not anticipate difficulties in implementing the New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

         SPRING GROVE, PENNSYLVANIA - WATER. We are voluntarily cooperating with an investigation by the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP"), which commenced in February 2002, of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek. There is no indication that these discharges had an impact on human health or on the environment. Although this investigation could result in the imposition of a fine or other punitive measures, we currently do not know what, if any, actions will be taken nor are we able to predict our ultimate cost, if any, related to this matter.

         SPRING GROVE, PENNSYLVANIA - AIR. In 1999, EPA and the Pennsylvania DEP issued to us separate Notices of Violation ("NOVs") alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with certain modifications to our Spring Grove facility. EPA and the Pennsylvania DEP primarily alleged that our modifications produced significant net emissions increases in certain air pollutants that should have been covered by permits containing reduced emissions limitations.

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

         NEENAH, WISCONSIN - WATER. We have previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility uses wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of NCR(R)-brand carbonless copy paper in the wastepaper that was received from others and recycled.

         As described below, various state and federal governmental agencies have formally notified seven potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The six other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp., WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Company, and U.S. Paper Mills Corp. (now owned by Sonoco Products Company).

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

         We do not believe that the response action proposed by the Wisconsin DNR and EPA is appropriate or cost effective. We believe that a protective remedy for Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, can be implemented at a much lower actual cost than would be incurred performing large-scale dredging. We also believe that an aggressive effort to remove the PCB-contaminated sediment, much of which is buried under cleaner sediment or is otherwise unlikely to move and which is abating naturally, would be environmentally detrimental and, therefore, inappropriate at all locations of the river. We have proposed to dredge and cap certain delineated areas with relatively higher concentrations of PCBs in Little Lake Butte des Morts. We have accrued an amount to cover this project, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities.

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

         As noted above, NRD claims are theoretically distinct from costs related to the primary remediation of a Superfund site. Calculating the value of NRD claims is difficult, especially in the absence of a completed remedy for the underlying contamination. The State of Wisconsin has informally asserted claims for NRDs against the identified PRPs regarding alleged injuries to natural resources under its alleged trusteeship in the lower Fox River and the Bay of Green Bay. To date, Wisconsin has not prepared any estimates of the alleged value of its NRD claims settlements nor finalized any settlements from which that value could be estimated. Based on available information, we believe that any NRD claims that Wisconsin may bring will likely be legally and factually without merit.

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

         We are seeking settlement with the Wisconsin agencies and with the federal government for all of our potential liabilities for response costs and NRDs associated with the contamination. The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each PRP that estimate the volumetric share of the discharge from our Neenah facility to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable. We have entered into interim cost-sharing agreements with four of the other six PRPs, pursuant to which the PRPs have agreed to share both defense costs and costs for scientific studies relating to PCBs discharged into the Lower Fox River. These interim cost-sharing agreements have no bearing on the final allocation of costs related to this matter. Based upon our evaluation of the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination, we believe our share of any liability among the seven identified PRPs is much less than one-seventh of the whole.

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

         The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves, relating to unasserted claims, for environmental remediation and other environmental liabilities for those environmental matters for which it is probable that an assertion will be made and an obligation exists and for which the amount of the obligation is reasonably estimable. As of March 31, 2002 and December 31, 2001, we had accrued reserves of approximately $28,800,000, representing our best estimate within a range of possible outcomes, which would cover the cost of our proposed project regarding Little Lake Butte des Morts, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. This accrual is included in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Changes to the accrual reflect updates to our best estimate of the ultimate outcome and consider changes in the extent and cost of the remedy, the status of negotiations with the various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. Based upon our assessment as to the ultimate outcome to this matter, we accrued and charged $600,000 to pre-tax earnings during the first quarter of 2001.

         Based on analysis of currently available information and experience with respect to the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with these matters may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $200,000,000 over a period that is undeterminable but could range between 10 to 20 years or beyond. The upper limit of such range is substantially larger than the amount or our reserves. The estimate of the range of reasonably possible additional costs is less certain than the estimates upon which reserves are based. In order to establish the upper limit of such range, we used assumptions that are the least favorable to us among the range of assumptions pertinent to reasonably possible outcomes. We believe that the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the range is remote.

         In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the PRAP, at a significantly higher cost than estimated in the PRAP. We have also assumed our share of the ultimate liability to be 18% which is significantly higher than we believe is appropriate or will occur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility. In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We did not consider the financial condition of a smaller, non-public PRP as financial information is not available, and we do not believe its contribution to be material. We have also considered that over a number of years, certain PRPs were under the ownership of large multinational companies, which appear to retain some liability for this matter. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs (if any) associated with the lower Fox River and the Bay of Green Bay.

         We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. Insurance coverage, which is currently being investigated under reservation of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. We do not know when the insurers' investigations as to coverage will be completed and we are uncertain as to what the ultimate recovery will be and whether it will be significant in relation to the losses for which we have accrued.

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

6.       SUBSEQUENT EVENT

         On May 1, 2002, each non-employee member of our Board of Directors was granted options to purchase 2,500 shares of Glatfelter common stock for a total of 22,500 options granted. Such options become exercisable on May 1, 2003 at an exercise price of $17.54, which represents the average quoted market price of Glatfelter common stock on the date of grant, and expire on April 30, 2012.

7.       DISCLOSURE STATEMENT

         In our opinion, the accompanying unaudited condensed consolidated financial statements contain all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation of the financial information contained therein. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the more complete disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to the prior periods' financial information to conform to those classifications used in 2002. Quarterly results should not be considered indicative of the results to be expected for the full year.

                         INDEPENDENT ACCOUNTANTS' REPORT

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 2002 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of P.
H. Glatfelter Company and subsidiaries as of December 31, 2001, and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
April 22, 2002, except for Note 6 as to
which the date is May 1, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income is shown below.

                                                          Three Months Ended
                                                        March 31, 2002 and 2001
                                                    ------------------------------
                                                           Increase (Decrease)
                                                         (dollars in thousands)
Net sales                                           $ (53,648)             (28.9)%
Other income - net                                     (1,192)             (28.4)%
Cost of products sold                                 (46,264)             (31.7)%
Selling, general and
     administrative expenses                           (1,008)              (6.5)%
Interest on debt                                         (698)             (15.7)%
Income tax provision                                   (2,630)             (30.5)%
Net income                                             (4,240)             (27.6)%


Net Sales

Net sales decreased $53,648,000, or 28.9%, for the first quarter of 2002 compared to the first quarter of 2002. Of this decrease, $41,955,000 is attributable to the Ecusta Division, which was sold on August 9, 2001. Excluding Ecusta, net sales decreased 8.1%, for the same time periods due to a 7.5% decrease in average net selling prices along with a 0.7% decrease in net sales volume.

For analysis purposes, we currently classify our sales into two product groups: specialized printing papers and engineered papers (including tobacco papers). We are in the process of changing our organization and information systems to manage our business in three separate business units: (1) engineered products,
(2) printing and converting papers and (3) long fiber and overlay papers. Our information systems do not currently provide the information necessary for reporting by business unit. Such information is expected to be available by the end of 2002.

Excluding Ecusta, net sales of specialized printing papers decreased 9.2% in the first quarter of 2002 compared to the first quarter of 2001 due mainly to a 7.9% decrease in average net selling prices. A 1.4% decrease in net sales volume further depressed net sales of such papers. The decrease in selling prices of specialized printing papers was largely due to weakened overall economic conditions and difficult market conditions affecting our printing paper businesses. Prices are expected to remain relatively stable in the near term.

Net sales of engineered papers for the three months ended March 31, 2002 were 6.9% lower than for the corresponding 2001 period, excluding Ecusta. The decrease was primarily the result of continued demand erosion for tobacco papers for which our net sales decreased 33.0%. Excluding tobacco papers, net sales of engineered papers were virtually flat from first quarter of 2001 to first quarter of 2002 as a 7.6% decrease in average net selling prices offset a 7.9% increase in net sales volume. Lower average net selling prices resulted as overall supply capacity for these products exceeded demand. Average net selling prices were also lower in the first quarter of 2002 compared to the first quarter of 2001 due to the strengthening of the U.S. dollar and the resulting unfavorable effect of translating foreign currency results into U.S dollars. Although the increased net sales volume for these products is indicative of the continuing strong demand for our products, it is difficult to determine demand and pricing trends for such engineered papers due to the fragmentation and small size of markets within this group. Our best estimate is that overall pricing in these product lines is expected to be relatively stable with downward pressure in selective markets.

Other Income - Net

Other income - net decreased $1,192,000, or 28.4%, for the first quarter of 2002 compared to the corresponding period of 2001. Energy sales - net decreased $146,000 for the three months ended March 31, 2002 versus the comparable period in 2001 due to minor maintenance related issues at our Spring Grove, Pennsylvania facility. Interest on investments and other - net decreased $1,136,000 in the first quarter of 2002 versus the same period in 2001 as a result of considerably lower interest rates as well as lower average cash balances. In addition, we invested a higher percentage of our available cash in tax-free interest municipal bonds during the first quarter of 2002 compared to the like period of 2001, and such investments yield substantially lower pre-tax interest rates. Gain from property dispositions, etc. - net increased $90,000 for the three months ended March 31, 2002 versus the like period in 2001.

Cost of Products Sold and Gross Margin

Cost of products sold decreased $46,264,000, or 31.7%, for the first quarter of 2002 versus the first quarter of 2001. Of this decrease, $37,503,000 represents the cost of products sold for Ecusta Division during the first quarter of 2001. Cost of products sold also declined due to decreases in unit costs for purchased pulp and wastepaper as well as a decrease in energy-related costs and the impact of cost-control efforts. We expect that market pulp prices will remain relatively flat through the second quarter of 2002.

Income resulting from the overfunded status of our defined benefit pension plans decreased cost of products sold by $6,587,000 and $7,067,000 for the first quarter of 2002 and the first quarter of 2001, respectively.

As a result of the aforementioned items, gross margin as a percentage of net sales increased to 24.6% for the first quarter of 2002 from 21.4% for the like quarter of 2001. Excluding Ecusta, gross margin as a percentage of net sales remained flat at 24.5% for the first three months of 2002 compared to the first three months of 2001. Cost of products sold per ton decreased proportionately to the decrease in average net selling price per ton from the first quarter 2001 to first quarter 2002.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses for the first quarter of 2002 were $1,008,000, or 6.5%, lower than for the first quarter of 2001. Excluding the Ecusta Division, SG&A increased by $1,228,000 due primarily to increased cost related to resources dedicated to implementing our strategic initiatives, including increased service fees related to information technology. Pension income reduced SG&A expenses by $1,430,000 and $1,581,000 for the first quarter of 2002 and the same quarter of 2001, respectively.

Interest on Debt - Net

Interest on debt - net decreased $698,000, or 15.7%, for the three months ended March 31, 2002 versus the comparable period of 2001 due to lower average debt balances. Additionally, lower interest rates on our variable-rate borrowings and a stronger U.S. dollar relative to the Euro during the first quarter of 2002 compared to the first quarter of 2001 caused lower interest expense.

Income Tax Provision

The income tax provision decreased $2,630,000, or 30.5%, for the first quarter of 2002 versus the first quarter of 2001. The decrease was primarily due to lower income before income taxes in the first quarter of 2002 versus the same period in 2001. In addition, our effective income tax rate in the first quarter of 2002 was 35.0% compared to 35.9% for the first quarter of 2001.

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

Our IMPACT project is focused on identifying and implementing changes in our organization and business processes. We are currently in the second phase of IMPACT, which includes the installation of an enterprise resource planning ("ERP") system. This system, which will provide a common platform for purchasing, accounts payable, sales orders, cost accounting and general ledgers, among other things, was implemented at our U.S. based locations on April 1, 2002. This portion of the implementation was completed on time, within budget and without noticeable operational interruptions. Installation at our two larger European locations will be completed in the fall of 2002. Total spending on the IMPACT project is expected to be approximately $49,000,000, of which approximately $45,000,000 is capital related. Through March 31, 2002, we have capitalized approximately $28,500,000 on the IMPACT project.

The implementation of an ERP system requires significant and pervasive change and thus subjects our business to significant risk. Based on our progress to date, we believe we will complete an effective implementation within budget and without a material adverse impact on our business.

FINANCIAL CONDITION

Liquidity

Cash and cash equivalents increased $1,976,000 during the first three months of 2002, principally due to cash generated by operating activities ($10,487,000) being partially offset by cash used in investing activities ($7,973,000) and financing activities ($795,000). Cash generated from operating activities included approximately $11,800,000 related to the collection of an income tax receivable. Cash used in investing activities was substantially for additions to plant, equipment and timberlands ($7,894,000). Cash used in financing activities was primarily for dividend payments ($7,481,000). We also received $6,151,000 in proceeds for stock options exercised by employees, which is netted in cash used in financing activities.

To finance the acquisition of S&H Papier-Holding GmbH, on December 22, 1997, we entered into a $200,000,000 multi-currency revolving credit facility ("Revolving

Credit Facility") with a syndicate of major lending institutions. The Revolving Credit Facility enables us to borrow up to the equivalent of $200,000,000 in certain currencies in the form of revolving credit loans with a final maturity date of December 22, 2002, and with interest periods determined, at our option, on a daily or one- to six-month basis. Interest on the revolving credit loans is at variable rates based, at our option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. As of March 31, 2001, our outstanding borrowings were E139,200,000 (approximately $121,300,000) under the Revolving Credit Facility.

In January 1999, we entered into two interest rate swap agreements, each having a total notional principal amount of DM 50,000,000 (approximately $22,300,000 as of March 31, 2002). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which expire December 22, 2002, we receive a floating rate of the three-month DM LIBOR plus twenty basis points and pay a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements.

PNC Financial Services Group, Inc ("PNC") beneficially owns approximately 35% of our common stock, primarily as a trustee for the Glatfelter Family Trust. PNC Bank, National Association, a subsidiary of PNC, is a member of a syndicate of banks under the Revolving Credit Facility. One member of our Board of Directors is Regional Chairman of PNC Bank, National Association, Philadelphia/South Jersey markets.

We expect to meet all our near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and our existing Revolving Credit Facility or other bank lines of credit and other long-term debt. We are subject to certain financial covenants under the Revolving Credit Facility and are in compliance with all such covenants. As the Revolving Credit Facility matures on December 22, 2002, it has been reclassified on the Balance Sheet to "Current portion of long-term debt." As of March 31, 2002, we had $121,297,000 of borrowings under the Revolving Credit Facility and an additional $78,703,000 was available under our Revolving Credit Facility. We intend to repay the Revolving Credit Facility during 2002 using a portion of our cash and cash equivalents as well as through borrowings under a new debt facility to be negotiated. In conjunction with entering a new debt facility, we currently plan to terminate our existing interest rate swap agreements, which would have an impact on our earnings. As of March 31, 2002, our after-tax gain from the termination of these interest rate swap agreements would have been $101,000.

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

To the extent that our financial instruments expose us to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for our Revolving Credit Facility, and 6 7/8% Notes and other long-term debt as of March 31, 2002. For interest rate swap agreements, the table presents notional amounts and the related reference interest rates by year of maturity. Fair values included herein have been determined based upon (1) rates currently available to us for debt with similar terms and remaining maturities, and (2) estimates obtained from dealers to settle interest rate swap agreements.

                                                           Year of Maturity                                           Fair
                                                    (dollar amounts in thousands)                                   Value at
Debt:                                   2002       2003     2004    2005     2006    Thereafter        Total         3/31/02
                                        ----       ----     ----    ----     ----    ----------      --------       --------
     Fixed rate --                    $    808   $ 1,193   $ 995   $ 598    $ 137    $  150,000      $153,731       $154,488
        Average interest rate             6.86%     6.87%   6.87%   6.87%    6.87%         6.87%
     Variable rate --                 $121,297   $    --   $  --   $  --    $  --    $       --      $121,297       $121,297
        Average interest rate             3.65%       --      --      --       --            --

Interest rate swap agreements:

     Variable to fixed swaps --       $ 44,553   $    --   $  --   $  --    $  --    $       --      $ 44,553       $    155
        Average pay rate                  3.42%       --      --      --       --            --
        Average receive rate              3.60%       --      --      --       --            --

Capital Expenditures

During the first three months of 2002, we expended $7,984,000 on capital projects compared to $9,468,000 for the like period of 2001. Of the first quarter 2002 capital spending, approximately $5,000,000 was spent on our IMPACT project and approximately $100,000 was spent on the New Century Project. The New Century Project is an environmental initiative intended to better control certain emissions from our Spring Grove facility.

Total capital spending is expected to be approximately $56,000,000 in 2002. Included in this total is an expected $21,000,000 capital expenditure for our IMPACT project and $6,700,000 for the New Century Project. The New Century Project will also require an estimated $18,000,000 and $5,400,000 in spending during 2003 and 2004, respectively. The total capital spending on the New Century Project is expected to be approximately $32,500,000.

Other significant capital expenditures expected during 2002 include $6,000,000 to begin the expansion of our long-fiber and overlay papers capacity in Gernsbach and $4,200,000 to begin the expansion of our abaca pulp making capacity in the Philippines. Capital expenditures of $25,800,000 are expected on these projects in 2003.

Business Strategies

We continue to develop strategies to position our business for the future. Execution of these strategies is intended to capitalize on our strengths in customer relationships, technology and people and our leadership positions in certain markets. Internally, we are working to improve the efficiency of our operations. Externally, we are looking to strengthen our business through strategic alliances and joint ventures, as well as potential acquisition opportunities or dispositions of under-performing or non-strategic assets.

PENNSYLVANIA DROUGHT CONDITIONS

Pulp and paper manufacturing operations rely upon an adequate supply of water to sustain production. Our Spring Grove, Pennsylvania facility is located in an area that is currently under certain drought restrictions. We have submitted a drought contingency plan to the Commonwealth of Pennsylvania that outlines our proposal to restrict water usage based upon current and potential future drought conditions. Although we have not yet heard from the Commonwealth of Pennsylvania regarding this proposed plan, we have begun water conservation measures in accordance with the proposed plan. To date, the drought restrictions have had little impact on our Spring Grove facility or on results of its operations. If we do not receive moderate to heavy rainfall over the next several months or if the Commonwealth of Pennsylvania does not accept the plan, we may need to curtail the production of pulp for our papermaking operations and the generation of electrical power. Such curtailment would increase the cost to manufacture paper at this location and decrease energy sales to our customer, but will not impede our ability to supply our customers with paper products.

SIGNIFICANT AND SUBJECTIVE ESTIMATES

The above discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, doubtful accounts, inventories, investments and derivative financial instruments, long-lived assets, and contingencies, including environmental matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

We evaluate the recoverability of our long-lived assets, including property, equipment and intangible assets, periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

Accounting for defined-benefit pension plans requires various assumptions, including but not limited to, discount rates, expected rate of return on plan assets and future compensation growth rates. Our retiree medical plans also require various assumptions, which include but are not limited to, discount rates and annual rates of increase in the per-capita costs of health care benefits. We evaluate these assumptions at least once each year and make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the assets and liabilities associated with our benefit plans.

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

The costs associated with environmental matters are presently unknown but could be substantial and perhaps exceed our available resources. Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial condition, liquidity or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial condition, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedy set forth in the proposed remedial action plan issued by the State of Wisconsin and the United States, such order would have a material adverse effect on our consolidated financial condition, liquidity and results of operations and would result in a default under our loan covenants. We have accrued an amount to cover this matter which represents our best estimate within a range of possible outcomes. Changes to the accrual reflect updates to our best estimate of the ultimate outcome and consider changes in the extent and cost of the remedy, the status of negotiations with various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. For further discussion, see Note 5 of the Condensed Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 3 to our unaudited condensed consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of Glatfelter common stock was held on April 24, 2002. All of the Board of Directors' nominees for election as Directors were elected by the shareholders. Each was elected to a term expiring in 2005 (except for Mr. Stewart who was elected for a term expiring in 2004). The votes cast for election of Directors were as follows:

                                                         For                           Withheld
      Nicholas DeBenedictis                           30,494,458                      12,232,681
      Patrica G. Foulkrod                             30,482,032                      12,232,681
      J. Robert Hall                                  30,464,810                      12,232,681
      M. Alanson Johnson II                           30,275,881                      12,232,681
      Lee C. Stewart                                  30,464,844                      12,232,681

Item 5.  Other Information

Cautionary Statement

Any statements we set forth in this Form 10-Q or otherwise made in writing or orally with regard to our goals for revenues, cost reductions and return on capital, execution of our business model in a timely manner, expectations as to industry conditions and our financial results and cash flow, demand for or pricing of our products, margin enhancement, retention of key accounts, income growth, market penetration, development of new products and new and existing markets for our products, environmental matters, implementation of our integrated information technology platform, our ability to identify and execute future acquisitions which will enhance both our business growth and return on capital and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results which might be projected, forecasted or estimated in any such forward-looking statements: (i) variations in demand for or pricing of our products; (ii) our ability to identify, finance and consummate future alliances or acquisitions; (iii) our ability to develop new, high value-added engineered products; (iv) our ability to realize cost reductions pursuant to our DRIVE project and changes to business processes contemplated by our IMPACT project;
(v) changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes and wastepaper, and changes in energy-related costs; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers and/or on-going viability of such customers; (viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the Notices of Violation ("NOVs") issued by the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP"), the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit; (ix) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (x) adverse results in litigation; (xi) fluctuations in currency exchange rates; (xii) disruptions in production and/or increased costs due to labor disputes; and (xiii) our ability to enter into a new debt facility.

Item 6.  Exhibits

(a)      Exhibits

                           Number           Description of Documents
                           ------           ------------------------
                           3(ii)            By-Laws, as amended March 8, 2002

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

                                            P. H. GLATFELTER COMPANY



Date:   May 15, 2002

                                            C. Matthew Smith
                                            Corporate Controller

                                INDEX OF EXHIBITS

                  Number                          Description of Documents
                  3(ii)                           By-Laws, as amended March 8, 2002

                    15                            Letter in Lieu of Consent Regarding
                                                  Review Report of Unaudited Interim
                                                  Financial Information