Form 10-Q
period 2002-06-30
GLATFELTER P H CO
filed 2002-08-14
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |.

Shares of Common Stock outstanding at July 31, 2002 were 43,582,962.

                            P. H. GLATFELTER COMPANY

                                      INDEX

Part I - Financial Information

Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income (Loss) -

                  Three Months and Six Months Ended June 30, 2002 and 2001....    3

         Condensed Consolidated Balance Sheets - June 30, 2002

                  and December 31, 2001.......................................    4

         Condensed Consolidated Statements of Cash Flows - Six

                  Months Ended June 30, 2002 and 2001.........................    5

         Notes to Condensed Consolidated Financial Statements.................    6

Independent Accountants' Report...............................................   16

Management's Discussion and Analysis of Financial Condition

         and Results of Operations............................................   17

Quantitative and Qualitative Disclosures About Market Risk....................   26

Part II - Other Information...................................................   26

Signature.....................................................................   29

Index of Exhibits.............................................................   30

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)
                                   (UNAUDITED)

                                                   Three Months Ended             Six Months Ended
                                                 6/30/02       6/30/01          6/30/02        6/30/01
                                              ------------   ------------    ------------   ------------
Revenues:
    Net sales                                 $    137,473   $    170,287    $    269,471   $    355,933

    Other income - net:
       Energy sales - net                            2,533          2,402           4,699          4,714
       Interest on investments
         and other - net                               820            961           1,062          2,339
       Gain from property
         dispositions, etc. - net                      451            595           1,041          1,095
                                              ------------   ------------    ------------   ------------
                                                     3,804          3,958           6,802          8,148

            Total revenues                         141,277        174,245         276,273        364,081

Costs and expenses:
    Cost of products sold                          111,072        138,060         210,729        283,981
    Selling, general and
       administrative expenses                      14,406         15,082          28,898         30,582
    Interest on debt                                 3,962          3,802           7,706          8,244
    Unusual items                                       --         52,500              --         52,500
                                              ------------   ------------    ------------   ------------
                                                   129,440        209,444         247,333        375,307

Income (loss) before income taxes                   11,837        (35,199)         28,940        (11,226)

Income tax provision (benefit):
    Current                                          2,304         (5,601)          6,325            673
    Deferred                                         1,957         (7,126)          3,915         (4,791)
                                              ------------   ------------    ------------   ------------
       Total                                         4,261        (12,727)         10,240         (4,118)

Net income (loss)                             $      7,576   $    (22,472)   $     18,700   $     (7,108)
                                              ============   ============    ============   ============

Basic and diluted earnings (loss) per share   $       0.17   $      (0.53)   $       0.43   $      (0.17)
                                              ============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (UNAUDITED)

                                      ASSETS
                                      ------
                                                            6/30/02        12/31/01
                                                         ------------    ------------
Current assets:
    Cash and cash equivalents                            $     20,227    $     95,501
    Accounts receivable - net                                  69,766          60,157
    Inventories:
      Raw materials                                            16,566          13,404
      In-process and finished                                  31,124          27,376
      Supplies                                                 20,528          22,035
                                                         ------------    ------------
        Total inventories                                      68,218          62,815

    Refundable income taxes                                     5,722          17,522
    Prepaid expenses and other current assets                   5,702           4,433
                                                         ------------    ------------
          Total current assets                                169,635         240,428

Plant, equipment and timberlands - net                        513,746         497,228

Other assets                                                  243,520         223,068
                                                         ------------    ------------

            Total assets                                 $    926,901    $    960,724
                                                         ============    ============

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current liabilities:
    Current portion of long-term debt                    $      1,915    $    123,709
    Short-term debt                                                --           1,453
    Accounts payable                                           30,584          36,155
    Dividends payable                                           7,623           7,481
    Income taxes payable                                        2,200           1,853
    Accrued compensation and other expenses
      and deferred income taxes                                48,534          38,664
                                                         ------------    ------------
          Total current liabilities                            90,856         209,315

Long-term debt                                                216,288         152,593

Deferred income taxes                                         172,774         167,623

Other long-term liabilities                                    77,300          77,724
                                                         ------------    ------------

          Total liabilities                                   557,218         607,255

Commitments and contingencies

Shareholders' equity:
    Common stock                                                  544             544
    Capital in excess of par value                             40,606          40,968
    Retained earnings                                         491,656         488,150
    Accumulated other comprehensive loss                       (2,781)         (3,849)
                                                         ------------    ------------
      Total                                                   530,025         525,813

    Less cost of common stock in treasury                    (160,342)       (172,344)
                                                         ------------    ------------

          Total shareholders' equity                          369,683         353,469

            Total liabilities and shareholders' equity   $    926,901    $    960,724
                                                         ============    ============

See accompanying notes to condensed consolidated financial statements.

                    P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                      6/30/02         6/30/01
                                                                   ------------    ------------
Cash flows from operating activities:
    Net income                                                     $     18,700    $     (7,108)
    Items included in net income not using (generating) cash:
       Depreciation, depletion and amortization                          22,294          22,924
       Loss (gain) on disposition of fixed assets                           (94)           (333)
       Loss on impairment of fixed assets                                    --          49,100
       Expense related to 401(k) plans                                      659             868
    Change in assets and liabilities:
       Accounts receivable                                               (5,687)        (13,259)
       Inventories                                                       (2,241)          1,296
       Other assets and prepaid expenses                                (22,006)        (13,130)
       Accounts payable, accrued compensation and
         other expenses, deferred income taxes
         and other long-term liabilities                                 (5,601)          6,357
       Income taxes payable and refundable income taxes                   9,245         (14,488)
       Deferred income taxes - noncurrent                                 5,504          (4,507)
                                                                   ------------    ------------
Net cash provided by operating activities                                20,773          27,720
                                                                   ------------    ------------

Cash flows from investing activities:
    Proceeds from disposal of fixed assets                                  181             570
    Additions to plant, equipment and timberlands                       (25,736)        (23,398)
                                                                   ------------    ------------
Net cash used in investing activities                                   (25,555)        (22,828)
                                                                   ------------    ------------

Cash flows from financing activities:
    Repayment of debt under previous revolving credit agreement        (135,829)             --
    Net borrowings (payments) of debt                                    69,331          (4,847)
    Dividends paid                                                      (15,051)        (14,847)
    Proceeds from stock option exercises                                 10,463           1,468
                                                                   ------------    ------------
Net cash used in financing activities                                   (71,086)        (18,226)
                                                                   ------------    ------------

Effect of exchange rate changes on cash                                     594            (285)
                                                                   ------------    ------------

Net increase in cash and cash equivalents                               (75,274)        (13,619)

Cash and cash equivalents:
    At beginning of year                                                 95,501         110,552
                                                                   ------------    ------------
    At end of period                                               $     20,227    $     96,933
                                                                   ============    ============

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                       $      8,076    $      8,264
    Income taxes                                                          5,367          12,802

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

                                                                  Three Months Ended           Six Months Ended
                                                                        June 30                    June 30
                                                                -----------------------    -----------------------
                                                                   2002         2001          2002         2001
                                                                ----------   ----------    ----------   ----------

                                                                  Shares       Shares        Shares       Shares
                                                                ----------   ----------    ----------   ----------
     Basic per-share factors                                        43,406       42,514        43,180       42,466
     Effect of potentially dilutive employee incentive plans:
              Restricted stock awards                                  171           --           179           31
              Performance stock awards                                  --           --            --            6
              Employee stock options                                   472           --           435           43
                                                                ----------   ----------    ----------   ----------

     Diluted per-share factors                                      44,049       42,514        43,794       42,546
                                                                ==========   ==========    ==========   ==========

     Net income (loss)                                          $    7,576   $  (22,472)   $   18,700   $   (7,108)

     Basic and diluted earnings
      (loss) per share                                          $     0.17   $    (0.53)   $     0.43   $    (0.17)

      Fully diluted loss per share is not presented for the three months and six months ended June 30, 2001 as we incurred a net loss, which causes potentially dilutive shares to be antidilutive. An aggregate of 447,000 and 254,000 potentially dilutive shares have been excluded from the computation of diluted loss per share for the second quarter of 2001 and the first six months of 2001, respectively.

      Basic and diluted loss per share of $.53 and $.17 for the three months and six months ended June 30, 2001, respectively, as presented on the Condensed Consolidated Statements of Income (Loss), reflects the negative impact of an after-tax impairment charge and a settlement of an environmental matter (unusual items) of $.79 per share (see Note 2).

2.    UNUSUAL ITEMS

      On May 16, 2001, we announced that we had entered into an agreement to sell our Ecusta Division consisting of our Ecusta paper making facility and two of its operating subsidiaries. Because our Board of Directors had committed to a plan to dispose of the Ecusta Division by accepting an offer to sell the Division, subject to certain closing conditions, at a loss, on that date the assets of the Ecusta Division were reclassified as assets held-for-disposal. The resulting pre-tax impairment charge relating to these assets was $50,000,000. The decision to sell the Ecusta Division was made due to the determination that the business of the Ecusta Division, principally tobacco papers, did not fit with our long-term strategic plans.

      On August 9, 2001, we completed the sale of the Ecusta Division including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. As part of this transaction, the buyer assumed certain liabilities related to the operation of the Ecusta Division. Our total charge to earnings associated with the sale was $58,408,000 including the $50,000,000 impairment charge recognized during the second quarter of 2001.

      We also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove, Pennsylvania facility's wastewater discharge permit.

3.    RECENT ACCOUNTING PRONOUNCEMENTS AND RECLASSIFICATIONS

      On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 resulted in an $845,000 increase in Other Comprehensive Income ("OCI") as of January 1, 2001 as a cumulative transition adjustment for derivatives designated in cash flow-type hedges prior to adopting SFAS No. 133. Due to our limited use of derivative instruments, the effect on earnings of adopting SFAS No. 133 was immaterial.

      The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001, issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, Technical Corrections," in April 2002, and issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," in July 2002.

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

      SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and establishes revised reporting requirements for goodwill and other intangible assets. Since adoption, we no longer amortize goodwill unless evidence of impairment exists; goodwill will be evaluated on at least an annual basis. We have performed the first step of the transitional goodwill impairment test as of January 1, 2002 and have determined that no impairment to our goodwill existed. As of June 30, 2002 and using the 2002 foreign currency translation rates, we had approximately $9,200,000 in unamortized goodwill. We recorded $129,000 and $265,000 in pre-tax goodwill amortization expense, translated at appropriate 2001 rates, for the second quarter of 2001 and first six months of 2001, respectively. Exclusive of goodwill amortization expense, net loss in the second quarter and first six months of 2001 was $22,388,000, or $0.53 per share, and $6,936,000, or $0.16 per share, respectively. We adopted SFAS No. 142 on January 1, 2002.

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

      SFAS No. 146 requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002 and, as such, has no impact on our consolidated financial position or results of operations.

4.    DEBT REFINANCING

      On June 24, 2002, we entered into an unsecured $102,500,000 multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. The Facility enables us to borrow up to the equivalent of $102,500,000 in certain currencies with a final maturity date of June 24, 2006. Under the Facility, we have the option to borrow based upon the domestic prime rate or a eurocurrency rate for any time period from one day to six months. The Facility also provides for a facility fee on the commitment balance and an interest rate margin on borrowings based on the higher of our debt ratings as published by Standard & Poor's and Moody's. As provided for in the Facility, we are currently negotiating with a bank to increase the total amount available under the Facility to $125,000,000.

      On June 24, 2002, we repaid (euro)138,700,000 in borrowings under the previously existing $200,000,000 multi-currency revolving credit agreement. This repayment was made using (euro)74,100,000 of our existing cash and a borrowing of (euro)64,600,000 under the Facility.

      In conjunction with our refinancing, we entered into a cross-currency swap transaction with floating interest rates effective June 24, 2002 with a termination date of June 26, 2006. Under this swap transaction, we swapped $70,000,000 for (euro)72,985,090 and will pay interest on the euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating US Dollar LIBOR rate, plus applicable margins.

      Also in conjunction with the refinancing, we terminated two existing interest rate swap agreements on June 24, 2002, each having a total notional principal amount of DM 50,000,000 (approximately $25,035,000 as of June 24, 2002). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which had an expiration date of December 22, 2002, we received a floating rate of the three-month DM LIBOR plus twenty basis points and paid a fixed rate of 3.41% and 3.43%, respectively. We recognized a $101,000 gain in connection with the early termination of these swap arrangements and the repayment of the outstanding debt under the previously existing $200,000,000 multi-currency revolving credit agreement.

5.    COMPREHENSIVE INCOME

      Comprehensive income (loss) was $8,961,000 and $(24,836,000) for the second quarter of 2002 and 2001, respectively, and $19,768,000 and $(8,677,000) for the first six months of 2002 and 2001, respectively. Comprehensive income (loss) includes the effects of changes in (1) certain currency exchange rates relative to the U.S. dollar and (2) the fair value of derivative instruments (terminated interest rate swap agreements) designated in cash flow-type hedges that we held during the reporting periods (see Note 4).

6.    COMMITMENTS AND CONTINGENCIES

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

      Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated at approximately $35,000,000 to be incurred before April 2004. Projects include improvements in brownstock washing, installation of an oxygen delignification bleaching process and 100 percent chlorine dioxide substitution. Through June 30, 2002, we have invested approximately $3,900,000 in this project including approximately $1,500,000 during the first six months of 2002. We estimate that $12,500,000, $18,000,000 and $2,100,000 will be spent on this project during 2002, 2003 and 2004, respectively. We presently do not anticipate difficulties in implementing the New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

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

      As described below, various state and federal governmental agencies have formally notified seven potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The six other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp. (successor to Fort Howard Corp. and Fort James Corp.), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Company, and U.S. Paper Mills Corp. (now owned by Sonoco Products Company).

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

      We do not believe that the response action proposed by the Wisconsin DNR and EPA is appropriate or cost effective. We believe that a protective remedy for Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, can be implemented at a much lower actual cost than would be incurred performing large-scale dredging. We also believe that an aggressive effort to remove the PCB-contaminated sediment, much of which is buried under cleaner sediment or is otherwise unlikely to move and which is abating naturally, would be environmentally detrimental and, therefore, inappropriate at all locations of the river. We have proposed to dredge and cap certain delineated areas with relatively higher concentrations of PCBs in Little Lake Butte des Morts. We have accrued an amount expected to cover this project, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities.

      We have submitted comments to the PRAP that advocate vigorously for the implementation of environmentally protective alternatives that do not rely upon large-scale dredging. EPA, in consultation with the Wisconsin DNR, will consider comments on the PRAP and will then select a remedy to address the contaminated sediment. Because we have thus far been unable to persuade the EPA and the Wisconsin DNR of the correctness of our assessment (as evidenced by the issuance of the PRAP), we are less confident than we were prior to the issuance of the PRAP that an alternative remedy totally excluding large scale dredging will be implemented. The issuance of the PRAP did not materially impact the amount we have accrued for this matter, however, as we continue to believe that ultimately we will be able to convince the EPA and the Wisconsin DNR that large-scale dredging is inappropriate. The EPA and the Wisconsin DNR have indicated that a record of decision ("ROD") regarding the selected remedial action plan may be issued within the next several months.

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

      The United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes and the Michigan Attorney General also assert that they possess NRD claims related to the lower Fox River and the Bay of Green Bay. In June 1994, FWS notified the seven identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment separate from the Wisconsin DNR. While the final assessment will be delayed until after the selection of a remedy, the federal trustees released a plan on October 25, 2000 that values their NRDs for injured natural resources between $176,000,000 and $333,000,000. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the federal, tribal and Michigan entities are legally and factually without merit.

      On June 20, 2002, the United States, the State of Wisconsin and the Fort James Operating Company ("Fort James") lodged a consent decree with the U.S. District Court for the Eastern District of Wisconsin. If entered, that consent decree would resolve certain outstanding claims, primarily NRD claims, against Fort James and a related entity. Under the terms of the proposed consent decree, Fort James would pay $6.2 million in cash to the United States and the State of Wisconsin in settlement of various claims related to NRDs and cost recovery related to dredging of sediments at Deposits 56/57. Fort James also agrees to convey 1,063 acres of land to the State and to perform delineated NRD "restoration" projects at a cost of up to $3.9 million.

      We submitted comments on the proposed consent decree to the U.S. Department of Justice suggesting that the United States, the State of Wisconsin and certain natural resource trustees not move to enter this proposed consent decree, but we cannot predict whether the governments will ultimately make such a motion or whether the Court will enter the proposed consent decree as it is written. Because the plaintiffs have yet to provide a factual or legal justification for the settlement, we are not able to extrapolate an estimated settlement amount for Glatfelter from the proposed consent decree. Accordingly, we do not have a sufficient basis to adjust our reserves for this contingency at this time.

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

      We also believe that additional potentially responsible parties exist other than the seven identified PRPs, which are all paper companies. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper-containing PCBs to each of the recycling mills, including our Neenah facility, are also potentially responsible for this matter.

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

      The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability, including but not limited to those related to the lower Fox River and the Bay of Green Bay, cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves, relating to unasserted claims, for environmental remediation and other environmental liabilities for those environmental matters for which it is probable that an assertion will be made and an obligation exists and for which the amount of the obligation is reasonably estimable. As of June 30, 2002 and December 31, 2001, we had accrued reserves of approximately $28,800,000, representing our best estimate within a range of possible outcomes, which would cover the cost of our proposed project regarding Little Lake Butte des Morts, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. This accrual is included in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Changes to the accrual reflect updates to our best estimate of the ultimate outcome and consider changes in the extent and cost of the remedy, the status of negotiations with the various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. Based upon our assessment as to the ultimate outcome to this matter, we accrued and charged $1,200,000 to pre-tax earnings during the first six months of 2001.

      Based on analysis of currently available information and experience with respect to the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with these matters may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $200,000,000 over a period that is undeterminable but could range between 10 to 20 years or beyond. The upper limit of such range is substantially larger than the amount or our reserves. The estimate of the range of reasonably possible additional costs is less certain than the estimates upon which our reserves are based. In order to establish the upper limit of such range, we used assumptions that are the least favorable to us among the range of assumptions pertinent to reasonably possible outcomes. We believe that the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the range is remote.

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

      We are also involved in other lawsuits. The ultimate outcome of these lawsuits cannot be predicted with certainty, however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

7.    SUBSEQUENT EVENTS

      As discussed in Note 2, on August 9, 2001, we completed the sale of the Ecusta Division. As part of the transaction, the buyers assumed certain liabilities related to the operation of the Ecusta Division. On or about July 29, 2002, we received a letter from legal counsel of the buyers of the Ecusta Division asserting claims for indemnification, without estimates of value, pursuant to the sale agreement. We are currently investigating these claims and have not yet determined the validity or value of these claims. As such, we cannot ascertain at this time what effect, if any, these claims will have on our financial condition or results of operations.

      On August 12, 2002, the media reported that one of the buyers of the Ecusta Division announced plans to shut down the paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. At this time, we are uncertain as to what effect, if any, this announcement or any shutdown will have on us. To date, no claims have been asserted against us, as a result of this announcement, regarding liabilities that were assumed by the buyers or related to our former operation of the paper mill.

8.    DISCLOSURE STATEMENT

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

                         INDEPENDENT ACCOUNTANTS' REPORT

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 2002, the related condensed consolidated statements of income (loss) for the three months and six months ended June 30, 2002 and 2001, and the related condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


Deloitte & Touche LLP

Philadelphia, Pennsylvania
July 29, 2002, except for Note 7 as to
which the date is August 12, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income (Loss) is shown below.

                                                      Three Months Ended           Six Months Ended
                                                    June 30, 2002 and 2001      June 30, 2002 and 2001
                                                   -------------------------  --------------------------
                                                                  Increase (Decrease)
                                                                 (dollars in thousands)
     Net sales                                     (32,814)        -19.3%       (86,462)        -24.3%
     Other income - net                               (154)         -3.9%        (1,346)        -16.5%
     Cost of products sold                         (26,988)        -19.5%       (73,252)        -25.8%
     Selling, general and
          administrative expenses                     (676)         -4.5%        (1,684)         -5.5%
     Interest on debt                                  160           4.2%         (538)          -6.5%
     Unusual items                                 (52,500)         NM         (52,500)          NM
     Income tax provision                           16,988          NM          14,358           NM
     Net income                                     30,048          NM          25,808           NM

NM - Not meaningful

Net Sales

Net sales decreased $32,814,000, or 19.3%, for the second quarter of 2002 compared to the second quarter of 2001. The Ecusta Division, which was sold on August 9, 2001, contributed net sales of $38,169,000 during the second quarter of 2001. Excluding the Ecusta Division, net sales increased $5,355,000, or 4.1%, for the same time periods due to a 7.2% increase in net sales volume partially offset by a 3.0% decrease in average net selling prices.

Net sales decreased $86,462,000, or 24.3%, for the first six months of 2002 versus the comparable 2001 period. Of this decrease, $80,125,000 was attributable to the Ecusta Division. Excluding the Ecusta Division, net sales decreased $6,337,000, or 2.3% for the first six months of 2002 compared to the first six months of 2001. During this comparative six-month period, an increase in net sales volume of 3.1% was more than offset by a decrease in average net selling prices of 5.3%.

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

Excluding Ecusta, net sales of specialized printing papers were essentially flat in the second quarter of 2002 compared to the first quarter of 2001, due to a 4.5% increase in net sales volume which was mostly offset by a 4.1% decrease in average net selling prices.

Net sales of specialized printing papers, excluding Ecusta, decreased 4.7% for the first half of 2002 compared to the similar period for 2001 as a 6.0% decrease in average net selling prices was partially offset by a 1.5% increase in net sales volume.

The decrease in average net selling prices of specialized printing papers is indicative of the difficult market conditions facing this portion of our business for the first six months of 2002 compared to the same time period during 2001. Despite these conditions, net sales volume has remained steady. We believe this is indicative of the recognition by our customers of the value of our products and services. Recent demand for certain of our specialized printing paper products has been somewhat weak, which is fairly typical during the summer. We are hopeful that demand for these products will improve in the near future.

We have implemented a price increase for certain book publishing paper products within the specialized printing paper market effective July 1, 2002. We are uncertain as to whether further selling price changes may occur throughout the remainder of the year.

Net sales of engineered papers, excluding Ecusta, increased 9.5% and 1.2% in the second quarter and first six months of 2002 respectively, versus the like periods of 2001. These increases occurred despite the continued erosion of demand for tobacco papers from our Schoeller & Hoesch Division for which our net sales decreased by over 39.0% during the first half of 2002 versus the comparable period of 2001. A 17.3% increase in net sales volume for engineered papers during the second quarter of 2002 compared to the second quarter of 2001 more than offset a 6.7% decrease in average net selling prices. On a year-to-date basis, a 9.6% increase in net sales volume during 2002 compared to 2001 was partially offset by a 7.6% decrease in average net selling prices.

Some of the decrease in average selling price is the result of decisions to increase our volume of engineered products with below average prices to fully utilize our capacity and to enter certain markets. We expect this trend to continue during the second half of the year. Average selling prices were also lower for specific engineered paper products for the relevant 2002 periods compared to 2001.

Although the increased net sales volume for these products is indicative of strong demand for our products, it is difficult to determine demand and pricing trends for the entire portfolio of engineered papers due to the fragmentation and small size of markets within this group. Our best estimate is that overall pricing in these product lines will be relatively stable with slight downward pressure in certain markets.

Other Income - Net

Other income - net decreased $154,000 and $1,346,000 in the second quarter and first six months of 2002 respectively, versus the like periods of 2001. The primary causes for the decrease in the first six months of 2002 versus the same period in 2001 include considerably lower interest rates on investments as well as lower average investment balances - particularly during the comparative first quarter periods. In addition, we invested a higher percentage of our available cash in tax-free interest municipal bonds during the first six months of 2002 compared to the like period of 2001, and such investments yield substantially lower pre-tax interest rates. Income from energy sales - net and gain from property dispositions, etc. - net were similar during the three and six month periods ended June 30, 2002 compared to similar periods ended June 30, 2001.

Cost of Products Sold and Gross Margin

Cost of products sold decreased $26,988,000, or 19.5%, for the second quarter of 2002 versus the second quarter of 2001. Excluding the Ecusta Division, cost of products sold increased $5,094,000, or 4.8% for the second quarter of 2002 compared to the second quarter of 2001.

Cost of products sold decreased $73,252,000, or 25.8%, for the first six months of 2002 versus the first six months of 2001. Excluding the Ecusta Division, cost of products sold decreased $3,667,000, or 1.7% for the first six months of 2002 compared to the first six months of 2001.

The variances in cost of products sold are in part due to changes in net sales volume described in "Net Sales" above. Excluding Ecusta, cost of products sold did not increase as much as net sales volume for the second quarter of 2002 compared to the second quarter of 2001. Cost of products sold decreased for the comparative six-month periods ended June 30, 2002 and 2001 despite an increase in net sales volume for those comparable periods. Cost of products sold was favorably impacted for the second quarter and first six months of 2002 versus the like periods in 2001 by decreases in unit costs for purchased pulp and wastepaper as well as a decrease in energy-related costs and the impact of cost-control efforts. We expect that market pulp prices will remain relatively flat through the third quarter of 2002.

Non-cash income resulting from the overfunded status of our defined benefit pension plans decreased cost of products sold by $6,870,000 and $5,808,000 for the second quarters of 2002 and 2001, respectively, and decreased cost of products sold by $13,457,000 and $12,875,000 for the first six months of 2002 and 2001, respectively.

As a result of the aforementioned items, gross margin as a percentage of net sales increased to 19.2% for the second quarter of 2002 from 18.9% for the like quarter of 2001. Excluding the Ecusta Division, gross margin as a percentage of net sales during the second quarter of 2001 was 19.8%. Gross margin as a percentage of net sales increased to 21.8% for the first six months of 2002 compared to 20.2% for the first six months of 2001. Excluding the Ecusta Division, gross margin as a percentage of net sales was 22.2% for the six months of 2001.

The decrease in gross margin as a percentage of sales from the first quarter to the second quarter in both 2002 and 2001 was due primarily to the annual scheduled maintenance shutdown at the Spring Grove, Pennsylvania facility. This shutdown results in higher maintenance expense and a reduction of production leading to unfavorable manufacturing variances, which negatively impact cost of products sold.

Our non-cash pension income is calculated each year using certain actuarial assumptions and is based upon other factors including the fair value of our pension assets as of the first date of the calendar year. The fair value of our pension assets has decreased significantly since January 1, 2002. As a result of this decrease, absent a recovery in the fair value of our pension assets by December 31, 2002, our non-cash pension income will be substantially less in 2003 than is currently being recognized.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses for the second quarter of 2002 were $676,000, or 4.5%, lower than for the second quarter of 2001. Excluding the Ecusta Division, SG&A increased by $1,959,000 for the second quarter of 2002 compared to the second quarter of 2001. SG&A expenses for the first six months of 2002 were $1,684,000, or 5.5%, lower than for the first six months of 2001. Excluding the Ecusta Division, SG&A increased by $3,675,000 for the first six months of 2002 compared to the first six months of 2001. Increases in SG&A expenses, excluding the Ecusta Division, were due primarily to increased costs related to resources dedicated to implementing our strategic initiatives, including depreciation expense and increased service fees related to information technology. In addition, compensation expense related to certain stock awards that varies with the price of our common stock was higher in the three- and six-month periods ended June 30, 2002 compared to the similar periods in 2001 because of the increase in our stock price during those periods in 2002. Non-cash pension income reduced SG&A expenses by $1,744,000 and $1,300,000 for the second quarter of 2002 and the same quarter of 2001, respectively, and by $3,174,000 and $2,881,000, for the first six months of 2002 and the first six months of 2001, respectively.

Interest on Debt - Net

Interest on debt - net increased $160,000, or 4.2%, for the second quarter of 2002 versus the comparable period of 2001 and decreased $538,000, or 6.5% for the first six months of 2002 compared to the like period of 2001. On a year-to-date basis lower average interest on debt - net is due to lower interest rates on our variable-rate borrowings. Regarding the comparative second quarter results, the increase in interest on debt is primarily due to higher average debt balances.

Unusual Items

On May 16, 2001, we announced that we had entered into an agreement to sell our Ecusta Division consisting of our Ecusta paper making facility and two of its operating subsidiaries. Because our Board of Directors had committed to a plan to dispose of the Ecusta Division by accepting an offer to sell the Division, subject to certain closing conditions, at a loss, on that date the assets of the Ecusta Division were reclassified as assets held-for-disposal. The resulting pre-tax impairment charge relating to these assets was $50,000,000. The decision to sell the Ecusta Division was made due to the determination that the business of the Ecusta Division, principally tobacco papers, did not fit with our long-term strategic plans.

On August 9, 2001, we completed the sale of the Ecusta Division including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. As part of this transaction, the buyer assumed certain liabilities related to the operation of the Ecusta Division. Our total charge to earnings associated with the sale was $58,408,000 including the $50,000,000 impairment charge recognized during the second quarter of 2001.

We also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove, Pennsylvania facility's wastewater discharge permit.

Income Tax Provision

The change in the income tax provision (benefit) for both the second quarter and first six months of 2002 versus the comparable periods for 2001 is due primarily to the changes in earnings (loss) before income taxes. Our effective tax rate for each of these periods varied between 35.4% and 36.7%.

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

Our IMPACT project is focused on identifying and implementing changes in our organization and business processes. We are currently in the second phase of IMPACT, which includes the installation of an enterprise resource planning ("ERP") system. This system, which will provide a common platform for purchasing, accounts payable, sales orders, cost accounting and general ledgers, among other things, was implemented at our U.S. based locations on April 1, 2002. This portion of the implementation was completed on time, within budget and with only minor operational interruptions. Installation at our Gernsbach, Germany facility is in process and installation at our Scaer, France facility is scheduled for completion during the fall of 2002. To date, the installation at Gernsbach is proceeding as planned. Total spending on the IMPACT project is expected to be approximately $49,000,000, of which approximately $45,000,000 is capital related. Through June 30, 2002, we have capitalized approximately $36,700,000 on the IMPACT project.

The implementation of an ERP system requires significant and pervasive change and thus subjects our business to significant risk. Based on our progress to date, we believe we will complete an effective implementation within budget and without a material adverse impact on our business.

FINANCIAL CONDITION

Liquidity

Cash and cash equivalents decreased $75,274,000 during the first six months of 2002. Net repayment of debt ($66,498,000), investment in plant, equipment and timberlands ($25,736,000) and the payment of dividends ($15,051,000) were partially offset by cash generated from operations ($20,773,000) and cash received in proceeds for stock options exercised by employees ($10,463,000). Cash generated from operating activities included approximately $11,800,000 related to the collection of an income tax receivable.

On June 24, 2002, we entered into an unsecured $102,500,000 multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. The Facility enables us to borrow up to the equivalent of $102,500,000 in certain currencies with a final maturity date of June 24, 2006. Under the Facility, we have the option to borrow based upon the domestic prime rate or a eurocurrency rate for any time period from one day to six months. The Facility also provides for a facility fee on the commitment balance and an interest rate margin on borrowings based on the higher of our debt ratings as published by Standard & Poor's and Moody's. As provided for in the Facility, we are currently negotiating with a bank to increase the total amount available under the Facility to $125,000,000.

On June 24, 2002, we repaid (euro)138,700,000 in borrowings under the previously existing $200,000,000 multi-currency revolving credit agreement. This repayment was made using (euro)74,100,000 of our existing cash and a borrowing of
(euro)64,600,000 under the Facility.

In conjunction with our refinancing, we entered into a cross-currency interest rate swap transaction effective June 24, 2002 with a termination date of June 26, 2006. Under this swap transaction, we swapped $70,000,000 for (euro)72,985,090 and will pay interest on the euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating US Dollar LIBOR rate, plus applicable margins.

Also in conjunction with the refinancing, we terminated two existing interest rate swap agreements on June 24, 2002, each having a total notional principal amount of DM 50,000,000 (approximately $25,035,000 as of June 24, 2002). Under these agreements, which were effective April 6, 1999 and July 6, 1999 and which had an expiration date of December 22, 2002, we received a floating rate of the three-month DM LIBOR plus twenty basis points and paid a fixed rate of 3.41% and 3.43%, respectively. We recognized a $101,000 gain in connection with the early termination of these swap arrangements and the repayment of the outstanding debt under the previously existing $200,000,000 multi-currency revolving credit agreement.

PNC Financial Services Group, Inc. ("PNC") beneficially owns approximately 35% of our common stock, primarily as a trustee for numerous trusts for the benefit of Glatfelter family members. PNC Bank, National Association, a subsidiary of PNC, is a member of a syndicate of banks under the Facility. One member of our Board of Directors is Regional Chairman of PNC Bank, National Association, Philadelphia/South Jersey markets.

We expect to meet all our near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and our existing Revolving Credit Facility or other bank lines of credit and other long-term debt. We are subject to certain financial covenants under the Facility and are in compliance with all such covenants. As the Facility matures on June 24, 2006, it has been classified on the Balance Sheet as "Long-term debt." As of June 30, 2002, we had
(euro)64,600,000 (approximately $64,432,000) of borrowings under the Facility and an additional (euro)38,167,000 (approximately $38,068,000) was available under the Facility.

Interest Rate Risk

We use our Facility and proceeds from the issuance of our 6 7/8% Notes to finance a significant portion of our operations. The Facility provides for variable rates of interest and exposes us to interest rate risk resulting from changes in the domestic prime rate or eurocurrency rate. All of our derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that our financial instruments expose us to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for our Facility, 6 7/8% Notes and other long-term debt as of June 30, 2002. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

                                                               Year of Maturity
                                   ----------------------------------------------------------------------                 Fair
                                         (dollar amounts in thousands)                                                  Value at
Debt:                                2002       2003       2004       2005        2006        Thereafter      Total     6/30/02
                                   --------   --------   --------   --------   -----------    -----------    --------   --------
     Fixed rate --                 $     --   $    332   $    876   $    526   $       122    $   150,000    $151,856   $156,507
        Average interest rate            --       6.87%      6.87%      6.87%         6.87%          6.87%
     Variable rate --              $  1,915   $     --   $     --   $     --   $    64,432    $        --    $ 66,347   $ 66,347
        Average interest rate          3.11%        --         --         --          4.13%            --

Capital Expenditures

During the first six months of 2002, we expended $25,736,000 on capital projects compared to $23,398,000 for the like period of 2001. Of the year-to-date June 2002 capital spending, approximately $12,700,000 was spent on our IMPACT project and approximately $1,500,000 was spent on the New Century Project. The New

Century Project is an environmental initiative intended to better control certain emissions from our Spring Grove facility.

Total capital spending is expected to be approximately $59,000,000 in 2002. Included in this total is an expected $21,000,000 capital expenditure for our IMPACT project and $12,500,000 for the New Century Project. The New Century Project will also require an estimated $18,000,000 and $2,100,000 in spending during 2003 and 2004, respectively. The total capital spending on the New Century Project is expected to be approximately $35,000,000. This represents an increase in total spending on the New Century Project of approximately $2,500,000 from the previously disclosed amount of $32,500,000 due to a change in project scope that is expected improve our operating costs on an on-going basis. The timing of cash payments regarding the New Century Project has also been updated based upon our most recent information.

Other significant capital expenditures expected during 2002 include $6,000,000 to begin the expansion of our long-fiber and overlay paper capacity in Gernsbach. Additional spending of $24,000,000 is expected on this project in 2003.

Business Strategies

We continue to develop strategies to position our business for the future. Execution of these strategies is intended to capitalize on our strengths in customer relationships, technology and people and our positions in certain markets. Internally, we are working to improve the efficiency of our operations. Externally, we are looking to strengthen our business through strategic alliances and joint ventures, as well as potential acquisition opportunities or dispositions of under-performing or non-strategic assets.

PENNSYLVANIA DROUGHT CONDITIONS

Pulp and paper manufacturing operations rely upon an adequate supply of water to sustain production. Our Spring Grove, Pennsylvania facility is located in an area that is currently under certain drought restrictions. We submitted a drought contingency plan to the Commonwealth of Pennsylvania that outlines our proposal to restrict water usage based upon current and potential future drought conditions. The Commonwealth has approved the drought contingency plan and we have begun water conservation measures in accordance with the plan. During the second quarter of 2002, we estimate that the drought restrictions resulted in a $150,000 negative impact on our pre-tax earnings, primarily from the partial curtailment of the generation of electrical power. Based upon current water supply levels, we have incurred additional operating costs during the third quarter of 2002 to conserve water and have also further curtailed the generation of electrical power. Under current conditions, we estimate the drought restrictions to negatively impact our pre-tax earnings in the third quarter of 2002 by approximately $700,000.

Without moderate to heavy rainfall over the next several months, we may need to curtail the production of pulp for our papermaking operations and further curtail the generation of electrical power. Such curtailment would increase the cost to manufacture paper at this location and decrease energy sales to our customer but is not expected to impede our ability to supply our customers with paper products.

LABOR AGREEMENTS STATUS

Hourly employees at our U.S. facilities are represented by different locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union. A five-year labor agreement covering approximately 300 employees at our Neenah, Wisconsin facility expired on August 1, 2002. On July 30, 2002, the hourly employees covered by this expired agreement voted on and rejected management's offer for a new agreement; however, such employees are continuing to work under the provisions of the expired agreement. Negotiations to settle this matter continue.

A five-year labor agreement covering approximately 700 employees at our Spring Grove, Pennsylvania expires in January 2003. Negotiations have commenced to enter into a new agreement.

Various unions represent approximately 860 of our Schoeller & Hoesch employees. Labor agreements covering approximately 640 employees at the Gernsbach, Germany facility and 140 employees at the Scaer, France facility expired in the first quarter of 2002. These agreements have since been settled with terms retroactive to the expiration dates of the respective agreements. These one-year contracts expire in the first quarter of 2003. An agreement covering approximately 50 employees at our abaca pulpmill in the Philippines expires in September 2002. Negotiations are in process to enter into a new agreement.

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

The costs associated with environmental matters are presently unknown but could be substantial and perhaps exceed our available resources. Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial condition, liquidity or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial condition, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedy set forth in the proposed remedial action plan issued by the State of Wisconsin and the United States, such order would have a material adverse effect on our consolidated financial condition, liquidity and results of operations and would result in a default under our loan covenants. We have accrued an amount to cover this matter which represents our best estimate within a range of possible outcomes. Changes to the accrual reflect updates to our best estimate of the ultimate outcome and consider changes in the extent and cost of the remedy, the status of negotiations with various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. For further discussion, see Note 6 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See the discussion under the headings "Liquidity" and "Interest Rate Risk" in
Item 2 as well as Note 4 to the Condensed Consolidated Financial Statements.

PART II - OTHER INFORMATION

Item 5. Other Information

Cautionary Statement

Any statements we set forth in this Form 10-Q or otherwise made in writing or orally with regard to our goals for revenues, cost reductions and return on capital, execution of our business model in a timely manner, expectations as to industry conditions and our financial results and cash flow, demand for or pricing of our products, margin enhancement, retention of key accounts, income growth, market penetration, development of new products and new and existing markets for our products, environmental matters, implementation of our integrated information technology platform, our ability to identify and execute future acquisitions which will enhance both our business growth and return on capital and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results which might be projected, forecasted or estimated in any such forward-looking statements: (i) variations in demand for or pricing of our products; (ii) our ability to identify, finance and consummate future alliances or acquisitions; (iii) our ability to develop new, high value-added engineered products; (iv) our ability to realize cost reductions pursuant to our DRIVE project and changes to business processes contemplated by our IMPACT project;
(v) changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes and wastepaper, and changes in energy-related costs; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers and/or on-going viability of such customers; (viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the Notices of Violation ("NOVs") issued by the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of

Environmental Protection ("Pennsylvania DEP"), the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit; (ix) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (x) adverse results in litigation; (xi) fluctuations in currency exchange rates and or/interest rates; (xii) disruptions in production and/or increased costs due to labor disputes; (xiii) our ability to comply with the covenants of our debt facility;
(xiv) changes in non-cash income resulting from our defined-benefit pension plans; and (xv) impact of drought restrictions on our earnings.

Item 6. Exhibits

(a)   Exhibits -

      Number      Description of Documents
      ------      ------------------------

       10.1       Credit Agreement among P. H. Glatfelter Co., Various
                  Subsidiary Borrowers, Deutsche Bank AG New York Branch, as agent and Various Lending Institutions

       10.2       Confirmation of Transaction dated as of June 20, 2002 between
                  S & H Verwaltungsgesellschaft mbH (a subsidiary of P. H.
                  Glatfelter Company) and PNC Bank, National Association

       15         Letter in Lieu of Consent Regarding Review Report of Unaudited
                  Interim Financial Information

       99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  Chief Executive Officer

       99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  Acting Chief Financial Officer

(b)   REPORTS ON FORM 8-K

      none

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              P. H. GLATFELTER COMPANY

Date: August 14, 2002

                                              C. Matthew Smith
                                              Corporate Controller

                                INDEX OF EXHIBITS

      Number      Description of Documents
      ------      ------------------------

       10.1       Credit Agreement among P. H. Glatfelter Co., Various
                  Subsidiary Borrowers, Deutsche Bank AG New York Branch, as agent and Various Lending Institutions

       10.2       Confirmation of Transaction dated as of June 20, 2002 between
                  S & H Verwaltungsgesellschaft mbH (a subsidiary of P. H.
                  Glatfelter Company) and PNC Bank, National Association

       15         Letter in Lieu of Consent Regarding Review Report of Unaudited
                  Interim Financial Information

       99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  Chief Executive Officer

       99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 -
                  Acting Chief Financial Officer