Form 10-Q
period 2002-09-30
GLATFELTER P H CO
filed 2002-11-15
CIK 41719

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to ____________________

                           Commission File No. 1-3560

                           P. H. GLATFELTER COMPANY
_____________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                Pennsylvania                          23-0628360
_____________________________________________________________________________
       (State or other jurisdiction of               (IRS Employer
       incorporation or organization)              Identification No.)

          96 South George Street, Suite 500, York, Pennsylvania 17401
_____________________________________________________________________________
(Address of principal executive offices)                (Zip Code)

                                 (717) 225-4711
                                 ______________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Shares of Common Stock outstanding at October 31, 2002 were 43,624,536.

                            P. H. GLATFELTER COMPANY

                                     INDEX

Part I - Financial Information

Financial Statements (Unaudited):

         Condensed Consolidated Statements of Income (Loss) - Three Months

                  and Nine Months Ended September 30, 2002 and 2001..............   3

         Condensed Consolidated Balance Sheets - September 30, 2002

                  and December 31, 2001..........................................   4

         Condensed Consolidated Statements of Cash Flows -

                  Nine Months Ended September 30, 2002 and 2001..................   5

         Notes to Condensed Consolidated Financial Statements....................   6

Independent Accountants' Report..................................................  16

Management's Discussion and Analysis of Financial Condition

         and Results of Operations...............................................  17

Quantitative and Qualitative Disclosures About Market Risk.......................  26

Controls and Procedures..........................................................  26

Part II - Other Information......................................................  26

Signature........................................................................  29

Certifications...................................................................  30

Index of Exhibits................................................................  32

                    PART I -  FINANCIAL INFORMATION
                     ITEM 1.  FINANCIAL STATEMENTS
              P. H. GLATFELTER COMPANY AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
               (in thousands, except per share amounts)
                             (UNAUDITED)

                                                        Three Months Ended                Nine Months Ended
                                                     9/30/02          9/30/01          9/30/02          9/30/01
                                                    ---------        ---------        ---------        ---------
Revenues:
    Net sales                                      $  136,044       $  145,301       $  405,515       $  501,234

    Other income - net:
       Energy sales - net                               2,735            2,274            7,434            6,988
       Interest on investments
         and other - net                                  156              511            1,218            2,850
       Gain from property
         dispositions, etc. - net                         975            1,710            2,016            2,805
                                                   ----------       ----------       ----------       ----------
                                                        3,866            4,495           10,668           12,643
                                                   ----------       ----------       ----------       ----------
            Total revenues                            139,910          149,796          416,183          513,877
                                                   ----------       ----------       ----------       ----------

Costs and expenses:
    Cost of products sold                             105,106          115,944          315,835          399,925
    Selling, general and
       administrative expenses                         13,611           13,473           42,509           44,055
    Interest on debt                                    3,551            3,777           11,257           12,021
    Unusual items                                      (3,508)           8,408           (3,508)          60,908
                                                   ----------       ----------       ----------       ----------
            Total costs and expenses                  118,760          141,602          366,093          516,909
                                                   ----------       ----------       ----------       ----------

Income (loss) before income taxes                      21,150            8,194           50,090           (3,032)
                                                   ----------       ----------       ----------       ----------

Income tax provision (benefit):
    Current                                             4,306           (2,576)          10,631           (1,903)
    Deferred                                            3,533            6,229            7,448            1,438
                                                   ----------       ----------       ----------       ----------
       Total                                            7,839            3,653           18,079             (465)
                                                   ----------       ----------       ----------       ----------

Net income (loss)                                  $   13,311       $    4,541       $   32,011       $   (2,567)
                                                   ==========       ==========       ==========       ==========

Earnings (loss) per share:
    Basic                                          $     0.31       $     0.11       $     0.74       $    (0.06)
                                                   ----------       ----------       ----------       ----------
    Diluted                                        $     0.30       $     0.11       $     0.73       $    (0.06)
                                                   ==========       ==========       ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                  (UNAUDITED)

                                                                   9/30/02        12/31/01
                                                                  ----------     ----------
                                     ASSETS

Current assets:
    Cash and cash equivalents                                     $   20,317     $   95,501
    Accounts receivable - net                                         72,556         60,157
    Inventories:
         Raw materials                                                14,794         13,404
         In-process and finished                                      34,952         27,376
         Supplies                                                     20,897         22,035
                                                                  ----------     ----------
           Total inventories                                          70,643         62,815

    Refundable income taxes                                            5,722         17,522
    Prepaid expenses and other current assets                          3,007          4,433
                                                                  ----------     ----------
             Total current assets                                    172,245        240,428

Plant, equipment and timberlands - net                               515,563        497,228

Other assets                                                         251,190        223,068
                                                                  ----------     ----------
                Total assets                                      $  938,998     $  960,724
                                                                  ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion of long-term debt                             $      748     $  123,709
    Short-term debt                                                    2,043          1,453
    Accounts payable                                                  29,589         36,155
    Dividends payable                                                  7,633          7,481
    Income taxes payable                                               7,172          1,853
    Accrued compensation and other expenses
           and deferred income taxes                                  43,357         38,664
                                                                  ----------     ----------
             Total current liabilities                                90,542        209,315

Long-term debt                                                       220,078        152,593

Deferred income taxes                                                173,998        167,623

Other long-term liabilities                                           78,609         77,724
                                                                  ----------     ----------
             Total liabilities                                       563,227        607,255

Commitments and contingencies

Shareholders' equity:
    Common stock                                                         544            544
    Capital in excess of par value                                    40,954         40,968
    Retained earnings                                                497,333        488,150
    Accumulated other comprehensive loss                              (3,528)        (3,849)
                                                                  ----------     ----------
           Total                                                     535,303        525,813

    Less cost of common stock in treasury                           (159,532)      (172,344)
                                                                  ----------     ----------

             Total shareholders' equity                              375,771        353,469

                Total liabilities and shareholders' equity        $  938,998     $  960,724
                                                                  ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (UNAUDITED)

                                                                                Nine Months Ended
                                                                             9/30/02         9/30/01
                                                                            ---------       ---------
Cash flows from operating activities:
    Net income (loss)                                                       $  32,011       $  (2,567)
    Items included in net income not using (generating) cash:
         Depreciation, depletion and amortization                              34,641          34,519
         Loss (gain) on disposition of fixed assets                              (271)         (1,861)
         Unusual items                                                         (3,508)         60,908
         Expense related to 401(k) plans                                        1,028           1,103
    Change in assets and liabilities:
         Accounts receivable                                                   (1,780)        (22,242)
         Inventories                                                           (5,050)            885
         Other assets and prepaid expenses                                    (27,829)        (23,047)
         Accounts payable, accrued compensation and
           other expenses, deferred income taxes
           and other long-term liabilities                                    (11,963)         (6,441)
         Income taxes payable and refundable income taxes                      12,035          (5,738)
         Deferred income taxes - noncurrent                                     7,232           2,640
                                                                            ---------       ---------
Net cash provided by operating activities                                      36,546          38,159
                                                                            ---------       ---------

Cash flows from investing activities:
    Proceeds from disposal of fixed assets                                        419           2,580
    Net proceeds from sale of Ecusta Division                                       -          14,505
    Additions to plant, equipment and timberlands                             (42,583)        (36,325)
                                                                            ---------       ---------
Net cash used in investing activities                                         (42,164)        (19,240)
                                                                            ---------       ---------

Cash flows from financing activities:
    Repayment of debt under previous revolving credit agreement              (135,829)              -
    Other net borrowings (payments) of debt                                    76,496         (17,740)
    Dividends paid                                                            (22,674)        (22,302)
    Proceeds from stock option exercises                                       11,527           2,576
                                                                            ---------       ---------
Net cash used in financing activities                                         (70,480)        (37,466)
                                                                            ---------       ---------

Effect of exchange rate changes on cash                                           914             346
                                                                            ---------       ---------

Net decrease in cash and cash equivalents                                     (75,184)        (18,201)

Cash and cash equivalents:
    At beginning of year                                                       95,501         110,552
                                                                            ---------       ---------
    At end of period                                                        $  20,317       $  92,351
                                                                            =========       =========

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                                $  14,325       $  14,863
    Income taxes                                                                5,613          13,625

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

                                                Three Months Ended                Nine Months Ended
                                                    September 30                     September 30
                                             -------------------------         ------------------------
                                                2002            2001             2002           2001
                                             ---------        --------         ---------      ---------
                                              Shares           Shares            Shares         Shares
                                             ---------        --------         ---------      ---------
Basic per-share factors                         43,588          42,647            43,318         42,527
Effect of potentially
    dilutive employee
    incentive plans:
         Restricted stock awards                   134             129               146              -
         Performance stock awards                    -              23                 -              -
         Employee stock options                    143             291               333              -

                                             ---------        --------         ---------      ---------
Diluted per-share factors                       43,865          43,090            43,797         42,527
                                             =========        ========         =========      =========

Net income (loss)                            $  13,311        $  4,541         $  32,011      $  (2,567)

Earnings (loss) per share:
    Basic                                    $    0.31        $   0.11         $    0.74      $   (0.06)
    Diluted                                  $    0.30        $   0.11         $    0.73      $   (0.06)

         For the nine months ended September 30, 2002, no potentially dilutive shares of common stock have been included in the computation of diluted loss per share as we incurred a net loss, which causes potentially dilutive shares to be antidilutive. An aggregate of 370,000 potentially dilutive shares have been excluded from the computation of diluted loss per share for the first nine months of 2001.

         Basic and diluted earnings per share for the three months and nine months ended September 30, 2002, as presented on the unaudited Condensed Consolidated Statements of Income (Loss) reflect the favorable impact of an after-tax unusual gain of $.05 per share (see
         Note 2).

         Basic and diluted earnings (loss) per share was $.11 and $(.06) for the three months and nine months ended September 30, 2001, respectively, as presented on the unaudited Condensed Consolidated Statements of Income (Loss). These per share amounts reflect the negative impact of after-tax charges resulting from the impairment and disposal of our Ecusta Division during the second and third quarters of 2001, respectively, and a settlement of an environmental matter during the second quarter of 2001. The effect of these charges was $.14 and $.93 per share for the three months and nine months ended September 30, 2001, respectively (see Note 2).

2.       UNUSUAL ITEMS

         During the third quarter of 2002, we recognized a $3,508,000, one-time pre-tax gain for the settlement of certain escrow claims, including interest, and associated liabilities related to the 1998 acquisition of our Schoeller & Hoesch subsidiary.

         On August 9, 2001, we completed the sale of the Ecusta Division, consisting of our Ecusta paper making facility and two of its operating subsidiaries, including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. As part of this transaction, the buyer assumed certain liabilities related to the operation of the Ecusta Division. Our total charge to earnings associated with the sale was $58,408,000 including a $50,000,000 impairment charge recognized during the second quarter of 2001. We also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove, Pennsylvania facility's wastewater discharge permit.

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

         The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001, issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August 2001, issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, Technical Corrections," in April 2002, and issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," in July 2002.

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

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and establishes revised reporting requirements for goodwill and other intangible assets. Since our adoption of SFAS No. 142 on January 1, 2002, we no longer amortize goodwill. The statement requires that goodwill be evaluated on at least an annual basis. We performed the first step of the transitional goodwill impairment test as of January 1, 2002 and determined that no impairment to our goodwill existed. We performed our first annual impairment test as of September 30, 2002 and determined that no impairment to our goodwill existed. As of September 30, 2002 and using the 2002 foreign currency translation rates, we had approximately $8,900,000 in unamortized goodwill. We recorded $128,000 and $393,000 in pre-tax goodwill amortization expense, translated at appropriate 2001 rates, for the third quarter of 2001 and first nine months of 2001, respectively. Exclusive of goodwill amortization expense, net income (loss) in the third quarter and first nine months of 2001 was $4,624,000, or $0.11 per share, and $(2,312,000), or $(0.05) per share, respectively.

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

4.       DEBT REFINANCING

         On June 24, 2002, we entered into an unsecured $102,500,000 multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. An additional $22,500,000 was added to the Facility on September 24, 2002 with a fourth major bank. The Facility enables us to borrow up to the equivalent of $125,000,000 in certain currencies with a final maturity date of June 24, 2006. Under the Facility, we have the option to borrow based upon the domestic prime rate or a eurocurrency rate for any time period from one day to six months. The Facility also provides for a facility fee on the commitment balance and an interest rate margin on borrowings based on the higher of our debt ratings as published by Standard & Poor's and Moody's.

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

5.       COMPREHENSIVE INCOME

         Comprehensive income (loss) was $12,564,000 and $6,583,000 for the third quarter of 2002 and 2001, respectively, and $32,332,000 and $(2,094,000) for the first nine months of 2002 and 2001, respectively. Comprehensive income (loss) includes the effects of changes in (1) certain currency exchange rates relative to the U.S. dollar and (2) the fair value of derivative instruments (terminated interest rate swap agreements) designated in cash flow-type hedges that we held during the reporting periods (see Note 4).

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

         Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated to be approximately $35,000,000 to be incurred before April 2004. The New Century Project includes improvements in brownstock washing, installation of an oxygen delignification bleaching process and 100 percent chlorine dioxide substitution. Through September 30, 2002, we have invested approximately $8,200,000 in this Project, including approximately $5,800,000 during the first nine months of 2002. We estimate that $11,100,000, $19,400,000 and $2,100,000 will be spent on this project during 2002, 2003 and 2004, respectively. We presently do not anticipate difficulties in implementing the New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

         SPRING GROVE, PENNSYLVANIA - WATER. We are voluntarily cooperating with an investigation by the Pennsylvania Department of Environmental Protection (the "Pennsylvania DEP"), which commenced in February 2002, of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek. There is no indication that these discharges had an impact on human health or the environment. Although this investigation could result in the imposition of a fine or other punitive measures, we currently do not know what, if any, actions will be taken nor are we able to predict our ultimate cost, if any, related to this matter.

         SPRING GROVE, PENNSYLVANIA - AIR. In 1999, EPA and the Pennsylvania DEP issued us separate Notices of Violation ("NOVs") alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with certain modifications to our Spring Grove facility.

         For all but one of the modifications cited by EPA, we applied for and obtained from the Pennsylvania DEP the pre-construction permits that we concluded were required by applicable law. EPA reviewed those applications before the permits were issued. The Pennsylvania DEP's NOV pertained only to the modification for which we did not receive a pre-construction permit. We conducted an evaluation at the time of this modification and determined that the pre-construction permit cited by EPA and the Pennsylvania DEP was not required. We have been informed that EPA and the Pennsylvania DEP will seek substantial emissions reductions, as well as civil penalties, to which we believe we have meritorious defenses. Nevertheless, we are unable to predict the ultimate outcome of these matters or the costs, if any, involved.

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

         CERCLA establishes a two-part liability structure that makes responsible parties liable for (1) "response costs" associated with the remediation of a release of hazardous substances and (2) NRDs related to that release. Courts have interpreted CERCLA to impose joint and several liability on responsible parties for response costs, subject to equitable allocation in certain instances. Prior to a final settlement by all responsible parties and the final cleanup of the contamination, uncertainty regarding the application of such liability will persist.

         On October 2, 2001, the Wisconsin Department of Natural Resources (the "Wisconsin DNR") and EPA issued drafts of the reports resulting from the remedial investigation and the feasibility study of the PCB contamination of the lower Fox River and the Bay of Green Bay. On that same day, the Wisconsin DNR and EPA issued a Proposed Remedial Action Plan ("PRAP") for the cleanup of the lower Fox River and the Bay of Green Bay, estimating the total costs associated with the proposed response action at $307,600,000 (without a contingency factor) over a 7-to-18-year time period. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. Based on cost estimates of large-scale dredging response actions at other sites, we believe that the PRAP's cost projections may underestimate actual costs of the proposed remedy by over $800,000,000.

         We do not believe that the response action proposed by the Wisconsin DNR and EPA is appropriate or cost effective. We believe that a protective remedy for Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, can be implemented at a much lower actual cost than would be incurred for large-scale dredging. We also believe that an aggressive effort to remove the PCB-contaminated sediment, much of which is buried under cleaner sediment or is otherwise unlikely to move and which is abating naturally, would be environmentally detrimental and that it would be inappropriate to dredge all locations of the river. We have, however, proposed to dredge and cap certain delineated areas with relatively higher concentrations of PCBs in Little Lake Butte des Morts. We have accrued an amount expected to cover this project, potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities.

         We have submitted comments to the PRAP that advocate vigorously for the implementation of environmentally protective alternatives that do not rely upon large-scale dredging. EPA, in consultation with the Wisconsin DNR, will consider comments on the PRAP and will then select a remedy to address the contaminated sediment. Because we have thus far been unable to persuade the EPA and the Wisconsin DNR of the correctness of our assessment (as evidenced by the issuance of the PRAP), we are less confident than we were prior to the issuance of the PRAP that an alternative remedy totally excluding large scale dredging will be implemented. The issuance of the PRAP did not materially impact the amount we have accrued for this matter, however, as we continue to believe that ultimately we will be able to convince the EPA and the Wisconsin DNR that large-scale dredging is inappropriate. The EPA and the Wisconsin DNR have indicated that a record of decision ("ROD") regarding the selected remedial action plan may be issued before the end of the year.

         As noted above, NRD claims are theoretically distinct from costs related to the primary remediation of a Superfund site. Calculating the value of NRD claims is difficult, especially in the absence of a completed remedy for the underlying contamination. The State of Wisconsin, the United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes and the Michigan Attorney General have asserted that they possess NRD claims related to the lower Fox River and the Bay of Green Bay.

         In June 1994, FWS notified the seven identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment will be delayed until after the selection of a remedy, the federal trustees released a plan on October 25, 2000 that values their NRDs for injured natural resources between $176,000,000 and $333,000,000. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.

         On June 20, 2002, the United States, the State of Wisconsin and the Fort James Operating Company ("Fort James") lodged a consent decree with the U.S. District Court for the Eastern District of Wisconsin. If entered, that consent decree would resolve certain outstanding claims, primarily NRD claims, against Fort James and a related entity. Under the terms of the proposed consent decree, Fort James would pay $6,200,000 in cash to the United States and the State of Wisconsin in settlement of various claims related to NRDs and cost recovery related to dredging of sediments at Deposits 56/57. Fort James also agrees to convey 1,063 acres of land to the State and to perform delineated NRD "restoration" projects at a cost of up to $3,900,000.

         We submitted comments on the proposed consent decree to the U.S. Department of Justice. These comments suggest that the United States, the State of Wisconsin and certain alleged natural resource trustees not move to enter this proposed consent decree, due to various procedural and substantive infirmities. We cannot predict whether the governments will ultimately make such a motion or whether the Court will enter the proposed consent decree as it is written. Because the plaintiffs have yet to provide a factual or legal justification for the settlement, we are not able to extrapolate an estimated settlement amount for Glatfelter from the proposed consent decree. Accordingly, we do not have a sufficient basis to adjust our reserves for this contingency at this time.

         We are seeking settlement with the Wisconsin agencies and with the federal government for all of our potential liabilities for response costs and NRDs associated with the contamination. The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River. These reports estimate our Neenah facility's share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower than the estimates. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable.

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

         We also believe that additional potentially responsible parties exist other than the seven identified PRPs. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper-containing PCBs to each of the recycling mills, including our Neenah facility, are also potentially responsible for this matter.

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

         The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability (including but not limited to those related to the lower Fox River and the Bay of Green Bay) cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves relating to unasserted claims for environmental liabilities for those matters for which it is probable that a claim will be made, that an obligation exists and for which the amount of the obligation is reasonably estimable. As of September 30, 2002 and December 31, 2001, we had accrued reserves for the Fox River matter of approximately $28,800,000, representing our best estimate within a range of possible outcomes. This accrual is included in "Other long-term liabilities" on the Condensed Consolidated Balance Sheets. Changes to the accrual reflect updates to our best estimate of the ultimate outcome and consider changes in the extent and cost of the remedy, the status of negotiations with the various parties, including other PRPs, and our assessment of potential NRD claims, claims for reimbursement of expenses of other parties and residual liabilities. Based upon our assessment as to the ultimate outcome to this matter, we accrued and charged $1,800,000 to pre-tax earnings during the first nine months of 2001.

         Based on analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with these matters may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $200,000,000, over a period that is undeterminable but could range between 10 and 20 years or beyond. The upper limit of such range is substantially larger than the amount of our reserves. In order to establish the upper limit of such range, we used assumptions that are the least favorable to us among the range of assumptions pertinent to reasonably possible outcomes. We believe that the likelihood of an outcome in the upper end of the range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the range is remote.

         In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the PRAP, at a significantly higher cost than estimated in the PRAP. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or will occur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other
         PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

         In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We did not consider the financial condition of a smaller, non-public PRP as financial information is not available, and we do not currently believe its contribution to be significant. We have also considered that over a number of years, certain PRPs were under the ownership of large multinational companies, which appear to retain some liability for this matter. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs (if any) associated with the lower Fox River and the Bay of Green Bay.

         We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. Insurance coverage, which is currently being investigated under reservations of rights by various insurance companies, is dependent upon the identity of the plaintiff, the procedural posture of the claims asserted and how such claims are characterized. We do not know when the insurers' investigations as to coverage will be completed and we are uncertain as to what the ultimate recovery will be and whether it will be significant in relation to the losses for which we have accrued.

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

         We are also involved in other lawsuits which are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty, however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, results of operations or liquidity.

7.       ECUSTA-RELATED MATTER AND SUBSEQUENT EVENT

         As discussed in Note 2, on August 9, 2001, we completed the sale of the Ecusta Division. As part of the transaction, the buyers assumed certain liabilities related to the operation of the Ecusta Division. On or about July 29, 2002, we received a letter from legal counsel to the buyers of the Ecusta Division asserting claims for indemnification, without estimates of value, pursuant to the sale agreement. We are currently investigating these claims and have not yet determined the validity or value of these claims.

         As such, we cannot ascertain at this time what effect, if any, these claims will have on our financial condition or results of operations.

         During August 2002, the buyers of the Ecusta Division shut down the paper manufacturing operation of the paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, two of the four related buyers of the Ecusta Division filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. As of September 30, 2002, we had liabilities approximating $2,000,000 for claims related to liabilities that were either assumed by the buyers or for which they have agreed to indemnify and hold us harmless. We also have receivables due from the buyers for approximately $4,400,000 of which $2,400,000 is due for product sold by our Schoeller & Hoesch Division to one of the buyers who has not filed for bankruptcy. In the past, the amounts due to our Schoeller & Hoesch Division related to product sales have been paid on a timely basis.

         On October 31, 2002, we were notified by the of State of North Carolina of potential claims against us related to liabilities assumed by one of the buyers. This notification was prompted by the State of North Carolina's investigation as to the implication of the October 23 bankruptcy declaration on workers' compensation liabilities. The other buyers have agreed to indemnify and hold us harmless from and against any damages arising out of or resulting from such assumed liabilities. We are currently investigating this matter and have not yet determined the validity of these potential claims or the ability and intention of the buyers to honor their obligations.

         We are uncertain as to what additional claims, if any, resulting from the bankruptcy filing, may be asserted against us for other liabilities that were assumed, or with respect to which we are indemnified, by the buyers or related to our former operation of the paper mill. At this time, no reserves have been recorded related to the receivables due from the buyers, as we are unable to ascertain the impact of the bankruptcy proceedings nor can we determine the financial condition and intention of all of the buyers. Accordingly, we cannot ascertain at this time what effect, if any, these matters will have on our financial condition or results of operations.

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

                        INDEPENDENT ACCOUNTANTS' REPORT

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 2002, the related condensed consolidated statements of income (loss) for the three months and nine months ended September 30, 2002 and 2001, and the related condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Deloitte & Touche LLP

Philadelphia, Pennsylvania
October 31, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis contains forward-looking statements. See "Cautionary Statement" set forth in Item 5.

RESULTS OF OPERATIONS

A summary of the period-to-period changes in the principal items included in the Condensed Consolidated Statements of Income (Loss) is shown below.

                                        Three Months Ended                Nine Months Ended
                                    September 30, 2002 and 2001      September 30, 2002 and 2001
                                   -----------------------------    -----------------------------
                                                         Increase (Decrease)
                                                       (dollars in thousands)
Net sales                           (9,257)                -6.4%    (95,719)               -19.1%
Other income - net                    (629)               -14.0%     (1,975)               -15.6%
Cost of products sold              (10,838)                -9.3%    (84,090)               -21.0%
Selling, general and
    administrative expenses            138                  1.0%     (1,546)                -3.5%
Interest on debt                      (226)                -6.0%       (764)                -6.4%
Unusual items                      (11,916)                  NM     (60,908)                  NM
Income tax provision                 4,186                   NM      18,544                   NM
Net income                           8,770                   NM      34,578                   NM

NM - Not meaningful

Net Sales

Net sales decreased $9,257,000, or 6.4%, for the third quarter of 2002 compared to the third quarter of 2001. The Ecusta Division, which was sold on August 9, 2001, contributed net sales of $10,711,000 during the third quarter of 2001. Excluding the Ecusta Division, net sales increased $1,454,000, or 1.1%, for the same time periods due to a 1.6% increase in average net selling price being partially offset by a 0.5% decrease in net sales volume.

Net sales decreased $95,719,000, or 19.1%, for the first nine months of 2002 versus the comparable 2001 period. Of this decrease, $90,837,000 was attributable to the Ecusta Division. Excluding the Ecusta Division, net sales decreased $4,882,000, or 1.2% for the first nine months of 2002 compared to the first nine months of 2001. During this comparative nine-month period, an increase in net sales volume of 1.9% was more than offset by a decrease in average net selling price of 3.0%.

For analysis purposes, we currently classify our sales into two product groups: specialized printing papers and engineered papers (including tobacco papers). We are in the process of changing our organization and information systems to manage our business in three separate business units: (1) engineered products,
(2) printing and converting papers and (3) long fiber and overlay papers. Our information systems do not currently provide the information necessary for reporting by business unit on a comparative basis. Such information is expected to be available by the end of 2002.

Excluding Ecusta, net sales of specialized printing papers were up 0.9% in the third quarter of 2002 compared to the third quarter of 2002, due to a 3.0% increase in net sales volume which was mostly offset by a 2.1% decrease in average net selling price.

Net sales of specialized printing papers, excluding Ecusta, decreased 2.1% for the first three quarters of 2002 compared to the similar period for 2001 as a 4.2%
decrease in average net selling price was partially offset by a 2.2% increase in net sales volume.

The year to date decrease in average net selling price of specialized printing papers is indicative of the difficult market conditions facing this portion of our business for the first nine months of 2002 compared to the same time period during 2001. Despite these conditions, net sales volume has increased slightly. We believe this is indicative of the recognition by our customers of the value of our products and services. Current demand for certain of our specialized printing paper products is somewhat weak and backlog levels are lower than normal for this time of year. This trend may continue as demand normally slackens in December and typically remains soft through the first quarter of the calendar year.

Our average net selling price for specialized printing paper did show some improvement during the third quarter of 2002. We implemented a price increase for certain book publishing paper products effective July 1, 2002. We also implemented a price increase for envelope paper products in late September 2002. Considering current market conditions, we do not expect to see significant changes in selling prices for specialized printing paper products over the next several months.

Net sales of engineered papers, excluding Ecusta, decreased 1.8% in the third quarter versus the third quarter of 2001. The erosion of demand for tobacco papers from our Schoeller & Hoesch Division caused this decrease. Net sales of tobacco papers decreased by over 36.0% during the third quarter of 2002 versus the comparable period of 2001. Excluding tobacco papers, net sales of engineered products increased by 3.1% as a decrease in net sales volume of 4.3% was more than offset by a 7.7% increase in average net selling price. The increase in average net selling price was primarily caused by translating Euro-denominated sales with a weaker US dollar exchange rate in the third quarter of 2002 as compared to the like period in 2001.

On a year to date basis, net sales of engineered products in 2002 are 1.0% higher than the first nine months of 2001. Excluding tobacco papers, net sales of which decreased by over 38.0%, net sales for engineered products increased by 6.9% for the first nine months of 2002 versus the same period in 2001. This increase was due to an 8.1% increase in net sales volume being partially offset by a 1.1% decrease in average net selling price. The decrease in average net selling price would have been approximately 4.0% had the US dollar not weakened versus the Euro during the comparative periods. Some of the decrease in average selling price is the result of decisions to increase our volume of engineered products with below average prices to fully utilize our capacity and to enter certain markets. We expect this trend to continue during the remainder of the year. Average selling price was also lower for specific engineered paper products for the relevant 2002 periods compared to 2001.

Although the increased year to date net sales volume for these products is indicative of relatively strong demand for our products, it is difficult to determine demand and pricing trends for the entire portfolio of engineered papers due to the fragmentation and small size of markets within this group. Our best estimate is that overall pricing in these product lines will be relatively stable with downward pressure in our long-fiber paper markets.

Other Income - Net

Other income - net decreased $629,000, or 14.0%, and $1,975,000, or 15.6%, in the third quarter and first nine months of 2002 respectively, versus the like periods of 2001. Energy sales net increased $461,000 and $446,000 for the three months and nine months ended September 30, 2002, respectively. Interest on investments and other - net decreased $355,000 and $1,632,000 for the third quarter and first nine months of 2002, respectively, versus the same periods of 2001. This reduction was due to lower average interest rates on lower average invested cash balances. Gain from property dispositions, etc. - net decreased $735,000 and $789,000 for the three months and nine months ended September 30, 2002, respectively, versus the like periods of 2001. During the third quarter of 2001, we sold a tract of land from which we recognized a gain of $1,700,000. There were no significant single-asset dispositions in 2002.

Cost of Products Sold and Gross Margin

Cost of products sold decreased $10,838,000, or 9.3%, for the third quarter of 2002 versus the third quarter of 2001. Excluding the Ecusta Division, cost of products sold decreased $2,368,000 or 2.2% for the third quarter of 2002 compared to the third quarter of 2001.

Cost of products sold decreased $84,090,000, or 21.0%, for the first nine months of 2002 versus the first nine months of 2001. Excluding the Ecusta Division, cost of products sold decreased $6,035,000 or 1.9% for the first nine months of 2002 compared to the first nine months of 2001.

The variances in cost of products sold are in part due to changes in net sales volume described in "Net Sales" above. Excluding Ecusta, cost of products sold decreased for the third quarter and nine-month periods ending September 30, 2002 as compared to the like periods of 2001. The decrease in the nine-month results occurred despite an increase in net sales volume for those comparable periods. Cost of products sold was favorably impacted for the third quarter and first nine months of 2002 versus the like periods in 2001 by decreases in unit costs for purchased pulp and wastepaper as well as a decrease in energy-related costs and the impact of cost-control efforts. Market pulp prices have recently declined and we do not expect to see any increases in such prices in the near future.

Non-cash income resulting from the overfunded status of our defined benefit pension plans decreased cost of products sold by $6,610,000 and $5,643,000 for the third quarters of 2002 and 2001, respectively, and decreased cost of products sold by $20,067,000 and $18,518,000 for the first nine months of 2002 and 2001, respectively.

Post-retirement expense included in cost of products sold was $1,909,000 and $716,000 for the third quarters of 2002 and 2001, respectively, and $3,735,000 and $2,148,000 for the first nine months of 2002 and 2001, respectively. The primary cause of the increase in the 2002 periods over the 2001 periods was a change in our estimate of liability based upon our recent claims history.

As a result of the aforementioned items, gross margin as a percentage of net sales increased to 22.7% for the third quarter of 2002 from 20.2% for the like quarter of 2001. Excluding the Ecusta Division, gross margin as a percentage of net sales during the third quarter of 2001 was 20.8%. Gross margin as a percentage of net sales increased to 22.1% for the first nine months of 2002 compared to 20.2% for the first nine months of 2001. Excluding the Ecusta Division, gross margin as a percentage of net sales was 21.8% for the first nine months of 2001.

Gross margin as a percentage of sales increased from the second quarter to the third quarter in both 2002 and 2001 due primarily to the annual scheduled maintenance shutdown at the Spring Grove, Pennsylvania facility. This shutdown results in higher maintenance expense and a reduction of production leading to unfavorable manufacturing variances, which negatively impact cost of products sold in the second quarter of each year.

Our non-cash pension income is calculated each year using certain actuarial assumptions and certain other factors including the fair value of our pension assets as of the first date of the calendar year. The fair value of our pension assets has decreased significantly since January 1, 2002. As a result of this decrease, absent a recovery in the fair value of our pension assets by December

31, 2002, our non-cash pension income will be substantially less in 2003 than is currently being recognized.

Selling, General and Administrative ("SG&A") Expenses

SG&A expenses for the third quarter of 2002 were $138,000, or 1.0%, higher than for the third quarter of 2001. Excluding the Ecusta Division, SG&A increased by $380,000 for the third quarter of 2002 compared to the third quarter of 2001. SG&A expenses for the first nine months of 2002 were $1,546,000, or 3.5%, lower than for the first nine months of 2001. Excluding the Ecusta Division, SG&A increased by $4,055,000 for the first nine months of 2002 compared to the first nine months of 2001. Increases in SG&A expenses, excluding the Ecusta Division, were due primarily to increased costs related to resources dedicated to implementing our strategic initiatives, including depreciation expense and increased service fees related to information technology.

SG&A expenses were reduced in the third quarter 2002 due to a decrease in compensation expense related to certain stock awards that varies with the price of our common stock. Our common stock price was lower as of September 30, 2002 as compared to June 30, 2002. Non-cash pension income reduced SG&A expenses by $1,556,000 and $1,862,000 for the third quarter of 2002 and the same quarter of 2001, respectively, and by $4,730,000 and $4,743,000, for the first nine months of 2002 and the first nine months of 2001, respectively.

Post-retirement expense included in SG&A was $391,000 and $147,000 for the third quarters of 2002 and 2001, respectively, and $765,000 and $440,000 for the first nine months of 2002 and 2001, respectively. The primary cause of the increase in the 2002 periods over the 2001 periods was a change in our estimate of liability based upon our recent claims history.

Interest on Debt - Net

Interest on debt - net decreased $226,000, or 6.0%, for the third quarter of 2002 versus the comparable period of 2001 and decreased $764,000, or 6.4%, for the first nine months of 2002 compared to the like period of 2001. In both cases, the primary cause for the decrease was a reduction in the outstanding debt. This was partially offset by an increase in interest rates on our remaining debt.

Unusual Items

During the third quarter of 2002, we recognized a $3,508,000, one-time pre-tax gain for the settlement of certain escrow claims, including interest, and associated liabilities related to the 1998 acquisition of our Schoeller & Hoesch subsidiary.

On August 9, 2001, we completed the sale of the Ecusta Division, consisting of our Ecusta paper making facility and two of its operating subsidiaries, including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. As part of this transaction, the buyer assumed certain liabilities related to the operation of the Ecusta Division. Our total charge to earnings associated with the sale was $58,408,000 including a $50,000,000 impairment charge recognized during the second quarter of 2001. We also recognized a $2,500,000 pre-tax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove, Pennsylvania facility's wastewater discharge permit.

Income Tax Provision

The change in the income tax provision (benefit) for both the third quarter and first nine months of 2002 versus the comparable periods for 2001 is due primarily to the changes in earnings (loss) before income taxes. Additionally, our effective tax rates for the three-month and nine-month periods ended
September 30, 2002 were 37.1% and 36.1%, respectively, compared to 44.6% and 15.3% for the like periods of 2001. The significant change in effective rates is due largely to the impact of the unusual items recognized in 2002 and 2001 (see "Unusual Items" above).

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

Our IMPACT project is focused on identifying and implementing changes in our organization and business processes. We have completed the second and final phase of IMPACT, which included the installation of an enterprise resource planning ("ERP") system. The system was installed at our U.S. based locations on April 1, 2002, at our Gernsbach, Germany facility on August 1, 2002 and at our Scaer, France facility on October 1, 2002. The ERP system provides, among other things, a common platform for purchasing, accounts payable, sales order processing, cost accounting and general ledgers. We have completed the installation phase of IMPACT within budget and without a material adverse impact on our business. Total spending on the IMPACT project is expected to be approximately $46,000,000, of which approximately $44,000,000 is capital related. Through September 30, 2002, we have capitalized approximately $43,400,000 of costs for the IMPACT project. Certain implementation related costs will be capitalized during the fourth quarter of 2002.

FINANCIAL CONDITION

Liquidity

Cash and cash equivalents decreased $75,184,000 during the first nine months of 2002. Net repayment of debt ($76,496,000), investment in plant, equipment and timberlands ($42,583,000) and the payment of dividends ($22,674,000) were partially offset by cash generated from operations ($36,546,000) and cash received in proceeds for stock options exercised by employees ($11,527,000). Cash generated from operating activities included approximately $11,800,000 related to the collection of an income tax receivable. During October 2002, we collected an additional $5,700,000 for income tax receivables.

On June 24, 2002, we entered into an unsecured $102,500,000 multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. An additional $22,500,000 was added to the Facility on September 24, 2002 with a fourth major bank. The Facility enables us to borrow up to the equivalent of $125,000,000 in certain currencies with a final maturity date of June 24, 2006. Under the Facility, we have the option to borrow based upon the domestic prime rate or a eurocurrency rate for any time period from one day to six months. The

Facility also provides for a facility fee on the commitment balance and an interest rate margin on borrowings based on the higher of our debt ratings as published by Standard & Poor's and Moody's.

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

PNC Financial Services Group, Inc. ("PNC") beneficially owns approximately 35% of our common stock, primarily as a trustee for numerous trusts for the benefit of Glatfelter family members. PNC Bank, National Association, a subsidiary of PNC, is a member of a syndicate of banks under the Facility. One member of our Board of Directors is the retired Regional Chairman of PNC Bank, National Association, Philadelphia/South Jersey markets.

We expect to meet all our near- and long-term cash needs from a combination of internally generated funds, cash, cash equivalents and our existing Revolving Credit Facility or other bank lines of credit and other long-term debt. We are subject to certain financial covenants under the Facility and are in compliance with all such covenants. As the Facility matures on June 24, 2006, it has been classified on the Balance Sheet as "Long-term debt." As of September 30, 2002, we had $68,631,000 of borrowings under the Facility. This includes
(euro)64,600,000 in Euro-denominated borrowings. An additional $56,369,000 was available under the Facility.

Interest Rate Risk

We use the Facility and proceeds from the issuance of our 6 7/8% Notes to finance a significant portion of our operations. The Facility provides for variable rates of interest and exposes us to interest rate risk resulting from changes in the domestic prime rate or eurocurrency rate. Any derivative financial instrument transactions are entered into for non-trading purposes.

To the extent that our financial instruments expose us to interest rate risk and market risk, they are presented in the table below. The table presents principal cash flows and related interest rates by year of maturity for our Facility, 6 7/8% Notes and other long-term debt as of September 30, 2002. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

                                                             Year of Maturity
                                         ------------------------------------------------------------                 Fair
                                                       (dollar amounts in thousands)                                Value at
                                          2002       2003      2004     2005      2006     Thereafter    Total      9/30/02
                                         ------     ------    ------   ------    ------    ----------   --------   ----------
Debt:
   Fixed rate --                         $  600     $1,185    $ 863    $ 431     $     -    $150,000    $153,079    $167,700
      Average interest rate                6.87%      6.87%    6.87%    6.87%       6.87%       6.87%
   Variable rate --                      $1,006     $    -    $   -    $   -     $68,784    $      -    $ 69,790    $ 69,790
      Average interest rate                2.31%         -        -        -        4.02%          -

Capital Expenditures

During the first nine months of 2002, we expended $42,583,000 on capital projects compared to $36,325,000 for the like period of 2001. Of the year-to-date 2002 capital spending, approximately $19,400,000 was spent on our IMPACT project and approximately $5,800,000 was spent on the New Century Project. The New Century Project is an environmental initiative intended to better control certain emissions from our Spring Grove facility.

Total capital spending is expected to be approximately $58,000,000 in 2002. Included in this total is an expected $21,000,000 capital expenditure for our IMPACT project and $11,100,000 for the New Century Project. The New Century Project will also require an estimated $19,400,000 and $2,100,000 in capital spending during 2003 and 2004, respectively. The total capital spending on the New Century Project is expected to be approximately $35,000,000. The timing of cash payments regarding the New Century Project has been updated based upon our most recent information.

Other significant capital expenditures expected during 2002 include $6,000,000 to begin the expansion of our long-fiber and overlay paper capacity in Gernsbach. Additional spending of $24,000,000 is expected on this project in 2003.

Business Strategies

We continue to develop strategies to position our business for the future. Execution of these strategies is intended to capitalize on our strengths in customer relationships, technology and people and our positions in certain markets. Internally, we are working to improve the efficiency of our operations. Externally, we are looking to strengthen our business through strategic alliances and joint ventures, as well as potential acquisition opportunities or dispositions of under-performing or non-strategic assets. We are currently in the process of reviewing strategic alternatives regarding our woodlands. This review includes an analysis of the highest value and best use of these woodlands to generate greater shareholder value.

PENNSYLVANIA DROUGHT CONDITIONS

Pulp and paper manufacturing operations rely upon an adequate supply of water to sustain production. Our Spring Grove, Pennsylvania facility is located in an area that is currently under a drought warning and was, until November 7, 2002, subject to a drought emergency proclamation. We submitted a drought contingency plan to the Commonwealth of Pennsylvania that outlines our proposal to restrict water usage based upon current and potential future drought conditions. The Commonwealth approved the drought contingency plan and we have begun water conservation measures in accordance with the plan. During the third quarter of 2002, we estimate that the drought restrictions resulted in a $100,000 negative impact on our pre-tax earnings, primarily from the costs associated with the operation of a temporary cooling tower. This negative impact was less than previously estimated due to better than anticipated operating efficiencies and our ability to defer certain drought related costs. Under current conditions, we estimate the drought restrictions to negatively impact our pre-tax earnings in the fourth quarter of 2002 by approximately $100,000.

Without moderate to heavy rainfall over the next several months, we may need to procure additional supplies of water, curtail the production of pulp for our papermaking operations and curtail the generation of electrical power. Such actions would increase the cost to manufacture paper at the Spring Grove location and decrease energy sales to our customer but is not expected to impede our ability to supply our customers with paper products.

LABOR AGREEMENTS STATUS

Hourly employees at our U.S. facilities are represented by different locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union. On October 22, 2002, hourly employees at our Neenah, Wisconsin facility ratified a five-year labor agreement covering approximately 300 workers with an expiration date of August 1, 2007. Under this agreement, wages were increased for the appropriate Neenah employees by 3.0% effective August 1, 2002.

A five-year labor agreement covering approximately 700 employees at our Spring Grove, Pennsylvania expires in January 2003. Negotiations have been underway for several months and an agreement will be submitted to the bargaining unit for a vote on November 19, 2002.

Various unions represent approximately 860 of our Schoeller & Hoesch employees. Labor agreements covering approximately 640 employees at the Gernsbach, Germany facility and 140 employees at the Scaer, France facility expired in the first quarter of 2002. These agreements have since been settled with terms retroactive to the expiration dates of the respective agreements. These one-year contracts expire in the first quarter of 2003. An agreement covering approximately 50 employees at our abaca pulpmill in the Philippines expired in September 2002. Such employees are continuing to work under the provisions of the expired contract. Negotiations to settle this matter continue. We do not believe this issue will have a significant impact on our operations.

SIGNIFICANT AND SUBJECTIVE ESTIMATES

The above discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, doubtful accounts, inventories, investments and derivative financial instruments, long-lived assets, pensions and post-retirement benefits, and contingencies, including environmental matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Accounting for defined-benefit pension plans require various assumptions, including but not limited to, discount rates, expected rate of return on plan assets and future compensation growth rates. Our retiree medical plans also require various assumptions, which include but are not limited to, discount rates and annual rates of increase in the per-capita costs of health care benefits. We evaluate these assumptions at least once each year and make changes as conditions warrant. Changes to these assumptions, as well as other factors including, but not limited to, asset valuation (pension) and claims history (retiree medical), will increase or decrease our reported income, which will result in changes to the assets and liabilities associated with our benefit plans.

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

In particular, we remain open to negotiations with the EPA and the Pennsylvania DEP regarding the NOVs under the federal and state air pollution control laws. In addition, we continue to negotiate with the State of Wisconsin and the United States regarding natural resources damages and response costs related to the discharge of PCBs in the lower Fox River and the Bay of Green Bay. We are also voluntarily cooperating with an investigation by the Pennsylvania DEP of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our acting chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on November 11, 2002, have concluded that, as of such date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to P. H. Glatfelter Company and its consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

Cautionary Statement

Any statements we set forth in this Form 10-Q or otherwise made in writing or orally with regard to our goals for revenues, cost reductions and return on capital, execution of our business model in a timely manner, expectations as to industry conditions and our financial results and cash flow, demand for or pricing of our products, margin enhancement, retention of key accounts, income growth, market penetration, development of new products and new and existing markets for our products, environmental matters, implementation of our integrated information technology platform, our ability to identify and execute future acquisitions which will enhance both our business growth and return on capital and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results which might be projected, forecasted or estimated in any such forward-looking statements: (i) variations in demand for or pricing of our products; (ii) our ability to identify, finance and consummate future alliances or acquisitions; (iii) our ability to develop new, high value-added engineered products; (iv) our ability to realize cost reductions pursuant to our DRIVE project and changes to business processes contemplated by our IMPACT project; (v) changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes and wastepaper, and changes in energy-related costs; (vi) changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases; (vii) the gain or loss of significant customers and/or on-going viability of such customers; (viii) cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the Notices of Violation ("NOVs") issued by the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP"), the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our Neenah mill is located and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permit; (ix) enactment of adverse state, federal or foreign legislation or changes in government policy or regulation; (x) adverse results in litigation; (xi) fluctuations in currency exchange rates and or/interest rates; (xii) disruptions in production and/or increased costs due to labor disputes; (xiii) our ability to comply with the covenants of our debt facility; (xiv) changes in non-cash income resulting from our defined-benefit pension plans; (xv) impact of drought restrictions on our earnings; (xvi) the effect on us, if any, associated with of the financial condition of the buyers of the Ecusta Division; and (xvii) our ability to maximize the value of our timberlands.

ITEM 6.  EXHIBITS

         (a)      EXHIBITS

Number                     Description of Documents
------                     ------------------------
 10.1            Increase in Commitments and Lender Addition
                 Agreement

 15              Letter in Lieu of Consent Regarding Review
                 Report of Unaudited Interim Financial
                 Information

 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                 1350 - Chief Executive Officer

 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section
                 1350 - Acting Chief Financial Officer

         (b)      REPORTS ON FORM 8-K

                  Item 5  Current Report on Form 8-K dated September 12, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             P. H. GLATFELTER COMPANY

Date: November 14, 2002                      C. Matthew Smith
                                             Corporate Controller and Principal
                                             Accounting Officer

                                 CERTIFICATIONS

I, George H. Glatfelter II, Chief Executive Officer of P. H. Glatfelter Company, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of P. H. Glatfelter
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors:

         (a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                                George H. Glatfelter II
                                                       Chief Executive Officer

                                 CERTIFICATIONS

I, Robert P. Newcomer, Acting Chief Financial Officer of P. H. Glatfelter Company, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of P. H. Glatfelter
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the board of directors:

         (a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                          Robert P. Newcomer
                                                 Acting Chief Financial Officer

                               INDEX OF EXHIBITS

Number                                  Description of Documents
------                                  ------------------------
 10.1                              Increase in Commitments and Lender
                                   Addition Agreement

 15                                Letter in Lieu of Consent Regarding
                                   Review Report of Unaudited Interim
                                   Financial Information

 99.1                              Certification pursuant to Section 906
                                   of the Sarbanes-Oxley Act of 2002, 18
                                   U.S.C. Section 1350 - Chief Executive
                                   Officer

 99.2                              Certification pursuant to Section 906
                                   of the Sarbanes-Oxley Act of 2002, 18
                                   U.S.C. Section 1350 - Acting Chief
                                   Financial Officer