Form 10-K
period 2002-12-31
GLATFELTER P H CO
filed 2003-03-18
CIK 41719

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                              COMMISSION FILE NUMBER
DECEMBER 31, 2002                                                                      1-3560

                            P. H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                                 23-0628360
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

   96 SOUTH GEORGE STREET, SUITE 500,                         17401
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based the closing price, as of June 28, 2002, the aggregate market value of the Common Stock of the Registrant held by non-affiliates on February 26, 2003 was $533,695,277.

                 COMMON STOCK OUTSTANDING AT MARCH 6, 2003 WAS
                               43,697,855 SHARES.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K: Proxy Statement dated March 28, 2003 (Part III).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            P. H. GLATFELTER COMPANY

                                   FORM 10-K

                          YEAR ENDED DECEMBER 31, 2002

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1    Business....................................................    1
Item 2    Properties..................................................    5
Item 3    Legal Proceedings...........................................    6
Item 4    Submission of Matters to a Vote of Security Holders.........    6
          Executive Officers..........................................    6

                                  PART II
Item 5    Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................    8
Item 6    Selected Financial Data.....................................    8
Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    9
Item 7A   Quantitative and Qualitative Disclosures about Market
          Risk........................................................   24
Item 8    Financial Statements and Supplementary Data.................   25
Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   41

                                  PART III
Item 10   Directors and Executive Officers of the Registrant..........   42
Item 11   Executive Compensation......................................   43
Item 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   44
Item 13   Certain Relationships and Related Transactions..............   46
Item 14   Controls and Procedures.....................................   52

                                  PART IV
Item 15   Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   53

SIGNATURES............................................................   59

CERTIFICATIONS........................................................   60

SCHEDULE II...........................................................  S-1

                                     PART I

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 of
Part II -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward-Looking Statements".

ITEM 1.  BUSINESS

OVERVIEW

     Glatfelter began operations in 1864 in Spring Grove, Pennsylvania and in 1905 incorporated under the laws of the Commonwealth of Pennsylvania. Today we are one of the world's leading manufacturers of specialized printing papers and engineered products. Headquartered in York, Pennsylvania, we own and operate paper mills located in Spring Grove, Pennsylvania and Neenah, Wisconsin. In 1998 we expanded our global reach with the acquisition of Schoeller & Hoesch GmbH & Co. ("S&H"). Based in Gernsbach, Germany, S&H operates paper mills in Gernsbach and in Scaer, France and an abaca pulp mill in the Philippines. Our products are marketed worldwide either through wholesale paper merchants, brokers and agents, or directly to our customers.

     In August 2001, we completed the divestiture of our Ecusta Division, a supplier of paper primarily to the tobacco and financial printing industries. Product sales for the Ecusta Division totaled approximately $90.8 million in 2001.

     Our common stock is listed on the New York Stock Exchange under the symbol "GLT". As used herein, "Glatfelter," "we," "our" and similar terms include P. H. Glatfelter Company and its subsidiaries unless the context indicates otherwise.

OUR BUSINESS STRATEGY

     Our business strategy is to be the global supplier of choice in two key product areas -- specialized printing papers and engineered products. As discussed below, we have aligned our organization along business units focused to understand and meet the needs of our customers. The financial information presented within the Business Unit discussion excludes the Ecusta Division.

BUSINESS UNITS

     Beginning in 2001, we organized our company into three business units:
Engineered Products, Long-Fiber & Overlay Paper, and Printing and Converting Papers. In addition, we supply tobacco papers to fulfill obligations of a supply agreement entered into in connection with the sale of our Ecusta Division.

          Engineered Products accounted for approximately 23%, 21% and 19% of total product sales in 2002, 2001 and 2000, respectively. The Engineered Products unit is focused on highly technical "engineered" paper products designed for multiple end uses, such as papers for pressure sensitive postage stamps, disposable medical garments, playing cards and digital inkjet applications. This business unit comprises an array of products in distinct business niches that are in a continual state of evolution. Some are high growth; others are further along on the development curve. Because the products are technically complex and require substantial "development capital" generated through the customer-supplier relationship, product pricing in this business unit remains relatively constant.

          Long-Fiber & Overlay Papers represented approximately 20%, 18% and 17% of total product sales in 2002, 2001 and 2000, respectively. Long-fiber is the generic term we use to describe products primarily made from abaca pulp. This business unit focuses on products such as paper for tea bags and decorative laminates used for furniture, flooring and other commercial applications. Long-fiber papers, primarily tea bags and related papers, accounted for 70%, 72% and 64% of this business unit's sales in 2002, 2001 and 2000, respectively. Similar to engineered products, long-fiber and overlay papers are technically sophisticated. We believe we are uniquely positioned to produce these extremely lightweight papers because we understand their complexities, which require the use of highly specialized fiber and specifically designed papermaking equipment.

          Printing and Converting Papers accounted for approximately 53%, 54% and 58% of total product sales in 2002, 2001 and 2000, respectively. Its products include papers for the production of high-quality hardbound books. Book publishing papers represented 73%, 74% and 67% of this business unit's sales in 2002, 2001 and 2000, respectively. We believe we are acknowledged as the leading supplier of papers for this market in the United States. In addition to book paper, this business unit also produces other papers, including paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. These markets are in more mature phases of their lifecycles, exhibiting modest growth characteristics that normally parallel the U.S. Gross Domestic Product.

          Tobacco Papers represented approximately 4%, 6% and 6% of our product sales in 2002, 2001 and 2000, respectively. Sales in 2002 were made almost entirely pursuant to a supply agreement between S&H and Purico (IOM) Limited, et al ("Purico"), the buyers of the Ecusta Division. Under the supply agreement we will sell tobacco papers to Purico through mid-2004, although at significantly lower levels each year (See Item 8 -- Financial Statements and Supplementary Data -- Note 14).

     We are continuously developing and refining strategies to position our business for the future, in addition to improving the efficiency of our operations. Execution of these strategies is intended to capitalize on our strength in customer relationships, technology and people and on our leadership position in certain markets.

     In 2002, no single customer represented more than 10% of consolidated net sales. Net sales to one customer, Central National Gottesman, Inc. (which buys paper through its division, Lindenmeyr Book Publishing), in 2001 were approximately 11% of net sales, excluding the Ecusta Division.

RAW MATERIAL

     The following table provides an overview of the principal raw materials of each of our manufacturing facilities:

                                                                         ESTIMATED ANNUAL
                                                                         QUANTITY (SHORT       % OF PRM
LOCATION               COUNTRY          PRINCIPAL RAW MATERIAL (PRM)       TONS) OF PRM        PURCHASED
--------               -------          ----------------------------     ----------------      ---------
Spring Grove           U.S.             Pulpwood                             997,000               75
                                        Wood and other pulps (external        38,000              100
                                        sources)

Neenah                 U.S.             Wood and other pulps                  27,000              100
                                        High-grade wastepaper                124,000              100

Gernsbach              Germany          Wood pulp                             29,000              100
                                        Abaca pulp                             6,800                0

Scaer                  France           Abaca pulp                             1,600                0
                                        Wood pulp                              1,700              100

Philippines            Philippines      Abaca fiber                           14,000              100

     Our Spring Grove mill is a vertically integrated operation producing in excess of 85% of the annual pulp required for paper production. The balance of our pulp needs is acquired from third-party suppliers. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. At December 31, 2002, we owned 114,000 acres of woodlands. In addition to these sources, hardwoods are available within a relatively short distance of our Spring Grove mill. Softwoods are obtained primarily from Maryland, Delaware and Virginia. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.

     On December 18, 2002, we signed a definitive agreement to sell approximately 25,000 acres of our Maryland forestland to a subsidiary of The Conservation Fund, a national nonprofit land conservation fund. The agreement is contingent upon certain conditions, including, but not limited to, the successful negotiation of an agreement to supply us with pulpwood, and other financing and legal contingencies and is expected to close by the end of March 2003.

     The Neenah mill is a recycled-paper mill that uses high-grade wastepaper as its primary raw material. During 2002, approximately 83% of the Neenah mill's fiber requirements were met with pulp made at Neenah from high-grade wastepaper. The quality of different types of high-grade wastepaper varies significantly depending on the amount of contamination. It is anticipated that there will be an adequate supply of wastepaper in the future. The Neenah mill supplements the pulp it produces with purchases of off-quality wood pulp and pulp substitutes.

     Our Philippine mill processes abaca fiber into abaca pulp. This abaca pulp production provides a unique competitive advantage by supplying a key raw material used by our Long Fiber & Overlay business unit in Germany and France. As part of our ongoing business planning processes, we have reevaluated our previously announced intentions to expand the production capabilities of the abaca pulpmill. We do not expect to initiate these plans in the foreseeable future.

     Events may arise from the relatively unstable geopolitical environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the supply chain, including the supply of abaca pulp to our Gernsbach and Scaer facilities. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We believe we have approximately three months of abaca pulp in the pipeline.

     The Spring Grove facility generates 100% of the steam and electricity required for its operations. Principal fuel sources used by the Spring Grove facility are coal, recycled pulping chemicals, bark and wood waste, and oil (#2 and #6). This facility also produces excess electricity that is sold to the local power company under a long-term co-generation contract expiring in 2010. Net energy sales were $9.8 million and $9.7 million in 2002 and 2001, respectively.

     During 1998, the Neenah facility began purchasing steam under a twenty-year contract from a facility of Minergy Corporation ("Minergy"). This facility, which is located adjacent to our Neenah facility, processes paper mill sludge from our Neenah facility as well as from other mills in the Neenah area. During 2002, the Neenah facility generated 24% of its required steam and purchased the balance from Minergy. The Neenah facility generates a portion of its electric power requirements (14% in 2002) and purchases the remainder. Natural gas was used to produce almost all of the facility's internally generated steam during 2002; fuel oil was used to generate the remainder.

     The Gernsbach and Scaer facilities both generate all the steam required for their operations. The Gernsbach facility generated approximately 30% of its 2002 electricity needs and purchased the balance. Natural gas was used to produce substantially all of Gernsbach's internally generated energy during 2002. The Scaer facility purchased all of its 2002 electric power requirements.

     Costs to operate our facilities, including natural gas, are subject to price variations determined in the marketplace. In the first quarter of 2003, we experienced significant fluctuations in the price of natural gas. Continued increases in prices could have a significant adverse effect on our consolidated financial position and/or results of operations. Management continuously evaluates the most effective and efficient sources for steam generation.

     Based on information currently available, we believe that we will continue to have ready access to all principal raw materials used in the production of our products. The cost of our raw material is subject to change, including, but not limited to, costs of wood and pulp products, wastepaper and gas and oil energy costs.

BACKLOG

     Backlogs are generally not significant in our U.S.-based business, as substantially all of our customer orders are filled within 30 days of receipt. Backlogs at our S&H operation generally are 60-90 days. A backlog of unmade customer orders is monitored primarily for purposes of scheduling production to optimize paper machine performance. From time to time, we may determine that the backlog of unmade orders, along with high finished goods inventory levels, may be insufficient to warrant a full schedule of paper production. In these circumstances, certain paper machines may be temporarily shut down until backlog and inventory levels justify a resumption of operations.

COMPETITION

     The competitiveness of the markets in which we sell our products varies. The necessity for technical expertise and specialized manufacturing equipment limits the number of companies competing with us in the engineered product and long-fiber and overlay paper markets. Service, product performance and technological advances are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

     There are a number of companies in the United States that manufacture printing and converting papers. We believe we are the recognized leader in book publishing papers and compete with, among others, Domtar and Weyerhaeuser. In the envelope sector we compete with, among others, International Paper, Weyerhaeuser and Blue Ridge. Capacity in the worldwide uncoated free-sheet industry, which includes specialized printing papers, has declined in recent years and is not expected to increase significantly for the next few years.

EMPLOYEES

     As of December 31, 2002, we had approximately 2,375 active full-time employees. Our recent restructuring will reduce our workforce by approximately 2%. We consider the overall relationship with our employees to be satisfactory.

     Hourly employees at our U.S. facilities are represented by different locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union
(PACE). On October 22, 2002, hourly employees at our Neenah, Wisconsin facility ratified a five-year labor agreement covering approximately 285 workers with an expiration date of August 1, 2007. Under this agreement, wages increased 3% effective August 1, 2002 and will increase 3% per year for the duration of the agreement.

     A five-year labor agreement that covers approximately 725 employees in Spring Grove was ratified in November 2002 effective for the five-year period ending January 2008. Among other changes, the contract provides for wage increases of 2.5% in each of the first two years of the contract and 3% for the remaining years. The early ratification of the contract was the first in our history; wage increases were effective in November 2002.

     Various unions represent approximately 830 of our S&H employees. One-year labor agreements covering approximately 600 employees at the Gernsbach, Germany facility and 150 employees at the Scaer, France facility were entered into during 2002 with terms retroactive to the expiration dates of the respective agreements. These expire in the first quarter of 2003. The terms and conditions of the agreements will remain in effect until new agreements are negotiated, although any wage increase negotiated in the new agreements will be retroactive to the respective expiration dates of the old agreements. We are not directly involved in these negotiations as paper industry representatives are negotiating the agreements. Negotiations began in March 2003. This situation is not unusual in Germany and France, and we do not believe that the lack of an agreement will result in any significant operational interruptions.

     Approximately 80 employees at our abaca pulpmill in the Philippines are covered by a five-year labor agreement, which was negotiated at the end of 2002. Under this agreement, employees received a wage increase of approximately 57 Philippine Pesos per day.

ENVIRONMENTAL MATTERS

     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

     Additional information is included in Item 7 -- Management's Discussion & Analysis of Results of Operations and Financial Condition and in Item 8
-- Financial Statements and Supplementary Data -- Notes 3 and 13.

AVAILABLE INFORMATION

     Our investor relations website is www.glatfelter.com/e/invesrelations.htm. We make available on our site free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practical after they are filed with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

     Our leased executive offices are located in York, Pennsylvania. We own and operate paper mills located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; and Scaer, France. In addition, we own and operate a pulp mill in the Philippines.

     We own substantially all of the properties used in our papermaking operations, except for certain land leased from the City of Neenah under leases expiring in 2050, on which wastewater treatment, storage and other facilities and a parking lot are located. The leases with the City of Neenah cover approximately seven acres of land at an annual rent of approximately $3,500. We own our operating equipment with the exception of some leased vehicles. All our properties, other than those that are leased, are free from any material liens or encumbrances, except for the agreement to sell 25,000 acres of timberland discussed below. We consider all our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

     The Spring Grove facility includes six uncoated paper machines with daily capacities ranging from 18 to 305 tons and an aggregate annual capacity of 315,000 tons of finished paper. The machines have been rebuilt and modernized from time to time. The Spring Grove facility has a Specialty Coater ("S-Coater") and an off-line combi-blade coater, which yield a potential annual production capacity for coated paper of approximately 66,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. We view the S-Coater as an important asset which allows us to expand our more profitable engineered paper products business. During 2002, we produced a total of 63,585 tons of coated paper.

     The Spring Grove facility also includes a pulpmill which has a production capacity of approximately 650 tons of bleached pulp per day. We also have a precipitated calcium carbonate ("PCC") plant at our Spring Grove facility. This plant produces PCC at a lower cost than could be purchased from others and lowers the need for higher-priced raw material typically used for increasing the opacity and brightness of certain papers.

     The Neenah facility, consisting of a paper mill and a warehouse is located at two sites. The Neenah mill includes three paper machines, with an aggregate annual capacity of approximately 161,000 tons and a wastepaper de-inking and bleaching plant with an annual capacity of approximately 86,000 tons.

     Our wholly-owned subsidiary, S&H, owns and operates paper mills in Gernsbach, Germany and Scaer, France. S&H also owns a pulpmill in the Philippines which supplies substantially all of the abaca pulp requirements of the S&H paper mills.

     The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 38,000 tons. As discussed in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations, we are installing a new long fiber & overlay paper machine. We expect the installation of this machine to take approximately four months, during which time production will be interrupted. The Gernsbach facility also has the capacity to produce 8,300 tons of metalized papers annually, using a lacquering machine and two metalizers. The base paper used to manufacture the metalized paper is purchased. The Scaer facility includes two paper machines with an aggregate annual lightweight capacity of approximately 4,400 tons of finished paper. The Philippine pulpmill has an aggregate annual capacity of approximately 9,300 tons of abaca pulp.

     The Glatfelter Pulp Wood Company, a wholly-owned subsidiary of ours, owns and manages approximately 114,000 acres of land, most of which is timberland. On December 18, 2002, we signed a definitive agreement to sell approximately 25,000 acres of our Maryland forestland to a subsidiary of The Conservation Fund, a national nonprofit land conservation fund. The agreement is contingent upon certain conditions, including, but not limited to, the successful negotiation of an agreement to supply us with pulpwood, and other financing and legal contingencies and is expected to close by the end of March 2003.

ITEM 3.  LEGAL PROCEEDINGS

     For a discussion of the separate Notices of Violation ("NOVs") issued to Glatfelter by the United States Environmental Protection Agency ("EPA") and the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP") and the potential legal proceedings involving the lower Fox River and the Bay of Green Bay, see "Environmental Matters" in Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations and in Item
8 -- Financial Statements and Supplementary Data -- Note 13.

     We are voluntarily cooperating with an investigation by the Pennsylvania DEP, which commenced in February 2002, of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek. There is no indication that these discharges had an impact on human health or the environment. We are currently engaged in negotiations with the Pennsylvania DEP regarding these matters. The accompanying consolidated financial statements (see Item 8 -- Financial Statements and Supplementary Data -- Notes 3 and 13) include accruals as of December 31, 2002, associated with probable costs to settle this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to executive officers of Glatfelter as of March 2003.

EXECUTIVE OFFICERS                                          OFFICE                                  AGE
------------------                                          ------                                  ---
G. H. Glatfelter II........  Chairman and Chief Executive Officer                                   51
R. P. Newcomer.............  President, Chief Operating Officer and Acting Chief Financial Officer  54
C. M. Smith................  Corporate Controller                                                   44
J. R. Anke.................  Treasurer                                                              57
R. L. Inners II............  Vice President -- Operations & Supply Chain                            44
C. L. Missimer.............  Corporate Director -- Environmental Affairs                            51
M. R. Mueller..............  Corporate Counsel and Secretary; Director of Policy and Compliance     42
D. C. Parrini..............  Senior Vice President and General Manager                              38
P. M. Yaffe................  Vice President -- Government Affairs                                   54
W. T. Yanavitch............  Vice President -- Human Resources                                      42

     Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

MR. GLATFELTER currently serves as Chairman and Chief Executive Officer. From April 2000 to February 2001, he was Chairman, President and Chief Executive Officer. From June 1998 to April 2000, he was Chief Executive Officer and President. From September 1995 to June 1998, he was Senior Vice President.

MR. NEWCOMER currently serves as President, Chief Operating Officer and Acting Chief Financial Officer. From June 2000 to February 2001, he was Executive Vice President. From June 1998 to June 2000, he was Executive Vice President and Chief Financial Officer. From May 1997 to June 1998, he was Senior Vice President and Chief Financial Officer. In January 2003, Mr. Newcomer announced his plans to retire effective June 30, 2003.

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

MR. INNERS became Vice President -- Operations and Supply Chain in June 2000. From August 1998 to June 2000, he was Director of Operations, Glatfelter Division. From October 1995 to August 1998, he was Spring Grove Mill Manager.

MR. MISSIMER became Corporate Director -- Environmental Affairs in January 2003. From February 2001 to December 2002 he was Vice President -- Environment, Health and Safety. From July 2000 to February 2001 he was Vice
President -- Environmental Affairs. From January 1999 to July 2000, he was Corporate Environmental Director. From November 1990 to January 1999, he was Assistant Corporate Environmental Manager.

MR. MUELLER became Corporate Counsel and Director of Policy and Compliance in June 2000 and has served as Secretary since December 1999. He was Associate Counsel from June 1998 to June 2000. From September 1996 to June 1998, he was a co-owner and Vice President of Scheller, Inc., where he was responsible for the administration of the company.

MR. PARRINI became Senior Vice President and General Manager in January 2003. From December 2000 to January 2003, he served as Vice President -- Sales and Marketing. From July 2000 to December 2000, he was Vice President -- Sales and Marketing, Glatfelter Division and Corporate Strategic Marketing. From June 1999 to July 2000, he was Vice President -- Sales and Marketing, Glatfelter Division. From August 1998 to June 1999, he was National Sales and Marketing Manager, Glatfelter Division. From December 1997 to August 1998, he was National Sales Manager, Glatfelter Division.

MR. YAFFE became Vice President -- Governmental Affairs in January 2003. From September 2000 to December 2002 he was Vice President -- Government and Public Affairs. From March 1997 to September 2000, he was Vice President -- Public Policy of Philadelphia Gas Works, where he was responsible for establishing advocacy communications and corporate responsibility programs and supervised approximately ten employees.

MR. YANAVITCH became Vice President -- Human Resources in July 2000. From October 1998 to July 2000, he was Director of Human Resources for the Ceramco and Trubyte Divisions of Dentsply. From December 1993 to October 1998, he was Director of Human Resources for the Trubyte Division of Dentsply.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

COMMON STOCK PRICES AND DIVIDENDS DECLARED INFORMATION

     The table below shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol "GLT" and the dividend declared per share for each quarter during the past two years.

                                            2002                          2001
                                 ---------------------------   ---------------------------
QUARTER                           HIGH     LOW     DIVIDEND     HIGH     LOW     DIVIDEND
-------                          ------   ------   ---------   ------   ------   ---------
1st............................  $18.84   $14.65     $.175     $13.22   $11.30     $.175
2nd............................   19.35    16.32      .175      16.10    12.21      .175
3rd............................   18.94    11.50      .175      16.37    12.25      .175
4th............................   14.05    10.22      .175      15.98    13.95      .175

As of February 26, 2003, we had 2,489 shareholders of record. A number of the shareholders of record are nominees.

ITEM 6.  SELECTED FINANCIAL DATA

                SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

                                                       AS OF OR FOR THE YEAR ENDED DECEMBER 31
                                             ------------------------------------------------------------
                                             2002(A)     2001(A)        2000          1999         1998
                                             --------    --------    ----------    ----------    --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE)
Net sales..................................  $543,823    $635,691    $  724,720    $  705,491    $727,312
Net income.................................    37,595(B)    6,958(c)     44,000(d)     41,425      36,133(e)
Basic earnings per share...................       .87(B)      .16(c)       1.04(d)        .98         .86(e)
Diluted earnings per share.................       .86(B)      .16(c)       1.04(d)        .98         .86(e)
Total assets...............................   957,028     966,604     1,023,325     1,003,780     990,738
Long-term debt (including current
  portion).................................   219,504     276,302       301,664       303,204     327,469
Cash dividends declared per common share...       .70         .70           .70           .70         .70

---------------

(a)  The Ecusta Division was sold in August 2001.
(b) After impact of restructuring and contingent liability charges partially offset by one-time gain from settlement of escrow claims in connection with acquisition of S&H (unusual items, net -- $1.9 million after tax).
(c) After impact of charge primarily related to a loss on disposition of the Ecusta Division (unusual item) of $39.7 million after tax.
(d) After impact of restructuring charge (unusual item) of $2.1 million after tax.
(e) After impact of charge for voluntary early retirement enhancement program (unusual item) of $6.0 million after tax.

                              OTHER FINANCIAL DATA
                    AS OF OR FOR THE YEAR ENDED DECEMBER 31

                                                      2002       2001       2000       1999       1998
                                                     -------    -------    -------    -------    -------
                                                             (IN THOUSANDS, EXCEPT PERCENTAGES)
Percent income before income taxes to net sales....     10.9%       1.8%       9.5%       9.2%       8.1%
Cash dividends declared on common stock............  $30,467    $29,827    $29,661    $29,538    $29,413
Current assets.....................................  176,380    241,809    286,624    268,127    241,908
Current liabilities................................   97,948    211,054    119,184    132,631    126,876
Working capital....................................   78,432     30,755    167,440    135,496    115,032
Shareholders' equity...............................  373,833    353,469    372,703    358,124    343,929
Common shares outstanding..........................   43,644     42,750     42,391     42,246     42,085

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Annual Report on Form 10-K are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, cost of products sold, pension costs, environmental costs and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

            i.  variations in demand for, or pricing of, our products;

           ii. changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes and wastepaper; abaca fiber, and changes in energy-related costs;

           iii. our ability to develop new, high value-added engineered products;

           iv. changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

            v. cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by the EPA and the Pennsylvania DEP, the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our Neenah mill is located; and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permits;

           vi. the gain or loss of significant customers and/or on-going viability of such customers;

           vii. risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

          viii.  geopolitical events, including war and terrorism;

           ix. enactment of adverse state, federal or foreign legislation or changes in government policy or regulation;

            x. our ability to identify, finance and consummate future alliances or acquisitions;

           xi.  adverse results in litigation;

           xii. disruptions in production and/or increased costs due to labor disputes;

          xiii. the effect on us, if any, associated with the financial condition of the buyers of the Ecusta Division; and,

           xiv.  our ability to realize the value of our timberlands.

CRITICAL ACCOUNTING POLICIES

     The following discussion and analysis of our consolidated financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, doubtful accounts, inventories, investments and financial derivative instruments, long-lived assets and contingencies, including environmental matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements.

          i. We maintain reserves for expected sales returns and allowances based principally on our return practices and our historical experience. If actual sales returns differ from the estimated return rates projected, we may need to increase or decrease our reserves for sales returns and allowances, which could affect our reported income.

          ii. We maintain allowances for doubtful accounts for estimated losses resulting from our customers' failure to make required payments. If actual customer payments differ from our estimates, we may need to increase or decrease our allowances for doubtful accounts, which could affect our reported income.

          iii. We evaluate the recoverability of our long-lived assets, including property, equipment and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

          iv. Accounting for defined-benefit pension plans requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. Accounting for our retiree medical plans also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits. We evaluate these assumptions at least once each year and make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the recorded benefit plan assets and liabilities.

          v. We maintain accruals for losses associated with environmental obligations when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties. Recoveries of environmental remediation costs from other parties, including insurance carriers, are recorded as assets when their receipt is assured beyond a reasonable doubt.

          vi. We have made estimates and accrued for liabilities assumed by the buyers of the Ecusta Division. In addition, we have recorded receivables due from the buyers to reimburse us for such liabilities as well as for other expenses we were to pay on the buyers' behalf. We continue to evaluate the collectibility of the receivables due from the buyers and, at December 31, 2002, have determined that no reserves are necessary for such receivables. However, reserves may be necessary in future periods.

Refer to Item 8 -- Financial Statements and Supplementary Data -- Note 2 for a discussion of our accounting policies with respect to these and other items.

OVERVIEW

     We are one of the world's leading manufacturers of specialized printing papers and engineered products. The Glatfelter Division, which includes the Spring Grove, Pennsylvania and Neenah, Wisconsin paper mills, produces both specialized printing papers and engineered products. The S&H Division includes paper mills in Gernsbach, Germany and Scaer, France. S&H produces specialized printing papers and engineered products (including tobacco papers). During 2002 we completed the reorganization of the way we manage our business. We now operate three business units: Engineered Products, Long-Fiber & Overlay Papers and Printing and Converting Papers. We also completed our IMPACT project, which included the installation of a worldwide enterprise resource planning information system. This system will provide more complete financial results by business unit beginning in 2003.

RESULTS OF OPERATIONS

 2002 COMPARED TO 2001

     The following table sets forth summarized results of operations.

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001    CHANGE
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Net sales...................................................  $543.8   $635.7   $(91.9)
Energy sales, net...........................................     9.8      9.7       .1
                                                              ------   ------   ------
     Total revenue..........................................   553.6    645.4    (91.8)
Cost of products sold.......................................   426.8    503.6    (76.8)
                                                              ------   ------   ------
     Gross profit...........................................   126.8    141.8    (15.0)
Operating expenses
  Selling, general and administrative expenses..............    54.3     60.7     (6.4)
  Loss (gain) on sales of plant, equipment and
     timberlands............................................      .2     (2.0)     2.2
  Unusual items.............................................     2.2     60.9    (58.7)
                                                              ------   ------   ------
     Total operating expense................................    56.7    119.6    (62.9)
                                                              ------   ------   ------
  Operating income..........................................    70.1     22.2     47.9
Interest expense, net.......................................   (13.5)   (12.1)    (1.4)
Other income, net...........................................     2.5      1.6       .9
                                                              ------   ------   ------
  Income before income taxes................................    59.1     11.7     47.4
Income taxes................................................   (21.5)    (4.7)   (16.8)
                                                              ------   ------   ------
  Net income................................................  $ 37.6   $  7.0   $ 30.6
                                                              ======   ======   ======

     For the year ended December 31, 2002, net income totaled $37.6 million, or $.86 per diluted share, compared with $7.0 million and $.16 per diluted share in 2001. The comparison of reported results is affected by unusual items that are discussed in detail below. Excluding the unusual items from each period, 2002 net income and diluted earnings per share were $39.5 million and $.90, respectively, compared with $46.7 million and $1.09, respectively, in 2001.

NET SALES

     Net sales decreased $91.9 million in 2002 compared with 2001. The decline was substantially due to the Ecusta divestiture in 2001. Excluding Ecusta Division net sales in 2001, net sales declined $1.0 million, or 0.2%. On this basis, the decline was primarily due to the effect of a 3.5% decrease in average net selling price partially offset by the effect of a 2.1% increase in net sales volume. The decline in average net selling price was also mitigated by the effect of a stronger Euro relative to the U.S. Dollar resulting in an increase of approximately $6.4 million in translated net sales in 2002 versus 2001.

     We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Paper, and Printing and Converting Papers, as well as Tobacco Papers, which is being exited. In 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are currently unable to provide detail business unit profitability reporting for periods prior to the system implementation.

     The following table sets forth information with respect to net sales by business unit, excluding Ecusta:

                                                 YEAR ENDED DECEMBER 31              PERCENT OF TOTAL
                                                 -----------------------             -----------------
                                                    2002         2001      CHANGE     2002      2001
                                                 ----------   ----------   -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
BUSINESS UNIT
Engineered Products............................   $127,086     $116,622    $10,464     23.4%     21.4%
Long-Fiber & Overlay Papers....................    110,461       99,816     10,645     20.3      18.3
Printing and Converting Papers.................    286,428      295,681     (9,253)    52.7      54.3
Tobacco Papers.................................     19,848       32,736    (12,888)     3.6       6.0
                                                  --------     --------    -------    -----     -----
     Total.....................................   $543,823     $544,855    $(1,032)   100.0%    100.0%
                                                  ========     ========    =======    =====     =====

     During 2002, sales volume for our Engineered Products increased by approximately 12% compared to 2001, offset somewhat by lower average selling prices. Our Long-Fiber & Overlay Papers business unit experienced increased sales volume for its products that more than offset adverse pricing pressures it experienced during the year. In the Printing and Converting Papers business unit, our net sales volume was substantially the same as the prior year at lower average selling prices. During the fourth quarter of 2002, Printing and Converting Papers experienced declining prices, reversing favorable pricing trends that were seen during the third quarter of 2002. Tobacco Papers represent a business unit that we are exiting pending completion of our agreement to provide tobacco papers to the buyer of our Ecusta Division. We expect sales from this unit to approximate $5.0 million to $10.0 million in 2003; however, the lower proportion of tobacco papers sales relative to our total sales is expected to have a favorable impact on our gross margin.

     Thus far in 2003, demand for printing and converting papers has remained sluggish. Recently announced increases in pulp costs indicate a possibility of increasing selling prices for Printing and Converting Papers during the year. Historically, pulp price increases have preceded selling price increases for this business unit by several months. The outlook for the Engineered Products and Long-Fiber & Overlay Papers business units is relatively stable. We anticipate a loss in sales volume during 2003 for Long-Fiber & Overlay Papers due to downtime associated with the rebuild of a paper machine in Gernsbach.

ENERGY SALES, NET

     Energy sales, net totaled $9.8 million in 2002 compared with $9.7 million in 2001. Energy sales represent net revenue earned from the sale of excess power generated by certain of our paper mills.

COST OF PRODUCTS SOLD AND GROSS PROFIT

     Cost of products sold declined $76.8 million, or 15.2%, in the year-to-year comparison. Excluding the Ecusta Division, cost of products sold increased $1.3 million, or 0.3%. The increase in cost of products sold is primarily due to the increase in net sales volume. Cost of products sold is approximately $4.3 million higher in 2002 than in 2001 due to the weakening of the U.S. Dollar compared to the Euro and the resulting impact on translated U.S. Dollar results. These factors more than offset the effect of a decrease in the unit cost of pulp and the benefits of our 2002 cost control initiatives. We expect the cost of market pulp and wastepaper to be higher in 2003 based on recent announcements of price increases in the pulp market. As a percent of sales, our gross margin increased to 22.9% for the full year 2002 from 22.0% in 2001. Excluding the Ecusta Division, our gross margin was slightly lower in 2002 than in 2001.

     Our gross margin includes net non-cash pension income resulting from the overfunded status of our defined benefit pension plans. Cost of products sold was reduced for such income by $26.9 million in 2002 and by $24.4 million in 2001. Partially offsetting this benefit was expense attributable to other post-retirement benefits totaling $4.6 million and $2.9 million in 2002 and 2001, respectively. The primary cause of the increase in other-post retirement benefits was a change in our estimate of liability based upon recent claims history.

     The following table is presented to provide additional analysis of the changes in cost of products sold, eliminating the benefit of net non-cash pension income and the cost of products sold at Ecusta in 2001.

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001    CHANGE
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Cost of products sold as reported...........................  $426.8   $503.6   $(76.8)
Eliminate benefit of pension income.........................    26.9     24.4      2.5
                                                              ------   ------   ------
  Cost of products sold excluding net pension income........   453.7    528.0    (74.3)
Ecusta cost of products sold................................      --    (77.6)   (77.6)
                                                              ------   ------   ------
  Cost of products sold excluding net pension income and
     Ecusta.................................................  $453.7   $450.4   $  3.3
                                                              ======   ======   ======

     Our net non-cash pension income allocable to cost of products sold is expected to be $18.6 million in 2003. Non-cash pension income is estimated each year using certain actuarial assumptions and certain other factors, including the fair value of our pension assets as of the first date of the calendar year. The fair value of our pension assets has decreased significantly since January 1, 2002. See Item 8 -- Financial Statements and Supplementary Data -- Note 12.

     The cost of natural gas is a significant component of our Neenah and Gernsbach facilities' production costs. Thus far during the first quarter of 2003, we experienced adverse price increases in the cost of natural gas used by Neenah. The Neenah and Gernsbach facilities require approximately 1.4 million decatherms and .9 million decatherms of heat, respectively, annually. The cost of Neenah's natural gas usage is dependent on market prices. Based on expected production levels, a $1 per decatherm increase in the cost of gas is expected to increase the cost of operating our Neenah facility by approximately $1.4 million per year. In some instances, we can partially mitigate the effects of price increases in natural gas by internally generating a portion of our steam needs at the Neenah facility. Under a supply contract, the cost of gas consumed by Gernsbach is based on the price of oil. Thus far during 2003, Gernsbach has experienced much less volatility in its cost of natural gas.

     Pennsylvania Drought Conditions Pulp and paper manufacturing operations rely upon an adequate supply of water to sustain production. Our Spring Grove, Pennsylvania facility is located in an area that was under drought warning conditions throughout much of 2002. The drought warning and drought emergency proclamation were lifted in the fourth quarter of 2002. The drought-imposed restrictions did not have a material impact on our results of operations.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

     SG&A expenses declined $6.4 million, or 10.5%, in the year to year comparison due to the Ecusta divestiture together with disciplined cost control initiatives. Excluding the Ecusta Division, SG&A expenses declined 1.4%. SG&A is approximately $.7 million higher in 2002 than in 2001 due to the weakening of the U.S. Dollar compared to the Euro, and the resulting impact on translated U.S. Dollar results. Costs incurred in 2002 include resources dedicated to implementing our strategic initiatives, including depreciation expense and increased service fees related to implementing information technology.

     Net non-cash pension income reduced reported SG&A expenses $5.7 million in 2002 and $6.3 million in 2001. The following table is presented to provide additional analysis of SG&A expenses eliminating the benefit of net non-cash pension income and SG&A of Ecusta in 2001.

                                                               YEAR ENDED
                                                               DECEMBER 31
                                                              -------------
                                                              2002    2001    CHANGE
                                                              -----   -----   ------
                                                              (DOLLARS IN MILLIONS)
SG&A expenses as reported...................................  $54.3   $60.7   $(6.4)
Eliminate benefit of net pension income.....................    5.7     6.3    (0.6)
                                                              -----   -----   -----
SG&A expenses excluding net pension income..................   60.0    67.0    (7.0)
Ecusta SG&A.................................................     --    (5.6)    5.6
                                                              -----   -----   -----
  SG&A expenses excluding net pension income and Ecusta.....  $60.0   $61.4   $(1.4)
                                                              =====   =====   =====

     Post-retirement expense included in SG&A expenses was $ 1.0 million and $.5 million in 2002 and 2001, respectively. The primary cause of the increase in post-retirement expense was a change in our estimate of liability based upon recent claims history. SG&A expenses were lower in 2002 compared with 2001 primarily due to a decrease in compensation expense related to certain stock awards that varies with the price of our common stock. Our common stock price declined during 2002.

     The fair value of our pension assets has decreased significantly since January 1, 2002. For 2003, non-cash pension income allocable to SG&A expenses is projected to be $2.6 million.

LOSS (GAIN) ON SALES OF PLANT, EQUIPMENT AND TIMBERLANDS

     During 2002, we recorded $.2 million loss from the sale of certain fixed assets compared with a gain of $2.0 million in 2001. The gain in 2001 primarily resulted from the sale of a 413-acre tract of land from which we recognized a $1.7 million gain. There were no significant sales of properties completed in 2002. On December 18, 2002, we signed a definitive agreement to sell approximately 25,000 acres of our Maryland forestland to a subsidiary of The Conservation Fund, a national nonprofit land conservation fund. The agreement is contingent upon certain conditions, including, but, not limited to, the successful negotiation of an agreement to supply us with pulpwood, and other financing and legal contingencies and is expected to close by the end of March 2003.

UNUSUAL ITEMS

     Unusual items totaled $2.2 million and $60.9 million in 2002 and 2001, respectively. Amounts recorded in 2002 included a $4.2 million restructuring charge related to severance and related benefit costs and a $1.5 million contingent liability related to on-going negotiations with the Pennsylvania DEP. These charges were partially offset by a $3.5 million one-time, pretax gain for the settlement of certain escrow claims, including interest and associated liabilities related to the 1998 acquisition of our S&H subsidiary.

     On August 9, 2001, we completed the sale of the Ecusta Division, consisting of our Ecusta paper-making facility and two of its operating subsidiaries, including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our Tobacco Papers business. As part of this transaction, the buyer assumed certain liabilities related to the operation of the Ecusta Division. Our total charge to earnings associated with the sale was $58.4 million, including a $50.0 million impairment charge recognized during the second quarter of 2001. We also recognized a $2.5 million pretax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove, Pennsylvania facility's wastewater discharge permit.

INTEREST EXPENSE, NET

     Interest expense, net consisted of the following:

                                                                YEAR ENDED
                                                                DECEMBER 31
                                                              ---------------
                                                               2002     2001    CHANGE
                                                              ------   ------   ------
                                                               (DOLLARS IN MILLIONS)
Interest expense on debt....................................  $(15.1)  $(15.7)  $  .6
Interest income on investments and other -- net.............     1.6      3.6    (2.0)
                                                              ------   ------   -----
  Interest expense, net.....................................  $(13.5)  $(12.1)  $(1.4)
                                                              ======   ======   =====

     Interest expense declined in the year-to-year comparison primarily due to lower debt outstanding, together with lower effective interest rates. During 2002, approximately $71.8 million was used to repay debt. Interest expense is approximately $0.2 million higher in 2002 than in 2001 due to the weakening of the U.S. Dollar compared to the Euro, and the resulting impact on translated U.S. Dollar results. Interest income declined in the comparison due to lower interest earning funds.

OTHER INCOME, NET

     Other income, net increased $.9 million in the year-to-year comparison. Other income, net consists of gains from the disposition of miscellaneous non-operating assets, none of which were material.

INCOME TAXES

     Income taxes increased $16.8 million to $21.5 million for the year ended December 31, 2002. The change in the income tax provision for 2002 compared to 2001 is primarily due to a $47.4 million increase in earnings before income taxes. The effective tax rate decreased to 36.3% in 2002 compared with 40.6% in 2001 primarily due to the lower proportion of nondeductible items relative to pretax income in 2002 compared to 2001.

  2001 COMPARED TO 2000

     Overall, net sales in 2001 decreased $89.0 million, or 12.3%, compared to 2000. Excluding the Ecusta Division, net sales in 2001 decreased $10.0 million, or 1.8%, compared to 2000 due to a 2.1% decrease in average net selling prices, which were slightly offset by a net sales volume increase of 0.3%. Average net selling prices decreased primarily due to lower prices because of weaker economic conditions, as well as a weaker mix of products sold and the unfavorable impact of foreign currency translation.

     The cost of products sold decreased $87.6 million, or 14.8%, in 2001 compared to 2000. Excluding the Ecusta Division, cost of products sold decreased by $5.7 million, or 1.3%. Cost of products sold was lower in 2001 versus 2000 primarily due to lower market pulp prices, savings from our cost reduction initiatives and increased pension income. Pension income, which is non-cash, reduced cost of products sold by $24.4 million in 2001 compared to $22.9 million in 2000. Partially offsetting such cost reductions were higher energy costs for 2001. See Item 8 -- Financial Statements and Supplementary Data -- Note 12 for disclosure related to our retirement plans, including pension income.

     SG&A expenses increased by $386,000 in 2001 over 2000. Excluding the Ecusta Division, SG&A expenses net of changes in non-cash pension income, increased by $5.7 million, or 11.5%, from 2000 to 2001, which was due primarily to increased salaries and professional fees related to building our capabilities to effectively implement our strategic initiatives. Pension income reduced SG&A expense by $6.3 million in 2001 versus $5.2 million in 2000. See Item 8 -- Financial Statements and Supplementary Data -- Note 12.

     Gain on sales of plant, equipment and timberlands for 2001 increased to $2.0 million from a loss of $.5 million in 2000. In 2001, we sold a 413-acre tract of land for which we received $1.73 million in net cash proceeds resulting in a realized pre-tax gain of approximately $1.70 million. No significant sales of such properties occurred in 2000.

     Interest expense on debt was $15.7 million in 2001 compared to $16.4 million in 2000. This decrease was a result of lower average borrowings. Additionally, a stronger U.S. Dollar relative to the Deutsche Mark ("DM") during 2001 caused lower reported interest expense from DM-denominated debt.

     During the first quarter of 2000, we finalized a restructuring plan and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction was completed during the first quarter of 2001 and resulted in the reduction of over 200 salaried and hourly jobs associated with our tobacco paper production capacity. We accrued and charged to expense $3.3 million ($2.1 million after tax) in the first quarter of 2000 primarily as a result of the voluntary portion of this restructuring, specifically 42 salaried employees. Of this amount, $2.2 million related to enhanced pension benefits to be paid out of our retirement plans as discussed in our disclosure of retirement and other post-retirement benefits. The remaining $1.1 million of this charge related to severance and other employee benefits to be paid using our assets. Approximately $800,000 of these liabilities were transferred to the buyer of the Ecusta Division. Unpaid amounts as of December 31, 2001, are expected to be paid by the end of 2005.

FINANCIAL CONDITION

  CAPITAL RESOURCES AND LIQUIDITY

     Total assets were $957.0 million and $966.6 million at December 31, 2002 and 2001, respectively, and shareholders' equity was $373.8 million and $353.5 million, in the year to year comparison. The following table summarizes cash flow information for 2002 and 2001 (See Item 8 -- Financial Statements and Supplementary Data).

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                              --------------
                                                              2002     2001    CHANGE
                                                              -----   ------   ------
                                                               (DOLLARS IN MILLIONS)
Cash and cash equivalents at beginning of year..............  $95.5   $110.6   $(15.1)
Cash provided by (used for)
  Operating activities......................................   74.3     63.9     10.4
  Investing activities......................................  (49.6)   (30.6)   (19.0)
  Financing activities......................................  (84.6)   (48.7)   (35.9)
  Effect of exchange rate changes on cash...................     .5       .3       .2
                                                              -----   ------   ------
     Net cash provided (used)...............................  (59.4)   (15.1)   (44.3)
                                                              -----   ------   ------
  Cash and cash equivalents at end of year..................  $36.1   $ 95.5   $(59.4)
                                                              =====   ======   ======

     Cash and cash equivalents decreased $59.4 million in the year to year comparison primarily due to debt reduction activities, capital expenditures related to the IMPACT and New Century Projects, and dividends paid on common stock.

     On June 24, 2002, we entered into a new unsecured $102.5 million multi-currency revolving credit facility ("Facility") with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced the old facility, enables us to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525% to 1.05%. Borrowings can be made for any time period from one day to six months. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. The Facility requires Glatfelter to meet certain leverage and interest coverage ratios, with both of which we are in compliance.

     The Facility also provides an additional source of liquidity in the form of a $50.0 million accounts receivable securitization program. Should we elect to do so, we have the ability to securitize certain eligible domestic accounts receivable. Although the Facility provides this financing vehicle, we have no plans to use it in the foreseeable future.

     As the Facility matures on June 24, 2006, it has been classified on the Balance Sheet as "Long-term debt." As of December 31, 2002, we had $67.7 million (E64.6 million) of borrowings under the Facility. As of December 31, 2002, an additional $57.3 million was available under the Facility.

     On June 24, 2002, we repaid $133.0 million in borrowings under the previously existing $200.0 million multi-currency revolving credit agreement. This repayment was made using $71.1 million of our existing cash and a borrowing of $62.0 million under the Facility.

     In conjunction with our refinancing, we entered into a cross-currency swap transaction with a major financial institution, effective June 24, 2002, with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately E73 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR rate, plus applicable margins. The cross-currency swap effectively hedges exposure to foreign currency risk associated with certain intercompany borrowings through 2006.

     Also in conjunction with the refinancing, we terminated two existing interest rate swap agreements on June 24, 2002, each having a total notional principal amount of DM 50.0 million (approximately $25.0 million as of June 24, 2002). We recognized a $100,000 gain in connection with the early termination of these swap arrangements and the repayment of the outstanding debt under the previously existing $200.0 million multi-currency revolving credit agreement.

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

     In 1997, we issued $150.0 million principal amount of 6 7/8% Notes due July 15, 2007. Interest on the 6 7/8% Notes is payable semiannually on January 15 and July 15. The 6 7/8% Notes are redeemable, in whole or in part, at our option at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness. The net proceeds from the sale of the 6 7/8% Notes were used primarily to repay certain short-term unsecured debt and related interest.

     CAPITAL SPENDING During 2002 capital expenditures totaled $51.2 million compared with $47.8 million in 2001. Capital expenditures are expected to be $75.2 million in 2003.

     The following table summarizes capital spending by major project, by year:

                                                                                L&OP
                                                       IMPACT   NEW CENTURY   GERNSBACH
                                                       ------   -----------   ---------
                                                            (DOLLARS IN MILLIONS)
Prior to 2002........................................  $23.6       $ 2.4        $  --
During 2002..........................................   19.9         9.9          5.6
                                                       -----       -----        -----
  To date............................................   43.5        12.3          5.6
Forecast:
  2003...............................................     --        22.8         24.4
  After 2003.........................................     --         1.9           --
                                                       -----       -----        -----
     Project total...................................  $43.5       $37.0        $30.0
                                                       =====       =====        =====

     IMPACT Project -- Our IMPACT project was focused on identifying and implementing changes in our organization and business processes. In 2002, we successfully completed the implementation of an enterprise resource planning system. This system provides a common platform for purchasing, accounts payable, sales orders, cost accounting and general ledgers, among other things.

     New Century Project -- The New Century Project is an initiative underway at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program as set forth by the EPA's "Cluster Rule". This project includes new hardwood brownstock washing, installation of hardwood oxygen delignification, 100% chlorine dioxide substitution on both the hardwood and softwood fiber lines, and a hardwood ozone bleaching system. To comply with the Cluster Rule, we will also install equipment to reduce air emissions of air pollutants and odorous compounds.

     Long-Fiber & Overlay Papers ("L&OP") Gernsbach -- During 2002, we began our project to expand long-fiber and overlay papers capacity in Gernsbach, Germany. The rebuild of our #9 paper machine is expected to allow us to produce new and advanced products and achieve greater cost efficiency.

     The following table summarizes costs related to environmental capital projects and operating costs incurred to comply with environmental rules and regulations:

                                                               YEAR ENDED DECEMBER 31
                                                              ------------------------
                                                               2002     2001     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Capital expenditures........................................  $10.4    $ 1.7    $ 2.6
Operating expenses..........................................   16.1     15.6     16.7
                                                              -----    -----    -----
     Total..................................................  $26.5    $17.3    $19.3
                                                              =====    =====    =====

     On December 18, 2002, we signed a definitive agreement to sell approximately 25,000 acres of our Maryland forestland to a subsidiary of The Conservation Fund, a national nonprofit land conservation fund. The agreement is contingent upon certain conditions, including, but not limited to, the successful negotiation of an agreement to supply us with pulpwood and other financing and legal contingencies and is expected to close by the end of March 2003.

     Based on the agreement, we will receive a 10-year installment note from a subsidiary of The Conservation Fund for approximately $38.0 million, representing the full amount of the consideration for the property. The 10-year note will be secured by a letter of credit. We intend to pledge the installment note and the letter of credit as collateral for a term loan from a financial institution for approximately $34.0 million. Upon closing of the transaction, we expect to recognize a pretax gain for book purposes of approximately $30.0 million.

     DIVIDEND PAYMENTS During 2002 and 2001, cash dividends paid on common stock totaled $30.3 million and $29.9 million, respectively. Our Board of Directors determines what, if any, dividend will be paid to our shareholders. Dividend payment decisions are based upon then existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

     We expect to meet all our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of timberlands, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 8 -- Financial Statements and Supplementary Data -- Note 13, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

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

     SPRING GROVE, PENNSYLVANIA We are subject to the "Cluster Rule," a 1998 federal regulation in which the EPA aims to regulate air and water emissions from certain pulp and paper mills, including kraft pulp mills such as our Spring Grove facility. Issued under both the Clean Air Act and the Clean Water Act, the Cluster Rule establishes baseline emissions limits for toxic and conventional pollutant releases to both water and air.

     Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated to be approximately $37.0 million to be incurred before April 2004. The New Century Project includes improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100 percent chlorine dioxide substitution, and a hardwood ozone bleaching system. Through December 31, 2002, we have invested approximately $12.3 million in this project. We expect to commit $22.8 million in 2003 and $1.9 million in 2004. We presently do not anticipate difficulties in implementing the New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

     We are voluntarily cooperating with an investigation by the Pennsylvania DEP, which commenced in February 2002, of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek. There is no indication that these discharges had an impact on human health or the environment. We are currently engaged in negotiations with the Pennsylvania DEP regarding these matters. (See Item 8 -- Financial Statements and Supplementary Data -- Notes 3 and 13).

     In 1999, EPA and the Pennsylvania DEP issued us separate NOVs alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with certain modifications to our Spring Grove facility.

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

     NEENAH, WISCONSIN We have previously reported with respect to potential environmental claims arising out of the presence of PCBs in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility uses wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of NCR(R)-brand carbonless copy paper in the wastepaper that was received from others and recycled.

     As described below, various state and federal governmental agencies have formally notified seven potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The six other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp. (successor to Fort Howard Corp. and Fort James Corp.), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Company, and U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company). We believe some of these PRPs may have corporate or contractual relationships with unidentified entities that may shift monetary obligations arising from the lower Fox River and Bay of Green Bay.

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

     On January 7, 2003, the Wisconsin Department of Natural Resources (the "Wisconsin DNR") and EPA issued a Record of Decision ("ROD") for the cleanup of reaches of the lower Fox River known as Operable Unit 1 ("OU1") (which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility) and Operable Unit 2 ("OU2") (which is the portion of the river between dams at Appleton and Little Rapids). This ROD does not address the entire lower Fox River or the Bay of Green Bay nor does it place any value on claims for NRDs associated with this matter. The environmental agencies have stated that the Record of Decision related to the remainder of the river and the Bay of Green Bay is expected to be issued during mid-2003.

     Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from Little Lake Butte des Morts. The ROD also requires the monitoring of the two operable units. Wisconsin DNR and EPA estimate that the remedy for these two reaches will cost approximately $75 million but could cost within a range from approximately $52 million to $112 million. The $75 million estimate is approximately the same amount estimated for these sections of the river in the Proposed Remedial Action Plan ("PRAP") issued in October, 2001 related to this matter. We are continuing to analyze the ROD to determine the viability of the remedy set forth therein and its potential impact on us.

     The total cost estimate of the PRAP, including OU1 and OU2, was $307.6 million (without a contingency factor) over a 7-18 year time period. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. Based on cost estimates of large-scale dredging response actions at other sites, we believe the PRAP's cost projections may underestimate actual costs of the proposed remedy by approximately $450 million.

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

     In June 1994, FWS notified the seven identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment will be delayed until after the selection of a remedy, the federal trustees released a plan on October 25, 2000 that values their NRDs for injured natural resources between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.

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

     We are seeking settlement with the Wisconsin agencies and with the federal government for all of our potential liabilities for response costs and NRDs associated with the contamination. The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility's share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower than the estimates. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable.

     We have entered into interim cost-sharing agreements with four of the other six PRPs, pursuant to which such PRPs have agreed to share both defense costs and costs for scientific studies relating to PCBs discharged into the lower Fox River. These interim cost-sharing agreements have no bearing on the final allocation of costs related to this matter. Based upon our evaluation of the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination, we believe our share of any liability among the seven identified PRPs is much less than one-seventh of the whole.

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

     We continue to believe that this matter will likely result in litigation, but cannot predict the timing, nature, extent or magnitude of such litigation. We currently are unable to predict our ultimate cost related to this matter.

     RESERVES FOR ENVIRONMENTAL LIABILITIES The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability (including, but not limited to, those related to the lower Fox River and the Bay of Green Bay) cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves relating to unasserted claims for environmental liabilities for those matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. As of December 31, 2002, and December 31, 2001, we had accrued reserves for all contingent liabilities related to environmental matters of approximately $30.3 million and $28.8 million, respectively. These accruals are primarily included in "other long-term liabilities" on the Consolidated Balance Sheets. During the fourth quarter of 2002, we accrued and charged $1.5 million as an unusual item.(See Item 8 -- Financial Statements and Supplementary Data -- Notes 3 and 13.) We accrued and charged $2.4 million to pretax earnings each year in 2001 and 2000 related to the lower Fox River and the Bay of Green Bay.

     NEENAH, WISCONSIN -- RANGE OF REASONABLY POSSIBLE OUTCOMES Based on analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $125 million, over a period that is undeterminable but could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. We have reduced the upper end of the monetary range previously disclosed due to our belief that technological advances and improved remediation techniques would result in lower costs to remediate. In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the ROD for Operable Unit 1 and 2. We have also assumed full-scale dredging for the remainder of the river and the Bay of Green Bay, as set forth in the PRAP, at a significantly higher cost than estimated in the PRAP. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or will occur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

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

     SUMMARY Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on us. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedy proposed in the ROD and the PRAP, such an order would have a material adverse effect on our consolidated financial position, liquidity and results of operations and would result in a default under our loan covenants.

  ENVIRONMENTAL ACHIEVEMENTS

     We continue to strive for ISO 14001 certification for our environmental management system as a component of our commitment to environmental excellence. ISO 14001 requires that an organization have an environmental policy that includes commitments to prevention of pollution, compliance with environmental laws and regulations and continual improvements in its environmental management systems. Our Spring Grove, Pennsylvania, Neenah, Wisconsin and Gernsbach, Germany facilities are already ISO 14001 certified. As a part of maintaining our certification, each facility's environmental management system is audited by an independent third party on an ongoing, periodic basis. We plan to have our Scaer, France facility ISO 14001 certified by the middle of 2004.

     On April 20, 1999, we announced our "New Century Project." The New Century Project is our commitment to participate at our Spring Grove facility in EPA's Voluntary Advanced Technology Incentive Program under the "Cluster Rules." As described in the Capital Spending section above, we expect to spend approximately $37.0 million prior to April 2004 to eliminate the use of elemental chlorine in our bleaching process, reduce odor emissions and improve water quality. The New Century Project demonstrates our commitment to minimizing our impact on natural resources.

  RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001 effective for fiscal years beginning after December 15, 2001, and establishes revised reporting requirements for goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002 and, therefore, we no longer amortize goodwill unless evidence of impairment exists; goodwill will be evaluated on at least an annual basis (Item 8 -- Financial Statements and Supplementary Data -- Note 6).

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We adopted SFAS No. 143 on January 1, 2003, and it did not impact our consolidated financial position or results of operation.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," was effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes new guidelines for the valuation of long-lived assets. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact our consolidated financial position or results of operations.

     SFAS No. 145, "Recission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued April 2002 and is effective for fiscal years beginning after May 15, 2002. This statement, among other things, rescinds the requirement to classify a gain or loss upon the extinguishment of debt as an extraordinary item on the income statement. It also requires lessees to account for certain modifications to lease agreements in a manner consistent with sale-leaseback transaction accounting. We adopted SFAS No. 145 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued in June 2002 and requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and, as such, has no impact on our consolidated financial position or results of operations.

     SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have any significant accounting implications as all of our commitments and guarantees are on behalf of our subsidiaries. We have adopted the disclosure requirements of FIN No. 45.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2002, we had debt outstanding of approximately $219.5 million, of which $67.7 million, or 31%, was variable rate.

     The table below presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. The table should be read in conjunction with Item
8 -- Financial Statements and Supplementary Data -- Notes 9 and 10.

                                            YEAR ENDED DECEMBER 31                        AT DECEMBER 31
                              ---------------------------------------------------   ---------------------------
                                2003       2004       2005       2006      2007     CARRYING VALUE   FAIR VALUE
                              --------   --------   --------   --------   -------   --------------   ----------
                                                           (DOLLARS IN THOUSANDS)
LONG-TERM DEBT
Average principal
  outstanding
  At fixed interest rates...  $151,403   $150,670   $150,168   $150,000   $81,250      $151,800       $166,415
  At variable interest
    rates...................    67,704     67,704     67,704     67,704                  67,704         67,704
Weighted-average interest
  rate
  On fixed interest rate
    debt....................      6.87%      6.87%      6.87%      6.87%     6.87%
  On variable interest rate
    debt....................      4.02%      4.02%      4.02%      4.02%
CROSS-CURRENCY SWAP
  Pay variable -- EURIBOR...  E 72,985   E 72,985   E 72,985   E 72,985                $ (6,464)      $ (6,464)
    Variable rate paid......      3.69%      3.69%      3.69%      3.69%
  Receive variable -- US$
    LIBOR...................  $ 70,000   $ 70,000   $ 70,000   $ 70,000
    Variable rate
      received..............      2.05%      2.05%      2.05%      2.05%

     Variable rate debt outstanding represents borrowing under our revolving credit facility. Borrowings incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At December 31, 2002, the interest rate paid was 4.02%. An instantaneous 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease interest expense by $0.7 million.

     At December 31, 2002, all of our variable-rate debt was recorded at S&H, our wholly-owned subsidiary in Gernsbach, Germany, where the functional currency is the Euro.

     At December 31, 2002, we had outstanding a cross-currency swap agreement with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately E73 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our S&H subsidiary in Gernsbach, Germany. The cross currency swaps are recorded at fair value on the Consolidated Balance Sheet and changes in fair value are recognized in current earnings in the Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of US Dollar denominated obligations when they are remeasured in Euros, the functional currency of S&H. (See Item 8 -- Financial Statements and Supplementary Data -- Note 10).

     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. At December 31, 2002, approximately 71% of our net sales shipped from the United States, 24% from Germany, and 5% from other international locations.

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

                                          GEORGE H. GLATFELTER II
                                          Chairman and Chief Executive Officer

                                          ROBERT P. NEWCOMER
                                          President and Chief Operating Officer
                                          and
                                          Acting Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

  P. H. GLATFELTER COMPANY,
  ITS SHAREHOLDERS AND DIRECTORS:

     We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 28, 2003

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                      YEAR ENDED DECEMBER 31
                                                              ---------------------------------------
                                                                 2002          2001          2000
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES...................................................   $543,823      $635,691      $724,720
ENERGY SALES -- NET.........................................      9,814         9,661         9,243
                                                               --------      --------      --------
     Total revenues.........................................    553,637       645,352       733,963
COST OF PRODUCTS SOLD.......................................    426,840       503,569       591,201
                                                               --------      --------      --------
     Gross profit...........................................    126,797       141,783       142,762
OPERATING EXPENSES
  Selling, general and administrative expenses..............     54,259        60,653        60,267
  Loss (gain) on sales of plant, equipment and
     timberlands............................................        158        (2,015)          467
  Unusual items.............................................      2,241        60,908         3,336
                                                               --------      --------      --------
     Total operating expenses...............................     56,658       119,546        64,070
                                                               --------      --------      --------
       Operating income.....................................     70,139        22,237        78,692
OTHER NONOPERATING INCOME (EXPENSE)
  Interest expense on debt..................................    (15,143)      (15,689)      (16,405)
  Interest income on investments and other -- net...........      1,571         3,589         3,820
  Other -- net..............................................      2,498         1,583         2,496
                                                               --------      --------      --------
     Total other income (expense)...........................    (11,074)      (10,517)      (10,089)
                                                               --------      --------      --------
       Income before income taxes...........................     59,065        11,720        68,603
INCOME TAX PROVISION (BENEFIT)
  Current...................................................      3,579        (8,861)       11,366
  Deferred..................................................     17,891        13,623        13,237
                                                               --------      --------      --------
     Total income tax provision (benefit)...................     21,470         4,762        24,603
                                                               --------      --------      --------
NET INCOME..................................................   $ 37,595      $  6,958      $ 44,000
                                                               ========      ========      ========
EARNINGS PER SHARE
  Basic.....................................................   $    .87      $    .16      $   1.04
  Diluted...................................................        .86           .16          1.04
                                                               --------      --------      --------

     The accompanying notes are an integral part of these Consolidated Financial Statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31
                                                              -----------------------
                                                                2002         2001
                                                              ---------   -----------
                                                              (DOLLARS IN THOUSANDS,
                                                                 EXCEPT PAR VALUE)
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $ 36,074    $   95,501
  Accounts receivable (less allowance for doubtful accounts:
     2002 -- $2,211; 2001 -- $1,551)........................    60,377        60,157
  Inventories...............................................    70,456        62,815
  Refundable income taxes...................................        --        17,522
  Prepaid expenses and other current assets.................     9,473         5,814
                                                              --------    ----------
     Total current assets...................................   176,380       241,809
PLANT, EQUIPMENT AND TIMBERLANDS -- NET.....................   518,913       497,228
OTHER ASSETS................................................   261,735       227,567
                                                              --------    ----------
     Total assets...........................................  $957,028    $  966,604
                                                              ========    ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt.........................  $    795    $  123,709
  Short-term debt...........................................     1,080         1,453
  Accounts payable..........................................    31,608        36,155
  Dividends payable.........................................     7,638         7,481
  Income taxes payable......................................     1,918         1,853
  Accrued compensation and other expenses and deferred
     income taxes...........................................    54,909        40,403
                                                              --------    ----------
     Total current liabilities..............................    97,948       211,054
LONG-TERM DEBT..............................................   218,709       152,593
DEFERRED INCOME TAXES.......................................   184,180       167,623
OTHER LONG-TERM LIABILITIES.................................    82,358        81,865
                                                              --------    ----------
     Total liabilities......................................   583,195       613,135
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; authorized -- 120,000,000
     shares; issued -- 54,361,980 shares (including shares
     in treasury: 2002 -- 10,717,824; 2001 -- 11,611,559)...       544           544
  Capital in excess of par value............................    40,798        40,968
  Retained earnings.........................................   495,278       488,150
  Accumulated other comprehensive loss......................    (3,708)       (3,849)
                                                              --------    ----------
     Total..................................................   532,912       525,813
  Less cost of common stock in treasury.....................  (159,079)     (172,344)
                                                              --------    ----------
     Total shareholders' equity.............................   373,833       353,469
                                                              --------    ----------
       Total liabilities and shareholders' equity...........  $957,028    $  966,604
                                                              ========    ==========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  37,595   $  6,958   $ 44,000
Items included in net income not using (providing) cash
  Depreciation, depletion and amortization..................     45,190     44,988     46,106
  Pension income............................................    (32,648)   (30,678)   (28,109)
  Deferred income tax provision.............................     17,891     13,623     13,237
  Unusual items.............................................      2,241     60,908      3,336
  Loss (gain) on dispositions of fixed assets...............        158     (2,015)       467
  Expense related to 401(k) plans and other.................      1,235      1,681      1,980
Change in assets and liabilities, net of effect of unusual
  items
  Accounts receivable.......................................      5,738    (14,350)       483
  Inventories...............................................     (2,612)     3,801     11,351
  Other assets and prepaid expenses.........................     (5,618)    (4,703)    (5,530)
  Accounts payable, accrued compensation and other expenses, deferred income taxes and other long-term
     liabilities............................................     (8,017)    (8,558)    17,729
  Income taxes payable......................................     13,189     (7,756)    (1,735)
                                                              ---------   --------   --------
Net cash provided by operating activities...................     74,342     63,899    103,315
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of plant, equipment and timberlands.............    (51,152)   (47,845)   (29,215)
  Proceeds from disposal of fixed assets....................      1,498      2,764        143
  Net proceeds from sale of Ecusta Division.................         --     14,505         --
                                                              ---------   --------   --------
Net cash used in investing activities.......................    (49,654)   (30,576)   (29,072)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of credit facility.................     61,958         --         --
  Repayment of old revolving credit facility................   (133,027)        --         --
  Net borrowings (payment) of debt..........................      6,280    (21,794)   (10,136)
  Dividends paid............................................    (30,307)   (29,876)   (29,624)
  Purchases of common stock.................................         --         --       (382)
  Proceeds from stock option exercises......................     10,491      2,960         93
                                                              ---------   --------   --------
Net cash used in financing activities.......................    (84,605)   (48,710)   (40,049)
Effect of exchange rate changes on cash.....................        490        336        323
                                                              ---------   --------   --------
Net increase (decrease) in cash and cash equivalents........    (59,427)   (15,051)    34,517
CASH AND CASH EQUIVALENTS
  At beginning of year......................................     95,501    110,552     76,035
                                                              ---------   --------   --------
  At end of year............................................  $  36,074   $ 95,501   $110,552
                                                              =========   ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid (received) for
  Interest..................................................  $  16,420   $ 16,455   $ 16,848
  Income taxes..............................................    (12,419)    13,385     12,626
                                                              ---------   --------   --------

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                         ACCUMULATED
                                           COMMON               CAPITAL IN                  OTHER                       TOTAL
                                           SHARES      COMMON   EXCESS OF    RETAINED   COMPREHENSIVE   TREASURY    SHAREHOLDERS'
                                         OUTSTANDING   STOCK    PAR VALUE    EARNINGS   INCOME (LOSS)     STOCK        EQUITY
                                         -----------   ------   ----------   --------   -------------   ---------   -------------
                                                                 (IN THOUSANDS EXCEPT SHARES OUTSTANDING)
BALANCE, JANUARY 1, 2000...............  42,246,255     $544     $42,296     $496,680      $(1,392)     $(180,004)    $358,124
Comprehensive income
  Net income...........................                                        44,000                                   44,000
  Other comprehensive income
  Foreign currency translation
    adjustments........................                                                     (1,451)
                                                                                           -------
  Other comprehensive income...........                                                     (1,451)                     (1,451)
                                                                                                                      --------
Comprehensive income...................                                                                                 42,549
Cash dividends declared................                                       (29,661)                                 (29,661)
Delivery of treasury shares
  Performance shares...................       6,048                   (2)                                      90           88
  401(k) plans.........................     167,769                 (606)                                   2,498        1,892
  Employee stock options
    exercised -- net...................       7,500                  (19)                                     112           93
Purchase of stock for treasury.........     (36,800)                                                         (382)        (382)
                                         ----------     ----     -------     --------      -------      ---------     --------
BALANCE, DECEMBER 31, 2000.............  42,390,772      544      41,669      511,019       (2,843)      (177,686)     372,703
Comprehensive income:
  Net income...........................                                         6,958                                    6,958
  Other comprehensive income
    Reclassification adjustment for
      Ecusta sale included in net
      income...........................                                                      1,936
    Foreign currency translation
      adjustments......................                                                     (2,963)
    Transition adjustment for interest
      rate swaps.......................                                                        845
    Change in market value of interest
      rate swaps.......................                                                       (824)
                                                                                           -------
  Other comprehensive income...........                                                     (1,006)                     (1,006)
                                                                                                                      --------
Comprehensive income...................                                                                                  5,952
Cash dividends declared................                                       (29,827)                                 (29,827)
Delivery of treasury shares
  Performance shares...................       3,489                   (9)                                      52           43
  401(k) plans.........................     118,389                 (108)                                   1,746        1,638
  Employee stock options
    exercised -- net...................     237,771                 (584)                                   3,544        2,960
                                         ----------     ----     -------     --------      -------      ---------     --------
BALANCE, DECEMBER 31, 2001.............  42,750,421      544      40,968      488,150       (3,849)      (172,344)     353,469
Comprehensive income:
  Net income...........................                                        37,595                                   37,595
  Other comprehensive income
    Foreign currency translation
      adjustments......................                                                        162
    Change in market value of interest
      rate swaps.......................                                                        (21)
                                                                                           -------
    Other comprehensive income.........                                                        141                         141
                                                                                                                      --------
Comprehensive income...................                                                                                 37,736
Tax effect on employee stock options
  exercised............................                            1,071                                                 1,071
Cash dividends declared................                                       (30,467)                                 (30,467)
Delivery of treasury shares
  Performance shares...................       4,726                    3                                       70           73
  401(k) plans.........................      92,504                   19                                    1,373        1,392
  Director compensation................       5,705                   (1)                                      69           68
  Employee stock options
    exercised -- net...................     790,800               (1,262)                                  11,753       10,491
                                         ----------     ----     -------     --------      -------      ---------     --------
BALANCE, DECEMBER 31, 2002.............  43,644,156     $544     $40,798     $495,278      $(3,708)     $(159,079)    $373,833
                                         ==========     ====     =======     ========      =======      =========     ========

  The accompanying notes are an integral part of these Consolidated Financial
                                  Statements.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  ORGANIZATION

     P. H. Glatfelter Company and subsidiaries (d/b/a Glatfelter) is a manufacturer of specialized printing papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; Scaer, France and the Philippines. Our products are marketed throughout the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or directly to customers.

NOTE 2.  ACCOUNTING POLICIES

     (A) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

     (B) ACCOUNTING ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of management's estimates and assumptions. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions.

     (C) RECLASSIFICATIONS Certain reclassifications have been made to the prior years' consolidated financial statements and notes thereto to conform to those classifications used in the current year.

     (D) CASH AND CASH EQUIVALENTS We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

     (E) INVENTORIES Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories of our domestic manufacturing operations are valued using the last-in, first-out (LIFO) method, and the supplies inventories are valued principally using the average-cost method. Inventories at our foreign operations are valued using a method which approximates average cost. See Note 4.

     (F) PLANT, EQUIPMENT AND TIMBERLANDS For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. For income taxes purposes, depreciation is primarily calculated using accelerated methods over lives established by statute or U. S. Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference. See Notes 2(i) and 5.

     The range of estimated service lives used to calculate financial reporting depreciation for principal items of plant and equipment are as follows:

Buildings...................................................  10-45 Years
Machinery and equipment.....................................   7-35 Years
Other.......................................................   4-40 Years

     All timber costs related to the reforestation process, including interest, taxes, site preparation, planting, fertilization, herbicide application and thinning, are capitalized. After 20 years, the timber is considered merchantable and depletion is computed on a unit rate of usage by growing area based on estimated quantities of recoverable material. For purchases of land tracts with existing timber, inventoried merchantable timber is subject to immediate depletion based upon usage. Costs related to the purchase of pre-merchantable timber are transferred to merchantable timber over a 10-year period, whereupon it is eligible for depletion.

     Estimated timber volume is based upon its current stage in the growth cycle. Growth and yield data is developed through the use of published growth and yield studies as well as our own historical experience. This data is used to calculate volumes for established timber stands. Timber is depleted on an actual usage basis.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

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

     (G) INVESTMENT SECURITIES Investments in debt securities are classified as held-to-maturity and recorded at amortized cost in the Consolidated Balance Sheets when we have the positive intent and ability to hold until maturity. At December 31, 2002 and 2001, investments in debt securities classified as held-to-maturity totaled $10.1 million and $10.3 million, respectively, and the noncurrent portion is included in "Other assets" on the Consolidated Balance Sheets. The corresponding fair market values were $11.9 million and $11.4 million, as of December 31, 2002 and 2001, respectively.

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

     (I) INCOME TAXES Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized. See Note 8.

     (J) TREASURY STOCK Common stock purchased for treasury is recorded at cost. At the date of subsequent reissue, the treasury stock account is reduced by the cost of such stock on the weighted-average cost basis.

     (K) FOREIGN CURRENCY TRANSLATION Our subsidiaries outside the United States use their local currency as the functional currency. Accordingly, translation gains and losses and the effect of exchange rate changes on transactions designated as hedges of net foreign investments are included as a component of other comprehensive income (loss). Transaction gains and losses are included in income in the period in which they occur.

     (L) REVENUE RECOGNITION We recognize revenue on product sales upon shipment and on energy sales when electricity is delivered to our customers. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Costs netted against energy sales totaled $7.1 million, $6.4 million and $5.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

     (M) ENVIRONMENTAL LIABILITIES Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Accrued environmental liabilities are principally classified as "Other long-term liabilities" on the Consolidated Balance Sheets. Such undiscounted liabilities are exclusive of any insurance or other claims against third

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES parties. Recoveries of environmental remediation costs from other parties, including insurance carriers, are recorded as assets when their receipt is assured beyond a reasonable doubt. We have not recorded any such recoveries.

     Costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs extend the life of the asset, increase its capacity and/or mitigate or prevent contamination from future operations. See Note 13.

     (N) STOCK-BASED COMPENSATION Stock-based compensation is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and determining the resulting number of shares to ultimately be issued. No compensation expense is recorded for stock options granted to employees.

     PRO FORMA INFORMATION No compensation expense has been recognized for non-qualified stock options issued. The weighted-average grant date fair value of options granted during 2002, 2001 and 2000 was $2.48, $3.84 and $2.60, respectively. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing using the following assumptions:

                                                               2002      2001     2000
                                                              -------   ------   ------
Risk-free interest rate.....................................     4.13%    5.57%    5.61%
Expected dividend yield.....................................     5.15%    4.58%    7.61%
Expected volatility.........................................     27.8%    29.7%    42.0%
Expected life...............................................  6.5 YRS   10 yrs   10 yrs

     Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2002      2001     2000
                                                           -------   ------   -------
                                                                 (IN THOUSANDS,
                                                           EXCEPT PER SHARE AMOUNTS)
Net income:
  As reported...........................................   $37,595   $6,958   $44,000
  Stock-based compensation expense, after tax...........    (1,185)  (1,514)   (1,344)
                                                           -------   ------   -------
  Pro forma.............................................   $36,410   $5,444   $42,656
                                                           =======   ======   =======
Earnings per share:
  Reported -- basic.....................................   $  0.87   $ 0.16   $  1.04
  Pro forma -- basic....................................      0.84     0.13      1.01
  Reported -- diluted...................................      0.86     0.16      1.04
  Pro forma -- diluted..................................      0.83     0.13      1.00

     (O) FINANCIAL DERIVATIVES On January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized either through income or as a component of other comprehensive income. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     (P) EARNINGS PER SHARE Basic earnings per share are computed by dividing net income by the weighted-average common shares outstanding during the respective periods. Diluted earnings per share are computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method.

     (Q) FAIR VALUE OF FINANCIAL INSTRUMENTS The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. Financial derivatives are recorded at fair value. The following table sets forth carrying value and fair value for investment securities and long-term debt:

                                                  2002                          2001
                                       ---------------------------   ---------------------------
                                       CARRYING VALUE   FAIR VALUE   CARRYING VALUE   FAIR VALUE
                                       --------------   ----------   --------------   ----------
                                                            (IN THOUSANDS)
Investment securities................     $10,124        $11,934        $10,287        $11,423
Long-term debt.......................     219,504        234,119        276,302        275,181

     (R) RECENT ACCOUNTING PRONOUNCEMENTS SFAS No. 142, "Goodwill and Other Intangible Assets," was issued in June 2001, effective for fiscal years beginning after December 15, 2001, and establishes revised reporting requirements for goodwill and other intangible assets. We adopted SFAS No. 142 on January 1, 2002 and, therefore, we no longer amortize goodwill unless evidence of impairment exists; goodwill will be evaluated on at least an annual basis (Note 6). The statement requires that goodwill be evaluated on at least an annual basis. We performed the first step of the transitional goodwill impairment test as of January 1, 2002 and determined that no impairment to our goodwill existed. We performed our first annual impairment test as of September 30, 2002 and determined that no impairment to our goodwill existed.

     SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We adopted SFAS No. 143 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," was effective for fiscal years beginning after December 15, 2001. This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes new guidelines for the valuation of long-lived assets. We adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not impact our consolidated financial position or results of operations.

     SFAS No. 145, "Recission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections," was issued April 2002 and is effective for fiscal years beginning after May 15, 2002. This statement, among other things, rescinds the requirement to classify a gain or loss upon the extinguishment of debt as an extraordinary item on the income statement. It also requires lessees to account for certain modifications to lease agreements in a manner consistent with sale-leaseback transaction accounting. We adopted SFAS No. 145 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and, as such, has no impact on our consolidated financial position or results of operations.

     SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As of December 31, 2002, we have elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

     In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of FIN No. 45 to have any significant accounting implications as all of our commitments and guarantees are on behalf of our subsidiaries. We have adopted the disclosure requirements of FIN No. 45.

NOTE 3.  UNUSUAL ITEMS

2002

     Unusual items totaled $2.2 million, $60.9 million and $3.3 million in 2002, 2001 and 2000, respectively. Amounts recorded in 2002 included a $4.2 million restructuring charge and a $1.5 million contingent liability related to on-going negotiations with the Pennsylvania Department of Environmental Protection ("Pennsylvania DEP") (see Note 13). These charges were partially offset by a $3.5 million gain for the settlement of certain escrow claims, including interest and associated liabilities related to the 1998 acquisition of our Schoeller & Hoesch ("S&H") subsidiary. The $4.2 million restructuring charge related to the reduction of our workforce by 76 positions, including 36 positions eliminated through attrition. The workforce reduction was substantially completed in the first quarter of 2003. Of the $4.2 million restructuring charge, $1.6 million related to enhanced pension benefits to be paid out of our retirement plans as discussed in our disclosure of Retirement Plans and Other Post-Retirement Benefits (see Note 12). The remaining $2.6 million of this charge related to severance and other employee benefits to be paid using our assets.

2001

     On May 16, 2001, we announced that we had entered into an agreement to sell our Ecusta facility and two of its operating subsidiaries ("Ecusta Division"). Because our Board of Directors had committed to a plan to dispose of the Ecusta Division by accepting an offer to sell the Division, subject to certain closing conditions, at a loss, on that date the assets of the Ecusta Division were reclassified as assets held-for-disposal, and thus the carrying amount of these assets was reduced to fair value. The decision to sell the Ecusta Division was made due to the determination that the business of the Ecusta Division, principally tobacco papers, did not fit with our long-term, strategic plans.

     On August 9, 2001, we completed the sale of the Ecusta Division, including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. The carrying value of the Ecusta Division totaled $61.5 million after we recorded an impairment write down of $50.0 million in the second quarter to reflect the fair value of the Ecusta Division. These assets were sold for $22.7 million plus the assumption by the buyer of certain liabilities totaling $21.4 million related to the Ecusta Division's business. The liabilities assumed by the buyer included accounts payable, accrued expenses and other liabilities related to the operation of the Ecusta Division's business. Our total charge to earnings associated with the sale was $58.4 million, including the $50.0 million impairment charge recognized during the second quarter of 2001.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     The $58.4 million pretax charge included $6.1 million in transaction and other costs incurred upon sale of the Ecusta Division. Of this amount, approximately $1.9 million related to transaction costs. The remainder related to certain liabilities accrued related to the transaction. Under the terms of the sale agreement, we are obligated to incur costs in the future related to certain long-term liabilities related to employee benefits ($2.0 million) and facility maintenance ($.9 million) which would not have been necessary had we retained ownership interest in the Ecusta Division but were agreed to in order to consummate the transaction. The $58.4 million pretax charge was net of a $15.0 million pretax gain related to the curtailment and settlement of pension obligations and other retiree benefits related to employees who transferred to the buyer. The Ecusta Division contributed approximately $7.2 million in operating profit during 2001 until its sale in August and had an operating loss of approximately $1.0 million during 2000.

     A calculation of the unusual item related to the 2001 sale of the Ecusta Division is as follows (in thousands):

Asset impairment recognized.................................            $(50,000)
Loss recognized upon sale
  Consideration received....................................  $44,166
  Book value of net assets sold.............................  (61,467)
                                                              -------
                                                              (17,301)
  Transaction and other costs...............................   (6,095)
  Gain on retiree benefit plans.............................   14,988
                                                              -------
     Loss on disposition excluding impairment charge........   (8,408)    (8,408)
                                                              -------   --------
     Total loss on disposition..............................            $(58,408)
                                                                        ========

     We also recognized a $2.5 million pretax charge during the second quarter of 2001 related to the settlement of an environmental matter in connection with the Spring Grove facility's wastewater discharge permit. The total unusual items recorded in 2001 were $60.9 million.

2000

     During the first quarter of 2000, we finalized a restructuring plan and shortly thereafter began to reduce the workforce at Ecusta. The workforce reduction was completed during the first quarter of 2001 and resulted in the reduction of over 200 salaried and hourly jobs associated with our tobacco paper production capacity. We accrued and charged to expense $3.3 million ($2.1 million after tax) in the first quarter of 2000 primarily as a result of the voluntary portion of this restructuring, specifically 42 salaried employees. Of this amount, $2.2 million related to enhanced pension benefits to be paid out of our retirement plans as discussed in our disclosure of Retirement Plans and Other Post-Retirement Benefits (see Note 12). The remaining $1.1 million of this charge related to severance and other employee benefits to be paid using our assets. Approximately $800,000 of these liabilities were transferred to the buyer of the Ecusta Division.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     The following schedule summarizes the activity of our restructuring reserve:

                                                              YEAR ENDED DECEMBER 31
                                                             ------------------------
                                                              2002     2001     2000
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
Beginning Balance..........................................  $  172   $1,072   $    0
Amount accrued.............................................   2,572       --    1,154
Payments made..............................................    (172)     (93)     (82)
Amount transferred to buyer of Ecusta Division.............      --     (807)      --
                                                             ------   ------   ------
Ending Balance.............................................  $2,572   $  172   $1,072
                                                             ======   ======   ======

NOTE 4.  INVENTORY

     Inventories at December 31 were as follows:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Raw materials...............................................  $12,909   $13,404
In-process and finished.....................................   35,621    27,376
Supplies....................................................   21,926    22,035
                                                              -------   -------
Total.......................................................  $70,456   $62,815
                                                              =======   =======

     If we had valued all inventories using the average-cost method, inventories would have been $9.3 million and $11.3 million higher than reported at December 31, 2002 and 2001, respectively. During 2001 and 2000 we liquidated certain LIFO inventories. The effect of the liquidations did not have a significant impact on net income.

     At December 31, 2002 and 2001, the recorded value of the above inventories was approximately $1.3 million and $.3 million, respectively, lower than inventories for income tax purposes.

NOTE 5.  PLANT, EQUIPMENT AND TIMBERLANDS

     Plant, equipment and timberlands at December 31 were as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and buildings..........................................  $108,192   $104,098
Machinery and equipment.....................................   814,598    785,871
Other.......................................................    86,987     36,526
Less accumulated depreciation...............................  (523,124)  (477,511)
                                                              --------   --------
                                                               486,653    448,984
Construction in progress....................................    17,045     29,592
Timberlands, less depletion.................................    15,215     18,652
                                                              --------   --------
Plant, equipment and timberlands -- net.....................  $518,913   $497,228
                                                              ========   ========

     On December 18, 2002, we signed a definitive agreement to sell approximately 25,000 acres of our Maryland forestland to a subsidiary of The Conservation Fund, a national nonprofit land conservation fund. The agreement is contingent upon certain conditions, including, but not limited to, the successful negotiation

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES of an agreement to supply us with pulpwood, and other financing and legal contingencies and is expected to close by the end of March 2003.

     Based on the agreement, we will receive a 10-year installment note from a subsidiary of The Conservation Fund for approximately $38.0 million, representing the full amount of the consideration for the property. The 10-year note will be secured by a letter of credit. We intend to pledge the installment note and the letter of credit as collateral for a term loan from a financial institution for approximately $34.0 million. Upon closing of the transaction, we expect to recognize a pretax gain for book purposes of approximately $30.0 million.

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS 142 on January 1, 2001 and discontinued the amortization of goodwill. The following table adjusts reported net income and related earnings per share to exclude expense related to the amortization of goodwill, including any related tax effects, for all periods presented:

                                                             YEAR ENDED DECEMBER 31
                                                           --------------------------
                                                            2002      2001     2000
                                                           -------   ------   -------
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net income...............................................  $37,595   $6,958   $44,000
Goodwill amortization (net of taxes).....................       --      272       283
                                                           -------   ------   -------
Adjusted net income......................................  $37,595   $7,230   $44,283
                                                           =======   ======   =======
Adjusted earnings per share:
  Basic..................................................  $  0.87   $ 0.17   $  1.05
  Diluted................................................     0.86     0.17      1.04

NOTE 7.  EARNINGS PER SHARE

     The following table sets forth the details of basic and diluted earnings per share:

                                                               YEAR ENDED DECEMBER 31
                                                          ---------------------------------
                                                            2002        2001        2000
                                                          ---------   ---------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE
                                                                      AMOUNTS)
Net income..............................................   $37,595     $ 6,958     $44,000
                                                           =======     =======     =======
Weighted-average common shares outstanding used in
  computing basic earnings per share....................    43,396      42,577      42,342
Common shares issuable upon exercise of dilutive stock
  options, restricted stock awards and performance
  awards................................................       395         269         141
                                                           -------     -------     -------
Weighted-average common shares outstanding and common
  share equivalents used in computing diluted earnings
  per share.............................................    43,791      42,846      42,483
                                                           =======     =======     =======
Earnings per share:
  Basic.................................................   $  0.87     $  0.16     $  1.04
  Diluted...............................................      0.86        0.16        1.04

NOTE 8.  INCOME TAXES

     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

     The following are domestic and foreign components of pretax income for the years ended December 31:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
United States...........................................  $38,742   $  (525)  $59,653
Foreign.................................................   20,323    12,245     8,950
                                                          -------   -------   -------
Total pretax income.....................................  $59,065   $11,720   $68,603
                                                          =======   =======   =======

     The income tax provision (benefit) for the years ended December 31 consists of the following:

                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Current:
  Federal...............................................  $ 1,135   $(8,893)  $ 9,939
  State.................................................       18        --        --
  Foreign...............................................    2,426        32     1,427
                                                          -------   -------   -------
Total current tax provision (benefit)...................    3,579    (8,861)   11,366
                                                          -------   -------   -------
Deferred:
  Federal...............................................   12,653     7,777     9,729
  State.................................................      167     1,604     1,822
  Foreign...............................................    5,071     4,242     1,686
                                                          -------   -------   -------
     Total deferred tax provision.......................   17,891    13,623    13,237
                                                          -------   -------   -------
Total income tax provision..............................  $21,470   $ 4,762   $24,603
                                                          =======   =======   =======

     At December 31, 2002, and December 31, 2001, unremitted earnings of subsidiaries outside the United States totaled $37.0 million and $18.8 million, respectively, and were deemed to be permanently reinvested. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

     The net deferred tax amounts reported on our Consolidated Balance Sheets as of December 31 are as follows:

                                                     2002                       2001
                                    ---------------------------------------   --------
                                    FEDERAL     STATE    FOREIGN    TOTAL      TOTAL
                                    --------   -------   -------   --------   --------
                                                      (IN THOUSANDS)
Current asset.....................  $  4,878   $   847   $ 1,259   $  6,984   $  3,467
Current liability.................        --        --       975        975        381
Long-term asset...................        --        --     9,284      9,284     13,666
Long-term liability...............   141,416    24,552    18,212    184,180    167,623

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     The following are components of the net deferred tax balances as of December 31:

                                                     2002                       2001
                                    ---------------------------------------   --------
                                    FEDERAL     STATE    FOREIGN    TOTAL      TOTAL
                                    --------   -------   -------   --------   --------
                                                      (IN THOUSANDS)
Deferred tax assets:
  Current.........................  $  4,878   $   847   $ 1,259   $  6,984   $  3,467
  Long-term.......................    22,733     3,946     9,284     35,963     39,601
                                    --------   -------   -------   --------   --------
                                    $ 27,611   $ 4,793   $10,543   $ 42,947   $ 43,068
                                    ========   =======   =======   ========   ========
Deferred tax liabilities:
  Current.........................  $     --   $    --   $   975   $    975   $    381
  Long-term.......................   164,149    28,498    18,212    210,859    193,558
                                    --------   -------   -------   --------   --------
                                    $164,149   $28,498   $19,187   $211,834   $193,939
                                    ========   =======   =======   ========   ========

     The tax effects of temporary differences as of December 31 are as follows:

                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Reserves..................................................  $ 14,145   $ 13,390
  Compensation..............................................     6,648      5,496
  Post-retirement benefits..................................    11,008      9,974
  Property..................................................       606      6,527
  Pension...................................................       757        804
  Inventories...............................................       505        136
  Net operating loss carryforwards..........................     8,364      9,100
  Other.....................................................     9,352        992
                                                              --------   --------
Subtotal....................................................    51,385     46,419
  Valuation allowance.......................................    (8,438)    (3,351)
                                                              --------   --------
Total deferred tax assets...................................    42,947     43,068
                                                              --------   --------
Deferred tax liabilities:
  Property..................................................   124,439    122,994
  Pension...................................................    82,022     69,275
  Other.....................................................     5,373      1,670
                                                              --------   --------
Total deferred tax liabilities..............................   211,834    193,939
                                                              --------   --------
Net deferred tax liabilities................................  $168,887   $150,871
                                                              ========   ========

     At December 31, 2002, we had federal, state and foreign tax net operating loss ("NOL") carryforwards of $.6 million, $50.8 million and $12.6 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. A valuation allowance of $8.4 million has been recorded against the net deferred tax assets primarily due to the uncertainty regarding our ability to utilize state NOL carryforwards and certain foreign deferred tax assets. The federal NOL carryforward expires in 2022; state NOL carryforwards expire between 2004 and 2017, and the foreign NOL carryforwards do not expire.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision for the years ended December 31 follows:

                                                               2002      2001     2000
                                                              -------   ------   -------
                                                                    (IN THOUSANDS)
Federal income tax provision at statutory rate..............  $20,673   $4,102   $24,011
State income taxes, net of federal income tax benefit.......      120    1,043     1,185
Tax effect of exempt earnings of foreign sales
  corporation...............................................       --      (33)      (90)
Other.......................................................      677     (350)     (503)
                                                              -------   ------   -------
Income tax provision........................................  $21,470   $4,762   $24,603
                                                              =======   ======   =======

NOTE 9.  LONG-TERM DEBT

     Long-term debt at December 31 is summarized as follows:

                                                                    2002           2001
                                                              ----------------   ---------
                                                                     (IN THOUSANDS)
Revolving credit facility, due June 24, 2006................  $         67,681   $      --
Revolving credit facility, due December 22, 2002............                --     122,515
6 7/8% Notes, due July 15, 2007.............................           150,000     150,000
Other notes, various........................................             1,823       3,787
                                                              ----------------   ---------
Total long-term debt........................................           219,504     276,302
Less current portion........................................              (795)   (123,709)
                                                              ----------------   ---------
Long-term debt, excluding current portion...................  $        218,709   $ 152,593
                                                              ================   =========

     The aggregate maturities of long-term debt as of December 31, 2002 are as follows (in thousands):

2003........................................................  $    795
2004........................................................       670
2005........................................................       335
2006........................................................    67,704
2007........................................................   150,000
Thereafter..................................................        --
                                                              --------
                                                              $219,504
                                                              ========

     On June 24, 2002, we entered into a new unsecured $102.5 million multi-currency revolving credit facility ("Facility") with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced an old facility, enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525% to 1.05%. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance.

     Prior to entering into the Facility, borrowings were made under a $200.0 million multi-currency revolving credit facility ("Old Facility") with a syndicate of major lending institutions. Interest paid the Old Facility

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES borrowings were variable rates based, at our option, on the Eurocurrency Rate or the Base Rate (lender's prime rate), plus applicable margins. Margins were based on the higher of our debt ratings as published by Standard & Poor's and Moody's. This agreement was to mature in December 2002. On June 24, 2002, we repaid all amounts outstanding under the Old Facility using $71.1 million of our existing cash and a borrowing of $62.0 million under the Facility.

     On July 22, 1997, we issued $150.0 million principal amount of 6 7/8% Notes due July 15, 2007. Interest on the Notes is payable semiannually on January 15 and July 15. The Notes are redeemable, in whole or in part, at our option at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness. The net proceeds from the sale of the Notes were used primarily to repay certain short-term unsecured debt and related interest.

     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.

     At December 31, 2002 and 2001, we had $3.0 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. At December 31, 2002 and 2001, no amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

NOTE 10.  FINANCIAL DERIVATIVES

     In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately E73.0 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our subsidiary in Gernsbach, Germany. The cross-currency swap is recorded at fair value of $(6.5) million in the Consolidated Balance Sheets and changes in fair value are recognized in current earnings in the Consolidated Statements of Income. The mark-to-market adjustment was offset by a gain on the related remeasurement of the US Dollar denominated debt obligations.

     The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant.

     In January 1999, we entered into two interest rate swap agreements, each having a total notional principal amount of DM 50.0 million. Under these agreements, which were to expire December 22, 2002, we received a floating rate based on the three-month DM/Euro LIBOR plus twenty basis points and paid a fixed rate of 3.41% and 3.43%, respectively, for the term of the agreements. We recognized net interest income of $.8 million and $.5 million in, 2001 and 2000, respectively, related to these agreements. This amount is included as a reduction to interest expense in the accompanying Consolidated Statements of Income. Both of our interest rate swap agreements converted a portion of our borrowings from a floating-rate to fixed-rate basis.

     In conjunction with the refinancing, we terminated the two existing interest rate swap agreements on June 24, 2002. We recognized a $100,000 gain in connection with the early termination of these swap arrangements and the repayment of the outstanding debt under the previously existing $200.0 million multi-currency revolving credit agreement.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTE 11.  KEY EMPLOYEE LONG-TERM INCENTIVE PLAN

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

     RESTRICTED STOCK AWARDS During December 2002, December 2001 and December 2000, 29,926, 64,430 and 81,780, shares, respectively, of common stock were awarded under the 1992 Plan. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified time period. The shares awarded in 2001 and 2000 under the 1992 Plan are also subject to forfeiture if defined minimum earnings levels are not met. Awards made in 2002 are subject to forfeiture if targeted shareholder return measures are not met. We may reduce the number of shares otherwise required to be delivered by an amount that would have a fair market value equal to the taxes we withhold on delivery. We may also, at our discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be required to be delivered.

     We recognized expense of $362,000 in 2002, $856,000 in 2001 and $936,000 in
2000, related to these awards. Restricted Stock Awards issued in 2002 vest ratably over a three-year period. The Restricted Stock Awards issued in 2001 and 2000 vest ratably over a four-year period. Shares awarded in December 2002 under the 1992 Plan cease to be subject to forfeiture by the end of 2005.

     PERFORMANCE SHARES Grants of Performance Shares under the 1992 Plan of 44,060, 40,060 and 45,740 shares, were made during each of the three years ended 1998, 1997 and 1996, respectively. We recognized income of $127,000 and $169,000 in 2001 and 2000, respectively, related to these awards.

     NON-QUALIFIED STOCK OPTIONS The following table summarizes the activity with respect to non-qualified options to purchase shares of common stock granted under the 1992 Plan:

                                          2002                         2001                         2000
                               --------------------------   --------------------------   --------------------------
                                              WEIGHTED                     WEIGHTED                     WEIGHTED
                                              AVERAGE                      AVERAGE                      AVERAGE
                                SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                               ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at beginning of
  year.......................  3,736,182       $14.79       3,650,682       $14.49       3,293,215       $14.86
  Options granted............    309,450        13.98         569,100        15.45         636,600        12.90
  Options exercised..........   (790,800)       13.26        (237,771)       12.40          (7,500)       12.34
  Options canceled...........   (426,303)       15.60        (245,829)       14.26        (271,633)       15.37
                               ---------                    ---------                    ---------
Outstanding at end of year...  2,828,529        15.00       3,736,182        14.79       3,650,682        14.49
                               =========                    =========                    =========
Exercisable at end of year...  1,436,681        15.94       1,982,233        15.72       1,921,332        15.82

     The following table summarizes information about stock options outstanding at December 31, 2002:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                           --------------------------------------------------   -------------------------------
                               NUMBER       WEIGHTED AVERAGE      WEIGHTED          NUMBER          WEIGHTED
RANGE OF                   OUTSTANDING AS      REMAINING          AVERAGE       EXERCISABLE AS      AVERAGE
EXERCISE PRICE              OF 12/31/02     CONTRACTUAL LIFE   EXERCISE PRICE    OF 12/31/02     EXERCISE PRICE
--------------             --------------   ----------------   --------------   --------------   --------------
$10.78 to $12.40.........      468,207            6.0yrs           $12.31           326,809          $12.29
 12.95 to  14.40.........      918,912            8.3               13.28           180,912           13.21
 15.44 to  17.16.........      675,540            7.2               15.70           185,590           16.32
 17.54 to  18.78.........      765,870            3.1               18.09           743,370           18.11
                             ---------                                            ---------
                             2,828,529            6.3                             1,436,681
                             =========                                            =========

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     An additional 456,398 options became exercisable January 1, 2003 at a weighted-average exercise price of $13.60.

     Options granted prior to 2002 become exercisable for 25% of the grant amount, beginning January 1 of the year following the date of grant, assuming six months has passed. An additional 25% become exercisable on January 1 of each of the next three years. Options not exercisable in this format are exercisable in full either six months or one year from the date of grant. Stock options granted in 2002 vest ratably over three years beginning January 1 of the year following the date of grant. All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant.

     The exercise price represents the average quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.

     The 1992 plan, as amended, expires in 2007. As of December 31, 2002, 749,314 shares of common stock were available for future issuance under the 1992 Plan.

NOTE 12.  RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

     We have trusteed noncontributory defined-benefit pension plans covering substantially all our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. Pension income of $31.0 million, $44.7 million and $25.9 was recognized in 2002, 2001, and 2000, respectively. Before the impact of unusual items discussed in Note 3, a portion of which were attributable to and recorded as pension expense, net pension income for 2002, 2001 and 2000 was $32.6 million, $30.7 million and $28.1 million, respectively.

     We provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded; claims are paid as reported.

     The following table sets forth the status of our defined-benefit pension plans and other post-retirement benefit plans at December 31, 2002 and 2001:

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year............  $223,770   $246,023   $ 33,260   $ 38,291
Service cost.......................................     4,300      4,630      1,429        854
Interest cost......................................    15,527     16,084      3,164      2,320
Plan amendments....................................    16,222      1,175     (4,252)        --
Actuarial loss.....................................     4,538      6,827     20,055      1,080
Benefits paid......................................   (16,277)   (15,557)    (4,208)    (3,319)
Unusual items (Note 3).............................     1,676    (35,412)        --     (5,966)
                                                     --------   --------   --------   --------
Benefit obligation at end of year..................  $249,756   $223,770   $ 49,448   $ 33,260
                                                     ========   ========   ========   ========

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

                                                      PENSION BENEFITS       OTHER BENEFITS
                                                     -------------------   -------------------
                                                       2002       2001       2002       2001
                                                     --------   --------   --------   --------
                                                                  (IN THOUSANDS)
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year.....  $458,598   $557,910   $     --   $     --
Actual return on plan assets.......................   (58,786)   (40,826)        --         --
Employer contributions.............................     2,394      2,483      4,208      3,319
Benefits paid......................................   (16,278)   (15,557)    (4,208)    (3,319)
Unusual items (Note 3).............................        --    (45,412)        --         --
                                                     --------   --------   --------   --------
Fair value of plan assets at end of year...........  $385,928   $458,598   $     --   $     --
                                                     ========   ========   ========   ========
RECONCILIATION OF THE FUNDED STATUS
Funded status......................................  $136,172   $234,828   $(49,448)  $(33,260)
Unrecognized transition asset......................    (2,115)    (4,029)        --         --
Unrecognized prior service cost....................    26,787     13,077     (4,733)      (882)
Unrecognized (gain) loss...........................    43,164    (72,187)    26,044      8,455
                                                     --------   --------   --------   --------
Net amount recognized..............................  $204,008   $171,689   $(28,137)  $(25,687)
                                                     ========   ========   ========   ========
AMOUNTS RECOGNIZED ON THE CONSOLIDATED BALANCE
  SHEETS CONSIST OF
Prepaid benefit cost...............................  $221,605   $187,023   $     --   $     --
Accrued benefit liability..........................   (17,597)   (15,334)   (28,137)   (25,687)
                                                     --------   --------   --------   --------
Prepaid (accrued) benefit cost.....................  $204,008   $171,689   $(28,137)  $(25,687)
                                                     ========   ========   ========   ========

     The weighted-average assumptions used in computing the information above were as follows:

                                                          PENSION BENEFITS      OTHER BENEFITS
                                                         ------------------   ------------------
                                                         2002   2001   2000   2002   2001   2000
                                                         ----   ----   ----   ----   ----   ----
Discount rate -- benefit obligation....................  6.75%  7.0%   7.0%   6.75%  7.0%   7.0%
Future compensation growth rate........................   4.5%  3.5%   3.5%     --    --     --
Expected long-term rate of return on plan assets.......   8.5%  9.0%   9.0%     --    --     --

     The net prepaid pension cost for qualified pension plans is primarily included in "Other assets," and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in "Other long-term liabilities" on the Consolidated Balance Sheets at December 31, 2002 and 2001.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $25.7 million, $23.1 million and $0, respectively, as of December 31, 2002, and $25.1 million, $22.1 million and $0, respectively, as of December 31, 2001.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     Net periodic benefit (income) cost includes the following components:

                                             PENSION BENEFITS               OTHER BENEFITS
                                      ------------------------------   ------------------------
                                        2002       2001       2000      2002     2001     2000
                                      --------   --------   --------   ------   ------   ------
                                                           (IN THOUSANDS)
Service cost........................  $  4,300   $  4,630   $  5,254   $1,429   $  854   $  806
Interest cost.......................    15,527     16,084     16,016    3,164    2,320    2,140
Expected return on plan assets......   (46,718)   (45,806)   (42,350)      --       --       --
Amortization of transition asset....    (1,914)    (1,725)    (1,724)      --       --       --
Amortization of prior service
  cost..............................     1,410      1,540      1,829     (401)    (169)    (212)
Recognized actuarial (gain) loss....    (5,253)    (5,401)    (7,134)   1,366      445      280
                                      --------   --------   --------   ------   ------   ------
Net periodic benefit (income)
  cost..............................   (32,648)   (30,678)   (28,109)   5,558    3,450    3,014
Unusual item (Note 3)...............     1,676    (14,024)     2,182       --     (964)      --
                                      --------   --------   --------   ------   ------   ------
Total net periodic benefit (income)
  cost..............................  $(30,972)  $(44,702)  $(25,927)  $5,558   $2,486   $3,014
                                      ========   ========   ========   ======   ======   ======

     The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

                                                          PENSION BENEFITS      OTHER BENEFITS
                                                         ------------------   ------------------
                                                         2002   2001   2000   2002   2001   2000
                                                         ----   ----   ----   ----   ----   ----
Discount rate -- benefit expense.......................  7.0%   7.0%   7.0%   7.0%   7.0%   7.0%
Future compensation growth rate........................  3.5%   3.5%   3.5%    --     --     --
Expected long-term rate of return on plan assets.......  9.0%   9.0%   9.0%    --     --     --

     For measurement purposes, a 12% increase in the per capita cost of covered health care benefits was assumed in 2002 and graded down by .5% per year to an ultimate level of 5%.

     A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           2002                        2001
                                                 -------------------------   -------------------------
                                                 1% INCREASE   1% DECREASE   1% INCREASE   1% DECREASE
                                                 -----------   -----------   -----------   -----------
                                                                    (IN THOUSANDS)
Effect on post-retirement benefit obligation...    $4,509        (3,926)       $2,822        $(2,465)
Effect on total of service and interest cost
  components...................................       507          (437)          330           (282)

     We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee's contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $1.2 million, $1.4 million and $1.7 million in 2002, 2001 and 2000, respectively.

NOTE 13.  COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

ECUSTA DIVISION

     In connection with the Ecusta Division sale (Note 3), the buyers assumed certain liabilities related to the operation of the Ecusta Division. In July 2002, we received notice from the buyers' legal counsel asserting claims for indemnification, without estimates of value, pursuant to the sale agreement. We are currently investigating these claims and have not yet determined the validity or value of these claims. As such, we cannot ascertain at this time what effect, if any, these claims will have on our consolidated financial position and/or results of operations.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     During August 2002, the buyers of the Ecusta Division shut down the paper manufacturing operation of the paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, two of the four related buyers of the Ecusta Division filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We do not expect to receive any proceeds from the bankruptcy proceedings. As of December 31, 2002, we had recorded liabilities totaling $2.6 million related to post-retirement benefits, workers compensation and vendor payables. These liabilities were to be assumed by the buyers or they have agreed to indemnify and hold us harmless. We also recorded a corresponding receivable of $2.6 million for amounts due from the buyers.

     In addition to the workers compensation benefits included in the accrual discussed above, we received notice from State of North Carolina indicating we may be liable for $1.6 million in additional workers compensation benefits. While we disagree with this position, if we are held liable, we are entitled to indemnification by the buyers under terms of the sales agreement.

     In addition to these amounts, as of December 31, 2002, our trade accounts receivable include $2.3 million for products sold by our S&H subsidiary to one of the buyers who has not filed for bankruptcy. Subsequent to year end, we have been paid the full amount of the trade accounts receivable by the one buyer.

     We are uncertain as to what additional claims, if any, resulting from the bankruptcy filing may be asserted against us for other liabilities that were assumed, or with respect to which we are indemnified, by the buyers or related to our former operation of the paper mill. At this time, no reserves have been recorded related to the receivables due from the buyers, as we are unable to ascertain the financial condition and intention of all of the buyers. Accordingly, we cannot ascertain at this time what effect, if any, these matters will have on our consolidated financial position and/or results of operations.

ENVIRONMENTAL MATTERS

     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

     SPRING GROVE, PENNSYLVANIA We are subject to the "Cluster Rule," a 1998 federal regulation in which the United States Environmental Protection Agency ("EPA") aims to regulate air and water emissions from certain pulp and paper mills, including kraft pulp mills, such as our Spring Grove facility. Issued under both the Clean Air Act and the Clean Water Act, the Cluster Rule establishes baseline emissions limits for toxic and conventional pollutant releases to both water and air.

     Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated to be approximately $37.0 million to be incurred before April 2004. The New Century Project includes improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100 percent chlorine dioxide substitution and a hardwood ozone bleaching system. Through December 31, 2002, we have invested approximately $12.3 million in this project. We presently do not anticipate difficulties in implementing the

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

     We are voluntarily cooperating with an investigation by the Pennsylvania DEP which commenced in February 2002, of our Spring Grove facility related to certain discharges, which are alleged to be unpermitted, to the Codorus Creek. There is no indication that these discharges had an impact on human health or the environment. We are currently engaged in negotiations with the Pennsylvania DEP regarding these matters (see Note 3).

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

     NEENAH, WISCONSIN We have previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls ("PCBs") in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility uses wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of NCR(R)-brand carbonless copy paper in the wastepaper that was received from others and recycled.

     As described below, various state and federal governmental agencies have formally notified seven potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The six other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp. (successor to Fort Howard Corp. and Fort James Corp.), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Company, and U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company). We believe some of these PRPs may have corporate or contractual relationships with unidentified entities that may shift monetary obligations arising from the lower Fox River and Bay of Green Bay.

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

     On January 7, 2003, the Wisconsin Department of Natural Resources (the "Wisconsin DNR") and EPA issued a Record of Decision ("ROD") for the cleanup of reaches of the lower Fox River known as Operable Unit 1 ("OU1") (which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility) and Operable Unit 2 ("OU2") (which is the portion of the river between dams at Appleton

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES and Little Rapids). This ROD does not address the entire lower Fox River or the Bay of Green Bay nor does it place any value on claims for NRDs associated with this matter. The environmental agencies have stated that the Record of Decision related to the remainder of the river and the Bay of Green Bay is expected to be issued during mid-2003.

     Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from Little Lake Butte des Morts. The ROD also requires the monitoring of the two operable units. Wisconsin DNR and EPA estimate that the remedy for these two reaches will cost approximately $75 million but could cost within a range from approximately $52 million to $112 million. The $75 million estimate is approximately the same amount estimated for these sections of the river in the Proposed Remedial Action Plan ("PRAP") issued in October, 2001 related to this matter. We are continuing to analyze the ROD to determine the viability of the remedy set forth therein and its potential impact on us.

     The total cost estimate of the PRAP, including OU1 and OU2, was $307.6 million (without a contingency factor) over a 7-18 year time period. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. Based on cost estimates of large-scale dredging response actions at other sites, we believe the PRAP's cost projections may underestimate actual costs of the proposed remedy by approximately $450 million.

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

     In June 1994, FWS notified the seven identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment will be delayed until after the selection of a remedy, the federal trustees released a plan on October 25, 2000 that values their NRDs for injured natural resources between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.

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

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

     We are seeking settlement with the Wisconsin agencies and with the federal government for all of our potential liabilities for response costs and NRDs associated with the contamination. The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility's share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower than the estimates. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable.

     We have entered into interim cost-sharing agreements with four of the other six PRPs, pursuant to which such PRPs have agreed to share both defense costs and costs for scientific studies relating to PCBs discharged into the lower Fox River. These interim cost-sharing agreements have no bearing on the final allocation of costs related to this matter. Based upon our evaluation of the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination, we believe our share of any liability among the seven identified PRPs is much less than one-seventh of the whole.

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

     We continue to believe that this matter will likely result in litigation, but cannot predict the timing, nature, extent or magnitude of such litigation. We currently are unable to predict our ultimate cost related to this matter.

     RESERVES FOR ENVIRONMENTAL LIABILITIES. The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability (including, but not limited to, those related to the lower Fox River and the Bay of Green Bay) cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves relating to unasserted claims for environmental liabilities for those matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. As of December 31, 2002, and December 31, 2001, we had accrued reserves for all contingent liabilities related to environmental matters of approximately $30.3 million and $28.8 million, respectively. These accruals are primarily included in "other long-term liabilities" on the Consolidated Balance Sheets. During the fourth quarter of 2002, we accrued and charged $1.5 million as an unusual item (see Note 3). We accrued and charged $2.4 million to pretax earnings each year in 2001 and 2000 related to the lower Fox River and the Bay of Green Bay.

     NEENAH, WISCONSIN -- RANGE OF REASONABLY POSSIBLE OUTCOMES. Based on analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $125 million, over a period that is undeterminable but could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. We have reduced the upper end of the monetary range previously disclosed due to

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES our belief that technological advance and improved remediation techniques would result in lower costs to remediate. In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the ROD for Operable Unit 1 and 2. We have also assumed full-scale dredging for the remainder of the river and the Bay of Green Bay, as set forth in the PRAP, at a significantly higher cost than estimated in the PRAP. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or will occur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

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

     SUMMARY Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on us. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedies proposed in the ROD and the PRAP, such orders would have a material adverse effect on our consolidated financial position, liquidity and results of operations and would result in a default under our loan covenants.

     We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty, however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTE 14.  OTHER SALES AND GEOGRAPHIC INFORMATION

     We sell a significant portion of our specialized printing papers through wholesale paper merchants. No individual customer accounted for more than 10% of our net sales in 2002, 2001 or 2000. Excluding the net sales of the Ecusta Division, net sales to one customer in 2001 were approximately 11% of total net sales.

     We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Paper, and Printing and Converting Papers, as well as Tobacco Papers, which is being exited. In 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are currently unable to provide all of the financial information identified in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

     The following table sets forth information with respect to net sales for each business unit, excluding the net sales of the Ecusta division, which was sold in August 2001:

                                                           YEAR ENDED DECEMBER 31
                                                       ------------------------------
                                                         2002       2001       2000
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
BUSINESS UNIT
Engineered Products..................................  $127,086   $116,622   $108,009
Long-Fiber & Overlay Papers..........................   110,461     99,816     95,888
Printing and Converting Papers.......................   286,428    295,681    319,079
Tobacco Papers.......................................    19,848     32,736     31,923
                                                       --------   --------   --------
     Total, excluding Ecusta.........................   543,823    544,855    554,899
     Ecusta Division.................................        --     90,836    169,821
                                                       --------   --------   --------
     Total...........................................  $543,823   $635,691   $724,720
                                                       ========   ========   ========

     Our 2002, 2001 and 2000 net sales to external customers and location of net plant, equipment and timberlands as of December 31, 2002, 2001 and 2000 are summarized below. Net sales are attributed to countries based upon origin of shipment. The net sales information below includes the results of the Ecusta Division through August 9, 2001. Plant and equipment -- net of the Ecusta Division at December 31, 2000 was $52.6 million (see Note 3).

                                    2002                             2001                             2000
                       ------------------------------   ------------------------------   ------------------------------
                                    PLANT, EQUIPMENT                 PLANT, EQUIPMENT                 PLANT, EQUIPMENT
                                          AND                              AND                              AND
                       NET SALES   TIMBERLANDS -- NET   NET SALES   TIMBERLANDS -- NET   NET SALES   TIMBERLANDS -- NET
                       ---------   ------------------   ---------   ------------------   ---------   ------------------
                                                                (IN THOUSANDS)
United States........  $386,458         $396,160        $477,437         $391,510        $567,520         $424,429
Germany..............   128,574          104,477         129,228           89,473         121,352          103,286
Other foreign
  countries..........    28,791           18,276          29,026           16,245          35,848           25,053
                       --------         --------        --------         --------        --------         --------
     Total...........  $543,823         $518,913        $635,691         $497,228        $724,720         $552,768
                       ========         ========        ========         ========        ========         ========

                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTE 15.  QUARTERLY RESULTS (UNAUDITED)

                                                                                              DILUTED EARNINGS
                            NET SALES             GROSS PROFIT             NET INCOME            PER SHARE
                       -------------------     -------------------     ------------------     ----------------
                         2002       2001         2002       2001        2002       2001        2002     2001
                       --------   --------     --------   --------     -------   --------     ------   -------
                                                  (IN THOUSANDS, EXCEPT PER SHARE)
First................  $131,998   $185,646     $ 34,507   $ 42,037     $11,124   $ 15,364     $0.26    $ 0.36
Second...............   137,473    170,287       28,934     34,629       7,576    (22,472)(c)  0.17     (0.53)(c)
Third................   136,044    145,301       33,673     31,631      13,311(A)    4,541(d)  0.30      0.11(d)
Fourth...............   138,308    134,457       29,683     33,486       5,584(B)    9,525     0.13       .22
                       --------   --------     --------   --------     -------   --------     -----    ------
Total................  $543,823   $635,691     $126,797   $141,783     $37,595   $  6,958(e)  $0.86    $ 0.16(e)
                       ========   ========     ========   ========     =======   ========     =====    ======

---------------

(a) After impact of an after-tax gain from settlement of certain escrow claims, including interest and associated liabilities related to the 1998 acquisition of our S&H subsidiary (unusual items) of $2.3 million.

(b) After impact of an after-tax restructuring charge related to severance and related costs and a contingent liability related to on-going state regulatory negotiations (unusual item) of $4.1 million.

(c) After impact of an after-tax charge primarily for the impairment of Ecusta assets (unusual item) of $33.6 million.

(d) After impact of an after-tax charge for the loss on the sale of Ecusta (unusual item) of $6.1 million.

(e) After impact of an after-tax charge primarily for the loss on the sale of Ecusta (unusual item) of $39.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Directors. The information with respect to directors required under this Item is incorporated herein by reference to pages 3 through 5 of our Proxy Statement, dated March 28, 2003.

     (b) Executive Officers of the Registrant. The information with respect to the executive officers required under this Item is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required under this Item is incorporated herein by reference to pages 9 through 18 of our Proxy Statement, dated March 28, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this Item is incorporated herein by reference to pages 20 through 22 of our Proxy Statement, dated March 28, 2003.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this Item is incorporated herein by reference pages 19 through 20 of our Proxy Statement, dated March 28, 2003.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and our acting chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), within 90 days of the filing of this Annual Report on Form 10-K, have concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to P. H. Glatfelter Company and its consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Our Consolidated Financial Statements as follows are included in
Part II, Item 8:

             i.  Consolidated Statements of Income for the Years Ended
                 December 31, 2002, 2001 and 2000
            ii.  Consolidated Balance Sheets as of December 31, 2002 and 2001
           iii. Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2002, 2001 and 2000
            iv.  Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2002, 2001 and 2000
             v.  Notes to Consolidated Financial Statements for the Years
                 Ended December 31, 2002, 2001 and 2000

         2. Financial Statement Schedules (Consolidated) are included in Part
IV:

             i. Schedule II -- Valuation and Qualifying Accounts -- For Each of the Three Years in the Period Ended December 31, 2002
                 (see S-1)
                 Schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the Notes to the Consolidated Financial Statements.
                 Our individual financial statements are not presented inasmuch as we are primarily an operating company and our consolidated subsidiaries are essentially wholly owned.

EXHIBIT INDEX

NUMBER                             DESCRIPTION OF DOCUMENTS
------                             ------------------------
(2)      Amended and Restated Acquisition Agreement dated as of August 9,
         2001 by and among Purico (IOM) Limited, RF & Son Inc., RFS US Inc.
         and RFS Ecusta Inc., as Buyers, and P. H. Glatfelter Company and
         Mollanvick, Inc., as Sellers (incorporated herein by reference to
         Exhibit 2 of our Current Report on Form 8-K dated August 24, 2001).
(3)(a)   Articles of Amendment dated April 27, 1977, including restated
         Articles of Incorporation (incorporated herein by reference to
         Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended
         December 31, 1993) as amended by:
             i.  Articles of Merger dated January 30, 1979 (incorporated herein by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December 31, 1993);
            ii.  a Statement of Reduction of Authorized Shares dated May 12,
                 1980 (incorporated herein by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December
                 31, 1993);
           iii.  a Statement of Reduction of Authorized Shares dated
                 September 23, 1981 (incorporated herein by reference to
                 Exhibit (3)(a) of our Annual Report on Form 10-K for the
                 year ended December 31, 1993);
            iv.  a Statement of Reduction of Authorized Shares dated August
                 2, 1982 (incorporated herein by reference to Exhibit (3)(a)
                 of our Annual Report on Form 10-K for the year ended
                 December 31, 1993);
             v.  a Statement of Reduction of Authorized Shares dated July 29,
                 1983 (incorporated herein by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December
                 31, 1993);
            vi.  Articles of Amendment dated April 25, 1984 (incorporated herein by reference to Exhibit (3)(a) of our Annual Report on Form 10-K for the year ended December 31, 1994);

NUMBER                             DESCRIPTION OF DOCUMENTS
------                             ------------------------
           vii.  a Statement of Reduction of Authorized Shares dated October
                 15, 1984 (incorporated herein by reference to Exhibit (3)(b)
                 of our Form 10-K for the year ended December 31, 1984);
          viii.  a Statement of Reduction of Authorized Shares dated December
                 24, 1985 (incorporated herein by reference to Exhibit (3)(b)
                 of our Annual Report on Form 10-K for the year ended
                 December 31, 1985);
            ix.  Articles of Amendment dated April 23, 1986 (incorporated herein by reference to Exhibit (3) of our Quarterly Report on Form 10-Q for the quarter ended March 31, 1986);
             x.  a Statement of Reduction of Authorized Shares dated July 11,
                 1986 (incorporated herein by reference to Exhibit (3)(b) of our Annual Report on Form 10-K for the year ended December
                 31, 1986);
            xi.  a Statement of Reduction of Authorized Shares dated March
                 25, 1988 (incorporated herein by reference to Exhibit (3)(b)
                 of our Annual Report on Form 10-K for the year ended
                 December 31, 1987);
           xii.  a Statement of Reduction of Authorized Shares dated November
                 9, 1988 (incorporated herein by reference to Exhibit (3)(b)
                 of our Annual Report on Form 10-K for the year ended
                 December 31, 1988);
          xiii.  a Statement of Reduction of Authorized Shares dated April
                 24, 1989 (incorporated herein by reference to Exhibit (3)(b)
                 of our Annual Report on Form 10-K for the year ended
                 December 31, 1989);
           xiv.  Articles of Amendment dated November 29, 1990 (incorporated herein by reference to Exhibit (3)(b) of our Annual Report on Form 10-K for the year ended December 31, 1990);
            xv.  Articles of Amendment dated June 26, 1991 (incorporated herein by reference to Exhibit (3)(b) of our Annual Report on Form 10-K for the year ended December 31, 1991);
           xvi.  Articles of Amendment dated August 7, 1992 (incorporated herein by reference to Exhibit (3)(b) of our Annual Report on Form 10-K for the year ended December 31, 1992);
          xvii.  Articles of Amendment dated July 30, 1993 (incorporated herein by reference to Exhibit (3)(b) of our Form 10-K for the year ended December 31, 1993); and
         xviii.  Articles of Amendment dated January 26, 1994 (incorporated herein by reference to Exhibit (3)(b) of our Annual Report on Form 10-K for the year ended December 31, 1993).
   (b)   Articles of Incorporation, as amended through January 26, 1994
         (restated for the purpose of filing on EDGAR) (incorporated herein by reference to Exhibit (3)(c) of our Annual Report on Form 10-K for
         the year ended December 31, 1993).
   (c)   By-Laws as amended through March 14, 2003, filed herewith.
(4)(a)   Indenture, dated as of July 22, 1997, between P. H. Glatfelter
         Company and The Bank of New York, relating to the 6 7/8% Notes due
         2007 (incorporated herein by reference to Exhibit 4.1 to our Form
         S-4 Registration Statement, Reg. No. 333-36395).
         Registration Rights Agreement, dated as of July 22, 1997, among P.
(4)(b)   H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities
         Corporation, relating to the 6 7/8% Notes due 2007 (incorporated herein by reference to Exhibit 4.3 to our Form S-4 Registration
         Statement, Reg. No. 333-36395).
(9)      P. H. Glatfelter Family Shareholders' Voting Trust dated July 1,
         1993 (incorporated herein by reference to Exhibit 1 of the Schedule
         13D filed by P. H. Glatfelter Family Shareholders' Voting Trust dated July 1, 1993).

NUMBER                             DESCRIPTION OF DOCUMENTS
------                             ------------------------
(10)(a)  P. H. Glatfelter Company Management Incentive Plan, adopted as of
         January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001 (incorporated herein by reference to
         Exhibit (10)(a) of our Annual Report on Form 10-K for the year ended
         December 31, 2000).**
         P. H. Glatfelter Company Supplemental Executive Retirement Plan, as
    (b)  amended and restated effective April 23, 1998 and further amended
         December 20, 2000 (incorporated herein by reference to Exhibit
         (10)(c) of our Form 10-K for the year ended December 31, 2000).**
         Description of Executive Salary Continuation Plan (incorporated
    (c)  herein by reference to Exhibit (10)(g) of our Annual Report on Form
         10-K for the year ended December 31, 1990).**
         P. H. Glatfelter Company Supplemental Management Pension Plan,
    (d)  effective as of April 23, 1998 (incorporated herein by reference to
         Exhibit (10)(f) of our Annual Report on Form 10-K for the year ended
         December 31, 1998).**
         P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan,
    (e)  as amended December 20, 2000 (incorporated herein by reference to
         Exhibit (10)(g) of our Annual Report on Form 10-K for the year ended
         December 31, 2000).**
         P. H. Glatfelter Company Deferred Compensation Plan for Directors,
    (f)  effective as of April 22, 1998 (incorporated herein by reference to
         Exhibit (10)(h) of our Annual Report on Form 10-K for the year ended
         December 31, 1998).**
         Change in Control Employment Agreement by and between P. H.
    (g)  Glatfelter Company and George H. Glatfelter II, dated as of December
         31, 2000 (incorporated herein by reference to Exhibit (10)(i) of our
         Annual Report on Form 10-K for the year ended December 31, 2000).**
         Change in Control Employment Agreement by and between P. H.
    (h)  Glatfelter Company and Robert P. Newcomer, dated as of December 31,
         2000 (incorporated by reference to Exhibit (10)(j) of our Annual
         Report on Form 10-K for the year ended December 31, 2000).
         (A) Schedule of Change in Control Employment Agreements, filed herewith.
         Employment Agreement by and between P. H. Glatfelter Company and
    (i)  Gerhard K. Federer, dated as of January 31, 2001 (incorporated herein by reference to Exhibit 10(k) of our Annual Report on Form
         10-K for the year ended December 31, 2001).**
         Loan Agreement, dated February 24, 1997, between P. H. Glatfelter
    (j)  Company, as borrower, and GWS Valuch, Inc., as lender (incorporated herein by reference to Exhibit (10)(h) of our Annual Report on Form
         10-K for the year ended December 31, 1996).
         Agreement between the State of Wisconsin and Certain Companies
         Concerning the Fox River, dated as of January 31, 1997, among P. H.
    (k)  Glatfelter Company, Fort Howard Corporation, NCR Corporation,
         Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills,
         Wisconsin Tissue Mills Inc. and the State of Wisconsin (incorporated herein by reference to Exhibit (10)(i) of our Annual Report on Form
         10-K for the year ended December 31, 1996).
         Credit Agreement, dated as of June 24, 2002, among P. H. Glatfelter
         Company, various subsidiary borrowers, Deutsche Bank AG New York
    (l)  Branch, as Agent, and various lending institutions with Deutsche
         Bank Securities Inc., as Lead Arranger and Book Runner (incorporated herein by reference to Exhibit 10.1 of our Quarterly Report on Form
         10-Q for the period ending June 30, 2002).
         Increase in Commitments and Lender Addition Agreement (incorporated
    (m)  herein by reference to Exhibit 10.1 of our Quarterly Report on Form
         10-Q for the period ending September 30, 2002).
         Supply and Service Agreement dated as of August 1, 2001 by and among
    (n)  Purico GmbH, Purico (IOM) Limited and Papierfabrik Schoeller &
         Hoesch GmbH & Co. (incorporated herein by reference to Exhibit 10(s)
         of our Annual Report on Form 10-K for the year ended December 31,
         2001).
         Contract for the Purchase and Bargain Sale of Property, filed
    (o)  herewith (exhibits omitted).
(21)     Subsidiaries of the Registrant, filed herewith.

NUMBER                             DESCRIPTION OF DOCUMENTS
------                             ------------------------
(23)     Consent of Independent Auditors, filed herewith.
(99.1)   Certification of George H. Glatfelter II, Chairman and Chief
         Executive Officer of Glatfelter, pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 -- Chief
         Executive Officer.
(99.2)   Certification of Robert Newcomer, Chairman and Chief Executive
         Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002, 18 U.S.C. Section 1350 -- Acting Chief Financial
         Officer.
(b)      The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2002 or thereafter
             i.  Form 8-K dated as of December 20, 2002, announcing our agreement to sell approximately 25,000 acres of land to The
                 Conservation Fund, filed pursuant to Item 5.
            ii.  Form 8-K dated as of December 23, 2002 to announce plans to implement cost reduction initiatives, filed pursuant to Item
                 5.
           iii.  Form 8-K dated as of January 13, 2003 announcing certain developments involving environmental matters involving our facility in Neenah, Wisconsin filed pursuant to Item 5.
            iv.  Form 8-K dated as of January 16, 2003 announcing the
                 retirement, effective June 30, 2003 of Robert P. Newcomer,
                 President and Chief Operating Officer filed pursuant to Item
                 5.

---------------

** Management contract or compensatory plan

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          P. H. GLATFELTER COMPANY
                                          (Registrant)

March 14, 2003
                                          By /s/ G. H. GLATFELTER II
                                            ------------------------------------
                                                   G. H. Glatfelter II
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

DATE                            SIGNATURE                                    CAPACITY
----                            ---------                                    --------
March 14, 2003  /s/ G. H. GLATFELTER II                      Principal Executive Officer and Director
                ------------------------------------------
                G. H. Glatfelter II

March 14, 2003  /s/ R. P. NEWCOMER                           Principal Financial Officer and Director
                ------------------------------------------
                R. P. Newcomer

March 14, 2003  /s/ C. M. SMITH                                    Principal Accounting Officer
                ------------------------------------------
                C. M. Smith

March 14, 2003  /s/ R. E. CHAPPELL                                           Director
                ------------------------------------------
                R. E. Chappell

March 14, 2003  /s/ K. DAHLBERG                                              Director
                ------------------------------------------
                K. Dahlberg

March 14, 2003  /s/ N. DEBENEDICTIS                                          Director
                ------------------------------------------
                N. DeBenedictis

March 14, 2003  /s/ P. G. FOULKROD                                           Director
                ------------------------------------------
                P. G. Foulkrod

March 14, 2003  /s/ J. R. HALL                                               Director
                ------------------------------------------
                J. R. Hall

March 14, 2003  /s/ M. A. JOHNSON II                                         Director
                ------------------------------------------
                M. A. Johnson II

March 14, 2003  /s/ R. J. NAPLES                                             Director
                ------------------------------------------
                R. J. Naples

March 14, 2003  /s/ R. L. SMOOT                                              Director
                ------------------------------------------
                R. L. Smoot

March 14, 2003  /s/ L. C. STEWART                                            Director
                ------------------------------------------
                L. C. Stewart

  CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I, George H. Glatfelter II, Chief Executive Officer of P. H. Glatfelter Company, certify that:

     1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of P. H. Glatfelter Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Glatfelter as of, and for the periods presented in this Annual Report;

     4. Glatfelter's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Glatfelter and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b) evaluated the effectiveness of Glatfelter's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Glatfelter's other certifying officer and I have disclosed, based on our most recent evaluation, to Glatfelter's auditors and the audit committee of the board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Glatfelter's ability to record, process, summarize and report financial data and have identified for Glatfelter's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter's internal controls; and

     6. Glatfelter's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

                                              /s/ GEORGE H. GLATFELTER II
                                          --------------------------------------
                                                 George H. Glatfelter II
                                                 Chief Executive Officer

  CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

I, Robert P. Newcomer, Acting Chief Financial Officer of P. H. Glatfelter Company, certify that:

     1. I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2002 of P. H. Glatfelter Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of Glatfelter as of, and for the periods presented in this Annual Report;

     4. Glatfelter's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Glatfelter and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

          (b) evaluated the effectiveness of Glatfelter's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

          (c) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. Glatfelter's other certifying officer and I have disclosed, based on our most recent evaluation, to Glatfelter's auditors and the audit committee of the board of directors:

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect Glatfelter's ability to record, process, summarize and report financial data and have identified for Glatfelter's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter's internal controls; and

     6. Glatfelter's other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

                                                /s/ ROBERT P. NEWCOMER
                                          --------------------------------------
                                                    Robert P. Newcomer
                                              Acting Chief Financial Officer

                                  SCHEDULE II
                   P. H. GLATFELTER COMPANY AND SUBSIDIARIES

                   SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002
                       VALUATION AND QUALIFYING ACCOUNTS

                                                              ALLOWANCES FOR
                                     ----------------------------------------------------------------
                                          DOUBTFUL ACCOUNTS          SALES DISCOUNTS AND DEDUCTIONS
                                     ---------------------------    ---------------------------------
                                      2002      2001       2000       2002        2001         2000
                                     ------    ------     ------    --------    --------     --------
Balance, beginning of year.........  $1,551    $1,515     $1,227    $  1,624    $  1,069     $  2,152
Other..............................     157(A)   (240)(a)                199(A)      (70)(b)
Provision..........................     732       861        809      12,172      11,499       17,845
Write-offs, recoveries and
  discounts allowed................    (229)     (585)      (521)    (12,333)    (10,874)     (18,928)
                                     ------    ------     ------    --------    --------     --------
Balance, end of year...............  $2,211    $1,551     $1,515    $  1,662    $  1,624     $  1,069
                                     ======    ======     ======    ========    ========     ========

---------------

(a) Relates primarily to changes in currency exchange rates

(b) Relates primarily to the sale of the Ecusta Division

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.