Form 10-Q
period 2003-03-31
GLATFELTER P H CO
filed 2003-05-13
CIK 41719

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q



       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       or

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                             from ______ to ______

                  For the quarterly period ended MARCH 31, 2003

                          Commission file number 1-3560



                             P.H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                            23-0628360
      (State or other jurisdiction of                      (IRS Employer Identification No.)
       incorporation or organization)

   96 SOUTH GEORGE STREET, SUITE 500
        YORK, PENNSYLVANIA 17401                                    (717) 225-4711
(Address of principal executive offices)         (Registrant's telephone number, including area code)

                                       N/A
          (Former name or former address, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No .

      Indicate by check mark whether the filer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

      As of April 30, 2003, P.H. Glatfelter Company had 43,707,861 shares of common stock outstanding.

================================================================================

                            P.H. GLATFELTER COMPANY
                              REPORT ON FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED

                                 MARCH 31, 2003




                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

  ITEM 1  Financial Statements
             Condensed Consolidated Statements of Income for the three
                months ended March 31, 2003 and 2002 (unaudited)                        3
             Condensed Consolidated Balance Sheets as of March 31, 2003 and
                December 31, 2002 (unaudited)                                           4
             Condensed Consolidated Statements of Cash Flows for the three
                months ended March 31, 2003 and 2002 (unaudited)                        5
             Notes to Condensed Consolidated Financial Statements (unaudited)           6

          Independent Accountants' Report                                              16

  ITEM 2  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                  17

  ITEM 3  Quantitative and Qualitative Disclosures About Market Risks                  26

  ITEM 4  Controls and Procedures                                                      27

PART II - OTHER INFORMATION

  ITEM 6  Exhibits and Reports on Form 8-K                                             28

SIGNATURES                                                                             29

CERTIFICATIONS                                                                         30

EXHIBIT INDEX                                                                          32






                                       -2-
                                   GLATFELTER

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             P.H. GLATFELTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
In thousands, except per share amounts                     2003          2002
--------------------------------------                   ---------    ---------
Net sales                                                $ 143,614    $ 131,998
Energy sales - net                                           2,277        2,166
                                                         ---------    ---------
     Total revenues                                        145,891      134,164
Cost of products sold                                      115,262       99,657
                                                         ---------    ---------
     Gross profit                                           30,629       34,507
Operating expenses
     Selling, general and administrative expenses           15,211       14,492
     Gain on sale of plant, equipment and timberlands      (30,547)        (568)
                                                         ---------    ---------
        Total operating expenses                           (15,336)      13,924
                                                         ---------    ---------
          Operating income                                  45,965       20,583
Other nonoperating income (expense)
     Interest expense on debt                               (3,409)      (3,744)
     Interest income on investments and other - net            187          242
     Other (income) expense - net                             (890)          22
                                                         ---------    ---------
        Total other income (expense)                        (4,112)      (3,480)
                                                         ---------    ---------
          Income before income taxes                        41,853       17,103
Income tax provision
   Current                                                   3,743        4,021
   Deferred                                                 11,333        1,958
                                                         ---------    ---------
     Total income tax provision                             15,076        5,979
                                                         ---------    ---------
         Net income                                      $  26,777    $  11,124
                                                         =========    =========
EARNINGS PER SHARE
   Basic and diluted                                     $    0.61    $    0.26

CASH DIVIDENDS DECLARED PER COMMON SHARE                 $   0.175    $   0.175


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



                                       -3-
                                   GLATFELTER

                             P.H. GLATFELTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     MARCH 31    December 31
In thousands                                                             2003           2002
------------                                                      -----------    -----------
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                         $    46,250    $    32,248
Accounts receivable - net                                              68,309         60,377
Inventories                                                            73,408         70,456
Prepaid expenses and other current assets                              10,449          9,473
                                                                  -----------    -----------
     Total current assets                                             198,416        172,554

PLANT, EQUIPMENT AND TIMBERLANDS - NET                                529,525        518,913

OTHER ASSETS                                                          308,494        261,735
                                                                  -----------    -----------
       Total assets                                               $ 1,036,435    $   953,202
                                                                  ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt                                 $       828    $       795
Short-term debt                                                         4,007          1,080
Accounts payable                                                       28,364         27,782
Dividends payable                                                       7,648          7,638
Income taxes payable                                                    8,652          1,918
Accrued compensation, other expenses and deferred income taxes         53,759         54,909
                                                                  -----------    -----------
     Total current liabilities                                        103,258         94,122

LONG-TERM DEBT                                                        255,486        218,709

DEFERRED INCOME TAXES                                                 196,679        184,180

OTHER LONG-TERM LIABILITIES                                            86,378         82,358
                                                                  -----------    -----------
     Total liabilities                                                641,801        579,369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock                                                              544            544
Capital in excess of par value                                         40,648         40,798
Retained earnings                                                     514,407        495,278
Accumulated other comprehensive loss                                   (2,730)        (3,708)
                                                                  -----------    -----------
                                                                      552,869        532,912
Less cost of common stock in treasury                                (158,235)      (159,079)
                                                                  -----------    -----------
     Total shareholders' equity                                       394,634        373,833
                                                                  -----------    -----------
         Total liabilities and shareholders' equity               $ 1,036,435    $   953,202
                                                                  ===========    ===========


               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



                                       -4-
                                   GLATFELTER

                             P.H. GLATFELTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31
In thousands                                                                        2003        2002
------------                                                                      --------    --------
OPERATING ACTIVITIES
Net income                                                                        $ 26,777    $ 11,124
Items included in net income not using
   (providing) cash
     Depreciation, depletion and amortization                                       12,585      11,082
     Pension income                                                                 (5,115)     (7,817)
     Deferred income tax provision                                                  11,333       1,958
     Net gain on sales of plant, equipment and
        timberlands                                                                (30,547)       (568)
     Expense related to 401(k) plans and other                                         220         425
Change in operating assets and liabilities
     Accounts receivable                                                            (6,749)     (6,065)
     Inventories                                                                    (1,932)     (2,802)
     Other assets and prepaid expenses                                              (1,491)     (5,339)
     Accounts payable, accrued compensation and other expenses, deferred income
        taxes and other long term liabilities                                       (3,136)    (10,194)
     Income taxes payable                                                            7,064      13,922
                                                                                  --------    --------
       Net cash provided by operating activities                                     9,009       5,726

INVESTING ACTIVITIES

Purchase of plant, equipment and timberlands                                       (25,223)     (7,984)
Proceeds from disposal of fixed assets                                                 274         580
                                                                                  --------    --------
       Net cash used by investing activities                                       (24,949)     (7,404)

FINANCING ACTIVITIES

Net proceeds from revolving credit facilities                                        2,681         535
Proceeds from borrowing from SunTrust Financial                                     34,000          --
Payment of dividends                                                                (7,648)     (7,481)
Proceeds from stock options exercised                                                  299       6,151
                                                                                  --------    --------
       Net cash provided (used) by financing activities                             29,332        (795)

     Effect of exchange rate changes on cash                                           610         257
                                                                                  --------    --------

     Net change in cash and cash equivalents                                        14,002      (2,216)
     Cash and cash equivalents at the beginning of period                           32,248      88,044
                                                                                  --------    --------
     Cash and cash equivalents at the end of period                               $ 46,250    $ 85,828
                                                                                  ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for
     Interest expense                                                             $  6,209    $  6,704
     Income taxes                                                                   (2,808)        265

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements.



                                       -5-
                                   GLATFELTER

                             P.H. GLATFELTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

2.    BASIS OF PRESENTATION

      These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Glatfelter and its wholly-owned subsidiaries. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Glatfelter's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      These condensed unaudited interim financial statements do not include all of the information and footnotes required for complete financial statements. In management's opinion, these financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified, where necessary, to conform to the current period presentation.

3.    STOCK-BASED COMPENSATION

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

            PRO FORMA INFORMATION No compensation expense has been recognized for non-qualified stock options granted. The weighted-average grant date fair value of options granted during 2002, 2001 and 2000 was $2.48, $3.84 and $2.60, respectively. No options were granted in the first quarter of 2003. The fair value of each option on the date of grant was estimated using the Black-Scholes option pricing using the following assumptions:

                                2002           2001           2000
                                ----           ----           ----
Risk-free interest rate          4.13%          5.57%          5.61%
Expected dividend yield          5.15           4.58           7.61
Expected volatility             27.80          29.70          42.00
Expected life                     6.5 YRS         10 yrs         10 yrs
                                ---------      ---------      ---------




                                       -6-
                                   GLATFELTER

            Had compensation cost for non-qualified stock options been determined consistent with SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
In thousands, except per share amounts                    2003          2002
--------------------------------------                   --------      --------
Net income
   As reported                                           $ 26,777      $ 11,124
   Stock-based compensation expense, after tax               (212)         (296)
                                                         --------      --------
   Pro forma                                             $ 26,565      $ 10,828
                                                         ========      ========
Earnings per share:
   Reported - basic and diluted                          $   0.61      $   0.26
   Pro forma - basic and diluted                             0.61          0.26
                                                         --------      --------



4.    RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We adopted SFAS No. 143 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

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

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, of which there were none in the first quarter of 2003.

      SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123," was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25.

      In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any significant accounting implications for us as all of our commitments and guarantees are on behalf of our subsidiaries. Effective January 1, 2003, we adopted the requirements of FIN No. 45.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003, amends and clarifies accounting for derivative instruments including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This standard is effective for contracts entered into or modified after June 30, 2003. Management has not yet determined the impact SFAS No. 149 will have on our consolidated financial position or results of operations.


                                       -7-
                                   GLATFELTER

5.    GAIN ON SALE OF TIMBERLANDS

      On March 21, 2003, the Company completed its previously announced agreement to sell approximately 25,500 acres of its timberlands in Maryland, with a carrying amount of $6.0 million, to a subsidiary of The Conservation Fund (the "Buyer"). As consideration for the timberlands, the Company received a 10-year note from the Buyer in the principal amount of $37.9 million (the "Note"). The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years the interest rate on the Note will be adjusted to the then existing bank prime rate. The Note is secured by a letter of credit issued by a financial institution.

      The Company pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears a fixed rate of interest at 3.82% for five years at which time the Company can elect to renew the obligation. The pre-tax gain recognized from this transaction was $31.2 million.

6.    EARNINGS PER SHARE

      The following table sets forth the details of basic and diluted earnings per share:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31
In thousands, except per share amounts                        2003         2002
--------------------------------------                       -------     -------
Net income                                                   $26,777     $11,124
                                                             =======     =======
Weighted average common shares outstanding
   used in computing basic earnings per share                 43,681      42,952
Common shares issuable upon exercise of
   dilutive stock options, restricted stock
   awards and performance awards                                  21         660
                                                             -------     -------
Weighted average common shares outstanding
   and common share equivalents used in
   computing diluted earnings per share                       43,702      43,612
                                                             =======     =======
Basic and diluted earnings per share                         $  0.61     $  0.26
                                                             -------     -------


7.    INVENTORIES

      Inventories, net of reserves were as follows:

                                                      MARCH 31       December 31
In thousands                                              2003              2002
------------                                           -------           -------
Raw materials                                          $12,924           $12,909
In-process and finished                                 37,900            35,621
Supplies                                                22,584            21,926
                                                       -------           -------
    Total                                              $73,408           $70,456
                                                       =======           =======



                                       -8-
                                   GLATFELTER

8.    RESTRUCTURING RESERVE

The following schedule summarizes activity in our restructuring reserve during the first quarter of 2003:

                                                 THREE MONTHS
                                                     ENDED
In thousands                                     MARCH 31, 2003
------------                                     --------------
Beginning balance                                    $2,572
Payments made                                          (521)
                                                     ------
    Ending balance                                   $2,051
                                                     ======


9.    LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                        MARCH 31    December 31
In thousands                                                2003           2002
------------                                           ---------      ---------
Revolving credit facility, due June 2006               $  70,420      $  67,681
6-7/8% Notes, due July 2007                              150,000        150,000
Note payable - SunTrust, due March 2008                   34,000             --
Other notes, various                                       1,894          1,823
                                                       ---------      ---------
Total long-term debt                                     256,314        219,504
    Less current portion                                    (828)          (795)
                                                       ---------      ---------
Long-term debt, excluding current portion              $ 255,486      $ 218,709
                                                       =========      =========

      On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced an old facility, enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525% to 1.05%. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance.

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

      On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the buyer (See Note 5). We pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears a fixed rate of interest at 3.82% for five years at which time the Company can elect to renew the obligation.

      P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.

      At March 31, 2003 and December 31, 2002, we had $3.0 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.


                                       -9-
                                   GLATFELTER

10.   FINANCIAL DERIVATIVES

      In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately E73.0 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our subsidiary in Gernsbach, Germany. The cross currency swap is recorded at fair value of $(9.6) million in the Consolidated Balance Sheets and changes in fair value are recognized in earnings as "Other income (expense)" in the Consolidated Statements of Income. The mark-to-market adjustment was completely offset by a gain on the related remeasurement of the U.S. Dollar denominated debt obligations.

      The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant.

11.   COMPREHENSIVE INCOME

      The following table sets forth comprehensive income and its components:

                                                          THREE MONTHS ENDED
                                                               MARCH 31
In thousands                                               2003          2002
------------                                            --------       --------
Net income                                              $ 26,777       $ 11,124
Foreign currency translation adjustment                      978           (317)
                                                        --------       --------
    Comprehensive income                                $ 27,755       $ 10,807
                                                        ========       ========


12.   COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

ECUSTA DIVISION

      In connection with the Ecusta Division sale in August 2001, the buyers assumed certain liabilities related to the operation of the Ecusta Division. In July 2002, we received notice from the buyers' legal counsel asserting claims for indemnification, without estimates of value, pursuant to the sale agreement. We are currently investigating these claims and have not yet determined the validity or value of these claims. As such, we cannot ascertain at this time what effect, if any, these claims may have on our consolidated financial position and/or results of operations.

      During August 2002, the buyers of the Ecusta Division shut down the paper manufacturing operation of the paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, two of the four related buyers of the Ecusta Division filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. We do not expect to receive any proceeds from the bankruptcy proceedings. As of March 31, 2003, we had recorded liabilities totaling $2.6 million related to post-retirement benefits, workers compensation and vendor payables. These liabilities were assumed by the buyers and they have agreed to indemnify and hold us harmless. We also recorded a corresponding receivable of $2.6 million for amounts due from the buyers.

      In addition to the workers compensation benefits included in the accrual discussed above, we received notice from State of North Carolina indicating we may be liable for $1.6 million in additional workers compensation benefits. While we disagree with this position, if we are held liable, we are entitled to indemnification by the buyers under terms of the sales agreement. The accompanying financial statements do not include an accrual for such amounts.

                                      -10-
                                   GLATFELTER

      In addition to these amounts, as of March 31, 2003, our trade accounts receivable include $2.2 million for products sold by our S&H subsidiary pursuant to a supply agreement with a party related to one of the buyers who has not filed for bankruptcy. Such accounts receivable balances totaled $1.6 million at April 30, 2003, reflecting additional sales partially offset by cash collections of $1.8 million.

      Since April 2003, we have had discussions with governmental authorities and private parties regarding the future of the Ecusta mill. While the future use and ownership of the mill remain unclear, it is possible the current owner of the mill will cease the operation of certain environmental-related systems and abandon the property. Should this occur, the governmental authorities have stated they will turn to us for the interim operation of the environmental-related systems and possibly for certain on-site work. At this time, we cannot predict whether this will occur. It is our understanding that the governmental authorities are continuing to investigate the environmental conditions at the mill, but that they believe that a three-month period of assured funding for the operation of environmental-related systems is necessary pending the results of their investigation.

      We are uncertain as to what additional Ecusta-related claims including environmental matters, if any, may be asserted against us for other liabilities that were assumed, or with respect to which we are indemnified by the buyers, or related to our former operation of the paper mill. At this time, no reserves have been recorded related to the receivables due from the buyers. We cannot ascertain at this time what effect, if any, these matters will have on our consolidated financial position and/or results of operations.



                                      -11-
                                   GLATFELTER

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

      Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated to be approximately $37.0 million to be incurred before April 2004. The New Century Project includes improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100 percent chlorine dioxide substitution and a hardwood ozone bleaching system. Through March 31, 2003, we have invested approximately $20.4 million in this project. We presently do not anticipate difficulties in implementing the New Century Project; however, we have not yet received all the required governmental approvals, nor have we installed all the necessary equipment.

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

      As described below, various state and federal governmental agencies have formally notified seven potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and

                                      -12-
                                   GLATFELTER
in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The six other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific (formerly Fort Howard Corp. and Fort James), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, and U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company). We believe some of these PRPs may have corporate or contractual relationships with unidentified entities that may shift monetary obligations arising from the lower Fox River and Bay of Green Bay.

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

      On June 20, 2002, the United States, the State of Wisconsin and the Fort James Operating Company ("Fort James") lodged a consent decree with the U.S. District Court for the Eastern District of Wisconsin. If entered, that consent decree would resolve certain outstanding claims, primarily NRD claims, against Fort James and a related entity. Under the terms of the proposed consent decree, Fort James would pay $6.2 million in cash to the United States and the State of Wisconsin in settlement of various claims related to NRDs and cost


                                      -13-
                                   GLATFELTER
recovery related to dredging of sediments at Deposits 56/57. Fort James also agrees to convey 1,063 acres of land to the State and to perform delineated NRD "restoration" projects at a cost of up to $3.9 million.

      We submitted comments on the proposed consent decree to the U.S. Department of Justice. These comments suggest that the United States, the State of Wisconsin and certain alleged natural resource trustees not move to enter this proposed consent decree, due to various procedural and substantive infirmities.Nevertheless, on March 28, 2003, the federal government made such a motion with respect to which the courts have not yet ruled. Because the plaintiffs have yet to provide a factual or legal justification for the settlement, we are not able to extrapolate an estimated settlement amount for Glatfelter from the proposed consent decree.

      We are actively negotiating a potential settlement with the Wisconsin agencies and with the federal government for all of our potential liabilities for response costs and NRDs associated with the contamination. The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility's share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower than the estimates. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable.

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

      RESERVES FOR ENVIRONMENTAL LIABILITIES The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability (including, but not limited to, those related to the lower Fox River and the Bay of Green Bay) cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves relating to unasserted claims for environmental liabilities for those matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. As of March 31, 2003 and December 31, 2002, we had accrued reserves for all contingent liabilities related to environmental matters of approximately $30.3 million. These accruals are primarily included in "other long-term liabilities" on the Consolidated Balance Sheets. No adjustments were made to the reserve during the first quarter of 2003 or during the first quarter of 2002.

      NEENAH, WISCONSIN - RANGE OF REASONABLY POSSIBLE OUTCOMES. Based on analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $125 million, over a period that is undeterminable but could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than

                                      -14-
                                   GLATFELTER
other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the ROD for Operable Unit 1 and 2. We have also assumed full-scale dredging for the remainder of the river and the Bay of Green Bay, as set forth in the PRAP, at a significantly higher cost than estimated in the PRAP. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or will occur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

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



13.  SEGMENT INFORMATION

      We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing and Converting Papers, as well as Tobacco Papers, which is being exited. In the latter part of 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are currently unable to provide detail business unit profitability reporting for periods prior to the system implementation.


      Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services.

      The following table sets forth net sales by business unit:

                                    Three Months
                                   Ended March 31               Percent of Total
                                 -----------------             -----------------
Dollars in millions                2003      2002     Change     2003      2002
--------------------------------------------------------------------------------
BUSINESS UNIT
Engineered Products                $32.3     $29.7     $2.6      22.5%     22.5%
Long-Fiber & Overlay Papers         35.3      26.6      8.7      24.6      20.1
Printing and Converting Papers      72.0      70.7      1.3      50.1      53.6
Tobacco Papers                       4.0       5.0     (1.0)      2.8       3.8
                                  ----------------------------------------------
     Total                        $143.6    $132.0    $11.6     100.0%    100.0%
                                  ==============================================

      The following table sets forth profitability by business unit and the composition of consolidated income before income taxes:

                                                      Three Months Ended
                                                        March 31, 2003
                                             -----------------------------------
                                                Operating           Operating
Dollars in millions                              Profit               Margin
--------------------------------------------------------------------------------
BUSINESS UNIT
Engineered Products                               $1.3                  4.0%
Long-Fiber & Overlay Papers                        6.2                 17.6
Printing and Converting Papers                     1.8                  2.5
Tobacco Papers                                    (1.3)               (32.5)
                                                 ------               ------
     Total Business Unit                          $8.0                  5.4%
Energy sales, net                                  2.3
Pension income, net                                5.1
Gain on sale of plant, equipment and
      timberlands, net                            30.6
                                                 ------
     Total consolidated operating income          46.0
Interest expense, net                             (3.6)
Other income (expense), net                       (0.5)
                                                 ------
     Income before income taxes                  $41.9
                                                 ======

      Management evaluates results of operations before energy sales, gains from asset sales and the effects of non-cash pension income because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that management performance is evaluated internally and by the Company's Board of Directors.

                                      -15-
                                   GLATFELTER

                         INDEPENDENT ACCOUNTANTS' REPORT

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 2003 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of P.
H. Glatfelter Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 28, 2003 (which includes an explanatory paragraph concerning the Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Deloitte & Touche LLP


Philadelphia, Pennsylvania
May 12, 2003



                                      -16-
                                   GLATFELTER

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF INCOME

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter's Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in its 2002 Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, cost of products sold, pension costs, environmental costs and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

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

CRITICAL ACCOUNTING POLICIES

      The following discussion and analysis of our consolidated financial position and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, doubtful accounts, inventories, investments and financial derivative instruments, long-lived assets and contingencies, including environmental matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.


                                      -17-
                                   GLATFELTER

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

vi. We have made estimates and accrued for liabilities assumed by the buyers of the Ecusta Division. In addition, we have recorded receivables due from the buyers to reimburse us for such liabilities as well as for other expenses we were to pay on the buyers' behalf. We continue to evaluate the collectibility of the receivables due from the buyers and, at March 31, 2003, have determined that no reserves are necessary for such receivables. However reserves may be necessary in future periods.

      Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002, Item 8 - Financial Statements and Supplementary Data - Note 2 and the Notes included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, for a discussion of our accounting policies with respect to these and other items.

OVERVIEW

      We are one of the world's leading manufacturers of specialized papers and engineered products. During 2002 we completed the reorganization of the way we manage our business. We now operate three business units: Engineered Products, Long-Fiber & Overlay Papers and Printing and Converting Papers. We also completed our IMPACT project, which included the installation of a worldwide enterprise resource planning ("ERP") information system.



                                      -18-
                                   GLATFELTER

RESULTS OF OPERATIONS

FIRST QUARTER OF 2003 VERSUS FIRST QUARTER OF 2002

      The following table sets forth summarized results of operations.

                                                      THREE MONTHS ENDED
                                                           MARCH 31
                                                      ----------------
In millions                                            2003      2002     CHANGE
-----------                                           ------    ------    ------
Net sales                                             $143.6    $132.0    $ 11.6
Energy sales, net                                        2.3       2.2       0.1
                                                      ------    ------    ------
    Total revenue                                      145.9     134.2      11.7
Cost of products sold                                  115.3      99.7      15.6
                                                      ------    ------    ------
    Gross profit                                        30.6      34.5      (3.9)
Operating expenses
  Selling, general and administrative expenses          15.2      14.5       0.7
   Gain on sale of plant, equipment and
     timberlands                                       (30.6)     (0.6)    (30.0)
                                                      ------    ------    ------
      Total operating expenses                         (15.4)     13.9     (29.3)
                                                      ------    ------    ------
Operating income                                        46.0      20.6      25.4
Interest expense, net                                   (3.2)     (3.5)      0.3
Other income (expense), net                             (0.9)      0.0      (0.9)
                                                      ------    ------    ------
    Income before income taxes                          41.9      17.1      24.8
Income taxes                                            15.1       6.0       9.1
                                                      ------    ------    ------
   Net income                                         $ 26.8    $ 11.1    $ 15.7
                                                      ======    ======    ======

Net income and diluted earnings per share for the first quarter of 2003 of $26.8 million and $0.61, respectively, compared to $11.1 million and $0.26, respectively, for the comparable quarter in 2002. The 2003 first quarter results include a pre-tax gain of $31.2 million, or $20.0 million after-tax, from the previously announced sale of approximately 25,500 acres of timberlands, as well as a $0.7 million after-tax loss on the sale of certain paper making equipment. Earnings for the first quarter of 2003 before these asset sales were $7.5 million, or $0.17 per diluted share. On this basis, the decline in earnings was primarily due to higher costs of products sold and lower non-cash pension income in the first quarter of 2003. Reported earnings in the quarter-to-quarter comparison were also favorably impacted by the weakening of the U.S. Dollar versus the Euro and the resulting impact on translated results of international operations. The weaker U.S. Dollar had an estimated favorable impact on net income of approximately $0.8 million, after tax, in the first quarter of 2003.

NET SALES

Our consolidated net sales totaled $143.6 million for the first quarter of 2003 compared to $132.0 million for the year-earlier first quarter, an increase of $11.6 million, or 8.8%. Sales growth was primarily attributable to increased volumes in our Long Fiber & Overlay and Engineered Products business units. The increase was also due to the effect of an 8.7% increase in average net selling price, driven, in large part, by the effect of a weaker U.S. Dollar relative to the Euro. In the quarter-to-quarter comparison, the weaker U.S. Dollar benefited translated net sales of international operations by approximately $7.7 million.


      During the first quarter of 2003, sales volume for our Engineered Products increased by approximately 6.0% compared to the first quarter of 2002, and average net selling prices increased moderately. Our Long-Fiber & Overlay Papers business unit experienced increased sales volume for its products. However, excluding the effects of a weaker U.S. Dollar relative to the Euro, this unit's pricing remained relatively constant. In the Printing and Converting Papers business unit, our net sales volume declined less than 1% compared to the same period a year ago. Printing and Converting Papers, a more mature business unit, continued to experience declining prices, reversing favorable pricing trends that were seen during the third quarter of 2002. Tobacco Papers represent a business unit that we are exiting pending completion of our agreement to provide tobacco papers to an affiliate of one of the buyers of our Ecusta Division. We expect sales from this unit to approximate $8.0 million to $10.0 million in 2003. The lower proportion of tobacco papers sales relative to our total sales is expected to have a favorable impact on our gross margin.


                                      -19-
                                   GLATFELTER

ENERGY SALES, NET

Energy sales, net totaled $2.3 million in the first quarter of 2003 compared with $2.2 million in the comparable quarter of 2002. Energy sales represent net revenue earned from the sale of excess power generated by our Spring Grove mill.

COST OF PRODUCTS SOLD AND GROSS PROFIT

Cost of products sold ("COS") increased $15.6 million, or 15.6%, in the quarter-to-quarter comparison. COS is approximately $5.3 million higher in the first quarter of 2003 than in the prior-year first quarter due to the weakening of the U.S. Dollar compared to the Euro and the resulting impact on translated COS of international operations. In addition, the increase in COS consisted of approximately $2.0 million of higher market pulp and wastepaper costs, $2.0 million of energy-related costs, $0.6 million attributable to the impact of heavy snows during 2003 and $1.9 million of lower non-cash pension income. Approximately $1.5 million of the increase in COS was due to higher sales volumes.

      Gross profit in the first quarter of 2003 totaled $30.6 million, a decline of $3.9 million from the year-earlier quarter, and our gross margin was 21.3% and 26.1% in the first quarter of 2003 and 2002, respectively, reflecting the net effect of the factors discussed above in Net Sales and COS.

      Our gross margin includes net non-cash pension income resulting from the overfunded status of our defined benefit pension plans. The following table is presented to provide additional analysis of the changes in COS, eliminating the benefit of net non-cash pension income.

                                                       THREE MONTHS ENDED
                                                           MARCH 31
                                                       ----------------
In millions                                             2003      2002     CHANGE
-----------                                            ------    ------    ------
Cost of products sold excluding net pension income     $119.8    $106.1    $ 13.7
Benefit of pension income                                (4.5)     (6.4)      1.9
                                                       ------    ------    ------
   Cost of products as reported                        $115.3    $ 99.7    $ 15.6
                                                       ======    ======    ======

      Our net non-cash pension income allocable to cost of products sold is expected to total $18.6 million for the full year 2003 compared to $26.9 million in 2002. Non-cash pension income is estimated each year using certain actuarial assumptions and certain other factors, including the fair value of our pension assets as of the first date of the calendar year. The fair value of our pension assets has decreased significantly since January 1, 2002.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

In the first quarter of 2003, SG&A expenses totaled $15.2 million compared with $14.5 million in the year-earlier quarter. The increase was primarily due to a $0.9 million unfavorable effect of a weaker U.S. Dollar on translated SG&A expenses of international operations, a $0.5 million increase in depreciation expense related to our investment in a worldwide ERP information system, and an $0.8 million reduced amount of non-cash pension income.



                                      -20-
                                   GLATFELTER

      The following table is presented to provide additional analysis of SG&A expenses eliminating the benefit of net non-cash pension income.

                                                   THREE MONTHS ENDED
                                                       MARCH 31
                                                   -----------------
In millions                                         2003       2002        Change
-----------                                        -----       -----       ------
SG&A excluding net pension income                  $15.8       $15.9       $(0.1)
Benefit of pension income                           (0.6)       (1.4)        0.8
                                                   -----       -----       -----
   SG&A as reported                                $15.2       $14.5       $ 0.7)
                                                   =====       =====       =====

      The fair value of our pension assets has decreased significantly since January 1, 2002. For the full year 2003, non-cash pension income allocable to SG&A expenses is projected to be $2.6 million compared to $5.7 million in 2002.

GAIN ON SALES OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first quarter of 2003 we recognized a net gain from the sale of plant, equipment and timberlands of $30.6 million. This primarily represents a $31.2 million gain from the sale in March 2003 of approximately 25,500 acres of timberlands to a subsidiary of The Conservation Fund, a non profit land conservation fund (the "Buyer").

      As consideration for the timberlands, we received a 10-year note from the Buyer in the principal amount of $37.9 million (the "Note"). The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years the interest rate on the Note will be adjusted to the then existing bank prime rate. The full amount of the Note is secured by a letter of credit issued by a financial institution. As more fully discussed in Liquidity and Capital Resources, we pledged the Note and letter of credit as collateral for a $34.0 million term loan from a financial institution.

      In connection with the timberland sale, we entered in a Supply Agreement (the "Agreement") with the Buyer pursuant to which we agreed to purchase from the Buyer a minimum of 275,400 tons of pine pulpwood at market prices over the eight-year term of the Agreement.

INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

                                                          THREE MONTHS ENDED
                                                             MARCH 31
                                                          --------------
In millions                                               2003      2002    CHANGE
-----------                                               -----    -----    ------
Interest expense on debt                                  $(3.4)   $(3.7)   $0.3
Interest income on investments and other - net              0.2      0.2      --
                                                          -----    -----    ----
     Interest expense, net                                $(3.2)   $(3.5)   $0.3
                                                          =====    =====    ====

      Interest expense decreased in the quarter-to-quarter comparison primarily due lower debt outstanding in the current year compared to the prior-year quarter. On average, total debt outstanding declined approximately $50.0 million. The weakening of the U.S. Dollar compared to the Euro, and the resulting impact on translated interest expense for U.S. Dollar results partially offset the favorable effect of lower debt balances.

OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $(0.9) million primarily due to foreign currency transaction losses and net expense on cross-currency rate swaps.

INCOME TAXES

Income taxes increased $9.1 million to $15.1 million for the quarter ended March 31, 2003. The change in the income tax provision for the first quarter of 2003 compared to the same period of 2002 is primarily due to a $24.8 million increase in earnings before income taxes.



                                      -21-
                                   GLATFELTER

BUSINESS UNITS

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing and Converting Papers, as well as Tobacco Papers, which is being exited. In the latter part of 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are currently unable to provide detail business unit profitability reporting for periods prior to the system implementation.

      Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to generally accepted accounting principles; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services.

      The following table sets forth net sales by business unit:

                                       THREE MONTHS
                                       ENDED MARCH 31            PERCENT OF TOTAL
                                      ---------------            ----------------
Dollars in millions                    2003     2002    CHANGE    2003     2002
-------------------                   ------   ------   ------   ------   -------
BUSINESS UNIT
Engineered Products                   $ 32.3   $ 29.7   $  2.6     22.5%    22.5%
Long-Fiber & Overlay Papers             35.3     26.6      8.7     24.6     20.1
Printing and Converting Papers          72.0     70.7      1.3     50.1     53.6
Tobacco Papers                           4.0      5.0     (1.0)     2.8      3.8
                                      ------   ------   ------   ------   ------
    Total                             $143.6   $132.0   $ 11.6    100.0%   100.0%
                                      ======   ======   ======   ======   ======

      The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

                                                               THREE MONTHS ENDED
                                                                 MARCH 31, 2003
                                                             Operating    Operating
Dollars in millions                                            Profit       Margin
-------------------                                            ------       ------
BUSINESS UNIT
Engineered Products                                            $ 1.9        5.9%
Long-Fiber & Overlay Papers                                      6.2       17.6
Printing and Converting Papers                                   1.2        1.7
Tobacco Papers                                                  (1.3)     (32.5)
                                                               -----
     Total Business Unit                                       $ 8.0        5.4%
Energy sales, net                                                2.3
Pension income, net                                              5.1
Gain on sale of plant, equipment and timberlands, net           30.6
                                                               -----
     Total consolidated operating income                        46.0
Interest expense, net                                           (3.6)
Other income (expense), net                                     (0.5)
                                                               -----
     Income before income taxes                                $41.9
                                                               =====

      Management evaluates results of operations before energy sales, gains from asset sales and the effects of non-cash pension income because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that management performance is evaluated internally and by the Company's Board of Directors.



                                      -22-
                                   GLATFELTER

OUTLOOK

      Thus far in 2003, demand for printing and converting papers has remained sluggish. Recently announced increases in pulp costs indicate a possibility of increasing selling prices for Printing and Converting Papers during the year. Historically, pulp price increases have preceded selling price increases for this business unit by several months. The outlook for the Engineered Products and Long-Fiber & Overlay Papers business units is relatively stable. We anticipate a reduction in sales volume during the remainder of 2003 for Long-Fiber & Overlay Papers due to downtime associated with the rebuild of a paper machine in Gernsbach.

      COS is subject to variations in market prices for, among others, market pulp, wastepaper and energy, in addition to fluctuations in the value of the U.S. Dollar relative to the Euro on translated results of international operations. Generally, the cost of these materials has experienced significant increases over recent quarters. Although we are unable to predict with any degree of certainty the extent or composition of further increases, if any, we believe the extent or magnitude of any additional cost increases may moderate during the balance of 2003. The cost of market pulp and wastepaper is expected to be higher in 2003 than in 2002 based on price increases in the pulp market in effect during the first quarter of 2003, our evaluation of market trends, and indicators including, but not limited to, short term prices for market pulp, chip availability, capacity and market consumption.

      Market prices for natural gas significantly influence our Neenah and Gernsbach facilities' production costs. The Neenah and Gernsbach facilities require approximately 1.4 million decatherms and 0.9 million decatherms of heat, respectively, annually. A portion of the Neenah facility's steam requirements is met through a long-term supply agreement with Minergy Corporation. The cost of steam purchased from Minergy is based on the market price for natural gas. Based on expected production levels, a $1 per decatherm increase in the cost of gas is expected to increase the cost of operating our Neenah facility by approximately $1.4 million per year. In some instances, we can partially mitigate the effects of price increases in natural gas by internally generating a portion of our steam needs at the Neenah facility. Under a supply contract, the cost of gas consumed by Gernsbach is based on the price of oil. Thus far during 2003, Gernsbach has experienced much less volatility in its cost of natural gas than that of our Neenah facility.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

      Total assets were $1.0 billion and $953.2 million and shareholders' equity was $394.6 million and $373.8 million, at March 31, 2003 and December 31, 2002, respectively. Our business is capital intensive and requires significant expenditures for new or enhanced equipment and environmental compliance matters and, to support our business strategy, research and development efforts to develop new or enhanced products. Liquidity is provided primarily from operating cash flow together with credit facilities. In addition, during the first quarter of 2003, we completed the 25,500-acre sale of timberlands as part of our ongoing initiative to realize value from all of our assets.

      The following table summarizes cash flow information.

                                                        THREE MONTHS ENDED
                                                           MARCH 31
                                                        --------------
In millions                                              2003     2002    CHANGE
-----------                                             -----    -----    ------
Cash and cash equivalents at beginning of period        $32.2    $88.0    $(55.8)
Cash provided by (used for)
   Operating activities                                   9.0      5.7      3.3
   Investing activities                                 (24.9)    (7.4)   (17.5)
   Financing activities                                  29.3     (0.8)    30.1
   Effect of exchange rate changes on cash                0.6      0.3      0.3
                                                        -----    -----    ------
     Net cash provided (used)                            14.0     (2.2)    16.2
                                                        -----    -----    ------
   Cash and cash equivalents at end of period           $46.2    $85.8    $(39.6)
                                                        =====    =====    ======




                                      -23-
                                   GLATFELTER

      An analysis of cash flows follows:

      Operating Activities. Cash provided by operating activities totaled $9.0 million for the first three months of 2003 and $5.7 million in the year-earlier first quarter. Operating cash flow increased primarily due to initiatives to improve working capital. Although the timberland sale resulted in an after-tax gain of $20.2 million, cash will be received from the buyer upon payment of its 10-year note. Cash from the timberland sale was realized by pledging the Note as collateral for a $34.0 million term loan. The resulting cash proceeds are reflected as cash provided by financing activities.

      Investing Activities. Net cash used in investing activities totaled $24.9 million in the first quarter of 2003 compared with $7.4 million in the first quarter of 2002. Capital expenditures during 2003 primarily relate to the New Century Project and the rebuild of a papermaking machine in Gernsbach, Germany.

      Financing Activities. Net financing activities provided $29.3 million of cash during the first quarter of 2003 compared with an $0.8 million use of cash in the first quarter of 2002. The primary source of cash from financing activities during the first quarter of 2003 was the $34.0 million borrowed under a term loan secured by the pledge of the Note received in connection with the timberland sale. Proceeds from this borrowing together with $2.7 million of other borrowings, primarily under our revolving credit facility, were partially offset by $7.6 million of cash dividends paid on our common stock during the quarter. In the first quarter of 2002, $7.5 million of cash dividends paid were substantially offset by $6.2 million of proceeds from the exercise of stock options at a time when the market price of our common stock exceeded the exercise price of stock options.

      The following table sets forth Glatfelter's outstanding indebtedness.

                                                        MARCH 31    December 31
In thousands                                                2003           2002
------------                                           ---------      ---------
Revolving credit facility, due June 2006               $  70,420      $  67,681
6-7/8% Notes, due July 2007                              150,000        150,000
Note payable - SunTrust, due March 2008                   34,000             --
Other notes, various                                       1,894          1,823
                                                       ---------      ---------
Total long-term debt                                     256,314        219,504
Less current portion                                        (828)          (795)
                                                       ---------      ---------
Long-term debt, excluding current portion              $ 255,486      $ 218,709
                                                       =========      =========

      On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced an old facility, enables us to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525% to 1.05%. Borrowings can be made for any time period from one day to six months. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. The Facility requires Glatfelter to meet certain leverage and interest coverage ratios, with both of which we are in compliance.

      The Facility also provides an additional source of liquidity in the form of a $50.0 million accounts receivable securitization program. Should we elect to do so, we have the ability to securitize certain eligible domestic accounts receivable. Although the Facility provides this financing vehicle, we have no plans to use it in the foreseeable future.

      As the Facility matures on June 24, 2006, it has been classified on the Balance Sheet as "Long-term debt." As of March 31, 2003, $70.4 million was outstanding and an additional $54.6 million was available for borrowing under the Facility.



                                      -24-
                                   GLATFELTER

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

      On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest-bearing note from the buyer (See Note 5). We pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears a fixed rate of interest at 3.82% for five years at which time the Company can elect to renew the obligation.

      PNC Financial Services Group, Inc. ("PNC") beneficially owns approximately 35% of our common stock, primarily as a trustee for numerous trusts for the benefit of Glatfelter family members. PNC Bank, National Association, a subsidiary of PNC, is a member of a syndicate of banks under the Facility. One member of our Board of Directors is the retired Regional Chairman of PNC Bank National Association, Philadelphia/South Jersey markets.

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

      CAPITAL SPENDING During the first quarter of 2003, capital expenditures totaled $25.2 million compared with $8.0 million in the first quarter of 2002 and $51.2 million for the full year 2002. Capital expenditures are expected to be $75.2 million for the full year 2003. For the near-term period beyond 2003, capital expenditures are expected to be at or below levels of annual depreciation.

The following table summarizes capital spending by major project, by year:

                                                                           L&OP
In millions                                             New Century      Gernsbach
-----------                                             -----------      ---------
Prior to 2003                                              $12.3           $ 5.6
During first quarter 2003                                    8.1            13.9
                                                           -----           -----
  To date                                                   20.4            19.5
Forecast
  2003                                                      14.9            13.3
  After 2003                                                 1.5              --
                                                           -----           -----
     Project total                                         $36.8           $32.8
                                                           =====           =====

      New Century Project - The New Century Project is an initiative underway at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program as set forth by the EPA's "Cluster Rule". This project includes new hardwood brownstock washing, installation of hardwood oxygen delignification, 100% chlorine dioxide substitution on both the hardwood and softwood fiber lines, and a hardwood ozone bleaching system. To comply with the Cluster Rule, we will also install equipment to reduce air emissions of air pollutants and odorous compounds.

      Long-Fiber & Overlay Papers ("L&OP") Gernsbach - During 2002, we began our project to expand long-fiber and overlay papers capacity in Gernsbach, Germany. The rebuild of our #9 paper machine is expected to allow us to produce new and advanced products and achieve greater cost efficiency. The increase in the expected cost to complete the paper machine rebuild reflects the effect of the weakening of the U.S. Dollar relative to the Euro and the resulting impact on translated capital expenditures of our subsidiary in Gernsbach, Germany.



                                      -25-
                                   GLATFELTER

DIVIDEND PAYMENTS During the first quarter of 2003 and 2002 and for the full year 2002, cash dividends paid on common stock totaled $7.6 million, $7.5 million and $30.3 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

      Environmental Matters We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. (See Item 1 - Financial Statements - Note 12 for a summary of significant environmental matters.)

      We expect to meet all our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of timberlands, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 - Financial Statements -
Note 12, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2003, we had debt outstanding of approximately $256.2 million, of which $70.4 million, or 27.5% was variable rate.

      The table below presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

                                             Period or Year Ended December 31                At March 31, 2003
                                   -----------------------------------------------------    -------------------
                                                                                            Carrying    Fair
Dollars in thousands                 2003       2004       2005       2006        2007       Value      Value
--------------------               --------    --------   --------   --------   --------    --------   --------
LONG-TERM DEBT
Average principal outstanding
   At fixed interest rates         $180,499    $184,610   $180,174   $180,000   $115,250    $185,894   $193,594
   At variable interest rates        70,420      70,420     70,420     34,036                 70,420     70,420
Weighted-average interest rate
   On fixed interest rate debt         6.38%       6.31%      6.31%      6.31%      5.97%
   On variable interest rate
   debt                                3.44        3.44       3.44       3.44

CROSS-CURRENCY SWAP
   Pay variable - EURIBOR           E72,985     E72,985    E72,985    E72,985
     Variable rate paid                3.30%       3.30%      3.30%      3.30%
   Receive variable - US$
   LIBOR                            $70,000     $70,000    $70,000    $70,000
     Variable rate received            1.94%       1.94%      1.94%      1.94%

      Variable rate debt outstanding represents borrowing under our revolving credit facility. Borrowings incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. March 31, 2003, the interest rate paid was 3.44%. An instantaneous 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.7 million.



                                      -26-
                                   GLATFELTER

      At March 31, 2003, all variable-rate debt was recorded at S&H, our wholly-owned subsidiary in Gernsbach, Germany, where the functional currency is the Euro.

     At March 31, 2003, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately E73 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our S&H subsidiary in Gernsbach, Germany. The cross currency swaps are recorded at fair value on the Consolidated Balance Sheet and changes in fair value are recognized in earnings as "Other income (expense)" in the Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. Dollar denominated obligations when they are remeasured in Euros, the functional currency of S&H (See Item 1 - Financial Statements - Note 10).

      We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the quarter ended March 31, 2003, approximately 69% of our net sales were shipped from the United States, 25% from Germany, and 6% from other international locations.

ITEM 4.  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)), within 90 days of the filing of this Quarterly Report on Form 10-Q, have concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to P. H. Glatfelter Company and its consolidated subsidiaries would be made known to them by others within those entities.

         CHANGES IN INTERNAL CONTROLS

         There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.



                                      -27-
                                   GLATFELTER

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

      The following exhibits are incorporated by reference or filed herewith.

            10.1  Employment agreement between the Registrant and John C. van
                     Roden, Jr., Chief Financial Officer.

            10.2  Severance agreement between the Registrant and Robert C.
                     Newcomer, President and Chief Operating Officer (exhibits ommitted).

            10.3  Term Loan Agreement, dated as of March 21, 2003, among GPW
                     Timberlands, LLC, (a wholly owned subsidiary of the Registrant) and Suntrust Bank, as Administrative Agent.

            15    Letter in lieu of consent regarding review report of unaudited interim financial information.

            99.1  Certification of George H. Glatfelter II, Chairman and Chief
                     Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Executive Officer.

            99.2  Certification of John C. van Roden, Jr., Senior Vice President
                     and Chief Financial Officer, of Glatfelter, pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                     Section 1350 - Chief Financial Officer

      (b)   REPORTS ON FORM 8-K

            During the quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K.

            i. Form 8-K dated as of January 13, 2003, reporting certain environmental matter developments involving our facility in Neenah, Wisconsin, filed pursuant to Item 5.

            ii. Form 8-K dated as of January 16, 2003, reporting the retirement, effective June 30, 2003, of Robert P. Newcomer, President and Chief Operating Officer, filed pursuant to Item 5.

            iii. Form 8-K dated as of March 21, 2003, reporting the completion of the Company's previously announced agreement to sell approximately 25,500 acres of land, filed pursuant to Item 5.



                                      -28-
                                   GLATFELTER

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Date: May 13, 2003      By: /s/ John C. van Roden, Jr.
                                               ---------------------------------
                                                    John C. van Roden, Jr.
                                                    Senior Vice President and
                                                      Chief Financial Officer



                                      -29-
                                   GLATFELTER

  CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002


I, George H. Glatfelter II, Chief Executive Officer of P. H. Glatfelter Company, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003 of P. H. Glatfelter Company;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Glatfelter as of, and for the periods presented in this Quarterly Report;

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

      (b) evaluated the effectiveness of Glatfelter's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

      (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Glatfelter's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                 Date: May 13, 2003        By: /s/ George H. Glatfelter II
                                              ----------------------------------
                                                   George H. Glatfelter II
                                                   Chief Executive Officer





                                      -30-
                                   GLATFELTER

  CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002


I, John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of
P. H. Glatfelter Company, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003 of P. H. Glatfelter Company;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of Glatfelter as of, and for the periods presented in this Quarterly Report;

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

      (b) evaluated the effectiveness of Glatfelter's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

      (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. Glatfelter's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  Date: May 13, 2003       By: /s/ John C. van Roden, Jr.
                                              ----------------------------------
                                                   John C. van Roden, Jr.
                                                   Senior Vice President and
                                                   Chief Financial Officer








                                      -31-
                                   GLATFELTER

                                  EXHIBIT INDEX

EXHIBIT NUMBER     DESCRIPTION
--------------     -----------
   10.1         Employment agreement between the Registrant and John C. van Roden, Jr., Chief
                    Financial Officer.

   10.2         Severance agreement between the Registrant and Robert C. Newcomer, President and
                    Chief Operating Officer (exhibits omitted).

   10.3         Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC, (a wholly owned subsidiary of the Registrant) and Suntrust Bank, as Administrative
                    Agent.

   15           Letter in lieu of consent regarding review report of unaudited interim financial information.

   99.1         Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of
                    Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                    Section 1350 - Chief Executive Officer.

   99.2         Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial
                    Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18
                    U.S.C. Section 1350 - Chief Financial Officer.