Form 10-Q
period 2003-06-30
GLATFELTER P H CO
filed 2003-08-13
CIK 41719

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       or

       | | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                              from ______ to ______

                  For the quarterly period ended JUNE 30, 2003

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X| No | |.

      Indicate by check mark whether the filer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |.

As of July 31, 2003, P.H. Glatfelter Company had 43,748,522 shares of common stock outstanding.

================================================================================

                             P.H. GLATFELTER COMPANY
                               REPORT ON FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED

                                  JUNE 30, 2003

                                TABLE OF CONTENTS

                                                                                     Page
                                                                                     ----
PART I - FINANCIAL INFORMATION

   ITEM 1  Financial Statements
               Condensed Consolidated Statements of Income for the three
                  months and six months ended June 30, 2003 and 2002
                  (unaudited)                                                          3
               Condensed Consolidated Balance Sheets as of June 30, 2003 and
                  December 31, 2002 (unaudited)                                        4
               Condensed Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2003 and 2002 (unaudited)                      5
               Notes to Condensed Consolidated Financial Statements (unaudited)        6

           Independent Accountants' Report                                            18

   ITEM 2  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              19

   ITEM 3  Quantitative and Qualitative Disclosures About Market Risks                31

   ITEM 4  Controls and Procedures                                                    32

PART II - OTHER INFORMATION

   ITEM 4  Submission of Matters to a Vote of Security Holders                        33

   ITEM 6  Exhibits and Reports on Form 8-K                                           33

SIGNATURES                                                                            34

EXHIBIT INDEX                                                                         35

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                             P.H. GLATFELTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                JUNE 30                       JUNE 30
In thousands, except per share amounts                                      2003           2002           2003           2002
                                                                       ---------      ---------      ---------      ---------
Net sales                                                              $ 129,620      $ 136,693      $ 271,906      $ 267,981
Energy sales - net                                                         2,775          2,533          5,052          4,699
                                                                       ---------      ---------      ---------      ---------
      Total revenues                                                     132,395        139,226        276,958        272,680
Cost of products sold                                                    114,126        110,430        228,382        209,529
                                                                       ---------      ---------      ---------      ---------
      Gross profit                                                        18,269         28,796         48,576         63,151
Operating expenses
      Selling, general and administrative expenses                        14,737         14,273         29,771         28,627
      Loss (gain) on sale of plant, equipment and timberlands               (854)          (476)       (31,401)        (1,044)
                                                                       ---------      ---------      ---------      ---------
         Total operating expenses                                         13,883         13,797         (1,630)        27,583
                                                                       ---------      ---------      ---------      ---------
            Operating income                                               4,386         14,999         50,206         35,568
Other nonoperating income (expense)
      Interest expense on debt                                            (3,655)        (3,954)        (7,054)        (7,688)
      Interest income on investments and other - net                         500            820            687          1,062
      Other income (expense) - net                                          (153)           (25)        (1,043)            (3)
                                                                       ---------      ---------      ---------      ---------
         Total other income (expense)                                     (3,308)        (3,159)        (7,410)        (6,629)
                                                                       ---------      ---------      ---------      ---------
            Income from continuing operations before income taxes          1,078         11,840         42,796         28,939
Income tax provision
   Current                                                                (1,047)         2,305          2,649          6,325
   Deferred                                                                1,443          1,957         12,776          3,915
                                                                       ---------      ---------      ---------      ---------
      Total income tax provision                                             396          4,262         15,425         10,240
                                                                       ---------      ---------      ---------      ---------
           Income from continuing operations                                 682          7,578         27,371         18,699
Discontinued operations
    Income (loss) from discontinued operations before income taxes          (648)            (3)          (513)             1
    Income tax benefits                                                      235              1            188             --
                                                                       ---------      ---------      ---------      ---------
        Income (loss) from discontinued operations                          (413)            (2)          (325)             1
                                                                       ---------      ---------      ---------      ---------
           Net income                                                  $     269      $   7,576      $  27,046      $  18,700
                                                                       =========      =========      =========      =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
   From continuing operations                                          $    0.02      $    0.17      $    0.63      $    0.43
   From discontinued operations                                            (0.01)            --          (0.01)            --
                                                                       ---------      ---------      ---------      ---------
      Net income                                                       $    0.01      $    0.17      $    0.62      $    0.43
                                                                       =========      =========      =========      =========

CASH DIVIDENDS DECLARED PER COMMON SHARE                               $   0.175      $   0.175      $    0.35      $    0.35

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             P.H. GLATFELTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                   JUNE 30       December 31
In thousands                                                                          2003              2002
                                                                               -----------       -----------
                                                  ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                      $    27,423         $  32,219
Accounts receivable - net                                                           55,989            59,171
Inventories                                                                         72,374            69,890
Prepaid expenses and other current assets                                           11,062             9,401
Assets held for sale                                                                 4,499             4,241
                                                                               -----------         ---------
     Total current assets                                                          171,347           174,922

PLANT, EQUIPMENT AND TIMBERLANDS - NET                                             540,855           517,053

OTHER ASSETS                                                                       310,867           261,227
                                                                               -----------         ---------
        Total assets                                                           $ 1,023,069         $ 953,202
                                                                               ===========         =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                              $       798         $     795
Short-term debt                                                                      2,441             1,028
Accounts payable                                                                    34,972            27,042
Dividends payable                                                                    7,654             7,638
Income taxes payable                                                                 4,810             1,550
Accrued compensation, other expenses and deferred income taxes                      54,224            54,883
Liabilities of discontinued operations                                               1,627             1,608
                                                                               -----------         ---------
     Total current liabilities                                                     106,526            94,544

LONG-TERM DEBT                                                                     244,016           218,709

DEFERRED INCOME TAXES                                                              198,871           183,758

OTHER LONG-TERM LIABILITIES                                                         85,420            82,358
                                                                               -----------         ---------
     Total liabilities                                                             634,833           579,369

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common stock                                                                           544               544
Capital in excess of par value                                                      40,567            40,798
Retained earnings                                                                  507,022           495,278
Accumulated other comprehensive loss                                                (2,112)           (3,708)
                                                                               -----------         ---------
                                                                                   546,021           532,912
Less cost of common stock in treasury                                             (157,785)         (159,079)
                                                                               -----------         ---------
     Total shareholders' equity                                                    388,236           373,833
                                                                               -----------         ---------
           Total liabilities and shareholders' equity                          $ 1,023,069         $ 953,202
                                                                               ===========         =========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             P.H. GLATFELTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30
In thousands                                                                             2003           2002
                                                                                     --------      ---------
OPERATING ACTIVITIES
Net income                                                                           $ 27,046      $  18,700
Income (loss) from discontinued operations                                               (325)             1
                                                                                     --------      ---------
      Income from continuing operations                                                27,371         18,699
Adjustments to reconcile to net cash provided by
   continuing operations:
      Depreciation, depletion and amortization                                         25,153         22,207
      Pension income                                                                   (8,998)       (16,052)
      Deferred income tax provision                                                    12,776          3,915
      Loss (gain) on sales of plant, equipment and timberlands                        (31,401)        (1,044)
      Expense related to 401(k) plans and other                                           397            659
Change in operating assets and liabilities
      Accounts receivable                                                               5,522         (5,618)
      Inventories                                                                        (230)        (2,268)
      Other assets and prepaid expenses                                                (3,406)        (5,951)
      Accounts payable, accrued compensation and other expenses, deferred income
         taxes and other long term liabilities                                          2,247          5,886
      Income taxes payable                                                              2,522          9,245
                                                                                     --------      ---------
        Net cash provided by continuing operations                                     31,953         29,678
        Net cash provided (used) by discontinued operations                              (244)           103
                                                                                     --------      ---------
           Net cash provided by operating activities                                   31,709         29,781

INVESTING ACTIVITIES
Purchase of plant, equipment and timberlands                                          (45,548)       (25,721)
Proceeds from disposal of fixed assets                                                  1,080            181
                                                                                     --------      ---------
        Net cash used by investing activities of continuing operations                (44,468)       (25,540)
        Net cash used by investing activities of discontinued operations                  (60)           (15)
                                                                                     --------      ---------
           Net cash used by investing activities                                      (44,528)       (25,555)

FINANCING ACTIVITIES
Repayment of debt under previous revolving credit agreement                                --       (133,027)
Net (repayments of) proceeds from revolving credit facility                           (12,507)        66,529
Proceeds from borrowing from SunTrust Financial                                        34,000             --
Payment of dividends                                                                  (15,302)       (15,051)
Proceeds from stock options exercised                                                     448         10,463
                                                                                     --------      ---------
        Net cash provided (used) by financing activities                                6,639        (71,086)

      Effect of exchange rate changes on cash                                           1,384            594
                                                                                     --------      ---------

      Net change in cash and cash equivalents                                          (4,796)       (66,266)
      Cash and cash equivalents at the beginning of period                             32,219         87,950
                                                                                     --------      ---------
      Cash and cash equivalents at the end of period                                 $ 27,423      $  21,684
                                                                                     ========      =========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for
      Interest expense                                                               $  8,356      $   8,076
      Income taxes                                                                       (833)         5,367

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                            P. H. GLATFELTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. ORGANIZATION

      P. H. Glatfelter Company and subsidiaries (d/b/a Glatfelter) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; Scaer, France and the Philippines. Our products are marketed throughout the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or directly to customers.

2. BASIS OF PRESENTATION

      These unaudited condensed consolidated interim financial statements ("Financial Statements") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Glatfelter and its wholly-owned subsidiaries. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Glatfelter's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      These Financial Statements do not include all of the information and footnotes required for complete financial statements. In management's opinion, these Financial Statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year. Certain prior period amounts have been reclassified, where necessary, to conform to the current period presentation.

3. DISCONTINUED OPERATIONS

      During the second quarter of 2003, we entered into an agreement to sell a subsidiary located in Wisches, France. For financial reporting purposes this subsidiary is classified as held for sale and reported as discontinued operations for all periods presented. The underlying assets are recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets held for sale. Revenue included in determining results from discontinued operations totaled $1.3 million and $2.6 million for the three months and six months ended June 30, 2003, respectively, and $0.7 million and $1.5 million for the three months and six months ended June 30, 2002, respectively. This operation was previously reported in the Engineered Products business unit. The sale of the subsidiary was completed in July 2003.

4. STOCK-BASED COMPENSATION

      Stock-based compensation is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and determining the number of shares to ultimately be issued. No compensation expense is recorded for stock options granted to employees.

PRO FORMA INFORMATION The weighted-average grant date fair value of options granted during 2003 and 2002 was $2.54 and $2.48, respectively. Had compensation expense for stock options been determined consistent with the fair value method of SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30                     JUNE 30
      In thousands, except per share amounts       2003          2002           2003           2002
                                                  -----       -------       --------       --------
      Net income
          As reported                             $ 269       $ 7,576       $ 27,046       $ 18,700
          Stock-based compensation
             expense, after tax                    (207)         (296)          (419)          (593)
                                                  -----       -------       --------       --------
          Pro forma                               $  62       $ 7,280       $ 26,627       $ 18,107
                                                  =====       =======       ========       ========
      Earnings per share
          Reported - basic and diluted            $0.01       $  0.17       $   0.62       $   0.43
          Pro forma - basic and diluted            0.00          0.17           0.61           0.42
                                                  -----       -------       --------       --------

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

      SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

      SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment to SFAS No. 123," was issued in December 2002. This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have elected to continue accounting for stock-based compensation in accordance with APB Opinion No. 25 and we have included the appropriate disclosure requirements herein.

      In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption on January 1, 2003, of FIN No. 45 did not have any significant accounting implications for us as all of our commitments and guarantees are on behalf of our subsidiaries.

      SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003, amends and clarifies accounting for derivative instruments including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This standard is effective for contracts entered into or modified after June 30, 2003. Management continues to analyze the impact, if any, SFAS No. 149 will have on our consolidated financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for measuring and classifying certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning third quarter of 2003. Based on the financial instruments we currently use, the adoption of SFAS No. 150 will not effect our financial statements.

6. GAIN ON SALE OF TIMBERLANDS

      On March 21, 2003, the Company completed its previously announced agreement to sell approximately 25,500 acres of its timberlands in Maryland, with a carrying amount of $6.0 million, to a subsidiary of The Conservation Fund (the "Timberland Buyer"). As consideration for the timberlands, we received a 10-year note from the Timberland Buyer in the principal amount of $37.9 million (the "Note"), which is included in "Other Assets" in the consolidated balance sheet. The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years the interest rate on the Note will be adjusted to the then existing bank prime rate. The Note is secured by a letter of credit issued by a financial institution.

      The Company pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears a fixed rate of interest at 3.82% for five years at which time the Company can elect to renew the obligation. The pre-tax gain recognized from this transaction was $31.2 million.

7. EARNINGS PER SHARE

      The following table sets forth the details of basic and diluted earnings per share (EPS):

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
      In thousands, except per share amounts            2003           2002           2003           2002
                                                      --------       --------       --------       --------
      Income from continuing operations               $    682       $  7,578       $ 27,371       $18,699
      Income (loss) from discontinued
         operations                                       (413)            (2)          (325)            1
                                                      --------       --------       --------       -------
         Net income                                   $    269       $  7,576       $ 27,046       $18,700
                                                      ========       ========       ========       =======
      Weighted average common shares                    43,717         43,406         43,699        43,180
         outstanding used in basic EPS
      Common shares issuable upon exercise
         of dilutive stock options, restricted
         stock awards and performance awards                32            643             30           614
                                                      --------       --------       --------       -------
      Weighted average common shares
         outstanding and common share
         equivalents used in diluted EPS                43,749         44,049         43,729        43,794
                                                      ========       ========       ========       =======
      Basic and diluted EPS
      Income from continuing operations               $   0.02       $   0.17       $   0.63       $  0.43
      Income (loss) from discontinued operations         (0.01)            --          (0.01)           --
                                                      --------       --------       --------       -------
         Net income                                   $   0.01       $   0.17       $   0.62       $  0.43
                                                      ========       ========       ========       =======

8. INVENTORIES

      Inventories, net of reserves were as follows:

                                            JUNE 30     December 31
            In thousands                       2003            2002
                                            -------     -----------
            Raw materials                   $14,150         $12,545
            In-process and finished          33,682          35,419
            Supplies                         24,542          21,926
                                            -------         -------
                 Total                      $72,374         $69,890
                                            =======         =======

9. RESTRUCTURING RESERVE

      The following schedule summarizes activity in our restructuring reserve during the first six months of 2003:

                                                          SIX MONTHS
            In thousands                                 ENDED JUNE 30
                                                         -------------
            Beginning balance                               $ 2,572
            Adjustments                                         350
            Payments made                                    (2,162)
                                                            -------
                 Ending balance                             $   760
                                                            =======

During the second quarter of 2003, we accrued and paid an additional $350,000 for severance payments related to the workforce reduction initiative undertaken at the end of 2002.

10. LONG-TERM DEBT

Long-term debt is summarized as follows:

                                                                JUNE 30        December 31
            In thousands                                           2003               2002
                                                              ---------        -----------
            Revolving credit facility, due June 2006          $  59,269          $  67,681
            6 7/8% Notes, due July 2007                         150,000            150,000
            Note payable - SunTrust, due March 2008              34,000                 --
            Other notes, various                                  1,545              1,823
                                                              ---------          ---------
            Total long-term debt                                244,814            219,504
                 Less current portion                              (798)              (795)
                                                              ---------          ---------
            Long-term debt, excluding current portion         $ 244,016          $ 218,709
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

      On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the Timberland Buyer (see Note 6). We pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears interest at a fixed rate of 3.82% for five years at which time the Company can elect to renew the obligation.

      P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.

      At June 30, 2003 and December 31, 2002, we had $3.0 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

11. FINANCIAL DERIVATIVES

      In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately (euro)73.0 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our subsidiary in Gernsbach, Germany. The cross currency swap is recorded at fair value of $(13.4) million in the Consolidated Balance Sheets under the caption "Accrued compensation, other expenses and deferred income taxes". Changes in fair value are recognized in earnings as "Other income (expense)" in the Consolidated Statements of Income. The mark-to-market adjustment was completely offset by a gain on the related remeasurement of the U.S. Dollar denominated debt obligations.

      The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant.

12. COMPREHENSIVE INCOME

      The following table sets forth comprehensive income and its components:

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                  JUNE 30                 JUNE 30
            In thousands                      2003       2002        2003         2002
                                              ----      ------      -------      -------
            Net income                        $269      $7,576      $27,046      $18,700
            Foreign currency translation
               adjustment                      618       1,385        1,596        1,068
                                              ----      ------      -------      -------
                 Comprehensive income         $887      $8,961      $28,642      $19,768
                                              ====      ======      =======      =======

13. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

ECUSTA DIVISION

      In connection with the sale of the Ecusta Division in August 2001 to four related entities consisting of Purico (IOM) Limited, an Isle of Man limited liability company ("Purico"), RF&Son Inc. ("RF"), RFS US Inc. ("RFS US") and RFS Ecusta Inc. ("RFS Ecusta"), all three of which are Delaware corporations, (collectively, the "Buyers"). The Buyers assumed certain liabilities related to the operation of the Ecusta Division. In July 2002, we received notice from the Buyers' legal counsel asserting claims for indemnification for certain alleged damages incurred by the Buyers, without estimates of value, pursuant to the Acquisition Agreement between the Buyers and us. We have requested, but not received, further information from the Buyers and, therefore, are unable to evaluate these claims or ascertain what effect, if any, these claims may have on our consolidated financial position and/or results of operations.

      In August 2002, the Buyers shut down the manufacturing operation of the paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, RFS Ecusta and RFS US filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. During the third quarter of 2002, in accordance with the provisions of the Acquisition Agreement, we notified the Buyers of third party claims ("Third Party Claims") made against us for which we are seeking indemnification from the Buyers. The Third Party Claims primarily relate to certain post-retirement benefits, workers compensation claims and vendor payables. In addition, beginning in April 2003, we have had discussions with governmental authorities regarding certain potential environmental-related liabilities ("Environmental Items") associated with the Ecusta mill and its properties.

      As of June 30, 2003, we had recorded liabilities totaling $6.0 million relating to the Third Party Claims and the Environmental Items. This amount includes $3.4 million that was accrued during the second quarter of 2003. Pursuant to the terms of the Acquisition Agreement, the Buyers assumed substantially all of these liabilities and they have agreed to indemnify and hold us harmless against them. Accordingly, we also recorded a corresponding receivable of $5.9 million for amounts due from Purico and RF, the buyers that have not filed for bankruptcy, including $3.3 million that was recorded during the second quarter of 2003. We do not expect to receive any proceeds from the bankruptcy proceedings. The net charge included in our results of operations for the three months and six months ended June 30, 2003 was $0.1 million. At this time, no reserves have been recorded related to the receivables due from Purico and RF.

      In addition to the amounts discussed above, as of June 30, 2003, our trade accounts receivable included $1.5 million for products sold by our S&H subsidiary pursuant to a supply agreement with a German company affiliated with Purico. Such accounts receivable balances totaled $0.8 million at August 7, 2003, reflecting additional sales offset by $1.5 million of cash collections.

      Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the paper mill and related real property, were sold to an unrelated third party, whose business plan is to continue certain mill-related operations and to convert portions of the mill site into a business park. The governmental authorities are continuing to investigate the environmental conditions at the mill. We are uncertain as to what additional Ecusta-related claims, including environmental matters, if any, may be asserted against us. The likelihood and extent of potential claims against us would be mitigated by the successful execution of the business plan discussed above. Should any claims be made against us, we would seek indemnification for such damages to the extent possible in accordance with the terms of the Acquisition Agreement. We cannot ascertain at this time what effect, if any, these matters will have on our consolidated financial position and/or results of operations.

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

      Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated to be approximately $37.0 million to be incurred before April 2004. The New Century Project includes improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100 percent chlorine dioxide substitution and a hardwood ozone bleaching system. Through June 30, 2003, we have invested approximately $28.0 million in this project. We presently do not anticipate difficulties in implementing the New Century Project. While we have obtained all the required governmental approvals, we have not yet installed all the necessary equipment.

      We voluntarily cooperated with an investigation by the Pennsylvania Department of Environmental Protection (the "PA DEP") which commenced in February 2002, of our Spring Grove facility related to certain discharges to the Codorus Creek. On June 13, 2003, we entered into a Consent Order and Agreement with the PA DEP regarding such discharges. Under the terms of this agreement, we agreed to pay a civil penalty of $1.5 million over three years, beginning June 15, 2003, and to implement various remedial measures related to the facility's operations and to the facility's historical piping network. We accrued $1.5 million in the 2002 fourth quarter results of operations for this obligation and the remedial measures are expected to be capital expenditures.

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

      Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. Wisconsin DNR and EPA estimate that the remedy for these two reaches will cost approximately $75 million but could cost within a range from approximately $52 million to $112 million. On July 1, 2003, WTM I entered into an Administrative Order on Consent with EPA and the Wisconsin DNR regarding to the implementation of the Remedial Design for OU1. We continue to actively negotiate a potential settlement with the EPA and the Wisconsin DNR regarding the implementation of the remedy for OU1 and to resolve our potential liability for certain response costs.

      On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD ("the Second ROD") for the cleanup of reaches of the lower Fox River and the Bay of Green Bay known as Operable Units 3 through 5. The Neenah mill's discharge is more than 20 miles upstream of this portion of the river. The Second ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but, according to the Second ROD, could cost within a range from approximately $227.0 million to $486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. We are currently analyzing the Second ROD to determine the feasibility of the remedy set forth therein and its impact, if any, on our potential liability.

      The ROD and Second ROD do not place any value on claims for NRDs associated with this matter. As noted above, NRD claims are distinct from costs related to the primary remediation of a Superfund site. Calculating the value of NRD claims is difficult, especially in the absence of a completed remedy for the underlying contamination. The State of Wisconsin, the United States Fish and Wildlife Service ("FWS"), the National Oceanic and Atmospheric Administration ("NOAA"), four Indian tribes and the Michigan Attorney General have asserted that they possess NRD claims related to the lower Fox River and the Bay of Green Bay.

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

      On June 20, 2002, the United States, the State of Wisconsin and the Fort James Operating Company ("Fort James") lodged a consent decree with the U.S. District Court for the Eastern District of Wisconsin. If entered, that consent decree would resolve certain outstanding claims, primarily NRD claims, against Fort James and a related entity. Under the terms of the proposed consent decree, Fort James would pay $6.2 million in cash to the United States and the State of Wisconsin in settlement of various claims related to NRDs and cost recovery related to dredging of sediments at Deposits 56/57 (downstream from OU1 and OU2). Fort James also agrees to convey 1,063 acres of land to the State and to perform delineated NRD "restoration" projects at a cost of up to $3.9 million.

      We submitted comments on the proposed consent decree to the U.S. Department of Justice. These comments suggest that the United States, the State of Wisconsin and certain alleged natural resource trustees not move to enter this proposed consent decree, due to various procedural and substantive infirmities. Nevertheless, on March 28, 2003, the federal government made such a motion with respect to which the courts have not yet ruled. Because the factual and legal justification the plaintiffs provided for the settlement is vague and specific to the Fort James situation, we are not able to extrapolate an estimated settlement amount for Glatfelter from the proposed consent decree.

      The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports are cited in both RODs and in the final joint restoration plan. These reports estimate our Neenah facility's share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there is no evidence. We believe that our volumetric contribution is significantly lower than the estimates. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party's role in causing discharge must be considered in order for the allocation to be equitable.

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

      RESERVES FOR ENVIRONMENTAL LIABILITIES The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability (including, but not limited to, those related to the lower Fox River and the Bay of Green Bay) cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs. We have established reserves relating to unasserted claims for environmental liabilities for those matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. As of June 30, 2003 and December 31, 2002, we had accrued reserves for asserted and unasserted liabilities related to environmental matters of approximately $29.8 million and $30.3 million, respectively. These accruals are primarily included in "other long-term liabilities" on the Consolidated Balance Sheets. During 2003, the reserve balance declined $0.5 million as a result of the first of three installment payments made to the PA DEP. No adjustments were made to the reserve during the first half of 2002.

      NEENAH, WISCONSIN - RANGE OF REASONABLY POSSIBLE OUTCOMES. Based on analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $125 million, over a period that is undeterminable but could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. In our estimate of the upper end of the range, we have assumed full-scale dredging as set forth in the ROD for Operable Unit 1 and no active remediation of OU2. We have also assumed full-scale dredging for the remainder of the River and the Bay of Green Bay, as set forth in the Second ROD, at a significantly higher cost than estimated in the Second ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or will occur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

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

      We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. The filing of this complaint followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. While we believe that we will be successful in this action and recoveries may be significant, we are uncertain as to what the timing or extent of any ultimate recovery will be and whether it will be significant in relation to the potential losses associated with the Fox River. Our financial statements do not include any amounts for such potential recoveries.

      SUMMARY Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on us. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the matter and are ordered to implement the remedies proposed in both the first and second RODs, such orders would have a material adverse effect on our consolidated financial position, liquidity and results of operations and would result in a default under our loan covenants.

      We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty, however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

14. SEGMENT INFORMATION

      We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing and Converting Papers, as well as Tobacco Papers, which is being exited. In the latter part of 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are unable to provide detail business unit profitability reporting for periods prior to the system implementation.

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

      The following tables set forth net sales by business unit:

                                            THREE MONTHS
                                           ENDED JUNE 30                         PERCENT OF TOTAL
Dollars in millions                    2003         2002       CHANGE          2003          2002
                                    -------      -------      -------       -------       -------
BUSINESS UNIT
Engineered Products                 $  34.8      $  35.1      $  (0.2)         26.9%         25.7%
Long-Fiber & Overlay Papers            29.4         24.7          4.6          22.7          18.1
Printing and Converting Papers         62.9         71.7         (8.8)         48.5          52.4
Tobacco Papers                          2.5          5.2         (2.7)          1.9           3.8
                                    -------      -------      -------       -------       -------
    Total                           $ 129.6      $ 136.7      $  (7.1)        100.0%        100.0%
                                    =======      =======      =======       =======       =======

                                           SIX MONTHS
                                         ENDED JUNE 30                      PERCENT OF TOTAL
Dollars in millions                   2003        2002      CHANGE         2003         2002
                                    ------      ------      ------       ------       ------
BUSINESS UNIT
Engineered Products                 $ 65.8      $ 64.1      $  1.7         24.2%        23.9%
Long-Fiber & Overlay Papers           64.7        51.3        13.4         23.8         19.2
Printing and Converting Papers       134.9       142.4        (7.5)        49.6         53.1
Tobacco Papers                         6.5        10.2        (3.7)         2.4          3.8
                                    ------      ------      ------       ------       ------
    Total                           $271.9      $268.0      $  3.9        100.0%       100.0%
                                    ======      ======      ======       ======       ======

      The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      JUNE 30, 2003                      JUNE 30, 2003
                                                               Operating
                                                                 Profit          Operating       Operating          Operating
Dollars in millions                                              (Loss)            Margin          Profit             Margin
                                                               ----------        ---------       ---------          ---------
BUSINESS UNIT
Engineered Products                                              $(0.7)             (2.1)%          $ 1.0               1.5%
Long-Fiber & Overlay Papers                                        0.8               3.2              7.3              11.3
Printing and Converting Papers                                    (1.9)             (3.1)            (0.7)             (0.5)
Tobacco Papers                                                    (1.5)            (60.4)            (2.8)            (43.2)
                                                                 -----                              -----
     Total Business Unit                                          (3.3)             (2.5)             4.8               1.8
Energy sales, net                                                  2.8                                5.0
Pension income, net                                                4.1                                9.0
Gain on sale of plant, equipment and timberlands, net              0.8                               31.4
                                                                 -----                              -----
     Total consolidated operating income                           4.4                               50.2
Interest expense, net                                             (3.2)                              (6.4)
Other income (expense), net                                       (0.1)                              (1.0)
                                                                 -----                              -----
     Income from continuing operations before
        income taxes                                             $ 1.1                              $42.8
                                                                 =====                              =====

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

                         INDEPENDENT ACCOUNTANTS' REPORT

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 2003 and the related condensed consolidated statements of income for the three months and six months ended June 30, 2003 and 2002 and condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
August 11, 2003

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

 iii. our ability to develop new, high value-added engineered products and long fiber & overlay papers;

  iv. changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

   v. cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damage related thereto, such as costs associated with the NOVs issued by the EPA and the Pennsylvania DEP, the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our Neenah mill is located; the costs, if any, of environmental matters at our former Ecusta Division mill; and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permits;

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

 vi. We have made estimates and accrued for liabilities assumed by the buyers of the Ecusta Division. In addition, we have recorded receivables due from the buyers to reimburse us for such liabilities as well as for other expenses we were to pay on the buyers' behalf. We continue to evaluate the collectibility of the receivables due from the buyers and, at June 30, 2003, have determined that no reserves are necessary for such receivables. However reserves may be necessary in future periods.

      Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002, Item 8 - Financial Statements and Supplementary Data - Note 2 and the Notes included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, for a discussion of our accounting policies with respect to these and other items.

OVERVIEW

      We are one of the world's leading manufacturers of specialty papers and engineered products. During 2002 we completed the reorganization of the way we manage our business. We now operate three business units: Engineered Products, Long-Fiber & Overlay Papers and Printing and Converting Papers as well as Tobacco Papers, which is being exited. We also completed our IMPACT project, which included the installation of a worldwide enterprise resource planning ("ERP") information system.

RESULTS OF OPERATIONS

FIRST SIX MONTHS OF 2003 VERSUS FIRST SIX MONTHS OF 2002

      The following table sets forth summarized results of operations.

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
         In millions                                            2003         2002       CHANGE
                                                              ------       ------       ------
         Net sales                                            $271.9       $268.0       $  3.9
         Energy sales, net                                       5.1          4.7          0.4
                                                              ------       ------       ------
             Total revenue                                     277.0        272.7          4.3
         Cost of products sold                                 228.4        209.5         18.9
                                                              ------       ------       ------
             Gross profit                                       48.6         63.2        (14.6)
         Operating expenses
            Selling, general and administrative expenses        29.8         28.7          1.1
            Loss (gain) on sale of plant, equipment and
              timberlands                                      (31.4)        (1.1)       (30.3)
                Total operating expenses                        (1.6)        27.6        (29.2)
                                                              ------       ------       ------
         Operating income                                       50.2         35.6         14.6
         Interest expense                                       (7.1)        (7.7)         0.6
         Interest income                                         0.7          1.0         (0.3)
         Other income (expense), net                            (1.0)          --         (1.0)
                                                              ------       ------       ------
             Nonoperating income (expense)                      (7.4)        (6.7)        (0.7)
                                                              ------       ------       ------
             Income from continuing operations before           42.8         28.9         13.9
                income taxes
         Income taxes                                           15.4         10.2          5.2
                                                              ------       ------       ------
             Income from continuing operations                  27.4         18.7          8.7
         Discontinued operations
         Loss from discontinued operations before taxes         (0.6)          --         (0.6)
         Income tax benefits                                    (0.2)          --         (0.2)
                                                              ------       ------       ------
             Net loss from discontinued operations              (0.4)          --         (0.4)
                                                              ------       ------       ------
             Net income                                       $ 27.0       $ 18.7       $  8.3
                                                              ======       ======       ======

Net income and diluted earnings per share for the first six months of 2003 were $27.0 million and $0.62, respectively, compared to $18.7 million and $0.43, respectively, for the comparable period in 2002. The results for the first six months of 2003 include a pre-tax gain of $31.2 million, or $20.0 million after-tax, from the previously announced sale of approximately 25,500 acres of timberlands, a $0.7 million after-tax loss on the sale of certain paper making equipment and $0.4 million after-tax loss on discontinued operations. Earnings for the first six months of 2003 before these items were $8.1 million, or $0.19 per diluted share. On this basis, the decline in earnings was primarily due to lower non-cash pension income, lower sales volumes and higher costs of products sold in the first six months of 2003. Reported earnings in the period-to-period comparison were also favorably impacted by the weakening of the U.S. Dollar versus the Euro and the resulting impact on translated results of international operations. The weaker U.S. Dollar had an estimated favorable impact on net income of approximately $2.1 million in the first six months of 2003.

NET SALES

Our consolidated net sales totaled $271.9 million for the first six months of 2003 compared to $268.0 million for the year-earlier first six months, an increase of $3.9 million, or 1.5%. Sales growth was attributable the benefits of a weaker U.S. Dollar relative to the Euro, which more than offset a decrease in constant-currency average net selling price. In the period-to-period comparison, the weaker U.S. Dollar benefited translated consolidated net sales of international operations by approximately $15.7 million. Increased volumes in our Long Fiber & Overlay and Engineered Products business units were more than offset by lower volumes in Printing & Converting.

      During the first six months of 2003, sales volume for our Engineered Products increased by approximately 4.0% compared to the first six months of 2002, and average net selling prices increased slightly. Our Long-Fiber & Overlay Papers business unit experienced 14.2% increased sales volume for its products and average net selling prices increased 10.1%, although this price increase was entirely due to a weaker U.S. dollar in the comparison. In the Printing and Converting Papers business unit, net sales volume declined 4.4% compared to the same period a year ago, primarily due to weaker market-related demand in this segment together with our decisions in early in 2003 not to pursue volume at unattractive pricing. In addition, during the second quarter of 2003, Printing & Converting Papers volume was adversely impacted by a current willingness of some customers to purchase lower-cost, lower-quality alternatives offered by competitors, particularly in the book publishing market. Average net selling prices in this business unit declined slightly in the period-to-period comparison.

      Tobacco Papers represent a business unit that we are exiting pending completion of our agreement to provide tobacco papers to an affiliate of one of the buyers of our Ecusta Division. We expect sales from this unit to approximate $8.0 million to $10.0 million in 2003. The lower proportion of tobacco papers sales relative to our total sales is expected to have a favorable impact on our gross margin percentage.

ENERGY SALES, NET

Energy sales, net totaled $5.1 million in the first six months of 2003 compared with $4.7 million in the comparable period of 2002. Energy sales represent net revenue earned from the sale of excess power generated by our Spring Grove, PA mill.

COST OF PRODUCTS SOLD AND GROSS PROFIT

Cost of products sold ("COS") increased $18.9 million, or 9.0%, in the period-to-period comparison. COS increased despite lower sales volumes primarily due $10.8 million due to the weakening of the U.S. Dollar compared to the Euro and the resulting impact on translated COS of international operations. The increase in COS also consisted of approximately $5.6 million of lower non-cash pension income, $3.7 million of higher market pulp and wastepaper costs, $2.3 million of energy-related costs, and $0.6 million attributable to the impact of heavy snows during 2003. In addition, due to soft demand, we took market-related downtime at the Spring Grove, Neenah, WI and Gernsbach, Germany mills. Further, in the second quarter of 2003, we commenced the scheduled shutdown and rebuild of a long-fiber & overlay paper machine in Gernsbach. During the second quarters of 2003 and 2002, we completed our annually scheduled maintenance shutdown at our Spring Grove mill. Shutdowns result in reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold.

      Gross profit in the first six months of 2003 totaled $48.6 million, a decline of $14.6 million from the first half of 2002. Our gross margin was 17.9% and 23.5% in the first six months of 2003 and 2002, respectively, reflecting the net effect of the factors discussed above in Net Sales and Cost of Products Sold and Gross Profit.

      Our gross margin includes net non-cash pension income resulting from the overfunded status of our defined benefit pension plans. The following table is presented to provide additional analysis of the changes in COS eliminating the benefit of net non-cash pension income.

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30
         In millions                                                2003          2002        CHANGE
                                                                 -------       -------       -------
         Cost of products sold excluding net pension income      $ 236.3       $ 223.0       $  13.3
         Benefit of pension income                                  (7.9)        (13.5)          5.6
                                                                 -------       -------       -------
            Cost of products sold as reported                    $ 228.4       $ 209.5       $  18.9
                                                                 =======       =======       =======

      Our net non-cash pension income allocable to cost of products sold is expected to total $15.3 million for the full year 2003 compared to $26.9 million in 2002. Non-cash pension income is estimated each year using certain actuarial assumptions and certain other factors, including the fair value of our pension assets as of the first date of the calendar year. Although our pension plan is considerably overfunded, during 2002, the fair value of our pension assets decreased significantly.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

In the first six months of 2003, SG&A expenses totaled $29.8 million compared with $28.7 million in the same period a year ago. Effective cost control initiatives were more than offset by cost increases primarily consisting of a $1.5 million unfavorable effect of a weaker U.S. Dollar, a $1.5 million reduced benefit from non-cash pension income, and a $1.0 million increase in depreciation expense related to our investment in a worldwide ERP information system.

      The following table is presented to provide additional analysis of SG&A expenses eliminating the benefit of net non-cash pension income.

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
         In millions                                            2003          2002        CHANGE
                                                             -------       -------       -------
         SG&A excluding net pension income                   $  30.9       $  31.3       $  (0.4)
         Benefit of pension income                              (1.1)         (2.6)          1.5
                                                             -------       -------       -------
            SG&A as reported                                 $  29.8       $  28.7       $   1.1
                                                             =======       =======       =======

      For the full year 2003, non-cash pension income allocable to SG&A expenses is projected to be $2.2 million compared to $5.7 million in 2002.

LOSS (GAIN) ON SALES OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first six months of 2003 we recognized a net gain from the sale of plant, equipment and timberlands of $31.4 million. This primarily represents a $31.2 million gain from the sale in March 2003 of approximately 25,500 acres of timberlands to a subsidiary of The Conservation Fund, a non profit land conservation fund (the "Timberland Buyer").

      As consideration for the timberlands, we received a 10-year note from the Timberland Buyer in the principal amount of $37.9 million (the "Note"). The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years the interest rate on the Note will be adjusted to the then existing bank prime rate. The full amount of the Note is secured by a letter of credit issued by a financial institution. As more fully discussed in Liquidity and Capital Resources, we pledged the Note and letter of credit as collateral for a $34.0 million term loan from a financial institution.

      In connection with the timberland sale, we entered into a Supply Agreement (the "Agreement") with the Timberland Buyer pursuant to which we agreed to purchase from the Timberland Buyer a minimum of 275,400 tons of pine pulpwood at market prices over the eight-year term of the Agreement.

INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
         In millions                                            2003          2002        CHANGE
                                                             -------       -------       -------
         Interest expense on debt                            $  (7.1)      $  (7.7)      $   0.6
         Interest income on investments and other - net          0.7           1.0          (0.3)
                                                             -------       -------       -------
               Interest expense, net                         $  (6.4)      $  (6.7)      $   0.3
                                                             =======       =======       =======

      Interest expense decreased in the comparison primarily due to lower average debt outstanding in the first six months compared to the prior-year period. On average, total debt outstanding declined approximately $28 million. The weakening of the U.S. Dollar compared to the Euro, and the resulting impact on translated interest expense for U.S. Dollar results partially offset the favorable effect of lower debt balances.

OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $(1.0) million in the first six months of 2003, primarily due to foreign currency transaction losses and net expense on cross-currency rate swaps.

INCOME TAXES

Income taxes increased $5.2 million to $15.4 million for the first six months of 2003. The change in the income tax provision for the first six months of 2003 compared to the same period of 2002 is primarily due to a $13.9 million increase in earnings before income taxes.

DISCONTINUED OPERATIONS

During the second quarter of 2003, we entered into an agreement to sell a non-strategic subsidiary located in Wisches, France. For financial reporting purposes this subsidiary is classified as held for sale and reported as discontinued operations for all periods presented. The underlying assets are recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations included a charge of $0.5 million, after tax, to write-down the carrying value of the assets held for sale. The sale of the subsidiary was completed in July 2003.

SECOND QUARTER OF 2003 VERSUS SECOND QUARTER OF 2002

      The following table sets forth summarized results of operations.

                                                              THREE MONTHS ENDED
                                                                    JUNE 30
         In millions                                            2003          2002        CHANGE
                                                             -------       -------       -------
         Net sales                                           $ 129.6       $ 136.7       $  (7.1)
         Energy sales, net                                       2.8           2.5           0.3
                                                             -------       -------       -------
             Total revenue                                     132.4         139.2          (6.8)
         Cost of products sold                                 114.1         110.4           3.7
                                                             -------       -------       -------
             Gross profit                                       18.3          28.8         (10.5)
         Operating expenses
            Selling, general and administrative expenses        14.7          14.3           0.4
            Loss (gain) on sale of plant, equipment and
              timberlands                                       (0.8)         (0.5)         (0.3)
                                                             -------       -------       -------
                Total operating expenses                        13.9          13.8           0.1
                                                             -------       -------       -------
         Operating income                                        4.4          15.0         (10.6)
         Interest expense                                       (3.7)         (4.0)          0.3
         Interest income                                         0.5           0.8          (0.3)
         Other income (expense), net                            (0.1)           --          (0.1)
                                                             -------       -------       -------
             Nonoperating income (expense)                      (3.3)         (3.2)         (0.1)
                                                             -------       -------       -------
             Income from continuing operations before            1.1          11.8         (10.7)
                income taxes
         Income taxes                                            0.4           4.2          (3.8)
                                                             -------       -------       -------
             Income from continuing operations                   0.7           7.6          (6.9)
         Discontinued operations
         Loss from discontinued operations before taxes         (0.6)           --          (0.6)
         Income tax benefits                                     0.2            --           0.2
                                                             -------       -------       -------
             Net loss from discontinued operations              (0.4)           --          (0.4)
                                                             -------       -------       -------
             Net income                                      $   0.3       $   7.6       $  (7.3)
                                                             =======       =======       =======

Net income and diluted earnings per share for the second quarter of 2003 were $0.3 million and $0.01, respectively, compared to $7.6 million and $0.17, respectively, for the comparable quarter in 2002. The 2003 second quarter results include a net loss from discontinued operations totaling $0.4 million. Income from continuing operations totaled $0.7 million in the second quarter of 2003. On this basis, the decline in earnings was primarily due to lower non-cash pension income, lower sales volumes and higher costs of products sold. Reported earnings in the quarter-to-quarter comparison were also favorably impacted by the weakening of the U.S. Dollar versus the Euro and the resulting impact on translated results of international operations. The weaker U.S. Dollar had an estimated favorable impact on net income of approximately $1.3 million in the second quarter of 2003.

NET SALES

Our consolidated net sales totaled $129.6 million for the second quarter of 2003 compared to $136.7 million for the year-earlier quarter, a decrease of $7.1 million, or 5.2%. The decline was primarily attributable to weaker demand together with price competition in the Printing & Converting business unit. The Company's Engineered Products business unit experienced solid sales volume growth in the quarter-to-quarter comparison and net average selling prices in this unit increased slightly. The Long-Fiber & Overlay business unit also experienced a quarter-to-quarter increase in net sales; however, this increase was primarily due to the impact of a weaker U.S. dollar on translated results of international operations. In the quarter-to-quarter comparison, the weaker U.S. Dollar benefited translated consolidated net sales of international operations by approximately $8.0 million.

ENERGY SALES, NET

Energy sales, net totaled $2.8 million in the second quarter of 2003 compared with $2.5 million in the comparable quarter of 2002. Energy sales represent net revenue earned from the sale of excess power generated by our Spring Grove, PA mill.

COST OF PRODUCTS SOLD AND GROSS PROFIT

Cost of products sold ("COS") increased $3.7 million, or 3.4 %, in the quarter-to-quarter comparison. COS increased despite lower sales volumes primarily due several unfavorable items including approximately $5.5 million increase in the comparison due to the weakening of the U.S. Dollar relative to the Euro. In addition, the increase in COS consisted of approximately $3.1 million of lower non-cash pension income, $1.7 million of higher market pulp and wastepaper costs and $0.3 million of energy-related costs. In addition, due to soft demand, we took market-related downtime at the Spring Grove, Neenah, WI and Gernsbach, Germany mills. Further, in the second quarter of 2003 we commenced the scheduled shutdown and rebuild of a long-fiber & overlay paper machine in Gernsbach. During the second quarters of 2003 and 2002, we completed our annually scheduled maintenance shutdown at our Spring Grove mill Shutdowns result in reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold.

      Gross profit in the second quarter of 2003 totaled $18.3 million, a decline of $10.5 million from the year-earlier quarter. Our gross margin was 14.1% and 21.1% in the second quarter of 2003 and 2002, respectively, reflecting the net effect of the factors discussed above in Net Sales and Cost of Products Sold and Gross Profit.

      Our gross margin includes net non-cash pension income resulting from the overfunded status of our defined benefit pension plans. The following table is presented to provide additional analysis of the changes in COS, eliminating the benefit of net non-cash pension income.

                                                              THREE MONTHS ENDED
                                                                    JUNE 30
         In millions                                            2003          2002        CHANGE
                                                             -------       -------       -------
         Cost of products sold excluding net pension income  $ 117.7       $ 117.1       $   0.6
         Benefit of pension income                              (3.6)         (6.7)         (3.1)
                                                             -------       -------       -------
            Cost of products sold as reported                $ 114.1       $ 110.4       $   3.7
                                                             =======       =======       =======

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

In the second quarter of 2003, SG&A expenses totaled $14.7 million compared with $14.3 million in the year-earlier quarter. Effective cost control initiatives were more than offset by a $0.9 million reduced amount of non-cash pension income, $0.6 million unfavorable effect of a weaker U.S. Dollar on translated SG&A expenses of international operations, and a $0.5 million increase in depreciation expense related to our investment in a worldwide ERP information system.

      The following table is presented to provide additional analysis of SG&A expenses eliminating the benefit of net non-cash pension income.

                                                              THREE MONTHS ENDED
                                                                    JUNE 30
         In millions                                            2003          2002        CHANGE
                                                             -------       -------       -------
         SG&A excluding net pension income                   $  15.2       $  15.7       $  (0.5)
         Benefit of pension income                              (0.5)         (1.4)         (0.9)
                                                             -------       -------       -------
            SG&A as reported                                 $  14.7       $  14.3       $   0.4
                                                             =======       =======       =======

INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

                                                              THREE MONTHS ENDED
                                                                    JUNE 30
         In millions                                            2003          2002        CHANGE
                                                             -------       -------       -------
         Interest expense on debt                            $  (3.7)      $  (4.0)      $  (0.3)
         Interest income on investments and other - net          0.5           0.8          (0.3)
                                                             -------       -------       -------
               Interest expense, net                         $  (3.2)      $  (3.2)      $  (0.0)
                                                             =======       =======       =======

      Interest expense decreased in the quarter-to-quarter comparison primarily due to lower debt outstanding in the current quarter compared to the prior-year quarter. On average, total debt outstanding declined approximately $11 million. The weakening of the U.S. Dollar compared to the Euro, and the resulting impact on translated interest expense for U.S. Dollar results partially offset the favorable effect of lower debt balances.

BUSINESS UNITS

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing and Converting Papers, as well as Tobacco Papers, which is being exited. In the latter part of 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are unable to provide detailed business unit profitability reporting for periods prior to the system implementation.

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

      The following tables set forth net sales by business unit:

                                         THREE MONTHS
                                         ENDED JUNE 30                      PERCENT OF TOTAL
Dollars in millions                   2003        2002      CHANGE         2003         2002
                                    ------      ------      ------       ------       ------
BUSINESS UNIT
Engineered Products                 $ 34.8      $ 35.1      $ (0.2)        26.9%        25.7%
Long-Fiber & Overlay Papers           29.4        24.7         4.6         22.7         18.1
Printing and Converting Papers        62.9        71.7        (8.8)        48.5         52.4
Tobacco Papers                         2.5         5.2        (2.7)         1.9          3.8
                                    ------      ------      ------       ------       ------
    Total                           $129.6      $136.7      $ (7.1)       100.0%       100.0%
                                    ======      ======      ======       ======       ======

                                          SIX MONTHS
                                         ENDED JUNE 30                      PERCENT OF TOTAL
Dollars in millions                   2003        2002      CHANGE         2003         2002
                                    ------      ------      ------       ------       ------
BUSINESS UNIT
Engineered Products                 $ 65.8      $ 64.1      $  1.7         24.2%        23.9%
Long-Fiber & Overlay Papers           64.7        51.3        13.4         23.8         19.2
Printing and Converting Papers       134.9       142.4        (7.5)        49.6         53.1
Tobacco Papers                         6.5        10.2        (3.7)         2.4          3.8
                                    ------      ------      ------       ------       ------
    Total                           $271.9      $268.0      $  3.9        100.0%       100.0%
                                    ======      ======      ======       ======       ======

      The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

                                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                   JUNE 30, 2003              JUNE 30, 2003
                                                            Operating
                                                              Profit       Operating     Operating      Operating
Dollars in millions                                           (Loss)         Margin        Profit         Margin
                                                            ---------      ---------     ---------      ---------
BUSINESS UNIT
Engineered Products                                           $(0.7)          (2.1)%       $ 1.0            1.5%
Long-Fiber & Overlay Papers                                     0.8            3.2           7.3           11.3
Printing and Converting Papers                                 (1.9)          (3.1)         (0.7)          (0.5)
Tobacco Papers                                                 (1.5)         (60.4)         (2.8)         (43.2)
                                                              -----                        -----
     Total Business Unit                                       (3.3)          (2.5)          4.8            1.8
Energy sales, net                                               2.8                          5.0
Pension income, net                                             4.1                          9.0
Gain on sale of plant, equipment and timberlands, net           0.8                         31.4
                                                              -----                        -----
     Total consolidated operating income                        4.4                         50.2
Interest expense, net                                          (3.2)                        (6.4)
Other income (expense), net                                    (0.1)                        (1.0)
                                                              -----                        -----
     Income from continuing operations before
        income taxes                                          $ 1.1                        $42.8
                                                              =====                        =====

      As discussed above, due to soft demand, during the second quarter of 2003, we took market-related downtime at the Spring Grove, Neenah, WI and Gernsbach, Germany mills. Further, we commenced the scheduled shutdown and rebuild of a long-fiber & overlay paper machine in Gernsbach. During the second quarters of 2003 and 2002, we completed our annually scheduled maintenance shutdown at our Spring Grove mill. Shutdowns result in reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold.

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

OUTLOOK

      Thus far in 2003, demand for printing and converting papers has remained sluggish. Historically, changes in pulp price have preceded changes in selling price for this business unit by several months. However, this trend may not repeat itself due to the competitive climate in the marketplace. The outlook for the Engineered Products and Long-Fiber & Overlay Papers business units is relatively stable. We anticipate a reduction in sales volume during the remainder of 2003 for Long-Fiber & Overlay Papers due to downtime associated with the rebuild of a paper machine in Gernsbach.

      COS is subject to variations in market prices for, among others, market pulp, wastepaper and energy, in addition to fluctuations in the value of the U.S. dollar relative to the Euro on translated results of international operations. Generally, the cost of these materials has experienced significant increases over recent quarters. Although we are unable to predict with any degree of certainty the extent or composition of further increases, if any, we believe the extent or magnitude of any additional cost increases may be moderate during the balance of 2003 relative to current levels. The cost of market pulp and wastepaper is expected to be higher in 2003 than in 2002 based on price increases in the pulp market in effect during the first six months of 2003, our evaluation of market trends, and indicators including, but not limited to, short term prices for market pulp, chip availability, capacity and market consumption.

      Market prices for natural gas significantly influence our Neenah and Gernsbach facilities' production costs. The Neenah and Gernsbach facilities require approximately 1.4 million decatherms and 0.9 million decatherms of heat, respectively, annually. A significant portion of the Neenah facility's steam requirements is met through a long-term supply agreement with Minergy Corporation. The cost of steam purchased from Minergy is based on the market price for natural gas. Based on expected production levels, a hypothetical $1 per decatherm increase in the cost of gas (approximately 20%) would increase the cost of operating our Neenah facility by approximately $1.4 million per year. In some instances, we can partially mitigate the effects of price increases in natural gas by internally generating a portion of our steam needs at the Neenah facility. Under a supply contract, the cost of gas consumed by Gernsbach is based on the price of oil. Thus far during 2003, Gernsbach has experienced much less volatility in its cost of natural gas than that of our Neenah facility.

LIQUIDITY AND CAPITAL RESOURCES

CAPITAL RESOURCES AND LIQUIDITY

      Total assets were $1.0 billion and $953.2 million and shareholders' equity was $388.2 million and $373.8 million, at June 30, 2003 and December 31, 2002, respectively. Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy, research and development efforts to develop new or enhanced products. Liquidity is provided primarily from operating cash flow together with credit facilities. In addition, during the first six months of 2003, we completed the 25,500-acre sale of timberlands as part of our ongoing initiative to realize value from all of our assets.

      The following table summarizes cash flow information.

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
         In millions                                          2003          2002          CHANGE
                                                             -------       -------       -------
         Cash and cash equivalents at beginning of period    $  32.2       $  88.0       $ (55.8)
         Cash provided by (used for)
            Operating activities                                32.0          29.7           2.3
            Investing activities                               (44.5)        (25.5)        (19.0)
            Financing activities                                 6.6         (71.1)         77.7
            Discontinued operations                             (0.3)          0.1          (0.4)
            Effect of exchange rate changes on cash              1.4           0.5           0.9
                                                             -------       -------       -------
               Net cash provided (used)                         (4.8)        (66.3)         61.5
                                                             -------       -------       -------
            Cash and cash equivalents at end of period       $  27.4       $  21.7       $   5.7
                                                             =======       =======       =======

      An analysis of cash flows follows:

      Operating Activities. Cash provided by operating activities totaled $32.0 million for the first six months of 2003 and $29.7 million in the comparable period in 2002. Operating cash flow increased primarily due to initiatives to improve working capital. Although the timberland sale resulted in an after-tax gain of $20.0 million, cash will be received from the Timberland Buyer upon payment of its 10-year Note. Cash from the timberland sale was realized by pledging the Note as collateral for a $34.0 million term loan. The resulting cash proceeds are reflected as cash provided by financing activities.

      Investing Activities. Net cash used in investing activities totaled $44.5 million in the first six months of 2003 compared with $25.5 million in the first six months of 2002. Capital expenditures during 2003 primarily relate to the New Century Project and the rebuild of a papermaking machine in Gernsbach, Germany.

      Financing Activities. Net financing activities provided $6.6 million of cash during the first six months of 2003 compared with a $71.1 million use of cash in the first six months of 2002. The primary source of cash from financing activities during the first six months of 2003 was the $34.0 million borrowed under a term loan secured by the pledge of the Note received in connection with the timberland sale. Proceeds from this borrowing were partially offset by a $12.5 million net reduction in borrowings under our revolving credit facility and $15.3 million of cash dividends paid on our common stock during the first half of 2003. In the first six months of 2002, we completed a refinancing of our old revolving credit facility and repaid $133.0 million of debt using $71.1 million of existing cash and $61.9 of borrowings under a new facility. During the first six months of 2002, $15.0 million of cash dividends paid were substantially offset by $10.5 million of proceeds from the exercise of stock options at a time when the market price of our common stock exceeded the exercise price of stock options.

      The following table sets forth our outstanding indebtedness.

                                                             JUNE 30        December 31
         In thousands                                           2003               2002
                                                           ---------        -----------
         Revolving credit facility, due June 2006          $  59,269          $  67,681
         6-7/8% Notes, due July 2007                         150,000            150,000
         Note payable - SunTrust, due March 2008              34,000                 --
         Other notes, various                                  1,545              1,823
                                                           ---------          ---------
         Total long-term debt                                244,814            219,504
         Less current portion                                   (798)              (795)
                                                           ---------          ---------
         Long-term debt, excluding current portion         $ 244,016          $ 218,709
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

      As the Facility matures on June 24, 2006, it has been classified on the Balance Sheet as "Long-term debt." As of June 30, 2003, $59.3 million was outstanding and an additional $65.7 million was available for borrowing under the Facility.

      In conjunction with our refinancing, we entered into a cross-currency swap transaction with a major financial institution, effective June 24, 2002, with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately (euro)73 million. We will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR rate, plus applicable margins. The cross-currency swap effectively hedges exposure to foreign currency risk associated with certain intercompany borrowings through 2006.

      On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest-bearing Note from the buyer (see Note 6). We pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears interest at a fixed rate of 3.82% for five years at which time the Company can elect to renew the obligation.

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

CAPITAL SPENDING During the first six months of 2003, capital expenditures totaled $45.5 million compared with $25.7 million in the first six months of 2002 and $51.2 million for the full year 2002. Capital expenditures are expected to be $75.2 million for the full year 2003. Beginning in 2004 and for the foreseeable future thereafter, capital expenditures are expected to be at or below levels of annual depreciation. Major capital spending initiatives currently underway consist of the following:

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

The following table summarizes capital spending by major project, by year:

                                                                  L&OP
         In millions                           New Century     Gernsbach
                                               -----------     ---------
         Prior to 2003                               $12.3         $ 5.6
         During the first six months of 2003          15.7          20.0
                                                     -----         -----
            Through June 30, 2003                     28.0          25.6
         Forecast
            2003                                       7.4           7.2
            After 2003                                 1.4            --
                                                     -----         -----
              Project total                          $36.8         $32.8
                                                     =====         =====

DIVIDEND PAYMENTS During the first six months of 2003 and 2002 and for the full year 2002, cash dividends paid on common stock totaled $15.3 million, $15.1 million and $30.3 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments. As previously announced, management is considering all appropriate actions necessary to further strengthen the Company's financial position, including re-evaluating its dividend policy.

ENVIRONMENTAL MATTERS We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. (See Item 1 - Financial Statements - Note 13 for a summary of significant environmental matters.)

      We expect to meet all our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of additional timberlands, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 - Financial Statements - Note 13, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2003, we had debt outstanding of approximately $244.8 million, of which $59.3 million, or 24.2% was at variable interest rates.

      The table below presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

                                                      Period or Year Ended December 31                         At June 30, 2003
                                   --------------------------------------------------------------------     ----------------------
                                                                                                             Carrying       Fair
Dollars in thousands                  2003           2004           2005           2006          2007          Value       Value
                                   -----------    -----------    -----------    -----------    --------      --------     --------
LONG-TERM DEBT
Average principal outstanding
   At fixed interest rates            $180,323       $184,639       $184,183       $184,000    $115,250      $185,545     $195,684
   At variable interest rates           59,269         59,269         59,269         28,647                    59,269       59,269
Weighted-average interest rate
   On fixed interest rate debt            6.38%          6.31%          6.31%          6.31%       5.97%
   On variable interest rate debt         2.56           2.56           2.56           2.56

CROSS-CURRENCY SWAP
   Pay variable - EURIBOR          (euro)72,985   (euro)72,985   (euro)72,985   (euro)34,993
      Variable rate payable               2.89%          2.89%          2.89%          2.89%
   Receive variable - US$ LIBOR        $70,000        $70,000        $70,000        $33,562
      Variable rate receivable            1.67%          1.67%          1.67%          1.67%

      Variable-rate debt outstanding represents borrowing under our revolving credit facility. Borrowings incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At June 30, 2003, the interest rate paid was 2.56%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million.At June 30, 2003, approximately $34.3 million of variable-rate debt was recorded at S&H, our wholly-owned subsidiary in Gernsbach, Germany, where the functional currency is the Euro.

      At June 30, 2003, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately (euro)73 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our S&H subsidiary in Gernsbach, Germany. The cross currency swaps are recorded at fair value on the Consolidated Balance Sheet under the caption "Accrued compensation, other expenses and deferred income taxes". Changes in fair value are recognized in earnings as "Other income (expense)" in the Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. Dollar denominated obligations when they are remeasured in Euros, the functional currency of S&H (See Item 1 - Financial Statements - Note 11).

      We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the six months ended June 30, 2003, approximately 71% of our net sales were shipped from the United States, 24% from Germany, and 5% from other international locations.

ITEM 4. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of June 30, 2003, have concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to P. H. Glatfelter Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of holders of Glatfelter common stock was held on April 23, 2003. At this meeting, shareholders voted on the following matters (with the indicated tabulated results).

      i. The election of three members of the Board of Directors to serve for full three-year terms expiring in 2006.

                  DIRECTOR                   For            Withheld
            -------------------           ----------       ---------
            G.H. Glatfelter, II           37,139,714       2,892,200
            R. J. Naples                  37,393,179       2,638,735
            R.L. Smoot                    37,388,144       2,643,770

      ii. A shareholder proposal to redeem any poison pill previously issued, if any, and not adopt or extend any poison pill unless such adoption or extension has been submitted to a shareholder vote.

            For                           13,528,423
            Against                       21,313,721
            Withheld                         219,593
            Broker non-votes               4,960,127

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS

      The following exhibits are incorporated by reference or filed herewith.

            10.1  Form of Change in Control Employment Agreement by and between
                  P. H. Glatfelter Company and certain employees, along with a Schedule of Change in Control Employment Agreements by and between P. H. Glatfelter Company and such employees which have not been filed as exhibits to this Form 10-Q.

                  (A) Schedule of Change in Control Employment Agreements, filed herewith.

            15 Letter in lieu of consent regarding review report of unaudited interim financial information.

            31.1 Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

            31.2 Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer, of Glatfelter, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

            32.1 Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Executive Officer.

            32.2 Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer, of Glatfelter, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350 - Chief Financial Officer

      (b)   REPORTS ON FORM 8-K

            During the quarter ended June 30, 2003, the Company filed the following Current Reports on Form 8-K.

            i.    Form 8-K dated April 8, 2003, reporting the appointment John
                  C. van Roden, Jr. as Chief Financial Officer, pursuant to Item 5.

            ii. Form 8-K dated April 22, 2003, to report the issuance of the Company's earnings press release for the three months ended March 31, 2003, filed pursuant to Item 9.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   Date: August 13, 2003        By: /s/ John C. van Roden, Jr.
                                                    ----------------------------
                                                        John C. van Roden, Jr.
                                                        Senior Vice President
                                                          and Chief Financial
                                                          Officer

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER       DESCRIPTION
    -------       --------------------------------------------------------------
      10.1        Form of Change in Control Employment Agreement by and between
                  P. H. Glatfelter Company and certain employees, along with a
                  Schedule of Change in Control Employment Agreements by and
                  between P. H. Glatfelter Company and such employees which have not been filed as exhibits to this Form 10-Q.

                  (A) Schedule of Change in Control Employment Agreements, filed herewith.

      15 Letter in lieu of consent regarding review report of unaudited interim financial information.

      31.1        Certification of George H. Glatfelter II, Chairman and Chief
                  Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief
                  Executive Officer.

      31.2 Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer, of Glatfelter, pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002 - Chief
                  Financial Officer

      32.1        Certification of George H. Glatfelter II, Chairman and Chief
                  Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer.

      32.2 Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer, of Glatfelter, pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                  Section 1350 - Chief Financial Officer