Form 10-Q
period 2003-09-30
GLATFELTER P H CO
filed 2003-11-13
CIK 41719

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

                For the quarterly period ended SEPTEMBER 30, 2003

                          Commission file number 1-3560

                            P. H. GLATFELTER COMPANY
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                23-0628360
   (State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

96 SOUTH GEORGE STREET, SUITE 500
     YORK, PENNSYLVANIA 17401                        (717) 225-4711
(Address of principal executive        (Registrant's telephone number, including
            offices)                                   area code)

                                       N/A
          (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the filer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

As of October 31, 2003, P. H. Glatfelter Company had 43,767,175 shares of common stock outstanding.

================================================================================

                             P.H. GLATFELTER COMPANY
                               REPORT ON FORM 10-Q
                         FOR THE QUARTERLY PERIOD ENDED

                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

   ITEM 1  Financial Statements

              Condensed Consolidated Statements of Income for the three months and
                 nine months ended September 30, 2003 and 2002 (unaudited)                   3
              Condensed Consolidated Balance Sheets as of September 30, 2003
                 and December 31, 2002 (unaudited)                                           4
              Condensed Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2003 and 2002 (unaudited)                        5
              Notes to Condensed Consolidated Financial Statements (unaudited)               6

           Independent Accountants' Report                                                  21

   ITEM 2  Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                         22

   ITEM 3  Quantitative and Qualitative Disclosures About Market Risks                      38

   ITEM 4  Controls and Procedures                                                          39

PART II - OTHER INFORMATION

   ITEM 6  Exhibits and Reports on Form 8-K                                                 39

SIGNATURES                                                                                  41

EXHIBIT INDEX                                                                               42

                                      -2-
                                   GLATFELTER

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                            P. H. GLATFELTER COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                        SEPTEMBER 30              SEPTEMBER 30
In thousands, except per share amounts                               2003          2002         2003         2002
-------------------------------------------------------------------------------------------------------------------
Net sales                                                          $ 131,904    $ 135,105    $ 403,810    $ 403,086
Energy sales - net                                                     2,615        2,735        7,667        7,434
                                                                   ------------------------------------------------
     Total revenues                                                  134,519      137,840      411,477      410,520
Cost of products sold                                                114,562      104,281      342,944      313,810
                                                                   ------------------------------------------------
     Gross profit                                                     19,957       33,559       68,533       96,710
Operating expenses
     Selling, general and administrative expenses                     14,525       13,445       44,296       42,072
     Restructuring charges                                               602            -          602            -
     Unusual items                                                    11,501       (3,508)      11,501       (3,508)
     Losses (gains) on disposition of plant, equipment and               257         (931)     (31,144)      (1,975)
                                                                   ------------------------------------------------
        Total operating expenses                                      26,885        9,006       25,255       36,589
                                                                   ------------------------------------------------
          Operating income (loss)                                     (6,928)      24,553       43,278       60,121
Other nonoperating income (expense)
     Interest expense                                                 (3,674)      (3,542)     (10,728)     (11,230)
     Interest income                                                     564          156        1,251        1,218
     Other - net                                                        (196)          41       (1,239)          38
                                                                   ------------------------------------------------
        Total other income (expense)                                  (3,306)      (3,345)     (10,716)      (9,974)
                                                                   ------------------------------------------------
          Income (loss) from continuing operations before income
               taxes                                                 (10,234)      21,208       32,562       50,147
             Income tax provision (benefit)
                  Current                                              1,502        4,326        4,151       10,651
                  Deferred                                            (5,071)       3,533        7,705        7,448
                                                                   ------------------------------------------------
                       Total                                          (3,569)       7,859       11,856       18,099
                                                                   ------------------------------------------------
                  Income (loss) from continuing operations            (6,665)      13,349       20,706       32,048
          Discontinued operations
             Income (loss) from discontinued operations                    -          (58)        (513)         (57)
             Income tax provision (benefit)                                -          (20)        (188)         (20)
                                                                   ------------------------------------------------
                  Loss from discontinued operations                        -          (38)        (325)         (37)
                                                                   ------------------------------------------------
         Net income (loss)                                         $  (6,665)   $  13,311    $  20,381    $  32,011
                                                                   ================================================

BASIC EARNINGS (LOSS) PER SHARE
   Income (loss) from continuing operations                        $   (0.15)   $    0.31    $    0.47    $    0.74
   Loss from discontinued operations                                       -            -        (0.01)           -
                                                                   ------------------------------------------------
     Net income (loss)                                             $   (0.15)   $    0.31    $    0.46    $    0.74
                                                                   ================================================

DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) from continuing operations                        $   (0.15)   $    0.30    $    0.47    $    0.73
   Loss from discontinued operations                                       -            -        (0.01)           -
                                                                   ------------------------------------------------
     Net income (loss)                                             $   (0.15)   $    0.30    $    0.46    $    0.73
                                                                   ================================================

Weighted average shares outstanding
   Basic                                                              43,751       43,588       43,717       43,318
   Diluted                                                            43,751       43,865       43,745       43,797

CASH DIVIDENDS DECLARED PER COMMON SHARE                           $    0.09    $   0.175    $    0.44    $   0.525

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                      -3-
                                   GLATFELTER

                            P. H. GLATFELTER COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                  SEPTEMBER 30   December 31
In thousands                                                         2003           2002
--------------------------------------------------------------------------------------------
                      ASSETS
CURRENT ASSETS
Cash and cash equivalents                                         $    14,665    $    32,219
Accounts receivable - net                                              64,282         59,171
Inventories                                                            73,359         69,890
Prepaid expenses and other current assets                              14,768          9,401
Assets held for sale                                                        -          4,241
                                                                  --------------------------
     Total current assets                                             167,074        174,922

PLANT, EQUIPMENT AND TIMBERLANDS - NET                                538,815        517,053

OTHER ASSETS                                                          310,436        261,227
                                                                  --------------------------
       Total assets                                               $ 1,016,325    $   953,202
                                                                  ==========================

             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt                                 $       817    $       795
Short-term debt                                                         1,207          1,028
Accounts payable                                                       27,924         27,042
Dividends payable                                                       3,939          7,638
Income taxes payable                                                    5,959          1,550
Environmental liabilities                                              27,525          1,500
Accrued compensation, other expenses and deferred income taxes         56,457         53,383
Liabilities of discontinued operations                                      -          1,608
                                                                  --------------------------
     Total current liabilities                                        123,828         94,544

LONG-TERM DEBT                                                        251,318        218,709

DEFERRED INCOME TAXES                                                 197,852        183,758

OTHER LONG-TERM LIABILITIES                                            64,297         82,358
                                                                  --------------------------
     Total liabilities                                                637,295        579,369

COMMITMENTS AND CONTINGENCIES                                               -              -

SHAREHOLDERS' EQUITY
Common stock                                                              544            544
Capital in excess of par value                                         40,530         40,798
Retained earnings                                                     496,418        495,278
Accumulated other comprehensive loss                                   (1,106)        (3,708)
                                                                  --------------------------
                                                                      536,386        532,912
Less cost of common stock in treasury                                (157,356)      (159,079)
                                                                  --------------------------
     Total shareholders' equity                                       379,036        373,833
                                                                  --------------------------
         Total liabilities and shareholders' equity               $ 1,016,325    $   953,202
                                                                  ==========================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       -4-
                                   GLATFELTER

                             P.H. GLATFELTER COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
In thousands                                                                              2003         2002
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $  20,381    $  32,011
Loss from discontinued operations                                                             325           37
                                                                                        ----------------------
     Income from continuing operations                                                     20,706       32,048
Adjustments to reconcile to net cash provided
   by continuing operations:
     Depreciation, depletion and amortization                                              38,740       34,506
     Pension income                                                                       (12,883)     (23,927)
     Deferred income tax provision                                                          7,705        7,448
     Gain on dispositions of plant, equipment and timberlands                             (31,144)      (1,975)
     Unusual items                                                                         11,501       (3,508)
     Other                                                                                    573        1,028
Change in operating assets and liabilities
     Accounts receivable                                                                   (2,050)      (5,127)
     Inventories                                                                             (615)      (5,215)
     Other assets and prepaid expenses                                                     (3,731)      (2,771)
     Accounts payable, accrued compensation and other expenses, deferred income taxes
        and other long term liabilities                                                    (2,489)       2,773
     Income taxes payable                                                                   3,762       12,035
                                                                                        ----------------------
       Net cash provided by continuing operations                                          30,075       47,315
       Net cash provided (used) by discontinued operations                                   (244)         130
                                                                                        ----------------------
         Net cash provided by operating activities                                         29,831       47,444
INVESTING ACTIVITIES
Purchase of plant, equipment and timberlands                                              (56,012)     (42,564)
Proceeds from disposal of fixed assets                                                      1,881          419
Proceeds from sale of subsidiaries, net of cash divested                                    1,499            -
                                                                                        ----------------------
       Net cash used by investing activities of continuing operations                     (52,632)     (42,145)
       Net cash used by investing activities of discontinued operations                       (60)         (20)
                                                                                        ----------------------
         Net cash used by investing activities                                            (52,692)     (42,165)
FINANCING ACTIVITIES
Repayment of debt under previous revolving credit agreement                                     -     (135,829)
Net proceeds from (repayments of) revolving credit facility                                (7,248)      76,496
Proceeds from borrowing from SunTrust Financial                                            34,000            -
Payment of dividends                                                                      (22,940)     (22,674)
Proceeds from stock options exercised                                                         597       11,527
                                                                                        ----------------------
       Net cash provided (used) by financing activities                                     4,409      (70,480)

     Effect of exchange rate changes on cash                                                  898          914
                                                                                        ----------------------
     Net change in cash and cash equivalents                                              (17,554)     (64,286)
     Cash and cash equivalents at the beginning of period                                  32,219       88,015
                                                                                        ----------------------
     Cash and cash equivalents at the end of period                                     $  14,665    $  23,730
                                                                                        ======================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) for
     Interest expense                                                                   $  14,750    $  14,325
     Income taxes                                                                            (809)       5,613

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                       -5-
                                   GLATFELTER

                            P. H. GLATFELTER COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       ORGANIZATION

P. H. Glatfelter Company and subsidiaries ("Glatfelter") is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; Scaer, France and the Philippines. Our products are marketed throughout the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or directly to customers.

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

3.       DISCONTINUED OPERATIONS

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.5 million in cash, net of cash divested, and the remaining amounts are to be paid in annual installments over 2 years beginning July 2004. This subsidiary is reported as discontinued operations for all prior periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the nine months ended September 30, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $0 and $2.6 million for the three months and nine months ended September 30, 2003, respectively, and $0.9 million and $2.4 million for the three months and nine months ended September 30, 2002, respectively. This operation was previously reported in the Engineered Products business unit.

4.       STOCK-BASED COMPENSATION

Stock-based compensation is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and determining the number of shares ultimately to be issued. No stock-based employee compensation cost for stock options is reflected in results of operations for any period presented as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

                                       -6-
                                   GLATFELTER

PRO FORMA INFORMATION Options granted in 2003 and 2002 had a weighted-average grant-date fair value, estimated using the Black-Scholes option-pricing model, of $2.54 and $2.48, respectively. Had compensation expense for stock options been determined consistent with the fair value method of SFAS No. 123, our net income (loss) and earnings (loss) per share would have been reduced to the following pro forma amounts:

                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                               SEPTEMBER 30               SEPTEMBER 30
In thousands, except per share amounts      2003         2002          2003          2002
--------------------------------------------------------------------------------------------
Net income (loss)
   As reported                           $   (6,665)  $   13,311    $   20,381    $   32,011
   Stock-based compensation expense,
      after tax                                (135)        (296)         (401)         (889)
                                         ---------------------------------------------------
   Pro forma                             $   (6,800)  $   13,015    $   19,980    $   31,122
                                         ===================================================
Earnings (loss) per share
   Reported - basic                      $    (0.15)  $     0.31    $     0.46    $     0.74
   Pro forma - basic                          (0.16)        0.30          0.45          0.72
   Reported - diluted                         (0.15)        0.30          0.46          0.73
   Pro forma - diluted                        (0.16)        0.30          0.45          0.71
                                         ---------------------------------------------------

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

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002 and requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003, and, it did not impact our consolidated financial position or results of operations.

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

In November of 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others" ("FIN No. 45"). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption on January 1, 2003, of

                                       -7-
                                   GLATFELTER

FIN No. 45 did not have any significant accounting implications for us as all of our commitments and guarantees are on behalf of our subsidiaries.

SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003, amends and clarifies accounting for derivative instruments including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This standard was effective for contracts entered into or modified after June 30, 2003 and its adoption did not have an impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, except for certain provisions that have been deferred, and otherwise was effective at the beginning third quarter of 2003. Based on the financial instruments we currently use, the adoption of SFAS No. 150 had no impact, and is not expected to have any impact, on our consolidated financial position or results of operations.

6.       GAIN ON SALE OF TIMBERLANDS

On March 21, 2003, we sold 25,500 acres of timberlands in Maryland (the "Maryland Timberlands", with a carrying amount of $6.0 million, to a subsidiary of The Conservation Fund (the "Timberland Buyer"). As consideration for the Maryland Timberlands, we received a 10-year note from the Timberland Buyer in the principal amount of $37.9 million (the "Note"), which is included in "Other Assets" in the consolidated balance sheet. The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years the interest rate on the Note will be adjusted to the then existing bank prime rate. The Note is secured by a letter of credit issued by a financial institution. Net of transaction fees, a $31.2 million pre-tax gain was recognized from this transaction.

The Company pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears a fixed rate of interest at 3.82% for five years at which time the Company can elect to renew the obligation.

7.       NEENAH RESTRUCTURING

In September 2003, we announced the strategic decision to reallocate resources and abandon a paper making machine and the deinking facility at our Neenah, WI facility (the "Neenah Restructuring"). The machines and processes to be abandoned had been primarily supporting our Printing & Converting business unit. The Neenah Restructuring was initiated to allow us to reallocate resources to more fully support opportunities in higher growth, more profitable specialty markets and increase operating flexibility. These initiatives, which are expected to be substantially completed by the end of 2003, will result in the elimination of approximately 200 positions, or 55% of the facility's total workforce. The results of operations for the third quarter of 2003 include related pre-tax charges of $2.1 million, of which $1.5 million are reflected in the consolidated income statements as components of cost of products sold, and $0.6 million are reflected as "restructuring charges." The $1.5 million pre-tax charge relates to accelerated depreciation and an adjustment to net realizable value for spare parts and supplies inventory related to equipment to be abandoned. The $0.6 million pre-tax restructuring charge relates to the curtailment of pension and other retirement benefits associated with the termination of salaried employees.

                                       -8-
                                   GLATFELTER

The following table sets forth information with respect to Neenah Restructuring charges:

                                        THREE MONTHS
                                            ENDED      EXPECTED IN FOURTH
                                        SEPTEMBER 30       QUARTER 2003
In thousands                                2003          LOW      HIGH
-------------------------------------------------------------------------
Depreciation on equipment to be
  abandoned                                $   973      $ 5,000   $ 5,000
Employee severance                               -          600       775
Pension and other retirement benefits          602        7,325    12,975
Contract termination and other costs           507        1,500     5,800
                                           ------------------------------
    Total                                  $ 2,082      $14,425   $24,550
                                           ==============================

The ultimate charges to be recorded in the fourth quarter of 2003 depend, in part, on the outcome of on going negotiations with labor unions and other parties.

8.       RESTRUCTURING RESERVE

         The following schedule summarizes activity in our restructuring reserve during the first nine months of 2003:

                             NINE MONTHS ENDED
                            SEPTEMBER 30, 2003
                       ----------------------------
                           Neenah          2002
In thousands           Restructuring  Restructuring
                       ----------------------------
Beginning balance         $     -        $ 2,572
Amounts accrued               262            350
Payments made                   -         (2,395)
                          ----------------------
    Ending balance        $   262        $   527
                          ======================

As of September 30, 2003, the amounts accrued related to the Neenah Restructuring represent only those charges that are expected to result in cash payments and consist of medical retirement benefits. Pension curtailment charges are recorded as a reduction of the prepaid pension benefit costs. The cash required to complete this initiative is expected to total approximately
$3.1 million to $8.4 million.

The 2002 restructuring charge related to the company-wide reduction of our workforce by 76 positions, including 36 positions eliminated through attrition. The workforce reduction was substantially completed in the first quarter of 2003. During the second quarter of 2003, we accrued and paid an additional $350,000 for severance payments related to the workforce reduction.

9.       UNUSUAL ITEMS

Unusual items in the three months and nine months ended September 30, 2003 reflect a $11.5 million charge relating to our former Ecusta Division, which was sold in 2001. Under the Ecusta Division acquisition agreement, we are indemnified for certain liabilities that have been assumed by the buyers. We had previously accrued liabilities related to certain post-retirement benefits, workers compensation claims and vendor payables and established a corresponding receivable due from the buyers. We paid the portion of these liabilities that became due and sought reimbursement from the buyers, which, to date, they have refused. The 2003 charge includes $5.5 million to fully reserve such receivables and an additional $6.0 million related to contingent landfill closure costs at the Ecusta facility (see Note 15).

In the three months and nine months ended September 30, 2002, we recognized a $3.5 million gain from the settlement of an escrow account with the previous owners of our Schoeller & Hoesch Division.

                                       -9-
                                   GLATFELTER

10. EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

                                           THREE MONTHS ENDED      NINE MONTHS ENDED
                                              SEPTEMBER 30            SEPTEMBER 30
In thousands, except per share amounts      2003       2002         2003           2002
---------------------------------------------------------------------------------------
Income (loss) from continuing
   operations                             $(6,665)   $  13,349   $  20,706    $  32,048
Income (loss) from discontinued
  operations                                    -          (38)       (325)         (37)
                                          ---------------------------------------------
  Net income (loss)                       $(6,665)   $  13,311   $  20,381    $  32,011
                                          =============================================
Weighted average common shares
  outstanding used in basic EPS            43,751       43,588      43,717       43,318
Common shares issuable upon exercise
  of dilutive stock options,
  restricted stock awards and
  performance awards                            -          277          28          479
                                          ---------------------------------------------
Weighted average common shares
  outstanding and common share
  equivalents used in diluted EPS          43,751       43,865      43,745       43,797
                                          =============================================
BASIC EPS
Income (loss) from continuing
  operations                              $ (0.15)   $    0.31   $    0.47    $    0.74
Income (loss) from discontinued
  operations                                    -            -       (0.01)           -
                                          ---------------------------------------------
  Net income (loss)                       $ (0.15)   $    0.31   $    0.46    $    0.74
                                          =============================================
DILUTED EPS
Income (loss) from continuing
  operations                              $ (0.15)   $    0.30   $    0.47    $    0.73
Income (loss) from discontinued
  operations                                    -            -       (0.01)           -
                                          ---------------------------------------------
  Net income (loss)                       $ (0.15)   $    0.30   $    0.46    $    0.73
                                          =============================================

11. INVENTORIES

Inventories, net of reserves were as follows:

                             SEPTEMBER 30   December 31
In thousands                     2003          2002
-------------------------------------------------------
Raw materials                $     12,780   $    12,545
In-process and finished            36,246        35,419
Supplies                           24,333        21,926
                             --------------------------
    Total                    $     73,359   $    69,890
                             ==========================

                                      -10-
                                   GLATFELTER

12. LONG-TERM DEBT

Long-term debt is summarized as follows:

                                              SEPTEMBER 30     December 31
             In thousands                         2003            2002
                                              ----------------------------
Revolving credit facility, due June 2006      $     66,650     $   67,681
6 7/8 % Notes, due July 2007                       150,000        150,000
Note payable - SunTrust, due March 2008             34,000              -
Other notes, various                                 1,575          1,823
                                              ---------------------------
Total long-term debt                               252,135        219,504
    Less current portion                              (817)          (795)
                                              ---------------------------
Long-term debt, excluding current portion     $    251,318     $  218,709
                                              ===========================

On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced an old facility, enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525% to 1.05%. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance at September 30, 2003.

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

On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the Timberland Buyer (see Note 6). We pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears interest at a fixed rate of 3.82% for five years at which time we can elect to renew the obligation.

P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.

At September 30, 2003 and December 31, 2002, we had $3.3 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

                                      -11-
                                   GLATFELTER

13. FINANCIAL DERIVATIVES

In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately E73.0 million and pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our subsidiary in Gernsbach, Germany. The cross currency swap is recorded at a negative fair value of $15.3 million in the Consolidated Balance Sheets under the caption "Accrued compensation, other expenses and deferred income taxes". Changes in fair value are recognized in earnings as "Other income (expense)" in the Consolidated Statements of Income. The mark-to-market adjustment was completely offset by a gain on the related remeasurement of the U.S. Dollar denominated debt obligations.

The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant.

14. COMPREHENSIVE INCOME

The following table sets forth comprehensive income and its components:

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30         SEPTEMBER 30
In thousands                        2003      2002       2003      2002
-------------------------------------------------------------------------
Net income (loss)                 $(6,665)   $13,311    $20,381  $ 32,011
Foreign currency translation
  adjustment                        1,006       (747)     2,602       321
                                  ---------------------------------------
    Comprehensive income (loss)   $(5,659)   $12,564    $22,983  $ 32,332
                                  =======================================

15. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

ECUSTA DIVISION MATTERS

In August 2001, pursuant to an acquisition agreement (the "Acquisition Agreement") we sold the assets of our Ecusta Division to four related entities, consisting of Purico (IOM) Limited, an Isle of Man limited liability company ("Purico"), and RF&Son Inc. ("RF"), RFS US Inc. ("RFS US") and RFS Ecusta Inc. ("RFS Ecusta"), each of which is a Delaware corporation, (collectively, the "Buyers"). As part of the Acquisition Agreement, the Buyers assumed certain liabilities related to the operation of the Ecusta Division. In July 2002, we received notice from the Buyers' legal counsel asserting claims for indemnification for certain alleged damages incurred by the Buyers, pursuant to the Acquisition Agreement. During October 2003, the Buyers informed us that the total value of these claims was approximately $3.5 million. We believe that these claims are without merit and intend to vigorously defend our position.

In August 2002, the Buyers shut down the manufacturing operation of the paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, RFS Ecusta and RFS US filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. During the fourth quarter of 2002, in accordance with the provisions of the Acquisition Agreement, we notified the Buyers of third party claims ("Third Party Claims") made against us for which we are seeking indemnification from the Buyers. The Third Party Claims primarily relate to certain post-retirement benefits, workers compensation claims and vendor payables.

Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the paper mill and related real property, were sold to an unrelated third party (the "New Buyer"), whose business plan is to continue certain mill-related operations and to convert portions of the mill site into a business park.

                                      -12-
                                   GLATFELTER

 Beginning in April 2003, governmental authorities, including the North Carolina Department of Environment and Natural Resources ("DENR") began discussions with us and the New Buyer regarding, among other environmental issues, certain potential landfill closure liabilities ("Landfill Closure Costs") associated with the Ecusta mill and its properties. The discussions focused on DENR's desire to establish a plan and secure financial resources to eventually close three landfills located at the Ecusta facility and to address other environmental matters at the site. During the third quarter of 2003, the discussions ended with DENR's conclusion to hold us responsible for the closure of the landfills. We intend to pursue reimbursement for such claims from the Buyers under the indemnification provisions of the Acquisition Agreement.

Based on our analysis of currently available information and our landfill closure experience, we estimate the Landfill Closure Costs will total approximately $7.6 million, of which $1.6 million was accrued in the second quarter of 2003 and $6.0 million was accrued in the third quarter of 2003. The second quarter 2003 accrual related to a specific landfill and was recorded based on our conclusion it was probable that we would incur the closure costs because the landfill was already in the process of being closed and thus was of no potential value to the New Buyer. In the second quarter of 2003, we established an offsetting receivable due from the Buyers for landfill closure costs of $1.6 million pursuant to the Acquisition Agreement indemnification provisions. We believe the Landfill Closure Costs are liabilities for which the Buyers are obligated to indemnify us.

In addition to Landfill Closure Costs, we recorded liabilities for Third Party Claims totaling $3.3 million. Pursuant to the terms of the Acquisition Agreement, we believe the Buyers assumed all of these liabilities and agreed to indemnify and hold us harmless for damages. Accordingly, we had previously recorded a receivable for amounts due from Purico and RF, the Buyers that have not filed for bankruptcy. However, in September 2003, the Buyers failed to honor their obligation to reimburse us for the portion of the liabilities that we had paid. Therefore, in the third quarter of 2003, we fully reserved for the amounts recorded related to the receivables due from Purico and RF.

In the third quarter of 2003, our Board of Directors terminated post-retirement medical benefits previously provided to certain former employees of Ecusta. Pursuant to a separate agreement with the Buyers, we continued to provide these benefits and were to be reimbursed by the Buyers. In connection with the termination of such benefits we reduced recorded Third Party Claims by approximately $1.0 million. The corresponding offsetting receivable was reduced as well but only to the extent we had not previously expended cash for such post-retirement benefits.

The charge included in our results of operations for the three months and nine months ended September 30, 2003 was $11.5 million. We continue to believe the Buyers are responsible for the Landfill Closure Costs and the Third Party Claims and believe we have a strong legal basis to seek indemnification. We intend to pursue appropriate avenues to enforce the provisions of the Acquisition Agreement.

The governmental authorities are continuing to investigate the environmental conditions at the mill. We are uncertain as to what additional Ecusta-related claims, including environmental matters, if any, may be asserted against us. The above discussions with the governmental authorities concerning certain other environmental related matters at the former Ecusta facility resulted in the New Buyer agreeing to be held responsible for the resolution thereof. Based on information currently available, we estimate the cost of resolution of these issues could range from between $0 and $4 million in addition to amounts accrued. The likelihood and extent of potential claims against us could be mitigated by the successful execution of the New Buyer's business plan. Should any claims be made against us, we would seek indemnification for such damages to the extent possible in accordance with the terms of the Acquisition Agreement. We cannot ascertain at this time what additional impact, if any, these matters will have on our consolidated financial position and/or results of operations and no amounts with respect thereto have been recorded.

In addition to the amounts discussed above, as of September 30, 2003, our trade accounts receivable included $0.8 million for products sold by our S&H subsidiary pursuant to a supply agreement with a German company affiliated with Purico. Such accounts receivable balances totaled $0.9 million at November 6, 2003, reflecting additional sales offset by $0.6 million of cash collections.

                                      -13-
                                   GLATFELTER

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

Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the "New Century Project," will require capital expenditures currently estimated to be approximately $36.8 million to be incurred before April 2004. The New Century Project includes improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100 percent chlorine dioxide substitution and a hardwood ozone bleaching system. Through September 30, 2003, we have invested approximately $31.6 million in this project. We presently do not anticipate difficulties in implementing the New Century Project. While we have obtained all the required governmental approvals, we have yet to bring all the necessary equipment on-line.

We voluntarily cooperated with an investigation by the Pennsylvania Department of Environmental Protection (the "PA DEP") which commenced in February 2002, related to certain discharges by our Spring Grove facility to the Codorus Creek. On June 13, 2003, we entered into a Consent Order and Agreement with the PA DEP regarding such discharges. Under the terms of this agreement, we agreed to pay a civil penalty of $1.5 million over three years, beginning June 15, 2003, and to implement various remedial measures related to the facility's operations and to the facility's historical piping network. We accrued $1.5 million in the 2002 fourth quarter results of operations for this obligation. The remedial measures are expected to be recorded as capital expenditures.

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

                                      -14-
                                   GLATFELTER

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

As described below, various state and federal governmental agencies have formally notified nine potentially responsible parties ("PRPs"), including Glatfelter, that they are potentially responsible for response costs and "natural resource damages" ("NRDs") arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and other statutes. The other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific (formerly Fort Howard Corp. and Fort James), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, and Menasha Corporation. We believe some of these PRPs may have corporate or contractual relationships with unidentified entities that may shift monetary obligations arising from the lower Fox River and Bay of Green Bay.

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

The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 ("OU1"), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 ("OU2") which is the portion of the river between dams at Appleton and Little Rapids and Operable Units 3 through 5 ("OU3-5"), an area approximately 20 miles downstream of our Neenah facility.

The following summarizes the status of our potential exposure:

RESPONSE ACTIONS

OU1 AND OU2 On January 7, 2003, the Wisconsin Department of Natural Resources (the "Wisconsin DNR") and EPA issued a Record of Decision ("ROD") for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. Wisconsin DNR and EPA estimate that the remedy for these two reaches will cost approximately $75 million but could cost within a range from approximately $52 million to $112 million.

On July 1, 2003, WTM I entered into an Administrative Order on Consent ("AOC") with EPA and the Wisconsin DNR regarding to the implementation of the Remedial Design for OU1. On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (the "OU1 Consent Decree") with the U.S. District Court for the Eastern District of Wisconsin. Under terms of the OU1 Consent Decree, Glatfelter and WTM I each agreed to pay approximately $27 million. This includes $25 million to be escrowed to fund response work associated with remedial actions specified in the December 2002 ROD. In addition, the U.S. EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup. The response work will be managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed into escrow. We believe the required remedial actions can be completed with the amount of monies expected to be escrowed. If the Consent Decree is terminated due to a lack of escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial actions.

                                      -15-
                                   GLATFELTER

The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account and thereby to preserve the OU1 Consent Decree. Should the OU1 Consent Decree be terminated, each company would lose the protections contained in the settlement and the governments may turn to one or both of us for the completion of work in OU1. In such a situation, the governments may also seek response work from a third party, or perform the work themselves and seek response costs from any of the identified PRPs, including Glatfelter.

In addition to the $25 million escrow amount discussed above, the OU1 Consent Decree requires that each company pay the governments $375,000 for past response costs. These payments are being made in return for credit to be applied toward each settling company's potential liability for response costs associated with the river, as a whole. The OU1 Consent Decree also requires the companies to pay certain NRD-related amounts, which are discussed below.

The United States has lodged the OU1 Consent Decree with the United States District Court for the Eastern District of Wisconsin, for court review. The United States Department of Justice published a notice of the lodging of the OU1 Consent Decree in the Federal Register on October 17, 2003, opening a 30-day public comment period. A public meeting was held on October 29, 2003. After compiling any written comments received, the United States Department of Justice will, if appropriate, move the Court to enter the OU1 Consent Decree.

OU3 - 5 On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD (the "Second ROD") for the cleanup of OU3 - 5. The Second ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million, but according to the Second ROD, could cost within a range from approximately $227.0 million to $486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. We are currently analyzing the Second ROD to determine the feasibility of the remedy set forth therein and its impact, if any, on our potential liability.

We do not believe that we have any responsibility for a share of liability with respect to OU3-5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding these sites continues due to disagreement over a fair allocation or apportionment of responsibility.

NATURAL RESOURCE DAMAGES

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

In June 1994, FWS notified the then identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment will be delayed until after the selection of a remedy, the federal trustees released a plan on October 25, 2000 that values their NRDs for injured natural resources between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.

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

                                      -16-
                                   GLATFELTER

We submitted comments on the proposed Fort James consent decree to the U.S. Department of Justice. These comments suggest that the United States, the State of Wisconsin and certain alleged natural resource trustees not move to enter this proposed consent decree, due to various procedural and substantive infirmities. Nevertheless, on March 28, 2003, the federal government made such a motion with respect to which the courts have not yet ruled. Because the factual and legal justification the plaintiffs provided for the settlement is vague and specific to the Fort James situation, we are not able to extrapolate an estimated settlement amount for Glatfelter from the proposed consent decree.

In addition to the amounts discussed above, the OU1 Consent Decree requires that Glatfelter and WTM I each pay the governments $1.5 million for NRDs for the Fox River site, and $150,000 for NRD assessment costs. Each of these payments is being made in return for credit to be applied toward each settling company's potential liability for NRDs associated with the river, as a whole.

OTHER INFORMATION

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

We have entered into interim cost-sharing agreements with four of the other PRPs, pursuant to which such PRPs have agreed to share both defense costs and costs for scientific studies relating to PCBs discharged into the lower Fox River. These interim cost-sharing agreements have no bearing on the final allocation of costs related to this matter. Based upon our evaluation of the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination, we believe our share of any liability among the identified PRPs is much less than our per capita share.

We also believe that there exist additional potentially responsible parties other than the identified PRPs. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper-containing PCBs to each of the recycling mills, including our Neenah facility, are also potentially responsible for this matter.

We believe the OU1 Consent Decree is a significant milestone in our continuing negotiations to resolve any exposure we may have with regard to the Fox River site and that the agreement provides further clarity on the financial commitment that may be required of us. Notwithstanding these developments, the OU1 Consent Decree does not completely resolve our potential liability related to the Fox River site. We continue to believe that this matter may result in litigation, but cannot predict the timing, nature, extent or magnitude of such litigation. We currently are unable to predict our ultimate cost related to this matter.

RESERVES FOR ENVIRONMENTAL LIABILITIES We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. As of September 30, 2003 and December 31, 2002, we had accrued reserves for asserted and unasserted liabilities related to environmental matters of approximately $29.8 million and $30.3 million, respectively. As of September 30, 2003, $27.5 million of the reserves are recorded as current liabilities in the caption "environmental liabilities" and $2.3 million are included in "other long-term liabilities," on the Consolidated Balance Sheets. At December 31, 2002, these accruals are primarily included in "other long-term liabilities." During 2003, the reserve balance declined $0.5 million as a result of the first of three installment payments made to the PA DEP. No adjustments were made to the reserve during the first nine months of 2002. Other than with respect to the OU1 Consent Decree, the amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability (including, but not limited to,

                                      -17-
                                   GLATFELTER
those related to the lower Fox River and the Bay of Green Bay) cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other PRPs.

RANGE OF REASONABLY POSSIBLE OUTCOMES - NEENAH, WISCONSIN As discussed above, the OU1 Consent Decree provides clarity on the financial commitment that may be required of us regarding response costs related to OU1. We believe that the remediation of OU1 will be satisfactorily completed for the amounts currently expected to be committed under the OU1 Consent Decree. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to interpretations that CERCLA imposes joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of Fox River site.

Based on analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed current reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $125 million, over a period that is undeterminable but could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. In our estimate of the upper end of the range, we have considered i) the remedial actions agreed to in the OU1 Consent Decree and our belief that the required actions can be accomplished with the funds to be escrowed; and ii) no active remediation of OU2. We have also assumed full-scale dredging for the remainder of the River and the Bay of Green Bay, as set forth in the Second ROD, although at a significantly higher cost than estimated in the Second ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or than we will incur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely. In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs' financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper and arranged for the disposal of the wastepaper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

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

We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the insurers that is a defendant in our Wisconsin complaint has filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. While we believe that we will be successful in this action and recoveries may be significant, we are uncertain as to what the timing or extent of any ultimate recovery will be and whether it will be significant in relation to the potential losses associated with the Fox River. Our financial statements do not include any amounts for such potential recoveries.

                                      -18-
                                   GLATFELTER

SUMMARY Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on us. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the implementation of the OUI Consent Decree and/or if we are ordered to implement the remedy proposed in the Second ROD, such developments would have a material adverse effect on our consolidated financial position, liquidity and results of operations and would result in a default under our loan covenants.

We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty, however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

16. SEGMENT INFORMATION

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

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services.

The following tables set forth net sales by business unit:

                                     THREE MONTHS ENDED
                                        SEPTEMBER 30
Dollars in thousands                 2003          2002
----------------------------------------------------------
BUSINESS UNIT
Engineered Products                $   37,194    $  31,122
Long-Fiber & Overlay Papers            32,026       26,034
Printing and Converting Papers         61,070       72,596
Tobacco Papers                          1,614        5,353
                                   -----------------------
    Total                          $  131,904    $ 135,105
                                   =======================

                                      NINE MONTHS ENDED
                                        SEPTEMBER 30
Dollars in thousands                  2003         2002
----------------------------------------------------------
BUSINESS UNIT
Engineered Products                $  103,005    $  95,294
Long-Fiber & Overlay Papers            96,696       77,470
Printing and Converting Papers        195,974      214,979
Tobacco Papers                          8,135       15,343
                                   -----------------------
    Total                          $  403,810    $ 403,086
                                   =======================

                                      -19-
                                   GLATFELTER

The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2003      SEPTEMBER 30, 2003
                                                       Operating                Operating
                                                         Profit     Operating     Profit    Operating
Dollars in thousands                                     (Loss)       Margin      (Loss)      Margin
------------------------------------------------------------------------------ ----------------------
BUSINESS UNIT
Engineered Products                                    $   1,253        3.4%    $   2,229       2.2%
Long-Fiber & Overlay Papers                                1,156        3.6         8,463       8.8
Printing and Converting Papers                              (831)      (1.4)       (1,546)     (0.8)
Tobacco Papers                                            (1,166)     (72.2)       (3,979)    (48.9)
                                                       ---------                ---------
     Total Business Unit                                     412        0.3         5,167       1.3
Energy sales, net                                          2,615                    7,667
Pension income, net                                        3,885                   12,883
Neenah Restructuring - recorded as cost of products
  sold                                                    (1,480)                  (1,480)
Restructuring charges                                       (602)                    (602)
Unusual items                                            (11,501)                 (11,501)
(Loss) gain on disposition of plant, equipment and
  timberlands                                               (257)                  31,144
                                                       ---------                ---------
     Total consolidated operating income (loss)           (6,928)                  43,278
Interest expense, net                                     (3,674)                 (10,728)
Other income (expense), net                                  368                       12
                                                       ---------                ---------
     Income (loss) from continuing operations before
       income taxes                                    $ (10,234)               $  32,562
                                                       =========                =========

Management evaluates results of operations before energy sales, non-cash pension income, restructuring related charges, unusual items and effects of asset disposition because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses and the profitability of business units. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that management performance is evaluated internally and by the Company's Board of Directors.

17. SUBSEQUENT EVENTS

On October 7, 2003, we entered into a Contract of Sale with Sussex County, of the State of Delaware (the "Buyer"), under which we agreed to sell approximately 1,187 acres of timberland (the "Delaware Timberland") for cash consideration totaling $17.1 million. The transaction is expected to close in January 2004, subject to, among others, the Buyer's completion of site usability evaluations. Upon closing, the Delaware Timberland sale is expected to result in a pre-tax gain of approximately $16.9 million.

On November 3, 2003, we entered into an Agreement of Purchase and Sale with the Nature Conservancy, a non-profit corporation, under which we agreed to sell approximately 900 acres of timberland commonly known as Ponders (the "Ponders Timberland") for $7.7 million in cash. The transaction is expected to close in March 2004, subject to certain conditions, including approval by the Nature Conservancy's Board of Governors. Upon closing, the Ponders Timberland sale is expected to result in a pre-tax gain of approximately $7.5 million.

                                      -20-
                                   GLATFELTER

                         INDEPENDENT ACCOUNTANTS' REPORT

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 2003, and the related condensed consolidated statements of income for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
November 11, 2003

                                      -21-
                                   GLATFELTER

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Quarterly Report on Form 10-Q are forward looking. We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, cost of products sold, restructuring charges, non-cash pension income, environmental costs and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

   i.    variations in demand for, or pricing of, our products;

  ii. changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes and wastepaper, abaca fiber, and changes in energy-related costs;

 iii. our ability to develop new, high value-added engineered products and long fiber & overlay papers;

  iv. changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

   v.    variations in, or changes to, our Neenah Restructuring action plans;

  vi. cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as costs associated with the NOVs issued by the EPA and the Pennsylvania DEP, the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our Neenah mill is located; the costs of environmental matters at our former Ecusta Division mill; and the effect of complying with the wastewater discharge limitations of the Spring Grove mill permits;

 vii. the gain or loss of significant customers and/or on-going viability of such customers;

viii. risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

  ix.    geopolitical events, including war and terrorism;

   x. enactment of adverse state, federal or foreign legislation or changes in government policy or regulation;

  xi. our ability to identify, finance and consummate future alliances or acquisitions;

 xii.    adverse results in litigation;

xiii.    disruptions in production and/or increased costs due to labor disputes;

 xiv. the effect on us, if any, associated with the financial condition of the Buyers of the Ecusta Division and any failure to satisfy their indemnification obligations to us;

  xv.    our ability to realize the value of our timberlands; and

 xvi.    level of declared common stock dividends

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of our consolidated financial position and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, doubtful accounts, inventories, investments and financial derivative instruments, long-lived assets and contingencies, including environmental matters. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances; the results of which form the basis for

                                      -22-
                                   GLATFELTER
making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     iv. Accounting for defined-benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. Accounting for our retiree medical plans, and any curtailments thereof, also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits. We evaluate these assumptions at least once each year or as facts and circumstances dictate and make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the recorded benefit plan assets and liabilities.

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

     vi. We have made estimates and accrued for liabilities assumed by the buyers of the Ecusta Division. In addition, we have recorded receivables due from the buyers to reimburse us for such liabilities as well as for other expenses we were to pay on the buyers' behalf. We continue to evaluate the collectibility of the receivables due from the buyers and, at September 30, 2003, have determined that a reserve for the full amount of such receivables was necessary.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2002, Item 8 -- Financial Statements and Supplementary Data -- Note 2 and the Notes included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, for a discussion of our accounting policies with respect to these and other items.

                                      -23-
                                   GLATFELTER

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

RECENT DEVELOPMENTS

A number of events occurred over the comparative periods that impacted our results of operations and financial condition, including:

- In September 2003, we initiated the restructuring of our Neenah, WI facility (the "Neenah Restructuring") which includes reallocating resources, permanently shutting down certain equipment and processes and eliminating approximately 200 positions. These actions resulted in pre-tax charges totaling $2.1 million in the third quarter of 2003. Additional charges are expected in the fourth quarter of 2003 totaling $14.4 million to $24.3 million.

- In the third quarter of 2003, we recorded an $11.5 million pre-tax charge relating to our former Ecusta Division. Of this amount, $5.5 million was to fully reserve for receivables due from parties that purchased the Ecusta Division from us. The remaining $6.0 million is for contingent landfill closure costs.

- On October 1, 2003, we entered into a Consent Decree with certain governmental agencies that requires us to contribute a total of $27.0 million, over the next eight months, in large part to fund the clean-up of contamination of the Lower Fox River near our Neenah facility.

- Our Board of Directors declared, in September 2003, a $0.09 per common share cash dividend, or 49% lower than the previous dividend. On an annualized basis, this reduction in the dividend will conserve approximately $15.0 million in cash.

NEENAH RESTRUCTURING

In September 2003, we announced the strategic decision to reallocate resources and abandoning a paper making machine and the deinking facility at our Neenah, WI facility. The machines and processes to be abandoned had been primarily supporting our Printing & Converting business unit. The Neenah Restructuring was initiated to allow us to reallocate resources to more fully support opportunities in higher growth, more profitable specialty markets and increase operating flexibility. These initiatives, which are expected to be substantially completed by the end of 2003, will result in the elimination of approximately 200 positions, or 55% of the facility's total workforce. The results of operations for the third quarter of 2003 include related pre-tax charges of $2.1 million, of which $1.5 million are reflected in the consolidated income statements as components of cost of products sold, and $0.6 million are reflected as "restructuring charges." The $1.5 million pre-tax charge relates to accelerated depreciation and an adjustment to net realizable value for spare parts and supplies inventory related to equipment to be abandoned. The $0.6 million pre-tax restructuring charge relates to the curtailment of pension and other retirement benefits associated with the termination of salaried employees.

The following table sets forth information with respect to Neenah Restructuring charges.

                                       THREE MONTHS
                                          ENDED          EXPECTED IN FOURTH
                                       SEPTEMBER 30        QUARTER 2003
In thousands                              2003            LOW        HIGH
---------------------------------------------------------------------------
Depreciation on equipment to be
  abandoned                              $   973         $ 5,000   $ 5,000
Employee severance                             -             600       775
Pension and other retirement benefits        602           7,325    12,975
Contract termination and related costs       507           1,500     5,800
                                         -------         -------    ------
    Total                                $ 2,082         $14,425   $24,550
                                         =======         =======   =======

                                      -24-
                                   GLATFELTER

RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 2003 VERSUS FIRST NINE MONTHS OF 2002

The following table sets forth summarized results of operations:

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30
In thousands                                           2003         2002        CHANGE
---------------------------------------------------------------------------------------
Net sales                                           $ 403,810    $ 403,086    $     724
Energy sales, net                                       7,667        7,434          233
                                                    ---------    ---------    ---------
    Total revenue                                     411,477      410,520          957
Cost of products sold                                 342,944      313,810       29,134
                                                    ---------    ---------    ---------
    Gross profit                                       68,533       96,710      (28,177)
Operating expenses
   Selling, general and administrative expenses        44,296       42,072        2,224
   Restructuring charge                                   602            -          602
   Unusual items                                       11,501       (3,508)      15,009
   Loss (gain) on disposition of plant, equipment
     and timberlands                                  (31,144)      (1,975)     (29,169)
                                                    ---------    ---------    ---------
      Total operating expenses                         25,255       36,589      (11,334)
                                                    ---------    ---------    ---------
Operating income (loss)                                43,278       60,121      (16,843)
Interest expense                                      (10,728)     (11,230)         502
Interest income                                         1,251        1,218           33
Other income (expense), net                            (1,239)          38       (1,277)
                                                    ---------    ---------    ---------
    Nonoperating income (expense)                     (10,716)      (9,974)        (742)
                                                    ---------    ---------    ---------
    Income from continuing operations before
      income taxes                                     32,562       50,147      (17,585)
Income tax provision                                   11,856       18,099       (6,243)
                                                    ---------    ---------    ---------
    Income from continuing operations                  20,706       32,048      (11,342)
Discontinued operations
Loss from discontinued operations before income
    taxes                                                (513)         (57)        (456)
Income tax benefit                                       (188)         (20)        (168)
                                                    ---------    ---------    ---------
    Net loss from discontinued operations                (325)         (37)        (288)
                                                    ---------    ---------    ---------
    Net income                                      $  20,381    $  32,011    $ (11,630)
                                                    =========    =========    =========

Net income and diluted earnings per share for the first nine months of 2003 were $20.4 million and $0.46, respectively, compared to $32.0 million and $0.73, respectively, for the comparable period in 2002. The results for the first nine months of 2003 and 2002 include the following significant items:

                                                 PRE-TAX     AFTER-TAX     EPS
                                                 -------------------------------
In thousands, except per share data                      Income (loss)
   2003
Gain (loss) on disposition of plant, equipment
    and timberlands
   Gain on sale of timberlands                   $ 31,196    $ 19,965    $  0.46
   Loss on disposal of certain paper making
       equipment                                   (2,481)     (1,582)     (0.04)
Neenah Restructuring
   Included as cost of products sold               (1,480)       (941)     (0.02)
   Restructuring charges                             (602)       (383)     (0.01)
Ecusta related charges                            (11,500)     (7,315)     (0.17)

   2002
Escrow settlement                                   3,501       2,315       0.05

                                      -25-
                                   GLATFELTER

The above items increased earnings for the first nine months of 2003 by $9.7 million, or $0.22 per diluted share, and $2.3 million, or $0.05 per diluted share, in the same period of 2002. Offsetting this increase in the first nine months of 2003 was lower non-cash pension income, lower sales volumes and selling prices and higher costs of products sold. Reported earnings in the period-to-period comparison were favorably impacted by the weakening of the U.S. Dollar versus the Euro and the resulting impact on translated results of international operations. The weaker U.S. Dollar had an estimated favorable impact on net income of approximately $2.6 million in the first nine months of 2003.

NET SALES

Our consolidated net sales totaled $403.8 million for the first nine months of 2003 compared to $403.1 million for the year-earlier first nine months, an increase of $0.7 million. Reported net sales reflects the benefits of a weaker U.S. Dollar relative to the Euro, which more than offset a decrease in constant-currency average net selling price. In the period-to-period comparison, the weaker U.S. Dollar benefited translated consolidated net sales of international operations by approximately $20.7 million. Increased volumes in our Long Fiber & Overlay and Engineered Products business units were more than offset by lower volumes in Printing & Converting.

During the first nine months of 2003, sales volume for our Engineered Products increased by approximately 8.4% compared to the first nine months of 2002, and average net selling prices decreased slightly. Our Long-Fiber & Overlay Papers business unit experienced 15.2% increased sales volume for its products and average net selling prices increased 8.3%, although this price increase was entirely due to a weaker U.S. Dollar in the comparison. In the Printing and Converting Papers business unit, net sales volume declined 6.0% compared to the same period a year ago, primarily due to weaker market-related demand in this segment together with our decisions in early in 2003 not to pursue volume at unattractive pricing. In addition, during the second and third quarters of 2003, Printing & Converting Papers volume was adversely impacted by a current willingness of some customers to purchase lower-cost, lower-quality alternatives offered by competitors, particularly in the book publishing market. Average net selling prices in this business unit declined slightly in the period-to-period comparison.

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

ENERGY SALES, NET

Energy sales, net, totaled $7.7 million in the first nine months of 2003 compared with $7.4 million in the comparable period of 2002. Energy sales represent net revenue earned from the sale of excess power generated by our Spring Grove, PA facility.

COST OF PRODUCTS SOLD AND GROSS PROFIT

Cost of products sold ("COS") for the first nine months of 2003 includes $1.5 million of Neenah Restructuring related charges, and $1.2 million to adjust the carrying amount of certain inventory to their lower of cost or market ("LCM"). Including these charges, COS increased $29.1 million, or 9.3%, in the period-to-period comparison. Despite lower sales volumes, COS increased primarily due to a $14.4 million unfavorable effect of the weakening of the U.S. Dollar relative to the Euro, and the resulting impact on translated COS of our international operations. The increase in COS also was attributable to approximately $8.8 million of lower non-cash pension income, $5.4 million of higher market pulp and wastepaper costs, and $2.8 million of higher energy-related costs. In addition, due to soft demand, we took market-related downtime at the Spring Grove, PA and Neenah, WI facilities. Further, beginning in the second quarter of 2003, we commenced the scheduled shutdown and rebuild of a long-fiber & overlay paper machine in Gernsbach. (This rebuild was completed in September 2003.) Shutdowns result in reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold.

Gross profit in the first nine months of 2003 totaled $68.5 million, a decline of $28.2 million from the first nine months of 2002. Our gross margin was 17.0% and 24.0% in the first nine months of 2003 and 2002, respectively, reflecting the net effect of the factors discussed above in Net Sales and Cost of Products Sold and Gross Profit.

                                      -26-
                                   GLATFELTER

Net non-cash pension income reduced COS by $11.3 million in the first nine months of 2003 compared with $20.1 million in the same period of 2002. Our net non-cash pension income allocable to cost of products sold is expected to total $14.7 million for the full year 2003 compared to $26.9 million in 2002. Non-cash pension income is estimated each year using certain actuarial assumptions and certain other factors, including the fair value of our pension assets as of the first date of the calendar year. Although our pension plan is considerably overfunded, during 2002, the fair value of our pension assets decreased significantly.

Additional Neenah Restructuring charges that will be recorded as COS in the fourth quarter of 2003 are expected to be approximately $6.5 million to $10.8 million. Such charges are to fully depreciate equipment to be abandoned and for other costs related to the restructuring.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

In the first nine months of 2003, SG&A expenses totaled $44.3 million compared with $42.1 million in the same period a year ago. Effective cost control initiatives were more than offset by a $2.3 million reduction in non-cash pension income, a $1.5 million increase in depreciation expense related to our investment in a worldwide ERP information system and a $1.2 million unfavorable effect of a weaker U.S. Dollar.

Net non-cash pension income reduced SG&A expenses in the first nine months of 2003 by $1.6 million compared with $3.9 million in the same period of 2002. For the full year 2003, non-cash pension income allocable to SG&A expenses is projected to be $2.0 million compared to $5.7 million in 2002.

RESTRUCTURING CHARGE

We recorded a $0.6 million charge in the third quarter of 2003 related to the curtailment of pension and other retirement benefits for salaried employees to be terminated at our Neenah facility. We expect to record in the fourth quarter of 2003, as restructuring charges related to the Neenah facility, additional pension and other retirement benefits and severance costs totaling $7.9 million to $13.7 million.

UNUSUAL ITEMS

Unusual items in the first nine months of 2003 reflect a $11.5 million charge relating to our former Ecusta Division, which was sold in 2001. Under the Ecusta Division acquisition agreement, we are indemnified for certain liabilities that have been assumed by the buyers. We had previously accrued liabilities related to certain post-retirement benefits, workers compensation claims and vendor payables and established a corresponding receivable due from the buyers. We paid the portion of these liabilities that became due and sought reimbursement from the buyers, which, to date, they have refused. The charge includes $5.5 million to fully reserve such receivables and an additional $6.0 million related to contingent landfill closure costs at the Ecusta facility for which we are likewise indemnified.

In the first nine months of 2002, we recognized a $3.5 million gain from the settlement of an escrow account with the previous owners of our Schoeller & Hoesch Division.

LOSS (GAIN) ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first nine months of 2003 we recognized a net gain from the sale of plant, equipment and timberlands of $31.1 million. This primarily represents a $31.2 million gain from the sale in March 2003 of approximately 25,500 acres of timberlands (the "Maryland Timberlands") to a subsidiary of The Conservation Fund, a non-profit land conservation fund (the "Timberland Buyer").

As consideration for the Maryland Timberlands, we received a 10-year note from the Timberland Buyer in the principal amount of $37.9 million (the "Note"). The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years the interest rate on the Note will be adjusted to the then existing bank prime rate. The full amount of the Note is secured by a letter of credit issued by a financial institution. As more fully discussed in Liquidity and Capital Resources, we pledged the Note and letter of credit as collateral for a $34.0 million term loan from a financial institution.

In connection with the Maryland Timberland sale, we entered into a Supply Agreement (the "Agreement") with the Timberland Buyer pursuant to which we agreed to purchase from the Timberland Buyer a minimum of 275,400 tons of pine pulpwood at market prices over the eight-year term of the Agreement.

In the first quarter of 2004, we expect to complete the sale of approximately 2,100 acres of timberlands for a total of $24.8 million in cash. These transactions are expected to result in pre-tax gains of approximately $24.4 million.

                                      -27-
                                   GLATFELTER

INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30
In thousands                                             2003           2002         CHANGE
--------------------------------------------------------------------------------------------
Interest expense                                      $(10,728)      $(11,230)        $502
Interest income                                          1,251          1,218           33
                                                      --------       --------         ----
     Interest expense, net                            $ (9,477)      $(10,012)        $535
                                                      ========       ========         ====

Interest expense decreased in the comparison primarily due to lower average debt outstanding in the first nine months of 2003 compared to the prior-year period. On average, total debt outstanding declined approximately $11.8 million. The weakening of the U.S. Dollar compared to the Euro, and the resulting impact on translated interest expense for U.S. Dollar results partially offset the favorable effect of lower debt balances.

OTHER INCOME (EXPENSE), NET

Other income (expense), net totaled $1.2 million in the first nine months of 2003, primarily due to realized foreign currency transaction losses and net expense on cross-currency swaps.

INCOME TAXES

Income taxes decreased $6.2 million to $11.9 million for the first nine months of 2003 compared to the same period of 2002. The reduction was primarily due to a $17.6 million decrease in earnings before income taxes.

DISCONTINUED OPERATIONS

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.5 million, net of cash divested, and the remaining amounts are to be paid in annual installments over 2 years beginning July 2004. This subsidiary is reported as discontinued operations for all prior periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the nine months ended September 30, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $0 and $2.6 million for the three months and nine months ended September 30, 2003, respectively, and $0.9 million and $2.4 million for the three months and nine months ended September 30, 2002, respectively. This operation was previously reported in the Engineered Products business unit.

                                      -28-
                                   GLATFELTER

THIRD QUARTER OF 2003 VERSUS THIRD QUARTER OF 2002

The following table sets forth summarized results of operations for the third quarter of 2003 and 2002:

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30
In thousands                                               2003         2002          CHANGE
---------------------------------------------------------------------------------------------
Net sales                                               $131,904     $135,105        $ (3,201)
Energy sales, net                                          2,615        2,735            (120)
                                                        --------     --------        --------
    Total revenue                                        134,519      137,840          (3,321)
Cost of products sold                                    114,562      104,281          10,281
                                                        --------     --------        --------
    Gross profit                                          19,957       33,559         (13,602)
Operating expenses
  Selling, general and administrative expenses            14,525       13,445           1,080
  Restructuring charge                                       602            -             602
  Unusual items                                           11,501       (3,508)         15,009
  Loss (gain) on disposition of plant, equipment
    and timberlands                                          257         (931)          1,188
                                                        --------     --------        --------
      Total operating expenses                            26,885        9,006          17,879
                                                        --------     --------        --------
Operating income                                          (6,928)      24,553         (31,481)
Interest expense                                          (3,674)      (3,542)           (132)
Interest income                                              564          156             408
Other income (expense), net                                 (196)          41            (237)
                                                        --------     --------        --------
    Nonoperating income (expense)                         (3,306)      (3,345)             39
                                                        --------     --------        --------
    Income (loss) from continuing operations
      before income taxes                                (10,234)      21,208         (31,442)
Income tax provision (benefit)                            (3,569)       7,859         (11,428)
                                                        --------     --------        --------
    Income (loss) from continuing operations              (6,665)      13,349         (20,014)
Discontinued operations
    Loss from discontinued operations before taxes             -          (58)             58
    Income tax benefits                                        -          (20)             20
                                                        --------     --------        --------
      Net loss from discontinued operations                    -          (38)             38
                                                        --------     --------        --------
         Net income (loss)                              $ (6,665)    $ 13,311        $(19,976)
                                                        ========     ========        ========

A net loss for the third quarter of 2003 totaled $6.7 million, or $0.15 per diluted share, compared to earnings of $13.3 million, or $0.30 per diluted share, in the third quarter of 2002. The third quarter 2003 and 2002 results include the following significant items:

                                                     PRE-TAX         AFTER-TAX         EPS
                                                     --------------------------------------
In thousands, except per share data                               Income (loss)
   2003
Gain (loss) on disposition of plant, equipment
    and timberlands
   Loss on disposal of certain paper making
       equipment                                      (1,459)            (928)        (0.02)
Neenah Restructuring
   Included as cost of products sold                  (1,480)            (941)        (0.02)
   Restructuring charges                                (602)            (383)        (0.01)
Ecusta related charges                               (11,500)          (7,315)        (0.17)

   2002
Escrow settlement                                      3,501            2,315          0.05

The above items decreased earnings for the third quarter of 2003 by $9.6 million, or $0.22 per diluted share, and increased the third quarter of 2002 by $2.3 million, or $0.05 per diluted share. In addition to the effect of these items in the third quarter of 2003, lower non-cash pension income, lower sales volumes and selling prices and higher costs of products sold adversely impacted earnings in the comparison. The weakening of the U.S. Dollar versus the Euro and the resulting impact on translated results of international operations favorably impacted earnings in the quarter-to-quarter comparison by approximately $0.5 million.

                                      -29-
                                   GLATFELTER

NET SALES

Our consolidated net sales totaled $131.9 million for the third quarter of 2003 compared to $135.1 million for the year-earlier quarter, a decrease of $3.2 million, or 2.4%. The decline was primarily attributable to weaker demand and pricing pressure in the Printing & Converting business unit and to lower tobacco paper sales related to the Company's previously stated intention to eliminate tobacco paper products. These factors more than offset a $5.0 million favorable effect of a weaker U.S. dollar on translated results of international operations. On a constant currency basis, average net selling prices declined moderately in the quarter-to-quarter comparison. The Company's Engineered Products and Long-Fiber & Overlay business units experienced solid sales growth in the quarter-to-quarter comparison.

ENERGY SALES, NET

Energy sales, net, totaled $2.6 million in the third quarter of 2003 compared with $2.7 million in the comparable quarter of 2002. Energy sales represent net revenue earned from the sale of excess power generated by our Spring Grove, PA facility.

COST OF PRODUCTS SOLD AND GROSS PROFIT

COS for the third quarter of 2003 includes $1.5 million of Neenah Restructuring related charges, and $1.2 million to adjust the carrying amount of certain inventory to their lower of cost or market. Including these charges, COS increased $10.3 million, or 9.9%, in the quarter-to-quarter comparison. COS increased despite lower sales volumes primarily due to several items, including approximately $3.4 million unfavorable impact of a weaker U.S. Dollar relative to the Euro. In addition, the increase in COS consisted of approximately $3.2 million of lower non-cash pension income, $1.7 million of higher market pulp and wastepaper costs, and $0.5 million of energy-related costs. In addition, due to soft demand, we took market-related downtime at the Spring Grove, PA and Neenah, WI facilities in the third quarter of 2003. Further, in the third quarter of 2003 we completed the scheduled shutdown and rebuild of a long-fiber & overlay paper machine in Gernsbach. Downtime results in reduced production leading to unfavorable manufacturing cost variances that adversely affect cost of products sold.

Net non-cash pension income reduced COS by $3.4 million in the third quarter of 2003 compared with $6.6 million in the year-earlier quarter.

Gross profit in the third quarter of 2003 totaled $20.0 million, a decline of $13.6 million from the year-earlier quarter. Our gross margin was 15.1% and 24.8% in the third quarter of 2003 and 2002, respectively, reflecting the net effect of the factors discussed above in Net Sales and Cost of Products Sold and Gross Profit.

Additional Neenah Restructuring charges that will be recorded as COS in the fourth quarter of 2003 are expected to be approximately $6.5 million to $10.8 million. Such charges are to fully depreciate equipment to be abandoned and for other costs related to the restructuring.

SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES

In the third quarter of 2003, SG&A expenses totaled $14.5 million compared with $13.4 million in the year-earlier quarter. Effective cost control initiatives were more than offset by a $0.8 million reduced amount of non-cash pension income, $0.7 million unfavorable effect of a weaker U.S. Dollar on translated SG&A expenses of international operations, and a $0.5 million increase in depreciation expense related to our investment in a worldwide ERP information system. Net non-cash pension income reduced SG&A expenses by $0.5 million in the third quarter of 2003 compared with $1.3 million in the third quarter of 2002.

RESTRUCTURING CHARGE

We recorded a $0.6 million charge related to the curtailment of pension and other retirement benefits for salaried employees to be terminated at our Neenah facility. We expect to record in the fourth quarter of 2003, as Restructuring charges, additional pension and other retirement benefits and severance costs totaling $7.9 million to $13.7 million.

UNUSUAL ITEMS

Unusual items in the first nine months of 2003 reflect a $11.5 million charge relating to our former Ecusta Division, which was sold in 2001. Under the Ecusta Division acquisition agreement, we are indemnified for certain liabilities that have been assumed by the buyers. We had previously accrued liabilities related to certain post-retirement benefits, workers compensation claims and vendor payables and established a corresponding receivable due from the buyers. We paid the portion of these liabilities that became due and sought reimbursement from the buyers, which, to date, they have refused. The 2003 charge includes $5.5 million to fully reserve such receivables and an additional $6.0 million related to contingent landfill closure costs at the Ecusta facility for which we are likewise indemnified.

                                      -30-
                                   GLATFELTER

In the third quarter of 2002, we recognized a $3.5 million gain from the settlement of an escrow account with the previous owners of our Schoeller & Hoesch Division.

INTEREST EXPENSE, NET

Interest expense, net consisted of the following:

                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
In thousands                                             2003           2002            CHANGE
----------------------------------------------------------------------------------------------
Interest expense                                       $(3,674)       $(3,542)          $ 132
Interest income                                            564            156            (408)
                                                       -------        -------           -----
     Interest expense, net                             $(3,110)       $(3,386)          $(276)
                                                       =======        =======           =====

Interest expense increased in the quarter-to-quarter comparison primarily due to a $17.6 million increase in average debt outstanding in the current quarter compared to the prior-year quarter, partially offset by lower rates. Interest income increased $0.4 million in the comparison primarily due to interest earned on a note receivable in connection with the Maryland Timberland sale.

INCOME TAXES

Income tax benefits totaled $3.6 million in the third quarter of 2003 compared with income tax provision of $7.9 million in the year-ago quarter. The change in the comparison is due to the loss from continuing operations in the 2003 third quarter compared with pre-tax income of $21.2 million in the third quarter of 2002.

                                      -31-
                                   GLATFELTER

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

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services.

The following tables set forth net sales by business unit:

                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30                        PERCENT OF TOTAL
Dollars in thousands                        2003           2002        CHANGE        2003         2002
------------------------------------------------------------------------------------------------------
BUSINESS UNIT
Engineered Products                       $ 37,194       $ 31,122      $ 6,072       28.2%        23.0%
Long-Fiber & Overlay Papers                 32,026         26,034        5,992       24.3         19.3
Printing and Converting Papers              61,070         72,596      (11,526)      46.3         53.7
Tobacco Papers                               1,614          5,353       (3,739)       1.2          4.0
                                          --------       --------      -------      -----        -----
    Total                                 $131,904       $135,105      $(3,201)     100.0%       100.0%
                                          ========       ========      =======      =====        =====

                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30                        PERCENT OF TOTAL
Dollars in thousands                        2003          2002        CHANGE         2003         2002
------------------------------------------------------------------------------------------------------
BUSINESS UNIT
Engineered Products                       $103,005      $ 95,294     $  7,711        25.5%        23.7%
Long-Fiber & Overlay Papers                 96,696        77,470       19,226        24.0         19.2
Printing and Converting Papers             195,974       214,979      (19,005)       48.5         53.3
Tobacco Papers                               8,135        15,343       (7,208)        2.0          3.8
                                          --------      --------     --------       -----        -----
    Total                                 $403,810      $403,086     $    724       100.0%       100.0%
                                          ========      ========     ========       =====        =====

                                      -32-
                                   GLATFELTER

The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

                                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30, 2003        SEPTEMBER 30, 2003
                                                          Operating                 Operating
                                                            Profit     Operating      Profit     Operating
Dollars in thousands                                        (Loss)       Margin       (Loss)       Margin
----------------------------------------------------------------------------------------------------------
BUSINESS UNIT
Engineered Products                                       $  1,253        3.4%       $  2,229        2.2%
Long-Fiber & Overlay Papers                                  1,156        3.6           8,463        8.8
Printing and Converting Papers                                (831)      (1.4)         (1,546)      (0.8)
Tobacco Papers                                              (1,166)     (72.2)         (3,979)     (48.9)
                                                          --------                   --------
     Total Business Unit                                       412        0.3           5,167        1.3
Energy sales, net                                            2,615                      7,667
Pension income, net                                          3,885                     12,883
Neenah Restructuring - recorded as cost of
  products sold                                             (1,480)                    (1,480)
Restructuring charges                                         (602)                      (602)
Unusual items                                              (11,501)                   (11,501)
(Loss) gain on disposition of plant, equipment and
  timberlands                                                 (257)                    31,144
                                                          --------                   --------
     Total consolidated operating income                    (6,928)                    43,278
Interest expense, net                                       (3,674)                   (10,728)
Other income (expense), net                                    368                         12
                                                          --------                   --------
     Income from continuing operations before income
       taxes                                              $(10,234)                  $ 32,562
                                                          ========                   ========

As discussed above, due to soft demand, during the second and third quarters of 2003, we took market-related downtime at the Spring Grove, Neenah, WI and Gernsbach, Germany mills. Further, we commenced the scheduled shutdown and rebuild of a long-fiber & overlay paper machine in Gernsbach. During the second quarters of 2003 and 2002, we completed our annually scheduled maintenance shutdown at our Spring Grove mill. Shutdowns result in reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold.

Management evaluates results of operations before energy sales, non-cash pension income, restructuring related charges, unusual items and effects of asset disposition because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses and the profitability of business units. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that management performance is evaluated internally and by the Company's Board of Directors.

OUTLOOK

Thus far in 2003, demand for printing and converting papers has remained sluggish and pricing has been under intense pressure. Historically, changes in pulp price have preceded changes in selling price for this business unit by several months. However, notwithstanding recent upward trends in pulp market prices relative to prior years, this trend may not repeat itself due to the competitive climate in the marketplace. The outlook for the Engineered Products and Long-Fiber & Overlay Papers business units is relatively stable.

COS is subject to variations in market prices for, among others, market pulp, wastepaper and energy, in addition to fluctuations in the value of the U.S. Dollar relative to the Euro on translated results of international operations. Although we are unable to predict with certainty the extent or composition of further changes, if any, we believe the extent or magnitude of any additional cost changes may be moderate during the balance of 2003 relative to current levels. The cost of market pulp and wastepaper is expected to be higher in 2003 than in 2002 based on price increases in the pulp market during the first nine months of 2003, our evaluation of market trends, and indicators including, but not limited to, short term prices for market pulp, chip availability, capacity and market consumption.

                                      -33-
                                   GLATFELTER

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

LIQUIDITY AND CAPITAL RESOURCES

Total assets were $1.0 billion and $953.2 million, and shareholders' equity was $379.1 million and $373.8 million, at September 30, 2003 and December 31, 2002, respectively. Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts to develop new or enhanced products. Liquidity is provided primarily from operating cash flow together with credit facilities. In addition, during the first nine months of 2003, we completed the 25,500-acre sale of timberlands as part of our ongoing initiative to realize value from all of our assets.

The following table summarizes cash flow information.

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30
In thousands                                            2003           2002          CHANGE
--------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period      $ 32,219       $ 88,015       $(55,796)
Cash provided by (used for)
   Operating activities                                 30,075         47,316        (17,241)
   Investing activities                                (52,632)       (42,145)       (10,487)
   Financing activities                                  4,409        (70,480)        74,889
   Discontinued operations                                (304)           110           (414)
   Effect of exchange rate changes on cash                 898            914            (16)
                                                      --------       --------       --------
     Net cash used                                     (17,554)       (64,286)        46,732
                                                      --------       --------       --------
   Cash and cash equivalents at end of period         $ 14,665       $ 23,730       $ (9,065)
                                                      ========       ========       ========

An analysis of cash flows follows:

Operating Activities. Cash provided by operating activities totaled $30.1 million for the first nine months of 2003 and $47.3 million in the comparable period in 2002. Operating cash flow declined primarily due to lower earnings and an increase in accounts receivable and inventory. Although the Maryland Timberland sale resulted in an after-tax gain of $20.0 million, cash will be received from the Timberland Buyer upon payment of its 10-year Note. Cash from the Maryland Timberland sale was realized by pledging the Note as collateral for a $34.0 million term loan. The resulting cash proceeds are reflected as cash provided by financing activities.

Investing Activities. Net cash used in investing activities totaled $52.6 million in the first nine months of 2003 compared with $42.1 million in the first nine months of 2002. Capital expenditures during 2003 primarily relate to the New Century Project and the rebuild of a papermaking machine in Gernsbach, Germany.

Financing Activities. Net financing activities provided $4.4 million of cash during the first nine months of 2003 compared with a $70.5 million use of cash in the first nine months of 2002. The primary source of cash from financing activities during the first nine months of 2003 was the $34.0 million borrowed under a term loan secured by the pledge of the Note received in connection with the Maryland Timberland sale. Proceeds from this borrowing were partially offset by a $7.2 million net reduction in borrowings under our revolving credit facility and $23.0 million of cash dividends paid on our common stock during the first nine months of 2003. In the first nine months of 2002, we completed a refinancing

                                      -34-
                                   GLATFELTER
     of our old revolving credit facility and repaid $133.0 million of debt using 71.1 million of existing cash and $61.9 of borrowings under a new facility. During the first nine months of 2002, $22.7 million of cash dividends paid were partially offset by $11.5 million of proceeds from the exercise of stock options at a time when the market price of our common stock exceeded the exercise price of stock options. In September 2003, the Board of Directors declared a common stock cash dividend that was 49% lower than the previous dividend amount. On an annualized basis, this reduction in the dividend will conserve approximately $15.0 million in cash.

The following table sets forth our outstanding indebtedness:

                                                      SEPTEMBER 30    December 31
In thousands                                              2003           2002
---------------------------------------------------------------------------------
Revolving credit facility, due June 2006                $ 66,560        $ 67,681
6 7/8% Notes, due July 2007                              150,000         150,000
Note payable - SunTrust, due March 2008                   34,000               -
Other notes, various                                       1,575           1,823
                                                        --------        --------
Total long-term debt                                     252,135         219,504
Less current portion                                        (817)           (795)
                                                        --------        --------
Long-term debt, excluding current portion               $251,318        $218,709
                                                        ========        ========

On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the "Facility") with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced an old facility, enables us to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525% to 1.05%. Borrowings can be made for any time period from one day to six months. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor's and Moody's. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance at September 30, 2003.

The Facility also provides an additional source of liquidity in the form of a $50.0 million accounts receivable securitization program. Should we elect to do so, we have the ability to securitize certain eligible domestic accounts receivable. Although the Facility provides this financing vehicle, we have no plans to use it in the foreseeable future.

As the Facility matures on June 24, 2006, it has been classified on the Balance Sheet as "Long-term debt." As of September 30, 2003, $66.6 million was outstanding and an additional $58.4 million was available for borrowing under the Facility.

In conjunction with our refinancing, we entered into a cross-currency swap transaction with a major financial institution, effective June 24, 2002, with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately E73 million. We pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR rate, plus applicable margins. The cross-currency swap effectively hedges exposure to foreign currency risk associated with certain intercompany borrowings through 2006.

On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest-bearing Note from the buyer. We pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the "Note Payable"). The Note Payable bears interest at a fixed rate of 3.82% for five years at which time we can elect to renew the obligation.

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

                                      -35-
                                   GLATFELTER

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

CAPITAL SPENDING During the first nine months of 2003, capital expenditures totaled $56.0 million compared with $42.6 million in the first nine months of 2002, and $51.2 million for the full year 2002. Capital expenditures are expected to be $65.3 million for the full year 2003. Beginning in 2004 and for the foreseeable future thereafter, capital expenditures are expected to be at or below levels of annual depreciation. Major capital spending initiatives currently underway consist of the following:

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

     Long-Fiber & Overlay Papers ("L&OP") Gernsbach - During 2002, we began our project to expand long-fiber and overlay papers capacity in Gernsbach, Germany. The rebuild of our #9 paper machine was completed in the third quarter of 2003 and is expected to allow us to produce new and advanced products and achieve greater cost efficiency.

The following table summarizes capital spending by major project, by year:

                                                                        L&OP
In thousands                                          New Century     Gernsbach
-------------------------------------------------------------------------------
Prior to 2003                                            $12.3         $ 5.6
During the first nine months of 2003                      19.3          24.4
                                                         -----         -----
  Through September 30, 2003                              31.6          30.0
Forecast
  2003                                                     3.7           3.9
  After 2003                                               1.5             -
                                                         -----         -----
     Project total                                       $36.8         $33.9
                                                         =====         =====

DIVIDEND PAYMENTS During the first nine months of 2003 and 2002, and for the full year 2002, cash dividends paid on common stock totaled $22.9 million, $22.7 million and $30.3 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments. Our Board of Directors declared, in September 2003, a $0.09 per common share cash dividend, or 49% lower than the previous dividend amount. On an annualized basis, this reduction in the dividend will conserve approximately $15.0 million in cash.

NEENAH RESTRUCTURING The Neenah Restructuring plan is expected to be completed during the end of the fourth quarter of 2003 and includes, among other actions, the elimination of approximately 200 positions and costs to terminate or modify certain contractual arrangements. The cash required to complete this initiative is expected to total approximately $3.1 million to $8.4 million.

                                      -36-
                                   GLATFELTER

ENVIRONMENTAL MATTERS We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. (See Item 1 - Financial Statements - Note 15 for a summary of significant environmental matters.)

On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding Operable Unit 1 of the Fox River site ("the OU1 Consent Decree") with the U.S. District Court for the Eastern District of Wisconsin. Under terms of the OU1 Consent Decree, Glatfelter and WTM I each agreed to pay approximately $25 million for remediation costs. The OU1 Consent Decree also requires that Glatfelter and WTM I each pay the governments $375,000 for past response costs, $1.5 million for NRDs for the Fox River site, and $150,000 for NRD assessment costs. Each of these payments is being made in return for credit to be applied toward each settling company's potential liability for response costs and NRDs associated with the river, as a whole. The OU1 Consent Decree does not resolve our potential liability related to the Fox River site, other than with regard to the remediation of OU1 (as discussed above).

We previously recorded reserves totaling $28.8 million for potential liabilities associated with the Fox River environmental matters. Based on our assessment of potential exposure to losses related to this matter, we believe this reserve to be adequate and no additional amounts have been recorded. Should facts and circumstances change, additional reserves may be necessary.

The OU1 Consent Decree requires the Company to pay amounts under the following schedule:

In thousands
November 1, 2003                       $   525
January 31, 2004                           250
March 31, 2004                          10,500
June 30, 2004                           15,750
                                       -------
    Total                              $27,025
                                       =======

The amount due on November 1, 2003 was paid.

We expect to meet all of our other near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of additional timberlands, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 - Financial Statements - - Note 15, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

                                      -37-
                                   GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2003, we had debt outstanding of approximately $252.1 million, of which $66.6 million, or 26.4% was at variable interest rates.

The table below presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

                                             Period or Year Ended December 31               At September 30, 2003
                                    -----------------------------------------------------------------------------
                                                                                              Carrying     Fair
Dollars in thousands                  2003       2004       2005       2006        2007         Value     Value
                                    -----------------------------------------------------------------------------
LONG-TERM DEBT
Average principal outstanding
   At fixed interest rates          $180,349   $184,654   $184,187   $184,000    $115,250     $185,575   $195,317
   At variable interest rates         65,416     66,560     66,560     32,171           -       66,560     66,560
Weighted-average interest rate
   On fixed interest rate debt          6.38%      6.31%      6.31%      6.31%       5.97%
   On variable interest rate debt       2.75       2.45       2.45       2.45           -
CROSS-CURRENCY SWAP
   Pay variable - EURIBOR           E 72,985   E 72,985   E 72,985   E 72,985                 $(15,312)  $(15,312)
     Variable rate payable              2.89%      2.89%      2.89%      2.89%
   Receive variable - US$ LIBOR     $ 70,000   $ 70,000   $ 70,000   $ 70,000
     Variable rate receivable           1.79%      1.79%      1.79%      1.79%

Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At September 30, 2003, the interest rate paid was 2.45%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million. At September 30, 2003, approximately $35.0 million of variable-rate debt was recorded at S&H, our wholly-owned subsidiary in Gernsbach, Germany, where the functional currency is the Euro.

At September 30, 2003, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately E73.0 million and pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. Dollar-denominated debt obligations recorded at our S&H subsidiary in Gernsbach, Germany. The cross currency swaps are recorded at fair value on the Consolidated Balance Sheet under the caption "Accrued compensation, other expenses and deferred income taxes." Changes in fair value are recognized in earnings as "Other income (expense)" in the Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. Dollar denominated obligations when they are re-measured in Euros, the functional currency of S&H.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the nine months ended September 30, 2003, approximately 71% of our net sales were shipped from the United States, 24% from Germany, and 5% from other international locations.

                                      -38-
                                   GLATFELTER

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of September 30, 2003, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS

There was no change in our internal control over financial reporting during the three months ended September 30, 2003, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         The following exhibits are incorporated by reference or filed herewith.

              10.1 Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.), incorporated herein by reference to Exhibit 10.2 of our Form 8-K/A (Amendment No. 1) dated October 1, 2003.

              15 Letter in lieu of consent regarding review report of unaudited interim financial information.

              31.1     Certification of George H. Glatfelter II, Chairman and
                         Chief Executive Officer of Glatfelter, pursuant to
                         Section 302 of the Sarbanes-Oxley Act of.

              31.2     Certification of John C. van Roden, Jr., Senior Vice
                         President and Chief Financial Officer, of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of.

              32.1     Certification of George H. Glatfelter II, Chairman and
                         Chief Executive Officer of Glatfelter, pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section.

              32.2     Certification of John C. van Roden, Jr., Senior Vice
                         President and Chief Financial Officer, of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section.

                                      -39-
                                   GLATFELTER

         (b)  REPORTS ON FORM 8-K

              During the quarter ended September 30, 2003, the Company filed the following Current Reports on Form 8-K.

              i. Form 8-K dated July 23, 2003, to report the issuance of the Company's earnings press release for the three months and six months ended June 30, 2003, filed pursuant to Items 5 and 12.

              ii. Form 8-K dated August 15, 2003, to report Patricia Foulkrod's resignation as a Director of the Company, pursuant to Item 5.

              iii. Form 8-K dated September 18, 2003, to report the issuance of a press release announcing actions being taken to reduce costs, enhance product profitability, and improve cash flow, pursuant to Item 5.

                                      -40-
                                   GLATFELTER

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                Date: November 13, 2003       By: /s/ John C. van Roden, Jr.
                                                  ----------------------------
                                                      John C. van Roden, Jr.
                                                      Senior Vice President and
                                                         Chief Financial Officer

                                      -41-
                                   GLATFELTER

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                       DESCRIPTION
--------------------------------------------------------------------------------------------
   10.1     Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of
              the Lower Fox River and Green Bay site by and among the United States of
              America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI
              Company (f/k/a Wisconsin Tissue Mills, Inc.), incorporated herein by reference to Exhibit 10.2 of our Form 8-K/A (Amendment No. 1) dated October 1, 2003.

   15       Letter in lieu of consent regarding review report of unaudited interim financial information, filed herewith.

   31.1     Certification of George H. Glatfelter II, Chairman and Chief Executive Officer
              of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18
              U.S.C. Section 1350 - Chief Executive Officer, filed herewith.

   31.2     Certification of John C. van Roden, Jr., Senior Vice President and Chief
              Financial Officer, of Glatfelter, pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002 - Chief Financial Officer, filed herewith.

   32.1     Certification of George H. Glatfelter II, Chairman and Chief Executive Officer
              of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - -
              Chief Executive Officer, filed herewith.

   32.2     Certification of John C. van Roden, Jr., Senior Vice President and Chief
              Financial Officer, of Glatfelter, pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 - Chief Financial
              Officer, filed herewith

                                      -42-
                                   GLATFELTER