Form 10-K
period 2003-12-31
GLATFELTER P H CO
filed 2004-03-15
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from            to

Commission file number 1-3560

P. H. Glatfelter Company

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-0628360 (IRS Employer Identification No.)

96 South George Street, Suite 500 York, Pennsylvania 17401 (Address of principal executive offices)	(717) 225-4711 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

Based on the closing price as of June 30, 2003, the aggregate market value of Common Stock of the Registrant held by non-affiliates on March 3, 2004 was $417,250,390.

Common Stock outstanding on March 3, 2004 totaled 43,804,310 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K: Proxy Statement to be dated on or about March 24, 2004 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
for the YEAR ENDED

DECEMBER 31, 2003

GLATFELTER

PART I

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in forward-looking statements. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements”.

ITEM 1. BUSINESS

Overview

Glatfelter began operations in 1864 in Spring Grove, Pennsylvania and in 1905 incorporated under the laws of the Commonwealth of Pennsylvania. Today we are one of the world’s leading manufacturers of specialty papers and engineered products. Headquartered in York, Pennsylvania, we own and operate paper mills located in Spring Grove, Pennsylvania and Neenah, Wisconsin. In 1998 we expanded our global reach with the acquisition of Schoeller & Hoesch GmbH & Co. (“S&H”). Based in Gernsbach, Germany, S&H operates paper mills in Gernsbach and Scaër, France, and has an abaca pulp mill in the Philippines. Our products are marketed worldwide either through wholesale paper merchants, brokers and agents, or directly to our customers.

In August 2001, we completed the divestiture of our Ecusta Division, a supplier of paper primarily to the tobacco and financial printing industries. Product sales for the Ecusta Division, which are included in net sales in the Consolidated Statements of Income in Item 8 – Financial Statements and Supplementary Data, totaled approximately $90.8 million in 2001.

Our common stock is listed on the New York Stock Exchange under the symbol “GLT”. As used herein, “Glatfelter,” “we,” “our” and similar terms include P. H. Glatfelter Company and its subsidiaries unless the context indicates otherwise.

Our Business Strategy

Our Vision is to be the global supplier of choice in specialty papers and engineered products. We are organized into three business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing & Converting Papers. We also supply tobacco papers to fulfill obligations of a supply agreement entered into in connection with the sale of our Ecusta Division. This supply agreement expires in mid-2004.

The financial information presented within this section excludes the Ecusta Division. The following table summarizes consolidated net sales and the relative net sales contribution of each business unit for the past three years ended December 31:

Dollars in thousands	2003	2002	2001
Net sales	$533,193	$540,347	$541,766
Business unit composition
Engineered Products	26%	23%	22%
Long Fiber & Overlay Papers	25	20	18
Printing & Converting	47	53	54
Tobacco	2	4	6

Total	100%	100%	100%

Additional business unit financial information is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Engineered Products is focused on highly technical “engineered” paper products designed for multiple end uses, such as papers for pressure sensitive postage stamps, disposable medical garments, playing cards and digital inkjet applications. This business unit comprises an array of products in distinct business niches that are in a continuous state of evolution. Some are high growth; others are further along on the development curve. Because the products are technically complex and require substantial “development capital” generated through the customer-supplier relationships, product pricing in this business unit has remained relatively stable.

Long-Fiber & Overlay Papers This business unit focuses on products such as paper for tea bags and decorative laminates used for furniture, flooring and other commercial applications. Long-fiber papers, (the generic term we use to describe products primarily made from abaca pulp) primarily tea bag and related papers accounted for 72%, 70% and 72% of this business unit’s sales in 2003, 2002 and 2001, respectively. The balance of this unit’s sales represented overlay and casing products. Similar to engineered products, long-fiber and overlay papers are technically sophisticated. We believe we are uniquely positioned to produce these extremely lightweight papers because we understand their complexities, which require the use of highly specialized fiber and specifically designed papermaking equipment.

Printing & Converting Papers products include papers for the production of high-quality hardbound books. Book publishing papers represented 69% 73% and 74% of this business unit’s sales in 2003, 2002 and 2001, respectively. We believe we are acknowledged as the leading supplier of papers for this market in the United States. In addition to book paper, this business unit also produces other papers, including paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. These markets are in more mature phases of their lifecycles, exhibiting modest growth characteristics that historically parallel the U.S. Gross Domestic Product; however, the current industry conditions have adversely impacted the performance of this unit.

GLATFELTER

Tobacco Papers sales in 2003 and 2002 were made pursuant to a supply agreement between S&H and Purico (IOM) Limited, et al (“Purico”), the buyers of the Ecusta Division. We will sell tobacco papers to an affiliate of Purico through mid-2004.

The industry in which we operate has been challenged by an imbalance between supply and demand, particularly for more commodity-like products offered by the Printing & Converting Papers business unit. Weakening demand and declining prices and higher production costs characterize the operating environment in this business unit.

To be successful in this environment, our strategy is to aggressively reduce costs and reposition our product portfolios to better align with our customers’ changing needs.

Our growth strategy is market focused and includes investments in developing products to meet the changing needs of our customers. During 2003, 2002 and 2001, we spent $5.1 million, $5.1 million and $5.2 million, respectively, on research and development activities. We continue to derive a significant portion of our revenue as a result of these activities. Revenue generated from products new to us in the past five years represented approximately 47%, 37% and 25% during 2003, 2002 and 2001, respectively, of consolidated revenue.

We are also focused on fully developing the benefits from our recently completed investment in a specialized, state-of-the-art inclined wire paper machine serving growth markets in our Long Fiber & Overlay Papers business unit. The investment in this machine supports our development of a new market of technical specialty papers, the global penetration of certain markets and our focus on cost reduction efforts within the Long Fiber & Overlay Papers business unit.

In September 2003, we initiated a restructuring of our Neenah, WI facility (the “Neenah restructuring”). The Neenah restructuring included permanently shutting down a paper making machine and the deinking process at the Neenah facility. The abandoned paper machine represented approximately 25% of the annual production capacity of the Neenah facility, and the deinking facility processed recycled wastepaper to produce pulp. This pulp source has been replaced by purchased market pulp. These actions will allow us to focus on our highest value-added products, fortify our leadership position in premium book publishing papers, and support growth in our Engineered Products and the Long Fiber & Overlay Products businesses.

We are continuously developing and refining strategies to position our business for the future. Execution of these strategies is intended to capitalize on our strengths in customer relationships, technology, people, and on our leadership position in certain markets.

Raw Material and Energy

The following table provides an overview of the amount of principal raw materials (“PRM”) estimated to be used by each of our manufacturing facilities on an annual basis:

	Estimated
	Annual	Percent of
	Quantity	PRM
	(short tons)	Purchased
Domestic
Spring Grove
Pulpwood	960,000	75%
Wood- and other pulps	29,000	100
Neenah
Wood- and other pulps	49,700	100
Pulp substitutes	51,000	100
International
Gernsbach
Wood- and other pulps	28,500	100
Abaca pulp	6,800	0
Synthetic fiber	2,000	100
Scaër
Wood pulp	1,700	100
Abaca pulp	1,600	0
Synthetic fiber	1,200	100
Philippines
Abaca fiber	14,000	100

Our Spring Grove mill is a vertically integrated operation producing in excess of 85% of the annual pulp required for paper production. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. At December 31, 2003, we owned approximately 89,000 acres of woodlands. During 2003, we sold approximately 25,500 acres of timberland and we entered into a Supply Agreement (the “Agreement”) with the buyers of the timberlands pursuant to which we agreed to purchase from the buyer,

In addition to these sources, hardwoods are available within a relatively short distance of our Spring Grove mill. Softwoods are obtained primarily from Maryland, Delaware and Virginia. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.

GLATFELTER

The Spring Grove facility generates 100% of the steam and electricity required for its operations. Principal fuel sources used by the Spring Grove facility are coal, recycled pulping chemicals, bark and wood waste, and oil (#2 and #6). This facility also produces excess electricity that is sold to the local power company under a long-term co-generation contract expiring in 2010. Net energy sales were $10.0 million, $9.8 million, and $9.7 million in 2003, 2002 and 2001, respectively.

Until the fourth quarter of 2003, the Neenah facility recycled high-grade wastepaper as its primary raw material. Since the initiation of the Neenah restructuring discussed above, the pulp requirements for this facility are fulfilled with purchased pulp and hardwood pulp substitutes.

The Neenah facility purchases steam under a twenty-year contract, expiring in 2018, from a third party steam supplier which processes sludge from our Neenah facility and from other mills in the Neenah area. Under the contract, the cost of the steam is based on the market price of natural gas and we are required to purchase an annual minimum of 1.1 million k lbs. of steam. Based on expected production levels in 2004, we anticipate our needs will approximate 1 million k lbs. The Neenah facility generated approximately 15% of its required electrical power and purchases the remainder.

Our Philippine mill processes abaca fiber to produce abaca pulp. This abaca pulp production provides a unique advantage by supplying a key raw material used by our Long Fiber & Overlay business unit in Gernsbach and Scaër. Events may arise from the relatively unstable geopolitical environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the supply chain, including the supply of abaca pulp to our Gernsbach and Scaër facilities. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We believe we have approximately four months of abaca pulp supply available to us. In addition, we have established contingency plans for alternative sources of abaca pulp.

The Gernsbach and Scaër facilities both generate all the steam required for their operations. The Gernsbach facility generated approximately 30% of its 2003 electricity needs and purchased the balance. Natural gas was used to produce substantially all of Gernsbach’s internally generated energy during 2003. The Scaër facility purchased all of its 2003 electric power requirements.

Based on information currently available, we believe that we will continue to have ready access, for the foreseeable future, to all principal raw materials used in the production of our products. The cost of our raw material is subject to change, including, but not limited to, costs of wood and pulp products and gas and oil energy costs.

Concentration of Customers

In 2003 and 2002, no single customer represented more than 10% of our consolidated net sales. In 2001, net sales to one customer, Central National Gottesman, Inc. (which buys paper through its division, Lindenmeyr Book Publishing) were approximately 11% of net sales, excluding the Ecusta Division.

Backlog

Backlogs are generally not significant in our U.S.-based business, as substantially all of our customer orders are filled within 30 days of receipt. Backlogs at our S&H operation generally are 60-90 days. A backlog of unmade customer orders is monitored primarily for purposes of scheduling production to optimize paper machine performance.

Competition

The competitiveness of the markets in which we sell our products varies. In our Engineered Products and Long-Fiber & Overlay Papers business units, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We compete with specialty divisions of large companies such as, among others, Stora Enso, Mead/Westvaco, Sappi and International Paper. Service, product performance and technological advances are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

There are a number of companies in the United States that manufacture printing and converting papers. We believe we are the recognized leader in book publishing papers and compete in these markets with, among others, Domtar and Weyerhaeuser. In the envelope sector we compete with, among others, International Paper, Weyerhaeuser and Blue Ridge. Capacity in the worldwide uncoated free-sheet industry, which includes specialty papers, has exceeded demand in recent years. Although we believe demand increases will narrow this gap, the worldwide excess capacity is not expected to decline significantly for the next few years.

Our ability to compete in a global market place is also influenced by the relative value of the functional currency of our operations compared to the currency of the markets in which we sell our products and the location of our competitors. Due to the significant strengthening of the Euro relative to the U.S. dollar and other currencies over the last year, our European-based facilities have seen increasing pricing and competitive pressures.

GLATFELTER

Employees

The following table summarizes our workforce as of December 31, 2003:

	Employees
		Non-
Location	Union	union	Total
US
Corporate/Spring Grove	707	391	1,098
Neenah(1)	231	60	291

	938	451	1,389
International
Gernsbach	416	202	618
Scaër	89	56	145
Philippines	52	27	79

	557	285	842

Total	1,495	736	2,231

(1) As discussed elsewhere in this Annual Report, we initiated a significant headcount reduction at Neenah that is expected to be completed by the end of March 2004.

Different locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) represent the hourly employees at our US facilities.

A five-year labor agreement that covers employees in Spring Grove was ratified in November 2002 effective for the five-year period ending January 2008. Among other changes, the contract provides for wage increases of 2.5% in each of the first two years of the contract and 3% for the remaining years.

On October 22, 2002, hourly employees at our Neenah, Wisconsin facility ratified a five-year labor agreement with an expiration date of August 1, 2007. Under this agreement, effective August 1st of each year, wages increase 3% for the duration of the agreement.

Various unions represent employees at our S&H facility. One-year labor agreements covering employees at the Gernsbach, Germany and Scaër, France facilities were entered into during 2003 with terms retroactive to the expiration dates of the respective agreements. These expire in the first quarter of 2004. The terms and conditions of the agreements will remain in effect until new agreements are negotiated, although any wage increase negotiated in the new agreements will be retroactive to the respective expiration dates of the old agreements. Wages are expected to increase 2.5% in 2004. We are not directly involved in these negotiations as paper industry representatives are negotiating the agreements. This situation is not unusual in Germany and France, and we do not believe that the lack of an agreement will result in any significant operational interruptions.

Employees at our pulpmill in the Philippines are covered by a five-year labor agreement, which was negotiated at the end of 2002.

We consider the overall relationship with our employees to be satisfactory.

Environmental Matters

We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the impact on the environment of mills we operate, or have operated. To comply with environmental laws and regulations, we will continue to incur substantial capital and operating expenditures. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from the operation of our mills, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.

Additional information is included in Item 7 – Management’s Discussion & Analysis of Results of Operations and Financial Condition and in Item 8 – Financial Statements and Supplementary Data – Note 19.

Available Information

Our investor relations website can be accessed at www.glatfelter.com/e/investock.asp. We make available on our site free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other related information as soon as reasonably practical after they are filed with the Securities and Exchange Commission. In addition, our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, Board of Directors and Executive Officers, Nominating, Audit and Compensation committees of the Board of Directors and their respective Charters, Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We intend on satisfying the disclosure requirement for any future amendments to, or waivers from, our Code of Ethics by posting such information on our website. We will provide a copy of the Code of Ethics, without charge, to any person who requests one, by calling (717) 225-2703.

ITEM 2. PROPERTIES

Our leased executive offices are located in York, Pennsylvania. We own and operate paper mills located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; and Scaër, France. In addition, we own and operate a pulp mill in the Philippines.

GLATFELTER

We own substantially all of the properties used in our papermaking operations. We own our operating equipment with the exception of some leased vehicles. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

Estimated Annual Production Capacity (short tons)

Spring Grove	310,000	Uncoated
	66,000	Coated
Neenah	125,000	Uncoated
Gernsbach	38,000	Lightweight
	8,800	Metalized
Scaër	4,400	Lightweight
Philippines	9,300	Abaca pulp

The Spring Grove facility includes five uncoated paper machines that have been rebuilt and modernized from time to time. The Spring Grove facility has an off-line combi-blade coater and a Specialty Coater (“S-Coater”), which yield a potential annual production capacity for coated paper of approximately 66,000 tons. Since uncoated paper is used in producing coated paper, this does not represent an increase in the Spring Grove mill capacity. We view the S-Coater as an important asset that allows us to expand our more profitable engineered paper products business.

The Spring Grove facility also includes a pulpmill that has a production capacity of approximately 650 tons of bleached pulp per day. We have a precipitated calcium carbonate (“PCC”) plant at our Spring Grove facility that produces PCC at a lower cost than could be purchased from others and lowers the need for higher-priced raw material typically used for increasing the opacity and brightness of certain papers.

Our wholly-owned subsidiary S&H owns and operates paper mills in Gernsbach, Germany and Scaër, France. S&H also owns a pulpmill in the Philippines that supplies substantially all of the abaca pulp requirements of the S&H paper mills.

In 2004, our Philippine facility, which supplies abaca pulp to S&H, expects to begin operation of a new globe digester that should increase our annual abaca pulp production by approximately 8%.

The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 38,000 tons. As discussed in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations, in 2003, we rebuilt a paper machine with a new state-of-the-art inclined wire paper machine (PM #9). We believe this machine provides us greater flexibility and technological capabilities. The Gernsbach facility also has the capacity to produce 8,800 tons of metalized papers annually, using a lacquering machine and two metalizers. We purchase the base paper used to manufacture the metalized paper.

ITEM 3. LEGAL PROCEEDINGS

In 1999, the EPA and the Pennsylvania DEP issued us separate Notices of Violation (“NOVs”) alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with certain modifications to our Spring Grove facility.

For all but one of the modifications cited by the EPA, we applied for and obtained from the Pennsylvania DEP the pre-construction permits that we concluded were required by applicable law. The EPA reviewed those applications before the permits were issued. The Pennsylvania DEP’s NOV pertained only to the modification for which we did not receive a pre-construction permit. We conducted an evaluation at the time of this modification and determined that the pre-construction permit cited by the EPA and the Pennsylvania DEP was not required. We have been informed that the EPA and the Pennsylvania DEP will seek substantial emissions reductions, as well as civil penalties, to which we believe we have meritorious defenses. We are unable to predict whether these defenses would prevail in litigation. Should a government plaintiff obtain a judgment against us regarding these matters, it is likely that such a judgment would be material to our results of operations or financial condition.

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits, in the aggregate or individually, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments and contingencies, see Item 8 – Financial Statements and Supplementary Data - Note 19.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable – no matters were submitted to a vote of security holders during the fourth quarter of 2003.

GLATFELTER

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to executive officers of Glatfelter as of March 10, 2004.

Name	Age	Office with the Company
George H. Glatfelter II	52	Chairman and Chief Executive Officer
John P. Jacunski	38	Vice President and Corporate Controller
Markus R. Mueller	43	Corporate Counsel and Director of Policy and Compliance
Dante C. Parrini	39	Senior Vice President and General Manager
C. Matthew Smith	45	Vice President and Treasurer
John C. van Roden, Jr.	54	Senior Vice President and Chief Financial Officer
William T. Yanavitch II	43	Vice President – Human Resources

Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

George H. Glatfelter II currently serves as Chairman and Chief Executive Officer of the Company. From April 2000 to February 2001, Mr. Glatfelter was Chairman, President and Chief Executive Officer. From June 1998 to April 2000, he was Chief Executive Officer and President.

Mr. Glatfelter serves as Director of the American Forest and Paper Association; the National Council for Air and Stream Improvements; and the Institute of Paper Science and Technology. Mr. Glatfelter is also a trustee of the York College of Pennsylvania.

John P. Jacunski joined us in October 2003, and currently serves as Vice President & Corporate Controller. Mr. Jacunski was previously Vice President and Chief Financial Officer at WCI Steel, Inc. from June 1999 to October 2003. From May 1995 to June 1999 he was WCI’s Corporate Controller. Prior to joining WCI, Mr. Jacunski was with KPMG, an international accounting and consulting firm, where he served in various capacities.

Markus R. Mueller became Corporate Counsel and Director of Policy & Compliance in June 2000. Mr. Mueller has also served as Secretary since December 1999. Mr. Mueller was Associate Counsel from June 1998 to June 2000 for P. H. Glatfelter Company.

Dante C. Parrini became Senior Vice President and General Manager in January 2003. From December 2000 until January 2003, Mr. Parrini was Vice President - Sales and Marketing. From July 2000 to December 2000, he was Vice President - Sales and Marketing, Glatfelter Division and Corporate Strategic Marketing. From June 1999 to July 2000, he was Vice President - Sales and Marketing, Glatfelter Division. From August 1998 to June 1999, he was National Sales and Marketing Manager, Glatfelter Division.

Mr. Parrini serves as Director of the Pennsylvania Chamber of Business and Industry and of Junior Achievement of Southcentral Pennsylvania.

C. Matthew Smith currently serves as Vice President and Treasurer, and until December 18, 2003 served as Corporate Controller, having assumed that role in September 2001. From June 2000 to September 2001, Mr. Smith was Chief Financial Officer and continued to serve as Assistant Secretary. From December 1999 to June 2000, he was Assistant Secretary and Vice President – Finance. From December 1998 to December 1999, he was Vice President – Finance.

Mr. Smith has also served as a director of the United Way of York County since 1999.

John C. van Roden, Jr., since April 8, 2003, serves as Senior Vice President and Chief Financial Officer. From September 1998 to September 2002, Mr. van Roden was Senior Vice President and Chief Financial Officer of Conectiv of Wilmington, DE.

Mr. van Roden is a Director of HB Fuller Company and Ascendant Capital Partners, LLC.

GLATFELTER

William T. Yanavitch II became Vice President - Human Resources in July 2000. From October 1998 to July 2000, Mr. Yanavitch was Director of Human Resources for the Ceramco and Trubyte Divisions of Dentsply.

In addition to the above executive officers of our company, the following individuals serve in a significant capacity with business unit responsibilities and/or policy-making capacities:

William W. Beible, Jr., is our Vice President Business Improvement. In this capacity, Mr. Beible is responsible for program management of all significant corporate projects including the North American restructuring program. Other key responsibilities include corporate information technology and leadership of sustainable business improvement efforts.

John R. Blind serves as our Director of Manufacturing – Specialty Papers. Mr. Blind has over 22 years of experience with our company in various capacities including Director of Manufacturing North America, Mill Manager of our Neenah facility, production management and other technical and engineering related positions.

Timothy R. Hess is our Director of Specialty Papers Business. Prior to being promoted to this position in January 2004, Mr. Hess was our Engineered Products Business Unit Director. Since joining Glatfelter in 1994, Mr. Hess has held various technical, manufacturing, sales and business development positions in the specialty papers arena.

Werner A. Ruckenbrod is Vice President Long Fiber & Overlay Papers with responsibilities for the operations and performance of this business unit. Mr. Ruckenbrod joined our subsidiary, S&H, in 1984. Since joining our company, Mr. Ruckenbrod has held various production related positions.

Mark A. Sullivan joined our company in December 2003, as Chief Procurement Officer. Mr. Sullivan’s experience includes a broad array of operations and supply chain management responsibilities during 20 years with the DuPont Company. He served with T-Mobile USA as an independent contractor during 2003, and Concur Technologies from 1999 until 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years.

Quarter	High	Low	Dividend
2003
Fourth	$13.29	$11.70	$.09
Third	15.45	11.67	.09
Second	15.05	10.70	.175
First	14.15	9.65	.175

2002
Fourth	$14.05	$10.22	$.175
Third	18.94	11.50	.175
Second	19.35	16.32	.175
First	18.84	14.65	.175

As of March 3, 2004, we had 2,299 shareholders of record. A number of the shareholders of record are nominees.

GLATFELTER

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Consolidated Financial Data

As of or for the Year ended December 31
In thousands, except per share	2003	2002	2001	2000	1999
Net sales	$533,193	$540,347	$632,602	$721,945	$702,377
Income from continuing operations	12,986	37,637	6,829	43,367	41,173
Income per share from continuing operations
Basic	0.30	0.87	0.16	1.02	0.98
Diluted	0.30	0.86	0.16	1.02	0.97
Total assets	1,027,019	953,202	963,250	1,019,631	999,831
Long-term debt	249,275	219,504	276,302	301,509	302,704
Shareholders’ equity	371,431	373,833	353,469	372,703	358,124
Cash dividends declared per common share	.53	.70	.70	.70	.70

1.	Our Ecusta Division was sold in August 2001.

2.	The above Summary of Selected Consolidated Financial Data, and the comparability thereof, includes the impact of certain charges and gains from asset dispositions. For a discussion of these restructuring charges, unusual items and gains from sales of plant, equipment and timberlands that affect the comparability of this information, see Item 8 – Financial Statements and Supplemental Data Notes 5 to 8.

GLATFELTER

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, restructuring charges, non-cash pension income, environmental costs and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added engineered products and long fiber & overlay papers;

iv.	changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	the execution of our growth strategies and cost reduction initiatives;

vi.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as costs associated with the NOVs issued by the EPA and the Pennsylvania DEP, the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our Neenah mill is located; and the costs of environmental matters at our former Ecusta Division mill;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	our ability to identify, finance and consummate future alliances or acquisitions;

xii.	adverse results in litigation;

xiii.	disruptions in production and/or increased costs due to labor disputes;

xiv.	our ability to realize the value of our timberlands;

xv.	recovery of environmental losses under our insurance policies; and

xvi.	the level of declared common stock dividends

Introduction

We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets. Refer to Item 1 – Business for additional information.

Our industry has been adversely impacted by an imbalance between supply and demand for certain of our products. In this environment during 2003, we experienced declining sales volumes and lower average selling prices primarily in our more commodity-like products offered by our Printing & Converting Papers business unit.

A number of events occurred that impacted our results of operations and financial condition in 2003, including:

•	We experienced difficult market conditions in our Printing & Converting Papers business unit, resulting in a decline in revenue of $35 million, or 12.3%.

•	We increased unit volumes in Engineered Products by 8.8% and in Long Fiber & Overlay Papers by 8.5%.

•	During 2003, the U.S. dollar weakened by approximately 17% compared to the Euro. This favorably impacted translated results of operations by approximately $4.2 million in 2003.

•	The benefit reported from non-cash pension income declined by $15.5 million in 2003 compared to 2002.

•	We initiated the Neenah restructuring, which included permanently shutting down certain equipment and processes, and eliminating approximately 200 positions. These actions resulted in pre-tax charges totaling $13.5 million in 2003.

GLATFELTER

•	We recorded an $11.5 million pre-tax charge relating to our former Ecusta Division. Of this amount, $5.5 million was to fully reserve for receivables due from parties that purchased Ecusta from us. The remaining $6.0 million is for contingent landfill closure costs.

•	We completed a $35 million investment in a new, state-of-the-art, inclined wire papermaking machine in Gernsbach, Germany to support growth initiatives in Long Fiber & Overlay Papers.

•	We entered into a Consent Decree with certain governmental agencies that requires us to contribute a total of $27.0 million to fund the clean up of contamination of the Lower Fox River near our Neenah facility.

•	Our Board of Directors declared, effective in the third quarter of 2003, a $0.09 per common share cash dividend, or 49% lower than previous amounts. On an annualized basis, this reduced dividend will conserve approximately $15.0 million in cash.

•	We strengthened our financial position by completing a $37 million sale of timberlands and entered into agreements to sell an additional $31 million worth of property.

RESULTS OF OPERATIONS

2003 versus 2002

The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands	2003	2002
Net sales	$533,193	$540,347
Gross profit	79,546	126,281
Operating income	34,250	71,645
Income from continuing operations	12,986	37,637
Net loss from discontinued operations	(325)	(42)
Net income	12,661	37,595
Earnings per diluted share from continuing operations	0.30	0.86
Earnings per diluted share	0.29	0.86

The consolidated results of operations for the years ended December 31, 2003 and 2002 include the following significant items:

In thousands, except per share	After-tax	EPS
	Income (loss)
2003
Gain on sale of timberlands	$19,965	$0.46
Restructuring related charges	(8,582)	(0.20)
Ecusta related reserves	(7,315)	(0.17)
Asset write downs	(2,124)	(0.05)
2002
Escrow settlement	2,315	0.05
Restructuring charges	(2,719)	(0.06)
Environmental matters	(1,500)	(0.03)

The above items increased earnings from continuing operations by $1.9 million, or $0.04 per diluted share in 2003, and decreased earnings from continuing operations in 2002 by $1.9 million, or $0.04 per share. The decline in earnings was primarily due to lower sales volumes and selling prices in the Printing & Converting Papers business unit and higher costs of products sold, primarily due to lower non-cash pension income, higher raw material prices, and increased market-related down time.

Business Units

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers and Printing & Converting Papers, as well as Tobacco Papers, which are sold pursuant to a supply agreement that expires in mid-2004. In the latter part of 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are unable to provide detailed business unit profitability reporting for periods prior to the system implementation, including full-year 2002.

GLATFELTER

The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

	Year Ended
	December 31, 2003
	Operating	Operating
Dollars in thousands	Profit (Loss)	Margin
Business Unit
Engineered Products	$(452)	(0.3)%
Long-Fiber & Overlay Papers	14,737	10.9%
Printing and Converting Papers	(8,805)	(3.5)%
Tobacco Papers	(5,758)	(58.6)%

Total Business Unit	(278)	(0.1)%
Energy sales, net	10,040
Pension income, net	17,149
Restructuring charges – COS	(6,511)
Restructuring charges – SG&A	(6,983)
Unusual items	(11,501)
Gain on disposition of plant, equipment and timberlands	32,334

Total operating income	34,250
Interest expense	(14,269)
Other income (expense), net	435

Income from continuing operations before income taxes	$20,416

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Costs to produce products sold are allocated to the respective business unit based on standard costs and a proportion of manufacturing variances. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services.

Management evaluates results of operations before energy sales, non-cash pension income, restructuring related charges, unusual items and effects of asset dispositions because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our Company. It is also on this basis that Company’s performance is evaluated internally and by our Board of Directors.

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2003	2002	Change
Net Sales	$533,193	$540,347	$(7,154)
Energy sales – net	10,040	9,814	226

Total revenues	543,233	550,161	(6,928)
Cost of products sold	463,687	423,880	39,807

Gross profit	79,546	126,281	(46,735)
Gross margin as a percent of Net Sales	14.9%	23.4%

The decline in net sales was primarily due to a $19.8 million net sales volume-related decline as lower volumes in our Printing & Converting Papers and tobacco papers more than offset sales volume growth in our Engineered Products and Long Fiber & Overlay Papers business units. In addition each business unit experienced lower average selling prices, in constant currency rates, aggregating $13.3 million. The impact of lower sales volumes and selling prices was partially offset by a $27.9 million favorable effect of a weaker U.S. dollar on translated international results.

The following tables set forth net sales information by business unit:

	Year Ended December 31
In thousands	2003	2002
Business Unit
Engineered Products	$137,246	$123,610
Long-Fiber & Overlay Papers	135,047	110,441
Printing and Converting Papers	251,085	286,448
Tobacco Papers	9,815	19,848

Total	$533,193	$540,347

	Percent of Total
	2003	2002
Business Unit
Engineered Products	25.8%	22.8%
Long-Fiber & Overlay Papers	25.3	20.5
Printing and Converting Papers	47.1	53.0
Tobacco Papers	1.8	3.7

Total	100.0%	100.0%

Costs of products sold increased $39.8 million in the comparison due to the following significant items:

Year Ended
In millions	December 31, 2003
(Favorable)
unfavorable
Foreign currency changes	$19.8
Lower pension income	11.9
Higher raw material and energy prices	10.4
Restructuring related	6.5
Lower sales volume	(17.9)
Other	9.1

Total	$39.8

GLATFELTER

In the preceding table, “other” primarily consisted of depreciation, market-related downtime and assets write-offs.

The market price of natural gas is a significant component of our Neenah facility’s production costs as the cost of the facility’s steam is dependent on natural gas market prices. During 2003 we experienced increases in natural gas market prices. Based on expected production levels and contractual obligations, a $1 per decatherm increase in the cost of natural gas is expected to increase the cost of operating our Neenah facility by approximately $1.4 million per year. Thus far in 2004, natural gas market prices appear to have stabilized and we expect the price to decline moderately compared with the levels during 2003.

Non-Cash Pension Income

Non-cash pension income results from the considerably over-funded status of our plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. Because the value of our plan assets as of January 1, 2003, was lower than the previous year and due to changes in actuarial assumptions, the amount of non-cash pension income recognized in 2003 was less than 2002. The following summarizes non-cash pension income for each year.

	Year Ended December 31
In thousands	2003	2002	Change
Recorded as:
Costs of products sold	$15,007	$26,900	$(11,893)
SG&A expense	2,142	5,748	(3,606)

Total	$17,149	$32,648	$(15,499)

Non-cash pension income in 2004 is expected to approximate amounts recognized in 2003.

Operating Expenses

	Year Ended December 31
In thousands	2003	2002	Change
SG&A expenses	$59,146	$53,699	$5,447
Restructuring charge	6,983	4,249	2,734
Unusual items	11,501	(2,008)	13,509
Gain on sale of plant, equipment and timberlands	(32,334)	(1,304)	(31,030)

Selling, general and administrative (“SG&A”) SG&A expenses increased $5.4 million during 2003 compared to 2002. During 2003, a weaker U.S dollar resulted in a $2.6 million increase in translated SG&A expenses for our international operations. The remaining increase was primarily due to a lower benefit from non-cash pension income and higher depreciation, primarily attributable to an information technology system implemented in the latter part of 2002.

Restructuring Charge In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility. The abandoned machines and processes had been primarily supporting our Printing & Converting Papers business unit. The Neenah restructuring was initiated to allow us to reallocate resources to more fully support opportunities in higher growth, more profitable specialty markets. These initiatives will result in the elimination of approximately 200 positions and is expected to be completed by March 31, 2004. The results of operations include related pre-tax charges of approximately $13.5 million, of which $6.5 million are reflected in the consolidated income statements as components of costs of products sold, and $7.0 million are reflected as “restructuring charges.”

The following table sets forth information with respect to Neenah restructuring charges.

Year Ended
In thousands	December 31, 2003
Depreciation on abandoned equipment	$5,974
Severance and benefit continuation	1,874
Pension and other retirement benefits	4,878
Other	768

Total	$13,494

Additional charges may be required in 2004 depending on the resolution of certain contractual matters.

In 2002 we recorded a $4.2 million charge related to a workforce reduction at our corporate and Spring Grove, PA locations.

Unusual Items Unusual items during 2003 reflect a charge of $11.5 million related to our former Ecusta Division, which was sold in 2001. Under the Ecusta Division acquisition agreement, we are indemnified for certain liabilities that have been assumed by the buyers. We had previously accrued liabilities related to certain post-retirement benefits, workers compensation claims and vendor payables and established a corresponding receivable due from the buyers. We paid the portion of these liabilities that became due and sought reimbursement from the buyers, which, to date, they have refused. The 2003 charge includes $5.5 million to fully reserve such receivables and an additional $6.0 million related to contingent landfill closure costs at the Ecusta facility. In 2002, we recognized a $3.5 million gain from the settlement of an escrow account with the previous owners of our Schoeller & Hoesch Division. This was partially offset by a $1.5 million charge for certain environmental matters related to the Pennsylvania DEP.

GLATFELTER

Gain on Sales of Plant, Equipment and Timberlands During 2003 we recognized a net gain from the sale of plant, equipment and timberlands of $32.3 million. This primarily includes a $31.2 million pre-tax gain from the March 2003 sale of approximately 25,500 acres of timberlands (the “Maryland Timberlands”) to a subsidiary of The Conservation Fund, a non-profit land conservation fund (the “Timberland Buyer”).

In the fourth quarter of 2003, we entered into agreements to sell approximately 2,300 acres of timberlands for an aggregate cash consideration of approximately $30.8 million, of which $24.8 million has been completed to date. The sales are expected to result in a pre-tax gain of approximately $29 million during the first quarter of 2004.

Foreign Currency

We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. These operations generate approximately 31% of our sales and operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The following table summarizes the effect from foreign currency translation on reported results compared to 2002:

Year Ended
In thousands	December 31, 2003
Favorable
(unfavorable)
Net sales	$27,869
Costs of products sold	(19,776)
SG&A expenses	(2,648)
Income taxes and other	(1,278)

Net income	$4,170

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in a global, multi-currency environment. In 2003, the strengthening of the Euro relative to certain other currencies adversely affecting average selling prices, in the functional currency, of products sold by S&H.

Discontinued Operations

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amounts are to be paid in annual installments over two years beginning July 2004. The financial results of this subsidiary are reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the year ended December 31, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $2.6 million and $3.5 million for 2003 and 2002, respectively. The financial results of this operation were previously reported in the Engineered Products business unit.

2002 versus 2001

For the year ended December 31, 2002, net income totaled $37.6 million, or $.86 per diluted share, compared with $7.0 million and $.16 per diluted share in 2001. Unusual items discussed in detail below affect the comparison of reported results.

Net Sales

Net sales decreased $92.3 million in 2002 compared with 2001. The decline was substantially due to the Ecusta divestiture in 2001. Excluding Ecusta Division net sales in 2001, net sales declined $1.5 million, or 0.2%. On this basis, the decline was primarily due to the effect of a 3.5% decrease in average net selling price partially offset by the effect of a 2.1% increase in net sales volume. The decline in average net selling price was also mitigated by the effect of a stronger Euro relative to the U.S. dollar resulting in an increase of approximately $6.4 million in translated net sales in 2002 versus 2001.

During 2002, sales volume for our Engineered Products increased by approximately 12% compared to 2001, offset somewhat by lower average selling prices. Our Long-Fiber & Overlay Papers business unit experienced increased sales volume for its products that more than offset adverse pricing pressures it experienced during the year. In the Printing & Converting Papers business unit, our net sales volume was substantially the same as the prior year at lower average selling prices. During the fourth quarter of 2002, Printing & Converting Papers experienced declining prices, reversing favorable pricing trends that were seen during the third quarter of 2002.

Cost of Products Sold and Gross Profit

Cost of products sold declined $77.3 million, or 15.4%, in the year-to-year comparison. Excluding the Ecusta Division, cost of products sold increased $1.8 million, or 0.3%. The increase in cost of products sold is primarily due to the increase in net sales volume. Cost of products sold is approximately $4.3 million higher in 2002 than in 2001 due to the weakening of the U.S. dollar compared to the Euro and the resulting impact on translated international results. These factors more than offset the effect of a decrease in the unit cost of pulp and benefits of our cost control initiatives. As a percent of sales, our gross margin increased to 23.0% for the full year 2002 from 22.3% in 2001. Excluding the Ecusta Division, our gross margin was slightly lower in 2002 than in 2001.

GLATFELTER

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

Selling, General and Administrative Expenses

SG&A expenses declined $6.5 million, or 10.8%, in the year-to-year comparison due to the Ecusta divestiture together with disciplined cost control initiatives. Excluding the Ecusta Division, SG&A expenses declined 1.4%. SG&A is approximately $0.7 million higher in 2002 than in 2001 due to the weakening of the U.S. dollar compared to the Euro, and the resulting impact on translated U.S. dollar results. Costs incurred in 2002 include resources dedicated to implementing our strategic initiatives, including depreciation expense and increased service fees related to implementing information technology. SG&A expenses were also lower in 2002 compared with 2001 due to a decrease in compensation expense related to certain stock awards that varies with the price of our common stock. Our common stock price declined during 2002.

Net non-cash pension income reduced reported SG&A expenses $5.7 million in 2002 and $6.3 million in 2001. Post-retirement expense included in SG&A expenses was $1.0 million and $0.5 million in 2002 and 2001, respectively. The primary cause of the increase in post-retirement expense was a change in our estimate of liability based upon recent claims history.

Gains on Sales of Plant, Equipment and Timberlands

During 2002, we recorded $1.3 million gain from the sale of certain fixed assets compared with a gain of $2.0 million in 2001. The gain in 2001 primarily resulted from the sale of a 413-acre tract of land from which we recognized a $1.7 million gain. There were no significant sales of properties completed in 2002.

Unusual Items

Unusual items totaled a gain of $2.0 million and a charge of $60.9 million in 2002 and 2001, respectively. Amounts recorded in 2002 included a $3.5 million one-time, pretax gain for the settlement of certain escrow claims, including interest and associated liabilities related to the 1998 acquisition of our S&H subsidiary. The gain was partially offset by a $1.5 million liability related to the Pennsylvania DEP.

On August 9, 2001, we completed the sale of the Ecusta Division, consisting of our Ecusta paper-making facility and two of its operating subsidiaries, including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our Tobacco Papers business. As part of this transaction, the buyer assumed certain liabilities related to the operation of the Ecusta Division. Our total charge to earnings associated with the sale was $58.4 million, including a $50.0 million impairment charge recognized during the second quarter of 2001. We also recognized a $2.5 million pretax charge in the second quarter of 2001 due to the settlement of an environmental matter in connection with the Spring Grove, Pennsylvania facility’s wastewater discharge permit.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts.

The following table summarizes cash flow information for each of the years presented.

	Year Ended
	December 31
In thousands	2003	2002
Cash and cash equivalents at beginning of period	$32,219	$87,950
Cash provided by (used for)
Operating activities	46,996	77,706
Investing activities, net	(62,367)	(49,610)
Financing activities	(2,462)	(84,605)
Discontinued operations	(304)	288
Effect of exchange rate changes on cash	1,484	490

Net cash used	(16,653)	(55,731)

Cash and cash equivalents at end of period	$15,566	$32,219

The decline in cash generated from operations is primarily due to the changes in our results of operations discussed previously in this report.

Cash spent in 2003 on investing activities primarily reflects the investments made to install a state-of-the-art inclined wire paper machine (“PM #9”) to support growth opportunities in the Long-Fiber & Overlay Papers business unit and capital expenditures for the “New Century” project. In 2002, cash spent on investing activities included the implementation of an enterprise resource planning system (“IMPACT”), the New Century Project, and the rebuild of PM #9. The New Century Project is a substantially completed initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program as set forth by the EPA’s “Cluster Rule”. This project includes new hardwood brownstock washing, installation of hardwood oxygen delignification,

GLATFELTER

100% chlorine dioxide substitution on both the hardwood and softwood fiber lines, and a hardwood ozone bleaching system. To comply with the Cluster Rule, we will also install equipment to reduce air emissions of air pollutants and odorous compounds.

The following table summarizes capital spending by major project, by year:

	Year Ended
	December 31
In millions	2003	2002
PM #9	$29.6	$5.6
New Century Project	22.2	9.9
IMPACT	—	19.9
Others	15.0	15.7

Total	$66.8	$51.1

Capital expenditures in 2004 are expected to approximate one-half of our annual depreciation expense. The reduction in capital expenditures is not expected to have a significant effect on our results of operations, as we will continue to complete necessary repairs and maintenance activities.

The following table sets forth our outstanding long-term indebtedness:

	Year Ended
	December 31
In thousands	2003	2002
Revolving credit facility, due June 2006	$64,047	$67,681
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	—
Other notes, various	1,228	1,823

Total long-term debt	249,275	219,504
Less current portion	(806)	(795)

Long-term debt, excluding current portion	$248,469	$218,709

The significant terms of the debt obligations are set forth in Item 7 – Financial Statements and Supplementary Data, Note 17.

Sales of Timberlands During 2003, we completed the sale of approximately 25,500 acres of timberlands (the “Maryland Timberlands”) to a subsidiary of The Conservation Fund, a non-profit land conservation fund (the “Timberland Buyer”). As consideration for the sale of the Maryland Timberlands, we received a 10-year note from the Timberland Buyer in the principal amount of $37.9 million (the “Note”). The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years, the interest rate on the Note will be adjusted to the then existing bank prime rate. The full amount of the Note is secured by a letter of credit issued by a financial institution. We pledged the Note and letter of credit as collateral for a $34.0 million term loan payable to SunTrust.

In connection with the Maryland Timberland sale, we entered into a Supply Agreement (the “Agreement”) with the Timberland Buyer pursuant to which we agreed to purchase from the Timberland Buyer at market prices, a minimum annual amount of pine pulpwood averaging 34,425 tons per annum over the eight-year term of the Agreement.

Dividend Payments During 2003 and 2002, cash dividends paid on common stock totaled $26.9 million and $30.3 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments. Beginning in the third quarter of 2003, our Board of Directors declared a $0.09 per common share quarterly cash dividend, or 49% lower than previous quarterly dividends. On an annualized basis, this reduced dividend will conserve approximately $15.0 million in cash.

In the first quarter of 2004, we expect to complete the sale of approximately 2,300 acres of timberlands for a total of $30.8 million in cash, of which $24.8 million has been received to date.

These strategic timberland sales are designed to monetize the underlying value of certain assets.

Environmental Matters We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. (See Item 8 – Financial Statements – Note 19 for a summary of significant environmental matters.)

As more fully discussed in Item 8 – Financial Statements and Supplemental Data – Note 19 we entered into a Consent Decree with the various governmental agencies related to the remediation of Operable Unit 1 (“OU1”) of the Lower Fox River.

GLATFELTER

The OU1 Consent Decree requires the Company to pay amounts under the following schedule:

In thousands
November 1, 2003	$525
January 31, 2004	250
March 31, 2004	10,500
June 30, 2004	15,750

Total	$27,025

The amounts due on November 1, 2003 and January 31, 2004, were paid.

In February 2004, we entered into settlement agreements with certain of our insurance carriers relating to coverage for various environmental liabilities incurred by the Company associated with the Lower Fox River and Bay of Green Bay in Wisconsin. Under terms of the settlement agreements, the insurance carriers agreed to pay us an aggregate of $25.2 million. We expect to receive the settlement proceeds in the first quarter of 2004. Our consolidated financial statements do not include any amounts for such recoveries.

We expect to meet all of our other near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of additional timberlands, proceeds from insurance recoveries, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 8 – Financial Statements and Supplementary Data – Note 19, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of December 31, 2003 and 2002, we had not entered into any off-balance-sheet arrangements. All derivative financial instruments to which we a party and guarantees of indebtedness, which solely consists of our subsidiaries obligations, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

GLATFELTER

Contractual Obligations The following table sets forth contractual obligations as of December 31, 2003.

		Payments Due During the
		Year Ended December 31,
			2005 to	2007 to	2009 and
In thousands	Total	2004	2006	2008	beyond
Long-term debt(1)	$249,275	$806	$64,469	$184,000	$—
Operating leases(2)	18,277	3,674	3,023	1,390	10,190
Purchase obligations(3)	153,928	40,615	19,776	16,639	76,898
Other long term obligations(4)	53,467	6,694	12,118	10,731	23,924

Total	$474,947	$51,789	$99,386	$212,760	$111,012

(1)	Represents principal payments due on long-term debt. We have $150 million of debt maturing in July 2007 and bearing a fixed rate of interest at 6 7/8%, payable semiannually, $34 million note maturing in March 2008 and bearing a fixed rate of interest of 3.82%. In addition, at December 31, 2003, $64 million, bearing a variable interest rate, was outstanding under our revolving credit facility that matures June 2006.

(2)	Represents rental agreements for various land, buildings, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for steam and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2003 or expectations based on historical experience and/or current market conditions.

(4)	Represents expected benefits to be paid pursuant to medical retirement plans and nonqualified pension plans over the next ten years.

Critical Accounting Policies and Estimates

The preceding discussion and analysis of our consolidated financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, pension and post-retirement obligations, environmental liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following represent the most significant and subjective estimates used in the preparation of our consolidated financial statements.

Inventory Reserves We maintain reserves for excess and obsolete inventories to reflect our inventory at the lower of its stated cost or market value. Our estimate for excess and obsolete inventory is based upon our assumptions about future demand and market conditions. If actual market conditions are more or less favorable than those we have projected, we may need to increase or decrease our reserves for excess and obsolete inventories, which could affect our reported results of operations.

Long-lived Assets We evaluate the recoverability of our long-lived assets, including property, equipment and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

Pension and Other Post-Retirement Obligations Accounting for defined-benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected rates of return on plan assets and future compensation growth rates. Accounting for our retiree medical plans, and any curtailments thereof, also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits. We evaluate these assumptions at least once each year or as facts and circumstances dictate and make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the recorded benefit plan assets and liabilities.

GLATFELTER

Environmental Liabilities We maintain accruals for losses associated with environmental obligations when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties. Recoveries of environmental remediation costs from other parties, including insurance carriers, are recorded as assets when their receipt is assured beyond a reasonable doubt.

Income Taxes We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carry forwards. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our reported results.

Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of the Consolidated Financial Statements. Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements for additional accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At December 31, 2003
Dollars in thousands	2004	2005	2006	2007	2008	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates	$185,029	$184,202	$184,000	$115,250	$8,500	$185,228	$198,637
At variable interest rates	64,047	64,047	30,707	—	—	64,047	64,047
Weighted-average interest rate
On fixed interest rate debt	6.30%	6.31%	6.31%	5.97%	3.82%
On variable interest rate debt	2.69	2.51	2.51	—	—
Cross-currency swap
Pay variable – EURIBOR	€72,985	€72,985	€34,993			(22,034)	(22,034)
Variable rate payable	2.89%	2.89%	2.89%
Receive variable – US$ LIBOR	$70,000	$70,000	$33,562
Variable rate receivable	1.82%	1.82%	1.82%

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2003, we had long-term debt outstanding of $249.3 million, of which $64.0 million, or 25.7% was at variable interest rates.

The table above presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At December 31, 2003, the interest rate paid was 2.69%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million.

At December 31, 2003, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our S&H subsidiary in Gernsbach, Germany. The cross

GLATFELTER

currency swaps are recorded at fair value on the Consolidated Balance Sheet under the caption “Other long-term liabilities.” Changes in fair value are recognized in earnings as “Other income (expense)” in the Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. dollar-denominated inter-company obligations when they are re-measured in Euros, the functional currency of S&H (See Item 8 – Financial Statements and Supplementary Data – Note 18).

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During year ended December 31, 2003, approximately 69% of our net sales were shipped from the United States, 26% from Germany, and 5% from other international locations.

GLATFELTER

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

P. H. Glatfelter Company,
Its Shareholders and Directors:

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 10, 2004

GLATFELTER

P. H. GLATFELTER COMPANY
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share amounts	2003	2002	2001
Net sales	$533,193	$540,347	$632,602
Energy sales – net	10,040	9,814	9,661

Total revenues	543,233	550,161	642,263
Cost of products sold	463,687	423,880	501,142

Gross profit	79,546	126,281	141,121
Operating expenses
Selling, general and administrative expenses	59,146	53,699	60,225
Restructuring charges	6,983	4,249	—
Unusual items	11,501	(2,008)	60,908
Gains on disposition of plant, equipment and timberlands, net	(32,334)	(1,304)	(2,015)

Total operating expenses	45,296	54,636	119,118

Operating income	34,250	71,645	22,003
Other nonoperating income (expense)
Interest expense	(14,269)	(15,103)	(15,628)
Interest income	1,820	1,571	3,589
Other – net	(1,385)	1,016	1,558

Total other income (expense)	(13,834)	(12,516)	(10,481)

Income from continuing operations before income taxes	20,416	59,129	11,522
Income tax provision	7,430	21,492	4,693

Income from continuing operations	12,986	37,637	6,829
Discontinued operations
Income (loss) from discontinued operations	(513)	(64)	198
Income tax provision (benefit)	(188)	(22)	69

Income (loss) from discontinued operations	(325)	(42)	129

Net income	$12,661	$37,595	$6,958

Basic earnings per share
Income from continuing operations	$0.30	$0.87	$0.16
Loss from discontinued operations	(0.01)	—	—

Net income	$0.29	$0.87	$0.16

Diluted earnings per share
Income from continuing operations	$0.30	$0.86	$0.16
Loss from discontinued operations	(0.01)	—	—

Net income	$0.29	$0.86	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2003	2002
Assets
Current assets
Cash and cash equivalents	$15,566	$32,219
Accounts receivable (less allowance for doubtful accounts: 2003 – $3,115; 2002 – $2,211)	59,882	59,171
Inventories	71,569	69,890
Prepaid expenses and other current assets	24,685	9,401
Assets held for sale	—	4,241

Total current assets	171,702	174,922
Plant, equipment and timberlands – net	542,960	517,053
Other assets	312,357	261,227

Total assets	$1,027,019	$953,202

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$806	$795
Short-term debt	5,000	1,028
Accounts payable	31,472	28,866
Dividends payable	3,942	7,638
Environmental liabilities	27,000	—
Other current liabilities	44,250	46,847
Liabilities of discontinued operations	—	1,608

Total current liabilities	112,470	86,782
Long-term debt	248,469	218,709
Deferred income taxes	207,834	183,758
Other long-term liabilities	86,815	90,120

Total liabilities	655,588	579,369
Commitments and contingencies	—	—
Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2003 – 10,579,543; 2002 - 10,717,824)	544	544
Capital in excess of par value	40,469	40,798
Retained earnings	484,756	495,278
Accumulated other comprehensive income (loss)	2,690	(3,708)

	528,459	532,912
Less cost of common stock in treasury	(157,028)	(159,079)

Total shareholders’ equity	371,431	373,833

Total liabilities and shareholders’ equity	$1,027,019	$953,202

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P.H. GLATFELTER COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2003	2002	2001
Operating activities
Net income	$12,661	$37,595	$6,958
Income (loss) from discontinued operations	(325)	(42)	129

Income from continuing operations	12,986	37,637	6,829
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	56,029	45,003	44,815
Pension income	(17,149)	(32,648)	(30,678)
Deferred income tax provision	7,779	17,913	13,554
Loss (gain) on dispositions of plant, equipment and timberlands	(32,334)	(1,304)	(2,015)
Unusual items	11,501	(2,008)	60,908
Other	745	1,235	1,681
Change in operating assets and liabilities
Accounts receivable	4,399	5,969	(14,342)
Inventories	3,060	(2,816)	3,824
Other assets and prepaid expenses	(359)	(5,201)	(4,697)
Other liabilities	339	13,926	(15,442)

Net cash provided by continuing operations	46,996	77,706	64,437
Net cash provided (used) by discontinued operations	(244)	332	418

Net cash provided by operating activities	46,752	78,038	64,855
Investing activities
Purchase of plant, equipment and timberlands	(66,758)	(51,108)	(47,805)
Proceeds from disposal of fixed assets	2,892	1,498	2,764
Proceeds from sale of subsidiary, net of cash divested	1,499	—	—
Proceeds from sale of Ecusta	—	—	14,505

Net cash used by investing activities of continuing operations	(62,367)	(49,610)	(30,536)
Net cash used by investing activities of discontinued operations	(60)	(44)	(40)

Net cash used by investing activities	(62,427)	(49,654)	(30,576)
Financing activities
Repayment of debt under previous revolving credit agreement	—	(133,027)	—
Net (repayments of) proceeds from revolving credit facility	(10,124)	68,238	(21,794)
Proceeds from borrowing from SunTrust Financial	34,000	—	—
Payment of dividends	(26,879)	(30,307)	(29,876)
Proceeds from stock options exercised	541	10,491	2,960

Net cash used by financing activities	(2,462)	(84,605)	(48,710)
Effect of exchange rate changes on cash	1,484	490	336

Net change in cash and cash equivalents	(16,653)	(55,731)	(14,095)
Cash and cash equivalents at the beginning of period	32,219	87,950	102,045

Cash and cash equivalents at the end of period	$15,566	$32,219	$87,950

Supplemental cash flow information
Cash paid (received) for
Interest expense	$16,438	$16,420	$16,455
Income taxes	(1,575)	(12,419)	13,385

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001

					Accumulated
	Common		Capital in		Other		Total
In thousands, except shares	Shares	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders’
outstanding	Outstanding	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity
Balance, January 1, 2001	42,390,772	$544	$41,669	$511,019	$(2,843)	$(177,686)	$372,703
Comprehensive income
Net income				6,958			6,958
Other comprehensive income
Reclassification adjustment for Ecusta sale included in net income, net of tax of $1,042					1,936
Foreign currency translation adjustments					(2,963)
Transition adjustment for interest rate swaps, net of tax of $455					845
Change in market value of interest rate swaps, net of tax of $444					(824)

Other comprehensive income					(1,006)		(1,006)

Comprehensive income							5,952
Cash dividends declared				(29,827)			(29,827)
Delivery of treasury shares
Performance shares	3,489		(9)			52	43
401(k) plans	118,389		(108)			1,746	1,638
Employee stock options exercised – net	237,771		(584)			3,544	2,960

Balance, December 31, 2001	42,750,421	544	40,968	488,150	(3,849)	(172,344)	353,469
Comprehensive income
Net income				37,595			37,595
Other comprehensive income
Foreign currency translation adjustments					162
Change in market value of interest rate swaps, net of tax of $11					(21)

Other comprehensive income					141		141

Comprehensive income							37,736
Tax effect on employee stock options exercised			1,071				1,071
Cash dividends declared				(30,467)			(30,467)
Delivery of treasury shares
Performance shares	4,726		3			70	73
401(k) plans	92,504		19			1,373	1,392
Director compensation	5,705		(1)			69	68
Employee stock options exercised – net	790,800		(1,262)			11,753	10,491

Balance, December 31, 2002	43,644,156	544	40,798	495,278	(3,708)	(159,079)	373,833
Comprehensive income
Net income				12,661			12,661
Other comprehensive income
Foreign currency translation adjustments					6,398

Other comprehensive income					6,398		6,398

Comprehensive income							19,059
Tax effect on employee stock options exercised			13				13
Cash dividends declared				(23,183)			(23,183)
Delivery of treasury shares
Performance shares	8,369		(13)			124	111
401(k) plans	80,065		(207)			1,188	981
Director compensation	6,560		(21)			97	76
Employee stock options exercised – net	43,287		(101)			642	541

Balance, December 31, 2003	43,782,437	$544	$40,469	$484,756	$2,690	$(157,028)	$371,431

The accompanying notes are an integral part of these Consolidated Financial Statements.

GLATFELTER

P. H. GLATFELTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; Scaër, France and the Philippines. Our products are marketed throughout the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or directly to customers.

2.	ACCOUNTING POLICIES

Principles of Consolidation The consolidated financial statements include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Accounting Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions.

Reclassifications Certain reclassifications have been made to the prior years’ consolidated financial statements, and notes thereto, to conform to those classifications used in the current year.

Cash and Cash Equivalents We classify all highly liquid instruments with an original maturity of three months or less at the time of purchase as cash equivalents.

Inventories Inventories are stated at the lower of cost or market. Raw materials and in-process and finished inventories of our domestic manufacturing operations are valued using the last-in, first-out (LIFO) method, and the supplies inventories are valued principally using the average-cost method. Inventories at our foreign operations are valued using a method that approximates average cost.

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

The range of estimated service lives used to calculate financial reporting depreciation for principal items of plant and equipment are as follows:

Buildings	10–45 Years
Machinery and equipment	7–35 Years
Other	4–40 Years

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

GLATFELTER

Investment Securities Investments in debt securities are classified as held-to-maturity and recorded at amortized cost in the consolidated balance sheets when we have the positive intent and ability to hold until maturity. At December 31, 2003 and 2002, investments in debt securities classified as held-to-maturity totaled $9.8 million and $10.1 million, respectively, and the noncurrent portion is included in “Other assets” on the consolidated balance sheets.

Valuation of Long-lived Assets We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. An impairment loss, if any, is recognized for the amount by which the carrying value of the asset exceeds its fair value.

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

Revenue Recognition We recognize revenue on product sales when the customer takes title and assumes the risks and rewards of ownership. Generally, product shipments are designated f.o.b. (free on board) shipping point and accordingly, revenue is recognized at the time the product leaves Glatfelter’s plant of manufacture. We record revenue net of an allowance for customer returns.

Revenue from energy sales is recognized when electricity is delivered to the customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Costs netted against energy sales totaled $7.7 million, $7.1 million and $6.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

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

Stock-based Compensation Stock-based compensation is accounted for in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. The exercise price of all employee stock options is at least equal to their grant-date market value. Accordingly, no compensation expense is recorded for stock options granted to employees.

GLATFELTER

Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant date fair values of options granted during 2003, 2002 and 2001 were $2.72, $2.48 and $3.84, respectively.

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2003		2002		2001
Risk-free interest rate	3.47%		4.13%		5.57%
Expected dividend yield	5.74		5.15		4.58
Expected volatility	38.9		27.8		29.7
Expected life	6.5	yrs	6.5	yrs	10	yrs

Had compensation expense for stock options been determined consistent with the fair value method of SFAS No. 123, our net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31
In thousands, except per share	2003	2002	2001
Net income as reported	$12,661	$37,595	$6,958
Add: stock-based compensation expense included in reported net income, net of tax	346	235	475
Less: stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,808)	(1,420)	(1,989)

Pro forma	$11,199	$36,410	$5,444

Earnings per share
Reported – basic	$0.29	$0.87	$0.16
Pro forma – basic	0.26	0.84	0.13
Reported – diluted	0.29	0.86	0.16
Pro forma – diluted	0.26	0.83	0.13

Financial Derivatives We account for financial derivatives in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138. This statement requires the recognition of the fair value of any derivative financial instrument on the balance sheet. Changes in fair value of the derivative and, in certain instances, changes in the fair value of an underlying hedged asset or liability, are recognized either through income or as a component of other comprehensive income.

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

Fair Value of Financial Instruments The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. Financial derivatives are recorded at fair value. The following table sets forth carrying value and fair value for investment securities and long-term debt:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Investment securities	$9,838	$11,353	$10,124	$11,934
Long-term debt	249,275	262,684	219,504	234,119

3. RECENT PRONOUNCEMENTS

SFAS No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001 and applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. We adopted SFAS No. 143 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections,” was issued April 2002 and was effective for fiscal years beginning after May 15, 2002. This statement, among other things, rescinds the requirement to classify a gain or loss upon the extinguishments of debt as an extraordinary item on the income statement. It also requires lessees to account for certain modifications to lease agreements in a manner consistent with sale-leaseback transaction accounting. We adopted SFAS No. 145 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” was issued in June 2002 and requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement was to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003, and it did not impact our consolidated financial position or results of operations.

In November of 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (“FIN No.

GLATFELTER

45”). FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 were effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements for interim or annual periods ended after December 15, 2002. The adoption on January 1, 2003, of FIN No. 45 did not have any significant accounting implications for us as all of our commitments and guarantees are on behalf of our subsidiaries.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003, and it amends and clarifies accounting for derivative instruments including derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This standard was effective for contracts entered into or modified after June 30, 2003, and its adoption did not have an impact on our consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, except for certain provisions that were deferred, and otherwise was effective at the beginning of the third quarter of 2003. Based on the financial instruments we currently use, the adoption of SFAS No. 150 did not impact our financial statements.

4. DISCONTINUED OPERATIONS

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amounts are to be paid in annual installments over two years beginning July 2004. This subsidiary is reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the year ended December 31, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $2.6 million and $3.5 million for 2003 and 2002, respectively. This operation was previously reported in the Engineered Products business unit.

5. NEENAH RESTRUCTURING

In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility. The machines and processes to be abandoned had been primarily supporting our Printing & Converting Paper business unit. The Neenah restructuring was initiated to allow us to reallocate resources to more fully support opportunities in higher growth, more profitable specialty markets. These initiatives, expected to be completed by March 31, 2004, will result in the elimination of approximately 200 positions. The results of operations in 2003 include related pre-tax charges of $13.5 million, of which $6.5 million are reflected in the consolidated income statement as components of cost of products sold, and $7.0 million are reflected as “restructuring charges.” The $6.5 million pre-tax charge relates to accelerated depreciation and an adjustment to net realizable value for spare parts and supplies inventory related to equipment to be abandoned. The $7.0 million pre-tax restructuring charge relates to the curtailment of pension and other retirement benefits, severance and certain benefit continuation costs associated with the termination of employees.

The following table sets forth information with respect to Neenah restructuring charges:

Year Ended
In thousands	December 31, 2003
Depreciation on abandoned equipment	$5,974
Severance and benefit continuation	1,874
Pension and other retirement benefits	4,878
Other	768

Total	$13,494

Additional charges may be required in 2004 depending on the resolution of certain contractual matters.

6. RESTRUCTURING RESERVE

The following table summarizes activity in our Neenah Restructuring reserve:

Neenah
Restructuring
In thousands	2003
Beginning balance	$—
Amounts accrued	1,754
Payments made	(129)

Ending balance	$1,625

As of December 31, 2003, the amounts accrued related to the Neenah restructuring represent only those charges that are expected to result in cash payments and primarily consist of severance payments, benefits continuation and

GLATFELTER

medical retirement benefits. The Neenah restructuring charge totaled $13.5 million, of which $6.5 million is non-cash related, and $5.4 million is to be paid out of pension plan assets.

	2002
	Restructuring
In thousands	2003	2002
Beginning balance	$2,572	$—
Amounts accrued	350	2,572
Payments made	(2,628)	—

Ending balance	$294	$2,572

The 2002 Restructuring charge related to the reduction of our corporate workforce by 76 positions, including 36 positions eliminated through attrition. The workforce reduction was substantially completed in the first quarter of 2003. Of the $4.2 million charge, $1.7 million related to enhanced pension benefits to be paid out of pension plan assets.

7. UNUSUAL ITEMS

Unusual items included charges (gains) of $11.5 million, $(2.0) million and $60.9 million in 2003, 2002 and 2001, respectively.

2003 Unusual items reflect an $11.5 million charge relating to our former Ecusta Division, which was sold in 2001. Under the Ecusta Division acquisition agreement, we are indemnified for certain liabilities that have been assumed by the buyers. We had previously accrued liabilities related to certain post-retirement benefits, workers compensation claims and vendor payables and established a corresponding receivable due from the buyers. We paid the portion of these liabilities that became due and sought reimbursement from the buyers, which, to date, they have refused. The 2003 charge includes $5.5 million to fully reserve such receivables and an additional $6.0 million related to contingent landfill closure costs at the Ecusta facility.

2002 Unusual items included a $1.5 million contingent liability related to environmental matters with the Pennsylvania Department of Environmental Protection (“Pennsylvania DEP”). This charge was offset by a $3.5 million gain for the settlement of certain escrow claims, including interest and associated liabilities related to the 1998 acquisition of our Schoeller & Hoesch (“S&H”) subsidiary.

2001 On August 9, 2001, we completed the sale of the Ecusta Division, including plant and equipment, inventory, accounts receivable and essentially all other operating assets and certain other receivables related to our tobacco papers business. These assets were sold for $22.7 million plus the assumption by the buyer of certain liabilities totaling $21.4 million related to the Ecusta Division’s business. The liabilities assumed by the buyer included accounts payable, accrued expenses and other liabilities related to the operation of the Ecusta Division’s business.

A calculation of the unusual item related to the 2001 sale of the Ecusta Division is as follows:

	Year Ended
In thousands	December 31, 2001
Asset impairment recognized		$(50,000)
Loss recognized upon sale
Consideration received	$44,166
Book value of net assets sold	(61,467)

	(17,301)
Transaction and other costs	(6,095)
Gain on retiree benefit plans	14,988

Loss on disposition excluding impairment charge		(8,408)

Total loss on disposition		$(58,408)

We also recognized a $2.5 million pretax charge during the second quarter of 2001 related to the settlement of an environmental matter in connection with the Spring Grove facility’s wastewater discharge permit.

8. GAIN ON SALE OF TIMBERLANDS

On March 21, 2003, we sold 25,500 acres of timberlands in Maryland (the “Maryland Timberlands”, with a carrying amount of $6.0 million, to a subsidiary of The Conservation Fund (the “Timberland Buyer”). As consideration for the Maryland Timberlands, we received a 10-year note from the Timberland Buyer in the principal amount of $37.9 million (the “Note”), which is included in “Other Assets” in the consolidated balance sheet. The Note bears interest at 3.22% per annum with interest-only payments due in quarterly installments. After five years the interest rate on the Note will be adjusted to the then existing bank prime rate. The Note is secured by a letter of credit issued by a financial institution. Net of transaction fees, a $31.2 million pre-tax gain was recognized from this transaction.

The Company pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the “Note Payable”). The Note Payable bears a fixed rate of interest at 3.82% for five years at which time the Company can elect to renew the obligation.

GLATFELTER

9. EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2003	2002	2001
Income from continuing operations	$12,986	$37,637	$6,829
Income (loss) from discontinued operations	(325)	(42)	129

Net income	$12,661	$37,595	$6,958

Weighted average common shares outstanding used in basic EPS	43,731	43,396	42,577
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	29	395	269

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,760	43,791	42,846

Basic EPS
Income from continuing operations	$0.30	$0.87	$0.16
Income (loss) from discontinued operations	(0.01)	—	—

Net income	$0.29	$0.87	$0.16

Diluted EPS
Income from continuing operations	$0.30	$0.86	$0.16
Income (loss) from discontinued operations	(0.01)	—	—

Net income	$0.29	$0.86	$0.16

The following table sets forth options to purchase shares of common stock and the respective weighted-average exercise prices that were outstanding but were not included in the computation of dilutive EPS for the year ended December 31, 2003, because their effect would be anti-dilutive.

In thousands, except exercise price	2003	2002	2001
Options to purchase shares of common stock	1,846	1,996	1,818
Weighted-average exercise price	$15.33	$16.09	$16.98

10. INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

The provision for income taxes from continuing operations consisted of the following:

	Year Ended December 31
In thousands	2003	2002	2001
Current taxes
Federal	$(723)	$1,135	$(8,893)
State	27	18	—
Foreign	347	2,426	32

	(349)	3,579	(8,861)
Deferred taxes
Federal	1,562	12,653	7,777
State	2,950	167	1,604
Foreign	3,267	5,093	4,173

	7,779	17,913	13,554

Total provision for income taxes from continuing operations	$7,430	$21,492	$4,693

The following are domestic and foreign components of pretax income from continuing operations:

	Year Ended December 31
In thousands	2003	2002	2001
United States	$16,968	$38,742	$(525)
Foreign	3,448	20,387	12,047

Total pretax income	$20,416	$59,129	$11,522

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax:

	Year Ended December 31
In thousands	2003	2002	2001
Federal income tax provision at statutory rate	$7,146	$20,695	$4,033
State income taxes, net of federal income tax benefit	1,935	120	1,043
Tax effect of bargain sale	(3,991)	—	—
Tax effect of tax credits	(1,493)	(300)	(100)
Valuation allowance	5,027	—	—
Resolution of tax matters	(1,723)	—	—
Tax effect of exempt earnings of foreign sales corporation	—	—	(33)
Other	529	977	(250)

Income tax provision	$7,430	$21,492	$4,693

GLATFELTER

As of December 31, 2003, the sources of deferred income taxes were as follows:

In thousands	2003	2002
Deferred tax assets:
Reserves	$19,362	$14,145
Compensation	4,952	6,648
Post-retirement benefits	10,448	11,008
Property	168	606
Pension	765	757
Inventories	427	505
Tax carryforwards	27,917	8,364
Other	11,256	9,352

Subtotal	75,295	51,385
Valuation allowance	(15,777)	(8,438)

Total deferred tax assets	59,518	42,947
Deferred tax liabilities:
Property	127,262	124,439
Pension	92,009	82,022
Installment sale	12,679	—
Other	6,324	4,951

Total deferred tax liabilities	238,274	211,412

Net deferred tax liabilities	$178,756	$168,465

At December 31, 2003, the Company had federal, state and foreign tax net operating loss (“NOL”) carryforwards of $28.7 million, $64.6 million and $17.9 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The federal NOL carryforward expires in 2023; state NOL carryforwards expire between 2004 and 2018; and the foreign NOL carryforwards do not expire.

In addition, the Company had federal charitable contribution carryforwards totaling $14.2 million that expire between 2006 and 2008 and federal research tax credit carryforwards of $0.5 million, which expire in 2022 and 2023.

The Company has established a valuation allowance of $15.8 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state NOL and federal charitable contribution carryforwards, and certain deferred foreign tax credits, the realization of which has been impacted by recent changes in German tax legislation.

At December 31, 2003 and 2002, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $42.5 million and $37.0 million, respectively. No deferred tax liability has been recognized with regard to the remittance of such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States.

The net deferred taxes reported on our Consolidated Balance Sheets as of December 31 are as follows:

	2003				2002
In thousands	Federal	State	Foreign	Total	Total
Current asset	$19,459	$1,429	$1,207	$22,095	$6,984
Current liability	—	—	1,071	1,071	975
Long-term asset	—	—	8,054	8,054	9,284
Long-term liability	157,565	28,079	22,190	207,834	183,758

The components of the net deferred tax balances as of December 31 are as follows:

	2003				2002
In thousands	Federal	State	Foreign	Total	Total
Deferred tax assets:
Current	$19,459	$1,429	$1,207	$22,095	$6,984
Long-term	24,574	4,795	8,054	37,423	35,963

	$44,033	$6,224	$9,261	$59,518	$42,947

Deferred tax liabilities:
Current	$—	$—	$1,071	$1,071	$975
Long-term	182,139	32,874	22,190	237,203	210,437

	$182,139	$32,874	$23,261	$238,274	$211,412

GLATFELTER

11. STOCK-BASED COMPENSATION

On April 23, 1997, the common shareholders amended the 1992 Key Employee Long-Term Incentive Plan (“1992 Plan”) to authorize, among other things, the issuance of up to 5,000,000 shares of Glatfelter common stock to eligible participants. The 1992 Plan provides for restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. To date, there have been no grants of incentive stock options or performance units.

Restricted Stock Awards The following table summarizes shares of restricted common stock awarded under the 1992 Plan for each of the past three years:

For the year ended December 31:	Restricted Stock Awards
2003	2,660
2002	29,926
2001	64,430

Awards issued in 2003 and 2002 vest ratably over a three-year period and the 2001 awards vest over a four-year period. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified time period. Awards made in 2003 and 2002 are also subject to forfeiture if targeted shareholder returns measures are not met. Shares awarded in 2001 are subject to forfeiture if defined minimum earnings levels are not met.

The number of shares otherwise required to be delivered may be reduced by an amount that would have a fair market value equal to the taxes we withhold on delivery. We may also, at our discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be delivered. The following table summarizes stock-based compensation expense with respect to restricted stock awards for each of the past three years:

In thousands	Compensation Expense
2003	$533
2002	362
2001	856

Performance Shares Grants of Performance Shares under the 1992 Plan of 44,060, 40,060 and 45,740 shares were made during each of the three years ended 1998, 1997 and 1996, respectively. We recognized a reduction of expense of $0.1 million in 2001 related to these awards.

Non-Qualified Stock Options The following table summarizes the activity with respect to non-qualified options to purchase shares of common stock granted under the 1992 Plan:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,828,529	$15.00	3,736,182	$14.79	3,650,682	$14.49
Granted	40,990	11.75	309,450	13.98	569,100	15.45
Exercised	(43,287)	12.60	(790,800)	13.26	(237,771)	12.40
Canceled	(521,893)	16.47	(426,303)	15.60	(245,829)	14.26

Outstanding at end of year	2,304,339	14.71	2,828,529	15.00	3,736,182	14.79

Exercisable at end of year	1,410,614	$15.45	1,436,681	$15.94	1,982,233	$15.72

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Option Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
	Shares	Contractual Life	Exercise Price	Outstanding	Exercise Price
$10.78 to $12.41	458,835	5.3	$12.24	426,095	$12.30
12.95 to 14.44	791,772	7.3	13.28	331,487	13.14
15.44 to 17.16	556,075	6.1	15.73	162,875	16.36
17.54 to 18.78	497,657	3.4	18.13	490,157	18.14

	2,304,339	5.8	14.71	1,410,614	15.00

GLATFELTER

An additional 674,110 options became exercisable January 1, 2004 at a weighted-average exercise price of $14.45.

Options granted prior to 2002 become exercisable for 25% of the grant amount, beginning January 1 of the year following the date of grant, assuming six months has passed. An additional 25% become exercisable on January 1 of each of the next three years. Options not exercisable in this format are exercisable in full either six months or one year from the date of grant. Stock options granted in 2002 were to vest ratably over three years beginning January 1 of the year following the date of grant. In December 2003, the Compensation Committee accelerated the vesting of options granted during December 2001 and December 2002, to become fully vested as of January 1, 2004. Vesting was accelerated for an aggregate of 639,610 shares, of which 98,300 were previously vested under their original terms. Since the options’ exercise price was below the market value of the underlying common stock at the time vesting was accelerated, no compensation expense was recognized. All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant.

The exercise price represents the average quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.

The 1992 plan, as amended, expires in 2007. As of December 31, 2003, 1,230,218 shares of common stock were available for future issuance under the 1992 Plan.

12. RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We have both funded and, with respect to our international operations, unfunded noncontributory defined-benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. The Company uses a December 31-measurement date for all of its defined benefit plans.

We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2003	2002	2003	2002
Change in Benefit Obligation
Balance at beginning of year	$249.8	$223.8	$49.4	$33.3
Service Cost	3.7	4.3	1.0	1.4
Interest Cost	16.3	15.5	2.5	3.2
Plan amendments	4.7	16.2	(4.6)	(4.3)
Actuarial loss	10.0	4.6	(4.3)	20.0
Benefits paid	(17.0)	(16.3)	(4.0)	(4.2)
Impact of curtailments	(0.3)	—	(0.3)	—
Unusual items	—	1.7	—	—

Balance at end of year	$267.2	$249.8	$39.7	$49.4

Change in Plan Assets
Fair value of plan assets at beginning of year	$385.9	$458.6	$—	$—
Actual return on plan assets	74.5	(58.8)	—	—
Employer contributions	2.3	2.4	4.0	4.2
Benefits paid	(17.0)	(16.3)	(4.0)	(4.2)

Fair value of plan assets at end of year	$445.7	$385.9	—	—

Reconciliation of Funded Status
Funded Status	$178.5	$136.2	$(39.7)	$(49.4)
Unrecognized transition assets	(0.9)	(2.1)	—	—
Unrecognized prior service cost	24.3	26.8	(7.6)	(4.7)
Unrecognized (gain) loss	15.2	43.2	20.4	26.0

Net amount recognized	$217.1	$204.1	$(26.9)	$(28.1)

The net prepaid pension cost for qualified pension plans is primarily included in “Other assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2003 and 2002.

Amounts recognized in the consolidated balance sheet consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2003	2002	2003	2002
Prepaid benefit cost	$236.3	$221.6	$—	$—
Accrued benefit liability	(19.2)	(17.6)	(26.9)	(28.1)

Net amount recognized	$217.1	$204.0	$(26.9)	$(28.1)

The accumulated benefit obligation for all defined benefit pension plans was $254.9 million and $234.3 at December 31, 2003 and 2002, respectively.

GLATFELTER

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
Discount rate – benefit obligation	6.25%	6.75%	6.25%	6.75%
Future compensation growth rate	4.0	4.5	—	—
Expected long-term rate of return on plan assets	8.5	8.5	—	—

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2003	2002
Projected benefit obligation	$29.8	$25.7
Accumulated benefit obligation	27.1	23.1
Fair value of plan assets	—	—

Net periodic benefit (income) cost includes the following components:

	Year Ended December 31
In millions	2003	2002	2001
Pension Benefits
Service cost	$3.7	$4.3	$4.6
Interest cost	16.3	15.5	16.1
Expected return on plan assets	(38.7)	(46.7)	(45.8)
Amortization of transition asset	(1.3)	(1.9)	(1.7)
Amortization of prior service cost	2.8	1.4	1.5
Recognized actuarial (gain) loss	0.0	(5.3)	(5.4)

Net periodic benefit (income) cost	(17.2)	(32.7)	(30.7)
Special termination benefits	5.4	1.7	—
Curtailment and settlement	—	—	(14.0)
Total net periodic benefit (income) cost	$(11.8)	$(31.0)	$(44.7)

Other Benefits
Service cost	$1.0	$1.4	$0.9
Interest cost	2.5	3.2	2.3
Expected return on plan assets	—	—	—
Amortization of transition asset	—	—	—
Amortization of prior service cost	(0.8)	(0.4)	(0.2)
Recognized actuarial (gain) loss	1.1	1.4	0.4
Net periodic benefit (income) cost	3.8	5.6	3.4
Special termination benefits	(0.5)	—	—
Plan amendments	(0.7)	—	—
Curtailment and settlement	—	—	(0.9)

Total net periodic benefit cost	$2.6	$5.6	$2.5

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
In millions	2003	2002	2001
Pension Benefits
Discount rate – benefit expense	6.75%	7.0%	7.0%
Future compensation growth rate	4.0	3.5	3.5
Expected long-term rate of return on plan assets	8.5	9.0	9.0
Other Benefits
Discount rate – benefit expense	6.75%	7.0%	7.0%
Future compensation growth rate	—	—	—
Expected long-term rate of return on plan assets	—	—	—

To develop the expected long-term rate of return assumption, the Company considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.5% long-term rate of return on plan assets assumption for 2003.

Assumed health care cost trend rates at December 31 were as follows

	2003	2002
Health care cost trend rate assumed for next year	13.0%	12.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate rate	2013	2016

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
In thousands	increase	decrease
Effect on:
Post-retirement benefit obligation	$3,417	$(3,017)
Total of service and interest cost components	361	(312)

GLATFELTER

Plan Assets

Glatfelter’s pension plan weighted-average allocations at December 31, 2003 and 2002, by asset category, are as follows:

	2003	2002
Asset Category
Equity securities	74%	79%
Debt securities	18	18
Cash and real estate	8	3

Total	100%	100%

Our objective is to achieve an above-market rate of return on our pension plan assets. Based upon this objective, along with the timing of benefit payments and the risks associated with various asset classes available for investment, we have established the following asset allocation guidelines:

	Minimum	Target	Maximum
Equity	60%	70%	80%
Fixed Income & Other	20%	30%	40%

Real estate can be between 0% and 5% of the target equity allocation. Glatfelter stock can also be between 0% and 5% of the target equity allocation, although there were no holdings of Glatfelter stock as of December 31, 2003 or 2002. Our investment policy prohibits the investment in certain securities without the approval of the Finance Committee of the Board of Directors. Regarding Fixed Income securities, the weighted-average credit quality will be at least “AA” with a “BBB” minimum credit quality for each issue.

Cash Flow The Company does not expect to make contributions to its qualified pension plans in 2004. Contributions and benefit payments expected to be made in 2004 under its non-qualified pension plans and other benefit plans are summarized below:

In millions
Nonqualified pension plans	$2.4
Other benefit plans	4.3

Defined Contribution Plans We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $0.7 million, $1.2 million and $1.4 million in 2003, 2002 and 2001, respectively.

13. INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2003	2002
Raw materials	$15,105	$14,385
In-process and finished	32,145	31,959
Supplies	24,318	23,546

Total	$71,569	$69,890

If we had valued all inventories using the average-cost method, inventories would have been $14.4 million and $9.3 million higher than reported at December 31, 2003 and 2002, respectively. During 2003 and 2001 we liquidated certain LIFO inventories. The effect of the liquidations did not have a significant impact on net income.

At December 31, 2003 and 2002, the recorded value of the above inventories were approximately $1.3 million lower than inventories for income tax purposes.

14. PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2003	2002
Land and buildings	$129,130	$123,749
Machinery and equipment	880,897	811,982
Other	86,306	87,807
Accumulated depreciation	(560,291)	(522,345)

	536,042	501,193
Construction in progress	4,454	12,228
Timberlands, less depletion	2,464	3,632

Plant, equipment and timberlands – net	$542,960	$517,053

15. GOODWILL AND OTHER INTANGIBLE ASSETS

We adopted SFAS No. 142 on January 1, 2002 and discontinued the amortization of goodwill. Excluding goodwill amortization expense, adjusted net income in 2001 was $7.2 million, or $0.17 per diluted share.

16. OTHER CURRENT LIABILITIES

Other current liabilities is summarized as follows:

	December 31
In thousands	2003	2002
Accrued payroll and benefits	$13,791	$16,176
Other accrued compensation and retirement benefits	6,929	6,532
Other accrued expenses	23,530	24,139

Total	$44,250	$46,847

GLATFELTER

17. LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2003	2002
Revolving credit facility, due June 2006	$64,047	$67,681
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	—
Other notes, various	1,228	1,823

Total long-term debt	249,275	219,504
Less current portion	(806)	(795)

Long-term debt, excluding current portion	$248,469	$218,709

On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the “Facility”) with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced an old facility, enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance at December 31, 2003.

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

On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the Timberland Buyer. We pledged the Note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the “Note Payable”). The Note Payable bears interest at a fixed rate of 3.82% for five years at which time we can elect to renew the obligation.

P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.

At December 31, 2003 and 2002, we had $3.3 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

18. FINANCIAL DERIVATIVES

In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately €73.0 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany. The cross currency swap is recorded in the Consolidated Balance Sheets at fair value of $(22.0) and $(6.5) million at December 31, 2003 and 2002, respectively, under the caption “Other long-term liabilities”. Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Consolidated Statements of Income. The mark-to-market adjustment was offset by a gain on the related remeasurement of the US dollar denominated inter-company obligations.

The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.

GLATFELTER

19. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments

At December 31, 2003, required minimum annual rentals due on noncancelable leases having initial or remaining terms in excess of one year aggregated $18.2 million. Minimum annual rentals for each of the years 2004 through 2008 are $3.7 million, $1.7 million, $1.3 million, $0.7 million and $0.6 million, respectively.

Ecusta Division Matters

In August 2001, pursuant to an acquisition agreement (the “Acquisition Agreement”), we sold the assets of our Ecusta Division to four related entities, consisting of Purico (IOM) Limited, an Isle of Man limited liability company (“Purico”), and RF&Son Inc. (“RF”), RFS US Inc. (“RFS US”) and RFS Ecusta Inc. (“RFS Ecusta”), each of which is a Delaware corporation, (collectively, the “Buyers”). As part of the Acquisition Agreement, the Buyers assumed certain liabilities related to the operation of the Ecusta Division. In July 2002, we received notice from the Buyers’ legal counsel asserting claims for indemnification for certain alleged damages incurred by the Buyers, pursuant to the Acquisition Agreement. During October 2003, the Buyers informed us that the total value of these claims was approximately $3.5 million. We believe that these claims are without merit and intend to vigorously defend our position. In August 2002, the Buyers shut down the manufacturing operation of the pulp and paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, RFS Ecusta and RFS US filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. During the fourth quarter of 2002, in accordance with the provisions of the Acquisition Agreement, we notified the Buyers of third party claims (“Third Party Claims”) made against us for which we are seeking indemnification from the Buyers. The Third Party Claims primarily relate to certain post-retirement benefits, workers compensation claims and vendor payables.

Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the pulp and paper mill and related real property, were sold to an unrelated third party (the “New Buyer”), whose business plan is to continue certain mill-related operations and to convert portions of the mill site into a business park.

Beginning in April 2003, governmental authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyer regarding, among other environmental issues, certain potential landfill closure liabilities (“Landfill Closure Costs”) associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of the landfills. We intend to pursue reimbursement for such claims from the Buyers under the indemnification provisions of the Acquisition Agreement.

Based on our analysis of currently available information and our landfill closure experience, we estimate the Landfill Closure Costs will total approximately $7.6 million, of which $1.6 million was accrued in the second quarter of 2003 and $6.0 million was accrued in the third quarter of 2003. The second quarter 2003 accrual related to a specific landfill and was recorded based on our conclusion it was probable that we would incur the closure costs because the landfill was already in the process of being closed and was of no potential value to the New Buyer. In the second quarter of 2003, we established an offsetting receivable due from the Buyers for landfill closure costs of $1.6 million pursuant to the Acquisition Agreement indemnification provisions. We believe the Landfill Closure Costs are liabilities for which the Buyers are obligated to indemnify us.

In addition to Landfill Closure Costs, we had recorded liabilities for Third Party Claims totaling $3.3 million. Pursuant to the terms of the Acquisition Agreement, we believe the Buyers assumed all of these liabilities and they agreed to indemnify and hold us harmless. Accordingly, we had previously recorded a receivable for amounts due from Purico and RF, the Buyers that have not filed for bankruptcy. However, in September 2003, the Buyers failed to respond to our demand to reimburse us for the portion of the liabilities that we had paid. Therefore, in the third quarter of 2003, we fully reserved for the amounts recorded related to the receivables due from Purico and RF.

In the third quarter of 2003, we terminated postretirement medical benefits previously provided to certain former employees of Ecusta. Pursuant to a separate agreement, we continued to provide these benefits and were to be reimbursed by the Buyers. In connection with the termination of such benefits, we reduced recorded Third Party Claims by approximately $1.0 million. The corresponding offsetting receivable was reduced as well, but only to the extent we had not previously expended cash for such postretirement benefits.

GLATFELTER

The charge included in our results of operations for 2003 totaled $11.5 million and was to fully reserve for amounts due from the Buyers. We continue to believe the Buyers are responsible for the Landfill Closure Costs and the Third Party Claims and believe we have a strong legal basis to seek indemnification. We intend to pursue appropriate avenues to enforce the provisions of the Acquisition Agreement.

The governmental authorities are continuing to investigate the environmental conditions at the Ecusta mill. We are uncertain as to what additional Ecusta-related claims, including environmental matters, if any, may be asserted against us. The above discussions with the governmental authorities concerning certain other environmental related matters at the former Ecusta facility resulted in the New Buyer agreeing to be held responsible for the resolution thereof. Based on information currently available, we estimate the cost of resolution of these issues could range from $0 to $0.5 million in addition to amounts accrued. The likelihood and extent of potential claims against us could be mitigated by the successful execution of the New Buyer’s business plan. Should any claims be made against us, we would seek indemnification for such damages to the extent possible in accordance with the terms of the Acquisition Agreement. We cannot ascertain at this time what additional impact, if any, these matters will have on our consolidated financial position and/or results of operations and no amounts with respect thereto have been recorded.

In addition to the amounts discussed above, as of December 31, 2003, our trade accounts receivable included $0.6 million for products sold by our S&H subsidiary pursuant to a supply agreement with a German company affiliated with Purico. Payments under these receivables continue to be made.

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

Spring Grove, Pennsylvania We are subject to the “Cluster Rule,” a 1998 federal regulation in which the United States Environmental Protection Agency (“EPA”) aims to regulate air and water emissions from certain pulp and paper mills, including kraft pulp mills, such as our Spring Grove facility. Issued under both the Clean Air Act and the Clean Water Act, the Cluster Rule establishes baseline emissions limits for toxic and conventional pollutant releases to both water and air.

Subject to permit approvals, we have undertaken an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the “New Century Project,” will require capital expenditures currently estimated to be approximately $36.8 million to be incurred before April 2004, of which $34.5 million was incurred through December 31, 2003. The New Century Project includes improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100 percent chlorine dioxide substitution and a hardwood ozone bleaching system. We presently do not anticipate difficulties in implementing the New Century Project. While we have obtained all the required governmental approvals, we have yet to bring all the necessary equipment on-line.

We voluntarily cooperated with an investigation by the Pennsylvania Department of Environmental Protection (the “PA DEP”) that commenced in February 2002, related to certain discharges by our Spring Grove facility to the Codorus Creek. On June 13, 2003, we entered into a Consent Order and Agreement with the PA DEP regarding such discharges. Under the terms of this agreement, we agreed to pay a civil penalty of $1.5 million over three years, beginning June 15, 2003, and to implement various remedial measures related to the facility’s operations and to the facility’s historical piping network. We accrued $1.5 million in the 2002 fourth quarter results of operations for this obligation. The remedial measures are expected to be recorded as capital expenditures.

In 1999, EPA and the PA DEP issued us separate Notices of Violation (“NOVs”) alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with certain modifications to our Spring Grove facility.

For all but one of the modifications cited by EPA, we applied for and obtained from the PA DEP the pre-construction permits that we concluded were required by applicable law. EPA reviewed those applications before

GLATFELTER

the permits were issued. The Pennsylvania DEP’s NOV pertained only to the modification for which we did not receive a pre-construction permit. We conducted an evaluation at the time of this modification and determined that the pre-construction permit cited by EPA and the PA DEP was not required. We have been informed that EPA and the Pennsylvania DEP will seek substantial emissions reductions, as well as civil penalties, to which we believe we have meritorious defenses. We are unable to predict whether these defenses would prevail in litigation. Should a government plaintiff obtain a judgment against us regarding these matters, it is likely that such a judgment would be material to our results of operations or financial condition.

Neenah, Wisconsin We have previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility used wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of NCR®-brand carbonless copy paper in the wastepaper that was received from others and recycled. As described below, various state and federal governmental agencies have formally notified nine potentially responsible parties (“PRPs”), including Glatfelter, that they are potentially responsible for response costs and “natural resource damages” (“NRDs”) arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and other statutes. The other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific (formerly Fort Howard Corp. and Fort James), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, and Menasha Corporation. We believe some of these PRPs may have corporate or contractual relationships with unidentified entities that may shift monetary obligations arising from the lower Fox River and Bay of Green Bay.

CERCLA establishes a two-part liability structure that makes responsible parties liable for (1) “response costs” associated with the remediation of a release of hazardous substances and (2) NRDs related to that release. Courts have interpreted CERCLA to impose joint and several liabilities on responsible parties for response costs, subject to equitable allocation in certain instances. Prior to a final settlement by all responsible parties and the final cleanup of the contamination, uncertainty regarding the application of such liability will persist.

The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”) which is the portion of the river between dams at Appleton and Little Rapids and Operable Units 3 through 5 (“OU3–5”), an area approximately 20 miles downstream of our Neenah facility.

The following summarizes the status of our potential exposure:

RESPONSE ACTIONS

OU1 and OU2 On January 7, 2003, the Wisconsin Department of Natural Resources (the “Wisconsin DNR”) and EPA issued a Record of Decision (“ROD”) for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. Wisconsin DNR and EPA estimate that the remedy for these two reaches will cost approximately $75 million but could cost within a range from approximately $52 million to $112 million.

On July 1, 2003, WTM I entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding to the implementation of the Remedial Design for OU1. On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (“the OU1 Consent Decree”) with the U.S. District Court for the Eastern District of Wisconsin. Under terms of the OU1 Consent Decree, Glatfelter and WTM I each agreed to pay approximately $27 million. This includes $25 million from each to be escrowed to fund response work associated with remedial actions specified in the December 2002 ROD. In addition, the U.S. EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup. The response work will be managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed into escrow. We believe the required remedial actions can be completed with the amount of monies expected to be escrowed. If the Consent Decree is terminated due to a lack of escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial actions.

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

In addition to the $25 million escrow amount discussed above, the OU1 Consent Decree requires that each company pay the governments $375,000 for past response costs. These payments are being made in return for credit to be applied toward each settling company’s potential liability for response costs associated with the entire river. The OU1 Consent Decree also requires the companies to pay certain NRD-related amounts, which are discussed below.

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

OU3 – 5 On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD (the “Second ROD”) for the cleanup of OU3 – 5. The Second ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but, according to the Second ROD, could cost within a range from approximately $227.0 million to $486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging. We are currently analyzing the Second ROD to determine the feasibility of the remedy set forth therein and its impact, if any, on our potential liability.

We do not believe that we have any responsibility for a share of liability with respect to OU3–5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility.

NATURAL RESOURCE DAMAGES

The ROD and Second ROD do not place any value on claims for NRDs associated with this matter. As noted above, NRD claims are distinct from costs related to the primary remediation of a Superfund site. Calculating the value of NRD claims is difficult, especially in the absence of a completed remedy for the underlying contamination. The State of Wisconsin, the United States Fish and Wildlife Service (“FWS”), the National Oceanic and Atmospheric Administration (“NOAA”), four Indian tribes and the Michigan Attorney General have asserted that they possess NRD claims related to the lower Fox River and the Bay of Green Bay.

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

On June 20, 2002, the United States, the State of Wisconsin and the Fort James Operating Company (“Fort James”) lodged a consent decree with the U.S. District Court for the Eastern District of Wisconsin. If entered, that consent decree would resolve certain outstanding claims, primarily NRD claims, against Fort James and a related entity. Under the terms of the proposed consent decree, Fort James would pay $6.2 million in cash to the United States and the State of Wisconsin in settlement of various claims related to NRDs and cost recovery related to dredging of sediments at Deposits 56/57 (downstream from OU1 and OU2). Fort James also agrees to convey 1,063 acres of land to the State and to perform delineated NRD “restoration” projects at a cost of up to $3.9 million.

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

GLATFELTER

In addition to the amounts discussed above, the OU1 Consent Decree requires that Glatfelter and WTM I each pay the governments $1.5 million for NRDs for the Fox River site, and $150,000 for NRD assessment costs. Each of these payments is being made in return for credit to be applied toward each settling company’s potential liability for NRDs associated with the entire river.

OTHER INFORMATION

The Wisconsin DNR and FWS have published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there exists no evidence. We believe that our volumetric contribution is significantly lower than the estimates. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, location of discharge and a party’s role in causing discharge must be considered in order for the allocation to be equitable.

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

We also believe that there exist additional potentially responsible parties other than the identified PRPs. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper-containing PCBs to each of the recycling mills are also potentially responsible for this matter.

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

Reserves for Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. As of December 31, 2003, and December 31, 2002, we had accrued reserves for asserted and unasserted liabilities related to environmental matters of approximately $29.4 million and $30.3 million, respectively. As of December 31, 2003, $27.0 million of the reserves are recorded as current liabilities in the caption “environmental liabilities” and $2.4 million are included in “other long-term liabilities,” on the Consolidated Balance Sheets. At December 31, 2002, these accruals are primarily included in “other long-term liabilities.” During 2003, the reserve balance declined $0.5 million as a result of the first of three installment payments made to the PA DEP. With respect to the Fox River site, in 2001 we accrued and charged to pre-tax earnings $2.4 million. No amounts were accrued in 2002 or 2003. In the fourth quarter of 2002, we accrued $1.5 million related to the PA DEP matter. Other than with respect to the OU1 Consent Decree and the settlement with the Pennsylvania DEP regarding water issues at the Spring Grove mill, the amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liability cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other parties.

Range of Reasonably Possible Outcomes – Neenah, Wisconsin As discussed above, the OU1 Consent Decree solidifies the financial commitment that may be required of us regarding response costs related to OU1. We believe that the remediation of OU1 will be satisfactorily completed for the amounts currently expected to be committed under the OU1 Consent Decree. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to judicial interpretations that CERCLA imposes with respect to joint and several liability, uncertainty persists regarding

GLATFELTER

our exposure with respect to the remainder of the Fox River site.

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

In our estimate of the upper end of the range, we have considered: (i) the remedial actions agreed to in the OU1 Consent Decree and our belief that the required actions can be accomplished with the funds to be escrowed under the OU1 Consent Decree; and (ii) no active remediation of OU2. We have also assumed full-scale dredging for the remainder of the River and the Bay of Green Bay, as set forth in the Second ROD, although at a significantly higher cost than estimated in the Second ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or than we will incur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely.

In estimating both our current reserve for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, based generally on their financial condition and probable contribution. Our evaluation of the other PRPs’ financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper and arranged for the disposal of the wastepaper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

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

We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the insurers that is a defendant in our Wisconsin litigation has filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. The Company has been in settlement discussions with certain defendants in this matter. Our consolidated financial statements do not include any amounts for such potential recoveries. See Note 22 - “Subsequent Events.”

Summary Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on us. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the implementation of the OU1 Consent Decree and/or if we are ordered to implement the remedy proposed in Second ROD, such developments may have a material adverse effect on our consolidated financial position, liquidity and results of operations and may result in a default under our loan covenants.

We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

GLATFELTER

20. SEGMENT AND GEOGRAPHIC INFORMATION

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing & Converting Papers, as well as Tobacco Papers, which are sold pursuant to a supply agreement that expires in mid-2004. In the latter part of 2002, we completed the implementation of a new information system to provide, among other things, more complete business unit reporting. However, we are unable to provide all of the financial information identified in SFAS No. 131, “Disclosures of an Enterprise and Related Information.”

The following table sets forth profitability information by business unit:

	Year Ended
	December 31, 2003
	Operating Profit
Dollars in thousands	(Loss)	Operating Margin
Business Unit
Engineered Products	$(452)	(0.3)%
Long-Fiber & Overlay Papers	14,737	10.9%
Printing and Converting Papers	(8,805)	(3.5)%
Tobacco Papers	(5,758)	(58.6)%

Total Business Unit	(278)	(0.1)%
Energy sales, net	10,040
Pension income, net	17,149
Restructuring charges – COS	(6,511)
Restructuring charges – SG&A	(6,983)
Unusual items	(11,501)
Gain on disposition of plant, equipment and timberlands	32,334

Total operating income	34,250
Interest expense	(14,269)
Other income (expense), net	435
Income from continuing operations before income taxes	$20,416

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Costs to produce products sold are allocated to the respective business unit based on standard costs and a proportion of manufacturing variances. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services. Assets are not allocated to the business units for management reporting purposes and accordingly, are not presented herein.

Management evaluates results of operations before energy sales, non-cash pension income, restructuring related charges, unusual items and effects of asset disposition because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that Company’s performance is evaluated internally and by the Company’s Board of Directors.

The following table sets forth information with respect to net sales for each business unit:

	Year Ended December 31
In thousands	2003	2002	2001
Business Unit
Engineered Products	$137,246	$123,610	$113,533
Long-Fiber & Overlay Papers	135,047	110,441	99,816
Printing and Converting Papers	251,085	286,448	295,681
Tobacco Papers	9,815	19,848	32,736

Total excluding Ecusta	533,193	540,347	541,766
Ecusta Division	—	—	90,836

Total	$533,193	$540,347	$632,602

We sell a significant portion of our specialty papers through wholesale paper merchants. No individual customer accounted for more than 10% of our net sales in 2003, 2002 or 2001.

GLATFELTER

Our 2003, 2002, and 2001 net sales to external customers and location of net plant, equipment and timberlands as of December 31, 2003, 2002 and 2001 are summarized below. Net sales are attributed to countries based upon origin of shipment. The net sales information below includes the results of the Ecusta Division through August 9, 2001.

	2003		2002		2001
		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net Sales	Timberlands – Net	Net Sales	Timberlands – Net	Net Sales	Timberlands – Net
United States	$367,903	$377,182	$386,458	$396,160	$477,437	$391,510
Germany	138,630	147,651	128,574	104,477	129,228	89,473
Other	26,660	18,127	25,315	16,416	25,937	14,549

Total	$533,193	$542,960	$540,347	$517,053	$632,602	$495,532

21. QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share

							Diluted
	Net Sales		Gross Profit		Net Income		Earnings Per Share
	2003	2002	2003	2002	2003	2002	2003	2002
First	$142,286	$131,288	$30,307	$34,355	$26,777	$11,124	$0.61	$0.26
Second	129,620	136,693	18,269	28,796	269	7,576	0.01	0.17
Third	131,904	135,105	19,957	33,559	(6,665)	13,311	(0.15)	0.30
Fourth	129,383	137,261	11,013	29,571	(7,720)	5,584	(0.18)	0.13

Total	$533,193	$540,347	$79,546	$126,281	$12,661	$37,595	$0.29	$0.86

A reconciliation of the amounts presented above to the amounts previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 and 2002 is as follows:

	Originally	Discontinued
In thousands	Reported	Operations	Adjusted
First Quarter 2003
Net Sales	$143,614	$(1,328)	$142,286
Gross Profit	30,629	(322)	30,307
First Quarter 2002
Net Sales	131,998	(710)	131,288
Gross Profit	18,683	(414)	18,269

Net income for the third and fourth quarter of 2003 and 2002 includes restructuring charges and unusual items that are fully described in Notes 5 and 7.

22. SUBSEQUENT EVENTS

In February 2004, we completed the previously announced sale of 1,187 acres of timberland (the “Delaware Timberland”) for $17.1 million in cash. We also completed the previously announced sale of approximately 900 acres of timberland commonly known as Ponders (the “Ponders Timberland”) for $7.7 million in cash. We recognized a pre-tax gain totaling approximately $22.4 million from these timberland sales.

Also in February 2004, we entered into settlement agreements with certain of our insurance carriers relating to recoveries for various environmental liabilities incurred by the Company associated with the Lower Fox River and Bay of Green Bay in Wisconsin. Under terms of the settlement agreements, the insurance carriers agreed to pay us an aggregate of $25.2 million. Our consolidated financial statements as of and for the year ended December 31, 2003, do not include any amounts for such recoveries.

GLATFELTER

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2003, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Changes In Internal Controls

There was no change in our internal control over financial reporting during the three months ended December 31, 2003, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information with respect to directors required under this Item is incorporated herein by reference to pages 6 through 7 of our Proxy Statement, to be dated on or about March 24, 2004. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, the members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

Executive Officers of the Registrant. The information with respect to the executive officers required under this Item is set forth in Part I of this report.

We have adopted a Code of Business Ethics for the CEO and Senior Financial Officers in compliance with applicable rules of the Securities and Exchange Commission that applies to its principal executive officer, its principal financial officer and its principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Business Conduct is filed as an exhibit to this Annual Report on Form 10-K and is available on our website, free of charge, at www.glatfelter.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to pages 10 through 16 of our Proxy Statement, to be dated on or about March ^ 24, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to pages 21 through 23 of our Proxy Statement, to be dated on or about March ^ 24, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference to page 20 of our Proxy Statement, to be dated on or about March ^ 24, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to pages 9 through 18 of our Proxy Statement, to be dated on or about March ^ 24, 2004.

GLATFELTER

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:

		i.	Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001

		ii.	Consolidated Balance Sheets as of December 31, 2003 and 2002

		iii.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2003, 2002 and 2001

		iv.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

	2.		Financial Statement Schedules (Consolidated) are included in Part IV:

		i.	Schedule II -Valuation and Qualifying Accounts - For Each of the Three Years in the Period Ended December 31, 2003

(b)	Current Report on Form 8-K

The following Current Reports on Form 8-K were filed during the quarter ended December 31, 2003, or thereafter:

		Pursuant to
Date of Report	Description	Item No.
October 1, 2003	Reporting we entered into a Consent Decree regarding the remediation of certain portions of the Lower Fox River.	5

October 1, 2003	Amendment No. 1 for purposes of filing as an exhibit the Lower Fox River Consent Decree.	5

October 2, 2003	Announcing we had entered into an agreement to sell timberlands.	5

October 22, 2003	Reporting the issuance of an earnings press release for the three months and nine months ended September 30, 2003.	5

February 6, 2004	Reporting the issuance of an earnings press release for the three months and full year ended December 31, 2003.

GLATFELTER

(c) Exhibit Index

						Incorporated by
Exhibit Number		Description of Documents				Reference to
				Exhibit		(Filing)
(2)		Amended and Restated Acquisition Agreement dated as of August 9, 2001 by and among Purico (IOM) Limited, RF & Son Inc., RFS US Inc. and RFS Ecusta Inc., as Buyers, and P. H. Glatfelter Company and Mollanvick, Inc., as Sellers		2		August 24, 2001 Form 8-K

(3)	(a)	Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation, as amended by;		3	(a)	1993 Form 10-K

		i.	Articles of Merger dated January 30, 1979	3	(a)	1993 Form 10-K

		ii.	Statement of Reduction of Authorized Shares dated May 12, 1980	3	(a)	1993 Form 10-K

		iii.	Statement of Reduction of Authorized Shares dated September 23, 1981	3	(a)	1993 Form 10-K

		iv.	Statement of Reduction of Authorized Shares dated August 2, 1982	3	(a)	1993 Form 10-K

		v.	Statement of Reduction of Authorized Shares dated July 29, 1983	3	(a)	1993 Form 10-K

		vi.	Articles of Amendment dated April 25, 1984	3	(a)	1994 Form 10-K

		vii.	Statement of Reduction of Authorized Shares dated October 15, 1984	3	(b)	1984 Form 10-K

		viii.	Statement of Reduction of Authorized Shares dated December 24, 1985	3	(b)	1985 Form 10-K

		ix.	Articles of Amendment dated April 23, 1986	(3)		March 31, 1986 Form 10-Q

		x.	Statement of Reduction of Authorized Shares dated July 11, 1986	3	(b)	1986 Form 10-K

		xi.	Statement of Reduction of Authorized Shares dated March 25, 1988	3	(b)	1987 Form 10-K

		xii.	Statement of Reduction of Authorized Shares dated November 9, 1988	3	(b)	1988 Form 10-K

		xiii.	Statement of Reduction of Authorized Shares dated April 24, 1989	3	(b)	1989 Form 10-K

		xiv.	Articles of Amendment dated November 29, 1990	3	(b)	1990 Form 10-K

		xv.	Articles of Amendment dated June 26, 1991	3	(b)	1991 Form 10-K

		xvi.	Articles of Amendment dated August 7, 1992	3	(b)	1992 Form 10-K

		xvii.	Articles of Amendment dated July 30, 1993	3	(b)	1993 Form 10-K

		xviii.	Articles of Amendment dated January 26, 1994	3	(b)	1993 Form 10-K

	(b)	Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR)		3	(c)	1993 Form 10-K

	(c)	By-Laws as amended through March 10, 2004, filed herewith.

4	(a)	Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8 Notes due 2007		4.1		Form S-4, Reg. No. 333-36395

	(b)	Registration Rights Agreement, dated as of July 22, 1997, among P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8 Notes due 2007		4.3		Form S-4, Reg. No. 333-36395

9		P. H. Glatfelter Family Shareholders’ Voting Trust dated July 1, 1993		1		Schedule 13D filed by P. H. Glatfelter Family Shareholders’ Voting Trust dated July 1, 1993

10	(a)	P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001		10	(a)	2000 Form 10-K**

	(b)	P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000		10	(c)	2000 Form 10-K**

	(c)	Description of Executive Salary Continuation Plan		10	(g)	1990 Form 10-K**

	(d)	P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998		10	(f)	1998 Form 10-K**

	(e)	P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000		10	(g)	2000 Form 10-K **

	(f)	P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998		10	(h)	1998 Form 10-K**

	(g)	Change in Control Employment Agreement by and between P. H. Glatfelter Company and George H. Glatfelter II, dated as of December 31, 2000		10	(i)	2000 Form 10-K **

	(h)	Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 31, 2000		10.1		June 30, 2003 Form 10-Q **

GLATFELTER

					Incorporated by
Exhibit Number			Description of Documents		Reference to
				Exhibit	(Filing)
	(i)		Schedule of Change in Control Employment Agreements by and between P. H. Glatfelter Company and other employees which have not been filed as exhibits to this Form 10-K).

	(j)	(A)	Schedule of Change in Control Employment Agreements, filed herewith.

	(k)		Loan Agreement, dated February 24, 1997, between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender	10 (h)	1996 Form 10-k

	(l)		Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin	10 (i)	1996 Form 10-K

	(m)		Credit Agreement, dated as of June 24, 2002, among P. H. Glatfelter Company, various subsidiary borrowers, Deutsche Bank AG New York Branch, as Agent, and various lending institutions with Deutsche Bank Securities Inc., as Lead Arranger and Book Runner	10.1	June 30, 2002 Form 10-Q

	(n)		Increase in Commitments and Lender Addition Agreement	10.1	September 30, 2002 Form 10Q

	(o)		Supply and Service Agreement dated as of August 1, 2001 by and among Purico GmbH, Purico (IOM) Limited and Papierfabrik Schoeller & Hoesch GmbH & Co.	10 (s)	2001 Form 10-K

	(p)		Contract for the Purchase and Bargain Sale of Property (exhibits omitted)	10 (m)	2002 Form 10-K

	(q)		Employment agreement between the Registrant and John C. van Roden, Jr., Chief Financial Officer	10.1	March 31, 2003 Form 10-Q

	(r)		Severance agreement between the Registrant and Robert C. Newcomer, President and Chief Operating Officer (exhibits omitted).	10.2	March 31, 2003 Form 10-Q

	(s)		Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC, (a wholly owned subsidiary of the Registrant) and Suntrust Bank, as Administrative Agent.	10.3	March 31, 2003 Form 10-Q

	(t)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.	10.2	October 1, 2003 Form 8-K/A – No. 1

	(u)		Employment agreement between the Registrant and John Jacunski, Vice President and Corporate Controller, filed herewith.

14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, filed herewith.

21			Subsidiaries of the Registrant, filed herewith.

23			Consent of Independent Auditors, filed herewith.

31.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

31.2			Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

32.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

32.2
Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

		**	Management contract or compensatory plan

GLATFELTER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

March 10, 2004

	By	/s/ George H. Glatfelter II

George H. Glatfelter II
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity
March 10, 2004	/s/ George H. Glatfelter II	Principal Executive Officer and Director

George H. Glatfelter II
Chairman and Chief Executive Officer

March 10, 2004	/s/ John C. van Roden, Jr.	Principal Financial Officer

John C. van Roden, Jr.
Senior Vice President and Chief
Financial Officer

March 10, 2004	/s/ John P. Jacunski	Controller

John P. Jacunski
Vice President and Corporate Controller

March 10, 2004	/s/ Kathleen A. Dahlberg	Director

Kathleen A. Dahlberg

March 10, 2004	/s/ Nicholas DeBenedictis	Director

Nicholas DeBenedictis

March 10, 2004	/s/ J. Robert Hall	Director

J. Robert Hall

March 10, 2004	/s/ M. A. Johnson II	Director

M. A. Johnson II

March 10, 2004	/s/ Ronald J. Naples	Director

Ronald J. Naples

March 10, 2004	/s/ Richard L. Smoot	Director

Richard L. Smoot

March 10, 2004	/s/ Lee C. Stewart	Director

Lee C. Stewart

GLATFELTER

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For Each of the Three Years in the Period Ended December 31, 2003
Valuation and Qualifying Accounts

	Allowances for
	Doubtful Accounts					Sales Discounts and Deductions
	2003		2002		2001	2003		2002		2001
Balance, beginning of year	$2,211		$1,551		$1,515	$1,662		$1,624		$1,069
Other	168	(a)	157	(a)	(240)	266	(a)	199	(a)	(70)
Provision	1,098		732		861	1,604		12,172		11,499
Write-offs, recoveries and discounts allowed	(362)		(229)		(585)	(1,494)		(12,333)		(10,874)

Balance, end of year	$3,115		$2,211		$1,551	$2,038		$1,662		$1,624

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates

(b)	Relates primarily to the sale of the Ecusta Division

GLATFELTER