Form 10-Q
period 2004-03-31
GLATFELTER P H CO
filed 2004-05-10
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from __________ to __________

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ✓ No _____.

Indicate by check mark whether the filer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ✓ No _____.

As of April 30, 2004, P. H. Glatfelter Company had 43,826,796 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED

MARCH 31, 2004

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31
In thousands, except per share	2004	2003
Net sales	$132,077	$142,286
Energy sales – net	2,414	2,277

Total revenues	134,491	144,563
Cost of products sold	113,992	114,256

Gross profit	20,499	30,307
Selling, general and administrative expenses	14,822	15,034
Gains on dispositions of plant, equipment and timberlands, net	(33,038)	(30,547)
Gains from insurance recoveries	(25,200)	—

Operating income	63,915	45,820
Nonoperating income (expense)
Interest expense	(3,415)	(3,399)
Interest income	443	187
Other – net	213	(890)

Total other income (expense)	(2,759)	(4,102)

Income from continuing operations before income taxes	61,156	41,718
Income tax provision	24,897	15,029

Income from continuing operations	36,259	26,689
Discontinued operations
Income from discontinued operations	—	135
Income tax provision	—	47

Income from discontinued operations	—	88

Net income	$36,259	$26,777

Basic earnings per share
Income from continuing operations	$0.83	$0.61
Income from discontinued operations	—	—

Net income	$0.83	$0.61

Diluted earnings per share
Income from continuing operations	$0.83	$0.61
Income from discontinued operations	—	—

Net income	$0.83	$0.61

Weighted average shares outstanding
Basic	43,806	43,681
Diluted	43,852	43,702
Cash dividends declared per common share	$0.09	$0.175

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2004	2003
Assets
Current assets
Cash and cash equivalents	$18,883	$15,566
Accounts receivable – net	64,476	59,882
Inventories	69,798	71,569
Prepaid expenses and other current assets	20,803	24,685

Total current assets	173,960	171,702
Plant, equipment and timberlands – net	529,450	542,960
Other assets	321,864	312,357

Total assets	$1,025,274	$1,027,019

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$790	$806
Short-term debt	5,005	5,000
Accounts payable	30,550	31,472
Dividends payable	3,944	3,942
Environmental liabilities	3,500	27,000
Other current liabilities	54,313	44,250

Total current liabilities	98,102	112,470
Long-term debt	212,281	248,469
Deferred income taxes	208,181	207,834
Other long-term liabilities	105,039	86,815

Total liabilities	632,603	655,588
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	42,198	40,469
Retained earnings	517,065	484,756
Deferred compensation	(1,698)	—
Accumulated other comprehensive income	194	2,690

	558,303	528,459
Less cost of common stock in treasury	(156,632)	(157,028)

Total shareholders’ equity	401,671	371,431

Total liabilities and shareholders’ equity	$1,025,274	$1,027,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months
	Ended March 31
In thousands	2004	2003
Operating activities
Net income	$36,259	$26,777
Income (loss) from discontinued operations	—	88

Income from continuing operations	36,259	26,689
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	13,232	12,537
Pension income	(4,515)	(5,114)
Deferred income tax provision	11,001	11,332
Gain on dispositions of plant, equipment and timberlands, net	(33,038)	(30,547)
Other	178	220
Change in operating assets and liabilities
Accounts receivable	(5,476)	(6,459)
Inventories	831	(1,942)
Other assets and prepaid expenses	(1,892)	(1,514)
Accounts payable and other liabilities	(2,432)	3,862

Net cash provided by continuing operations	14,148	9,064
Net cash used by discontinued operations	—	(207)

Net cash provided by operating activities	14,148	8,857
Investing activities
Purchases of plant, equipment and timberlands	(5,105)	(25,154)
Proceeds from disposals of plant, equipment and timberlands	33,614	236

Net cash provided (used) by investing activities from continuing operations	28,509	(24,918)
Net cash used by investing activities of discontinued operations	—	(31)

Net cash provided (used) by investing activities	28,509	(24,949)
Financing activities
Net (repayments of) proceeds from revolving credit facility	(35,093)	2,681
Proceeds from borrowing from SunTrust Financial	—	34,000
Payment of dividends	(3,941)	(7,648)
Proceeds from stock options exercised	—	299

Net cash (used) provided by financing activities	(39,034)	29,332
Effect of exchange rate changes on cash	(306)	610

Net increase in cash and cash equivalents	3,317	13,850
Cash and cash equivalents at the beginning of period	15,566	32,219

Cash and cash equivalents at the end of period	$18,883	$46,069

Supplemental cash flow information
Cash paid (received) for
Interest expense	$6,860	$6,209
Income taxes	(1,301)	(2,808)

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

These unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Glatfelter and its wholly-owned subsidiaries. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Glatfelter’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

These Financial Statements do not include all of the information and footnotes required for complete financial statements. In management’s opinion, these Financial Statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.

Reclassifications Certain reclassifications have been made to the prior years’ consolidated financial statements, and notes thereto, to conform to those classifications used in the current year.

Stock-based Compensation We account for Stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. Compensation expense for awards of nonvested Restricted Stock Units (“RSUs”) is recognized over their graded vesting period based on the grant-date fair value. The grant-date fair value is determined based on the grant-date closing price of Glatfelter common stock. The exercise price of all employee stock options is at least equal to their grant-date market value. Accordingly, no compensation expense is recorded for stock options granted to employees.

Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant-date fair value of options granted during 2004 and 2003 was $3.28 and $2.72, respectively.

The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Three Months Ended
	March 31
In thousands, except per share	2004	2003
Net income as reported	$36,259	$26,777
Add: stock-based compensation expense included in reported net income, net of tax	88	8
Less: stock-based compensation expense determined under fair value based method for all awards, net of tax	(161)	(220)

Pro forma	$36,186	$26,565

Earnings per share
Reported – basic and diluted	$0.83	$0.61
Pro forma – basic and diluted	0.83	0.61

3.	RECENT PRONOUNCEMENTS

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

GLATFELTER

Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. We do not have entities with these characteristics. The Financial Accounting Standards Board (“FASB”) has been addressing various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB staff positions. We do not expect that the FASB proposed positions will have a material impact on our consolidated financial position or results of operations.

4.	RESTRUCTURING RESERVE

In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility and eliminate approximately 200 jobs. The machines and processes abandoned had been primarily supporting our Printing & Converting Papers business unit. The following table summarizes activity in our Neenah Restructuring reserve during the first quarter of 2004:

In thousands
Beginning balance	$1,625
Payments made	(440)

Ending balance	$1,185

As of March 31, 2004, the amounts accrued related to the Neenah restructuring represent only those charges that are expected to result in cash payments and primarily consist of severance payments and benefits continuation.

5. GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first quarters of 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft.

The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain
Three Months Ended March 31, 2004
Timberlands	2,332	$30,283	$29,828
Corporate Aircraft	n/a	2,861	2,554
Other		470	656

Total		$33,614	$33,038

Three Months Ended March 31, 2003
Maryland
Timberlands	25,500	$37,850	$31,234
Other		—	(687)

Total		$37,850	30,547

All property sales completed in the first quarter of 2004 were sold for cash. As consideration for the Maryland Timberlands, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.

6.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	March 31
In thousands, except per share	2004	2003
Income from continuing operations	$36,259	$26,689
Income from discontinued operations	—	88

Net income	$36,259	$26,777

Weighted average common shares outstanding used in basic EPS	43,806	43,681
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	46	21

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,852	43,702

Basic EPS
Income from continuing operations	$0.83	$0.61
Income (loss) from discontinued operations	—	—

Net income	$0.83	$0.61

Diluted EPS
Income from continuing operations	$0.83	$0.61
Income (loss) from discontinued operations	—	—

Net income	$0.83	$0.61

GLATFELTER

7.	GAIN ON INSURANCE RECOVERIES

During the first quarter of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the 2004 first quarter’s results of operations totaled $25.2 million and were received in cash during the first quarter of 2004.

8.	STOCK-BASED COMPENSATION

During 2004, 165,680 nonvested RSUs were awarded, under the 1992 Key Employee Long-Term Incentive Plan, to executive officers and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three-year to five-year period. On the grant date, the RSUs were valued at $1.8 million and were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2004. Stock-based compensation expense totaled $0.1 million for the first quarter of 2004.

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We have both funded and, with respect to our international operations, unfunded noncontributory defined benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. The Company uses a December 31 measurement date for all of its defined benefit plans.

We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.

	Three Months Ended
	March 31
In millions	2004	2003
Pension Benefits
Service cost	$1.1	$1.1
Interest cost	4.1	4.0
Expected return on plan assets	(10.2)	(10.3)
Amortization of transition assets	(0.2)	(0.3)
Amortization of prior service cost	0.6	0.6
Recognized actuarial (gain) loss	0.1	(0.2)

Net periodic benefit cost (income)	$(4.5)	$(5.1)

Other Benefits
Service cost	$0.3	$0.4
Interest cost	0.6	0.8
Amortization of prior service cost	(0.2)	(0.1)
Recognized actuarial (gain) loss	0.3	0.4

Net periodic benefit cost	$1.0	$1.5

10.	DISCONTINUED OPERATIONS

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amounts are to be paid in annual installments over two years beginning July 2004. This subsidiary is reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Revenue included in determining results from discontinued operations totaled $1.3 million in the first quarter of 2003. This operation was previously reported in the Engineered Products business unit.

11.	COMPREHENSIVE INCOME

The following table sets forth comprehensive income and its components:

	Three Months Ended
	March 31
In thousands	2004	2003
Net income	$36,259	$26,777
Foreign currency translation adjustment	(2,496)	978

Comprehensive income	$33,763	$27,755

GLATFELTER

12.	INVENTORIES

Inventories, net of reserves were as follows:

	March 31,	December 31,
In thousands	2004	2003
Raw materials	$11,984	$15,106
In-process and finished	33,004	32,145
Supplies	24,810	24,318

Total	$69,798	$71,569

13.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31,	December 31,
In thousands	2004	2003
Revolving credit facility, due June 2006	$27,880	$64,047
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	1,191	1,228

Total long-term debt	213,071	249,275
Less current portion	(790)	(806)

Long-term debt, excluding current portion	$212,281	$248,469

On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the “Facility”) with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance at March 31, 2004.

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

P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

At March 31, 2004, we had $3.3 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

14.	FINANCIAL DERIVATIVES

In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately ¬73.0 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany.

The cross-currency swap is recorded in the Condensed Consolidated Balance Sheets at fair value of $(19.2) and $(22.0) million at March 31, 2004 and December 31, 2003, respectively, under the caption “Other long-term liabilities.” Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Condensed Consolidated Statements of Income. The mark-to-market adjustment was offset by a gain on the related remeasurement of the U.S. dollar denominated inter-company obligations.

GLATFELTER

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

Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the pulp and paper mill and related real property, were sold to an unrelated third party (the “New Buyer”). We understand the New Buyer’s business plan was to continue certain mill-related operations and to convert portions of the mill site into a business park.

Beginning in April 2003, governmental authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyer regarding, among other environmental issues, certain potential landfill closure liabilities (“Landfill Closure Costs”) associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of the landfills. We intend to pursue reimbursement for any such Landfill Closure Costs from the Buyers under the indemnification provisions of the Acquisition Agreement.

Based on our analysis of currently available information and our landfill closure experience, we estimate the Landfill Closure Costs will total approximately $7.6 million. During 2003, we established a reserve in this amount through charges to our results of operations.

In addition to Landfill Closure Costs, prior to 2003 we had recorded liabilities for Third Party Claims, primarily related to certain post-retirement benefits, workers compensation claims and vendor payables, totaling approximately $2.3 million. We intend to pursue reimbursement for any Third Party Claims from the Buyers under the indemnification provisions of the Acquisition Agreement.

We continue to believe the Buyers are responsible for the Landfill Closure Costs and the Third Party Claims and believe we have a strong legal basis to seek indemnification. We intend to pursue appropriate avenues to enforce the provisions of the Acquisition Agreement.

The governmental authorities are continuing to monitor the environmental conditions at the Ecusta mill. We are uncertain as to what additional Ecusta-related claims, including environmental matters, if any, may be asserted against us. We believe that the New Buyer continues to have discussions with the governmental authorities concerning certain other environmental related matters at the former Ecusta facility. The likelihood and extent of potential claims against us could be mitigated by the successful execution of the New Buyer’s business plan. Should any claims be made against us, we would seek indemnification therefore to the extent possible in accordance with the terms of the Acquisition Agreement. We cannot ascertain at this time what additional impact, if any, these matters will have on our consolidated financial position and/or

GLATFELTER

results of operations and no amounts with respect thereto have been recorded.

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

We undertook an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the “New Century Project,” required capital expenditures of approximately $36 million. The New Century Project included improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100% chlorine dioxide substitution and a hardwood ozone bleaching system.

In 1999 the Pennsylvania DEP issued to us a Notice of Violation (“NOV”) alleging violations of air pollution control laws, primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with the installation of a turbine generator at our Spring Grove facility.

The Pennsylvania DEP’s NOV pertained to a modification for which we did not receive a pre-construction permit. We conducted an evaluation at the time of this modification and determined that the pre-construction permit cited by the Pennsylvania DEP was not required. We have been informed that the Pennsylvania DEP will seek substantial emissions reductions, as well as civil penalties, to which we believe we have meritorious defenses. We are also in discussions with the Pennsylvania DEP and, based on these discussions, we do not expect that the resolution of these matters will have a material impact on our consolidated financial position or results of operations. We are unable to predict whether we will be successful in these discussions or whether our defenses would prevail in litigation. Should the Pennsylvania DEP obtain a judgment against us regarding these matters, it could be material to our consolidated financial position and our results of operations.

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

As described below, various state and federal governmental agencies have formally notified nine potentially responsible parties (“PRPs”), including us, that they are potentially responsible for response costs and “natural resource damages” (“NRDs”) arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and other statutes. The other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific (formerly Fort Howard Corp. and Fort James), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, and Menasha Corporation. We believe certain of these PRPs have corporate or contractual relationships with additional entities that may shift monetary obligations arising from the lower Fox River and Bay of Green Bay.

GLATFELTER

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

On July 1, 2003, WTM I entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding the implementation of the Remedial Design for OU1.

On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (“the OU1 Consent Decree”) with the U.S. District Court for the Eastern District of Wisconsin. In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin entered the OU1 Consent Decree. Under terms of the OU1 Consent Decree, Glatfelter and WTM I each agreed to pay approximately $27 million. This includes $25.5 million from each to be escrowed to fund response work associated with remedial actions specified in the ROD. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup. The response work will be managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed into escrow. We believe the required remedial actions can be completed with the amount of monies to be escrowed. If the Consent Decree is terminated due to a lack of escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial actions.

The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account and thereby to preserve the OU1 Consent Decree. Should the OU1 Consent Decree be terminated, each company would lose the protections contained in the settlement and the governments may turn to one or both parties for the completion of OU1 clean up. In such a situation, the governments may also seek response work from a third party, or perform the work themselves and seek response costs from any of the identified PRPs, including Glatfelter.

On March 31, 2004, pursuant to the terms of the OU1 Consent Decree, we transferred $10.5 million to an escrow account at a financial institution. An additional $15.0 million will be transferred in June 2004. The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities at the lower Fox River. At March 31, 2004, $3.0 million is recorded in the accompanying Condensed Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $7.5 million is included under the caption “Other assets.”

In addition to the $25.5 million escrow amount discussed above, the OU1 Consent Decree required that each company pay the governments $375,000 for past response costs. These payments were made in return for credit to be applied toward each settling company’s potential liability for response costs associated with the entire river. The OU1 Consent Decree also required the companies to pay certain NRD-related amounts, which are discussed below.

OU3 – 5 On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD (the “Second ROD”) for the cleanup of OU3 – 5. The Second ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but could, according to the Second ROD, cost within a range from approximately $227.0 million to

GLATFELTER

$486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging.

During the first quarter of 2004, NCR Corp. and Georgia Pacific Corp. entered into an AOC with the United States Environmental Protection Agency under which they agreed to perform the Remedial Design for OU3-5.

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

On March 19, 2004, the U.S. District Court for the Eastern District of Wisconsin entered a consent decree among the United States, the State of Wisconsin and the Fort James Operating Company (“Fort James”). The consent decree resolves certain outstanding claims, primarily NRD claims, against Fort James and a related entity. Under the terms of the consent decree, Fort James would pay $6.2 million in cash to the United States and the State of Wisconsin in settlement of various claims related to NRDs and cost recovery related to dredging of sediments at Deposits 56/57 (downstream from OU1 and OU2). Fort James also agrees to convey 1,063 acres of land to the State and to perform delineated NRD “restoration” projects at a cost of up to $3.9 million.

Because the factual and legal justification the plaintiffs provided for the settlement is vague and specific to the Fort James situation, and because the courts decision entering the decree is similarly situation specific, we are not able to extrapolate an estimated settlement amount for Glatfelter from the Fort James consent decree.

In addition to the amounts discussed above, the OU1 Consent Decree required that Glatfelter and WTM I each pay the governments $1.5 million for NRDs for the Fox River site, and $150,000 for NRD assessment costs. Each of these payments was made in return for credit to be applied toward each settling company’s potential liability for NRDs associated with the entire river.

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

We have entered into interim cost-sharing agreements with four of the other PRPs, pursuant to which such PRPs have agreed to share both defense costs and costs for scientific studies relating to PCBs discharged into the lower Fox River. These interim cost-sharing agreements have no bearing on the final allocation of costs related to this matter. Based upon our evaluation of the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination, we believe our share of any liability among the identified PRPs is much less than our per capita share of the cost sharing agreement.

GLATFELTER

We also believe that there exist additional potentially responsible parties other than the identified PRPs. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper containing PCBs to each of the recycling mills are also potentially responsible for this matter.

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

Reserves for Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves as of March 31, 2004 and December 31, 2003.

	March 31,	December 31,
In millions	2004	2003
Recorded as:
Environmental liabilities	$3.5	$27.0
Other long-term liabilities	25.4	2.4

Total	$28.9	$29.4

The classification of our environmental liabilities is based on the development of the underlying remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with the OU1 Consent Decree and items related to the Fox River matter. We did not record charges to our results of operations during 2004 or 2003 related to these matters.

Other than with respect to the OU1 Consent Decree and the settlement with the Pennsylvania DEP regarding water issues at the Spring Grove mill, the amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liabilities cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment and landfill space and the number and financial resources of any other parties.

Range of Reasonably Possible Outcomes – Neenah, Wisconsin As discussed above, the OU1 Consent Decree solidifies the financial commitment that may be required of us regarding response costs related to OU1. We believe that the remediation of OU1 will be satisfactorily completed for the amounts currently expected to be committed under the OU1 Consent Decree. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to judicial interpretations that find CERCLA imposes joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.

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

In estimating both our current reserves for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, generally

GLATFELTER

based on their financial condition and probable contribution. Our evaluation of the other PRPs’ financial condition included the review of publicly disclosed financial information. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper and arranged for the disposal of the wastepaper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We have also considered that over a number of years, certain PRPs were under the ownership of large multinational companies which appear to retain some liability for this matter. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the lower Fox River and the Bay of Green Bay.

We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the insurers that is a defendant in our Wisconsin litigation has filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. During the first quarter of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the 2004 first quarter’s results of operations totaled $25.2 million and were fully received in cash during the first quarter of 2004. We continue to pursue settlement discussions with certain other defendants in this matter.

Summary Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on the Company. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the implementation of the OU1 Consent Decree and/or if we are ordered to implement the remedy proposed in the Second ROD, such developments may have a material adverse effect on our consolidated financial position, liquidity and results of operations and may result in a default under our loan covenants.

We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

16.	SEGMENT INFORMATION

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing & Converting Papers, as well as Tobacco Papers, which are sold pursuant to a supply agreement that expires in mid-2004. Effective January 1, 2004, we implemented organizational changes and as a result we realigned and reclassified the presentation of certain product offerings of the business units. The following segment data for prior periods has been restated to give effect to the further refinement of our organizational structure discussed above.

GLATFELTER

The following table sets forth our operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31
In millions	2004	2003
Business Unit
Engineered Products	$(0.5)	$1.1
Long-Fiber & Overlay Papers	3.8	6.8
Printing & Converting Papers	(4.4)	1.4
Tobacco Papers	(0.1)	(1.4)

Total Business Unit	(1.2)	7.9
Energy sales, net	2.4	2.3
Pension income, net	4.5	5.1
Gain on dispositions of plant, equipment and timberlands	33.0	30.5
Gain on insurance recoveries	25.2	—

Total operating income	63.9	45.8
Interest expense	(3.4)	(3.4)
Other income (expense), net	0.7	(0.7)

Income from continuing operations before income taxes	$61.2	$41.7

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Costs to produce products sold are allocated to the respective business unit based on standard costs and a proportion of manufacturing variances. The costs incurred by support areas not directly aligned with a business unit are allocated primarily based on an estimated utilization of support area services. Assets are not allocated to the business units for management reporting purposes and accordingly, are not presented herein.

Management evaluates results of operations before energy sales, non-cash pension income, restructuring related charges, unusual items and effects of asset disposition because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our Company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

The following table sets forth information with respect to net sales for each business unit:

	Three Months Ended
	March 31
In millions	2004	2003
Business Unit
Engineered Products	$27.7	$25.1
Long-Fiber & Overlay Papers	48.8	42.0
Printing & Converting Papers	55.1	71.2
Tobacco Papers	0.5	4.0

Total	$132.1	$142.3

GLATFELTER

INDEPENDENT ACCOUNTANTS’ REPORT

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of March 31, 2004, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004 (which includes an explanatory paragraph concerning the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
May 7, 2004

GLATFELTER

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2003 Annual Report on Form 10-K.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, restructuring charges, non-cash pension income, environmental costs and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Engineered Products and Long Fiber & Overlay Papers;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to execute our North American Restructuring Program, growth strategies and cost reduction initiatives;

vi.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as costs associated with the NOVs issued by the Pennsylvania DEP, the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our Neenah mill is located; and the costs of environmental matters at our former Ecusta Division mill;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	our ability to identify, finance and consummate future alliances or acquisitions;

xii.	adverse results in litigation;

xiii.	disruptions in production and/or increased costs due to labor disputes;

xiv.	our ability to realize the value of our timberlands; and

xv.	the recovery of environmental losses under our insurance policies.

Introduction

We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.

A number of events occurred that impacted our results of operations and financial condition in the first quarter of 2004, including:

•	Increased unit volumes in Engineered Products by 15% and in Long Fiber & Overlay Papers by 7% when compared with the same quarter a year ago.

•	Pricing in our Printing & Converting Papers business declined throughout 2003 and, as a result, was significantly lower in the first quarter of 2004 compared to the same quarter of 2003.

•	Achieved 55% of total sales from products introduced in the last five years.

•	Weakening of the U.S. dollar by approximately 16% compared to the Euro. This favorably impacted translated results of operations by approximately $0.7 million in this quarter.

GLATFELTER

•	Completion of $30.3 million in sales of timberlands and successfully negotiating the receipt of $25.2 million in insurance recoveries related to the Fox River environmental matter, thereby strengthening our balance sheet.

•	Reduction of long-term debt outstanding by approximately $36 million since the end of 2003.

•	Development of the North American Restructuring Program designed to improve financial performance that we began to implement in the second quarter of 2004.

RESULTS OF OPERATIONS

First Quarter of 2004 versus First Quarter of 2003

The following table sets forth summarized results of operations:

	Three Months Ended
	March 31
In thousands, except per share	2004	2003
Net sales	$132,077	$142,286
Gross profit	20,499	30,307
Operating income	63,915	45,820
Income from continuing operations	36,259	26,689
Income from discontinued operations	—	88
Net income	36,259	26,777
Earnings per diluted share from continuing operations	0.83	0.61
Earnings per diluted share	0.83	0.61

The consolidated results of operations for the three months ended March 31, 2004 and 2003 include the following significant items:

In thousands, except per share	After-tax	EPS
	Income (loss)
2004
Timberland sales	$18,016	$0.41
Insurance recoveries	15,221	0.35
Corporate aircraft sale	1,543	0.04
2003
Timberland sales	19,965	0.46
Sale of certain papermaking equipment	(654)	(0.02)

The above items increased earnings from continuing operations by $34.8 million, or $0.80 per diluted share in the first quarter of 2004, and by $19.3 million, or $0.44 per share in the comparable quarter of 2003. The decline in earnings before the items discussed above was primarily due to lower selling prices in our Printing & Converting Papers business unit and, to a lesser extent, in the Engineered Products and Long Fiber & Overlay Papers business units.

Business Units

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers and Printing & Converting Papers, as well as Tobacco Papers, which are sold pursuant to a supply agreement that expires in the second quarter of 2004. Effective January 1, 2004, we implemented organizational changes and as a result we realigned and reclassified the presentation of certain product offerings of the business units. The following segment data for prior periods has been restated to give effect to the further refinement of our organizational structure discussed above. The following table sets forth operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Three Months Ended
	March 31
In millions	2004	2003
Business Unit
Engineered Products	$(0.5)	$1.1
Long-Fiber & Overlay Papers	3.8	6.8
Printing and Converting Papers	(4.4)	1.4
Tobacco Papers	(0.1)	(1.4)

Total Business Unit	(1.2)	7.9
Energy sales, net	2.4	2.3
Pension income, net	4.5	5.1
Gain on dispositions of plant, equipment and timberlands	33.0	30.5
Gain on insurance recoveries	25.2	—

Total operating income	63.9	45.8
Interest expense	(3.4)	(3.4)
Other income (expense), net	0.7	(0.7)

Income from continuing operations before income taxes	$61.2	$41.7

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Costs to produce products sold are allocated to the respective business unit based on standard costs and a proportion of manufacturing variances. The costs incurred by support areas not directly aligned with a business unit are allocated

GLATFELTER

primarily based on an estimated utilization of support area services.

Management evaluates results of operations before energy sales, non-cash pension income, restructuring related charges, unusual items and effects of asset dispositions because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our Company. It is also on this basis that the Company’s performance is evaluated internally and by our Board of Directors.

Sales and Costs of Products Sold

The following table sets forth information with respect to net sales, costs of products sold and gross profit:

	Three Months Ended
	March 31
Dollars in thousands	2004	2003	Change
Net Sales	$132,077	$142,286	$(10,209)
Energy sales – net	2,414	2,277	137

Total revenues	134,491	144,563	(10,072)
Cost of products sold	113,992	114,256	(264)

Gross profit	$20,499	$30,307	$(9,808)

Gross margin as a percent of Net Sales	15.5%	21.3%

The decline in net sales was primarily due to lower sales volume totaling $7.7 million related to the fourth quarter 2003 shutdown of certain papermaking equipment at our Neenah, WI facility, which primarily serves our Printing & Converting Papers business unit. In addition, average selling prices declined, on a constant currency basis, an aggregate of $7.8 million, primarily in the Printing & Converting Papers business unit and, to a lesser extent, Engineered Products and Long Fiber & Overlay Papers. The impact of these factors was partially offset by a 15% and 7% unit volume increase in Engineered Products and Long Fiber & Overlay Papers, respectively, and a $6.1 million favorable effect of a weaker U.S. dollar on translated results of international operations. However, the weaker U.S. dollar relative to the Euro adversely affected the price competitiveness of Long Fiber & Overlay Papers’ products in certain geographic markets.

The following tables set forth net sales information by business unit:

	Three Months Ended
	March 31
Dollars in millions	2004	2003
Business Unit
Engineered Products	$27.7	$25.1
Long-Fiber & Overlay Papers	48.8	42.0
Printing & Converting Papers	55.1	71.2
Tobacco Papers	0.5	4.0

Total	$132.1	$142.3

	Percent of Total
	2004	2003
Business Unit
Engineered Products	21.0%	17.6%
Long-Fiber & Overlay Papers	36.9	29.5
Printing & Converting Papers	41.7	50.1
Tobacco Papers	0.4	2.8

Total	100.0%	100.0%

Costs of products sold decreased $0.3 million in the comparison primarily due to a $10.0 million reduction of production costs associated with lower sales volumes. This was offset by a $4.7 million unfavorable effect of a weaker U.S. dollar on translated results of international operations, and a $5.0 million increase in costs primarily due to transition issues related to the Neenah Restructuring, primarily in the Printing & Converting Papers business unit, higher fiber prices, higher depreciation expense and higher costs related to the mix of products sold.

Non-Cash Pension Income

Non-cash pension income results from the considerably over-funded status of our plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter.

	Three Months Ended
	March 31
In thousands	2004	2003	Change
Recorded as:
Costs of products sold	$4,106	$4,492	$(386)
SG&A expense	409	622	(213)

Total	$4,515	$5,114	$(599)

Non-cash pension income for the full year of 2004 is expected to approximate amounts recognized in 2003.

GLATFELTER

Operating Expenses

	Three Months Ended
	March 31
In thousands	2004	2003	Change
SG&A expenses	$14,822	$15,034	$212
Gains on sales of plant, equipment and timberlands	(33,038)	(30,547)	2,491
Gains from insurance recoveries	(25,200)		25,200

Total	$(43,416)	$(15,513)	$27,903

Selling, General and Administrative (“SG&A”) SG&A expenses declined slightly for the first three months of 2004 compared to the same quarter of 2003. The decline was primarily due to lower variable compensation costs that were substantially offset by the unfavorable impact of foreign currency translation adjustments on translated international SG&A expenses.

Gain on Sales of Plant, Equipment and Timberlands During the first quarters of 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain
Three Months Ended March 31, 2004
Timberlands	2,332	$30,283	$29,828
Corporate Aircraft	n/a	2,861	2,554
Other		470	656

Total		$33,614	$33,038

Three Months Ended March 31, 2003
Maryland
Timberlands	25,500	$37,850	$31,234
Other		—	(687)

Total		$37,850	$30,547

All property sales completed in the first quarter of 2004 were sold for cash. As consideration for the Maryland Timberlands, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.

Insurance Recoveries

During the first quarter of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the 2004 first quarter’s results of operations totaled $25.2 million and were received in cash during the first quarter of 2004.

We continue to pursue legal actions against certain other insurers that we believe are liable under similar policies related to the Fox River environmental matter.

Income Taxes

Our provision for income taxes for the three months ended March 31, 2004 and 2003, totaled $24.9 million and $15.0 million, respectively, and the effective tax rate in the same periods was 40.7% and 36.0%, respectively. The increase in the effective tax rate was due to the effect of changes in certain German tax laws that limited the deductibility of interest expense based on the ratio of debt to equity and other factors. In the first quarter of 2004, approximately 79.1% of our income from operations, excluding gains from sales of property and insurance recoveries, was generated overseas where our effective tax rate was 61.9%. We are currently evaluating potential actions we can initiate to reduce our foreign tax rate.

Foreign Currency

We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. These operations generate approximately 33% of our sales and operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The following table summarizes the effect from foreign currency translation on reported results compared to the first quarter of 2003:

Three Months Ended
In millions	March 31, 2004
Favorable
(unfavorable)
Net sales	$6.1
Costs of products sold	(4.7)
SG&A expenses	(0.6)
Income taxes and other	(0.1)

Net income	$0.7

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in a global, multi-currency environment. In the first quarter of 2004, the strengthening of the Euro relative to certain other currencies adversely affected average selling prices of products sold by our Long Fiber & Overlay Papers business unit that is based in Germany.

GLATFELTER

Discontinued Operations

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amount is to be paid in annual installments over two years beginning July 2004. The financial results of this subsidiary are reported as discontinued operations for all periods presented. Revenue included in determining results from discontinued operations totaled $1.3 million for the first three months of 2003. The financial results of this operation were previously reported in the Engineered Products business unit.

NORTH AMERICAN RESTRUCTURING PROGRAM

The North American Restructuring Program, which will begin to be implemented during the second quarter of 2004, is a comprehensive series of initiatives designed to improve financial performance by focusing on:

•	Improving product and service offerings in Printing & Converting Paper’s book publishing markets.

•	Growing revenue from uncoated specialty papers.

•	Achieving a Spring Grove, PA workforce reduction targeted at approximately 20%.

•	Reducing our costs to produce by implementing improved and expanded sourcing strategies and redesigning end-to-end planning and scheduling processes.

•	Reducing selling, general and administrative costs.

The financial benefits from these efforts will begin to phase-in during the latter part of 2004, and are expected to approximate $15 million to $20 million annually, beginning in 2006. The implementation of the North American Restructuring Program is expected to result in certain one-time charges, primarily related to our workforce reduction initiative, during the second or third quarter of 2004. The extent and timing of such charges will be determined as the Program is implemented.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts.

The following table summarizes cash flow information for each of the years presented.

	Three Months Ended
	March 31,
In millions	2004	2003
Cash and cash equivalents at beginning of period	$15.6	$32.2
Cash provided by (used for)
Operating activities	14.1	9.1
Investing activities, net	28.5	(24.9)
Financing activities	(39.0)	29.3
Discontinued operations	—	(0.2)
Effect of exchange rate changes on cash	(0.3)	0.6

Net cash provided	3.3	13.9

Cash and cash equivalents at end of period	$18.9	$46.1

The increase in cash generated from operations is primarily due to the changes in our results of operations together with gains from property sales and insurance recoveries discussed previously in this report.

Capital expenditures in 2004 are expected to approximate one-half of our annual depreciation expense. The reduction in capital expenditures is not expected to have a significant effect on our results of operations, as we will continue to complete necessary repairs and maintenance activities.

During the 2004 first quarter we completed a series of transactions that generated $58.3 million in cash. Cash was generated from sales of 2,332 acres of timberland and the sale of our corporate aircraft for aggregate cash proceeds of $33.1 million. In addition we reached successful resolution of claims totaling $25.2 million under insurance policies related to the Fox River environmental matter. The recoveries were fully received in cash during the first quarter of 2004 and were used to reduce long-term debt.

The following table sets forth our outstanding long-term indebtedness:

In thousands	March 31, 2004	December 31, 2003
Revolving credit facility, due June 2006	$27,880	$64,047
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	1,191	1,228

Total long-term debt	213,071	249,275
Less current portion	(790)	(806)

Long-term debt, excluding current portion	$212,281	$248,469

The significant terms of the debt obligations are set forth in Item 1 – Financial Statements, Note 13.

GLATFELTER

Dividend Payments During the first quarter of 2004 and 2003, cash dividends paid on common stock totaled $3.9 million and $7.6 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

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

As more fully discussed in Item 1 – Financial Statements – Note 15, we entered into a Consent Decree with the various governmental agencies related to the remediation of Operable Unit 1 (“OU1”) of the lower Fox River.

The OU1 Consent Decree requires the Company to pay amounts under the following schedule:

In thousands
November 1, 2003	$525
January 31, 2004	250
March 31, 2004	10,500
June 30, 2004	15,750

Total	$27,025

All amounts due through March 31, 2004, were paid pursuant to terms of the agreement.

We expect to meet all of our other near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of additional timberlands, potential additional proceeds from insurance recoveries, our existing credit facility or other bank lines of credit and other long-term debt. An unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance Sheet Arrangements As of March 31, 2004 and 2003, we had not entered into any off-balance-sheet arrangements. All derivative financial instruments to which we are a party and guarantees of indebtedness, which solely consist of our subsidiaries obligations, are reflected in the consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook

Our 2004 first quarter results compared to a year ago reflect the imbalance in our industry where global supply exceeded demand for certain of our products. This environment was most prevalent in our Printing & Converting Papers business unit, which experienced significant pricing declines throughout 2003. However, we believe that the economic environment for the business has improved.

Since the middle of the first quarter of 2004, we have seen strong improvement in order backlogs across many of our product offerings compared with the end of 2003 and we expect pricing improvements in the Printing & Converting Papers business unit during the second and third quarters of 2004.

We expect demand trends in our Engineered Products business unit to continue to be relatively stable. Further, we expect select price increases to be implemented during the second quarter of 2004.

Demand for our Long Fiber & Overlay Papers remains relatively stable, although certain products, primarily tea bag papers, experience seasonal fluctuations. We do not expect significant price variations, on a constant currency basis, in this business unit. However, the weakening of the U.S. dollar can adversely impact Long Fiber & Overlay’s price competitiveness in markets whose currencies are denominated in, or tied to, the dollar.

The cost to produce our products is dependent on, among other factors, market prices for wood pulp and pulp fibers, abaca fiber and energy. We expect pulp and fiber prices to be higher during the remainder of 2004 compared to comparable periods in 2003.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2004
						Carrying
Dollars in thousands	2004	2005	2006	2007	2008	Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates	$184,400	$184,201	$184,000	$127,750	$8,500	$185,191	$197,082
At variable interest rates	27,880	27,880	13,367	—	—	27,880	27,880
Weighted-average interest rate
On fixed interest rate debt	6.31%	6.31%	6.31%	6.06%	3.82%
On variable interest rate debt	2.91	2.91	2.91	—	—
Cross-currency swap
Pay variable – EURIBOR	€72,985	€72,985	€34,993			(19,246)	(19,246)
Variable rate payable	2.89%	2.89%	2.89%
Receive variable – US$ LIBOR	$70,000	$70,000	$33,562
Variable rate receivable	1.82%	1.82%	1.82%

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2004, we had long-term debt outstanding of $213.1 million, of which $27.9 million, or 13.1%, was at variable interest rates.

The table above presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At March 31, 2004, the interest rate paid was 2.91%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.3 million.

At March 31, 2004, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately ¬73 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany, S&H. The cross-currency swaps are recorded at fair value on the Condensed Consolidated Balance Sheet under the caption “Other long-term liabilities.” Changes in fair value are recognized in earnings as “Other income (expense)” in the Condensed Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. dollar-denominated inter-company obligations when they are re-measured in Euros, the functional currency of S&H.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the quarter ended March 31, 2004, approximately 67% of our net sales were shipped from the United States, 28% from Germany, and 5% from other international locations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of March 31, 2004, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the three months ended March 31, 2004, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

(a)	Exhibits

     The following exhibits are filed herewith.

15	Letter in lieu of consent regarding review report of unaudited interim financial information.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b)	Current Report on Form 8-K

The following Current Reports on Form 8-K were furnished during the quarter ended March 31, 2004:

Date of Report	Description	Pursuant to Item No.
February 6, 2004	Reporting the issuance of an earnings press release for the three months and full year ended December 31, 2003.	12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
May 10, 2004
	By	/s/ John P. Jacunski

John P. Jacunski
Vice President and
Corporate Controller
(as chief accounting officer)

GLATFELTER

EXHIBIT INDEX

Exhibit Number	Description
15	Letter in lieu of consent regarding review report of unaudited interim financial information, filed herewith.

31.1
Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.

31.2
Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.

32.2
Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.

GLATFELTER