Form 10-Q
period 2004-06-30
GLATFELTER P H CO
filed 2004-08-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

from           to

For the quarterly period ended June 30, 2004

Commission file number 1-3560

P. H. Glatfelter Company

(Exact name of registrant as specified in its charter)

Pennsylvania	23-0628360
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

96 South George Street, Suite 500
York, Pennsylvania 17401	(717) 225-4711
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the filer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [   ].

As of July 30, 2004, P. H. Glatfelter Company had 43,826,830 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED

JUNE 30, 2004

PART I

Item 1 — Financial Statements

P. H. GLATFELTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share	2004	2003	2004	2003
Net sales	$129,029	$129,620	$261,106	$271,906
Energy sales — net	2,894	2,775	5,308	5,052

Total revenues	131,923	132,395	266,414	276,958
Cost of products sold	115,881	114,126	229,873	228,382

Gross profit	16,042	18,269	36,541	48,576
Selling, general and administrative expenses	15,691	14,737	30,513	29,771
Restructuring charges	867	—	867	—
Gains on dispositions of plant, equipment and timberlands, net	(392)	(854)	(33,430)	(31,401)
Gains from insurance recoveries	(300)	—	(25,500)	—

Operating income	176	4,386	64,091	50,206
Non-operating income (expense)
Interest expense	(3,280)	(3,655)	(6,695)	(7,054)
Interest income	453	500	896	687
Other — net	(271)	(153)	(58)	(1,043)

Total other income (expense)	(3,098)	(3,308)	(5,857)	(7,410)

Income (loss) from continuing operations before income taxes	(2,922)	1,078	58,234	42,796
Income tax provision (benefit)	(1,293)	396	23,604	15,425

Income (loss) from continuing operations	(1,629)	682	34,630	27,371
Discontinued operations
Loss from discontinued operations	—	(648)	—	(513)
Income tax benefit	—	(235)	—	(188)

Loss from discontinued operations	—	(413)	—	(325)

Net income (loss)	$(1,629)	$269	$34,630	$27,046

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.04)	$0.02	$0.79	$0.63
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)

Net income (loss)	$(0.04)	$0.01	$0.79	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2004	2003
Assets
Current assets
Cash and cash equivalents	$11,097	$15,566
Accounts receivable - net	63,443	59,882
Inventories	69,913	71,569
Prepaid expenses and other current assets	16,754	24,685

Total current assets	161,207	171,702
Plant, equipment and timberlands — net	521,189	542,960
Other assets	341,729	312,357

Total assets	$1,024,125	$1,027,019

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$785	$806
Short-term debt	4,500	5,000
Accounts payable	38,819	31,472
Dividends payable	3,946	3,942
Environmental liabilities	3,500	27,000
Other current liabilities	50,880	44,250

Total current liabilities	102,430	112,470
Long-term debt	211,537	248,469
Deferred income taxes	210,963	207,834
Other long-term liabilities	103,217	86,815

Total liabilities	628,147	655,588
Commitments and contingencies	—	—
Shareholders’ equity Common stock	544	544
Capital in excess of par value	42,181	40,469
Retained earnings	511,497	484,756
Deferred compensation	(1,581)	—
Accumulated other comprehensive income (loss)	(308)	2,690

	552,333	528,459
Less cost of common stock in treasury	(156,355)	(157,028)

Total shareholders’ equity	395,978	371,431

Total liabilities and shareholders’ equity	$1,024,125	$1,027,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
In thousands	2004	2003
Operating activities
Net income	$34,630	$27,046
Loss from discontinued operations	—	(325)

Income from continuing operations	34,630	27,371
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	26,380	25,153
Pension income	(8,683)	(8,998)
Deferred income tax provision	17,243	12,776
Gains on dispositions of plant, equipment and timberlands, net	(33,430)	(31,401)
Other	345	397
Change in operating assets and liabilities
Accounts receivable	(4,609)	5,522
Inventories	593	(230)
Other assets and prepaid expenses	(13,822)	(3,406)
Accounts payable and other liabilities	(1,817)	4,769

Net cash provided by continuing operations	16,830	31,953
Net cash used by discontinued operations	—	(244)

Net cash provided by operating activities	16,830	31,709
Investing activities
Purchases of plant, equipment and timberlands	(11,121)	(45,548)
Proceeds from disposals of plant, equipment and timberlands	34,108	1,080

Net cash provided (used) by investing activities from continuing operations	22,987	(44,468)
Net cash used by investing activities of discontinued operations	—	(60)

Net cash provided (used) by investing activities	22,987	(44,528)
Financing activities
Net repayments of revolving credit facility	(36,078)	(12,507)
Proceeds from SunTrust Financial borrowing	—	34,000
Payment of dividends	(7,890)	(15,302)
Proceeds from stock options exercised	—	448

Net cash (used) provided by financing activities	(43,968)	6,639
Effect of exchange rate changes on cash	(318)	1,384

Net decrease in cash and cash equivalents	(4,469)	(4,796)
Cash and cash equivalents at the beginning of period	15,566	32,219

Cash and cash equivalents at the end of period	$11,097	$27,423

Supplemental cash flow information
Cash paid (received) for
Interest expense	$8,128	$8,356
Income taxes	(2,124)	(833)

The accompanying notes are an integral part of these condensed consolidated financial statements,.

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

Stock-based Compensation We account for Stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for both restricted stock and performance stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. Compensation expense for awards of nonvested Restricted Stock Units (“RSUs”) is recognized over their graded vesting period based on the grant-date value. The grant-date value is determined based on the grant-date closing price of Glatfelter common stock. The exercise price of all employee stock options is at least equal to their grant-date market value. Accordingly, no compensation expense is recorded for stock options granted to employees.

Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant-date fair value of options granted during 2004 and 2003 was $3.32 and $2.72, respectively. The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Three Months Ended June 30
In thousands, except per share	2004	2003
Net income (loss) as reported	$(1,629)	$269
Add: stock-based compensation expense included in reported net income, net of tax	147	148
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(499)	(787)

Pro forma net loss	$(1,981)	$(370)

Earnings (loss) per share
Reported — basic and diluted	$(0.04)	$0.01
Pro forma — basic and diluted	(0.05)	(0.01)

	Six Months Ended June 30
In thousands, except per share	2004	2003
Net income as reported	$34,630	$27,046
Add: stock-based compensation expense included in reported net income, net of tax	360	282
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(520)	(1,013)

Pro forma net income	$34,470	$26,315

Earnings per share
Reported — basic and diluted	$0.79	$0.62
Pro forma — basic and diluted	0.78	0.60

GLATFELTER

3. RECENT PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), issued in January 2003, clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. We do not have entities with these characteristics. Accordingly, the provisions of FIN 46 and related revisions, FIN 46R, had no impact on our consolidated financial position or results of operations.

In May 2004, FASB Staff Position FAS No. 106-2 (FSP FAS 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the 2003 Act”) was issued. FSP FAS 106-2 is applicable to employers that sponsor benefit plans providing post-age 65 prescription drug benefits and that are expected to receive a subsidy provided by the 2003 Act. FSP FAS 106-2 is effective for financial statements for periods beginning after June 15, 2004. We do not consider the 2003 Act to be a “significant event” for our plan nor is the adoption of FSP FAS 106-2 expected to have a material impact on our consolidated financial position or results of operations.

4. RESTRUCTURING RESERVES

North American Restructuring Program The North American Restructuring Program, which was initiated in the second quarter of 2004, is designed to improve operating results by enhancing product and service offerings in Printing & Converting Papers’ book publishing markets, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. During the second quarter of 2004, we eliminated 25 non-union positions and recorded related restructuring charges totaling $0.7 million, for severance and related pension and other post employment benefits. Further, we negotiated a new labor agreement that enables us to achieve, by the end of 2004, targeted workforce reduction levels at our Spring Grove, PA facility. The union membership at this location ratified the agreement on July 20, 2004. Based on this contract, we expect to record, in the third quarter of 2004, an additional restructuring charge related to the reduction in workforce of between $9 million and $20 million, substantially all of which is for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs.

The amount of the charge ultimately recorded is dependent on, among other factors, the extent to which members of the union workforce elect to accept certain enhanced pension and related benefits offered by us as part of the workforce reduction initiative.

The following table summarizes activity in our North American Restructuring reserve:

Three and Six
months ended
In thousands	June 30, 2004
Beginning balance	$—
Accruals	520
Payments made	(55)

Ending balance	$465

As of June 30, 2004, the amounts accrued related to the North American Restructuring Program represent only those charges that are expected to result in cash payments and primarily consist of severance and benefits continuation.

2003 Neenah Restructuring In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility and eliminate approximately 50% of the workforce. The machines and processes abandoned had been primarily supporting our Printing & Converting Papers business unit. The following table summarizes activity in our Neenah Restructuring reserve during 2004:

	Three Months	Six Months
	ended	ended
In thousands	June 30, 2004	June 30, 2004
Beginning balance	$1,185	$1,625
Adjustments	188	188
Payments made	(379)	(819)

Ending balance	$994	$994

During 2004, we accrued additional severance related costs attributable to the workforce reduction at the Neenah facility. As of June 30, 2004, the amounts accrued related to the Neenah restructuring represent only those charges that are expected to result in cash payments and primarily consist of severance payments and benefits continuation.

GLATFELTER

5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first six months of 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain
Six Months Ended June 30, 2004
Timberlands	2,332	$30,283		$29,972
Corporate Aircraft	n/a	2,861		2,554
Other	n/a	964		904

Total		$34,108		$33,430

Six Months Ended June 30, 2003
Maryland			$
Timberlands	25,500	$37,850		$31,234
Other	n/a	1,080		167

Total		$38,930		$31,401

Substantially all of the transactions were completed during the first quarter of each respective year. All property sales completed in 2004 were sold for cash. As consideration for the Maryland Timberlands, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.

6. EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	June 30
In thousands, except per share	2004	2003
Income (loss) from continuing operations	$(1,629)	$682
Loss from discontinued operations	—	(413)

Net income (loss)	$(1,629)	$269

Weighted average common shares outstanding used in basic EPS	43,834	43,717
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	—	32

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,834	43,749

Basic and diluted EPS
Income (loss) from continuing operations	$(0.04)	$0.02
Loss from discontinued operations	—	(0.01)

Net income (loss)	$(0.04)	$0.01

	Six Months Ended
	June 30
In thousands, except per share	2004	2003
Income from continuing operations	$34,630	$27,371
Loss from discontinued operations	—	(325)

Net income	$34,630	$27,046

Weighted average common shares outstanding used in basic EPS	43,820	43,699
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	119	30

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,939	43,729
Basic and diluted EPS
Income from continuing operations	$0.79	$0.63
Loss from discontinued operations	—	(0.01)

Net income	$0.79	$0.62

The following tables set forth the potential common shares outstanding for options to purchase shares of common stock, restricted stock awards and restricted stock units that were outstanding but were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
In thousands	2004	2003	2004	2003
Potential common shares	2,448	2,048	2,172	2,480

7. GAIN ON INSURANCE RECOVERIES

During the first six months of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the first six months of 2004 totaled $25.5 million and were received in cash prior to June 30, 2004.

GLATFELTER

8. STOCK-BASED COMPENSATION

During 2004, 165,680 nonvested RSUs were awarded, under the 1992 Key Employee Long-Term Incentive Plan, to executive officers and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three-year to five-year period. On the grant date, the RSUs were valued at $1.8 million and were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheet. Stock-based compensation expense with respect to the RSUs totaled $0.2 million during the first six months of 2004.

9. RETIREMENT PLANS AND OTHER POST-
RETIREMENT BENEFITS

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

We also provide certain healthcare benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65, and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.

The following tables set forth information with respect to our defined benefit plans.

	Three Months Ended
	June 30
In millions	2004	2003
Pension Benefits
Service cost	$0.9	$0.8
Interest cost	4.1	3.9
Expected return on plan assets	(9.5)	(9.2)
Amortization of transition assets	(0.2)	(0.3)
Amortization of prior service cost	0.4	0.6
Recognized actuarial (gain) loss	0.1	0.1

Net periodic benefit cost (income)	(4.2)	(4.1)
Special termination benefits	0.1	—

Total net periodic benefit (income) cost	$(4.1)	$(4.1)

Other Benefits
Service cost	$0.2	$0.2
Interest cost	0.7	0.5
Amortization of prior service cost	(0.2)	(0.2)
Recognized actuarial (gain) loss	0.3	0.2

Net periodic benefit cost	$1.0	$0.7

	Six Months Ended
	June 30
In millions	2004	2003
Pension Benefits
Service cost	$1.9	$2.0
Interest cost	8.2	8.0
Expected return on plan assets	(19.7)	(19.5)
Amortization of transition assets	(0.5)	(0.6)
Amortization of prior service cost	1.1	1.3
Recognized actuarial (gain) loss	0.2	(0.2)

Net periodic benefit cost (income)	(8.8)	(9.0)
Special termination benefits	0.1	—

Total net periodic benefit (income) cost	$(8.7)	$(9.0)

Other Benefits
Service cost	$0.5	$0.6
Interest cost	1.3	1.3
Amortization of prior service cost	(0.4)	(0.3)
Recognized actuarial (gain) loss	0.6	0.6

Net periodic benefit cost	$2.0	$2.2

GLATFELTER

10. DISCONTINUED OPERATIONS

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing we received $1.7 million and the remaining amounts are to be paid in annual installments, the first of which was received in July 2004. This subsidiary is reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Revenue included in determining results from discontinued operations totaled $1.3 million and $2.6 million in the first three months and first six months of 2003, respectively. This operation was previously reported in the Engineered Products business unit.

11. COMPREHENSIVE INCOME

The following tables sets forth comprehensive income and its components:

	Three Months Ended
	June 30
In thousands	2004	2003
Net income (loss)	$(1,629)	$269
Foreign currency translation adjustment	(502)	618

Comprehensive income (loss)	$(2,131)	$887

	Six Months Ended
	June 30
In thousands	2004	2003
Net income	$34,630	$27,046
Foreign currency translation adjustment	(2,998)	1,596

Comprehensive income	$31,632	$28,642

12. INVENTORIES

Inventories, net of reserves, were as follows:

	June 30,	December 31,
In thousands	2004	2003
Raw materials	$14,116	$15,106
In-process and finished	31,643	32,145
Supplies	24,154	24,318

Total	$69,913	$71,569

13. LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30,	December 31,
In thousands	2004	2003
Revolving credit facility, due June 2006	$27,528	$64,047
6 7/8% Notes, due July 2007	150,000	150,000
Note payable — SunTrust, due March 2008	34,000	34,000
Other notes, various	794	1,228

Total long-term debt	212,322	249,275
Less current portion	(785)	(806)

Long-term debt, excluding current portion	$211,537	$248,469

On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility due June 2006, (the “Facility”) with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance at June 30, 2004.

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

GLATFELTER

P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

At June 30, 2004, we had $4.3 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

14. FINANCIAL DERIVATIVES

In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately €73.0 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins, and receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany.

The cross-currency swap is recorded in the Condensed Consolidated Balance Sheets at fair value of $(18.7) and $(22.0) million at June 30, 2004 and December 31, 2003, respectively, under the caption “Other long-term liabilities.” Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Condensed Consolidated Statements of Income. The mark-to-market adjustment was offset by the related remeasurement of the U.S. dollar denominated inter-company obligations.

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

Based on our analysis of currently available information and our landfill closure experience, we estimate the Landfill Closure Costs will total approximately $7.6 million. During 2003, we established a reserve in this amount through charges to our results of operations. As of June 30, 2004, our reserve for Landfill Closure Costs declined to $7.5 million, reflecting costs incurred to date.

In addition to Landfill Closure Costs, prior to 2003 we had recorded liabilities for Third Party Claims, primarily related to certain post-retirement benefits, workers compensation claims and vendor payables, totaling approximately $2.3 million. We intend to pursue reimbursement for any Third Party Claims from the Buyers under the indemnification provisions of the Acquisition Agreement.

We continue to believe the Buyers are responsible for the Landfill Closure Costs and the Third Party Claims, and believe we have a strong legal basis to seek indemnification. We intend to pursue appropriate avenues to enforce the provisions of the Acquisition Agreement.

The governmental authorities are continuing to monitor the environmental conditions at the Ecusta mill. We are uncertain as to what additional Ecusta-related claims, including environmental matters, if any, may be asserted against us. We believe that the New Buyer continues to have discussions with the governmental authorities concerning certain other environmental related matters at the former Ecusta facility. The likelihood and extent of potential claims against us could be mitigated by the successful execution of the New Buyer’s business plan. Should any claims be made against us, we would seek indemnification therefore to the extent possible in accordance with the terms of the Acquisition Agreement. We cannot ascertain at this time what additional impact, if any, these matters will have on our consolidated financial position and/or results of operations, and no amounts with respect thereto have been recorded.

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

We undertook an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the “New Century Project,” required capital expenditures of approximately $36 million, substantially all of which were made prior to 2004. The New Century Project included improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100% chlorine dioxide substitution, and a hardwood ozone bleaching system.

In 1999, the Pennsylvania DEP issued to us a Notice of Violation (“NOV”) alleging violations of air pollution control laws primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with the installation of a turbine generator at our Spring Grove facility.

GLATFELTER

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

The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”) which is the portion of the river between dams at Appleton and Little Rapids and Operable Units 3 through 5 (“OU3 — 5”), an area approximately 20 miles downstream of our Neenah facility.

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

On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (“the OU1 Consent Decree”) with the U.S. District Court for the Eastern District of Wisconsin. In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin entered the OU1 Consent Decree. Under terms of the OU1 Consent Decree, Glatfelter and WTM I each agreed to pay approximately $27 million. This includes $25.5 million from each to be escrowed to fund response work associated with remedial actions specified in the ROD. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup. The response work will be managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the

GLATFELTER

amounts placed into escrow. Based on information currently available to us, we believe the required remedial actions can be completed with the amount of monies agreed upon within under the Consent Decree. If the Consent Decree is terminated due to a insufficiency of escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial actions.

The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account and thereby to preserve the OU1 Consent Decree. Should the OU1 Consent Decree be terminated for this reason, each company would lose the protections contained in the settlement and the governments may turn to one or both parties for the completion of OU1 clean up. In such a situation, the governments may also seek response work from a third party, or perform the work themselves and seek response costs from any of the identified PRPs, including Glatfelter.

The following table sets forth payments made by us pursuant to the terms of the OU1 Consent Decree:

In thousands	Amount
Payment for:
Remediation activities	$25,000
NRD and NRD assessment	1,650
Past Costs	375

Total	$27,025

During the first six months of 2004, pursuant to the terms of the OU1 Consent Decree, we transferred approximately $26.3 million to an escrow account at a financial institution. The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River. At June 30, 2004, $3.0 million is recorded in the accompanying Condensed Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $23.3 million is included under the caption “Other assets.”

The OU1 Consent Decree required that each company pay the governments $375,000 for past response costs. These payments were made in return for credit to be applied toward each settling company’s potential liability for governmental response costs associated with the entire river. The OU1 Consent Decree also required the companies to pay certain NRD-related amounts, which are discussed below.

OU3 — 5 On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD (the “Second ROD”) for the cleanup of OU3 — 5. The Second ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but could, according to the Second ROD, cost within a range from approximately $227.0 million to $486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging.

During the first quarter of 2004, NCR Corp. and Georgia Pacific Corp. entered into an AOC with the United States Environmental Protection Agency under which they agreed to perform the Remedial Design for OU3-5, thereby accomplishing a first step towards remediation.

We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for OU3 — 5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility.

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

In June 1994, FWS notified the then identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment has yet to be completed, the federal trustees released a plan on October 25, 2000 that values their NRDs for injured natural resources between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.

On March 19, 2004, the U.S. District Court for the Eastern District of Wisconsin entered a consent decree

GLATFELTER

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

Because the factual and legal justification the plaintiffs provided for the settlement is both vague and specific to the Fort James situation, and because the court’s decision entering the decree is similarly situation specific, we are not able to extrapolate an estimated settlement amount for Glatfelter from the Fort James consent decree.

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

Reserves for Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves as of June 30, 2004 and December 31, 2003.

	June 30,	December 31,
In millions	2004	2003
Recorded as:
Environmental liabilities	$3.5	$27.0
Other long-term liabilities	25.2	2.4

Total	$28.7	$29.4

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

GLATFELTER

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

Range of Reasonably Possible Outcomes — Neenah, Wisconsin Based on currently available information, we believe that the remediation of OU1 will be satisfactorily completed for the amounts expected to be committed under the OU1 Consent Decree. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to judicial interpretations that find CERCLA imposes joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.

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

In our estimate of the upper end of the range, we have considered: (i) the remedial actions agreed to in the OU1 Consent Decree and our belief that the required actions can be accomplished with the funds to be escrowed under the OU1 Consent Decree; and (ii) no active remediation of OU2. We have also assumed dredging for the remainder of the River and the Bay of Green Bay, as set forth in the Second ROD, although at a significantly higher cost than estimated in the Second ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or than we will incur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely.

In estimating both our current reserves for environmental remediation and other environmental liabilities and the possible range of additional costs, we have not assumed that we will bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, generally based on their financial condition and probable contribution. Our evaluation of the other PRPs’ financial condition included the review of publicly disclosed financial information. Furthermore, we believe certain of these PRPs have corporate or contractual relationships with additional entities that may shift monetary obligations arising from the lower Fox River and Bay of Green Bay. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper and arranged for the disposal of the wastepaper that included the PCBs and as such, in our opinion, bear a higher level of responsibility.

In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We have also considered that over a number of years, certain facilities were under the ownership of large multinational companies that appear to retain some liability for this matter. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the lower Fox River and the Bay of Green Bay.

We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the insurers that is a defendant in our Wisconsin litigation has filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. During the first six months of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the first six months of 2004 totaled $25.5 million and were fully received in cash prior to June 30, 2004.

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

The following tables set forth our operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30
In millions	2004	2003
Business Unit
Engineered Products	$(2.8)	$(2.2)
Long Fiber & Overlay Papers	3.1	2.3
Printing & Converting Papers	(6.9)	(1.8)
Tobacco Papers	(0.1)	(1.6)

Total Business Unit	(6.7)	(3.3)
Energy sales, net	2.9	2.8
Pension income, net	4.2	4.1
Restructuring charge	(0.9)	—
Gain on dispositions of plant, equipment and timberlands	0.4	0.8
Gain on insurance recoveries	0.3	—

Total operating income	0.2	4.4
Interest expense	(3.3)	(3.7)
Other income (expense), net	0.2	0.4

Income (loss) from continuing operations before income taxes	$(2.9)	$1.1

	Six Months Ended
	June 30
In millions	2004	2003
Business Unit
Engineered Products	$(3.3)	$1.0
Long Fiber & Overlay Papers	6.9	7.3
Printing & Converting Papers	(11.3)	(0.7)
Tobacco Papers	(0.2)	(2.8)

Total Business Unit	(7.9)	4.8
Energy sales, net	5.3	5.0
Pension income, net	8.7	9.0
Restructuring charge	(0.9)	—
Gain on dispositions of plant, equipment and timberlands	33.4	31.4
Gain on insurance recoveries	25.5	—

Total operating income	64.1	50.2
Interest expense	(6.7)	(7.1)
Other income (expense), net	0.8	(0.3)

Income from continuing operations before income taxes	$58.2	$42.8

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

GLATFELTER

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

The following tables set forth information with respect to net sales for each business unit:

	Three Months Ended
	June 30
In millions	2004	2003
Business Unit
Engineered Products	$27.4	$26.8
Long Fiber & Overlay Papers	48.5	37.7
Printing & Converting Papers	52.8	62.8
Tobacco Papers	0.3	2.3

Total	$129.0	$129.6

	Six Months Ended
	June 30
In millions	2004	2003
Business Unit
Engineered Products	$55.1	$51.9
Long Fiber & Overlay Papers	97.3	79.7
Printing & Converting Papers	107.9	134.0
Tobacco Papers	0.8	6.3

Total	$261.1	$271.9

17. SUBSEQUENT EVENT

On August 6, 2004, we received insurance proceeds totaling $7.3 million relating to recoveries for various environmental liabilities incurred by us associated with the Lower Fox River and Bay of Green Bay in Wisconsin. This recovery will be recorded in our results of operations for the third quarter of 2004.

GLATFELTER

Report of Independent Registered Public Accounting Firm

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of June 30, 2004, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 10, 2004 (which includes an explanatory paragraph concerning the Company’s adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
August 6, 2004

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “experts”, “will continue”, “estimates”, “we believe”, and similar expressions to identify forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, restructuring charges, non-cash pension income, environmental costs and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Engineered Products and Long Fiber & Overlay Papers;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to execute our North American Restructuring Program, growth strategies and cost reduction initiatives;

vi.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as costs associated with the NOVs issued by the Pennsylvania DEP, the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our Neenah mill is located; and the costs of environmental matters at our former Ecusta Division mill;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	adverse results in litigation;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	our ability to realize the value of our timberlands;

xiv.	the recovery of environmental-related losses under our insurance policies; and

xv.	our ability to identify, finance and consummate future alliances or acquisitions.

Introduction

We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.

A number of events occurred that impacted our results of operations and financial condition in the first six months of 2004, including:

•	Unit volumes in Engineered Products increased by 10.4% and in Long Fiber & Overlay Papers by 12.0% when compared with the same period a year ago.

•	Pricing in our Printing & Converting Papers business declined throughout 2003 and, as a result, was significantly lower in the first half of 2004 compared to the same period of 2003.

•	Approximately 57% of total sales were from products developed, enhanced or improved in the last five years.

GLATFELTER

•	We completed $30.3 million in sales of timberlands and successfully negotiated the receipt of $25.5 million in insurance recoveries related to the Fox River environmental matter, thereby strengthening our balance sheet.

•	We reduced our long-term debt outstanding by approximately $37 million since the end of 2003.

NORTH AMERICAN RESTRUCTURING PROGRAM

The North American Restructuring Program, which was initiated in the second quarter of 2004, is designed to improve operating results by enhancing product and service offerings in Printing & Converting Papers’ book publishing markets, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. The financial benefits from these efforts will begin to phase-in during the latter part of 2004, and are expected to approximate $15 million to $20 million annually, beginning in 2006.

During the second quarter of 2004, we eliminated 25 positions not represented by labor unions. Further, we negotiated a new labor agreement that enables us to reduce workforce levels at our Spring Grove, PA facility by approximately 20%. The union membership at this location ratified the agreement on July 20, 2004. Based on this contract, we expect to record, in the third quarter of 2004, a restructuring charge of between approximately $9 million and $20 million, primarily for pension and other retirement benefits and severance costs.

RESULTS OF OPERATIONS

First Six Months of 2004 Compared to First Six Months of 2003

The following table sets forth summarized results of operations:

	Six Months Ended
	June 30
In thousands, except per share	2004	2003
Net sales	$261,106	$271,906
Gross profit	36,541	48,576
Operating income	64,091	50,206
Income from continuing operations	34,630	27,371
Loss from discontinued operations	—	(325)
Net income	34,630	27,046
Earnings per diluted share from continuing operations	0.79	0.63
Earnings per diluted share	0.79	0.62

The consolidated results of operations for the six months ended June 30, 2004 and 2003 include the following significant items:

In thousands, except per share	After-tax	EPS
	Income (loss)
2004
Timberland sales	$18,103	$0.41
Insurance recoveries	15,402	0.35
Corporate aircraft sale	1,543	0.04
Restructuring charge	(524)	(0.01)
2003
Timberland sales	$19,965	$0.46
Write-off of of certain papermaking equipment	(654)	(0.02)

The above items increased earnings from continuing operations by $34.5 million, or $0.79 per diluted share, in the first six months of 2004 and by $19.3 million, or $0.44 per share, in the comparable period of 2003. The decline in earnings before the items discussed above was primarily due to lower selling prices in our Printing & Converting Papers business unit and, to a lesser extent, in the Engineered Products and Long Fiber & Overlay Papers business units.

Business Units

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers and Printing & Converting Papers, as well as Tobacco Papers, which were sold pursuant to a supply agreement that expired at the end of July 2004. Effective January 1, 2004, we implemented organizational changes and as a result we realigned and reclassified the presentation of certain product offerings of the business units. All segment data herein for prior periods has been restated to give effect to the further refinement of our organizational structure discussed above.

GLATFELTER

The following table sets forth operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Six Months Ended
	June 30
In millions	2004	2003
Business Unit
Engineered Products	$(3.3)	$1.0
Long-Fiber & Overlay Papers	6.9	7.3
Printing & Converting Papers	(11.3)	(0.7)
Tobacco Papers	(0.2)	(2.8)

Total Business Unit	(7.9)	4.8
Energy sales, net	5.3	5.0
Pension income, net	8.7	9.0
Restructuring charge	(0.9)	—
Gain on dispositions of plant, equipment and timberlands	33.4	31.4
Gain on insurance recoveries	25.5	—

Total operating income	64.1	50.2
Interest expense	(6.7)	(7.1)
Other income (expense), net	0.8	(0.3)
Income from continuing operations before income taxes	$58.2	$42.8

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

Sales and Costs of Products Sold

The following table sets forth information with respect to net sales, costs of products sold and gross profit:

	Six Months Ended
	June 30
Dollars in thousands	2004	2003	Change
Net sales	$261,106	$271,906	$(10,800)
Energy sales - net	5,308	5,052	256

Total revenues	266,414	276,958	(10,544)
Cost of products sold	229,873	228,382	1,491

Gross profit	36,541	48,576	$(12,035)

Gross margin as a percent of Net Sales	14.0%	17.9%

The decline in net sales was primarily attributable to lower sales volumes totaling $3.6 million primarily related to the fourth quarter of 2003 shutdown of a papermaking machine at our Neenah, WI facility, which primarily served our Printing & Converting Papers business unit. In addition, average selling prices declined, on a constant currency basis, an aggregate of $12.7 million, primarily in the Printing & Converting Papers business unit and, to a lesser extent, in Engineered Products and Long Fiber & Overlay Papers. Pricing for Printing & Converting Papers’ products improved in the second quarter of 2004 relative to the first quarter of 2004 and prices for certain of the unit’s product offerings are expected to increase further during the third quarter of this year.

The impact of the decline in selling prices and the Neenah shutdown was partially offset by a 10.4% and 12.0% unit volume increase in our Engineered Products and Long Fiber & Overlay Papers business units, respectively. In addition, the favorable effect of a weaker U.S. dollar on translated results of international operations increased reported net sales by approximately $8.5 million. However, the weaker U.S. dollar relative to the Euro adversely affected the price competitiveness of Long Fiber & Overlay Papers’ products in certain geographic markets.

GLATFELTER

The following tables set forth net sales information by business unit:

	Six Months Ended June 30
Dollars in millions	2004	2003
Business Unit
Engineered Products	$55.1	$51.9
Long-Fiber & Overlay Papers	97.3	79.7
Printing & Converting Papers	107.9	134.0
Tobacco Papers	0.8	6.3

Total	$261.1	$271.9

	Percent of Total
	2004	2003
Business Unit
Engineered Products	21.1%	19.0%
Long-Fiber & Overlay Papers	37.3	29.3
Printing & Converting Papers	41.3	49.4
Tobacco Papers	0.3	2.3

Total	100.0%	100.0%

Costs of products sold increased $1.5 million in the comparison. The increase was primarily due to a $6.5 million unfavorable effect of foreign currency translation adjustments, a $5.0 million increase in costs due to higher purchased fiber and energy costs at the Neenah facility and transition-related operating inefficiencies related to the 2003 Neenah restructuring, partially offset by $7.8 million of lower production costs related to the decline in sales volumes. During the second quarters of 2004 and 2003, the Company completed the annually scheduled maintenance shutdown of its Spring Grove facility. These shutdowns result in increased maintenance spending and reduced production leading to unfavorable manufacturing variances that increase costs of products sold. The Spring Grove maintenance shutdown had an estimated impact on gross profit of approximately $5.5 million in the first six months of 2004 and $6.1 million in the comparable period a year ago.

Non-Cash Pension Income

Non-cash pension income results from the considerably over-funded status of our plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Six Months Ended
	June 30
In thousands	2004	2003	Change
Recorded as:
Costs of products sold	$7,978	$7,884	$94
SG&A expense	705	1,114	(409)

Total	$8,683	$8,998	$(315)

Non-cash pension income for the full year of 2004 is expected to approximate amounts recognized in 2003.

Operating Expenses

	Six Months Ended
	June 30
In thousands	2004	2003	Change
SG&A expenses	$30,513	$29,771	$742
Restructuring Charges	867	—	867
Gains on sales of plant, equipment and timberlands	(33,430)	(31,401)	(2,029)
Gains from insurance recoveries	(25,500)	—	(25,500)

Selling, General and Administrative (“SG&A”) SG&A expenses increased during the first six months of 2004 compared to the same period of 2003 primarily due to higher legal fees associated with $25.5 million of insurance recoveries, costs associated with implementing the North American Restructuring Program, and the unfavorable impact of foreign currency translation adjustments.

Restructuring Charges Restructuring charges in the first six months of 2004 totaled $0.9 million for severance and related benefits associated with the elimination of approximately 25 non-union positions in connection with the North American Restructuring Program and for increases to the 2003 Neenah restructuring accrual.

As discussed earlier, we expect to record, in the third quarter of 2004, a restructuring charge of between approximately $9 million and $20 million. The charge is primarily for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs associated with the reduction of our Spring Grove facility workforce. The workforce reduction is expected to be completed by the end of 2004. Pension related charges will be recorded as a reduction of the prepaid pension benefit costs. The cash required to complete the Spring Grove facility workforce reduction is expected to total approximately $3 million to $7 million.

GLATFELTER

Gain on Sales of Plant, Equipment and Timberlands

During the first six months of 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain
Six Months Ended June 30, 2004
Timberlands	2,332	$30,283	$29,972
Corporate aircraft	n/a	2,861	2,554
Other	n/a	964	904

Total		$34,108	$33,430

Six Months Ended June 30, 2003
Maryland Timberlands	25,500	$37,850	$31,234
Other	n/a	1,080	167

Total		$38,930	$31,401

All property sales completed in the first six months of 2004 were sold for cash. As consideration for the Maryland Timberlands, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.

Insurance Recoveries

During the first six months of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the first six months of 2004 totaled $25.5 million and were received in cash prior to June 30, 2004.

On August 6, 2004, we received an additional $7.3 million of insurance recoveries that will be recorded in the third quarter of 2004. We continue to pursue legal actions against certain other insurers that we believe are liable under similar policies related to the Fox River environmental matter.

Income Taxes

Our provision for income taxes for the first six months of 2004 and 2003, totaled $23.6 million and $15.4 million, respectively, and the effective tax rate in the same periods was 40.5% and 36.0%, respectively. The increase in the effective tax rate was due to the effect of changes in certain German tax laws that limited the deductibility of interest expense based on the ratio of debt to equity and other factors. In the first six months of 2004, substantially all of our income from operations, excluding gains from sales of property and insurance recoveries, was generated overseas where our effective tax rate was 46%. Based on interpretations recently issued by German taxing authorities and our tax planning initiatives, we expect our effective tax rate for international operations to be approximately 46% for the 2004 fiscal year.

Foreign Currency

We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. These operations generated approximately 33% of our sales and approximately 32% of our operating expenses during the first six months of 2004. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The following table summarizes the effect from foreign currency translation on reported results compared to the first six months of 2003:

Six Months Ended
In millions	June 30, 2004
Favorable
(unfavorable)
Net sales	$8.5
Costs of products sold	(6.5)
SG&A expenses	(0.8)
Income taxes and other	(0.1)

Net income	$1.1

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in a global, multi-currency environment. The strengthening of the Euro relative to certain other currencies, in the first six months of 2004 compared to the same period of 2003, adversely affected average selling prices of products sold by our Long Fiber & Overlay Papers business unit that is based in Germany.

Discontinued Operations

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amount is to be paid in annual installments, the first of which was received in July 2004. The financial results of this subsidiary are reported as discontinued operations for all periods presented. Revenue included in determining results from discontinued operations totaled $2.6 million for the first six months of 2003. The financial results of this operation were previously reported in the Engineered Products business unit.

GLATFELTER

Three Months Ended June 30, 2004 Compared to
       Three Months Ended June 30, 2003

The following table sets forth summarized results of operations:

	Three Months Ended
	June 30
In thousands, except per share	2004	2003
Net sales	$129,029	$129,620
Gross profit	16,042	18,269
Operating income	176	4,386
Income (loss) from continuing operations	(1,629)	682
Loss from discontinued operations	—	(413)
Net income (loss)	(1,629)	269
Earnings (loss) per diluted share from continuing operations	(0.04)	0.02
Earnings (loss) per diluted share	(0.04)	0.01

Business Units

The following table sets forth operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Three Months Ended
	June 30
In millions	2004	2003
Business Unit
Engineered Products	$(2.8)	$(2.2)
Long Fiber & Overlay Papers	3.1	2.3
Printing & Converting Papers	(6.9)	(1.8)
Tobacco Papers	(0.1)	(1.6)

Total Business Unit	(6.7)	(3.3)
Energy sales, net	2.9	2.8
Pension income, net	4.2	4.1
Restructuring charge	(0.9)	—
Gain on dispositions of plant, equipment and timberlands	0.4	0.8
Gain on insurance recoveries	0.3	—

Total operating income	0.2	4.4
Interest expense	(3.3)	(3.7)
Other income (expense), net	0.2	0.4

Income (loss) from continuing operations before income taxes	$(2.9)	$1.1

Sales and Costs of Products Sold

The following table sets forth information with respect to net sales, costs of products sold and gross profit:

	Three Months Ended
	June 30
Dollars in thousands	2004	2003	Change
Net Sales	$129,029	$129,620	$(591)
Energy sales - net	2,894	2,775	119

Total revenues	131,923	132,395	(472)
Cost of products sold	115,881	114,126	1,755

Gross profit	$16,042	$18,269	$(2,227)

Gross margin as a percent of Net Sales	12.4%	14.1%

The decline in net sales was primarily attributable to lower sales volumes in our Printing & Converting Papers business unit totaling $6.2 million that was related to the fourth quarter of 2003 shutdown of a papermaking machine at our Neenah, WI facility. In addition, average selling prices declined, on a constant currency basis, an aggregate of $5.2 million, primarily in the Printing & Converting Papers business unit and, to a lesser extent, in Engineered Products and Long Fiber & Overlay Papers. Pricing for Printing & Converting Papers’ products improved in the second quarter of 2004 relative to the first quarter of 2004 and prices for certain of the unit’s product offerings are expected to increase further during the third quarter of this year.

The impact of the decline in selling prices and the Neenah shutdown was partially offset by a 8.6% and 17.0% unit volume increase in our Engineered Products and Long Fiber & Overlay Papers business units, respectively. In addition, the favorable effect of a weaker U.S. dollar on translated results of international operations increased reported net sales by approximately $2.4 million. However, the weaker U.S. dollar relative to the Euro adversely affected the price competitiveness of Long Fiber & Overlay Papers’ products in certain geographic markets.

GLATFELTER

The following tables set forth net sales information by business unit:

	Three Months Ended June 30
Dollars in millions	2004	2003
Business Unit
Engineered Products	$27.4	$26.8
Long-Fiber & Overlay Papers	48.5	37.7
Printing & Converting Papers	52.8	62.8
Tobacco Papers	0.3	2.3

Total	$129.0	$129.6

	Percent of Total
	2004	2003
Business Unit
Engineered Products	21.3%	20.7%
Long-Fiber & Overlay Papers	37.6	29.0
Printing & Converting Papers	40.9	48.5
Tobacco Papers	0.2	1.8

Total	100.0%	100.0%

The $1.8 million increase in costs of products sold was primarily due to a $1.8 million unfavorable effect of foreign currency translation adjustments, a $3.4 million increase in costs due to higher purchased fiber and energy costs at the Neenah facility and transition-related operating inefficiencies related to the 2003 Neenah restructuring, and changes in product mix. These increases were partially offset by lower sales volumes and lower production costs at certain facilities. During the second quarters of 2004 and 2003, the Company completed its annually scheduled maintenance shutdown of its Spring Grove, PA facility. These shutdowns result in increased maintenance spending and reduced production leading to unfavorable manufacturing variances that increase costs of products sold. The Spring Grove maintenance shutdown had an estimated impact on gross profit of approximately $5.5 million in the second quarter of 2004 and $6.1 million in the comparable quarter a year ago.

Non-Cash Pension Income

Non-cash pension income results from the considerably over-funded status of our plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	June 30
In thousands	2004	2003	Change
Recorded as:
Costs of products sold	$3,872	$3,554	$318
SG&A expense	296	514	(218)

Total	$4,168	$4,068	$100

Non-cash pension income for the full year of 2004 is expected to approximate amounts recognized in 2003.

Selling, General and Administrative (“SG&A”) Selling, general and administrative (“SG&A”) expenses in the second quarter of 2004 totaled $15.7 million compared with $14.7 million in the year-earlier quarter. The $1.0 million increase was primarily due to higher legal fees related to $25.5 million of insurance recoveries received in 2004, and to costs associated with implementing the North American Restructuring Program.

Restructuring Charges Restructuring charges in the second quarter of 2004 totaled $0.9 million for severance and related benefits associated with the elimination of approximately 25 non-union positions in connection with the North American Restructuring Program and for increases to the 2003 Neenah restructuring severance related accrual.

Income Taxes For the three months ended June 30, 2004, we recorded an income tax benefit of $1.3 million compared to an income tax provision of $0.4 million in the year-earlier quarter. The effective tax rate in the same periods was 44.2% and 36.8%, respectively. The increase in the effective tax rate was due to the effect of changes in certain German tax laws that limited the deductibility of interest expense based on the ratio of debt to equity and other factors. In the second quarter of 2004, our effective tax rate on income generated from international operations was 21%, compared with 61.9% in the first quarter of 2004. The lower effective tax rate reflects the effect of recent interpretations of the new tax laws issued by the German tax authorities.

Foreign Currency

We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. These operations generate approximately 33% of our sales and approximately 32% of our operating expenses during the three months ended June 30, 2004. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

The following table summarizes the effect from foreign currency translation on reported results compared to the second quarter of 2003:

Three Months Ended
In millions	June 30, 2004
Favorable
(unfavorable)
Net sales	$2.4
Costs of products sold	(1.8)
SG&A expenses	(0.2)
Income taxes and other	—

Net income	$0.4

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in a global, multi-currency environment. In the second quarter of 2004, the strengthening of the Euro relative to certain other currencies adversely affected average selling prices of products sold by our Long Fiber & Overlay Papers business unit that is based in Germany.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts.

The following table summarizes cash flow information for each of the periods presented.

	Six Months Ended
	June 30
In millions	2004	2003
Cash and cash equivalents at beginning of period	$15.6	$32.2
Cash provided by (used for) Operating activities	16.8	32.0
Investing activities, net	23.0	(44.5)
Financing activities	(44.0)	6.6
Discontinued operations	—	(0.3)
Effect of exchange rate changes on cash	(0.3)	1.4

Net cash used	(4.5)	(4.8)

Cash and cash equivalents at end of period	$11.1	$27.4

The decrease in cash generated from operations was primarily due to the use of $26.5 million of cash to fund payments pursuant to the Fox River Consent Decree, a $12.0 million decline in gross profit and changes in working capital, that were partially offset by gains from insurance recoveries.

The changes in investing cash flows reflects cash proceeds in the first six months of 2004 from dispositions of property, equipment and timberlands and lower capital expenditures compared to 2003. Capital expenditures for the full year 2004 are expected to approximate one-half of our annual depreciation expense. The reduction in capital expenditures is not expected to have a significant effect on our results of operations, as we will continue to complete necessary repairs and maintenance activities.

During the first half of 2004, excess cash flow from operating and investing activities were used to reduce long-term debt by approximately $37 million and to make dividend payments.

The following table sets forth our outstanding long-term indebtedness:

	June 30,	December 31,
In thousands	2004	2003
Revolving credit facility, due June 2006	$27,528	$64,047
67/8% Notes, due July 2007	150,000	150,000
Note payable — SunTrust, due March 2008	34,000	34,000
Other notes, various	794	1,228

Total long-term debt	212,322	249,275
Less current portion	(785)	(806)

Long-term debt, excluding current portion	$211,537	$248,469

The significant terms of the debt obligations are set forth in Item 1 — Financial Statements, Note 13.

Dividend Payments During the first six months of 2004 and 2003, cash dividends paid on common stock totaled $7.9 million and $15.3 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

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

GLATFELTER

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

As more fully discussed in Item 1 — Financial Statements — Note 15, we entered into a Consent Decree with the various governmental agencies related to the remediation of Operable Unit 1 (“OU1”) of the lower Fox River.

The OU1 Consent Decree required us to pay amounts under the following schedule:

In thousands
November 1, 2003	$525
January 31, 2004	250
March 31, 2004	10,500
June 30, 2004	15,750

Total	$27,025

All amounts due through June 30, 2004 were paid pursuant to terms of the agreement.

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

Off-Balance Sheet Arrangements As of June 30, 2004 and December 31, 2003, we had not entered into any off-balance-sheet arrangements. All derivative financial instruments to which we are a party and guarantees of indebtedness, which solely consist of our subsidiaries obligations, are reflected in the consolidated balance sheets included herein in Item 1 — Financial Statements.

Outlook Our results for the first six months of 2004 compared to a year ago reflect the imbalance in our industry where global supply exceeded demand for certain of our products. This environment was most prevalent in our Printing & Converting Papers business unit, which experienced significant pricing declines throughout 2003. However, we believe that the economic environment for the business has improved.

Continuing a trend that began in the first quarter of 2004, pricing and demand in our Printing & Converting Papers business unit strengthened throughout the second quarter, reversing the declining conditions experienced throughout 2003. We continue to expect strong demand across many of our product offerings compared with the end of 2003 and we expect pricing improvements in the Printing & Converting Papers business unit during the third quarter of 2004.

We expect demand trends in our Engineered Products business unit to continue to be relatively stable. Further, we expect select price increases to be implemented during the third quarter of 2004.

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

The costs to produce our products is dependent on, among other factors, market prices for wood pulp and pulp fibers, abaca fiber and energy. We expect pulp and fiber prices to be higher during the remainder of 2004 compared to the first half of 2004.

In September 2003, we announced a restructuring program designed to generate annual pre-tax financial benefits at our Neenah facility of $8 million to $11 million. As of June 30, 2004, we had largely completed the planned restructuring of the Neenah facility that included the shutdown of the recycled pulp mill and one paper machine, and a 50% workforce reduction at the facility. However, as a result of this facility’s higher purchased fiber and energy costs, and transition-related operating inefficiencies, we now expect that the actions taken at Neenah will not lead to a realization of the financial benefits originally expected to be achieved in 2004. We continue to expect that the benefits of the Neenah restructuring will be more fully reflected in the operating results of the facility as transition related issues are resolved and when fiber and energy costs return to more normalized levels.

GLATFELTER

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2004
						Carrying
Dollars in thousands	2004	2005	2006	2007	2008	Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates	$184,785	$184,785	$184,785	$127,750	$8,500	$184,794	$195,474
At variable interest rates	27,528	27,528	27,528	—	—	27,528	27,528
Weighted-average interest rate
On fixed interest rate debt	6.31%	6.31%	6.31%	6.06%	6.06%
On variable interest rate debt	2.92%	2.93%	2.93%	—	—
Cross-currency swap
Pay variable — EURIBOR	€72,985	€72,985	€34,993	—	—	$(18,721)	$(18,721)
Variable rate payable	2.87%	2.87%	2.87%	—	—
Receive variable — US$ LIBOR	$70,000	$70,000	$33,562	—	—
Variable rate receivable	2.20%	2.20%	2.20%	—	—

The table above presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2004, we had long-term debt outstanding of $212.3 million, of which $27.5 million, or 13.0%, was at variable interest rates.

Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At June 30, 2004, the interest rate paid was 2.92%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.3 million.

At June 30, 2004, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany, S&H. The cross-currency swaps are recorded at fair value on the Condensed Consolidated Balance Sheet under the caption “Other long-term liabilities.”

Changes in fair value are recognized in earnings as “Other income (expense)” in the Condensed Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. dollar-denominated inter-company obligations when they are re-measured in Euros, the functional currency of S&H.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the six months ended June 30, 2004, approximately 68% of our net sales were shipped from the United States, 28% from Germany, and 4% from other international locations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by the report, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There was no change in our internal control over financial reporting during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of holders of Glatfelter common stock was held on April 28, 2004. At this meeting, shareholders voted on the following matters (with the indicated tabulated results).

i.	The election of three members of the Board of Directors to serve for full three-year terms expiring in 2007.

Director	For	Withheld
Kathleen A. Dahlberg	39,478,744	208,543
Richard C. Ill	39,484,889	202,398
Lee C. Stewart	39,485,438	201,849

George H. Glatfelter II, Nicholas DeBenedictis, J. Robert Hall, M. Alanson Johnson II, Ronald J. Naples and Richard L. Smoot also serve as directors of Glatfelter, and their terms of office continued after the Annual Meeting.

A shareholder proposal to redeem any poison pill previously issued, if any, and not adopt or extend any poison pill unless such adoption or extension has been submitted to a shareholder vote.

For	15,086,079
Against	20,075,332
Withheld	405,950
Broker non-votes	4,119,926

ITEM 5. OTHER INFORMATION

On July 8, 2004, we filed a registration statement on Form S-3 with the Securities and Exchange Commission for a proposed public offering of our common stock by certain existing shareholders. The registration statement has not yet become effective. The selling shareholders consist of trusts created by or for the benefit of descendants of Philip H. Glatfelter, the founder of our company. The selling shareholders intend to offer 6.5 million shares of common stock and grant the underwriters an option to purchase up to 975,000 additional shares of common stock to cover over-allotments, if any. We will not receive any proceeds from the sale of shares by the selling shareholders.

GLATFELTER

ITEM 6. EXHIBITS and REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed herewith.

15	Letter in lieu of consent regarding review report of unaudited interim financial information.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

     (b) Current Report on Form 8-K

     The following Current Reports on Form 8-K were furnished during the quarter ended June 30, 2004:

Pursuant to
Date of Report	Description	Item No.
April 22, 2004	Form 8-K dated April 22, 2004, to report the issuance of our earnings press release for the three months ended March 31, 2004.	7, 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)
August 9, 2004
	By	/s/ John P. Jacunski

John P. Jacunski
Vice President and
Corporate Controller
(as chief accounting officer)

GLATFELTER

EXHIBIT INDEX

Exhibit
Number	Description
15	Letter in lieu of consent regarding review report of unaudited interim financial information, filed herewith.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.

32.2	Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.

GLATFELTER