Form 10-Q
period 2004-09-30
GLATFELTER P H CO
filed 2004-11-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from ______ to ______

For the quarterly period ended September 30, 2004

Commission file number 1-3560

P. H. Glatfelter Company

(Exact name of registrant as specified in its charter)

Pennsylvania	23-0628360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

96 South George Street, Suite 500
York, Pennsylvania 17401	(717) 225-4711
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ✓  No    .

Indicate by check mark whether the filer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ✓  No    .

As of November 1, 2004, P. H. Glatfelter Company had 43,895,062 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2004

PART I
Item 1 — Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

PART I
Item 1 – Financial Statements

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except per share	2004	2003	2004	2003
Net sales	$143,075	$131,904	$404,181	$403,810
Energy sales – net	2,616	2,615	7,924	7,667

Total revenues	145,691	134,519	412,105	411,477
Cost of products sold	118,649	114,562	348,522	342,944

Gross profit	27,042	19,957	63,583	68,533
Selling, general and administrative expenses	14,663	14,525	45,176	44,296
Restructuring charges	16,508	602	17,375	602
Unusual items	—	11,501	—	11,501
(Gains) losses on dispositions of plant, equipment and timberlands, net	(2,464)	257	(35,894)	(31,144)
Gains from insurance recoveries	(7,285)	—	(32,785)	—

Operating income (loss)	5,620	(6,928)	69,711	43,278
Non-operating income (expense)
Interest expense	(3,294)	(3,674)	(9,989)	(10,728)
Interest income	444	564	1,340	1,251
Other – net	(457)	(196)	(515)	(1,239)

Total other income (expense)	(3,307)	(3,306)	(9,164)	(10,716)

Income (loss) from continuing operations before income taxes	2,313	(10,234)	60,547	32,562
Income tax provision (benefit)	115	(3,569)	23,719	11,856

Income (loss) from continuing operations	2,198	(6,665)	36,828	20,706
Discontinued operations
Loss from discontinued operations	—	—	—	(513)
Income tax benefit	—	—	—	(188)

Loss from discontinued operations	—	—	—	(325)

Net income (loss)	$2,198	$(6,665)	$36,828	$20,381

Basic and diluted earnings (loss) per share
Income (loss) from continuing operations	$0.05	$(0.15)	$0.84	$0.47
Income (loss) from discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.05	$(0.15)	$0.84	$0.46

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
In thousands	2004	2003
Assets
Current assets
Cash and cash equivalents	$11,231	$15,566
Accounts receivable – net	70,962	59,882
Inventories	72,826	71,569
Prepaid expenses and other current assets	20,004	24,685

Total current assets	175,023	171,702
Plant, equipment and timberlands – net	513,425	542,960
Other assets	328,346	312,357

Total assets	$1,016,794	$1,027,019

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$797	$806
Short-term debt	2,501	5,000
Accounts payable	34,118	31,472
Dividends payable	3,950	3,942
Environmental liabilities	7,740	27,000
Other current liabilities	54,688	44,250

Total current liabilities	103,794	112,470
Long-term debt	208,676	248,469
Deferred income taxes	206,597	207,834
Other long-term liabilities	101,363	86,815

Total liabilities	620,430	655,588
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	42,087	40,469
Retained earnings	509,744	484,756
Deferred compensation	(1,462)	—
Accumulated other comprehensive income	1,085	2,690

	551,998	528,459
Less cost of common stock in treasury	(155,634)	(157,028)

Total shareholders’ equity	396,364	371,431

Total liabilities and shareholders’ equity	$1,016,794	$1,027,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
In thousands	2004	2003
Operating activities
Net income	$36,828	$20,381
Loss from discontinued operations	—	325

Net income from continuing operations	36,828	20,706
Items included in net income not using (providing) cash
Depreciation, depletion and amortization	39,569	38,740
Pension income	(13,022)	(12,883)
Restructuring charges	17,375	602
Unusual items	—	11,501
Deferred income tax provision	14,143	7,705
Gains on dispositions of plant, equipment and timberlands, net	(35,894)	(31,144)
Other	504	573
Change in operating assets and liabilities
Accounts receivable	(11,679)	(2,050)
Inventories	(1,879)	(615)
Other assets and prepaid expenses	(10,603)	(3,731)
Accounts payable and other liabilities	(9,612)	(3,091)

Net cash provided by continuing operations	25,730	30,075
Net cash used by discontinued operations	—	(244)

Net cash provided by operating activities	25,730	29,831
Investing activities
Purchase of plant, equipment and timberlands	(14,348)	(56,012)
Proceeds from disposal of plant, equipment and timberlands	36,719	1,881
Proceeds from sale of subsidiary	525	1,499

Net cash provided (used) by investing activities of continuing operations	22,896	(52,632)
Net cash used by investing activities of discontinued operations	—	(60)

Net cash provided (used) by investing activities	22,896	(52,692)
Financing activities
Net repayment of revolving credit facilities	(41,355)	(7,248)
Proceeds from SunTrust Financial borrowing	—	34,000
Payment of dividends	(11,832)	(22,940)
Proceeds from stock options exercised	413	597

Net cash (used) provided by financing activities	(52,774)	4,409
Effect of exchange rate changes on cash	(187)	898

Net decrease in cash and cash equivalents	(4,335)	(17,554)
Cash and cash equivalents at the beginning of period	15,566	32,219

Cash and cash equivalents at the end of period	$11,231	$14,665

Supplemental cash flow information
Cash paid (received) for
Interest expense	$14,510	$14,750
Income taxes	(1,645)	(809)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

These Financial Statements do not include all of the information and notes required for complete financial statements. In management’s opinion, these Financial Statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the results for the interim periods presented. Results for these interim periods are not necessarily indicative of results to be expected for the full year.

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

	Three Months Ended
	September 30
In thousands, except per share	2004	2003
Net income (loss) as reported	$2,198	$(6,665)
Add: stock-based compensation expense included in reported net income, net of tax	56	(37)
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(499)	(787)

Pro forma net income (loss)	$1,755	$(7,489)

Earnings (loss) per share
Reported – basic and diluted	$0.05	$(0.15)
Pro forma – basic and diluted	0.04	(0.17)

	Nine Months Ended
	September 30
In thousands, except per share	2004	2003
Net income as reported	$36,828	$20,381
Add: stock-based compensation expense included in reported net income, net of tax	464	213
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(705)	(1,309)

Pro forma net income	$36,587	$19,285

Earnings per share
Reported – basic and diluted	$0.84	$0.47
Pro forma – basic and diluted	0.84	0.44

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

In May 2004, FASB Staff Position FAS No. 106-2 (“FSP FAS 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the 2003 Act”) was issued. FSP FAS 106-2 is applicable to employers that sponsor benefit plans providing post-age 65 prescription drug benefits and that are expected to receive a subsidy provided by the 2003 Act. FSP FAS 106-2 was effective for financial statements for periods beginning after June 15, 2004. The 2003 Act was not considered to be a “significant event” for our plan and the adoption of FSP FAS 106-2 did not have a material impact on our consolidated financial position or results of operations.

4. RESTRUCTURING RESERVES

North American Restructuring Program The North American Restructuring Program, which was initiated in the second quarter of 2004, is designed to improve operating results by enhancing product and service offerings in Printing & Converting Papers’ book publishing markets, growing revenue from uncoated specialty papers, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. In conjunction with this initiative, we negotiated a new labor agreement that enables us to achieve, during 2005, targeted workforce reduction levels at our Spring Grove, PA facility. As part of the new labor agreement, we offered a voluntary early retirement benefits package to eligible employees. These special termination benefits resulted in a charge of $16.5 million in the third quarter of 2004, substantially all of which is for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs. In addition, during the second quarter of 2004, we recorded restructuring charges totaling $0.7 million, for severance and related pension and other post employment benefits (“OPEB”) associated with the elimination of certain non-represented positions. The following table sets forth activity in the North American Restructuring Program restructuring reserve.

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
In thousands	2004	2004
Beginning balance	$624	$0
Amounts accrued	16,508	17,187
Payments made	(401)	(456)
To be paid:
From pension plan assets	(11,255)	(11,255)
As OPEB benefits	(5,228)	(5,228)

Ending balance	$248	$248

The ending balance set forth above represents the portion of the North American Restructuring Program charges that is expected to require near term cash payments from us and primarily consist of severance and benefits continuation. Amounts representing enhanced pension benefits will be paid from our pension plan assets and are recorded as a reduction to the carrying value of our prepaid pension assets. The amounts for OPEB benefits were recorded as “Other long-term liabilities” in the accompanying condensed Consolidated Balance Sheets. We will pay the OPEB benefits as they are incurred over the course of the affected employees’ benefit period, which could range up to 8 years.

2003 Neenah Restructuring In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility and eliminate approximately 50% of the workforce. The machine and processes abandoned had been primarily supporting our Printing & Converting Papers business unit. The following table summarizes activity in our Neenah Restructuring reserve during 2004:

	Three Months	Nine Months
	ended	ended
	September 30,	September 30,
In thousands	2004	2004
Beginning balance	$994	$1,625
Adjustments	—	188
Payments made	(45)	(864)

Ending balance	$949	$949

GLATFELTER

During 2004, we accrued additional severance related costs attributable to the workforce reduction at the Neenah facility. As of September 30, 2004, the amounts accrued related to the Neenah restructuring represent only those charges that are expected to result in cash payments and primarily consist of severance payments and benefits continuation.

In October 2004, in connection with this initiative, we entered into an agreement to modify a steam supply contract at the Neenah facility which required us to pay $3.0 million. This will be recorded as a restructuring charge in the fourth quarter of 2004.

5. GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first nine months of 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain/(loss)
Nine Months Ended September 30, 2004
Timberlands	2,479	$32,683	$32,343
Corporate aircraft	n/a	2,861	2,554
Other	n/a	1,175	997

Total		$36,719	$35,894

Nine Months Ended September 30, 2003
Timberlands	25,500	$37,850	$31,234
Other	n/a	1,881	(90)

Total		$39,731	$31,144

All property sales completed in 2004 were sold for cash. As consideration for the timberlands sold in 2003, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.

6. EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	September 30
In thousands, except per share	2004	2003
Income (loss) from continuing operations	$2,198	$(6,665)
Loss from discontinued operations	—	—

Net income (loss)	$2,198	$(6,665)

Weighted average common shares outstanding used in basic EPS	43,871	43,751
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	221	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,092	43,751

Basic and diluted EPS
Income (loss) from continuing operations	$0.05	$(0.15)
Loss from discontinued operations	—	—

Net income (loss)	$0.05	$(0.15)

	Nine Months Ended
	September 30
In thousands, except per share	2004	2003
Income from continuing operations	$36,828	$20,706
Loss from discontinued operations	—	(325)

Net income	$36,828	$20,381

Weighted average common shares outstanding used in basic EPS	43,837	43,717
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	146	28

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,983	43,745

Basic and diluted EPS
Income from continuing operations	$0.84	$0.47
Loss from discontinued operations	—	(0.01)

Net income	$0.84	$0.46

The following table sets forth the potential common shares outstanding for options to purchase shares of common stock and restricted stock awards that were outstanding but were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands	2004	2003	2004	2003
Potential common shares	2,064	1,326	2,064	1,862

GLATFELTER

7. GAIN ON INSURANCE RECOVERIES

During the first nine months of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the three months and nine months ended September 30, 2004 totaled $7.3 million and $32.8 million, respectively, and were received in cash prior to September 30, 2004.

8. STOCK-BASED COMPENSATION

During 2004, 165,680 nonvested RSUs were awarded, under the 1992 Key Employee Long-Term Incentive Plan, to executive officers and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three-year to five-year period. On the grant date, the RSUs were valued at $1.8 million and were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheet. Stock-based compensation expense with respect to the RSUs totaled $0.4 million during the first nine months of 2004.

9. RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We have both funded and, with respect to our international operations, unfunded noncontributory defined benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. A December 31 measurement date is used for all defined benefit plans.

We also provide certain healthcare benefits to eligible U.S. retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65, and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.

The following tables set forth information with respect to our defined benefit plans.

	Three Months Ended
	September 30
In millions	2004	2003
Pension Benefits
Service cost	$0.97	$0.83
Interest cost	4.08	3.94
Expected return on plan assets	(9.82)	(9.15)
Amortization of transition assets	(0.21)	(0.30)
Amortization of prior service cost	0.53	0.69
Recognized actuarial (gain) loss	0.11	0.10

Net periodic benefit cost (income)	(4.34)	(3.89)
Special termination benefits	11.26	0.34

Total	$6.92	$(3.55)

Other Benefits
Service cost	$0.25	$0.19
Interest cost	0.60	0.53
Amortization of prior service cost	(0.19)	(0.22)
Recognized actuarial (gain) loss	0.31	0.24

Net periodic benefit cost	0.97	0.74
Special termination benefits	5.23	0.26

Total	$6.20	$1.01

	Nine Months Ended
	September 30
In millions	2004	2003
Pension Benefits
Service cost	$2.91	$2.78
Interest cost	12.24	11.94
Expected return on plan assets	(29.46)	(28.60)
Amortization of transition assets	(0.64)	(0.92)
Amortization of prior service cost	1.59	1.97
Recognized actuarial (gain) loss	0.34	(0.04)

Net periodic benefit cost (income)	(13.02)	(12.87)
Special termination benefits	11.36	0.34

Total	$(1.66)	$(12.53)

Other Benefits
Service cost	$0.76	$0.79
Interest cost	1.81	1.90
Amortization of prior service cost	(0.55)	(0.55)
Recognized actuarial (gain) loss	0.93	0.84

Net periodic benefit cost	2.95	2.98
Special termination benefits	5.23	0.26

Total	$8.18	$3.24

GLATFELTER

10. DISCONTINUED OPERATIONS

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing we received $1.7 million and the remaining amounts are to be paid in annual installments, the first of which was received in July 2004. This subsidiary is reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Revenue included in determining results from discontinued operations totaled $1.3 million and $2.6 million in the first three months and first nine months of 2003, respectively. This operation was previously reported in the Engineered Products business unit.

11. COMPREHENSIVE INCOME

The following tables set forth comprehensive income and its components:

	Three Months Ended
	September 30
In thousands	2004	2003
Net income (loss)	$2,198	$(6,665)
Foreign currency translation adjustment	1,393	1,006

Comprehensive income (loss)	$3,591	$(5,659)

	Nine Months Ended
	September 30
In thousands	2004	2003
Net income	$36,828	$20,381
Foreign currency translation adjustment	(1,605)	2,602

Comprehensive income	$35,223	$22,983

12. INVENTORIES

Inventories, net of reserves, were as follows:

	September 30,	December 31,
In thousands	2004	2003
Raw materials	$13,672	$15,106
In-process and finished	34,906	32,145
Supplies	24,248	24,318

Total	$72,826	$71,569

13. LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31,
In thousands	2004	2003
Revolving credit facility, due June 2006	$24,676	$64,047
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	797	1,228

Total long-term debt	209,473	249,275
Less current portion	(797)	(806)

Long-term debt, excluding current portion	$208,676	$248,469

In 2002, we entered into an unsecured $125 million multi-currency revolving credit facility due June 2006, (the “Facility”) with a syndicate of four major banks. The Facility enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to nine months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we were in compliance at September 30, 2004.

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

GLATFELTER

At September 30, 2004, we had $4.0 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

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

The cross-currency swap is recorded in the Condensed Consolidated Balance Sheets at fair value of $(20.0) million and $(22.0) million at September 30, 2004 and December 31, 2003, respectively, under the caption “Other long-term liabilities.” Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Condensed Consolidated Statements of Income. The mark-to-market adjustment was offset by the related remeasurement of the U.S. dollar denominated inter-company obligations.

The credit risks associated with any financial derivatives we may enter into are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.

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

Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the pulp and paper mill and related real property, were sold to several third parties unrelated to the Buyers (the “New Buyers”). We understand the New Buyers’ business plan was to continue certain mill-related operations and to convert portions of the mill site into a business park.

Beginning in April 2003, governmental authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain potential landfill closure liabilities (“Landfill Closure Costs”) associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of the landfills. We intend to pursue reimbursement for any such Landfill Closure Costs from the Buyers under the indemnification provisions of the Acquisition Agreement.

Based on our analysis of currently available information and our landfill closure experience, we estimate the Landfill Closure Costs will total approximately $7.6

GLATFELTER

million. During 2003, we established a reserve in this amount through charges to our results of operations. As of September 30, 2004, our reserve for Landfill Closure Costs declined to $6.9 million, reflecting costs paid to date.

In addition to Landfill Closure Costs, prior to 2003 we had recorded liabilities for Third Party Claims, primarily related to workers compensation claims and certain post-retirement benefits totaling approximately $2.7 million. We intend to pursue reimbursement for any Third Party Claims from the Buyers under the indemnification provisions of the Acquisition Agreement.

We continue to believe the Buyers are responsible for the Landfill Closure Costs and the Third Party Claims, and believe we have a strong legal basis to seek indemnification. We intend to pursue appropriate avenues to enforce the provisions of the Acquisition Agreement.

On November 1, 2004, we became aware that the bankruptcy trustee for the estates of RFS Ecusta and RFS US had filed a complaint in the U.S. Bankruptcy Court for the Western District of North Carolina against certain of the Buyers and other related parties (“Defendant Buyers”) and us. The complaint alleges, among other things, that the Defendant Buyers engaged in fraud and fraudulent transfers and breached their fiduciary duties. With respect to Glatfelter, the complaint alleges that we aided and abetted the Defendant Buyers in their purported actions in the Defendant Buyers’ structuring of the acquisition of the Ecusta Division and asserts a claim against us under the Bankruptcy Code. The trustee seeks damages from us in an amount not less than $25.8 million, plus interest, and other relief. Since we just became aware of this action and we are currently evaluating the merits of the complaint, we are unable to predict what our ultimate exposure to potential losses, if any, may be. We intend to vigorously defend ourselves in this action.

In another recently-filed complaint against us, certain banks and other parties, also filed in the U.S. Bankruptcy Court for the Western District of North Carolina, the bankruptcy trustee seeks, among other things damages totaling $6.5 million for alleged breaches of the Acquisition Agreement (the “Breach Claims”), release of certain amounts held in escrow totaling $3.5 million (the “Escrow Claims”) and recoveries of unspecified amounts allegedly payable under the Acquisition Agreement and a related agreement. As we previously disclosed, we were first notified of the potential Breach Claims in July 2002, which are primarily related to the physical condition of the Ecusta mill at the time of sale. We believe these claims are without merit. With respect to the Escrow

Claims, the trustee seeks the release of certain amounts held in escrow related to the sale of the Ecusta Division, of which $2.0 million was escrowed at the time of closing in the event of claims arising such as those asserted in the Breach Claim. The Escrow Claims also include amounts alleged to total $1.5 million arising from sales by us of certain properties at or around the Ecusta mill. We have previously reserved such escrowed amounts and they are recorded in the accompanying Condensed Consolidated Balance Sheets as “Other long-term liabilities.” We are currently evaluating the complaint and intend to vigorously defend ourselves in this action.

Further, governmental authorities are continuing to monitor the environmental conditions at the Ecusta mill. We are uncertain as to what additional Ecusta-related claims, including environmental matters, if any, may be asserted against us. In September 2004, one of the New Buyers entered into a Brownfield Agreement with the NCDENR relating to the Ecusta mill. We believe that the New Buyers continue to have discussions with the governmental authorities concerning certain other environmental related matters at the former Ecusta facility. The likelihood and extent of potential claims against us could be mitigated by the successful execution of the New Buyers’ business plan. Should any claims be made against us, we would seek indemnification to the extent possible in accordance with the terms of the Acquisition Agreement. We cannot ascertain at this time what additional impact, if any, these matters will have on our consolidated financial position and/or results of operations, and no amounts with respect thereto have been recorded.

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

GLATFELTER

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

We undertook an initiative at our Spring Grove facility under the Voluntary Advanced Technical Incentive Program set forth by the EPA in the Cluster Rule. This initiative, the “New Century Project,” required capital expenditures of approximately $36 million, substantially all of which was made prior to 2004. The New Century Project included improvements in brownstock washing, installation of an oxygen delignification bleaching process, 100% chlorine dioxide substitution, and a hardwood ozone bleaching system.

In 1999, the Pennsylvania DEP issued to us a Notice of Violation (“NOV”) alleging violations of air pollution control laws primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with the installation of a turbine generator at our Spring Grove facility.

The Pennsylvania DEP’s NOV pertained to a modification for which we did not receive a pre-construction permit. In October 2004, we entered into a Consent Order and Agreement with the Pennsylvania DEP that requires us to pay a $0.1 million penalty, complete certain other corrective actions and install an air pollution control device at the Spring Grove facility. This agreement did not have a material impact our consolidated financial position and our results of operations.

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

As described below, various state and federal governmental agencies have formally notified nine potentially responsible parties (“PRPs”), including us, that they are potentially responsible for response costs and “natural resource damages” (“NRDs”) arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and other statutes. The other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp. (formerly Fort Howard Corp. and Fort James), WTM I Co. (a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, and Menasha Corporation.

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

The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”) which is the portion of the river between dams at Appleton and Little Rapids and Operable Units 3 through 5 (“OU3-5”), an area approximately 20 miles downstream of our Neenah facility.

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

GLATFELTER

On July 1, 2003, WTM I entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding the implementation of the Remedial Design for OU1.

On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (“the OU1 Consent Decree”) with the U.S. District Court for the Eastern District of Wisconsin. In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin entered the OU1 Consent Decree. Under terms of the OU1 Consent Decree, Glatfelter and WTM I each agreed to pay approximately $27 million. This includes $25.5 million from each to be escrowed to fund response work associated with remedial actions specified in the ROD. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup. The response work will be managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed into escrow. Based on information currently available to us, we believe the required remedial actions can be completed with the amount of monies committed under the Consent Decree. If the Consent Decree is terminated due to an insufficiency of escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial actions.

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

During the first nine months of 2004, pursuant to the terms of the OU1 Consent Decree, we transferred approximately $26.3 million to an escrow account at a financial institution. The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River. In mid 2004, together with WTM I, we began activities to remediate the area known as OU1. These activities included, among others, construction of de-watering and water-treatment facilities, and commencement of dredging of portions of the OU1.

At September 30, 2004, $7.2 million of our portion of the escrow account is recorded in the accompanying Condensed Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $15.8 million is included under the caption “Other assets.”

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

During the first quarter of 2004, NCR Corp. and Georgia Pacific Corp. entered into an AOC with the United States EPA under which they agreed to perform the Remedial Design for OU3-5, thereby accomplishing a first step towards remediation.

We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for

GLATFELTER

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

GLATFELTER

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

Reserves for Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves as of September 30, 2004 and December 31, 2003.

In millions	September 30, 2004	December 31, 2003
Recorded as:
Environmental liabilities	$7.7	$27.0
Other long-term liabilities	17.0	2.4

Total	$24.7	$29.4

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

GLATFELTER

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

We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the insurers that is a defendant in our Wisconsin litigation has filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. During the first nine months of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the first nine months of 2004 totaled $32.8 million and were fully received in cash prior to September 30, 2004.

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

16. SEGMENT INFORMATION

We manage our organization along separate business units: Engineered Products, Long-Fiber & Overlay Papers, and Printing & Converting Papers, as well as Tobacco Papers, which were sold pursuant to a supply agreement that expired in mid-2004. Effective January 1, 2004, we implemented organizational changes and as a result we realigned and reclassified the presentation of certain product offerings of the business units. The following segment data for prior periods has been restated to give effect to the further refinement of our organizational structure discussed above.

GLATFELTER

The following tables set forth our operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Three Months Ended
	September 30
In millions	2004	2003
Business Unit
Engineered Products	$0.2	$(0.6)
Long Fiber & Overlay Papers	5.9	2.9
Printing & Converting Papers	(0.7)	(0.7)
Tobacco Papers	—	(1.2)

Total Business Unit	5.4	0.4
Energy sales, net	2.6	2.6
Pension income, net	4.3	3.9
Restructuring charge recorded as component of COS	—	(1.5)
Restructuring charge	(16.5)	(0.6)
Unusual items	—	(11.5)
Gains (losses) on dispositions of plant, equipment and timberlands	2.5	(0.3)
Gain on insurance recoveries	7.3	—

Total operating income	5.6	(6.9)
Interest expense	(3.3)	(3.7)
Other income (expense), net	—	0.4

Income (loss) from continuing operations before income taxes	$2.3	$(10.2)

	Nine Months Ended
	September 30
In millions	2004	2003
Business Unit
Engineered Products	$(3.1)	$1.8
Long-Fiber & Overlay Papers	12.8	12.3
Printing & Converting Papers	(12.0)	(1.1)
Tobacco Papers	(0.2)	(4.2)

Total Business Unit	(2.5)	5.2
Energy sales, net	7.9	7.7
Pension income, net	13.0	12.9
Restructuring charge recorded as component of COS	—	(1.5)
Restructuring charges	(17.4)	(0.6)
Unusual items	—	(11.5)
Gain on dispositions of plant, equipment and timberlands	35.9	31.1
Gain on insurance recoveries	32.8	—

Total operating income	69.7	43.3
Interest expense	(10.0)	(10.7)
Other income (expense), net	0.8	—

Income from continuing operations before income taxes	$60.5	$32.6

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

GLATFELTER

The following tables set forth information with respect to net sales for each business unit:

	Three Months Ended
	September 30
In millions	2004	2003
Business Unit
Engineered Products	$30.0	$29.6
Long Fiber & Overlay Papers	52.6	40.3
Printing & Converting Papers	60.4	60.4
Tobacco Papers	0.1	1.6

Total	$143.1	$131.9

	Nine Months Ended
	September 30
In millions	2004	2003
Business Unit
Engineered Products	$85.1	$81.3
Long Fiber & Overlay Papers	149.9	120.0
Printing & Converting Papers	168.4	194.6
Tobacco Papers	0.8	7.9

Total	$404.2	$403.8

17. SUBSEQUENT EVENT

On October 22, 2004, President Bush signed into law the “American Jobs Creation Act of 2004”. The accompanying financial statements do not reflect the enactment of this new law that includes provisions that may affect our accounting for income taxes including a possible decrease in our effective tax rate and changes in our deferred tax assets and liabilities. We are currently evaluating what impact, if any, this may have on our consolidated financial position and results of operations.

GLATFELTER

Report of Independent Registered Public Accounting Firm

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and subsidiaries as of September 30, 2004, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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
November 8, 2004

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “expects”, “will continue”, “estimates”, “we believe”, and similar expressions to identify forward-looking statements. Forward-looking statements reflect our current expectations and are inherently uncertain. Our actual results may differ significantly from our expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, restructuring charges, non-cash pension income, environmental costs and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Engineered Products and Long Fiber & Overlay Papers;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to execute our North American Restructuring Program, growth strategies and cost reduction initiatives;

vi.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our Neenah mill is located; and the costs of environmental matters at our former Ecusta Division mill;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	adverse results in litigation;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	our ability to realize the value of our timberlands;

xiv.	the recovery of environmental-related losses under our insurance policies; and

xv.	our ability to identify, finance and consummate future alliances or acquisitions.

Introduction

We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.

A number of events occurred that impacted our results of operations and financial condition in the first nine months of 2004, including:

•	Unit volumes in our Engineered Products and Long Fiber & Overlay Papers business units increased by 11% and 14%, respectively, when compared with the same period a year ago.

•	Pricing in our Printing & Converting Papers business declined throughout 2003 and, as a result, was lower in the first nine of 2004 compared to the same period of 2003. However, throughout most of 2004, pricing has strengthened.

•	Approximately 58% of total sales were from products developed, enhanced or improved in the last five years.

GLATFELTER

•	We completed $32.7 million in sales of timberlands and successfully negotiated the receipt of $32.8 million in insurance recoveries related to the Fox River environmental matter, thereby strengthening our balance sheet.

•	We reduced our long-term debt outstanding by approximately $40 million since the end of 2003.

NORTH AMERICAN RESTRUCTURING PROGRAM

The North American Restructuring Program, which was initiated in the second quarter of 2004, is designed to improve operating results by enhancing product and service offerings in Printing & Converting Papers’ book publishing markets, growing revenue from uncoated specialty papers, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. The financial benefits from these efforts began to phase-in during the third quarter of 2004, and are expected to approximate $15 million to $20 million annually, beginning in 2006.

In addition to the elimination of certain non-represented positions, we negotiated a new labor agreement that enables us to reduce workforce levels at our Spring Grove, PA facility by approximately 20%. The union membership at this location ratified the agreement on July 20, 2004. As part of the new labor agreement, we offered a voluntary early retirement benefits package to eligible employees. The acceptance of these special termination benefits resulted in a charge of $16.5 million in the third quarter of 2004, substantially all of which is for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs.

RESULTS OF OPERATIONS

First Nine Months of 2004 Compared to First Nine Months of 2003

The following table sets forth summarized results of operations:

	Nine Months Ended
	September 30
In thousands, except per share	2004	2003
Net sales	$404,181	$403,810
Gross profit	63,583	68,533
Operating income	69,711	43,278
Income from continuing operations	36,828	20,706
Loss from discontinued operations	—	(325)
Net income	36,828	20,381
Earnings per diluted share from continuing operations	0.84	0.47
Earnings per diluted share	0.84	0.46

The consolidated results of operations for the nine months ended September 30, 2004 and 2003 include the following significant items:

In thousands, except per share	After-tax	EPS
	Income (loss)
2004
Timberland and aircraft sales	$20,593	$0.47
Insurance recoveries	21,310	0.48
Restructuring charges	(10,773)	(0.24)
2003
Timberland sales	$19,965	$0.46
Ecusta related reserves	(7,315)	(0.17)
Restructuring charges	(1,324)	(0.03)
Loss on sale of certain paper making equipment	(654)	(0.02)
Asset write downs	(1,691)	(0.04)

The above items increased earnings from continuing operations by $31.1 million, or $0.71 per diluted share, in the first nine months of 2004 and by $9.0 million, or $0.20 per share, in the comparable period of 2003.

Business Units

We manage our organization along separate business units: Engineered Products, Long Fiber & Overlay Papers and Printing & Converting Papers, as well as Tobacco Papers, which were sold pursuant to a supply agreement that expired at the end of July 2004. Effective January 1, 2004, we implemented organizational changes and as a result we realigned and reclassified the presentation of certain product offerings of the business units. All segment data herein for prior periods has been restated to give effect to the further refinement of our organizational structure discussed above.

GLATFELTER

The following table sets forth operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Nine Months Ended
	September 30
In millions	2004	2003
Business Unit
Engineered Products	$(3.1)	$1.8
Long Fiber & Overlay Papers	12.8	12.3
Printing & Converting Papers	(12.0)	(1.1)
Tobacco Papers	(0.2)	(4.2)

Total Business Unit	(2.5)	5.2
Energy sales, net	7.9	7.7
Pension income, net	13.0	12.9
Restructuring charge recorded as component of COS	—	(1.5)
Restructuring charges	(17.4)	(0.6)
Unusual items	—	(11.5)
Gain on dispositions of plant, equipment and timberlands	35.9	31.1
Gain on insurance recoveries	32.8	—

Total operating income	69.7	43.3
Interest expense	(10.0)	(10.7)
Other income (expense), net	0.8	—

Income from continuing operations before income taxes	$60.5	$32.6

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

Sales and Costs of Products Sold

The following table sets forth information with respect to net sales, costs of products sold and gross profit:

	Nine Months Ended
	September 30
Dollars in thousands	2004	2003	Change
Net sales	$404,181	$403,810	$371
Energy sales – net	7,924	7,667	257

Total revenues	412,105	411,477	628
Cost of products sold	348,522	342,944	5,578

Gross profit	$63,583	$68,533	$(4,950)

Gross margin as a percent of net sales	15.7%	17.0%

Net sales were substantially unchanged for the first nine months of 2004 compared to the same period of 2003. Net tons sold increased 11% and 14% in our Engineered Products and Long Fiber & Overlay business units, respectively. However, this growth was partially offset by the impact of lower tons sold by the Printing & Converting Papers business unit related to the fourth quarter of 2003 shutdown of a papermaking machine at our Neenah, WI facility. Selling prices declined, on a constant currency basis, an aggregate of $11.9 million, primarily in the Printing & Converting Papers business unit and, to a lesser extent, in Long Fiber & Overlay Papers and Engineered Products business units. Although pricing for Printing & Converting Papers’ products were lower in the first nine months of 2004 compared to the same period a year ago, they steadily improved throughout most of this year.

The favorable effect of a weaker U.S. dollar on translated results of international operations increased reported net sales by approximately $12.0 million. However, the weaker U.S. dollar relative to the Euro adversely affected the price competitiveness of Long Fiber & Overlay Papers’ products in certain geographic markets.

GLATFELTER

The following tables set forth net sales information by business unit:

	Nine Months Ended
	September 30
In millions	2004	2003
Business Unit
Engineered Products	$85.1	$81.3
Long Fiber & Overlay Papers	149.9	120.0
Printing & Converting Papers	168.4	194.6
Tobacco Papers	0.8	7.9

Total	$404.2	$403.8

	Percent of Total
	2004	2003
Business Unit
Engineered Products	21.0%	20.1%
Long Fiber & Overlay Papers	37.1	29.7
Printing & Converting Papers	41.7	48.2
Tobacco Papers	0.2	2.0

Total	100.0%	100.0%

Costs of products sold increased $5.6 million in the comparison primarily due to a $9.3 million unfavorable effect of foreign currency translation adjustments, a $5.3 million increase in costs due to higher purchased fiber and energy costs at the Neenah facility and transition-related operating inefficiencies related to the 2003 Neenah restructuring, partially offset by $6.4 million of lower production costs related to the decline in sales volumes.

Non-Cash Pension Income

Non-cash pension income results from the considerably over-funded status of our plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for the period indicated:

	Nine Months Ended
	September 30
In thousands	2004	2003	Change
Recorded as:
Costs of products sold	$11,965	$11,300	$665
SG&A expense	1,057	1,583	(526)

Total	$13,022	$12,883	$139

Non-cash pension income for the full year of 2004 is expected to approximate amounts recognized in 2003.

Operating Expenses

	Nine Months Ended
	September 30
In thousands	2004	2003	Change
SG&A expenses	$45,176	$44,296	$880
Restructuring charges	17,375	602	16,773
Gains on dispositions of plant, equipment and timberlands	(35,894)	(31,144)	(4,750)
Gains from insurance recoveries	(32,785)	––	(32,785)

Selling, General and Administrative (“SG&A”) SG&A expenses increased during the first nine months of 2004 compared to the same period of 2003 primarily due a $1.2 million unfavorable impact of foreign currency translation adjustments. In addition, higher legal fees totaling $1.5 million associated with $32.8 million of insurance recoveries, and costs associated with implementing the North American Restructuring Program were offset by lower variable compensation expenses and the impact of cost reduction initiatives.

Restructuring Charges

During the first nine months of 2004, restructuring charges totaling $17.4 million were recorded substantially all of which was related to the previously discussed workforce reduction initiative at the Spring Grove, PA facility. The charge primarily relates to a voluntary early retirement plan that includes enhanced pension benefits and post-retirement medical benefits, and other related employee severance costs. During 2004, we paid $0.5 million in severance related benefits and other cost as a result of the workforce reduction. The remaining cash required to complete the restructuring will, with respect to post-retirement medical benefits, be paid over the affected employee’s benefit period and, with respect to enhanced pension benefits, will be made from our over-funded pension plan assets.

GLATFELTER

Gain on Sales of Plant, Equipment and Timberlands

During the first nine months of 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain
Nine Months Ended September 30, 2004
Timberlands	2,479	$32,683	$32,343
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	1,175	997

Total		$36,719	$35,894

Nine Months Ended September 30, 2003
Timberlands	25,500	$37,850	$31,234
Other	n/a	1,881	(90)

Total		$39,731	$31,144

All property sales completed in the first nine months of 2004 were sold for cash. As consideration for the timberlands sold in 2003, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.

Insurance Recoveries

During the first nine months of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the first nine months of 2004 totaled $32.8 million and were received in cash prior to September 30, 2004.

Income Taxes

Our provision for income taxes for the first nine months of 2004 and 2003, totaled $23.7 million and $11.9 million, respectively, and the effective tax rate in the same periods was 39.2% and 36.4%, respectively. The increase in the effective tax rate was due to the effect of changes in certain German tax laws that limited the deductibility of interest expense based on the ratio of debt to equity and other factors.

Foreign Currency

We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. These operations generated approximately 34% of our sales and approximately 32% of our operating expenses during the first nine months of 2004. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The following table summarizes the effect from foreign currency translation on reported results compared to the first nine months of 2003:

Nine Months Ended
In millions	September 30, 2004
Favorable
(unfavorable)
Net sales	$12.0
Costs of products sold	(9.3)
SG&A expenses	(1.2)
Income taxes and other	(0.1)

Net income	$1.4

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in a global, multi-currency environment. The strengthening of the Euro relative to certain other currencies, in the first nine months of 2004 compared to the same period of 2003, adversely affected average selling prices of products sold by our Long Fiber & Overlay Papers business unit that is based in Germany.

Discontinued Operations

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amount is to be paid in annual installments, the first of which was received in July 2004. The financial results of this subsidiary are reported as discontinued operations for all periods presented. Revenue included in determining results from discontinued operations totaled $2.6 million for the first nine months of 2003. The financial results of this operation were previously reported in the Engineered Products business unit.

GLATFELTER

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The following table sets forth summarized results of operations:

	Three Months Ended
	September 30
In thousands, except per share	2004	2003
Net sales	$143,075	$131,904
Gross profit	27,042	19,957
Operating income (loss)	5,620	(6,928)
Net income (loss)	2,198	(6,665)
Earnings (loss) per diluted share	0.05	(0.15)

The consolidated results of operations for the three months ended September 30, 2004 and 2003 include the following significant items:

In thousands, except per share	After-tax	EPS
	Income (loss)
2004
Timberland sales	$947	$0.02
Insurance recoveries	5,908	0.13
Restructuring charges	(10,249)	(0.23)
2003
Ecusta related reserves	(7,315)	(0.16)
Restructuring charges	(1,324)	(0.03)
Asset write downs	(1,691)	(0.04)

The above items decreased earnings from continuing operations by $3.4 million, or $0.08 per diluted share, in the third quarter of 2004 and by $10.3 million, or $0.23 per share, in the comparable period of 2003.

Business Units

The following table sets forth operating profit (loss) by business unit and the composition of consolidated income from continuing operations before income taxes:

	Three Months Ended
	September 30
In millions	2004	2003
Business Unit
Engineered Products	$0.2	$(0.6)
Long Fiber & Overlay Papers	5.9	2.9
Printing & Converting Papers	(0.7)	(0.7)
Tobacco Papers	—	(1.2)

Total Business Unit	5.4	0.4
Energy sales, net	2.6	2.6
Pension income, net	4.3	3.9
Restructuring charge recorded as component of COS	—	(1.5)
Restructuring charge	(16.5)	(0.6)
Unusual items	—	(11.5)
Gains (losses) on dispositions of plant, equipment and timberlands	2.5	(0.3)
Gain on insurance recoveries	7.3	—

Total operating income	5.6	(6.9)
Interest expense	(3.3)	(3.7)
Other income (expense), net	—	0.4

Income (loss) from continuing operations before income taxes	$2.3	$(10.2)

Sales and Costs of Products Sold

The following table sets forth information with respect to net sales, costs of products sold and gross profit:

	Three Months Ended
	September 30
Dollars in thousands	2004	2003	Change
Net sales	$143,075	$131,904	$11,171
Energy sales – net	2,616	2,615	1

Total revenues	145,691	134,519	11,172
Cost of products sold	118,649	114,562	4,087

Gross profit	$27,042	$19,957	$7,085

Gross margin as a percent of net sales	18.9%	15.1%

Higher net sales were primarily driven by volume increases in the Long Fiber & Overlay Papers and Engineered Products business units of 19.4% and 10.0%, respectively, in the quarter-to-quarter comparison. Volume was particularly strong in the Food and Beverage market of the Long Fiber & Overlay business unit. Printing & Converting Papers’ net tons sold declined 4.5% in the comparison reflecting the impact from the fourth quarter of 2003 shutdown of a papermaking machine at our Neenah, WI facility. The favorable effect of foreign currency translation adjustments on Long Fiber & Overlay Papers’ net sales

GLATFELTER

approximated $3.5 million in the quarter-to-quarter comparison.

Pricing for products in the Printing & Converting Papers business unit was higher compared to the same quarter a year ago and to the second quarter of 2004. Average selling prices in our Long Fiber & Overlay Papers business unit declined slightly, on a constant currency basis, due, in part, to the adverse effect of the weaker U.S. dollar relative to the Euro on the price competitiveness of its products.

The following tables set forth net sales information by business unit:

	Three Months Ended
	September 30
Dollars in millions	2004	2003
Business Unit
Engineered Products	$30.0	$29.6
Long Fiber & Overlay Papers	52.6	40.3
Printing & Converting Papers	60.4	60.4
Tobacco Papers	0.1	1.6

Total	$143.1	$131.9

	Percent of Total
	2004	2003
Business Unit
Engineered Products	21.0%	22.4%
Long Fiber & Overlay Papers	36.7	30.6
Printing & Converting Papers	42.3	45.8
Tobacco Papers	—	1.2

Total	100.0%	100.0%

Costs of products sold increased $4.1 million primarily due to product mix changes and the $2.8 million unfavorable effect of foreign currency translation adjustments.

Non-Cash Pension Income

Non-cash pension income results from the considerably over-funded status of our plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	September 30
In thousands	2004	2003	Change
Recorded as:
Costs of products sold	$3,987	$3,402	$585
SG&A expense	352	483	(131)

Total	$4,339	$3,885	$454

Non-cash pension income for the full year of 2004 is expected to approximate amounts recognized in 2003.

Selling, General and Administrative (“SG&A”) SG&A expenses increased during the third quarter of 2004 compared to the same period of 2003 primarily due a $0.4 million unfavorable impact of foreign currency translation adjustments. In addition, higher legal fees totaling $0.9 million associated with $32.8 million of insurance recoveries, and $0.5 million in costs associated with implementing the North American Restructuring Program were offset by lower variable compensation expenses and the impact of cost reduction initiatives.

Restructuring Charges

We recorded restructuring charges totaling $16.5 million during the third quarter of 2004 related to the previously discussed workforce reduction initiative at the Spring Grove, PA facility. Substantially all of the charge relates to a voluntary early retirement plan including enhanced pension benefits and post-retirement medical benefits, and other related employee severance costs. During the third quarter of 2004, we paid $0.4 million in severance related benefits and other cost as a result of the workforce reduction.

In the third quarter of 2003, we recorded a $0.6 million charge related to our 2003 Neenah restructuring initiative.

Insurance Recoveries

During the third quarter of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the third quarter of 2004 totaled $7.3 million and were received in cash prior to September 30, 2004.

Income Taxes

Our effective income tax rate for the third quarter of 2004 was 5% primarily reflecting changes to the tax treatment of gains from timberland sales and insurance recoveries completed earlier this year.

Foreign Currency

We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. These operations generate approximately 35% of our sales and approximately 32% of our operating expenses during the three months ended September 30, 2004. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

The following table summarizes the effect from foreign currency translation on reported results compared to the second quarter of 2003:

Three Months Ended
In millions	September 30, 2004
Favorable
(unfavorable)
Net sales	$3.5
Costs of products sold	(2.8)
SG&A expenses	(0.4)
Income taxes and other	—

Net income	$0.3

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

The following table summarizes cash flow information for each of the periods presented.

	Nine Months Ended
	September 30
In millions	2004	2003
Cash and cash equivalents at beginning of period	$15.6	$32.2
Cash provided by (used for)
Operating activities	25.7	30.1
Investing activities, net	22.9	(52.6)
Financing activities	(52.8)	4.4
Discontinued operations	—	(0.3)
Effect of exchange rate changes on cash	(0.2)	0.9

Net cash used	(4.4)	(17.5)

Cash and cash equivalents at end of period	$11.2	$14.7

The decrease in cash generated from operations was primarily due to the use of $26.5 million of cash to fund payments pursuant to the Fox River Consent Decree, a $5.0 million decline in gross profit and changes in working capital, that were partially offset by gains from insurance recoveries.

The changes in investing cash flows reflects cash proceeds in the first nine months of 2004 from dispositions of property, equipment and timberlands and lower capital expenditures compared to 2003. Capital expenditures for the full year 2004 are expected to approximate one-half of our annual depreciation expense. The reduction in capital expenditures is not expected to have a significant effect on our results of operations, as we will continue to complete necessary repairs and maintenance activities.

During the first nine months of 2004, excess cash flow from operating and investing activities were used to reduce long-term debt by approximately $40 million and to make dividend payments.

The following table sets forth our outstanding long-term indebtedness:

In thousands	September 30, 2004	December 31, 2003
Revolving credit facility, due June 2006	$24,676	$64,047
67/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	797	1,228

Total long-term debt	209,473	249,275
Less current portion	(797)	(806)

Long-term debt, excluding current portion	$208,676	$248,469

The significant terms of the debt obligations are set forth in Item 1 – Financial Statements, Note 13.

Dividend Payments During the first nine months of 2004 and 2003, cash dividends paid on common stock totaled $11.8 million and $22.9 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

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

GLATFELTER

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

Off-Balance Sheet Arrangements As of September 30, 2004 and December 31, 2003, we had not entered into any off-balance-sheet arrangements. All derivative financial instruments to which we are a party and guarantees of indebtedness, which solely consist of our subsidiaries obligations, are reflected in the consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Continuing a trend that began in the first quarter of 2004, pricing and demand in our Printing & Converting Papers business unit strengthened throughout the year, reversing the declining conditions experienced throughout 2003. We continue to expect relatively strong demand in North America, although we typically see seasonal softening at year-end. In addition, we expect pricing stability in the Printing & Converting Papers business unit during the balance of 2004 and early 2005.

We expect demand trends in our Engineered Products business unit to continue to be relatively stable. Pricing in this business unit has not experienced, nor do we expect, volatility.

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

The costs to produce our products are dependent on, among other factors, market prices for wood pulp and pulp fibers, abaca fiber, energy and other raw materials. Increasing demand for key raw materials as a result of improving global economic activity, particularly in China, has put upward pressure on many of our raw materials. This upward pressure could have an adverse impact on our future results of operations.

In September 2003, we announced a restructuring program designed to generate annual pre-tax financial benefits at our Neenah facility of $8 million to $11 million. As of September 30, 2004, we had largely completed the planned restructuring of the Neenah facility that included the shutdown of the recycled pulp mill and one paper machine, and a 50% workforce reduction at the facility. However, as a result of this facility’s higher purchased fiber and energy costs, and transition-related operating inefficiencies, we now expect that the actions taken at Neenah will not lead to a realization of the financial benefits originally expected to be achieved in 2004. In October 2004, as part of our 2003 Neenah restructuring initiative, we concluded the negotiation of an amendment to a long-term steam supply contract. Pursuant to terms of the amendment, which is effective immediately, steam acquired under the contract will be based on the cost of coal instead of the more volatile market price of natural gas. We paid a $3.0 million fee to modify the contract. This Neenah restructuring related charge will be recorded in the fourth quarter of 2004. Including this amount, since the announcement of the initiative in September 2003, we will have recorded charges related to this initiative totaling $16.7 million. At the time the initiative was announced, we estimated the restructuring charges would total between $20 million and $28 million. Management expects the revised contract will better position it to more fully realize the previously announced financial benefits from the Neenah restructuring initiative.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2004
Dollars in thousands	2004	2005	2006	2007	2008	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates	$184,797	$184,400	$184,000	$127,750	$8,500	$184,797	$196,380
At variable interest rates	24,676	24,676	11,831	—	—	24,676	24,676
Weighted-average interest rate
On fixed interest rate debt	6.31%	6.31%	6.31%	6.06%	3.82%
On variable interest rate debt	2.94%	2.98%	2.98%	—	—
Cross-currency swap
Pay variable – EURIBOR	€72,985	€72,985	€34,993	—	—	$(20,049)	$(20,049)
Variable rate payable	2.87%	2.87%	2.87%	—	—
Receive variable – US$ LIBOR	$70,000	$70,000	$33,562	—	—
Variable rate receivable	2.59%	2.59%	2.59%	—	—

The table above presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2004, we had long-term debt outstanding of $209.5 million, of which $24.7 million, or 11.8%, was at variable interest rates.

Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At September 30, 2004, the interest rate paid was 2.92%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.3 million.

At September 30, 2004, we had a cross-currency swap agreement outstanding with a termination date of September 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany. The cross-currency swaps are recorded at fair value on the Condensed Consolidated Balance Sheet under the caption “Other long-term liabilities.” Changes in fair value are recognized in earnings as “Other income (expense)” in the Condensed Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. dollar-denominated inter-company obligations when they are re-measured in Euros, the functional currency of our subsidiary in Germany.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the nine months ended September 30, 2004, approximately 66% of our net sales were shipped from the United States, 30% from Germany, and 4% from other international locations.

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

We are continuing our evaluation of internal controls over financial reporting in accordance with the standards adopted by the Public Company Accounting Oversight Board (PCAOB). In the course of this ongoing evaluation, we have identified certain areas for improvement. These areas primarily include documentation of the functioning of controls and enhanced segregation of duties. We have either implemented improved control procedures or we are in the process of doing so. Management will consider these matters when assessing the effectiveness of our internal control over financial reporting at year-end.

We continue to take appropriate steps to implement necessary improvements, if any, and enhance the reliability of our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

On November 1, 2004, we became aware of complaints filed in the U.S. Bankruptcy Court for the Western District of North Carolina by the bankruptcy trustee for the estates of RFS Ecusta and RFS US against several parties including us. The discussions of these matters as set forth in “Note 15, Commitments, Contingencies and Legal Proceedings” in the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

In September 2004, a secondary offering of 9.2 million shares of our common stock was completed. The selling shareholders consisted of trusts created by or for the benefit of descendants of Philip H. Glatfelter, the founder of our company, and an individual member of the Glatfelter family. As a result of the secondary offering, the selling shareholders reduced their ownership position in our company from approximately 35% to approximately 14%. We did not receive any proceeds from the sale of shares by the selling shareholders.

ITEM 6. EXHIBITS

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

P. H. GLATFELTER COMPANY (Registrant)
November 9, 2004	By:	/s/ John P. Jacunski
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