Form 10-K
period 2004-12-31
GLATFELTER P H CO
filed 2005-03-16
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the filer is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

Based on the closing price as of June 30, 2004, the aggregate market value of Common Stock of the Registrant held by non-affiliates was $538.1 million.

Common Stock outstanding on March 2, 2005 totaled 43,965,207 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K: Proxy Statement to be dated on or about March 25, 2005 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
for the YEAR ENDED

DECEMBER 31, 2004

PART I

This Annual Report on Form 10-K and documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements”.

ITEM 1. BUSINESS

Overview

     Glatfelter began operations in 1864 and today we believe we are one of the world’s leading manufacturers of specialty papers and engineered products. Headquartered in York, Pennsylvania, we own and operate paper mills located in Spring Grove, Pennsylvania, Neenah, Wisconsin, Gernsbach, Germany and Scaër, France, as well as an abaca pulp mill in the Philippines. Our common stock is listed on the New York Stock Exchange under the symbol “GLT”. As used herein, “Glatfelter,” “we,” “our” and similar terms include P. H. Glatfelter Company and its subsidiaries unless the context indicates otherwise.

     We serve customers in numerous markets, including book publishing, envelope & converting, food and beverage, pressure-sensitive, digital imaging, composite laminates, and other highly technical niche markets. Many of the markets in which we operate are characterized by higher-value-added products and, in some cases, by higher growth prospects and lower cyclicality than commodity paper markets. Examples of some of our key product offerings include papers for:

•	Tea bags and coffee filters;

•	Trade book publishing;

•	Specialized envelopes;

•	Playing cards;

•	Pressure-sensitive postage stamps;

•	Metallized labels for beer bottles; and

•	Digital imaging applications.

     We market our products worldwide both through wholesale paper merchants, brokers and agents, and directly to our customers.

Our Business Units

     During the year we changed the way we manage our business and transitioned from three distinct business units to two: the Europe-based Long Fiber & Overlay Papers business unit and the North America-based Specialty Papers business unit. While the Long Fiber & Overlay Papers business unit remains unchanged, the formation of the Specialty Papers business unit, which consists of the former Engineered Products and the formation of the Printing &

Converting Papers business units, allows us to more effectively manage the demand planning process, optimize product mix, minimize process variability and meet the demands of our customers. As a result of this transition, all segment data has been restated to give effect to our new management structure. The following table summarizes consolidated net sales and the relative net sales contribution of each of our business units for the past three fiscal years:

Dollars in thousands	2004	2003	2002

Net sales	$543,524	$533,193	$540,347

Business unit composition
Specialty Papers	62.1%	67.2%	71.2%
Long Fiber & Overlay Papers	37.8	31.0	25.1
Tobacco (1)	0.1	1.8	3.7

Total	100.0%	100.0%	100.0%

(1)	– As of July 2004, we no longer produce products for the Tobacco industry.

Net tons sold by each business unit for the past three years were as follows:

	2004	2003	2002

Specialty Papers	421,504	446,110	474,343
Long Fiber & Overlay Papers	48,528	42,993	40,751
Tobacco	390	6,463	13,109

Total	470,422	495,566	528,203

     Specialty Papers

Our North America-based Specialty Papers business unit focuses on papers for the production of high-quality hardbound books and other book publishing needs, envelope & converting industries and highly technical customized products for the digital imaging, casting and release, pressure sensitive, and several niche technical specialty markets.

     Total book publishing papers represented 41.8%, 47.4% and 53.6% of this business unit’s revenue in the years ended 2004, 2003 and 2002, respectively. We believe we are the leading supplier of book publishing papers in the United States. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. Net sales of envelope & converting papers represented 24.2%, 20.6% and 19.1% of this business unit’s net sales in the years ended 2004, 2003 and 2002, respectively. The book publishing and envelope & converting papers markets are generally more mature and, therefore, have modest growth characteristics.

     Specialty Papers’ highly technical engineered paper products include those designed for multiple end uses, such as papers for pressure-sensitive postage stamps, disposable medical garments, playing cards and digital imaging applications. Revenue from of technical engineered products represented 32.5%, 30.1% and 26.7% of this business unit’s net sales in the years ended 2004, 2003 and 2002, respectively. Such products comprise an

GLATFELTER

array of distinct business niches that are in a continuous state of evolution. These include digital imaging, casting and specialty release, pressure-sensitive, and industrial specialty. Many of these products are utilized in demanding, specialized customer and end-user applications and, therefore, command higher per ton values and generally exhibit greater pricing stability relative to commodity grade paper products. Some of our products are new and high growth while others are more mature and further along on the development curve. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, product pricing has remained relatively stable.

     Long Fiber & Overlay Papers

     Long Fiber & Overlay Papers, based in Gernsbach, Germany, focuses on higher-value-added products, such as paper for tea bags and coffee pods/pads and filters, decorative laminates used for furniture and flooring, and metallized products used in the labeling of beer bottles. Long fiber papers, which is the generic term we use to describe products made from abaca pulp (primarily tea bag and coffee filter papers), accounted for approximately 52.3%, 58.5% and 56.3% of this business unit’s net sales in the years ended 2004, 2003 and 2002, respectively. This focus on long fiber papers has made us one of the world’s largest producers of tea bag papers. The balance of this unit’s sales are comprised of overlay and technical specialty products, which include flooring and furniture overlay papers, metallized products, and papers for adhesive tapes, vacuum bags, holographic labels and gift wrap. Many long fiber and overlay papers are technically sophisticated. We believe we are well positioned to produce these extremely lightweight papers because we understand their complexities, which require the use of highly specialized fiber and specifically designed papermaking equipment.

     Other

     In August 2001, we completed the divestiture of our Ecusta Division, a supplier of paper primarily to the tobacco and financial printing industries. Until July 2004, we supplied tobacco papers to fulfill our obligations under a supply agreement entered into in connection with the divestiture. We no longer manufacture or sell tobacco paper products.

     Additional financial information for each of our business units during the past three years is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Competitive Strengths

     Since commencing operations over 140 years ago, we believe that Glatfelter has developed into one of the world’s leading manufacturers of specialty papers and engineered products. We believe that the following competitive strengths have contributed to our success:

     • Leading market positions in higher-value, niche segments. We have focused our resources to achieve market-leading positions in certain higher-value, niche segments. Our products include various highly specialized paper products designed for technically demanding end uses. Consequently, many of our products achieve premium pricing relative to that of commodity paper grades. In 2004, approximately 73% of our sales were derived from these higher-value, niche products. The specialized nature of these products generally provides greater pricing stability relative to commodity paper products.

     • Customer-centric business focus. We offer a unique and diverse product line that can be customized to serve the individual needs of our customers. Our size allows us to develop close relationships with our key customers and to be adaptable in our product development, manufacturing, sales and marketing practices. We believe that this approach has led to the development of excellent customer relationships, defensible market positions, and increased pricing stability relative to commodity paper producers. Additionally, our customer-centric focus has been a key driver to our success in new product development.

     • Significant investment in product development. In order to keep up with our customers’ ever-changing needs, we continually enhance our product offerings through significant investment in product development. In each of the past three years, we invested approximately $5 million in product development activities. We derive a significant portion of our revenue from products developed, enhanced or improved as a result of these activities. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 60%, 47% and 37% of net sales in the years ended 2004, 2003 and 2002, respectively.

     • Integrated production. As a partially integrated producer, we are able to mitigate changes in the costs of certain raw materials and energy. Our Spring Grove mill is a vertically integrated operation producing in excess of 85% of the annual pulp required for its paper production. The principal raw material used to produce this pulp is pulpwood, consisting of both hardwoods and softwoods. We own approximately 84,000 acres of timberlands and obtain approximately 25% of our pulpwood requirements for our Spring Grove facility from Company-owned timberlands, which helps stabilize our fiber costs in a

GLATFELTER

highly fragmented market. Our Spring Grove facility also generates 100% of the steam and electricity required for its operations. In addition, our Philippine mill processes abaca fiber to produce abaca pulp, which is a key raw material used by our Long Fiber & Overlay business unit in Gernsbach and Scaër.

Our Business Strategy

     Our vision is to become the global supplier of choice in specialty papers and engineered products. We are continuously developing and refining strategies to strengthen our business and position it for the future. Execution of these strategies is intended to capitalize on our strengths in customer relationships, technology, and people, as well as our leadership positions in certain markets. In recent years, our industry has been challenged by a supply and demand imbalance, particularly for commodity-like products. To be successful in the current market environment, our strategy is focused on aggressively reducing costs and continually repositioning our product portfolio to increase our focus on higher-value, niche products and to better align our product offerings with our customers’ ever-changing needs. Certain key elements of our business strategy are outlined below:

     • Reposition our product portfolio. By leveraging our leadership positions in several specialty niche markets, we plan to accelerate growth, improve margins and generate better financial returns through the optimization of our product portfolio. In 2004, approximately 73% of our total sales were derived from what we consider to be higher-value, niche products. Over time, we plan to increase our concentration on such products by driving growth in our sales of trade book papers, uncoated specialty products, long fiber and overlay products, and other specialty products. We believe that this strategy will realign our business more closely with our customers’ needs and further reduce our exposure to the higher level of cyclicality experienced in commodity paper grades.

     • Execute Long Fiber & Overlay Papers growth plan. A core component of our long-term strategy is to drive growth in our Long Fiber & Overlay Papers business unit. Currently, we are one of the leading producers of tea bag coffee pod/pad papers in the world, and we believe that this segment has promising growth characteristics as certain markets move toward tea bags versus loose tea leaves. We believe that we are well positioned to capitalize on this growth by leveraging our strong customer relationships and market-leading position in this segment. In addition, our rebuilt paper machine in Gernsbach will allow us to penetrate certain technical specialty markets, including the wall coverings, textile/apparel and industrial markets.

     • Employ low cost approach to specialty product manufacturing. While we are focused on higher-value, niche products, we seek to employ a commodity-like, low-cost approach to our manufacturing activities. In 2004, we initiated the North American Restructuring Program that is designed to improve operating results by, among other factors, improving workforce efficiencies and implementing improved supply chain management processes. A major component of the workforce efficiencies resulted from an approximately 20% workforce reduction agreed to by our union members at our Spring Grove facility. The financial benefits from these efforts began to phase-in during the third quarter of 2004, and are expected to approximate $15 million to $20 million annually, beginning in 2006. During 2005, the financial benefits are expected to increase throughout much of the year aggregating an amount under the low end of the range of ultimate benefits.

     • Maintain a strong balance sheet and preserve financial flexibility. We are focused on prudent financial management and the maintenance of a conservative capital structure. Concurrent with the announcement of certain restructuring initiatives in 2003, we reduced our dividend in order to conserve approximately $15 million in annual cash flow to retain financial flexibility and strengthen our balance sheet. Furthermore, we are committed to maintaining a strong balance sheet and our flexibility to pursue strategic opportunities that will benefit our shareholders. We demonstrated this commitment in 2004, during which we reduced net debt by approximately $67 million.

GLATFELTER

Raw Material and Energy

     The following table provides an overview of the estimated amount of principal raw materials (“PRM”) to be used by each of our manufacturing facilities on an annual basis:

	Estimated Annual	Percent of
	Quantity	PRM
	(short tons)	Purchased

Domestic
Spring Grove
Pulpwood	1,006,000	75%
Wood- and other pulps	37,000	100

Neenah
Wood- and other pulps	70,000	100
Pulp substitutes	41,000	100

International
Gernsbach
Wood- and other pulps	32,900	100
Abaca pulp	8,450	—
Synthetic fiber	2,000	100

Scaër
Wood pulp	1,450	100
Abaca pulp	2,670	—
Synthetic fiber	1,200	100

Philippines
Abaca fiber	17,980	100

     Our Spring Grove mill is a vertically integrated operation producing in excess of 85% of the annual pulp required for paper production. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. At December 31, 2004, we owned approximately 84,000 acres of woodlands. In addition to this source of pulpwood, we are committed, under a Supply Agreement expiring in 2011, to buy at market prices a minimum annual amount of pine pulpwood averaging 34,425 tons per annum over the eight-year term of the agreement. The pulpwood purchased under this agreement is to be harvested from land we sold in March 2003.

     In addition to these sources, hardwoods are available within a relatively short distance of our Spring Grove mill. Softwoods are obtained primarily from Maryland, Delaware and Virginia. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.

     Our Spring Grove, Pennsylvania facility generates 100% of the steam and electricity required for its operations. Principal fuel sources used by the Spring Grove facility are coal, recycled pulping chemicals, bark and wood waste, and oil. This facility also produces excess electricity that is sold to the local power company under a long-term co-generation contract expiring in 2010. Net energy sales were $10.0 million in both 2004 and 2003, and $9.8 million in 2002.

     Until the fourth quarter of 2003, our Neenah, Wisconsin facility recycled high-grade wastepaper as its primary raw material. Since the initiation of the restructuring at the Neenah facility, the pulp requirements for this facility are fulfilled with purchased pulp and pulp substitutes.

     The Neenah facility purchases steam under a twenty-year contract, expiring in 2018, from a third party steam supplier which processes sludge from the Neenah facility and from other mills in the Neenah area. Steam acquired under the contract is based on the cost of coal. The Neenah facility generates approximately 15% of its required electrical power and purchases the remainder.

     Our Philippine mill processes abaca fiber to produce abaca pulp. This abaca pulp production provides a unique advantage by supplying a key raw material used by our Long Fiber & Overlay business unit in Gernsbach and Scaër. Events may arise from the relatively unstable political and economic environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the supply chain, including the supply of abaca pulp to our Gernsbach and Scaër facilities. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We have approximately three months of abaca pulp supply available to us. In addition, we have established contingency plans for alternative sources of abaca pulp. However, the cost of obtaining abaca pulp from such alternative sources would likely be higher.

     The Gernsbach and Scaër facilities both generate all of the steam required for their operations. The Gernsbach facility generated approximately 30% of its 2004 electricity needs and purchased the balance. The Scaër facility purchased all of its 2004 electric power requirements. Natural gas was used to produce substantially all internally generated energy at the Gernsbach’s facility during 2004. Beginning in September 2004, the Scaër facility switched from fuel oil to natural gas.

     Based on information currently available, we believe that we will continue to have ready access, for the foreseeable future, to all principal raw materials used in the production of our products. The cost of our raw material is subject to change, including, but not limited to, costs of wood and pulp products and energy costs.

New Product Development

     In order to keep up with our customers’ ever-changing needs, we are continually enhancing our product offerings through significant investment in product development activities, including product customizations developed in

GLATFELTER

partnership or close collaboration with our customers. In each of the past three years, we invested approximately $5.2 million on product development. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 60%, 47% and 37% of net sales in the years ended 2004, 2003 and 2002, respectively. In determining revenue attributable to product development activities, we utilize an independently developed framework, which we believe to be generally accepted in the field of new product management. This framework categorizes products developed, enhanced or improved as those that (i) are new to the world, (ii) represent a product line new to our Company, (iii) are a new product within an existing product line, (iv) are a significant improvement of an existing product, (v) are repositioned into a new application or market, or (vi) are a lower cost alternative to an existing product of the Company and seen by our customers as a new offering. Approximately 47% of our revenue attributable to developed, enhanced or improved products come from products that fit within category (ii) and (iii), above.

Concentration of Customers

     In 2004, 2003 and 2002, no single customer represented more than 10% of our consolidated net sales.

Competition

     Our industry is highly competitive. We compete on the basis of the quality of our products, customer service, product development activities, price and distribution. We offer our products throughout the United States and globally in approximately 80 countries. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. In the engineered products markets of our Specialty Papers business unit and in the Long Fiber & Overlay Papers business unit, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We compete with specialty divisions of large companies such as, among others, Ahlstrom, International Paper, MeadWestvaco, Sappi and Stora Enso as well as other companies such as J R Crompton. Service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

     There are a number of companies in the United States that manufacture printing and converting papers. We believe we are the recognized leader in book publishing papers and compete in these markets with, among others, Domtar and Weyerhaeuser. In the envelope sector we compete with, among others, Blue Ridge, International Paper and Weyerhaeuser. Capacity in the worldwide uncoated free-sheet industry has exceeded demand in recent years. Although we believe demand increases will narrow this gap, the worldwide excess capacity is not expected to decline significantly for the next few years.

     Demand for our products in the markets we serve is primarily driven by consumption of the products we produce, which is often affected by general economic conditions. In recent years, the global paper industry in which we compete has been adversely impacted by paper producing capacity exceeding the demand for products. The Specialty Papers business unit, in particular, has been negatively affected by such over capacity. Downturns in our target markets could result in decreased demand for our products. In addition to fluctuations in demand for our products in the markets we serve, the markets for our paper products are also significantly affected by changes in industry capacity and output levels. There have been periods of supply/demand imbalance in the pulp and paper industry that have caused pulp and paper prices to be volatile.

     Our ability to compete in a global market place is also influenced by the relative value of the functional currency of our operations compared to the currency of the markets in which we sell our products and the location of our competitors. Due to the significant strengthening of the Euro relative to the U.S. dollar and other currencies over the last few years, our Europe-based facilities have seen increasing pricing and competitive pressures.

Environmental Matters

     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. For a discussion of environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 19.

GLATFELTER

Employees

     The following table summarizes our workforce as of December 31, 2004:

	Employees
Location	Union	Salaried	Total

U.S.
Corporate/Spring Grove	626	337	963
Neenah	148	51	199

	774	388	1,162

International
Gernsbach	403	193	596
Scaër	93	56	149
Philippines	54	27	81

	550	276	826

Total	1,324	664	1,988

     Different locals of the Paper, Allied-Industrial, Chemical and Energy Workers International Union, or PACE, represent the hourly employees at our U.S. facilities.

     A five-year labor agreement ending January 2008 covering employees in Spring Grove was ratified in November 2002. Among other changes, the contract provides for wage increases of 3% for years 2005 through 2007. In connection with the North American Restructuring Plan, the agreement was amended in July 2004 providing workplace flexibility, certain job changes and early retirement incentives.

     On October 22, 2002, hourly employees at our Neenah, Wisconsin facility ratified a five-year labor agreement with an expiration date of August 1, 2007. Under this agreement, effective August 1st of each year, wages increase 3% for the duration of the agreement.

     Various unions represent employees at our Schoeller & Hoesch facility. One-year labor agreements covering employees at the Gernsbach, Germany and Scaër, France facilities were entered into during 2004. The terms of the agreements provide for wage increases in 2004 of approximately 1.5%. Negotiations to renew the agreements began in February 2005. The terms and conditions of the agreements will remain in effect until new agreements are reached, although any wage increase negotiated in the new agreements will be retroactive to the respective expiration dates of the old agreements.

     Employees at our pulpmill in the Philippines are covered by a five-year labor agreement, which was negotiated at the end of 2002.

     We consider the overall relationship with our employees to be satisfactory.

Available Information

     Our investor relations website can be accessed at www.glatfelter.com/e/investock.asp. We make available on our site free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other related information as soon as reasonably practical after they are filed with the Securities and Exchange Commission. In addition, our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, Board of Directors and Executive Officers, Nominating, Audit and Compensation Committees of the Board of Directors and their respective Charters, Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We intend to satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by calling (717) 225-2724.

ITEM 2. PROPERTIES

     Our leased corporate offices are located in York, Pennsylvania. We own and operate paper mills located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; and Scaër, France. In addition, we own and operate a pulp mill in the Philippines. Substantially all of the equipment used in our papermaking and related operations, with the exception of some leased vehicles, is also owned. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

The following table summarizes the estimated production capacity of each of our facilities:

Estimated Annual Production Capacity (short tons)

Spring Grove	310,000	Uncoated
	66,000	Coated
Neenah	125,000	Uncoated
Gernsbach	44,200	Lightweight
	11,000	Metallized
Scaër	5,300	Lightweight
Philippines	11,400	Abaca pulp

     The Spring Grove facility includes five uncoated paper machines that have been rebuilt and modernized from time to time. It has an off-line combi-blade coater and a Specialty Coater (“S-Coater”), which together yield a potential annual production capacity for coated paper of approximately 66,000 tons. Since uncoated paper is used in producing coated paper, this is not additional capacity. We view the S-Coater as an important asset that allows us

GLATFELTER

to expand our more profitable engineered paper products business.

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

Our wholly-owned subsidiary Schoeller & Hoesch GmbH & Co. KG (“S&H”) owns and operates paper mills in Gernsbach, Germany and Scaër, France. S&H also owns a pulpmill in the Philippines that supplies substantially all of the abaca pulp requirements of the S&H paper mills.

The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 44,200 tons. In 2003, we rebuilt a paper machine with new state-of-the-art inclined wire technology (PM #9). We believe this machine provides us greater flexibility and technological capabilities. The Gernsbach facility also has the capacity to produce 11,000 tons of metallized papers annually, using a lacquering machine and two metallizers. We purchase the base paper used to manufacture the metallized paper.

In 2004, our Philippine facility, which supplies abaca pulp to S&H, began operation of a new globe digester that increased our annual abaca pulp production by approximately 8%.

ITEM 3. LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data — Note 19.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable – no matters were submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 10, 2005.

Name	Age	Office with the Company

George H. Glatfelter II	53	Chairman and Chief Executive Officer
Dante C. Parrini	40	Executive Vice President and Chief Operating Officer
John C. van Roden, Jr.	55	Executive Vice President and Chief Financial Officer
John P. Jacunski	39	Vice President and Corporate Controller
Werner A. Ruckenbrod	47	Vice President Long Fiber & Overlay Papers
Mark A. Sullivan	50	Vice President Global Supply Chain

Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

George H. Glatfelter II is our Chairman and Chief Executive Officer. From April 2000 to February 2001, Mr. Glatfelter was Chairman, President and Chief Executive Officer. From June 1998 to April 2000, he was Chief Executive Officer and President.

Mr. Glatfelter serves as a director of Met-Pro Corporation; the American Forest and Paper Association; the National Council for Air and Stream Improvements; and the Alliance for the Chesapeake Bay.

Dante C. Parrini became Executive Vice President and Chief Operating Officer in February 2005. Prior to this, Mr. Parrini was Senior Vice President and General Manager, a position he held since January 2003. From December 2000 until January 2003, Mr. Parrini was Vice President — Sales and Marketing. From July 2000 to December 2000, he was Vice President — Sales and Marketing, Glatfelter Division and Corporate Strategic Marketing.

John C. van Roden, Jr. was elected Executive Vice President and Chief Financial Officer in February 2005. Prior to that he was Senior Vice President and Chief Financial Officer since he joined us in April 2003. From September 1998 to September 2002, Mr. van Roden was Senior Vice President and Chief Financial Officer of Conectiv of Wilmington, DE.

Mr. van Roden is a Director of HB Fuller Company and Ascendant Capital Partners, LLC.

GLATFELTER

     John P. Jacunski joined us in October 2003, and serves as Vice President & Corporate Controller. Mr. Jacunski was previously Vice President and Chief Financial Officer at WCI Steel, Inc. from June 1999 to October 2003. From May 1995 to June 1999 he was WCI’s Corporate Controller. Prior to joining WCI, Mr. Jacunski was with KPMG, an international accounting and consulting firm, where he served in various capacities.

     Werner A. Ruckenbrod is Vice President Long Fiber & Overlay Papers with responsibilities for the operations and performance of this business unit. Mr. Ruckenbrod joined our subsidiary, S&H, in 1984. Since joining our company, Mr. Ruckenbrod has held various production related positions.

     Mark A. Sullivan was appointed Vice President Global Supply Chain in February 2005. Mr. Sullivan joined our company in December 2003, as Chief Procurement Officer. His experience includes a broad array of operations and supply chain management responsibilities during 20 years with the DuPont Company. He served with T-Mobile USA as an independent contractor during 2003, and Concur Technologies from 1999 until 2002.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years.

Quarter	High	Low	Dividend

2004
Fourth	$15.49	$11.34	$0.09
Third	14.23	11.50	0.09
Second	14.09	10.45	0.09
First	12.93	10.44	0.09

2003
Fourth	$13.29	$11.70	$0.09
Third	15.45	11.67	0.09
Second	15.05	10.70	0.175
First	14.15	9.65	0.175

As of March 2, 2005, we had 2,054 shareholders of record. A number of the shareholders of record are nominees.

In accordance with our non-employee director compensation policy, two-thirds of the $18,000 retainer that non-employee directors received in 2004 was paid in shares of our common stock. We granted an aggregate of 3,696 shares of our common stock to our non-employee directors in May 2004 and an aggregate 3,346 shares of common stock to our non-employee directors on November 2004 in connection with payment of the retainer. The grants were made in reliance upon the exemption from the registration requirements of the Securities Act set forth in Section 4(2) of the Securities Act.

GLATFELTER

ITEM 6. SELECTED FINANCIAL DATA

Summary of Selected Consolidated Financial Data

As of or for the year ended December 31
In thousands, except per share	2004	2003	2002	2001 (1)	2000

Net sales	$543,524	$533,193	$540,347	$632,602	$721,945
Energy sales, net	9,953	10,040	9,814	9,661	9,243

Total revenue	553,477	543,233	550,161	642,263	731,188
Restructuring charges and unusual items	(20,375)	(24,995)	(2,241)	(60,908)	(3,336)
Gains on dispositions of plant, equipment and timberlands	58,509	32,334	1,304	2,015	467
Gains from insurance recoveries	32,785	—	—	—	—
Income from continuing operations	56,102	12,986	37,637	6,829	43,367
Income per share from continuing operations
Basic	1.28	0.30	0.87	0.16	1.02
Diluted	1.27	0.30	0.86	0.16	1.02
Total assets	1,052,270	1,027,019	953,202	966,604	1,023,325
Total debt	211,227	254,275	220,532	277,755	306,822
Shareholders’ equity	420,370	371,431	373,833	353,469	372,703
Cash dividends declared per common share	0.36	0.53	0.70	0.70	0.70

1.	Our Ecusta Division was sold in August 2001. Ecusta Division net sales totaled $90.8 million. In 2001, we recorded a pre-tax loss on the sale, which was recorded as an unusual item, totaling $58.4 million. In 2000, we recorded a pre-tax restructuring charge of $3.3 million related to workforce reductions at the Ecusta facility.

2.	The above Summary of Selected Consolidated Financial Data, and the comparability thereof, includes the impact of certain charges and gains from asset dispositions. For a discussion of these restructuring charges, unusual items and gains from sales of plant, equipment and timberlands that affect the comparability of this information, see Item 8 – Financial Statements and Supplemental Data Notes 5 to 7 and Note 9.

GLATFELTER

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, restructuring charges, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Engineered Products and Long Fiber & Overlay Papers;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to execute our North American Restructuring Program, growth strategies and cost reduction initiatives;

vi.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our Neenah mill is located; and the costs of environmental matters at our former Ecusta Division mill;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	adverse results in litigation;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	our ability to realize the value of our timberlands;

xiv.	the recovery of environmental-related losses under our insurance policies; and

xv.	our ability to identify, finance and consummate future alliances or acquisitions.

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

Overview During the past few years, our industry has been adversely impacted by an imbalance between supply and demand for certain of our products. In this environment during 2003, we experienced declining sales volumes and lower average selling prices primarily in the more commodity-like products offered by our Specialty Papers business unit. Two significant developments occurred over the course of the latter part of 2003 and throughout 2004 that improved our financial performance in the year over year comparison:

1)	We undertook two major restructuring initiatives – the North America Restructuring Program in 2004 and Neenah Restructuring in 2003 (each of which is discussed in more detail in the following sections), and

2)	Demand for products improved and selling prices strengthened beginning in the second quarter of 2004, reversing deteriorating trends experienced in 2003.

GLATFELTER

The restructuring initiatives are focused on improving the profitability of our product mix by targeting higher value niche markets, increasing workforce productivity, and reducing costs by enhancing supply chain management strategies. Together with continued strength in our Europe-based Long Fiber & Overlay Papers business unit and improved market conditions in North America, these actions contributed to a widening gross margin and increased gross profit. Our operating results also reflect increasing raw material prices particularly pulp and energy related costs and affects of a weaker U.S. dollar on translated international operations.

In addition, over the past two years we generated gains of approximately $89.1 million from the sale of non-strategic timberlands and the corporate aircraft. We were also successful in collecting $32.8 million in insurance recoveries related to environmental claims. These proceeds were primarily used to reduce our debt levels.

Highlights from 2004 include:

•	Achieved 60% of total sales from new products introduced in the last five years.

•	Developed and executed the North American Restructuring Program:

•	Introduced improved product and service offerings for the book publishing market and increased market share in the premium book market.

•	Developed a pipeline of products to grow revenue from uncoated specialty papers.

•	Implemented a 20% workforce reduction program while maintaining full production capability at the Company’s Spring Grove facility. This program will be completed by the end of the first quarter of 2005.

•	Reduced production costs by implementing improved and expanded supply-chain management strategies in North America.

•	Reduced certain SG&A expenses.

•	Achieved strong growth in targeted markets led by a 13% increase in volume in the Long Fiber & Overlay Papers business unit.

•	Improved pricing in North America which more than offset raw material cost increases.

•	Enhanced financial flexibility by reducing net debt by $67 million through improved operating performance and monetization of timberland assets.

RESULTS OF OPERATIONS

2004 versus 2003

The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands	2004	2003

Net sales	$543,524	$533,193
Gross profit	92,414	79,546
Operating income	103,394	34,250
Income from continuing operations	56,102	12,986
Net loss from discontinued operations	—	(325)
Net income	56,102	12,661
Earnings per diluted share from continuing operations	1.27	0.30
Earnings per diluted share	1.27	0.29

The consolidated results of operations for the years ended December 31, 2004 and 2003 include the following significant items:

In thousands, except per share	After-tax	Diluted EPS
	Income (loss)
2004
Gains on sale of timberlands and corporate aircraft	$34,151	$0.78
Insurance recoveries	21,310	0.48
Restructuring charges	(12,723)	(0.29)

2003
Gain on sale of timberlands	$19,965	$0.46
Restructuring charges	(8,582)	(0.20)
Ecusta related reserves	(7,315)	(0.17)
Asset write downs	(2,124)	(0.05)

The above items increased earnings from continuing operations by $42.7 million, or $0.97 per diluted share in 2004, and by $1.9 million, or $0.04 per diluted share, in 2003.

Business Units

As discussed in Item 1 — Business, in 2004 we changed the way we manage our business and transitioned from three distinct business units to two: the Europe-based Long Fiber & Overlay Papers business unit and the North America-based Specialty Papers business unit. While the Long Fiber & Overlay business Unit remains unchanged, the combination of the former Engineered Products and the Printing & Converting Papers business units into Specialty Papers allows us to more effectively manage the demand planning process, optimize product mix, minimize process variability and meet the demands of our customers. As a result of this transition, all segment data has been restated to give effect to the further refinement of our organizational structure discussed above.

GLATFELTER

The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

Year Ended December 31
In thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2004	2003	2004	2003	2004	2003	2004	2003

Net sales	$337,436	$357,989	$205,232	$165,389	$856	$9,815	$543,524	$533,193
Energy sales, net	9,953	10,040	—	—	—	—	9,953	10,040

Total revenue	347,389	368,029	205,232	165,389	856	9,815	553,477	543,233
Cost of products sold	312,136	325,897	163,843	130,838	1,021	15,448	477,000	472,183

Gross profit (loss)	35,253	42,132	41,389	34,551	(165)	(5,633)	76,477	71,050
SG&A	38,330	44,494	23,067	16,669	(53)	125	61,344	61,288
Pension income					(17,342)	(17,149)	(17,342)	(17,149)
Restructuring recorded as component of COS					—	6,511	—	6,511
Restructuring charges					20,375	6,983	20,375	6,983
Unusual items					—	11,501	—	11,501
Gains on dispositions of plant, equipment and timberlands					(58,509)	(32,334)	(58,509)	(32,334)
Gain on insurance recoveries					(32,785)	—	(32,785)	—

Total operating income (loss)	(3,077)	(2,362)	18,322	17,882	88,149	18,730	103,394	34,250
Nonoperating income (expense)	—	—	—	—	(12,631)	(13,834)	(12,631)	(13,834)

Income from continuing operations before income taxes	$(3,077)	$(2,362)	$18,322	$17,882	$75,518	$4,896	$90,763	$20,416

Supplementary Data
Net tons sold	421,504	446,110	48,528	42,993	390	6,463	470,422	495,566
Depreciation expense	$37,186	$44,216	$14,412	$11,813	—	—	$51,598	$56,029

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

Management evaluates results of operations before non-cash pension income, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our Company.

It is also on this basis that Company’s performance is evaluated internally and by our Board of Directors.

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2004	2003	Change

Net sales	$543,524	$533,193	$10,331
Energy sales – net	9,953	10,040	(87)

Total revenues	553,477	543,233	10,244
Costs of products sold	461,063	463,687	(2,624)

Gross profit	$92,414	$79,546	$12,868

Gross profit as a percent of Net sales	17.0%	14.9%

Net sales in the Specialty Papers business unit declined $20.6 million, or 5.7% in the year-to-year comparison. Approximately $13.9 million of this decline was due to lower volume primarily attributable to the shutdown in late 2003 of a paper machine at the Neenah facility. Selling prices in this business unit declined during most of 2003, stabilized in the first quarter of 2004 and subsequently strengthened throughout the remainder of the year. Comparing the full year 2004 to 2003, average selling prices for the Specialty Papers business unit declined slightly.

Long Fiber & Overlay Papers’ net sales increased $39.8 million, or 24.1%, in the comparison due to an increase in volumes shipped, particularly in the Food and Beverage and Composite Laminates sectors, and a $16.0 million favorable effect of foreign currency translation adjustments. Although the weaker U.S. dollar favorably impacted translated net sales of international operations, it adversely affected the price competitiveness of Long Fiber & Overlay Papers’ products in certain geographic markets.

GLATFELTER

The following tables set forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2004	2003

Business Unit
Special Papers	62.1%	67.2%
Long-Fiber & Overlay Papers	37.8	31.0
Tobacco Papers	0.1	1.8

Total	100.0%	100.0%

Costs of products sold declined $2.6 million in the comparison due to lower production costs related to the decline in sales volumes in the Specialty Papers business unit, nonrecurring restructuring charges from 2003 and other cost reduction initiatives. Partially offsetting these factors was the unfavorable effect of foreign currency translation adjustments, costs associated with increased sales volume in the Long Fiber & Overlay business unit, and higher raw material and energy prices. The following table summarizes changes in costs of products sold for the year ended December 31, 2004 compared to the 2003.

Year Ended
In millions	December 31, 2004
(Favorable)
unfavorable
Foreign currency changes	$12,322
Lower sales volume, net	(8,262)
2003 Neenah restructuring related charges	(6,511)
Other	(173)

Total	$(2,624)

Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each year:

	Year Ended December 31
In thousands	2004	2003	Change

Recorded as:
Costs of products sold	$15,937	$15,007	$930
SG&A expense	1,405	2,142	(737)

Total	$17,342	$17,149	$193

The following summarizes SG&A expenses, restructuring charges, gains from asset dispositions and other nonrecurring items:

	Year Ended December 31
In thousands	2004	2003	Change

SG&A expenses	$59,939	$59,146	$793
Restructuring charges	20,375	6,983	13,392
Gains on dispositions of plant, equipment and timberlands	(58,509)	(32,334)	(26,175)
Unusual items	—	11,501	(11,501)
Gains from insurance recoveries	$(32,785)	—	$(32,785)

Selling, General and Administrative (“SG&A”) SG&A expenses increased $0.8 million in the year-to-year comparison. The increase was primarily due to a $1.6 million unfavorable impact of foreign currency translation adjustments, higher legal and accounting and professional fees, mostly related to insurance recoveries, and costs associated with implementing the North American Restructuring Program. Lower variable compensation expenses and the impact of cost reduction initiatives substantially offset these costs.

Restructuring Charges As discussed earlier, we undertook two major restructuring initiatives beginning in the fourth quarter of 2003. The following table summarizes restructuring charges incurred in connection with these initiatives:

	Year Ended December 31
In thousands	2004	2003

Restructuring initiative:
North American Restructuring Program	$17,187	$—
Neenah Restructuring
Recorded as:
Costs of products sold	—	6,511
Restructuring charge	3,188	6,983

Total Neenah	3,188	13,494

Total	$20,375	$13,494

North American Restructuring Program The North American Restructuring Program is designed to improve operating results by enhancing product and service offerings in Specialty Papers’ book publishing markets, growing revenue from uncoated specialty papers, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. The financial benefits from these efforts began to phase-in during the third quarter of 2004, and are expected to approximate $15 million to $20 million annually, beginning in 2006. During 2005, the financial benefits are expected to increase throughout much of the year aggregating an amount under the low end of the range of ultimate benefits.

In 2004, we negotiated a new labor agreement that enabled us to reduce workforce levels at our Spring Grove, PA facility by approximately 20%. As part of the new labor agreement, we offered a voluntary early retirement benefits package to eligible employees. The

GLATFELTER

acceptance of these special termination benefits resulted in a charge of $16.5 million in 2004, substantially all of which was for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs.

We also recorded restructuring charges totaling $0.7 million, for severance and related pension and other post employment benefits (“OPEB”) associated with the elimination of certain non-represented positions. The following table sets forth activity in the North American Restructuring Program restructuring reserve.

Year Ended
December 31,
In thousands	2004

Beginning balance	$0
Amounts accrued	17,187
Payments made	(644)
To be paid:
From pension plan assets	(11,255)
As OPEB benefits	(5,228)

Ending balance	$60

The ending balance set forth above represents the portion of the North American Restructuring Program charges that is expected to require near term cash payments from us and primarily consists of severance and benefits continuation. Amounts representing enhanced pension benefits will be paid from our pension plan assets and are recorded as a reduction to the carrying value of our prepaid pension assets. The amounts for OPEB benefits were recorded as “Other long-term liabilities” in the Consolidated Balance Sheets. We will pay the OPEB benefits as they are incurred over the course of the affected employees’ benefit period, which could range up to 8 years.

Neenah Restructuring In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility. The abandoned machines and processes had been primarily supporting our book publishing products of the Specialty Papers business unit. This initiative resulted in the elimination of approximately 190 positions and was completed by March 31, 2004. The results of operations in 2003 include related pre-tax charges of approximately $13.5 million, of which $6.5 million are reflected in the consolidated income statements as components of costs of products sold, and $7.0 million are reflected as “restructuring charges.”

The results of operations in 2004 include $3.2 million of Neenah related restructuring charges, of which $3.0 million represents a fee paid to modify a steam supply contract in connection with the restructuring initiative at the Neenah facility. The remaining amount represents adjustments to estimated benefit continuation costs.

The following table sets forth information with respect to Neenah restructuring charges:

	Year Ended December 31
In thousands	2004	2003

Contract modification fee	$3,000	$—
Depreciation on abandoned equipment	—	5,974
Severance and benefit continuation	188	1,874
Pension and other retirement benefits	—	4,878
Other	—	768

Total	$3,188	$13,494

The following table summarizes activity in the Neenah Restructuring reserve:

	Year Ended December 31
In thousands	2004	2003

Beginning balance	$1,625	$—
Amounts accrued	3,188	2,105
Payments made	(4,065)	(480)

Ending balance	$748	$1,625

As of December 31, 2004, the amounts accrued related to the Neenah restructuring represent only those charges that are expected to result in cash payments and primarily consist of severance payments, benefits continuation and medical retirement benefits. The Neenah restructuring charge totaled $16.7 million, of which $6.5 million was non-cash related, and $5.4 million is to be paid out of pension plan assets.

Gain on Sales of Plant, Equipment and Timberlands During 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain
2004
Timberlands	4,482	$56,586	$55,355
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	724	600

Total		$60,171	$58,509

2003
Timberlands	25,500	$37,850	$31,234
Other	n/a	2,892	1,100

Total		$40,742	$32,334

All property sales completed in 2004 were sold for cash. As consideration for the timberlands sold in 2003, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Consolidated Balance Sheet.

Insurance Recoveries During 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for 2004 totaled $32.8 million and were received in cash.

GLATFELTER

Interest Expense For the year ended December 31, 2004, interest expense declined $0.9 million to $13.4 million, largely due to lower debt levels. Average outstanding debt declined $25.4 million in the year-to-year comparison.

Income Taxes Our provision for income taxes from continuing operations in 2004 and 2003, totaled $34.7 million and $7.4 million, respectively, and the effective tax rate in the same periods was 38.2% and 36.4%, respectively. The increase in the effective tax rate was primarily due to the proportion of taxable income attributable to timberland sales and foreign source income, both of which are taxed at higher effective rates.

Foreign Currency We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. These operations generate approximately 34% of our sales and 33% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on reported results compared to 2003:

Year Ended
December 31,
In thousands	2004
Favorable
(unfavorable)
Net sales	$15,994
Costs of products sold	(12,322)
SG&A expenses	(1,629)
Income taxes and other	(305)

Net income	$1,738

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets. The strengthening of the Euro relative to certain other currencies in 2004 compared to 2003, adversely affected the price competitiveness of our Germany-based Long Fiber & Overlay Papers business unit relative to certain competitors.

Discontinued Operations

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the buyer’s assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million with the remaining amounts to be paid in two annual installments, the first of which was received in July 2004. The financial results of this subsidiary are reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the year ended

December 31, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $2.6 million and $3.5 million for 2003 and 2002, respectively. The financial results of this operation were previously reported in the Specialty Papers business unit.

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

The above items increased earnings from continuing operations by $1.9 million, or $0.04 per diluted share in 2003, and decreased earnings from continuing operations in 2002 by $1.9 million, or $0.04 per share. The decline in earnings was primarily due to lower sales volumes and selling prices in the Specialty Papers business unit and higher costs of products sold, primarily due to lower non-cash pension income, higher raw material prices, and increased market-related down time.

GLATFELTER

Business Units

The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

Year Ended December 31
In thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2003	2002	2003	2002	2003	2002	2003	2002

Net sales	$357,989	$384,784	$165,389	$135,715	$9,815	$19,848	$533,193	$540,347
Energy sales, net	10,040	9,814	—		—	—	10,040	9,814

Total revenue	368,029	394,598	165,389	135,715	9,815	19,848	543,233	550,161
Costs of products sold	325,897	329,304	130,838	102,767	15,448	18,709	472,183	450,780

Gross profit	42,132	65,294	34,551	32,948	(5,633)	1,139	71,050	99,381
SG&A	44,494	43,347	16,669	15,193	125	907	61,288	59,447
Pension income					(17,149)	(32,648)	(17,149)	(32,648)
Restructuring recorded as component of COS					6,511	—	6,511	—
Restructuring charges					6,983	4,249	6,983	4,249
Unusual items					11,501	(2,008)	11,501	(2,008)
Gains on dispositions of plant, equipment and timberlands					(32,334)	(1,304)	(32,334)	(1,304)

Total operating income (loss)	(2,362)	21,947	17,882	17,755	18,730	31,943	34,250	71,645
Nonoperating income (expense)	—	—	—	—	(13,834)	(12,516)	(13,834)	(12,516)

Income from continuing operations before income taxes	$(2,362)	$21,947	$17,882	$17,755	$4,896	$19,427	$20,416	$59,129

Supplementary Data
Net tons sold	446,110	474,343	42,993	40,751	6,463	13,109	495,566	528,203
Depreciation expense	$44,216	$35,438	$11,813	$9,565	—	—	$56,029	$45,003

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2003	2002	Change

Net sales	$533,193	$540,347	$(7,154)
Energy sales – net	10,040	9,814	226

Total revenues	543,233	550,161	(6,928)
Costs of products sold	463,687	423,880	39,807

Gross profit	$79,546	$126,281	$(46,735)

Gross profit as a percent of Net sales	14.9%	23.4%

The decline in net sales was primarily due to a $19.8 million net sales volume-related decline as lower volumes in Specialty Papers and tobacco more than offset sales volume growth in Long Fiber & Overlay Papers business units. In addition each business unit experienced lower average selling prices, in constant currency rates, aggregating $13.3 million. The impact of lower sales volumes and selling prices was partially offset by a $27.9 million favorable effect of a weaker U.S. dollar on translated international results.

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

GLATFELTER

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

Selling, general and administrative (“SG&A”) SG&A expenses increased $5.4 million during 2003 compared to 2002. During 2003, a weaker U.S. dollar resulted in a $2.6 million increase in translated SG&A expenses for our international operations. The remaining increase was primarily due to a lower benefit from non-cash pension income and higher depreciation, primarily attributable to an information technology system implemented in the latter part of 2002.

Restructuring charge In 2003, we recorded restructuring charges related to the Neenah Restructuring initiative. For a complete discussion of this charge, refer to the analysis of 2004 versus 2003 section of this Item 7. In 2002 we recorded a $4.2 million charge related to a workforce reduction at our corporate and Spring Grove, PA locations.

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

The following table summarizes the effect from foreign currency translation on reported results compared to 2002:

Year Ended
In thousands	December 31, 2003
Favorable
(unfavorable)
Net sales	$27,869
Costs of products sold	(19,776)
SG&A expenses	(2,648)
Income taxes and other	(1,278)

Net income	$4,167

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

GLATFELTER

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts. The following table summarizes cash flow information for each of the years presented.

	Year Ended
	December 31
In thousands	2004	2003

Cash and cash equivalents at beginning of period	$15,566	$32,219
Cash provided by (used for)
Operating activities	39,584	46,996
Investing activities	42,109	(62,367)
Financing activities	(59,753)	(2,462)
Discontinued operations	–	(304)
Effect of exchange rate changes on cash	2,445	1,484

Net cash provided (used)	24,385	(16,653)

Cash and cash equivalents at end of period	$39,951	$15,566

The decrease in cash generated from operations was primarily due to payments for federal income taxes and to modify the steam contract at the Neenah facility, as well as changes in working capital. These uses of cash were partially offset by the $6.3 million net benefit of insurance recoveries in excess of cash payments pursuant to the Fox River Consent Decree.

The changes in investing cash flows reflects cash proceeds in 2004 from dispositions of property, equipment and timberlands and lower capital expenditures, which totaled $18.6 million in 2004 and $66.8 million in 2003. Prior to 2004, we completed certain major capital projects, including a paper machine rebuild and environmental related initiatives. The reduction in capital expenditures is not expected to have a significant effect on our results of operations, as we will continue to complete necessary repairs and maintenance activities. We currently expect capital expenditures in 2005 to approximate $30 million to $35 million.

Excess cash flow from operating and investing activities during 2004 were used to reduce long-term debt by approximately $42 million and to make dividend payments.

The following table sets forth our outstanding long-term indebtedness:

	Year Ended
	December 31
In thousands	2004	2003

Revolving credit facility, due June 2006	$23,277	$64,047
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	446	1,228

Total long-term debt	207,723	249,275
Less current portion	(446)	(806)

Long-term debt, excluding current portion	$207,277	$248,469

The significant terms of the debt obligations are set forth in Item 8 – Financial Statements and Supplementary Data, Note 16.

During 2004 and 2003, cash dividends paid on common stock totaled $15.8 million and $26.9 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. See Item 8 – Financial Statements – Note 19 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 8 – Financial Statements and Supplementary Data – Note 19, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

GLATFELTER

Off-Balance-Sheet Arrangements As of December 31, 2004 and 2003, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations The following table sets forth contractual obligations as of December 31, 2004.

		Payments Due During the Year
		Ended December 31,
			2006 to	2008 to	2010 and
In thousands	Total	2005	2007	2009	beyond

Long-term debt (1)	$207,723	$446	$173,277	$34,000	$—
Operating leases (2)	15,435	2,289	2,225	1,428	9,493
Purchase obligations (3)	145,913	43,059	29,317	15,744	57,793
Other long term obligations (4)	92,357	7,168	43,235	12,866	29,088

Total	$461,428	$52,962	$248,054	$64,038	$96,374

(1)	Represents principal payments due on long-term debt. We have $150 million of debt maturing in July 2007 and bearing a fixed rate of interest at 6 7/8%, payable semiannually, $34 million note maturing in March 2008 and bearing a fixed rate of interest of 3.82%. In addition, at December 31, 2004, $23 million, bearing a variable interest rate, was outstanding under our revolving credit facility that matures in June 2006.

(2)	Represents rental agreements for various land, buildings, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for steam and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2004 or expectations based on historical experience and/or current market conditions.

(4)	Represents expected benefits to be paid pursuant to medical retirement plans and nonqualified pension plans over the next ten years and $29 million related to cross currency swap maturing in June 2006.

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

GLATFELTER

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

Income Taxes We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carry forwards. These deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our reported results.

Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of the Consolidated Financial Statements. Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements for additional accounting policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At December 31, 2004
Dollars in thousands	2005	2006	2007	2008	2009	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates	$184,225	$184,000	$115,250	$8,500	—	$184,446	$192,125
At variable interest rates	23,277	23,277	—	—	—	23,277	23,277
Weighted-average interest rate
On fixed interest rate debt	6.31%	6.31%	5.97%	3.82%	—
On variable interest rate debt	2.96	3.05	—	—	—

Cross-currency swap
Pay variable – EURIBOR	€72,985	€34,993	—	—	—	$(29,552)	$(29,552)
Variable rate payable	2.92%	2.92%	—	—	—
Receive variable – US$ LIBOR	$70,000	$33,562	—	—	—
Variable rate receivable	3.18%	3.18%	—	—	—

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2004, we had long-term debt outstanding of $207.7 million, of which $23.3 million, or 11.2% was at variable interest rates.

The table above presents average principal outstanding and related interest rates for the next five years and the amount of a cross-currency swap agreement. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At December 31, 2004, the interest rate paid was 2.96%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.2 million.

At December 31, 2004, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro

GLATFELTER

portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our S&H subsidiary in Gernsbach, Germany.

The cross currency swap is recorded at fair value on the Consolidated Balance Sheet under the caption “Other long-term liabilities.” Changes in fair value are recognized in earnings as “Other income (expense)” in the Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. dollar-denominated inter-company obligations when they are re-measured in Euros, the functional currency of S&H (see Item 8 – Financial Statements and Supplementary Data – Note 17).

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During year ended December 31, 2004, approximately 67% of our net sales were shipped from the United States, 29% from Germany, and 4% from other international locations.

GLATFELTER

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

Management of P. H. Glatfelter Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the chief executive and chief financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent or detect all errors and all frauds. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

GLATFELTER

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that P. H. Glatfelter Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 15, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 15, 2005

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 15, 2005

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share amounts	2004	2003	2002

Net sales	$543,524	$533,193	$540,347
Energy sales – net	9,953	10,040	9,814

Total revenues	553,477	543,233	550,161
Costs of products sold	461,063	463,687	423,880

Gross profit	92,414	79,546	126,281

Selling, general and administrative expenses	59,939	59,146	53,699
Restructuring charges	20,375	6,983	4,249
Unusual items	—	11,501	(2,008)
Gains on disposition of plant, equipment and timberlands, net	(58,509)	(32,334)	(1,304)
Insurance recoveries	(32,785)	—	—

Total	(10,980)	45,296	54,636

Operating income	103,394	34,250	71,645
Other nonoperating income (expense)
Interest expense	(13,385)	(14,269)	(15,103)
Interest income	2,012	1,820	1,571
Other — net	(1,258)	(1,385)	1,016

Total other nonoperating income (expense)	(12,631)	(13,834)	(12,516)

Income from continuing operations before income taxes	90,763	20,416	59,129
Income tax provision	34,661	7,430	21,492

Income from continuing operations	56,102	12,986	37,637
Discontinued operations
Loss from discontinued operations	—	(513)	(64)
Income tax benefit	—	(188)	(22)

Loss from discontinued operations	—	(325)	(42)

Net income	$56,102	$12,661	$37,595

Basic earnings per share
Income from continuing operations	$1.28	$0.30	$0.87
Loss from discontinued operations	—	(0.01)	—

Net income	$1.28	$0.29	$0.87

Diluted earnings per share
Income from continuing operations	$1.27	$0.30	$0.86
Loss from discontinued operations	—	(0.01)	—

Net income	$1.27	$0.29	$0.86

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2004	2003

Assets
Current assets
Cash and cash equivalents	$39,951	$15,566
Accounts receivable (less allowance for doubtful accounts: 2004 - $2,364; 2003 - $3,115)	60,900	59,882
Inventories	78,836	71,569
Prepaid expenses and other current assets	18,765	24,685

Total current assets	198,452	171,702

Plant, equipment and timberlands – net	520,412	542,960

Other assets	333,406	312,357

Total assets	$1,052,270	$1,027,019

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$446	$806
Short-term debt	3,503	5,000
Accounts payable	30,174	31,472
Dividends payable	3,955	3,942
Environmental liabilities	7,715	27,000
Other current liabilities	58,214	44,250

Total current liabilities	104,007	112,470

Long-term debt	207,277	248,469

Deferred income taxes	212,074	207,834

Other long-term liabilities	108,542	86,815

Total liabilities	631,900	655,588

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2004 –10,412,222; 2003 - 10,579,543)	544	544
Capital in excess of par value	41,828	40,469
Retained earnings	525,056	484,756
Deferred compensation	(1,275)	—
Accumulated other comprehensive income (loss)	8,768	2,690

	574,921	528,459
Less cost of common stock in treasury	(154,551)	(157,028)

Total shareholders’ equity	420,370	371,431

Total liabilities and shareholders’ equity	$1,052,570	$1,027,019

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P.H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2004	2003	2002

Operating activities
Net income	$56,102	$12,661	$37,595
Loss from discontinued operations	—	(325)	(42)

Income from continuing operations	56,102	12,986	37,637
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	51,598	56,029	45,003
Pension income	(17,342)	(17,149)	(32,648)
Restructuring charges and unusual items	16,483	17,640	(2,008)
Deferred income tax provision	17,364	7,779	17,913
Gains on dispositions of plant, equipment and timberlands, net	(58,509)	(32,334)	(1,304)
Other	655	745	1,235
Change in operating assets and liabilities
Accounts receivable	470	4,399	5,969
Inventories	(4,276)	3,060	(2,816)
Other assets and prepaid expenses	(12,721)	(359)	(5,201)
Other liabilities	(10,240)	(5,800)	13,926

Net cash provided by continuing operations	39,584	46,996	77,706
Net cash provided (used) by discontinued operations	—	(244)	332

Net cash provided by operating activities	39,584	46,752	78,038
Investing activities
Purchase of plant, equipment and timberlands	(18,587)	(66,758)	(51,108)
Proceeds from disposal of plant, equipment and timberlands	60,171	2,892	1,498
Proceeds from sale of subsidiary, net of cash divested	525	1,499	—

Net cash provided (used) by investing activities of continuing operations	42,109	(62,367)	(49,610)
Net cash used by investing activities of discontinued operations	—	(60)	(44)

Net cash provided (used) by investing activities	42,109	(62,427)	(49,654)
Financing activities
Repayment of debt under previous revolving credit agreement	—	—	(133,027)
Net (repayments of) proceeds from revolving credit facility	(44,888)	(10,124)	68,238
Proceeds from borrowing from SunTrust Financial	—	34,000	—
Payment of dividends	(15,782)	(26,879)	(30,307)
Proceeds from stock options exercised	917	541	10,491

Net cash used by financing activities	(59,753)	(2,462)	(84,605)

Effect of exchange rate changes on cash	2,445	1,484	490

Net increase (decrease) in cash and cash equivalents	24,385	(16,653)	(55,731)
Cash and cash equivalents at the beginning of period	15,566	32,219	87,950

Cash and cash equivalents at the end of period	$39,951	$15,566	$32,219

Supplemental cash flow information
Cash paid (received) for
Interest expense	$11,713	$13,767	$17,074
Income taxes	3,256	(1,575)	(12,419)

The accompanying notes are an integral part of the Consolidated Financial Statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2004, 2003 and 2002

					Accumulated
					Other
					Compre-
		Capital in		Deferred	hensive		Total
	Common	Excess of	Retained	Compen-	Income	Treasury	Shareholders’
In thousands, except shares outstanding	Stock	Par Value	Earnings	sation	(Loss)	Stock	Equity

Balance, January 1, 2002	$544	$40,968	$488,150		$(3,849)	$(172,344)	$353,469
Comprehensive income
Net income			37,595				37,595
Other comprehensive income
Foreign currency translation adjustments					162
Change in market value of interest rate swaps, net of tax of $11					(21)

Other comprehensive income					141		141

Comprehensive income							37,736
Tax effect on employee stock options exercised		1,071					1,071
Cash dividends declared			(30,467)				(30,467)
Delivery of treasury shares
Performance shares		3				70	73
401(k) plans		19				1,373	1,392
Director compensation		(1)				69	68
Employee stock options exercised – net		(1,262)				11,753	10,491

Balance, December 31, 2002	544	40,798	495,278		(3,708)	(159,079)	373,833
Comprehensive income
Net income			12,661				12,661
Other comprehensive income
Foreign currency translation adjustments					6,398

Other comprehensive income					6,398		6,398

Comprehensive income							19,059
Tax effect on employee stock options exercised		13					13
Cash dividends declared			(23,183)				(23,183)
Delivery of treasury shares
Performance shares		(13)				124	111
401(k) plans		(207)				1,188	981
Director compensation		(21)				97	76
Employee stock options exercised – net		(101)				642	541

Balance, December 31, 2003	544	40,469	484,756	—	2,690	(157,028)	371,431
Comprehensive income
Net income			56,102				56,102
Other comprehensive income
Foreign currency translation adjustments					6,078

Other comprehensive income					6,078		6,078

Comprehensive income							62,180
Tax effect on employee stock options exercised		38					38
Cash dividends declared			(15,802)				(15,802)
Issuance of restricted stock units, net		1,725		(1,275)			450
Delivery of treasury shares
Restricted stock awards		(57)				275	218
401(k) plans		(170)				1,015	845
Director compensation		(12)				105	93
Employee stock options exercised – net		(165)				1,082	917

Balance at December 31, 2004	$544	$41,828	$525,056	$(1,275)	$8,768	$(154,551)	$420,370

The accompanying notes are an integral part of the Consolidated Financial Statements.

GLATFELTER

P. H. GLATFELTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Neenah, Wisconsin; Gernsbach, Germany; Scaër, France and the Philippines. Our products are marketed throughout the United States and in over 80 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.

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

Reclassifications Certain reclassifications have been made to the prior years’ statement of cash flows to conform to those classifications used in the current year.

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

All timber costs related to the reforestation process, including, taxes, site preparation, planting, fertilization, herbicide application and thinning, are capitalized. After 20 years, the timber is considered merchantable and depletion is computed on a unit rate of usage by growing area based on estimated quantities of recoverable material. For purchases of land tracts with existing timber, inventoried merchantable timber is subject to immediate depletion based upon usage. Costs related to the purchase of pre-merchantable timber are transferred to merchantable timber over a 10-year period, whereupon it is eligible for depletion.

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

Maintenance and repairs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the net carrying value is eliminated and any resultant gain or loss is included in income.

GLATFELTER

Investment Securities Investments in debt securities are classified as held-to-maturity and recorded at amortized cost in the consolidated balance sheets when we have the positive intent and ability to hold until maturity. At December 31, 2004 and 2003, investments in debt securities classified as held-to-maturity totaled $9.3 million and $9.8 million, respectively. The noncurrent portion is included in “Other assets” on the consolidated balance sheets.

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

Income Taxes Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse or be utilized. Valuation allowances, if any, are provided when a portion or all of a deferred tax asset may not be realized.

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

Revenue from energy sales is recognized when electricity is delivered to the customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Costs netted against energy sales totaled $8.3 million, $7.7 million and $7.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

Environmental Liabilities Accruals for losses associated with environmental obligations are recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. Costs related to environmental remediation are charged to expense. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Such undiscounted liabilities are exclusive of any insurance or other claims against third parties. Environmental costs are capitalized if the costs extend the life of the asset, increase its capacity and/or mitigate or prevent contamination from future operations. Recoveries of environmental remediation costs from other parties, including insurance carriers, are recorded as assets when their receipt is assured beyond a reasonable doubt.

Stock-based Compensation We account for Stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for restricted stock performance awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. Compensation expense for awards of nonvested Restricted Stock Units (“RSUs”) is recognized over their graded vesting period based on the grant-date value. The grant-date value is determined based on the grant-date closing price of Glatfelter common stock. The exercise price of all employee stock options is at least equal to their grant-date market value. Accordingly, no compensation expense is recorded for stock options granted to employees.

GLATFELTER

Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant-date fair value of options granted during 2004, 2003 and 2002, was $3.31 $2.72 and $2.48, respectively.

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2004	2003	2002

Risk-free interest rate	4.50%	3.47%	4.13%
Expected dividend yield	3.17	5.74	5.15
Expected volatility	35.0	38.9	27.8
Expected life	6.5 yrs	6.5 yrs	6.5 yrs

The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Year Ended December 31
In thousands, except per share	2004	2003	2002

Net income as reported	$56,102	$12,661	$37,595
Add: stock-based compensation expense included in reported net income, net of tax	16	346	235
Less: stock-based compensation expense determined under fair value based method for all awards, net of tax	(339)	(1,808)	(1,420)

Pro forma	$55,779	$11,199	$36,410

Earnings per share
Reported – basic	$1.28	$0.29	$0.87
Pro forma – basic	1.27	0.26	0.84
Reported – diluted	1.27	0.29	0.86
Pro forma – diluted	1.27	0.26	0.83

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

Fair Value of Financial Instruments The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. Financial derivatives are recorded at fair value. The following table sets forth carrying value and fair value for investment securities and long-term debt:

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value

Investment securities	$9,348	$10,714	$9,838	$11,353
Long-term debt	207,723	215,402	249,275	262,684

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

In November of 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (“FIN 45”). FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements for interim or annual periods ended

GLATFELTER

after December 15, 2002. The adoption on January 1, 2003, of FIN No. 45 did not have any significant accounting implications for us as all of our commitments and guarantees are on behalf of our subsidiaries.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement requires an issuer to classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, except for certain provisions that were deferred, and otherwise was effective at the beginning of the third quarter of 2003. This statement did not affect the financial instruments we currently use, and therefore the adoption of SFAS No. 150 did not impact our financial statements.

In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This standard requires employee stock options other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R); is effective for periods beginning after June 15, 2005. We are evaluating the transition methods available under this standard but do not expect its impact to be material to our results of operations or financial position.

4. DISCONTINUED OPERATIONS

In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amounts were to be paid in two annual installments, the first of which was received in July 2004. This subsidiary is reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the year ended December 31, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $2.6 million and $3.5 million for 2003 and 2002, respectively. This operation was previously reported in the Specialty Papers business unit.

5. RESTRUCTURING CHARGES

North American Restructuring Program The North American Restructuring Program, which was initiated in the second quarter of 2004, is designed to improve operating results by enhancing product and service offerings in Specialty Papers’ book publishing markets, growing revenue from uncoated specialty papers, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. In conjunction with this initiative, we negotiated a new labor agreement that enables us to achieve targeted workforce reduction levels at our Spring Grove, PA facility. As part of the new labor agreement, we offered a voluntary early retirement benefits package to eligible employees. These special termination benefits resulted in a charge of $16.5 million in 2004, substantially all of which is for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs. In addition, we recorded restructuring charges totaling $0.7 million, for severance and related pension and other post employment benefits (“OPEB”) associated with the elimination of certain non-represented positions. The following table sets forth activity in the North American Restructuring Program restructuring reserve.

Year Ended
December 31,
In thousands	2004

Beginning balance	$0
Amounts accrued	17,187
Payments made	(644)
To be paid:
From pension plan assets	(11,255)
As OPEB benefits	(5,228)

Ending balance	$60

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

GLATFELTER

Neenah Restructuring In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility. This initiative, which resulted in the elimination of approximately 190 positions and the modification of a long-term steam supply contract, was initiated to allow us to reallocate resources to more fully support opportunities in higher growth, more profitable specialty markets. The machines and processes abandoned had supported our Specialty Papers business unit. The results for 2003 include related pre-tax charges of $13.5 million, of which $6.5 million are reflected in the consolidated income statement as components of cost of products sold, and $7.0 million are reflected as “restructuring charges.”

The results of operations in 2004 include $3.2 million of Neenah related restructuring charges, of which $3.0 million represents a fee paid to modify a steam supply contract at the Neenah facility in connection with the restructuring initiative. The remaining amount represents adjustments to estimated benefit continuation costs.

The following table sets forth information with respect to Neenah restructuring charges:

	Year Ended December 31
In thousands	2004	2003

Contract modification fee	$3,000	$—
Depreciation on abandoned equipment	—	5,974
Severance and benefit continuation	188	1,874
Pension and other retirement benefits	—	4,878
Other	—	768

Total	$3,188	$13,494

The following table summarizes activity in the Neenah Restructuring reserve:

	Year Ended December 31
In thousands	2004	2003

Beginning balance	$1,625	$—
Amounts accrued	3,188	2,105
Payments made	(4,065)	(480)

Ending balance	$748	$1,625

As of December 31, 2004, the amounts accrued related to the Neenah restructuring represent only those charges that are expected to result in cash payments and primarily consist of severance payments, benefits continuation and medical retirement benefits. The Neenah restructuring charge totaled $16.7 million, of which $6.5 million was non-cash related, and $5.4 million is to be paid out of pension plan assets.

6. UNUSUAL ITEMS

Unusual items in 2003 reflect an $11.5 million charge relating to our former Ecusta Division, which was sold in 2001. Under the Ecusta Division acquisition agreement, we are indemnified for certain liabilities that have been assumed by the buyers. We had previously accrued liabilities related to certain post-retirement benefits, workers compensation claims and vendor payables and established a corresponding receivable due from the buyers. We paid the portion of these liabilities that became due and sought reimbursement from the buyers, which, to date, they have refused.

Unusual items in 2002 included a $1.5 million contingent liability related to environmental matters with the Pennsylvania Department of Environmental Protection (“Pennsylvania DEP”). This charge was offset by a $3.5 million gain for the settlement of certain escrow claims, including interest and associated liabilities related to the 1998 acquisition of our Schoeller & Hoesch (“S&H”) subsidiary.

7. GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain/(loss)

2004
Timberlands	4,482	$56,586	$55,355
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	724	600

Total		$60,171	$58,509

2003
Timberlands	25,500	$37,850	$31,234
Other	n/a	2,892	1,100

Total		$40,742	$32,334

All property sales completed in 2004 were sold for cash. As consideration for the timberlands sold in 2003, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.

GLATFELTER

8. EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2004	2003	2002

Income from continuing operations	$56,102	$12,986	$37,637
Loss from discontinued operations	—	(325)	(42)

Net income	$56,102	$12,661	$37,595

Weighted average common shares outstanding used in basic EPS	43,856	43,731	43,396
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	167	29	395

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,023	43,760	43,791

Basic EPS
Income from continuing operations	$1.28	$0.30	$0.87
Loss from discontinued operations	—	(0.01)	—

Net income	$1.28	$0.29	$0.87

Diluted EPS
Income from continuing operations	$1.27	$0.30	$0.86
Loss from discontinued operations	—	(0.01)	—

Net income	$1.27	$0.29	$0.86

The following table sets forth the potential common shares outstanding for options to purchase shares of common stock that were outstanding but were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive.

In thousands	2004	2003	2002

Potential common shares	1,664	1,846	1,996

9. GAIN ON INSURANCE RECOVERIES

During 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for 2004 totaled $32.8 million and were received in cash prior to December 31, 2004.

10. INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on effective tax law and rates.

The provision for income taxes from continuing operations consisted of the following:

	Year Ended December 31
In thousands	2004	2003	2002

Current taxes
Federal	$8,982	$(723)	$1,135
State	5,262	27	18
Foreign	3,053	347	2,426

	17,297	(349)	3,579
Deferred taxes
Federal	14,292	1,562	12,653
State	101	2,950	167
Foreign	2,971	3,267	5,093

	17,364	7,779	17,913

Total provision for income taxes from continuing operations	$34,661	$7,430	$21,492

The following are domestic and foreign components of pretax income from continuing operations:

	Year Ended December 31
In thousands	2004	2003	2002

United States	$78,627	$16,968	$38,742
Foreign	12,136	3,448	20,387

Total pretax income	$90,763	$20,416	$59,129

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes from continuing operations, and the actual income tax:

	Year Ended December 31
In thousands	2004	2003	2002

Federal income tax provision at statutory rate	$31,767	$7,146	$20,695
State income taxes, net of federal income tax benefit	3,486	1,935	120
Tax effect of bargain sale	—	(3,991)	—
Tax effect of tax credits	(3,690)	(1,493)	(300)
Valuation allowance	3,078	5,027	—
Resolution/(provision) of tax matters	263	(1,723)	—

Other	(243)	529	977

Total provision for income taxes from continuing operations	$34,661	$7,430	$21,492

GLATFELTER

The sources of deferred income taxes were as follows:

In thousands	2004	2003

Deferred tax assets:
Reserves	$16,397	$19,362
Compensation	3,344	4,952
Post-retirement benefits	12,583	10,448
Property	182	168
Pension	890	765
Inventories	368	427
Tax carryforwards	24,339	27,917
Other	3,023	11,256

Subtotal	61,126	75,295
Valuation allowance	(20,037)	(15,777)

Total deferred tax assets	41,089	59,518
Deferred tax liabilities:
Property	124,833	127,262
Pension	95,741	92,009
Installment sale	12,521	12,679
Other	5,535	6,324

Total deferred tax liabilities	238,630	238,274

Net deferred tax liabilities	$197,541	$178,756

At December 31, 2004, the Company had state and foreign tax net operating loss (“NOL”) carryforwards of $60.8 million and $11.7 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2005 and 2024; and the foreign NOL carryforwards do not expire.

In addition, the Company had federal charitable contribution carryforwards of $11.1 million, which expires in 2008, federal foreign tax credit carryforwards of $0.9 million, which expire between 2013 and 2014, and various state tax credit carryforwards totaling $5.0 million, which expire between 2005 and 2019.

The Company has established a valuation allowance of $20.0 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state tax carryforwards, a federal charitable contribution carryforward, and certain deferred foreign tax credits.

At December 31, 2004 and 2003, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $55.9 million and $42.5 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2004, no deferred tax liability has been recognized in the Company’s financial statements.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of December 31, 2004, management has not decided whether, and to what extent, the Company would repatriate foreign earnings under the Act. Neither the amount of repatriation nor the related income tax effect from such repatriation can be reasonably estimated at this time. The income tax effect is dependent upon a number of factors, which are being analyzed, including, among others, the cost of financing, the cash requirements of foreign entities and the issuance of additional guidance from the U.S. Treasury Department. The Company will continue to analyze the effect of this provision and expects to complete this analysis before the end of 2005, and will recognize the income tax effect, if any, in the period when a decision whether to repatriate is made.

The net deferred taxes reported on our Consolidated Balance Sheets as of December 31 are as follows:

	2004				2003
In thousands	Federal	State	Foreign	Total	Total

Current asset	$7,880	$322	$708	$8,910	$22,095
Current liability			1,010	1,010	1,071
Long-term asset			6,633	6,633	8,054
Long-term liability	159,143	28,234	24,697	212,074	207,834

The components of the net deferred tax balances as of December 31 are as follows:

	2004				2003
In thousands	Federal	State	Foreign	Total	Total

Deferred tax assets:
Current	$7,880	$322	$708	$8,910	$22,095
Long-term	21,395	4,151	6,633	32,179	37,423

	$29,275	$4,473	$7,341	$41,089	$59,518

Deferred tax liabilities:
Current	—	—	$1,010	$1,010	$1,071
Long-term	180,538	32,385	24,697	237,620	237,203

	$180,538	$32,385	$25,707	$238,630	$238,274

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

Restricted Stock Units During 2004, 157,280 nonvested RSUs, net of forfeitures, were awarded, under the 1992 Key Employee Long-Term Incentive Plan, to executive officers and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three, four, and five year period. On the grant date, the RSUs, net of forfeitures were valued at $1.7 million and were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheet. Stock-based compensation expense with respect to the RSUs totaled $0.5 million during the 2004.

Restricted Stock Performance Awards The following table summarizes shares of restricted common stock awarded under the 1992 Plan:

For the year ended December 31:	Awards

2003	2,660
2002	29,926

Awards issued in 2003 and 2002 vest ratably over a three-year period. Awarded shares are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified time period. Awards made in 2003 and 2002 are also subject to forfeiture if targeted earnings per share or shareholder returns measures are not met.

The number of shares otherwise required to be delivered may be reduced by an amount that would have a fair market value equal to the taxes we withhold on delivery. We may also, at our discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be delivered. The following table summarizes stock-based compensation expense with respect to restricted stock performance awards for each of the past three years:

In thousands	Compensation Expense

2004	$(443)
2003	533
2002	362

Non-Qualified Stock Options The following table summarizes the activity with respect to non-qualified options to purchase shares of common stock granted under the 1992 Plan:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,304,339	$14.71	2,828,529	$15.00	3,736,182	$14.79
Granted	51,250	11.18	40,990	11.75	309,450	13.98
Exercised	(72,850)	12.61	(43,287)	12.60	(790,800)	13.26
Canceled	(184,127)	15.51	(521,893)	16.47	(426,303)	15.60

Outstanding at end of year	2,098,612	14.65	2,304,339	14.71	2,828,529	15.00

Exercisable at end of year	1,956,439	$15.17	1,410,614	$15.45	1,436,681	$15.94

GLATFELTER

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Option Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
	Shares	Contractual Life	Exercise Price	Outstanding	Exercise Price

$10.78 to $12.41	434,810	4.9	$12.11	373,237	$12.25
12.95 to 14.44	732,097	6.4	13.28	651,497	13.32
15.44 to 17.16	471,275	5.9	15.74	471,275	15.74
17.54 to 18.78	460,430	2.4	18.13	460,430	18.13

	2,098,612	5.1		1,956,439

An additional 112,720 options became exercisable January 1, 2005 at a weighted-average exercise price of $12.42.

Options granted prior to 2002 become exercisable for 25% of the grant amount, beginning January 1 of the year following the date of grant, assuming six months has passed. An additional 25% become exercisable on January 1 of each of the next three years. Options not exercisable in this format are exercisable in full either six months or one year from the date of grant. Stock options granted after December 31, 2001 vest ratably over three years beginning January 1 of the year following the date of grant. In December 2003, the Compensation Committee accelerated the vesting of options granted during December 2001 and December 2002, to become fully vested as of January 1, 2004. Vesting was accelerated for an aggregate of 639,610 shares, of which 98,300 were previously vested under their original terms. Since the options’ exercise price was greater than the market value of the underlying common stock at the time vesting was accelerated, no compensation expense was recognized. All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant.

The exercise price represents the average quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.

The 1992 plan, as amended, expires in 2007. As of December 31, 2004, 1,205,815 shares of common stock were available for future issuance under the 1992 Plan.

12. RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We have both funded and, with respect to our international operations, unfunded noncontributory defined-benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. We use a December 31-measurement date for all of our defined benefit plans.

We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2004	2003	2004	2003

Change in Benefit Obligation
Balance at beginning of year	$267.2	$249.8	$39.7	$49.4
Service Cost	3.9	3.7	1.0	1.0
Interest Cost	16.1	16.3	2.4	2.5
Plan amendments	0.2	4.7		(4.6)
Actuarial loss	15.9	10.0	2.0	(4.3)
Benefits paid	(18.4)	(17.0)	(3.6)	(4.0)
Impact of curtailments	(0.5)	(0.3)	5.1	(0.3)
Impact of special termination benefits	10.8	—	0.1	—

Balance at end of year	$295.2	$267.2	46.7	$39.7

Change in Plan Assets
Fair value of plan assets at beginning of year	$445.7	$385.9	$—	$—
Actual return on plan assets	35.8	74.5	—	—
Employer contributions	2.5	2.3	3.6	4.0
Benefits paid	(18.4)	(17.0)	(3.6)	(4.0)

Fair value of plan assets at end of year	$465.6	$445.7	$—	$—

Reconciliation of Funded Status
Funded Status	$170.4	$178.5	$(46.7)	$(39.7)
Unrecognized transition assets	—	(0.9)	—	—
Unrecognized prior service cost	21.7	24.3	(6.8)	(7.6)
Unrecognized (gain) loss	33.4	15.2	21.1	20.4

Net amount recognized	$225.5	$217.1	$(32.4)	$(26.9)

GLATFELTER

The net prepaid pension cost for qualified pension plans is primarily included in “Other assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2004 and 2003.

Amounts recognized in the consolidated balance sheet consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2004	2003	2004	2003

Prepaid benefit cost	$245.4	$236.3	$—	$—
Accrued benefit liability	(19.9)	(19.2)	(32.4)	(26.9)

Net amount recognized	$225.5	$217.1	$(32.4)	$(26.9)

The accumulated benefit obligation for all defined benefit pension plans was $283.2 million and $262.2 at December 31, 2004 and 2003, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Discount rate - benefit obligation	5.75%	6.25%	5.75%	6.25%
Future compensation growth rate	4.0	4.0	—	—

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2004	2003

Projected benefit obligation	$23.1	$29.8
Accumulated benefit obligation	21.8	27.1
Fair value of plan assets	—	—

Net periodic benefit (income) cost includes the following components:

	Year Ended December 31
In millions	2004	2003	2002

Pension Benefits
Service cost	$3.9	$3.7	$4.3
Interest cost	16.1	16.3	15.5
Expected return on plan assets	(39.4)	(38.7)	(46.7)
Amortization of transition asset	(0.8)	(1.3)	(1.9)
Amortization of prior service cost	2.4	2.8	1.4
Recognized actuarial (gain) loss	0.4	0.0	(5.3)

Net periodic benefit (income) cost	(17.4)	(17.2)	(32.7)
Special termination benefits	—	5.4	1.7
Curtailment and settlement	11.4	—	—

Total net periodic benefit (income) cost	$(6.0)	$(11.8)	$(31.0)

Other Benefits
Service cost	$1.0	$1.0	$1.4
Interest cost	2.4	2.5	3.2
Expected return on plan assets	—	—	—
Amortization of transition asset	—	—	—
Amortization of prior service cost	(0.7)	(0.8)	(0.4)
Recognized actuarial (gain) loss	1.2	1.1	1.4

Net periodic benefit (income) cost	3.9	3.8	5.6
Special termination benefits	5.2	(0.5)	—
Plan amendments	—	(0.7)	—
Curtailment and settlement	—	—	—

Total net periodic benefit cost	$9.1	$2.6	$5.6

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
In millions	2004	2003	2002

Pension Benefits
Discount rate – benefit expense	6.25%	6.75%	7.0%
Future compensation growth rate	4.0	4.0	3.5
Expected long-term rate of return on plan assets	8.5	8.5	9.0

Other Benefits
Discount rate – benefit expense	6.25%	6.75%	7.0%
Future compensation growth rate	—	—	—
Expected long-term rate of return on plan assets	—	—	—

     To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.5% long-term rate of return on plan assets assumption for 2004.

GLATFELTER

Assumed health care cost trend rates at December 31 were as follows

	2004	2003

Health care cost trend rate assumed for next year	11.5%	13.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate rate	2014	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
In thousands	increase	decrease

Effect on:
Post-retirement benefit obligation	$3,744	$(3,303)
Total of service and interest cost components	376	(325)

Plan Assets

Glatfelter’s pension plan weighted-average allocations at December 31, 2004 and 2003, by asset category, are as follows:

	2004	2003

Asset Category
Equity securities	66%	74%
Debt securities	30	18
Cash and real estate	4	8

Total	100%	100%

Our objective is to achieve an above-market rate of return on our pension plan assets. Based upon this objective, along with the timing of benefit payments and the risks associated with various asset classes available for investment, we have established the following asset allocation guidelines:

	Minimum	Target	Maximum

Equity	60%	70%	80%
Fixed Income & Other	20%	30%	40%

Real estate can be between 0% and 5% of the target equity allocation. Glatfelter stock can also be between 0% and 5% of the target equity allocation, although there were no holdings of Glatfelter stock as of December 31, 2004 or 2003. Our investment policy prohibits the investment in certain securities without the approval of the Finance Committee of the Board of Directors. Regarding Fixed Income securities, the weighted-average credit quality will be at least “AA” with a “BBB” minimum credit quality for each issue.

Cash Flow We do not expect to make contributions to our qualified pension plans in 2005. Contributions and benefit payments expected to be made in 2005 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands

Nonqualified pension plans	$1,680
Other benefit plans	4,983

Defined Contribution Plans We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $0.7 million, $0.7 million and $1.2 million in 2004, 2003 and 2002, respectively.

13. INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2004	2003

Raw materials	$14,974	$15,106
In-process and finished	39,327	32,145
Supplies	24,535	24,318

Total	$78,836	$71,569

If we had valued all inventories using the average-cost method, inventories would have been 12.6 million and $14.4 million higher than reported at December 31, 2004 and 2003, respectively. During 2003 we liquidated certain LIFO inventories, the effect of which did not have a significant impact on net income.

At December 31, 2004 and 2003, the recorded value of the above inventories was approximately $0.8 million and $1.6 million, respectively, lower than inventories for income tax purposes.

14. PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2004	2003

Land and buildings	$137,668	$129,130
Machinery and equipment	902,835	880,897
Other	85,891	86,306
Accumulated depreciation	(611,852)	(560,291)

	514,542	536,042
Construction in progress	3,219	4,454
Timberlands, less depletion	2,651	2,464

Plant, equipment and timberlands – net	$520,412	$542,960

GLATFELTER

15. OTHER CURRENT LIABILITIES

Other current liabilities is summarized as follows:

	December 31
In thousands	2004	2003

Accrued payroll and benefits	$19,525	$13,791
Other accrued compensation and retirement benefits	8,838	6,929
Income taxes payable	15,317	1,565
Other accrued expenses	14,534	21,965

Total	$58,214	$44,250

16. LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2004	2003

Revolving credit facility, due June 2006	$23,277	$64,047
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	446	1,228

Total long-term debt	207,723	249,275
Less current portion	(446)	(806)

Long-term debt, excluding current portion	$207,277	$248,469

On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the “Facility”) with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility, which replaced an old facility, enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, both of which we are in compliance with at December 31, 2004.

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

At December 31, 2004 and 2003, we had $4.0 million and $3.3 million, respectively, of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

17. CROSS-CURRENCY SWAP

In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately €73.0 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany. The cross-currency swap is recorded in the Consolidated Balance Sheets at fair value of $(29.6) and $(22.0) million at December 31, 2004 and 2003, respectively, under the caption “Other long-term liabilities.” Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Consolidated Statements of Income. The mark-to-market adjustment was offset by the related remeasurement of the U.S. dollar denominated inter-company obligations.

The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.

GLATFELTER

18. SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2004	2003	2002

Shares outstanding at beginning of year	43,782	43,644	42,750
Treasury shares issued for:
Restricted stock performance awards	19	8	5
401(k) plan	69	80	92
Director compensation	7	7	6
Employee stock options exercised	73	43	791

Shares outstanding at end of year	43,950	43,782	43,644

19. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments

The following table summarizes the minimum annual rentals due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year. Other contractual obligations primarily represent minimum purchase commitments under steam, energy and pulpwood supply contracts.

In thousands	Leases	Other

2005	2,289	21,086
2006	1,166	19,726
2007	1,059	7,872
2008	733	7,722
2009	695	7,700

At December 31, 2004, required minimum annual rentals due under operating leases and other similar contractual obligation aggregated $15.4 million and $121.9 million, respectively.

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

Beginning in April 2003, governmental authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain potential landfill closure liabilities (“Landfill Closure Costs”) associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of the landfills. In March 2004, the NCDENR issued us an order requiring the closure of one of the three landfills at issue. We intend to pursue reimbursement for any such Landfill Closure Costs from the Buyers under the indemnification provisions of the Acquisition Agreement.

Based on our analysis of available information and our landfill closure experience, we estimated the Landfill Closure Costs would total approximately $7.6 million. During 2003, we established a reserve in this amount through charges to our results of operations. In November 2004, in compliance with the March 2004 NCDENR order, we completed the physical closure of the subject landfill. As of December 31, 2004, our reserve for Landfill Closure Costs declined to $6.4 million, reflecting costs paid to date. We believe this reserve to be adequate based on our assessment of remaining Landfill Closure Costs to be incurred.

In addition to Landfill Closure Costs, prior to 2003 we had recorded liabilities for Third Party Claims, primarily related to workers compensation claims, for approximately $2.2 million.

We continue to believe the Buyers are responsible for the Landfill Closure Costs and the Third Party Claims under provisions of the Acquisition Agreement, and believe we have a strong legal basis to seek indemnification. We intend to pursue appropriate avenues to enforce the provisions of the Acquisition Agreement.

In October 2004, the bankruptcy trustee for the estates of RFS Ecusta and RFS US filed a complaint in the U.S. Bankruptcy Court for the Western District of North Carolina against certain of the Buyers and other related parties (“Defendant Buyers”) and us. The complaint alleges, among other things, that the Defendant Buyers engaged in fraud and fraudulent transfers and breached their fiduciary duties. With respect to Glatfelter, the

GLATFELTER

complaint alleges that we aided and abetted the Defendant Buyers in their purported actions in the Defendant Buyers’ structuring of the acquisition of the Ecusta Division and asserts a claim against us under the Bankruptcy Code. The trustee seeks damages from us in an amount not less than $25.8 million, plus interest, and other relief. We believe these claims are largely without merit and we are vigorously defending ourselves in this action. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements.

The bankruptcy trustee filed another complaint, also in the U.S. Bankruptcy Court for the Western District of North Carolina, against us, certain banks and other parties, seeking, among other things, damages totaling $6.5 million for alleged breaches of the Acquisition Agreement (the “Breach Claims”), release of certain amounts held in escrow totaling $3.5 million (the “Escrow Claims”) and recoveries of unspecified amounts allegedly payable under the Acquisition Agreement and a related agreement. As we previously disclosed, we were first notified of the potential Breach Claims in July 2002, which are primarily related to the physical condition of the Ecusta mill at the time of sale. We believe these claims are without merit. With respect to the Escrow Claims, the trustee seeks the release of certain amounts held in escrow related to the sale of the Ecusta Division, of which $2.0 million was escrowed at the time of closing in the event of claims arising such as those asserted in the Breach Claim. The Escrow Claims also include amounts alleged to total $1.5 million arising from sales by us of certain properties at or around the Ecusta mill. We have previously reserved such escrowed amounts and they are recorded in the accompanying Condensed Consolidated Balance Sheets as “Other long-term liabilities.” We are vigorously defending ourselves in this action.

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

Spring Grove, Pennsylvania In 1999, the Pennsylvania Department of Environmental Protection (“DEP”) issued to us a Notice of Violation (“NOV”) alleging violations of air pollution control laws primarily for purportedly failing to obtain appropriate pre-construction air quality permits in conjunction with the installation of a turbine generator at our Spring Grove facility.

The Pennsylvania DEP’s NOV pertained to a modification for which we did not receive a pre-construction permit. In October 2004, we entered into a Consent Order and Agreement with the Pennsylvania DEP that requires us to pay a $0.1 million penalty, complete certain other corrective actions and install an air pollution control device at the Spring Grove facility, the related capital expenditure requirement does not represent a material amount. This agreement did not have a material impact on our consolidated financial position or our results of operations.

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

GLATFELTER

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

The following summarizes the status of our potential exposure:

Response Actions

OU1 and OU2 On January 7, 2003, the Wisconsin Department of Natural Resources (the “Wisconsin DNR”) and the Environmental Protection Agency (“EPA”) issued a Record of Decision (“ROD”) for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. Wisconsin DNR and EPA estimate that the remedy for these two reaches will cost approximately $75 million but could cost within a range from approximately $52 million to $112 million.

On July 1, 2003, WTM I entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding the implementation of the Remedial Design for OU1.

On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (“the OU1 Consent Decree”) with the U.S. District Court for the Eastern District of Wisconsin. In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin entered the OU1 Consent Decree. Under terms of the OU1 Consent Decree, Glatfelter and WTM I each agreed to pay approximately $27 million, of which $25.0 million from each was placed in escrow to fund response work associated with remedial actions specified in the ROD. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup. The remaining amount agreed to be paid under the consent decree is for NRD, NRD assessment and Past Costs incurred by the government.

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

The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River. In mid 2004, together with WTM I, we began activities to remediate the area known as OU1. These activities included, among others, construction of de-watering and water-treatment facilities, and commencement of dredging of portions of the OU1. In 2004 we completed dredging, dewatering and disposal activities covering of approximately 18,000 cubic yards of contaminated sediment from various locations in OU1.

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

GLATFELTER

themselves and seek response costs from any of the identified PRPs, including Glatfelter.

At December 31, 2004, our portion of the escrow fund totaled approximately $20.2 million, of which $7.2 million is recorded in the accompanying Condensed Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $13.0 million is included under the caption “Other assets.” As of December 31, 2004, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $21.1 million.

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

We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for OU3–5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility.

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

GLATFELTER

While the OU1 Consent Decree clarifies exposure we may have with regard to the Fox River site, it does not completely resolve our potential liability related to this matter. We continue to believe that this matter may result in litigation, but cannot predict the timing, nature, extent or magnitude of such litigation. We currently are unable to predict our ultimate cost related to this matter.

Reserves for Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves as of December 31, 2004 and 2003.

	December 31,
In millions	2004	2003

Recorded as:
Environmental liabilities	$7.7	$27.0
Other long-term liabilities	13.9	2.4

Total	$21.6	$29.4

The classification of our environmental liabilities is based on the development of the underlying remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges to our results of operations during 2004 or 2003 related to these matters.

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

Range of Reasonably Possible Outcomes – Neenah, Wisconsin Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 will be satisfactorily completed for the amounts expected to be committed under the OU1 Consent Decree. Our assessment is dependent, in part, on successful use of anticipated dredging techniques and the ultimate extent of such dredging, and on the successful negotiation of acceptable contracts to complete remediation related activities.

The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to judicial interpretations that find CERCLA imposes joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.

Based on our analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed our reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $115 million, over a period that is undeterminable but could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.

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

GLATFELTER

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

We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the insurers that is a defendant in our Wisconsin litigation has filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. In 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the year ended 2004 totaled $32.8 million and were fully received in cash prior to the end of the year.

Summary Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on the Company. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the lower Fox River and the Bay of Green Bay, if we are not successful in managing the implementation of the OU1 Consent Decree and/or if we are ordered to implement the remedy proposed in the Second ROD, such developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and may result in a default under our loan covenants.

We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

GLATFELTER

20. SEGMENT AND GEOGRAPHIC INFORMATION

In connection with the implementation of the North American Restructuring Program and other initiatives, during 2004, we changed the way we manage our business and transitioned from three distinct business units to two: the Europe-based Long Fiber & Overlay Papers business unit and the North America-based Specialty Papers business unit. While the Long Fiber & Overlay Papers business unit remains unchanged, the formation of the Specialty Papers business unit, which consists of the former Engineered Products and the Printing & Converting Papers business units, allows us to more effectively manage the demand planning process, optimize product mix, minimize process variability and meet the demands of our customers. As a result of this transition, all segment data has been restated to give effect to the further refinement of our organizational structure discussed above.

The following table sets forth profitability and other information by business unit for the year ended December 31:

	Specialty Papers			Long Fiber & Overlay			Other and Unallocated			Total
In millions	2004	2003	2002	2004	2003	2002	2004	2003	2002	2004	2003	2002

Net sales	$337	$358	$385	$205	$165	$135	$1	$10	$20	$543	$533	$540
Energy sales, net	10	10	10	—	—	—	—	—	—	10	10	10

Total revenue	347	368	395	205	165	135	1	10	20	553	543	550
Costs of products sold	312	326	329	164	131	103	1	15	19	477	471	451

Gross profit	35	42	66	41	34	32	—	(5)	1	76	72	99
SG&A	38	44	44	23	17	14	—	—	1	61	61	59
Pension income							(17)	(17)	(33)	(17)	(17)	(33)
Restructuring recorded as component of COS							—	7	—	—	7	—
Restructuring charges							20	7	4	20	7	4
Unusual items							—	12	(2)	—	12	(2)
Gains on dispositions of plant, equipment and timberlands							(58)	(32)	(1)	(58)	(32)	(1)
Gain on insurance recoveries							(33)	—	—	(33)	—	—

Total operating income (loss)	(3)	(2)	22	18	17	18	88	19	32	103	34	72
Nonoperating income (expense)							(13)	(14)	(13)	(13)	(14)	(13)

Income from continuing operations before income taxes	$(3)	$(2)	$22	$18	$17	$18	$75	$5	$19	$90	$20	$59

Supplemental Data
Plant, equipment and timberlands, net	$351	$377	$396	$169	$166	$121	—	—	—	$520	$543	$517
Depreciation expense	37	44	35	14	12	10	—	—	—	51	56	45

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services

Management evaluates results of operations before non-cash pension income, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that Company’s performance is evaluated internally and by the Company’s Board of Directors.

We sell a significant portion of our specialty papers through wholesale paper merchants. No individual customer accounted for more than 10% of our consolidated net sales in 2004, 2003 or 2002.

GLATFELTER

Our 2004, 2003 and 2002 net sales to external customers and location of net plant, equipment and timberlands as of December 31, 2004, 2003 and 2002 are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2004		2003		2002
		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$353,284	$351,086	$367,903	$377,182	$386,458	$396,160
Germany	156,337	149,513	138,630	147,651	128,574	104,477
Other	33,903	19,813	26,660	18,127	25,315	16,416

Total	$543,524	$520,412	$533,193	$542,960	$540,347	$517,053

21. QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share

							Diluted
	Net sales		Gross Profit		Net Income		Earnings Per Share
	2004	2003	2004	2003	2004	2003	2004	2003

First	$132,078	$142,286	$20,499	$30,307	$36,258	$26,777	$0.83	$0.61
Second	129,029	129,620	16,042	18,269	(1,629)	269	(0.04)	0.01
Third	143,075	131,904	27,042	19,957	2,199	(6,665)	0.05	(0.15)
Fourth	139,342	129,383	28,831	11,013	19,274	(7,720)	0.44	(0.18)

Total	$543,524	$533,193	$92,414	$79,546	$56,102	$12,661	$1.28	$0.29

The information set forth above includes the following on an after-tax basis:

			Gains on Sales of Plant,
			Equipment and
	Restructuring Charges and		Timberlands, and Other				Diluted
	Unusual Items		Asset Sales		Insurance Recoveries		Earnings Per Share
In thousands	2004	2003	2004	2003	2004	2003	2004	2003

First	$—	$—	$19,559	$19,311	$15,221	$—	$0.80	$0.44
Second	(524)	—	—	—	181	—	(0.01)	—
Third	(10,249)	(10,330)	947	—	5,908	—	(0.08)	(0.23)
Fourth	(1,950)	(7,258)	13,558	—	—	—	0.27	(0.17)

Total	$(12,723)	$(17,588)	$34,064	$19,311	$21,310	—	$0.98	$0.03

GLATFELTER

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2004, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm.

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 — Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended December 31, 2004, that has materially affected or are reasonably likely to materially affect our internal control over financial reporting. In the course of completing our evaluation of internal control over financial reporting we implemented certain changes and enhancements to our controls. These primarily related to segregation of duties and documentation of the functioning of controls.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2005. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, the members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

Executive Officers of the Registrant. The information with respect to the executive officers required under this Item is set forth in Part I of this report.

We have adopted a Code of Business Ethics for the CEO and Senior Financial Officers in compliance with applicable rules of the Securities and Exchange Commission that applies to our chief executive officer, chief financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethical Business Conduct is filed as an exhibit to this Annual Report on Form 10-K and is available on our website, free of charge, at www.glatfelter.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2005.

GLATFELTER

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:

		i.	Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002
		ii.	Consolidated Balance Sheets as of December 31, 2004 and 2003
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

	2.		Financial Statement Schedules (Consolidated) are included in Part IV:

		i.	Schedule II -Valuation and Qualifying Accounts — For Each of the Three Years in the Period Ended December 31, 2004

GLATFELTER

(c) Exhibit Index

						Incorporated by
Exhibit Number		Description of Documents				Reference to
				Exhibit		(Filing)
(2)		Amended and Restated Acquisition Agreement dated as of August 9, 2001 by and among Purico (IOM) Limited, RF & Son Inc., RFS US Inc. and RFS Ecusta Inc., as Buyers, and P. H. Glatfelter Company and Mollanvick, Inc., as Sellers.		2		August 24, 2001 Form 8-K

(3)	(a)	Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation, as amended by:		3	(a)	1993 Form 10-K

		i.	Articles of Merger dated January 30, 1979	3	(a)	1993 Form 10-K

		ii.	Statement of Reduction of Authorized Shares dated May 12, 1980	3	(a)	1993 Form 10-K

		iii.	Statement of Reduction of Authorized Shares dated September 23, 1981	3	(a)	1993 Form 10-K

		iv.	Statement of Reduction of Authorized Shares dated August 2, 1982	3	(a)	1993 Form 10-K

		v.	Statement of Reduction of Authorized Shares dated July 29, 1983	3	(a)	1993 Form 10-K

		vi.	Articles of Amendment dated April 25, 1984	3	(a)	1994 Form 10-K

		vii.	Statement of Reduction of Authorized Shares dated October 15, 1984	3	(b)	1984 Form 10-K

		viii.	Statement of Reduction of Authorized Shares dated December 24, 1985	3	(b)	1985 Form 10-K

		ix.	Articles of Amendment dated April 23, 1986	(3)		March 31, 1986 Form 10-Q

		x.	Statement of Reduction of Authorized Shares dated July 11, 1986	3	(b)	1986 Form 10-K

		xi.	Statement of Reduction of Authorized Shares dated March 25, 1988	3	(b)	1987 Form 10-K

		xii.	Statement of Reduction of Authorized Shares dated November 9, 1988	3	(b)	1988 Form 10-K

		xiii.	Statement of Reduction of Authorized Shares dated April 24, 1989	3	(b)	1989 Form 10-K

		xiv.	Articles of Amendment dated November 29, 1990	3	(b)	1990 Form 10-K

		xv.	Articles of Amendment dated June 26, 1991	3	(b)	1991 Form 10-K

		xvi.	Articles of Amendment dated August 7, 1992	3	(b)	1992 Form 10-K

		xvii.	Articles of Amendment dated July 30, 1993	3	(b)	1993 Form 10-K

		xviii.	Articles of Amendment dated January 26, 1994	3	(b)	1993 Form 10-K

	(b)	Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR)		3	(c)	1993 Form 10-K

	(c)	By-Laws as amended through March 9, 2005, filed herewith.

4	(a)	Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8 Notes due 2007.		4.1		Form S-4, Reg. No. 333-36395

	(b)	Registration Rights Agreement, dated as of July 22, 1997, among P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8 Notes due 2007.		4.3		Form S-4, Reg. No. 333-36395

10	(a)	P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001.		10	(a)	2000 Form 10-K**

	(b)	P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000.		10	(c)	2000 Form 10-K**

	(c)	Description of Executive Salary Continuation Plan.		10	(g)	1990 Form 10-K**

	(d)	P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998.		10	(f)	1998 Form 10-K**

	(e)	P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000.		10	(g)	2000 Form 10-K **

	(f)	P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998.		10	(h)	1998 Form 10-K**

	(g)	Change in Control Employment Agreement by and between P. H. Glatfelter Company and George H. Glatfelter II, dated as of December 31, 2000.		10	(i)	2000 Form 10-K **

	(h)	Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 31, 2000.		10.1		June 30, 2003 Form 10-Q **

GLATFELTER

					Incorporated by
Exhibit Number			Description of Documents		Reference to
				Exhibit	(Filing)
	(h)	(A)	Schedule of Change in Control Employment Agreements, filed herewith. **

	(i)		Loan Agreement, dated February 24, 1997, between P. H. Glatfelter Company, as borrower, and GWS Valuch, Inc., as lender.	10(h)	1996 Form 10-k

	(j)
Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin.
				10(i)	1996 Form 10-K

	(k)		Credit Agreement, dated as of June 24, 2002, among P. H. Glatfelter Company, various subsidiary borrowers, Deutsche Bank AG New York Branch, as Agent, and various lending institutions with Deutsche Bank Securities Inc., as Lead Arranger and Book Runner.	10.1	June 30, 2002 Form 10-Q

	(l)		Increase in Commitments and Lender Addition Agreement.	10.1	September 30, 2002 Form 10Q

	(m)		Supply and Service Agreement dated as of August 1, 2001 by and among Purico GmbH, Purico (IOM) Limited and Papierfabrik Schoeller & Hoesch GmbH & Co.	10(s)	2001 Form 10-K

	(n)		Contract for the Purchase and Bargain Sale of Property (exhibits omitted).	10(m)	2002 Form 10-K

	(o)		Employment agreement between the Registrant and John C. van Roden, Jr., Chief Financial Officer.	10.1	March 31, 2003 Form 10-Q**

	(p)		Severance Agreement and General Release between Mr. C. Matthew Smith and the Registrant, dated January 31, 2005.	10.1	January 31, 2005 Form 8-K

	(q)		Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC, (a wholly owned subsidiary of the Registrant) and Suntrust Bank, as Administrative Agent.	10.3	March 31, 2003 Form 10-Q

	(r)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.).	10.2	October 1, 2003 Form 8-K/A – No. 1

	(s)		Employment agreement between the Registrant and John Jacunski, Vice President and Corporate Controller.	10(u)	2003 Form 10-K**

	(t)		Compensatory Arrangements with Certain Executive Officers, filed herewith.**

	(u)		Summary of Non-Employee Director Compensation, (effective January 1, 2005).	10.1	December 15, 2004 Form 8-K

	(v)		Contract for the Purchase and Sale of Property, dated September 21, 2004, among Glatfelter Pulp Wood Company, The Conservation Fund and Stewart Title Guaranty Company.	10.1	September 21, 2004 Form 8-K

14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter.	14	2003 Form 10-K

21			Subsidiaries of the Registrant, filed herewith.

23			Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

31.2			Certification of John C. van Roden, Jr., Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

32.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

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
March 16, 2005
	By	/s/ George H. Glatfelter II

George H. Glatfelter II
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity
March 16, 2005	/s/ George H. Glatfelter II George H. Glatfelter II	Principal Executive Officer and Director
Chairman and Chief Executive Officer

March 16, 2005	/s/ John C. van Roden, Jr. John C. van Roden, Jr.	Principal Financial Officer
Executive Vice President and Chief
Financial Officer

March 16, 2005	/s/ John P. Jacunski John P. Jacunski	Controller
Vice President and Corporate Controller

March 16, 2005	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 16, 2005	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 16, 2005	/s/ Richard C. Ill Richard C. Ill	Director

March 16, 2005	/s/ J. Robert Hall J. Robert Hall	Director

March 16, 2005	/s/ M. A. Johnson II M. A. Johnson II	Director

March 16, 2005	/s/ Ronald J. Naples Ronald J. Naples	Director

March 16, 2005	/s/ Richard L. Smoot Richard L. Smoot	Director

March 16, 2005	/s/ Lee C. Stewart Lee C. Stewart	Director

GLATFELTER

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For Each of the Three Years in the Period Ended December 31, 2004
Valuation and Qualifying Accounts

	Allowances for
	Doubtful Accounts			Sales Discounts and Deductions
	2004	2003	2002	2004	2003	2002
Balance, beginning of year	$3,115	$2,211	$1,551	$2,038	$1,662	$1,624
Other (a)	24	168	157	162	266	199
Provision	868	1,098	732	3,964	1,604	12,172
Write-offs, recoveries and discounts allowed	(1,643)	(362)	(229)	(3,947)	(1,494)	(12,333)

Balance, end of year	$2,364	$3,115	$2,211	$2,217	$2,038	$1,662
`

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a) Relates primarily to changes in currency exchange rates

GLATFELTER