Form 10-K/A
period 2004-12-31
GLATFELTER P H CO
filed 2005-03-24
CIK 41719

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K/A: Proxy Statement to be dated on or about March 30, 2005 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K/A
Amendment No. 1
for the Year Ended

DECEMBER 31, 2004

Explanatory Note

This Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004 is being filed for the purposes of including as exhibits to the Annual Report an employment agreement and related ancillary agreements which were not available at the time of filing, correcting a typographical error in “Total liabilities and shareholders’ equity” on the consolidated balance sheet, and changing the presentation of amounts set forth in Note 21 – “Quarterly Results (Unaudited)” of the Notes to Consolidated Financial Statements to eliminate certain unnecessary information that included a typographical error.

PART I

This Amendment No. 1 to our 2004 Annual Report on Form 10-K/A and documents incorporated herein by reference contain forward-looking statements based on expectations, estimates and projections as of the date of this filing. Actual results may differ materially from those expressed in such forward-looking statements. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements”.

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

     • Execute Long Fiber & Overlay Papers growth plan. A core component of our long-term strategy is to drive growth in our Long Fiber & Overlay Papers business unit. Currently, we are one of the leading producers of tea bag and coffee pod/pad papers in the world, and we believe that this segment has promising growth characteristics as certain markets move toward tea bags versus loose tea leaves. We believe that we are well positioned to capitalize on this growth by leveraging our strong customer relationships and market-leading position in this segment. In addition, our rebuilt paper machine in Gernsbach will allow us to penetrate certain technical specialty markets, including the wall coverings, textile/apparel and industrial markets.

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

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2004	2003

Assets
Current assets
Cash and cash equivalents	$39,951	$15,566
Accounts receivable (less allowance for doubtful accounts: 2004 - $2,364; 2003 - $3,115)	60,900	59,882
Inventories	78,836	71,569
Prepaid expenses and other current assets	18,765	24,685

Total current assets	198,452	171,702

Plant, equipment and timberlands – net	520,412	542,960

Other assets	333,406	312,357

Total assets	$1,052,270	$1,027,019

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$446	$806
Short-term debt	3,503	5,000
Accounts payable	30,174	31,472
Dividends payable	3,955	3,942
Environmental liabilities	7,715	27,000
Other current liabilities	58,214	44,250

Total current liabilities	104,007	112,470

Long-term debt	207,277	248,469

Deferred income taxes	212,074	207,834

Other long-term liabilities	108,542	86,815

Total liabilities	631,900	655,588

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2004 –10,412,222; 2003 - 10,579,543)	544	544
Capital in excess of par value	41,828	40,469
Retained earnings	525,056	484,756
Deferred compensation	(1,275)	—
Accumulated other comprehensive income (loss)	8,768	2,690

	574,921	528,459
Less cost of common stock in treasury	(154,551)	(157,028)

Total shareholders’ equity	420,370	371,431

Total liabilities and shareholders’ equity	$1,052,270	$1,027,019

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

GLATFELTER

Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant-date fair value of options granted during 2004, 2003 and 2002, was $3.31, $2.72 and $2.48, respectively.

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

In November of 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others” (“FIN 45”). FIN 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN 45 were effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements were effective for financial statements for interim or annual periods ended

GLATFELTER

after December 15, 2002. The adoption on January 1, 2003, of FIN 45 did not have any significant accounting implications for us as all of our commitments and guarantees are on behalf of our subsidiaries.

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

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes from continuing operations, and the actual income tax:

	Year Ended December 31
In thousands	2004	2003	2002

Federal income tax provision at statutory rate	$31,767	$7,146	$20,695
State income taxes, net of federal income tax benefit	3,486	1,935	120
Tax effect of bargain sale	—	(3,991)	—
Tax effect of tax credits	(3,690)	(1,493)	(300)
Valuation allowance	3,078	5,027	—
Provision for (resolution of) tax matters	263	(1,723)	—

Other	(243)	529	977

Total provision for income taxes from continuing operations	$34,661	$7,430	$21,492

GLATFELTER

The sources of deferred income taxes were as follows:

In thousands	2004	2003

Deferred tax assets:
Reserves	$16,397	$19,362
Compensation	3,344	4,952
Post-retirement benefits	12,583	10,448
Property	182	168
Pension	890	765
Inventories	368	427
Tax carryforwards	24,339	27,917
Other	3,023	11,256

Subtotal	61,126	75,295
Valuation allowance	(20,037)	(15,777)

Total deferred tax assets	41,089	59,518
Deferred tax liabilities:
Property	124,833	127,262
Pension	95,741	92,009
Installment sale	12,521	12,679
Other	5,535	6,324

Total deferred tax liabilities	238,630	238,274

Net deferred tax liabilities	$197,541	$178,756

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

	2004		2003		2002
		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$353,284	$351,086	$367,903	$377,182	$386,458	$396,160
Germany	156,337	149,513	138,630	147,651	128,574	104,477
Other	33,903	19,813	26,660	18,127	25,315	16,416

Total	$543,524	$520,412	$533,193	$542,960	$540,347	$517,053

21. QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share

							Diluted
	Net sales		Gross Profit		Net Income		Earnings Per Share
	2004	2003	2004	2003	2004	2003	2004	2003

First	$132,078	$142,286	$20,499	$30,307	$36,258	$26,777	$0.83	$0.61
Second	129,029	129,620	16,042	18,269	(1,629)	269	(0.04)	0.01
Third	143,075	131,904	27,042	19,957	2,199	(6,665)	0.05	(0.15)
Fourth	139,342	129,383	28,831	11,013	19,274	(7,720)	0.44	(0.18)

The information set forth above includes the following, on an after-tax basis:

			Gains on Sales of Plant,
			Equipment and
	Restructuring Charges and		Timberlands, and Other
	Unusual Items		Asset Sales		Insurance Recoveries
In thousands	2004	2003	2004	2003	2004	2003

First	$—	$—	$19,559	$19,311	$15,221	$—
Second	(524)	—	—	—	181	—
Third	(10,249)	(8,639)	947	(1,691)	5,908	—
Fourth	(1,950)	(7,258)	13,558	(433)	—	—

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

(b) Exhibit Index

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
				10(i)	1996 Form 10-K

	(k)		Credit Agreement, dated as of June 24, 2002, among P. H. Glatfelter Company, various subsidiary borrowers, Deutsche Bank AG New York Branch, as Agent, and various lending institutions with Deutsche Bank Securities Inc., as Lead Arranger and Book Runner.	10.1	June 30, 2002 Form 10-Q

	(l)		Increase in Commitments and Lender Addition Agreement.	10.1	September 30, 2002 Form 10Q

	(m)		Supply and Service Agreement dated as of August 1, 2001 by and among Purico GmbH, Purico (IOM) Limited and Papierfabrik Schoeller & Hoesch GmbH & Co.	10(s)	2001 Form 10-K

	(n)		Contract for the Purchase and Bargain Sale of Property (exhibits omitted).	10(m)	2002 Form 10-K

	(o)		Employment agreement between the Registrant and John C. van Roden, Jr., Chief Financial Officer.	10.1	March 31, 2003 Form 10-Q**

	(p)		Severance Agreement and General Release between Mr. C. Matthew Smith and the Registrant, dated January 31, 2005.	10.1	January 31, 2005 Form 8-K

	(q)		Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC, (a wholly owned subsidiary of the Registrant) and Suntrust Bank, as Administrative Agent.	10.3	March 31, 2003 Form 10-Q

	(r)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.).	10.2	October 1, 2003 Form 8-K/A – No. 1

	(s)		Employment agreement between the Registrant and John Jacunski, Vice President and Corporate Controller.	10(u)	2003 Form 10-K**

	(t)		Compensatory Arrangements with Certain Executive Officers, filed herewith.**

	(u)		Summary of Non-Employee Director Compensation, (effective January 1, 2005).	10.1	December 15, 2004 Form 8-K

	(v)		Contract for the Purchase and Sale of Property, dated September 21, 2004, among Glatfelter Pulp Wood Company, The Conservation Fund and Stewart Title Guaranty Company.	10.1	September 21, 2004 Form 8-K

	(w)		Manager Service Contract between the Registrant (through a wholly owned subsidiary) and Werner Ruckenbrod, filed herewith.**

	(x)		Retirement Pension Agreement between the Registrant (through a wholly owned subsidiary) and Werner Ruckenbrod, filed herewith.**

	(y)		Arbitration Agreement between the Registrant (through a wholly owned subsidiary) and Werner Ruckenbrod, filed herewith.**

14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter.	14	2003 Form 10-K

21			Subsidiaries of the Registrant, filed herewith.

23			Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

31.2			Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

32.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

32.2
Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

**	Management contract or compensatory plan

GLATFELTER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)
March 24, 2005
	By	/s/ George H. Glatfelter II

George H. Glatfelter II
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity
March 24, 2005	/s/ George H. Glatfelter II George H. Glatfelter II	Principal Executive Officer and Director
Chairman and Chief Executive Officer

March 24, 2005	/s/ John C. van Roden, Jr. John C. van Roden, Jr.	Principal Financial Officer
Executive Vice President and Chief
Financial Officer

March 24, 2005	/s/ John P. Jacunski John P. Jacunski	Controller
Vice President and Corporate Controller

March 24, 2005	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 24, 2005	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 24, 2005	/s/ Richard C. Ill Richard C. Ill	Director

March 24, 2005	/s/ J. Robert Hall J. Robert Hall	Director

March 24, 2005	/s/ M. A. Johnson II M. A. Johnson II	Director

March 24, 2005	/s/ Ronald J. Naples Ronald J. Naples	Director

March 24, 2005	/s/ Richard L. Smoot Richard L. Smoot	Director

March 24, 2005	/s/ Lee C. Stewart Lee C. Stewart	Director

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