Form 10-Q
period 2005-03-31
GLATFELTER P H CO
filed 2005-05-10
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from                      to

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, P. H. Glatfelter Company had 43,976,607 shares of common stock outstanding.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED

MARCH 31, 2005

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31
In thousands, except per share	2005	2004

Net sales	$143,896	$132,077
Energy sales – net	2,544	2,414

Total revenues	146,440	134,491
Costs of products sold	117,846	113,992

Gross profit	28,594	20,499

Selling, general and administrative expenses	17,390	14,822
Gains on dispositions of plant, equipment and timberlands, net	(60)	(33,038)
Gains from insurance recoveries	—	(25,200)

Operating income	11,264	63,915
Nonoperating income (expense)
Interest expense	(3,260)	(3,415)
Interest income	498	443
Other – net	261	213

Total other income (expense)	(2,501)	(2,759)

Income before income taxes	8,763	61,156
Income tax provision	2,473	24,897

Net income	$6,290	$36,259

Basic and diluted earnings per share	$0.14	$0.83

Cash dividends declared per common share	0.09	0.09

Weighted average shares outstanding
Basic	43,962	43,806
Diluted	44,267	43,852

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2005	2004

Assets
Current assets
Cash and cash equivalents	$23,846	$39,951
Accounts receivable – net	67,025	60,900
Inventories	83,654	78,836
Prepaid expenses and other current assets	21,156	18,765

Total current assets	195,681	198,452

Plant, equipment and timberlands – net	504,348	520,412

Other assets	332,547	333,406

Total assets	$1,032,576	$1,052,270

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$424	$446
Short-term debt	5,114	3,503
Accounts payable	28,659	30,174
Dividends payable	3,958	3,955
Environmental liabilities	7,715	7,715
Other current liabilities	48,261	58,214

Total current liabilities	94,131	104,007

Long-term debt	206,369	207,277

Deferred income taxes	211,916	212,074

Other long-term liabilities	100,197	108,542

Total liabilities	612,613	631,900

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	43,535	41,828
Retained earnings	527,388	525,056
Deferred compensation	(2,805)	(1,275)
Accumulated other comprehensive income	5,529	8,768

	574,191	574,921
Less cost of common stock in treasury	(154,228)	(154,551)

Total shareholders’ equity	419,963	420,370

Total liabilities and shareholders’ equity	$1,032,576	$1,052,270

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months
	Ended March 31
In thousands	2005	2004

Operating activities
Net income	$6,290	$36,259
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	12,866	13,232
Pension income	(3,880)	(4,515)
Deferred income tax provision	818	11,001
Gain on dispositions of plant, equipment and timberlands, net	(60)	(33,038)
Other	161	178
Change in operating assets and liabilities
Accounts receivable	(5,766)	(5,476)
Inventories	(7,602)	831
Other assets and prepaid expenses	(1,223)	(1,892)
Accounts payable and other liabilities	(10,719)	(2,432)

Net cash (used) provided by operating activities	(9,115)	14,148
Investing activities
Purchases of plant, equipment and timberlands	(4,680)	(5,105)
Proceeds from disposals of plant, equipment and timberlands	70	33,614

Net cash (used) provided by investing activities	(4,610)	28,509
Financing activities
Net proceeds from (repayments of) revolving credit facility	1,948	(35,093)
Payment of dividends	(3,956)	(3,941)
Proceeds from stock options exercised	116	—

Net cash used by financing activities	(1,892)	(39,034)
Effect of exchange rate changes on cash	(488)	(306)

Net increase (decrease) in cash and cash equivalents	(16,105)	3,317
Cash and cash equivalents at the beginning of period	39,951	15,566

Cash and cash equivalents at the end of period	$23,846	$18,883

Supplemental cash flow information
Cash paid (received) for
Interest expense	$5,717	$6,860
Income taxes	5,889	(1,301)

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

2. ACCOUNTING POLICIES

      These unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission and include the accounts of Glatfelter and its wholly-owned subsidiaries. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Glatfelter’s 2004 Annual Report on Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission.

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

      Stock-based Compensation We account for Stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. Compensation expense for performance-based restricted stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. Compensation expense for awards of nonvested restricted stock units

(“RSUs”) is recognized over their graded vesting period based on the grant-date fair value. The grant-date fair value is determined based on the grant-date closing price of Glatfelter common stock. The exercise price of all employee or non employee director stock options is at least equal to their grant-date market value. Accordingly, no compensation expense is recorded for stock options granted to employees or non employee directors.

      Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant-date fair value of options granted during the first quarter of 2004 was $3.28. No options were granted in the first quarter of 2005.

      The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Three Months Ended
	March 31
In thousands, except per share	2005	2004

Net income as reported	$6,290	$36,259
Add: stock-based compensation expense included in reported net income, net of tax	118	88
Less: stock-based compensation expense determined under fair value based method for all awards, net of tax	(129)	(161)

Pro forma	$6,279	$36,186

Earnings per share
Reported – basic and diluted	$0.14	$0.83
Pro forma – basic and diluted	0.14	0.83

3. RECENT PRONOUNCEMENTS

      In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R); is effective for periods beginning after June 15, 2005. We are evaluating the transition methods available under this standard but do not expect its impact to be material to our consolidated results of operations or consolidated financial position.

GLATFELTER

In April 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143” (“FIN 47”). This Interpretation, which is effective for fiscal years ending after December 15, 2005, clarifies the term “conditional” as used in FASB No. 143 and requires companies to record a liability for “conditional” asset retirement obligations if required legally and there exists sufficient information to make a reasonable estimate of the fair value of the liability. We are currently evaluating the impact, if any, that FIN 47 may have on our consolidated results of operations or consolidated financial position.

4.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

      During the first quarter of 2004 we completed sales of timberlands and the corporate aircraft. The following table summarizes these transactions

Dollars in thousands	Acres	Proceeds	Gain

Three Months Ended March 31, 2004
Timberlands	2,332	$30,283	$29,828
Corporate Aircraft	n/a	2,861	2,554
Other		470	656

Total		$33,614	$33,038

5.	EARNINGS PER SHARE

      The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three Months Ended
	March 31
In thousands, except per share	2005	2004

Net income	$6,290	$36,259
Weighted average common shares outstanding used in basic EPS	43,962	43,806
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	305	46

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,267	43,852

Basic and diluted EPS	$0.14	$0.83

6.	GAIN ON INSURANCE RECOVERIES

      During the first quarter of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the 2004 first quarter’s results of operations totaled $25.2 million and were received in cash during the first quarter of 2004.

7.	STOCK-BASED COMPENSATION

      During 2005 and 2004, 128,100 and 165,680 nonvested RSUs were awarded, under the 1992 Key Employee Long-Term Incentive Plan, to executive officers and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three-year to five-year period. The grant date fair value, net of forfeitures, of RSUs granted in 2005 and 2004 totaled $1.9 million and $1.7 million, respectively. The RSUs were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheets. Stock-based compensation expense totaled $0.2 million and $0.1 million in the first quarters of 2005 and 2004, respectively.

8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

	Three Months Ended
	March 31
In thousands	2005	2004

Pension Benefits
Service cost	$1,047	$1,088
Interest cost	4,160	4,067
Expected return on plan assets	(9,741)	(10,207)
Amortization of transition assets	—	(213)
Amortization of prior service cost	113	638
Recognized actuarial (gain) loss	541	112

Net periodic benefit cost (income)	$(3,880)	$(4,515)

Other Benefits
Service cost	$289	$310
Interest cost	649	578
Expected return on plan assets	—	—
Amortization of prior service cost	(184)	(212)
Recognized actuarial (gain) loss	313	298

Net periodic benefit cost	$1,067	$974

GLATFELTER

9.	COMPREHENSIVE INCOME

      The following table sets forth comprehensive income and its components:

	Three Months Ended
	March 31
In thousands	2005	2004

Net income	$6,290	$36,259
Foreign currency translation adjustment	(3,239)	(2,496)

Comprehensive income	$3,051	$33,763

10.	INVENTORIES

      Inventories, net of reserves, were as follows:

	March 31,	December 31,
In thousands	2005	2004

Raw materials	$15,349	$14,974
In-process and finished	43,814	39,327
Supplies	24,491	24,535

Total	$83,654	$78,836

11.	LONG-TERM DEBT

      Long-term debt is summarized as follows:

	March 31,	December 31,
In thousands	2005	2004

Revolving credit facility, due June 2006	$22,369	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	424	446

Total long-term debt	206,793	207,723
Less current portion	(424)	(446)

Long-term debt, excluding current portion	$206,369	$207,277

      On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility (the “Facility”) with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we were in compliance at March 31, 2005.

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

      At March 31, 2005 and December 31, 2004, we had $4.3 million and $4.0 million, respectively of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We are liable to the extent of drawdowns on the letters of credit due to our failure to comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

12.	CROSS-CURRENCY SWAP

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

GLATFELTER

      The cross-currency swap is recorded in the Condensed Consolidated Balance Sheets at fair value of $(24.6) and $(29.6) million at March 31, 2005 and December 31, 2004, respectively, under the caption “Other long-term liabilities.” Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Condensed Consolidated Statements of Income. The mark-to-market adjustment was offset by a gain on the related remeasurement of the U.S. dollar denominated inter-company obligations.

      The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.

13.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

      Based on our analysis of available information and our landfill closure experience, we estimated the Landfill Closure Costs would total approximately $7.6 million. During 2003, we established a reserve in this amount through charges to our results of operations. In November 2004, in compliance with the March 2004 NCDENR order, we completed the physical closure of the subject landfill. As of March 31, 2005, our reserve for Landfill Closure Costs declined to $6.0 million, reflecting costs paid to date. We believe this remaining reserve to be adequate based on our assessment of remaining Landfill Closure Costs to be incurred.

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

      In October 2004, the bankruptcy trustee for the estates of RFS Ecusta and RFS US filed a complaint in the U.S. Bankruptcy Court for the Western District of North Carolina against certain of the Buyers and other related parties (“Defendant Buyers”) and us. The complaint alleges, among other things, that the Defendant Buyers engaged in fraud and fraudulent transfers and breached their fiduciary duties. With respect to Glatfelter, the complaint alleges that we aided and abetted the Defendant Buyers in their purported actions in the structuring of the acquisition of the Ecusta

GLATFELTER

Division and asserts a claim against us under the Bankruptcy Code. The trustee seeks damages from us in an amount not less than $25.8 million, plus interest, and other relief. We believe these claims are largely without merit and we are vigorously defending ourselves in this action. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements.

      The bankruptcy trustee filed another complaint, also in the U.S. Bankruptcy Court for the Western District of North Carolina, against us, certain banks and other parties, seeking, among other things, damages totaling $6.5 million for alleged breaches of the Acquisition Agreement (the “Breach Claims”), release of certain amounts held in escrow totaling $3.5 million (the “Escrow Claims”) and recoveries of unspecified amounts allegedly payable under the Acquisition Agreement and a related agreement. We were first notified of the potential Breach Claims in July 2002. They are primarily related to the physical condition of the Ecusta mill at the time of sale. We believe these claims are without merit. With respect to the Escrow Claims, the trustee seeks the release of certain amounts held in escrow related to the sale of the Ecusta Division, of which $2.0 million was escrowed at the time of closing in the event of claims arising such as those asserted in the Breach Claim. The Escrow Claims also include amounts alleged to total $1.5 million arising from sales by us of certain properties at or around the Ecusta mill. We have previously reserved such escrowed amounts and they are recorded in the accompanying Condensed Consolidated Balance Sheets as “Other long-term liabilities.” We are vigorously defending ourselves in this action.

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

      The following summarizes the status of our potential exposure:

      Response Actions
      OU1 and OU2 On January 7, 2003, the Wisconsin Department of Natural Resources (the “Wisconsin DNR”) and the Environmental Protection Agency (“EPA”) issued a Record of Decision (“ROD”) for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. Based on the remediation activities completed to date, contract proposals received for the remaining remediation work, and the potential availability of alternative remedies under the ROD, we believe the total remediation of the OU1 will cost between $55 million and $137 million.

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

      The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River. The response work is being managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed into escrow. In mid 2004, activities to remediate OU1 began including, among others, construction of de-watering and water-treatment facilities, and commencement of dredging of portions of OU1. In 2004 we completed dredging, dewatering and disposal activities covering of approximately 18,000 cubic yards of contaminated sediment from various locations in OU1.

      The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account and thereby to preserve the OU1 Consent Decree. Should the OU1 Consent Decree be terminated due to insufficient funds, each company would lose the protections contained in the settlement and the governments may turn to one or both parties for the completion of OU1 clean up. In such a situation, the governments may also seek response work from a third party, or perform the work themselves and seek response costs from any of the identified PRPs, including Glatfelter. Based on information currently available to us, and subject to government approval of the use of alternative remedies under the ROD, we believe the required remedial actions can be completed with the amount of monies committed under the Consent Decree. If the Consent Decree is terminated due to an insufficiency of escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial actions.

GLATFELTER

      At March 31, 2005, our portion of the escrow fund totaled approximately $18.6 million, of which $7.2 million is recorded in the accompanying Condensed Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $11.4 million is included under the caption “Other assets.” As of March 31, 2005, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $19.8 million.

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

      We also believe that there exist additional potentially responsible parties other than the identified PRPs. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing wastepaper-

GLATFELTER

containing PCBs to each of the recycling mills are also potentially responsible for this matter.

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

      Reserves for Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	March 31,	December 31,
In millions	2005	2004

Recorded as:
Environmental liabilities	$7.7	$7.7
Other long-term liabilities	12.6	13.9

Total	$20.3	$21.6

      The classification of our environmental liabilities is based on the development of the underlying remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges to our results of operations during the first quarters of 2005 or 2004.

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

      Range of Reasonably Possible Outcomes – Neenah, Wisconsin Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 will be satisfactorily completed for the amounts provided under the OU1 Consent Decree. Our assessment is dependent, in part, on government approval of the use of alternative remedies in OU1, as set forth in the ROD, and on the successful negotiation of acceptable contracts to complete remediation related activities.

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

      In estimating both our current reserves for environmental remediation and other environmental liabilities and the possible range of additional costs, we have assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, generally based on their financial condition and probable contribution. Our evaluation of the other PRPs’ financial condition included the review of publicly available financial information. Furthermore, we believe certain of these PRPs have corporate or contractual

GLATFELTER

relationships with additional entities that may shift to those entities some or all of the monetary obligations arising from the lower Fox River and Bay of Green Bay. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper and arranged for the disposal of the wastepaper that included the PCBs and consequently in our opinion, bear a higher level of responsibility.

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

      We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the insurers that is a defendant in our Wisconsin litigation has filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. In 2004, we received a total of $32.8 million from the successful resolution of certain claims under insurance policies related to the Fox River environmental matter.

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

      In connection with the implementation of the North American Restructuring Program and other initiatives, during 2004, we changed the way we manage our business and transitioned from three distinct business units to two: the Europe-based Long Fiber & Overlay Papers business unit and the North America-based Specialty Papers business unit. While the Long Fiber & Overlay Papers business unit remains unchanged, the formation of the Specialty Papers business unit, which consists of the former Engineered Products and the Printing & Converting Papers business units, allows us to more effectively manage the demand planning process, optimize product mix, minimize process variability and meet the demands of our customers. As a result of this transition, all prior period segment data has been restated to give effect to the further refinement of our organizational structure discussed above.

GLATFELTER

      The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For The Three Months Ended March 31,
In thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$92,730	$82,767	$51,145	$48,836	$21	$474	$143,896	$132,077
Energy sales, net	2,544	2,414	—	—	—	—	2,544	2,414

Total revenue	95,274	85,181	51,145	48,836	21	474	146,440	134,491
Cost of products sold	80,151	77,867	41,210	39,650	22	581	121,383	118,098

Gross profit (loss)	15,123	7,314	9,935	9,186	(1)	(107)	25,057	16,393
SG&A	11,588	9,846	6,145	5,354	—	31	17,733	15,231
Pension income					(3,880)	(4,515)	(3,880)	(4,515)
Gains on dispositions of plant, equipment and timberlands					(60)	(33,038)	(60)	(33,038)
Gain on insurance recoveries					—	(25,200)	—	(25,200)

Total operating income (loss)	3,535	(2,532)	3,790	3,832	3,939	62,615	11,264	63,915
Nonoperating income (expense)	—	—	—	—	(2,501)	(2,759)	(2,501)	(2,759)

Income before income taxes	$3,535	$(2,532)	$3,790	$3,832	$1,438	59,856	$8,763	$61,156

Supplementary Data
Net tons sold	110,738	108,231	11,679	11,622	5	205	122,422	120,059
Depreciation expense	$8,869	$9,496	$3,997	$3,736	—	—	$12,866	$13,232

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

15.	SUBSEQUENT EVENTS

     On April 27, 2005, shareholders approved the P. H. Glatfelter Company 2005 Long-Term Incentive Plan the (the “2005 LTIP”). The 2005 LTIP provides for up to 1,500,000 shares of common stock to be issued to eligible employees, officers, non-employee directors and consultants. Such awards may consist of options, stock appreciation rights, restricted stock, restricted stock units, stock and other stock-based awards. The 2005 LTIP replaces the 1992 Long-Term Incentive Plan.

     On May 10, 2005, we entered into an agreement to sell 2,494 acres of timberlands located in the state of Delaware for $21.0 million in cash. Upon closing, which should occur in the fourth quarter of 2005, we expect to recognize a gain of approximately $20 million.

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and Subsidiaries as of March 31, 2005, and the related condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of P. H. Glatfelter Company and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
May 10, 2005

GLATFELTER

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2004 Annual Report on Form 10-K/A Amendment No. 1.

      Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Specialty Papers and Long Fiber & Overlay Papers;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to continue to execute our North American Restructuring Program, growth strategies and cost reduction initiatives;

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

      Overview The comparison of our financial results for the first quarter of 2005 versus the first quarter of 2004 reflects the following significant items:

1)	The North America Restructuring Program that was implemented in the second half of 2004; and

2)	Demand for products improved and selling prices strengthened beginning in the second quarter of 2004 benefiting the comparison of the first quarter of 2005 to the first quarter of 2004.

      The North American restructuring initiative is focused on improving the profitability by enhancing our product mix by targeting higher value niche markets, increasing workforce productivity, and reducing costs by enhancing supply chain management strategies. Together improved market conditions in North America and stable performance, in the quarter-to-quarter comparison, of our Europe-based Long Fiber & Overlay Papers business unit, these actions contributed to a widening gross margin and increased gross profit. Our operating results also reflect increasing raw material prices particularly pulp and energy related costs and effects of a weaker U.S. dollar on translated international operations.

GLATFELTER

      In addition, the results for the first quarter of 2004 include after-tax gains of approximately $34.8 million from the sale of non-strategic timberlands and the corporate aircraft, and collection of insurance proceeds related to environmental claims. There were no comparable transactions occurring in 2005.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 versus the
Three Months Ended March 31, 2004

      The following table sets forth summarized results of operations:

	Three Months Ended
	March 31
In thousands, except per share	2005	2004

Net sales	$143,896	$132,077
Gross profit	28,594	20,499
Operating income	11,264	63,915
Net income	6,290	36,259
Earnings per diluted share	0.14	0.83

      The consolidated results of operations for the three months ended March 31, 2004 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2004
Gains on sale of timberlands and corporate aircraft	$19,559	$0.45
Insurance recoveries	15,221	0.35

      The above items increased earnings by $34.8 million, or $0.80 per diluted share in the first quarter of 2004. There were no comparable transactions in the first quarter of 2005.

      Business Units In 2004 we changed the way we manage our business and transitioned from three distinct business units to two: the Europe-based Long Fiber & Overlay Papers business unit and the North America-based Specialty Papers business unit. While the Long Fiber & Overlay business Unit remains unchanged, the combination of the former Engineered Products and the Printing & Converting Papers business units into Specialty Papers allows us to more effectively manage the demand planning process, optimize product mix, minimize process variability and meet the demands of our customers. As a result of this transition, all prior period segment data has been restated to give effect to the further refinement of our organizational structure discussed above

      The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For The Three Months Ended March 31,
In thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$92,730	$82,767	$51,145	$48,836	$21	$474	$143,896	$132,077
Energy sales, net	2,544	2,414	—	—	—	—	2,544	2,414

Total revenue	95,274	85,181	51,145	48,836	21	474	146,440	134,491
Cost of products sold	80,151	77,867	41,210	39,650	22	581	121,383	118,098

Gross profit (loss)	15,123	7,314	9,935	9,186	(1)	(107)	25,057	16,393
SG&A	11,588	9,846	6,145	5,354	—	31	17,733	15,231
Pension income					(3,880)	(4,515)	(3,880)	(4,515)
Gains on dispositions of plant, equipment and timberlands					(60)	(33,038)	(60)	(33,038)
Gain on insurance recoveries					—	(25,200)	—	(25,200)

Total operating income (loss)	3,535	(2,532)	3,790	3,832	3,939	62,615	11,264	63,915
Nonoperating income (expense)	—	—	—	—	(2,501)	(2,759)	(2,501)	(2,759)

Income before income taxes	$3,535	$(2,532)	$3,790	$3,832	$1,438	59,856	$8,763	$61,156

Supplementary Data
Net tons sold	110,738	108,231	11,679	11,622	5	205	122,422	120,059
Depreciation expense	$8,869	$9,496	$3,997	$3,736	—	—	$12,866	$13,232

GLATFELTER

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

      Management evaluates results of operations before non-cash pension income, and if applicable, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our Company.

      It is also on this basis that our performance is evaluated internally and by our Board of Directors.

Sales and Costs of Products Sold

	Three Months Ended
	March 31
In thousands	2005	2004	Change

Net sales	$143,896	$132,077	$11,819
Energy sales – net	2,544	2,414	130

Total revenues	146,440	134,491	11,949
Costs of products sold	117,846	113,992	3,854

Gross profit	$28,594	$20,499	$8,095

Gross profit as a percent of Net sales	19.9%	15.5%

      The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2005	2004

Business Unit
Specialty Papers	64.4%	62.6%
Long-Fiber & Overlay Papers	35.6	37.0
Tobacco Papers	—	0.4

Total	100.0%	100.0%

      Net sales totaled $143.9 million for the first quarter of 2005, an increase of $11.8 million, or 8.9%, compared to the same quarter a year ago. This growth was primarily driven by both strengthened product pricing and a 4.0% increase in volume in the Specialty Papers business unit compared with the same quarter a year ago. Higher pricing for Specialty Papers’ products increased revenue by $5.6 million compared to the same quarter a year ago. Long Fiber & Overlay Papers’ volumes shipped and selling prices were essentially the same in the quarter-to-quarter comparison. The translation of foreign currencies favorably impacted 2005 first quarter net sales by $1.9 million compared to the same quarter a year ago.

      Costs of products sold increased $3.9 million in the quarter-to-quarter comparison. In addition to the effect of increased shipping volumes, higher raw material and energy prices increased costs of products sold by approximately $3.5 million. The translation of foreign currencies increased costs by $1.5 million. These factors were partially offset by reduced labor costs attributable to the North American Restructuring Program and to improved operating performance at the Company’s Neenah, WI facility, which together aggregated approximately $2.9 million. Gross profit increased to $28.6 million for the first quarter of 2005 compared to $20.5 million a year ago.

      Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each of the first quarters of 2005 and 2004:

	Three Months Ended
	March 31
In thousands	2005	2004	Change

Recorded as:
Costs of products sold	$3,537	$4,106	$(569)
SG&A expense	343	409	(66)

Total	$3,880	$4,515	$(635)

      The following summarizes SG&A expenses, restructuring charges, gains from asset dispositions and other nonrecurring items:

	Three Months Ended
	March 31
In thousands	2005	2004	Change

SG&A expenses	$17,390	$14,822	$2,568
Gains on dispositions of plant, equipment and timberlands	(60)	(33,038)	N/M
Gains from insurance recoveries	—	(25,200)	N/M

Total	$17,330	$(43,416)

N/M – not meaningful

GLATFELTER

      Selling, General and Administrative (“SG&A”) expenses increased $2.6 million in the comparison to the year-earlier quarter. Approximately $1.5 million of the increase was for legal and professional fees primarily related to the pursuit of additional insurance recoveries and $0.6 million was due to higher incentive compensation associated with improved operating performance. The translation of foreign currencies increased SG&A by $0.2 million.

      Gain on Sales of Plant, Equipment and Timberlands During the first quarter of 2004 we complete the sales of certain assets. The following table summarizes these transactions.

			Pre-tax
Dollars in thousands	Acres	Proceeds	Gain

Three Months Ended March 31, 2004
Timberlands	2,332	$30,283	$29,828
Corporate Aircraft	n/a	2,861	2,554
Other		470	656

Total		$33,614	$33,038

      All property sales set forth above were sold for cash

      Insurance Recoveries During the first quarter of 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the 2004 first quarter’s results of operations totaled $25.2 million and were received in cash prior to March 31, 2004.

      We continue to pursue legal actions against certain other insurers that we believe are liable under similar policies related to the Fox River environmental matter.

      Income Taxes Net income for the first quarter of 2005 reflects an effective tax rate of 28.2% compared to 40.7% in the same quarter a year ago. The lower effective tax rate in the first quarter of 2005 was primarily due to the resolution of certain state tax matters. The higher effective rate in 2004 was due to changes in German tax law, which limited the deductibility of interest expense based on the ratio of debt to equity and other factors. In the first quarter of 2004, approximately 79.1% of our income from operations, excluding gains from sales of property and insurance recoveries, was generated overseas where the effective tax rate was 61.9%. Based on interpretations issued by German taxing authorities subsequent to the end of the 2004 first quarter and on tax planning initiatives, our effective tax rate was reduced, and was 38.2% for the full year of 2004.

      Foreign Currency We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. During the first three months of 2005, these operations generated approximately 32% of our sales and 31% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

      The table below summarizes the effect from foreign currency translation on 2005 reported results compared to 2004:

Three Months
In thousands	Ended March 31

Favorable
(unfavorable)
Net sales	$1,885
Costs of products sold	(1,541)
SG&A expenses	(228)
Income taxes and other	2

Net income	$118

      The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets. The strengthening of the Euro relative to certain other currencies in the comparison of the first quarter of 2005 to the same period of 2004, adversely affected the price competitiveness of our Germany-based Long Fiber & Overlay Papers business unit relative to certain competitors.

LIQUIDITY AND CAPITAL RESOURCES

      Our business is capital intensive and requires expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts. The following table summarizes cash flow information for each of the periods presented.

	Three Months Ended
	March 31
In thousands	2005	2004

Cash and cash equivalents at beginning of period	$39,951	$15,566
Cash provided by (used for)
Operating activities	(9,115)	14,148
Investing activities	(4,610)	28,509
Financing activities	(1,892)	(39,034)
Effect of exchange rate changes on cash	(488)	(306)

Net cash provided (used)	(16,105)	3,317

Cash and cash equivalents at end of period	$23,846	$18,883

      The decrease in cash generated from operations in the comparison was primarily due to a planned increase in inventories primarily related to matching production with expected customer demand and payments for federal income taxes. In addition, the first quarter of 2004

GLATFELTER

includes $14.5 million of insurance recoveries, net of amounts escrowed to fund environmental remediation activities.

      The changes in investing cash flows reflects cash proceeds in the first quarter of 2004 from dispositions of property, equipment and timberlands totaling $33.6 million. Further, capital expenditures totaled $4.6 million and $5.1 million in the quarter-to-quarter comparison. We currently expect capital expenditures in the full year 2005 to approximate $30 million to $35 million compared to $19 million in 2004.

      The following table sets forth our outstanding long-term indebtedness:

	March 31,	December 31,
In thousands	2005	2004

Revolving credit facility, due June 2006	$22,369	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	424	446

Total long-term debt	206,793	207,723

Less current portion	(424)	(446)

Long-term debt, excluding current portion	$206,369	$207,277

The significant terms of the debt obligations are set forth in Item 1 – Financial Statements, Note 11.

      During the first quarters of 2005 and 2004, cash dividends paid on common stock totaled $4.0 million and $3.9 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

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

      We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 13, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

      Off-Balance-Sheet Arrangements As of March 31, 2005 and December 31, 2004, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 1 – Financial Statements.

      Outlook We experienced strong improvement in orders during 2004 across many of our product offerings in the North America-based Specialty Papers business unit. Demand for many of this unit’s products remains strong and pricing is stable. We expect these conditions to prevail through the end of 2005.

      Long Fiber & Overlay Papers unit, based in Europe, has faced increasing challenges primarily due to i) softer demand associated with a relatively weaker economic environment; ii) the adverse impact on its price competitiveness of a historically strong Euro relative to the U.S. dollar in markets whose currencies are denominated in, or tied to, the dollar and iii) more aggressive competition. As a result, further pressure on this unit’s prices and operating rates may be experienced in the remaining parts of 2005.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2005
Dollars in thousands	2005	2006	2007	2008	2009	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates	$184,214	$184,000	$115,250	$8,500	—	$184,424	$189,853
At variable interest rates	22,369	13,049	—	—	—	22,369	22,369
Weighted-average interest rate
On fixed interest rate debt	6.31%	6.31%	5.97%	3.82%	—
On variable interest rate debt	3.32	3.32	—	—	—

Cross-currency swap
Pay variable – EURIBOR	€72,985	€34,993	—	—	—	$(24,603)	$(24,603)
Variable rate payable	2.89%	2.89%	—	—	—
Receive variable – US$ LIBOR	$70,000	$33,562	—	—	—
Variable rate receivable	3.71%	3.71%	—	—	—

      Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31,2005, we had long-term debt outstanding of $206.8 million, of which $22.4 million, or 10.8% was at variable interest rates.

      The table above presents average principal outstanding and related interest rates for the next five years and the amount of a cross-currency swap agreement. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

      Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At March 31, 2005, the interest rate paid was 3.32%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.2 million.

      At March 31, 2005, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our S&H subsidiary in Gernsbach, Germany.

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

      We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During three months ended March 31, 2005, approximately 68% of our net sales were shipped from the United States, 26% from Germany, and 6% from other international locations.

ITEM 4. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

      Changes in Internal Controls There was no change in our internal control over financial reporting during the three months ended March 31, 2005, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
May 10, 2005
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