Form 10-Q
period 2005-06-30
GLATFELTER P H CO
filed 2005-08-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ______ to ______
For the quarterly period ended June 30, 2005
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
As of July 29, 2005, P. H. Glatfelter Company had 43,998,844 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
JUNE 30, 2005

		Page
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements

	Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2005 and 2004 (unaudited)	2

	Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	16

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risks	24

Item 4	Controls and Procedures	24

PART II — OTHER INFORMATION

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 6	Exhibits	26

SIGNATURES		26

EXHIBIT INDEX		27
LETTER IN LIEU OF CONSENT REGARDING REVIEW REPORT
CERTIFICATION PURSUANT TO SECTION 302
CERTIFICATION PURSUANT TO SECTION 302
CERTIFICATION PURSUANT TO SECTION 906
CERTIFICATION PURSUANT TO SECTION 906

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share	2005	2004	2005	2004

Net sales	$145,283	$129,029	$289,179	$261,106
Energy sales – net	2,715	2,894	5,259	5,308

Total revenues	147,998	131,923	294,438	266,414
Costs of products sold	128,165	115,881	246,011	229,873

Gross profit	19,833	16,042	48,427	36,541

Selling, general and administrative expenses	16,974	15,691	34,364	30,513
Restructuring charges	—	867	—	867
Gains on dispositions of plant, equipment and timberlands, net	(21)	(392)	(81)	(33,430)
Gains from insurance recoveries	(2,200)	(300)	(2,200)	(25,500)

Operating income	5,080	176	16,344	64,091
Non-operating income (expense) Interest expense	(3,290)	(3,280)	(6,550)	(6,695)
Interest income	559	453	1,057	896
Other – net	(25)	(271)	236	(58)

Total other income (expense)	(2,756)	(3,098)	(5,257)	(5,857)

Income (loss) before income taxes	2,324	(2,922)	11,087	58,234
Income tax provision (benefit)	615	(1,293)	3,088	23,604

Net income (loss)	$1,709	$(1,629)	$7,999	$34,630

Basic and diluted earnings (loss) per share	$0.04	$(0.04)	$0.18	$0.79

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2005	2004

Assets
Current assets
Cash and cash equivalents	$22,649	$39,951
Accounts receivable – net	64,070	60,900
Inventories	81,912	78,836
Prepaid expenses and other current assets	22,183	18,765

Total current assets	190,814	198,452

Plant, equipment and timberlands – net	490,638	520,412

Other assets	336,234	333,406

Total assets	$1,017,686	$1,052,270

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$18,263	$446
Short-term debt	7,045	3,503
Accounts payable	36,613	30,174
Dividends payable	3,959	3,955
Environmental liabilities	7,595	7,715
Other current liabilities	62,134	58,214

Total current liabilities	135,609	104,007

Long-term debt	184,000	207,277

Deferred income taxes	212,584	212,074

Other long-term liabilities	72,886	108,542

Total liabilities	605,079	631,900

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	43,831	41,828
Retained earnings	525,136	525,056
Deferred compensation	(2,916)	(1,275)
Accumulated other comprehensive income (loss)	(73)	8,768

	566,522	574,921
Less cost of common stock in treasury	(153,915)	(154,551)

Total shareholders’ equity	412,607	420,370

Total liabilities and shareholders’ equity	$1,017,686	$1,052,270

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
In thousands	2005	2004

Operating activities
Net income	$7,999	$34,630
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	25,656	26,380
Pension income	(8,246)	(8,683)
Deferred income tax provision	2,504	17,243
Gains on dispositions of plant, equipment and timberlands, net	(81)	(33,430)
Other	319	345
Change in operating assets and liabilities
Accounts receivable	(6,879)	(4,609)
Inventories	(6,746)	593
Other assets and prepaid expenses	(2,251)	(13,822)
Accounts payable and other liabilities	(7,364)	(1,817)

Net cash provided by operating activities	4,911	16,830

Investing activities
Purchases of plant, equipment and timberlands	(14,005)	(11,121)
Proceeds from disposals of plant, equipment and timberlands	130	34,108

Net cash provided (used) by investing activities	(13,875)	22,987

Financing activities
Net borrowings (repayments) of revolving credit facility and short-term debt	1,338	(36,078)
Payment of dividends	(7,914)	(7,890)
Proceeds from stock options exercised	116	?

Net cash used by financing activities	(6,460)	(43,968)

Effect of exchange rate changes on cash	(1,878)	(318)

Net decrease in cash and cash equivalents	(17,302)	(4,469)
Cash and cash equivalents at the beginning of period	39,951	15,566

Cash and cash equivalents at the end of period	$22,649	$11,097

Supplemental cash flow information
Cash paid (received) for
Interest expense	$6,327	$8,128
Income taxes	12,198	(2,124)

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
     These unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission and include the accounts of Glatfelter and its wholly-owned subsidiaries. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Glatfelter’s 2004 Annual Report on Form 10-K/A Amendment No. 1 filed with the Securities and Exchange Commission.
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
     Stock-based Compensation We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for performance-based restricted stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. Compensation expense for awards of nonvested restricted stock units
(“RSUs”) is recognized over their graded vesting period based on the grant-date fair value. The grant-date fair value is determined based on the grant-date closing price of Glatfelter common stock. The exercise price of all employee or non-employee director stock options is at least equal to their grant-date fair value. Accordingly, no compensation expense is recorded for stock options granted to employees or non-employee directors.
     Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant-date fair value of options granted during the first six months of 2004 was $3.32. No options were granted in 2005.
     The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Three Months Ended
	June 30
In thousands, except per share	2005	2004

Net income (loss) as reported	$1,709	$(1,629)
Add: stock-based compensation expense included in reported net income, net of tax	135	147
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(146)	(499)

Pro forma	$1,698	$(1,981)

Earnings (loss) per share
Reported – basic and diluted	$0.04	$(0.04)
Pro forma – basic and diluted	0.04	(0.05)

	Six Months Ended
	June 30
In thousands, except per share	2005	2004

Net income as reported	$7,999	$34,630
Add: stock-based compensation expense included in reported net income, net of tax	253	360
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(275)	(520)

Pro forma	$7,977	$34,470

Earnings per share Reported – basic and diluted	$0.18	$0.79
Pro forma – basic and diluted	0.18	0.78

GLATFELTER

3.	RECENT PRONOUNCEMENTS
     In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) is effective for periods beginning after December 15, 2005. We do not expect its impact to be material to our consolidated results of operations or consolidated financial position.
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of SFAS Statement No. 143” (“FIN 47”). This Interpretation, which is effective for fiscal years ending after December 15, 2005, clarifies the term “conditional” as used in SFAS No. 143 and requires companies to record a liability for “conditional” asset retirement obligations if required legally and there exists sufficient information to make a reasonable estimate of the fair value of the liability. We are currently evaluating the impact, if any, that FIN 47 may have on our consolidated results of operations or consolidated financial position.
4.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first six months of 2004 we completed sales of timberlands, the corporate aircraft and certain other assets. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain

Six Months Ended June 30, 2004
Timberlands	2,332	$30,283	$29,972
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	964	904

Total		$34,108	$33,430

     There were no sales of timberlands or corporate aircraft in the first six months of 2005.
5.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	June 30
In thousands, except per share	2005	2004

Net income (loss)	$1,709	$(1,629)

Weighted average common shares outstanding used in basic EPS	43,983	43,834
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	311	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,294	43,834

Basic and diluted EPS	$0.04	$(0.04)

	Six Months Ended
	June 30
In thousands, except per share	2005	2004

Net income	$7,999	$34,630

Weighted average common shares outstanding used in basic EPS	43,972	43,820
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	295	119

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,267	43,939

Basic and diluted EPS	$0.18	$0.79

GLATFELTER

     The following table sets forth the potential common shares for options to purchase shares of common stock that were outstanding but were not included in the computation of diluted EPS for the period indicated because their effect would be anti-dilutive.

	Three Months		Six Months
	Ended June 30		Ended June 30
In thousands	2005	2004	2005	2004
Potential common shares	1,284	2,448	976	2,172

6.	GAIN ON INSURANCE RECOVERIES
     During the first six months of 2005 and 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the first six months of 2005 and 2004 totaled $2.2 million and $25.5 million, respectively, and were received in cash prior to the end of the respective period.
7.	STOCK-BASED COMPENSATION
     During 2005 and 2004, 158,982 and 165,680, respectively, of non-vested Restricted Stock Units (“RSUs”) were awarded, under the 2005 and 1992 Key Employee Long-Term Incentive Plan, respectively, to executive officers, non-employee directors and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three-year to five-year period. The grant date fair value, net of forfeitures, of RSUs granted in 2005 and 2004 totaled $2.2 million and $1.7 million, respectively. The RSUs were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheets.
8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     We have both funded and, with respect to our international operations, unfunded noncontributory defined benefit pension plans, covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. The Company uses a December 31 measurement date for all of its defined benefit plans.
     We also provide certain healthcare benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65, and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.
     The following tables set forth information with respect to our defined benefit plans.

	Three Months Ended
	June 30
In thousands	2005	2004

Pension Benefits
Service cost	$817	$842
Interest cost	4,149	4,007
Expected return on plan assets	(9,966)	(9,427)
Amortization of transition assets	—	(213)
Amortization of prior service cost	922	425
Recognized actuarial (gain) loss	(288)	101

Net periodic benefit cost (income)	(4,366)	(4,265)
Special termination benefits	—	96

Total net periodic benefit (income) cost	$(4,366)	$(4,169)

Other Benefits
Service cost	$279	$198
Interest cost	699	626
Amortization of prior service cost	(186)	(157)
Recognized actuarial (gain) loss	351	324

Net periodic benefit cost	$1,143	$991

	Six Months Ended
	June 30
In thousands	2005	2004

Pension Benefits
Service cost	$1,864	$1,929
Interest cost	8,309	8,074
Expected return on plan assets	(19,707)	(19,634)
Amortization of transition assets	—	(426)
Amortization of prior service cost	1,035	1,063
Recognized actuarial (gain) loss	253	214

Net periodic benefit cost (income)	(8,246)	(8,780)
Special termination benefits	—	96

Total net periodic benefit (income) cost	$(8,246)	$(8,684)

Other Benefits
Service cost	$568	$508
Interest cost	1,347	1,204
Amortization of prior service cost	(370)	(369)
Recognized actuarial (gain) loss	664	622

Net periodic benefit cost	$2,209	$1,965

GLATFELTER

9.	COMPREHENSIVE INCOME
     The following tables sets forth comprehensive income and its components:

	Three Months Ended
	June 30
In thousands	2005	2004

Net income (loss)	$1,709	$(1,629)
Foreign currency translation adjustment	(5,602)	(502)

Comprehensive income (loss)	$(3,893)	$(2,131)

	Six Months Ended
	June 30
In thousands	2005	2004

Net income	$7,999	$34,630
Foreign currency translation adjustment	(8,841)	(2,998)

Comprehensive income (loss)	$(842)	$31,632

10.	INVENTORIES
     Inventories, net of reserves, were as follows:

	June 30,	December 31,
In thousands	2005	2004

Raw materials	$16,740	$14,974
In-process and finished	40,792	39,327
Supplies	24,380	24,535

Total	$81,912	$78,836

11.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	June 30,	December 31,
In thousands	2005	2004

Revolving credit facility, due June 2006	$18,256	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	7	446

Total long-term debt	202,263	207,723
Less current portion	(18,263)	(446)

Long-term debt, excluding current portion	$184,000	$207,277

     On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility due June 2006, (the “Facility”) with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance at June 30, 2005.
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
     At June 30, 2005, we had $4.3 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.
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

GLATFELTER

obligations recorded at our subsidiary in Gernsbach, Germany.
     The cross-currency swap is recorded in the Condensed Consolidated Balance Sheets at fair value of $(18.0) and $(29.6) million at June 30, 2005 and December 31, 2004, respectively, under the caption “Other current liabilities” and “Other long-term liabilities”, respectively. Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Condensed Consolidated Statements of Income. The mark-to-market adjustment was offset by a gain on the related remeasurement of the U.S. dollar -denominated inter-company obligations.
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
     Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain potential landfill closure liabilities (“Landfill Closure Costs”) associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of the landfills. In March 2004, the NCDENR issued us an order requiring the closure of one of the three landfills at issue. We intend to pursue reimbursement for any such Landfill Closure Costs from the Buyers under the indemnification provisions of the Acquisition Agreement.
     Based on our analysis of available information and our landfill closure experience, we estimated the Landfill Closure Costs would total approximately $7.6 million. During 2003, we established a reserve in this amount through charges to our results of operations. As of June 30, 2005, our reserve for Landfill Closure Costs declined to $5.9 million, reflecting expenditures to complete the closure of one landfill and other work completed to date. We believe this remaining reserve to be adequate based on our estimate of remaining Landfill Closure Costs to be incurred.
     In addition to Landfill Closure Costs, prior to 2003, we had recorded liabilities for Third Party Claims, primarily related to workers compensation claims, for approximately $2.2 million.
     We continue to believe the Buyers are responsible for the Landfill Closure Costs and the Third Party Claims under provisions of the Acquisition Agreement, and believe we have a strong legal basis claim for indemnification. We are pursuing appropriate avenues to enforce the provisions of the Acquisition Agreement.
     In October 2004, the bankruptcy trustee for the estates of RFS Ecusta and RFS US filed a complaint in the U.S. Bankruptcy Court for the Western District of North Carolina against certain of the Buyers and other related parties (“Defendant Buyers”) and us. The complaint alleges, among other things, that the Defendant Buyers engaged in fraud and fraudulent transfers and breached their fiduciary duties. With respect to Glatfelter, the complaint alleges that we aided and abetted the Defendant Buyers in their purported

GLATFELTER

actions in the structuring of the acquisition of the Ecusta Division and asserts a claim against us under the Bankruptcy Code. The trustee seeks damages from us in an amount not less than $25.8 million, plus interest, and other relief. We believe these claims are largely without merit and we are vigorously defending ourselves in this action. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements.
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
     Environmental Matters We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governments with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate the adverse effects, if any, on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources.
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
     As described below, various state and federal governmental agencies have formally notified nine potentially responsible parties (“PRPs”), including us, that they are potentially responsible for response costs and “natural resource damages” (“NRDs”) arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and other statutes. The other identified PRPs are NCR Corporation, Appleton Papers Inc., Georgia Pacific Corp. (formerly Fort Howard Corp. and Fort James), WTM I Company (a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, and Menasha Corporation.
     CERCLA establishes a two-part liability structure that makes responsible parties liable for (1) “response costs” associated with the remediation of a release of hazardous substances and (2) NRDs related to that release. Courts have interpreted CERCLA to impose

GLATFELTER

joint and several liabilities on responsible parties for response costs, subject to equitable allocation in certain instances. Prior to a final settlement by all responsible parties and the final cleanup of the contamination, uncertainty regarding the application of such liability will persist.
     The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”) which is the portion of the river between dams at Appleton and Little Rapids and Operable Units 3 through 5 (“OU3—5”), an area approximately 20 miles downstream of our Neenah facility.
     The following summarizes the status of our potential exposure:
     Response Actions
     OU1 and OU2 On January 7, 2003, the Wisconsin Department of Natural Resources (the “Wisconsin DNR”) and the Environmental Protection Agency (“EPA”) issued a Record of Decision (“ROD”) for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions arising during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. Based on the remediation activities completed to date, contract proposals received for the remaining remediation work, and the potential availability of alternative remedies under the ROD, we believe the total remediation of OU1 will cost between $55 million and $137 million.
     On July 1, 2003, WTM I Company entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding the implementation of the Remedial Design for OU1.
     On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (“the OU1 Consent Decree”) with the U.S. District Court for the Eastern District of Wisconsin. In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin entered the OU1 Consent Decree. Under terms of the OU1 Consent Decree, Glatfelter and WTM I Company each agreed to pay approximately $27 million, of which $25.0 million from each was placed in escrow to fund response work associated with remedial actions specified in the ROD. The remaining amount that the parties agreed to pay under the Consent Decree includes payments for NRD, NRD assessment and Past Costs incurred by the governments. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup.
     The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River. The response work is being managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed in escrow. In mid 2004, activities to remediate OU1 began including, among others, construction of de-watering and water-treatment facilities, and commencement of dredging of portions of OU1. In 2004 we completed dredging, dewatering and disposal activities covering of approximately 18,000 cubic yards of contaminated sediment from various locations in OU1. Dredging activities are continuing.
     The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account and to extend the remediation effort. Should the OU1 Consent Decree be terminated due to insufficient funds, each company would lose the protections contained in the settlement and the governments may turn to one or both parties for the completion of OU1 clean up. In such a situation, the governments may also seek response work from a third party, or perform the work themselves and seek response costs from any or all PRPs for the site, including Glatfelter. Based on information currently available to us, and subject to government approval of the use of alternative remedies under the ROD, we believe the required remedial actions can be completed with the amount of monies committed under the Consent Decree. If the Consent Decree is terminated due to an insufficiency of escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial action.

GLATFELTER

     As of June 30, 2005, our portion of the escrow account totaled approximately $18.6 million, of which $7.5 million is recorded in the accompanying Condensed Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $11.1 million is included under the caption “Other assets.” As of June 30, 2005, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $19.7 million.
     OUs 3 — 5 On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD (the “Second ROD”) for the cleanup of OU3 — 5. The Second ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but could, according to the Second ROD, cost within a range from approximately $227.0 million to $486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging.
     During the first quarter of 2004, NCR Corp. and Georgia Pacific Corp. entered into an AOC with the United States EPA under which they agreed to perform the Remedial Design for OUs 3-5, thereby accomplishing a first step towards remediation.
     We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for OU3—5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility.
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
     Other Information The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because the studies themselves disclose that they are not accurate and are based on assumptions for which there exists no evidence. We believe that our volumetric contribution is significantly lower than the estimates set forth in these studies. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, the location of discharge and a party’s role in causing discharge must be considered in order for the allocation to be equitable.
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

	June 30,	December 31,
In millions	2005	2004

Recorded as:
Environmental liabilities	$7.6	$7.7
Other long-term liabilities	12.1	13.9

Total	$19.7	$21.6

     The classification of our environmental liabilities is based on the development of the underlying remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges to our results of operations during the first six months of 2005 or 2004.
     Other than with respect to the OU1 Consent Decree, the amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liabilities cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment, and landfill space, and the number and financial resources of any other parties.
     Range of Reasonably Possible Outcomes — Neenah, Wisconsin Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 will be satisfactorily completed for the amounts provided under the OU1 Consent Decree. Our assessment is dependent, in part, on government approval of the use of alternative remedies in OU1, as set forth in the ROD, and on the successful negotiation of acceptable contracts to complete remediation related activities.
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
     In our estimate of the upper end of the range, we have considered: (i) the remedial actions agreed to in the OU1 Consent Decree and our belief that the required work can be accomplished with the funds to be escrowed under the OU1 Consent Decree; and (ii) no active remediation of OU2. We have also assumed dredging for the remainder of the River and the Bay of Green Bay, as set forth in the Second ROD, although at a significantly higher cost than estimated in the Second ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or than we will incur and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely.
     In estimating both our current reserves for environmental remediation and other environmental liabilities and the possible range of additional costs, we have assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, generally based on their financial condition and probable contribution. Our evaluation of the other PRPs’ financial condition included the review of publicly available financial information. Furthermore, we believe certain of these PRPs have corporate or contractual relationships with additional entities that may shift to those entities some or all of the monetary obligations arising from the lower Fox River and Bay of Green

GLATFELTER

Bay. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper and arranged for the disposal of the wastepaper that included the PCBs and consequently in our opinion, bear a higher level of responsibility.
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
     We believe that we are insured against certain losses related to the lower Fox River and the Bay of Green Bay, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. One of the defendant insurers filed a counter-suit against us in the U.S. District Court for the Middle District of Pennsylvania, but that counter suit has been dismissed. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. Since the filing of the complaint, we received a total of $35.0 million from the successful resolution of certain claims under insurance policies related to the Fox River environmental matter.
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
     In connection with the implementation of the North American Restructuring Program and other initiatives, during 2004, we changed the way we manage our business and transitioned from three distinct business units to two: the Europe-based Long Fiber & Overlay Papers business unit and the North America-based Specialty Papers business unit. While the Long Fiber & Overlay Papers business unit remains unchanged, the formation of the Specialty Papers business unit, which consists of the former Engineered Products and the Printing & Converting Papers business units, allows us to more effectively manage the demand planning process, optimize product mix, minimize process variability and meet the demands of our customers. As a result of this transition, all prior period segment data presented herein has been restated to give effect to the further refinement of our organizational structure discussed above.

GLATFELTER

     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For The Six Months Ended June 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$187,227	$163,038	$101,924	$97,322	$28	$746	$289,179	$261,106
Energy sales, net	5,259	5,308					5,259	5,308

Total revenue	192,486	168,346	101,924	97,322	28	746	294,438	266,414
Cost of products sold	169,353	157,508	84,041	79,398	30	945	253,424	237,851

Gross profit (loss)	23,133	10,838	17,883	17,924	(2)	(199)	41,014	28,563
SG&A	20,069	19,492	12,270	10,968	2,858	759	35,197	31,219
Pension income	—	—	—	—	(8,246)	(8,684)	(8,246)	(8,684)
Restructuring charges	—	—	—	—	—	867	—	867
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(81)	(33,430)	(81)	(33,430)
Gain on insurance recoveries					(2,200)	(25,500)	(2,200)	(25,500)

Total operating income (loss)	3,064	(8,654)	5,613	6,956	7,667	65,789	16,344	64,091
Non-operating income (expense)	—	—	—	—	(5,257)	(5,857)	(5,257)	(5,857)

Income before income taxes	$3,064	$(8,654)	$5,613	$6,956	$2,410	$59,932	$11,087	$58,234

Supplementary Data
Net tons sold	221,943	210,244	23,727	23,793	7	347	245,677	234,384
Depreciation expense	$17,869	$19,041	$7,787	$7,339	—	—	$25,656	$26,380

Business Unit Performance	For the Three Months Ended June 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$94,497	$80,271	$50,779	$48,486	$7	$272	$145,283	$129,029
Energy sales, net	2,715	2,894	—	—	—	—	2,715	2,894

Total revenue	97,212	83,165	50,779	48,486	7	272	147,998	131,923
Cost of products sold	89,202	79,641	42,831	39,748	9	364	132,042	119,753

Gross profit (loss)	8,010	3,524	7,948	8,738	(2)	(92)	15,956	12,170
SG&A	9,707	9,796	6,125	5,614	1,631	578	17,463	15,988
Pension income	—	—	—	—	(4,366)	(4,169)	(4,366)	(4,169)
Restructuring charges	—	—	—	—	—	867	—	867
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(21)	(392)	(21)	(392)
Gain on insurance recoveries	—	—	—	—	(2,200)	(300)	(2,200)	(300)

Total operating income (loss)	(1,697)	(6,272)	1,823	3,124	4,954	3,324	5,080	176
Non-operating income (expense)	—	—	—	—	(2,756)	(3,098)	(2,756)	(3,098)

Income (loss) before income taxes	$(1,697)	$(6,272)	$1,823	$3,124	$2,198	$226	$2,324	$(2,922)

Supplementary Data
Net tons sold	111,205	102,013	12,048	12,171	2	142	123,255	114,326
Depreciation expense	$9,000	$9,545	$3,790	$3,603	—	—	$12,790	$13,148

     Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or included in “Other and Unallocated” in the table above. Certain prior period information has been reclassified to conform to the current period presentation.
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

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

P. H. Glatfelter Company:

We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and Subsidiaries as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of P. H. Glatfelter Company and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 9, 2005

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
     Overview The comparison of our financial results for the first six months of 2005 versus the first six months of 2004 reflects the following significant items:
1)	The North America Restructuring Program, an initiative focused on improving profitability by enhancing our product mix, increasing workforce productivity, and reducing costs by enhancing supply chain management strategies, was implemented beginning in the second half of 2004;

2)	Demand for products in our North America-based Specialty Papers business unit improved and selling prices strengthened beginning in the second quarter of 2004 benefiting the period-to-period comparison;

3)	The results of our Long Fiber & Overlay Papers business unit, based in Europe, declined in the comparison primarily due to increased competition and softer demand in the composite laminates market;

4)	Input costs, primarily fiber and energy related, increased in the comparison; and

5)	Selling, general & administrative expenses increased due to increased legal fees primarily related to actions to collect additional insurance proceeds covering certain environmental liabilities.

GLATFELTER

RESULTS OF OPERATIONS
Six Months Ended June 30, 2005 versus the
Six Months Ended June 30, 2004
     The following table sets forth summarized results of operations:

	Six Months Ended
	June 30
In thousands, except per share	2005	2004

Net sales	$289,179	$261,106
Gross profit	48,427	36,541
Operating income	16,344	64,091
Net income	7,999	34,630
Earnings per diluted share	0.18	0.79

     The consolidated results of operations for the six months includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2005	Gain (loss)
Insurance recoveries	$1,430	$0.03
2004
Gains on sale of timberlands and corporate aircraft	19,646	0.45
Insurance recoveries	15,402	0.35
Restructuring charge	(524)	(0.01)

     The above items increased earnings by $1.4 million, or $0.03 per diluted share and $34.5 million, or $0.79 per diluted share, in the first six months of 2005 and 2004, respectively.

     Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For The Six Months Ended June 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$187,227	$163,038	$101,924	$97,322	$28	$746	$289,179	$261,106
Energy sales, net	5,259	5,308					5,259	5,308

Total revenue	192,486	168,346	101,924	97,322	28	746	294,438	266,414
Cost of products sold	169,353	157,508	84,041	79,398	30	945	253,424	237,851

Gross profit (loss)	23,133	10,838	17,883	17,924	(2)	(199)	41,014	28,563
SG&A	20,069	19,492	12,270	10,968	2,858	759	35,197	31,219
Pension income	—	—	—	—	(8,246)	(8,684)	(8,246)	(8,684)
Restructuring charges	—	—	—	—	—	867	—	867
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(81)	(33,430)	(81)	(33,430)
Gain on insurance recoveries					(2,200)	(25,500)	(2,200)	(25,500)

Total operating income (loss)	3,064	(8,654)	5,613	6,956	7,667	65,789	16,344	64,091
Non-operating income (expense)	—	—	—	—	(5,257)	(5,857)	(5,257)	(5,857)

Income before income taxes	$3,064	$(8,654)	$5,613	$6,956	$2,410	$59,932	$11,087	$58,234

Supplementary Data
Net tons sold	221,943	210,244	23,727	23,793	7	347	245,677	234,384
Depreciation expense	$17,869	$19,041	$7,787	$7,339	—	—	$25,656	$26,380

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
     Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. Costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or included in “Other and Unallocated” in the table above. Certain prior period information has been reclassified to conform to the current period presentation.

GLATFELTER

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
Sales and Costs of Products Sold

	Six Months Ended
	June 30
In thousands	2005	2004	Change

Net sales	$289,179	$261,106	$28,073
Energy sales – net	5,259	5,308	(49)

Total revenues	294,438	266,414	28,024
Costs of products sold	246,011	229,873	16,138

Gross profit	$48,427	$36,541	$11,886

Gross profit as a percent of Net sales	16.8%	14.0%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Six Months Ended
	Percent of Total
	2005	2004

Business Unit
Specialty Papers	64.7%	62.4%
Long-Fiber & Overlay Papers	35.3%	37.3%
Tobacco Papers	—	0.3%

Total	100.0%	100.0%

     Net sales totaled $289.2 million for the first six months of 2005, an increase of $28.1 million, or 10.8%, compared to the same period a year ago. This growth was primarily driven by strengthened product pricing and a 5.6% increase in volume in the Specialty Papers business unit compared with the first half of 2004. Higher pricing for Specialty Papers’ products increased revenue by $11.0 million compared to the same period a year ago. Long Fiber & Overlay Papers’ volumes shipped and selling prices were essentially the same in the period-to-period comparison. The translation of foreign currencies favorably impacted net sales in the first six months of 2005 by $3.7 million compared to the same period a year ago.
     Costs of products sold increased $16.1 million in the comparison. In addition to the effect of increased shipping volumes, higher raw material and energy prices increased costs of products sold by approximately $6.7 million and the translation of foreign currencies increased costs by $3.3 million. These factors were partially offset by reduced labor costs attributable to the North American Restructuring Program and to improved operating performance at the Company’s Neenah, WI facility.
     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each period:

	Six Months Ended
	June 30
In thousands	2005	2004	Change

Recorded as:
Costs of products sold	$7,413	$7,978	$(565)
SG&A expense	833	706	127

Total	$8,246	$8,684	$(438)

     The following summarizes SG&A expenses, restructuring charges, gains from asset dispositions and other nonrecurring items:

	Six Months Ended
	June 30
In thousands	2005	2004	Change

SG&A expenses	$34,364	$30,513	$3,851
Restructuring charges	—	867	(867)
Gains on dispositions of plant, equipment and timberlands	(81)	(33,430)	33,349
Gains from insurance recoveries	(2,200)	(25,500)	23,300

     Selling, General and Administrative (“SG&A”) expenses increased $3.9 million in the comparison to the year-earlier period. Approximately $2.6 million of the increase was for legal fees which were primarily related to the pursuit of additional insurance recoveries. The translation of foreign currencies increased SG&A by $0.4 million.
     Gain on Sales of Plant, Equipment and Timberlands During the first six months of 2004 we completed the sales of certain assets. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Pre-tax Gain

Six Months Ended June 30, 2004
Timberlands	2,332	$30,283	$29,972
Corporate Aircraft	n/a	2,861	2,554
Other		964	904

Total		$34,108	$33,430

     All property sales set forth above were sold for cash
     Insurance Recoveries During the first six months of 2005 and 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $2.2 million in the first six months of 2005 and $25.5 million in the first six months of 2004. All recoveries were received in cash prior the end of the applicable period.

GLATFELTER

     We continue to pursue legal actions against certain other insurers that we believe are liable under similar policies related to the Fox River environmental matter.
     Income Taxes Net income for the first six months of 2005 reflects an effective tax rate of 27.9% compared to 40.5% in the same period a year ago. The lower effective tax rate in 2005 was primarily due to shifts in the jurisdictions in which taxable income was earned and the effect of tax credits relative to the level of pre-tax income.
     Foreign Currency We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. During the first six months of 2005, these operations generated approximately 30% of our sales and 31% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on 2005 reported results compared to 2004:

Six Months Ended
In thousands	June 30

Favorable
(unfavorable)
Net sales	$3,725
Costs of products sold	(3,313)
SG&A expenses	(438)
Income taxes and other	15

Net income	$(11)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets. The strengthening of the Euro relative to certain other currencies in the comparison of the first six months of 2005 to the same period of 2004, adversely affected the price competitiveness of our Germany-based Long Fiber & Overlay Papers business unit relative to certain competitors.
Three Months Ended June 30, 2005 versus the
Three Months Ended June 30, 2004
     The following table sets forth summarized results of operations:

	Three Months Ended
	June 30
In thousands, except per share	2005	2004

Net sales	$145,283	$129,029
Gross profit	19,833	16,042
Operating income	5,080	176
Net income (loss)	1,709	(1,629)
Earnings per diluted share	0.04	(0.04)

     The consolidated results of operations for the three months ended June 30, 2004 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2005	Gain (loss)
Insurance recoveries	$1,430	$0.03
2004
Restructuring charge	(538)	(0.01)
Insurance recoveries	186	—

GLATFELTER

     Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the Three Months Ended June 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$94,497	$80,271	$50,779	$48,486	$7	$272	$145,283	$129,029
Energy sales, net	2,715	2,894	—	—	—	—	2,715	2,894

Total revenue	97,212	83,165	50,779	48,486	7	272	147,998	131,923
Cost of products sold	89,202	79,641	42,831	39,748	9	364	132,042	119,753

Gross profit (loss)	8,010	3,524	7,948	8,738	(2)	(92)	15,956	12,170
SG&A	9,707	9,796	6,125	5,614	1,631	578	17,463	15,988
Pension income	—	—	—	—	(4,366)	(4,169)	(4,366)	(4,169)
Restructuring charges	—	—	—	—	—	867	—	867
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(21)	(392)	(21)	(392)
Gain on insurance recoveries	—	—	—	—	(2,200)	(300)	(2,200)	(300)

Total operating income (loss)	(1,697)	(6,272)	1,823	3,124	4,954	3,324	5,080	176
Non-operating income (expense)	—	—	—	—	(2,756)	(3,098)	(2,756)	(3,098)

Income (loss) before income taxes	$(1,697)	$(6,272)	$1,823	$3,124	$2,198	$226	$2,324	$(2,922)

Supplementary Data
Net tons sold	111,205	102,013	12,048	12,171	2	142	123,255	114,326
Depreciation expense	$9,000	$9,545	$3,790	$3,603	—	—	$12,790	$13,148

     The following table summarizes sales and costs of products sold for the three months ended June 30, 2005 and 2004.
Sales and Costs of Products Sold

	Three Months Ended
	June 30
In thousands	2005	2004	Change

Net sales	$145,283	$129,029	$16,254
Energy sales – net	2,715	2,894	(179)

Total revenues	147,998	131,923	16,075
Costs of products sold	128,165	115,881	12,284

Gross profit	$19,833	$16,042	$3,791

Gross profit as a percent of Net sales	13.7%	12.4%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2005	2004

Business Unit
Specialty Papers	65.0%	62.2%
Long-Fiber & Overlay Papers	35.0	37.6
Tobacco Papers	—	0.2

Total	100.0%	100.0%

     Net sales totaled $145.3 million for the second quarter of 2005, an increase of $16.3 million, or 12.6%, compared to the same quarter a year ago. This growth was primarily driven by a $14.2 million increase in Specialty Papers’ net sales consisting of $5.1 million in higher product pricing and a 9.0% increase in volume. Long Fiber & Overlay Papers’ volumes shipped declined 1% and selling prices declined slightly on a constant currency basis in the quarter-to-quarter comparison. This decline in this unit’s performance reflects the adverse effects of a weaker economy in Western Europe and increased competition. The translation of foreign currencies favorably impacted 2005 second quarter net sales by $1.8 million compared to the same quarter a year ago.
     Costs of products sold totaled $128.2 million for the second quarter of 2005, an increase of $12.3 million compared with the same quarter a year ago. In addition to the effect of a 7.8% increase in net tons shipped, higher fiber, other raw materials, and energy prices increased costs of products sold by approximately $3.2 million. The translation of foreign currencies increased costs by $1.8 million. These factors were partially offset by reduced labor costs attributable to the North American Restructuring Program and improved operating performance at the Company’s Neenah, WI facility. During the second quarters of 2005 and 2004, the Company completed its annually scheduled maintenance shutdown of its Spring Grove, PA facility. These shutdowns result in increased maintenance spending and reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold. The Spring Grove maintenance shutdown had an estimated impact on gross profit of approximately $5.9 million in the second quarter of 2005 and $5.5 million in the comparable quarter a year ago.

GLATFELTER

     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	June 30
In thousands	2005	2004	Change

Recorded as:
Costs of products sold	$3,877	$3,872	$5
SG&A expense	489	297	192

Total	$4,366	$4,169	$197

     The following summarizes SG&A expenses, restructuring charges, gains from asset dispositions and other nonrecurring items:

	Three Months Ended
	June 30
In thousands	2005	2004	Change

SG&A expenses	$16,974	$15,691	$1,283
Restructuring charges	—	867	(867)
Gains on dispositions of plant, equipment and timberlands	(21)	(392)	371
Gains from insurance recoveries	(2,200)	(300)	(1,900)

     Selling, General and Administrative (“SG&A”) expenses in the second quarter of 2005 totaled $17.0 million compared with $15.7 million in the year-earlier second quarter. Legal fees, primarily related to the collection of insurance recoveries and other matters, increased $1.4 million in the quarter-to-quarter comparison. The translation of foreign currencies increased SG&A by $0.2 million.
     Foreign Currency We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. During the second quarter of 2005, these operations generated approximately 29% of our sales and 31% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on reported results for the second quarter of 2005 compared to the same quarter of 2004:

Three Months Ended
In thousands	June 30, 2005

Favorable
(unfavorable)
Net sales	$1,840
Costs of products sold	(1,772)
SG&A expenses	(210)
Income taxes and other	13

Net income	$(129)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets. The strengthening of the Euro relative to certain other currencies in the comparison of the second quarter of 2005 to the same period of 2004, adversely affected the price competitiveness of our Germany-based Long Fiber & Overlay Papers business unit relative to certain competitors.
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts. The following table summarizes cash flow information for each of the periods presented.

	Six Months Ended
	June 30
In thousands	2005	2004

Cash and cash equivalents at beginning of period	$39,951	$15,566
Cash provided by (used for)
Operating activities	4,911	16,830
Investing activities	(13,875)	22,987
Financing activities	(6,460)	(43,968)
Effect of exchange rate changes on cash	(1,878)	(318)

Net cash provided (used)	(17,302)	(4,469)

Cash and cash equivalents at end of period	$22,649	$11,097

     The decrease in cash generated from operations in the comparison was due to an increase in inventories, payments for income taxes and other changes in working capital.
     The changes in investing cash flows reflect cash proceeds in the first six months of 2004 from dispositions of property, equipment and timberlands

GLATFELTER

totaling $34.1 million. Further, capital expenditures totaled $14.0 million and $11.1 million in the period-to-period comparison. We currently expect capital expenditures in the full year 2005 to approximate $30 million to $35 million compared to $19 million in 2004.
     The following table sets forth our outstanding long-term indebtedness:

	June 30,	December 31,
In thousands	2005	2004

Revolving credit facility, due June 2006	$18,256	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	7	446

Total long-term debt	202,263	207,723
Less current portion	(18,263)	(446)

Long-term debt, excluding current portion	$184,000	$207,277

     The significant terms of the debt obligations are set forth in Item 1 – Financial Statements, Note 11.
     During the first six months of 2005 and 2004, cash dividends paid on common stock totaled $7.9 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
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
     Off-Balance-Sheet Arrangements As of June 30, 2005 and December 31, 2004, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 1 – Financial Statements.
     Outlook We expect market conditions in our Specialty Papers business unit to remain relatively stable with some softening in portions of our book publishing and envelope converting markets together with continued volume growth in Engineered Products over the course of the third and fourth quarters of 2005.
     Our Europe-based Long Fiber & Overlay Papers business unit is expected to continue facing increased challenges. Certain markets will continue to be adversely affected by increased competition and overcapacity, and we expect other segments to be negatively impacted by relatively weaker economic conditions in Western Europe. We are currently developing a comprehensive program designed to improve the performance of this business unit. Similar to the 2004 North America Restructuring Program, the objectives of this program will include:
•	Improved productivity of European facilities through workforce redesign and targeted capital investments;

•	Reducing our costs to produce by implementing improved and expanded supply-chain management strategies and redesigning end-to-end planning and scheduling processes at our European operations;

•	Enhancing new product development activities to aggressively pursue new market opportunities.

GLATFELTER

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2005
Dollars in thousands	2005	2006	2007	2008	2009	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates	$184,007	$184,000	$115,250	$8,500	—	$184,007	$188,053
At variable interest rates	18,256	10,649	—	—	—	18,256	18,256
Weighted-average interest rate
On fixed interest rate debt	6.31%	6.31%	5.97%	3.82%	—
On variable interest rate debt	3.41	3.51	—	—	—

Cross-currency swap
Pay variable – EURIBOR	€72,985	€34,993	—	—	—	$(17,954)	$(17,954)
Variable rate payable	2.85%	2.85%	—	—	—
Receive variable – US$ LIBOR	$70,000	$33,562	—	—	—
Variable rate receivable	4.11%	4.11%	—	—	—

     The table above presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2005, we had long-term debt outstanding of $202.2 million, of which $18.3 million, or 9.1%, was at variable interest rates.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At June 30, 2005, the interest rate paid was 3.41%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.2 million.
     At June 30, 2005, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany, S&H. The cross-currency swaps are recorded at fair value on the Condensed Consolidated Balance
Sheet under the caption “Other current liabilities” at June 30, 2005 and “Other long-term liabilities” at December 31, 2004. Changes in fair value are recognized in earnings as “Other income (expense)” in the Condensed Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. dollar-denominated inter-company obligations when they are re-measured in Euros, the functional currency of S&H.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the six months ended June 30, 2005, approximately 70% of our net sales were shipped from the United States, 25% from Germany, and 5% from other international locations.

ITEM 4.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
     Changes in Internal Controls There was no change in our internal control over financial reporting during the three months ended June 30, 2005, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of holders of Glatfelter common stock was held on April 27, 2005. At this meeting, shareholders voted on the following matters (with the indicated tabulated results).

i.	The election of two members of the Board of Directors to serve for full three-year terms expiring in 2008.

Director	For	Withheld

Nicholas DeBenedictis	24,346,548	14,910,554
J. Robert Hall	34,897,031	4,360,071
ii.	A proposal to approve the P. H. Glatfelter Company 2005 Long Term Incentive Plan.

For	28,469,097
Against	6,274,663
Withheld	309,201
Broker non-votes	4,204,141
iii.	A proposal to approve the P. H. Glatfelter Company 2005 Management Incentive Plan.

For	37,413,555
Against	1,521,724
Withheld	321,823
Broker non-votes	0

GLATFELTER

ITEM 6. EXHIBITS
     (a) Exhibits
     The following exhibits are filed herewith.
15	Letter in lieu of consent regarding review report of unaudited interim financial information.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 9, 2005	P. H. GLATFELTER COMPANY (Registrant)
	By:	/s/ John P. Jacunski
John P. Jacunski
Vice President and Corporate Controller (as chief accounting officer)

GLATFELTER

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter in lieu of consent regarding review report of unaudited interim financial information, filed herewith.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of, filed herewith.
32.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
GLATFELTER