Form 10-Q
period 2005-09-30
GLATFELTER P H CO
filed 2005-11-04
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ______ to ______
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     No  ✓ .
As of October 31, 2005, P. H. Glatfelter Company had 44,068,541 shares of common stock outstanding.

P. H. GLATFELTER COMPANY and subsidiaries
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2005

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except per share	2005	2004	2005	2004

Net sales	$146,780	$143,075	$435,959	$404,181
Energy sales — net	2,414	2,616	7,673	7,924

Total revenues	149,194	145,691	443,632	412,105
Costs of products sold	123,578	118,649	369,589	348,522

Gross profit	25,616	27,042	74,043	63,583

Selling, general and administrative expenses	18,061	14,663	52,425	45,176
Restructuring charges	—	16,508	—	17,375
Gains on dispositions of plant, equipment and timberlands, net	(1,327)	(2,464)	(1,408)	(35,894)
Gains from insurance recoveries	—	(7,285)	(2,200)	(32,785)

Operating income	8,882	5,620	25,226	69,711
Non-operating income (expense)
Interest expense	(3,331)	(3,294)	(9,881)	(9,989)
Interest income	475	444	1,532	1,340
Other — net	293	(457)	529	(515)

Total other expense	(2,563)	(3,307)	(7,820)	(9,164)

Income before income taxes	6,319	2,313	17,406	60,547
Income tax provision	2,656	115	5,744	23,719

Net income	$3,663	$2,198	$11,662	$36,828

Earnings Per Share
Basic	$0.08	$0.05	$0.27	$0.84
Diluted	0.08	0.05	0.26	0.84

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31
In thousands	2005	2004

Assets
Current assets
Cash and cash equivalents	$15,383	$39,951
Accounts receivable — net	66,108	60,900
Inventories	81,368	78,836
Prepaid expenses and other current assets	23,611	18,765

Total current assets	186,470	198,452

Plant, equipment and timberlands — net	486,130	520,412

Other assets	335,367	333,406

Total assets	$1,007,967	$1,052,270

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$18,345	$446
Short-term debt	3,274	3,503
Accounts payable	32,902	30,174
Dividends payable	3,966	3,955
Environmental liabilities	7,823	7,715
Other current liabilities	61,233	58,214

Total current liabilities	127,543	104,007

Long-term debt	184,000	207,277

Deferred income taxes	209,383	212,074

Other long-term liabilities	73,629	108,542

Total liabilities	594,555	631,900

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	43,559	41,828
Retained earnings	524,835	525,056
Deferred compensation	(2,556)	(1,275)
Accumulated other comprehensive (loss) income	(90)	8,768

	566,292	574,921
Less cost of common stock in treasury	(152,880)	(154,551)

Total shareholders’ equity	413,412	420,370

Total liabilities and shareholders’ equity	$1,007,967	$1,052,270

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30
In thousands	2005	2004

Operating activities
Net income	$11,662	$36,828
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	38,186	39,569
Pension income	(12,398)	(13,022)
Restructuring charges	—	17,375
Deferred income tax provision	1,339	14,143
Gains on dispositions of plant, equipment and timberlands, net	(1,408)	(35,894)
Other	475	504
Change in operating assets and liabilities
Accounts receivable	(8,925)	(11,679)
Inventories	(6,280)	(1,879)
Other assets and prepaid expenses	1,619	(10,603)
Accounts payable and other liabilities	(12,674)	(9,612)

Net cash provided by operating activities	11,596	25,730

Investing activities
Purchases of plant, equipment and timberlands	(22,033)	(14,348)
Proceeds from disposals of plant, equipment and timberlands	1,225	36,719
Proceeds from sale of subsidiary	—	525

Net cash (used) provided by investing activities	(20,808)	22,896

Financing activities
Net repayments of revolving credit facility and short-term debt	(2,019)	(41,355)
Payment of dividends	(11,873)	(11,832)
Proceeds from stock options exercised	785	413

Net cash used by financing activities	(13,107)	(52,774)

Effect of exchange rate changes on cash	(2,249)	(187)

Net decrease in cash and cash equivalents	(24,568)	(4,335)
Cash and cash equivalents at the beginning of period	39,951	15,566

Cash and cash equivalents at the end of period	$15,383	$11,231

Supplemental cash flow information
Cash paid (received) for
Interest expense	$12,090	$12,552
Income taxes	15,000	(1,645)

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
     Stock-based Compensation We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for performance-based restricted stock awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. Compensation expense for awards of non-vested restricted stock units
     (“RSUs”) is recognized over their graded vesting period based on the grant-date fair value. The grant-date fair value is determined based on the grant-date closing price of Glatfelter common stock. The exercise price of all employee or non-employee director stock options is at least equal to their grant-date fair value. Accordingly, no compensation expense is recorded for stock options granted to employees or non-employee directors.
     Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. The weighted-average grant-date fair value of options granted during the first nine months of 2004 was $3.32. No options were granted in 2005.
     The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Three Months Ended
	September 30
In thousands, except per share	2005	2004

Net income as reported	$3,663	$2,198
Add: stock-based compensation expense included in reported net income, net of tax	161	56
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(168)	(499)

Pro forma	$3,656	$1,755

Earnings per share
Reported — basic and diluted	$0.08	$0.05
Pro forma — basic and diluted	0.08	0.04

	Nine Months Ended
	September 30
In thousands, except per share	2005	2004

Net income as reported	$11,662	$36,828
Add: stock-based compensation expense included in reported net income, net of tax	414	464
Less: stock-based compensation expense determined under fair value based method for awards, net of tax	(435)	(705)

Pro forma	$11,641	$36,587

Earnings per share
Reported — basic and diluted	$0.26	$0.84
Pro forma — basic and diluted	0.26	0.84

GLATFELTER

3.	RECENT PRONOUNCEMENTS
     In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) will be effective for us beginning in the first quarter of 2006. We do not expect its impact to be material to our consolidated results of operations or consolidated financial position.
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
     During the first nine months of 2005, various miscellaneous assets were sold for a pre-tax gain of $1.4 million.
     During the first nine months of 2004 we completed sales of timberlands, the corporate aircraft and certain other assets. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain

Nine Months Ended September 30, 2004
Timberlands	2,479	$32,683	$32,343
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	1,175	997

Total		$36,719	$35,894

5.	RESTRUCTURING CHARGE
In 2004, we implemented the North American Restructuring Program, a comprehensive series of actions designed to improve operating results by enhancing product and service offerings in book publishing markets, growing revenue from uncoated specialty papers, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. In conjunction with this initiative, we negotiated a new labor agreement that enabled us to achieve targeted workforce reduction levels at our Spring Grove, PA facility. As part of the new labor agreement, we offered a voluntary early retirement benefits package to eligible employees. These special termination benefits resulted in a charge of $16.5 million in the third quarter of 2004, substantially all of which was for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs. In addition, during the second quarter of 2004, we recorded restructuring charges totaling $0.7 million, for severance and related pension and other post employment benefits (“OPEB”) associated with the elimination of certain non-represented positions.

6.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three Months Ended
	September 30
In thousands, except per share	2005	2004

Net income	$3,663	$2,198

Weighted average common shares outstanding used in basic EPS	44,012	43,871
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	345	221

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,357	44,092

Basic and diluted EPS	$0.08	$0.05

GLATFELTER

	Nine Months Ended
	September 30
In thousands, except per share	2005	2004

Net income	$11,662	$36,828

Weighted average common shares outstanding used in basic EPS	43,986	43,837
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	312	146

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,298	43,983

Basic EPS	$0.27	$0.84
Diluted EPS	0.26	0.84

     The following table sets forth the potential common shares for options to purchase shares of common stock that were outstanding but were not included in the computation of diluted EPS for the period indicated because their effect would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands	2005	2004	2005	2004

Potential common shares	972	2,064	964	2,064

7.	GAIN ON INSURANCE RECOVERIES
     During the first nine months of 2005 and 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations for the first nine months of 2005 and 2004 totaled $2.2 million and $32.8 million, respectively, and were received in cash prior to the end of the respective period.

8.	STOCK-BASED COMPENSATION
     During 2005 and 2004, 152,082 and 137,880, respectively, of non-vested “RSUs” were awarded net of forfeitures, under the 2005 and 1992 Key Employee Long-Term Incentive Plan, respectively, to executive officers, non-employee directors and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three-year to five-year period. The grant date fair value, net of forfeitures, of RSUs granted in 2005 and 2004 totaled $2.1 million and $1.5 million, respectively. The RSUs were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheets.

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
     The following tables set forth information with respect to our defined benefit plans.

	Three Months Ended
	September 30
In thousands	2005	2004

Pension Benefits
Service cost	$931	$969
Interest cost	4,132	4,080
Expected return on plan assets	(9,853)	(9,819)
Amortization of transition assets	—	(213)
Amortization of prior service cost	517	533
Amortization of unrecognized loss	121	112

Net periodic benefit income	(4,152)	(4,338)
Special termination benefits	—	11,255

Total net periodic benefit income	$(4,152)	$6,917

Other Benefits
Service cost	$284	$254
Interest cost	674	602
Amortization of prior service cost	(185)	(185)
Amortization of unrecognized loss	332	311

Net periodic benefit cost	1,105	982
Special termination benefits	—	5,228

Total net periodic benefit cost	$1,105	$6,210

GLATFELTER

	Nine Months Ended
	September 30
In thousands	2005	2004

Pension Benefits
Service cost	$2,795	$2,899
Interest cost	12,441	12,154
Expected return on plan assets	(29,560)	(29,454)
Amortization of transition assets	—	(639)
Amortization of prior service cost	1,552	1,596
Amortization of unrecognized loss	374	326

Net periodic benefit income	(12,398)	(13,118)
Special termination benefits	—	11,351

Total net periodic benefit income	$(12,398)	$(1,767)

Other Benefits
Service cost	$852	$762
Interest cost	2,021	1,806
Amortization of prior service cost	(554)	(554)
Amortization of unrecognized loss	996	933

Net periodic benefit cost	3,315	2,947
Special termination benefits	—	5,228

Total net periodic benefit cost	$3,315	$8,175

10.	COMPREHENSIVE INCOME
     The following tables sets forth comprehensive income and its components:

	Three Months Ended
	September 30
In thousands	2005	2004

Net income	$3,663	$2,198
Foreign currency translation adjustment	(17)	1,393

Comprehensive income	$3,646	$3,591

	Nine Months Ended
	September 30
In thousands	2005	2004

Net income	$11,662	$36,828
Foreign currency translation adjustment	(8,858)	(1,605)

Comprehensive income	$2,804	$35,223

11.	INVENTORIES
     Inventories, net of reserves, were as follows:

	September 30,	December 31,
In thousands	2005	2004

Raw materials	$16,478	$14,974
In-process and finished	40,166	39,327
Supplies	24,724	24,535

Total	$81,368	$78,836

12.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	September 30,	December 31,
In thousands	2005	2004

Revolving credit facility, due June 2006	$18,345	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable — SunTrust, due March 2008	34,000	34,000
Other notes, various	—	446

Total long-term debt	202,345	207,723
Less current portion	(18,345)	(446)

Long-term debt, excluding current portion	$184,000	$207,277

     On June 24, 2002, we entered into an unsecured $102.5 million multi-currency revolving credit facility due June 2006, (the “Facility”) with a syndicate of three major banks. An additional $22.5 million was added to the Facility on September 24, 2002 with a fourth major bank. The Facility enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, with both of which we are in compliance at September 30, 2005.
     On July 22, 1997, we issued $150.0 million principal amount of 6 7/8% Notes due July 15, 2007. Interest on these notes is payable semiannually on January 15 and July 15. These notes are redeemable, in whole or in part, at our option at any time at a calculated redemption price plus accrued and unpaid interest to the date of redemption, and constitute unsecured and unsubordinated indebtedness.
     On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. We pledged this note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the “Note Payable”). The Note Payable bears interest at a fixed rate of 3.82% for five years at which time we can elect to renew the obligation.
     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

GLATFELTER

     At September 30, 2005, we had $4.5 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers’ compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.

13.	CROSS-CURRENCY SWAP
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
     The cross-currency swap is recorded in the Condensed Consolidated Balance Sheets at fair value of $(17.9) and $(29.6) million at September 30, 2005 and December 31, 2004, respectively, under the caption “Other current liabilities” and “Other long-term liabilities”, respectively. Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Condensed Consolidated Statements of Income. The mark-to-market adjustment was offset by a gain on the related remeasurement of the U.S. dollar-denominated inter-company obligations.
     The credit risks associated with our financial derivative are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.

14.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
     Ecusta Division Matters At September 30, 2005, we had reserves for various matters associated with our former Ecusta Division. Activity in these reserves during the periods indicated is summarized below.

	Three Months Ended September 30, 2005
	Ecusta
	Environmental	Workers’
In thousands	Matters	Comp	Other	Total

Beginning balance	$5,800	$2,130	$3,300	$11,230
Accruals	2,700	—	—	2,700
Payments	(165)	(7)	—	(172)

Ending balance	$8,335	$2,123	$3,300	$13,758

	Nine Months Ended September 30, 2005
	Ecusta
	Environmental	Workers’
In thousands	Matters	Comp	Other	Total

Beginning balance	$6,391	$2,144	$3,300	$11,835
Accruals	2,700	—	—	2,700
Payments	(756)	(21)	—	(777)

Ending balance	$8,335	$2,123	$3,300	$13,758

     Activity during the respective periods of 2004 consisted only of payments made in connection with the Ecusta environmental matters. With respect to the reserves set forth above as of September 30, 2005 $1.6 million are recorded under the caption “Other current liabilities” and $12.2 million are recorded under the caption “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.
     The following discussion provides more details on each of these matters.
     Background Information In August 2001, pursuant to an acquisition agreement (the “Acquisition Agreement”), we sold the assets of our Ecusta Division to four related entities, consisting of Purico (IOM) Limited, an Isle of Man limited liability company (“Purico”), and RF&Son Inc. (“RF”), RFS US Inc. (“RFS US”) and RFS Ecusta Inc. (“RFS Ecusta”), each of which is a Delaware corporation, (collectively, the “Buyers”).
     In August 2002, the Buyers shut down the manufacturing operation of the pulp and paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, RFS Ecusta and RFS US filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. During the fourth quarter of 2002, in accordance with the provisions of the Acquisition Agreement, we notified the Buyers of third party claims (“Third Party Claims”) made against us for which we are seeking indemnification from the Buyers. The Third Party Claims primarily relate to certain post-retirement benefits, workers’ compensation claims and vendor payables.

GLATFELTER

     Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the pulp and paper mill and related real property, were sold to several third parties unrelated to the Buyers (the “New Buyers”). We understand the New Buyers’ business plan was to continue certain mill-related operations and to convert portions of the mill site into a business park.
     Ecusta Environmental Matters Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain potential landfill closure liabilities associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. In March 2004 and September 2005, the NCDENR issued us separate orders requiring the closure of two of the three landfills at issue.
     In September 2004, one of the New Buyers entered into a Brownfields Agreement with the NCDENR relating to the Ecusta mill, pursuant to which the New Buyer was to be held responsible for certain specified environmental concerns. In September 2005, NCDENR sought our participation in the evaluation and potential remediation of environmentally hazardous conditions at the former Ecusta mill site. We believe NCDENR is looking to us in this evaluation due, in part, to its concerns regarding the financial condition of one of the New Buyers. In addition to calling for the assessment, closure, and post-closure monitoring and maintenance of the third landfill for which we had previously been held responsible, NCDENR has asserted concerns regarding (i) mercury and certain other contamination on and around the site; (ii) potentially hazardous conditions existing in the sediment and water column of the site’s water treatment and aeration and sedimentation basin (the “ASB”); and (iii) contamination associated with two additional landfills on the site that were not used by us (collectively, the “NCDENR Matters”). With respect to the concerns discussed above, the New Buyers, in a May 2004 agreement, expressly agreed to indemnify and hold us harmless from any and all such liabilities. We continue to have discussions with NCDENR concerning our potential responsibilities and appropriate remedial actions, if any, which may be necessary.
     In addition, we have recently learned that the New Buyers may not have sufficient cash flow to continue meeting certain obligations to NCDENR and us. Specifically, the New Buyers are obligated (i) to treat leachate and stormwater runoff from the landfills which we are currently required to manage, and (ii) to remediate groundwater contamination in the vicinity of a former caustic building at site. If the New Buyers should default on these obligations, it is possible that NCDENR will require us to make appropriate arrangements for the treatment and disposal of the landfill waste streams and to be responsible for the remediation of certain contamination on and around the site (collectively, the “New Buyers Matters”).
     As a result of NCDENR’s recent communication with us and our assessment of the range of likely outcomes of the NCDENR Matters and the New Buyers Matters, our results of operations for the third quarter of 2005 includes a $2.7 million charge to increase our reserve for estimated costs associated with the Ecusta environmental matters. The addition to the reserve includes estimated operating costs associated with continuing certain water treatment facilities at the site which are necessary to treat leachate discharges from certain of the landfills, the closure for which we had previously reserved, estimated costs to perform an assessment of certain risks posed by the presence of mercury, further characterization of sediment in the ASB and treatment of other contamination.
     The extent of additional remediation activities, if any, is unknown, pending the completion of the risk assessments. Therefore, the third quarter 2005 charge does not include costs associated with further remediation activities that we may be required to perform. For example, if we agree to perform a mercury risk assessment and the results of which would warrant, NCDENR could require us to perform remediation activities on-site and/or in the adjacent river. In addition, NCDENR could seek to require remedial activities associated with the ASB to resolve potential environmental risks posed by the presence of dioxins and mercury contaminants in the ASB’s sediments. Whether we will be required to remediate, the extent of contamination, if any, and the ultimate costs to remedy, are not reasonably estimable based on information currently available to us. Accordingly, no amounts for such actions have been included in our reserve discussed above. If we are required to complete additional remedial actions, further charges would be required, and such amounts could be material. We are evaluating options for ensuring that the New Buyers fulfill their obligations with respect to the New Buyers Matters. Further, we are evaluating

GLATFELTER

potential legal claims we may have in pursuing any other parties, including previous owners, of the site for their obligations and/or cost recoveries.
     We are uncertain as to what additional Ecusta-related claims, including, among others, environmental matters, government oversight and/or government past costs, if any, may be asserted against us.
     Workers’ Compensation In addition to reserves for environmental matters at the site, prior to 2003, we had recorded liabilities related to potential workers’ compensation claims totaling approximately $2.2 million.
     We continue to believe the Buyers are responsible for the Environmental Matters and the Workers’ Compensation claims under provisions of the Acquisition Agreement, and believe we have a strong legal basis claim for indemnification. We are pursuing appropriate avenues to enforce the provisions of the Acquisition Agreement.
     Other In October 2004, the bankruptcy trustee for the estates of RFS Ecusta and RFS US filed a complaint in the U.S. Bankruptcy Court for the Western District of North Carolina against certain of the Buyers and other related parties (“Defendant Buyers”) and us. The complaint alleges, among other things, that the Defendant Buyers engaged in fraud and fraudulent transfers and breached their fiduciary duties. With respect to Glatfelter, the complaint alleges that we aided and abetted the Defendant Buyers in their purported actions in the structuring of the acquisition of the Ecusta Division and asserts a claim against us under the Bankruptcy Code. The trustee seeks damages from us in an amount not less than $25.8 million, plus interest, and other relief. We believe these claims are largely without merit and we are vigorously defending ourselves in this action. Accordingly, no amounts have been recorded in the accompanying consolidated financial statements.
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
     Fox River — Neenah, Wisconsin We have previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility used wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of NCR®-brand carbonless copy paper in the wastepaper that was received from others and recycled.
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

GLATFELTER

     The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3 – 5”), an area approximately 20 miles downstream of our Neenah facility.
     The following summarizes the status of our potential exposure:
     Response Actions
     OU1 and OU2 On January 7, 2003, the Wisconsin Department of Natural Resources (the “Wisconsin DNR”) and the Environmental Protection Agency (“EPA”) issued a Record of Decision (“ROD”) for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions that may arise during the cleanup, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. Based on the remediation activities completed to date, contract proposals received for the remaining remediation work, and the potential availability of alternative remedies under the ROD, we believe the total remediation of OU1 will cost between $61 million and $137 million.
     On July 1, 2003, WTM I Company entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding the implementation of the Remedial Design for OU1.
     On October 1, 2003, the U.S. Department of Justice lodged a consent decree regarding OU1 (“the OU1 Consent Decree”) with the U.S. District Court for the Eastern District of Wisconsin. In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin entered the OU1 Consent Decree. Under terms of the OU1 Consent Decree, Glatfelter and WTM I Company each agreed to pay approximately $27 million, of which $25.0 million from each was placed in escrow to fund response work associated with remedial actions specified in the ROD. The remaining amount that the parties agreed to pay under the Consent Decree includes payments for NRD, and NRD assessment and other past costs incurred by the governments. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup.
     The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River site. The response work is being managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed in escrow. In mid 2004, activities to remediate OU1 began including, among others, construction of de-watering and water-treatment facilities, and commencement of dredging of portions of OU1. In 2004, we completed dredging, dewatering and disposal activities covering of approximately 18,000 cubic yards of contaminated sediment from various locations in OU1. This work continued on a larger scale in 2005 and dredging activities are continuing.
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
     As of September 30, 2005, our portion of the escrow account totaled approximately $17.1 million, of which $7.5 million is recorded in the accompanying Condensed Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $9.6 million is included under the caption “Other assets.” As of September 30, 2005, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $18.3 million.
     OUs 3 – 5 On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD (the “Second ROD”) for the cleanup of OU3 – 5. The Second ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but could, according to the Second ROD, cost within a range from approximately $227.0 million to

GLATFELTER

$486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging.
     During the first quarter of 2004, NCR Corp. and Georgia Pacific Corp. entered into an AOC with the United States EPA under which they agreed to perform the Remedial Design for OUs 3 – 5, thereby accomplishing a first step towards remediation.
     We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for OU3 – 5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility.
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
     The OU1 Consent Decree required that Glatfelter and WTM I each pay the governments $1.5 million for NRDs for the Fox River site, and $150,000 for NRD assessment costs. Each of these payments was made in return for credit to be applied toward each settling company’s potential liability for NRDs associated with the Fox River site.
     Other Information The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the volumetric estimates contained in the studies are based on assumptions for which there exists no evidence. We believe that our volumetric contribution is significantly lower than the estimates set forth in these studies. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, the location of discharge and a party’s role in causing discharge must be considered in order for the allocation to be equitable.
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
     Reserves for Fox River Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a

GLATFELTER

claim will be made, that an obligation may exist, and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	September 30,	December 31,
In millions	2005	2004

Recorded as:
Environmental liabilities	$7.8	$7.7
Other long-term liabilities	10.5	13.9

Total	$18.3	$21.6

     The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges associated with the Fox River matter to our results of operations during the first nine months of 2005 or 2004.
     Other than with respect to the OU1 Consent Decree, the amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liabilities cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the extent and timing of any technological advances for pollution abatement, the response actions that may be required, the availability of qualified remediation contractors, equipment, and landfill space, and the number and financial resources of any other PRPs.
     Range of Reasonably Possible Outcomes Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 will be satisfactorily completed for the amounts provided under the OU1 Consent Decree. Our assessment is dependent, in part, on government approval of the use of alternative remedies in OU1, as set forth in the ROD, on the successful negotiation of acceptable contracts to complete remediation activities, and an effective implementation of the chosen technologies by the remediation contractor.
     The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to judicial interpretations that find CERCLA imposes joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.
     Based on our analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed our original reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $125 million, over a period that is undeterminable but could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.
     In our estimate of the upper end of the range, we have considered: (i) the remedial actions agreed to in the OU1 Consent Decree and our belief that the required work can be accomplished with the funds to be escrowed under the OU1 Consent Decree; and (ii) no active remediation of OU2. We have also assumed dredging for the remainder of the Fox River site as set forth in the Second ROD, although at a significantly higher cost than estimated in the Second ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or than we will incur, and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely.
     In estimating both our current reserves for environmental remediation and other environmental liabilities and the possible range of additional costs, we have assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, generally based on their financial condition and probable contribution. Our evaluation of the other PRPs’ financial condition included the review of publicly available financial information. Furthermore, we believe certain of these PRPs have corporate or contractual relationships with additional entities that may shift to those entities some or all of the monetary obligations arising from the Fox River site. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper, and arranged for the disposal of the wastepaper, that included the PCBs and consequently, in our opinion, bear a higher level of responsibility.
     In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential

GLATFELTER

share of the costs and NRDs, if any, associated with the Fox River site.
     We believe that we are insured against certain losses related to the Fox River site, depending on the nature and amount of the losses. On July 30, 2003, we filed a Complaint in the Circuit Court for the County of Milwaukee, Wisconsin, against our insurers, seeking damages for breach of contract and declaratory relief related to such losses. The filing of our lawsuit followed the issuance of a Wisconsin Supreme Court opinion regarding environmental coverage issues that is favorable to policyholders. Since the filing of the complaint, we received a total of $35.0 million from the successful resolution of certain claims under insurance policies related to the Fox River environmental matter.
     Summary Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on the Company. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the Fox River site, if we are not successful in managing the implementation of the OU1 Consent Decree and/or if we are ordered to implement the remedy proposed in the Second ROD, such developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and may result in a default under our loan covenants.
     Environmental Matters In addition to the specific matters discussed above, we are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governments with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate the adverse effects, if any, on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources.
     We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

GLATFELTER

15.   SEGMENT INFORMATION
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
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the Three Months Ended September 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total

	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$100,500	$90,446	$46,259	$52,565	$21	$64	$146,780	$143,075
Energy sales, net	2,414	2,616	—	—	—	—	2,414	2,616

Total revenue	102,914	93,062	46,259	52,565	21	64	149,194	145,691
Cost of products sold	87,808	81,514	39,475	41,071	23	51	127,306	122,636

Gross profit (loss)	15,106	11,548	6,784	11,494	(2)	13	21,888	23,055
SG&A	9,716	8,292	4,926	5,613	3,843	1,109	18,485	15,014
Pension income	—	—	—	—	(4,152)	(4,338)	(4,152)	(4,338)
Restructuring charges	—	—	—	—	—	16,508		16,508
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,327)	(2,464)	(1,327)	(2,464)
Gain on insurance recoveries	—	—	—	—	—	(7,285)	—	(7,285)

Total operating income (loss)	5,390	3,256	1,858	5,881	1,634	(3,517)	8,882	5,620
Non-operating income (expense)	—	—	—	—	(2,563)	(3,307)	(2,563)	(3,307)

Income (loss) before income taxes	$5,390	$3,256	$1,858	$5,881	$(929)	$(6,824)	$6,319	$2,313

Supplementary Data
Net tons sold	119,257	109,889	11,454	12,718	9	23	130,720	122,630
Depreciation expense	$8,963	$9,546	$3,567	$3,643	—	—	$12,530	$13,189

	For The Nine Months Ended September 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total

	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$287,727	253,484	$148,183	149,887	$49	$810	$435,959	$404,181
Energy sales, net	7,673	7,924	—	—	—	—	7,673	7,924

Total revenue	295,400	261,408	148,183	149,887	49	810	443,632	412,105
Cost of products sold	257,161	239,022	123,516	120,469	54	995	380,731	360,486

Gross profit (loss)	38,239	22,386	24,667	29,418	(5)	(185)	62,901	51,619
SG&A	29,785	27,784	17,196	16,581	6,700	1,869	53,681	46,234
Pension income	—	—	—	—	(12,398)	(13,022)	(12,398)	(13,022)
Restructuring charges	—	—	—	—	—	17,375	—	17,375
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,408)	(35,894)	(1,408)	(35,894)
Gain on insurance recoveries	—	—	—	—	(2,200)	(32,785)	(2,200)	(32,785)

Total operating income (loss)	8,454	(5,398)	7,471	12,837	9,301	62,272	25,226	69,711
Non-operating income (expense)	—	—	—	—	(7,820)	(9,164)	(7,820)	(9,164)

Income before income taxes	$8,454	(5,398)	$7,471	12,837	$1,481	$53,108	$17,406	$60,547

Supplementary Data
Net tons sold	341,200	320,133	35,181	36,512	16	370	376,397	357,015
Depreciation expense	$26,832	$28,587	$11,354	$10,982	—	—	$38,186	$39,569

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

GLATFELTER

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

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
P. H. Glatfelter Company:
     We have reviewed the accompanying condensed consolidated balance sheet of P. H. Glatfelter Company and Subsidiaries as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.
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
November 4, 2005

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
environmental matters at our former Ecusta Division mill;
vi.	the gain or loss of significant customers and/or on-going viability of such customers;

vii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

viii.	geopolitical events, including war and terrorism;

ix.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

x.	adverse results in litigation;

xi.	disruptions in production and/or increased costs due to labor disputes;

xii.	our ability to realize the value of our timberlands;

xiii.	the recovery of environmental-related losses under our insurance policies; and

xiv.	our ability to identify, finance and consummate future alliances or acquisitions.
     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.
     Overview The comparison of our financial results for the first nine months of 2005 versus the first nine months of 2004 reflects the following significant items:
1)	Demand for products in our North America-based Specialty Papers business unit improved and selling prices strengthened beginning in the second quarter of 2004 benefiting the period-to-period comparison;

2)	The results of our Long Fiber & Overlay Papers business unit, based in Europe, declined in the comparison primarily due to increased competition and softer demand in the composite laminates and food and beverage markets;

3)	Input costs, primarily fiber and energy related, increased in the comparison putting pressures on our margins;

4)	Selling, general & administrative expenses increased due to increased legal costs and a charge to increase our reserve for costs associated with environmental matters at the former Ecusta facility located in North Carolina; and

5)	The North America Restructuring Program, an initiative focused on improving profitability by enhancing our product mix, increasing workforce productivity, and reducing costs by enhancing supply chain management strategies, was implemented beginning in the second half of 2004.

GLATFELTER

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2005 versus the
Nine Months Ended September 30, 2004
     The following table sets forth summarized results of operations:

	Nine Months Ended
	September 30
In thousands, except per share	2005	2004

Net sales	$435,959	$404,181
Gross profit	74,043	63,583
Operating income	25,226	69,711
Net income	11,662	36,828
Earnings per diluted share	0.26	0.84

     The consolidated results of operations for the nine months includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

	Income
2005	(expense)
Gains on sale of timberlands, net of tax	$(259)	$(0.01)
Insurance recoveries	1,430	0.03
2004
Gains on sale of timberlands and corporate aircraft	$20,593	$0.47
Insurance recoveries	21,310	0.48
Restructuring charge	(10,773)	(0.24)

     The above items increased earnings by $1.2 million, or $0.02 per diluted share and $31.1 million, or $0.71 per diluted share, in the first nine months of 2005 and 2004, respectively. The $(259) thousand shown above for the nine months ended September 30, 2005 represents a change to the estimated tax impact of previous timberland sales.

     Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For The Nine Months Ended September 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total

	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$287,727	253,484	$148,183	149,887	$49	$810	$435,959	$404,181
Energy sales, net	7,673	7,924	—	—	—	—	7,673	7,924

Total revenue	295,400	261,408	148,183	149,887	49	810	443,632	412,105
Cost of products sold	257,161	239,022	123,516	120,469	54	995	380,731	360,486

Gross profit (loss)	38,239	22,386	24,667	29,418	(5)	(185)	62,901	51,619
SG&A	29,785	27,784	17,196	16,581	6,700	1,869	53,681	46,234
Pension income	—	—	—	—	(12,398)	(13,022)	(12,398)	(13,022)
Restructuring charges	—	—	—	—	—	17,375	—	17,375
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,408)	(35,894)	(1,408)	(35,894)
Gain on insurance recoveries	—	—	—	—	(2,200)	(32,785)	(2,200)	(32,785)

Total operating income (loss)	8,454	(5,398)	7,471	12,837	9,301	62,272	25,226	69,711
Non-operating income (expense)	—	—	—	—	(7,820)	(9,164)	(7,820)	(9,164)

Income before income taxes	$8,454	(5,398)	$7,471	12,837	$1,481	$53,108	$17,406	$60,547

Supplementary Data
Net tons sold	341,200	320,133	35,181	36,512	16	370	376,397	357,015
Depreciation expense	$26,832	$28,587	$11,354	$10,982	—	—	$38,186	$39,569

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
     Sales and Costs of Products Sold

	Nine Months Ended
	September 30
In thousands	2005	2004	Change

Net sales	$435,959	$404,181	$31,778
Energy sales — net	7,673	7,924	(251)

Total revenues	443,632	412,105	31,527
Costs of products sold	369,589	348,522	21,067

Gross profit	$74,043	$63,583	$10,460

Gross profit as a percent of Net sales	17.0%	15.7%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine Months Ended
	Percent of Total
	2005	2004

Business Unit
Specialty Papers	66.0%	62.7%
Long-Fiber & Overlay Papers	34.0	37.1
Tobacco Papers	—	0.2

Total	100.0%	100.0%

     Net sales totaled $436.0 million for the first nine months of 2005, an increase of $31.8 million, or 7.9%, compared to the same period a year ago. This growth was primarily driven by strengthened product pricing and a 6.6% increase in volumes shipped in the Specialty Papers business unit compared with the same period of 2004. Higher pricing for Specialty Papers’ products increased revenue by $13.1 million compared to the same period a year ago. Long Fiber & Overlay Papers’ volumes shipped declined approximately 3% and lower selling prices, on a constant currency basis, decreased revenue by $4.6 million. The translation of foreign currencies favorably impacted net sales in the first nine months of 2005 by $3.7 million compared to the same period a year ago.
     Costs of products sold increased $21.1 million in the comparison. In addition to the effect of increased shipping volumes, higher raw material and energy prices increased costs of products sold by approximately $8.2 million and the translation of foreign currencies increased costs by $3.3 million. In addition, we took market-related downtime during the first nine months of 2005 approximating 6% of the production capacity of the Long Fiber & Overlay business unit. These factors were partially offset by reduced labor costs attributable to the North American Restructuring Program and to improved operating performance at our Neenah, WI facility.
     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each period:

	Nine Months Ended
	September 30
In thousands	2005	2004	Change

Recorded as:
Costs of products sold	$11,142	$11,964	$(822)
SG&A expense	1,256	1,058	198

Total	$12,398	$13,022	$(624)

     The following summarizes SG&A expenses, restructuring charges, gains from asset dispositions and other nonrecurring items:

	Nine Months Ended
	September 30
In thousands	2005	2004	Change

SG&A expenses	$52,425	$45,176	$7,249
Restructuring charges	—	17,375	(17,375)
Gains on dispositions of plant, equipment and timberlands	(1,408)	(35,894)	34,486
Gains from insurance recoveries	(2,200)	(32,785)	30,585

     Selling, General and Administrative (“SG&A”) expenses increased $7.2 million in the comparison to the year-earlier period primarily due to $3.7 million of higher litigation related costs and a $2.7 million charge to increase our reserve for costs associated with environmental matters at the former Ecusta facility located in North Carolina. See Item 1 — Financial Statements, Note 14 for additional discussion of this matter.

GLATFELTER

     Gain on Sales of Plant, Equipment and Timberlands During the first nine months of 2005, various miscellaneous assets were sold for a pre-tax gain of $1.4 million.
     During the first nine months of 2004 we completed the sales of certain assets as summarized below.

Dollars in thousands	Acres	Proceeds	Pre-tax Gain

Nine Months Ended September 30, 2004
Timberlands	2,479	$32,683	$32,343
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	1,175	997

Total		$36,719	$35,894

     All property sales set forth in the table above were sold for cash.
     Insurance Recoveries During the first nine months of 2005 and 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $2.2 million in the first nine months of 2005 and $32.8 million in the first nine months of 2004. All recoveries were received in cash prior the end of the applicable period.
     We continue to pursue legal actions against certain other insurers that we believe are liable under similar policies related to the Fox River environmental matter.
     Income Taxes Net income for the first nine months of 2005 reflects an effective tax rate of 33.0% compared to 39.2% in the same period a year ago. The lower effective tax rate in 2005 was primarily due to shifts in the jurisdictions in which taxable income was earned, lower amounts of timberland sales in the comparison, and the effect of tax credits relative to the level of pre-tax income.
     Foreign Currency We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. During the first nine months of 2005, these operations generated approximately 29% of our sales and 30% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on 2005 reported results compared to 2004:

Nine Months Ended
In thousands	September 30

Favorable
(unfavorable)
Net sales	$3,652
Costs of products sold	(3,283)
SG&A expenses	(442)
Income taxes and other	12

Net income	$(61)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets. The strengthening of the Euro relative to certain other currencies in the comparison of the first nine months of 2005 to the same period of 2004, adversely affected the price competitiveness of our Germany-based Long Fiber & Overlay Papers business unit relative to certain competitors.
Three Months Ended September 30, 2005 versus the
Three Months Ended September 30, 2004
     The following table sets forth summarized results of operations:

	Three Months Ended
	September 30
In thousands, except per share	2005	2004

Net sales	$146,780	$143,075
Gross profit	25,616	27,042
Operating income	8,882	5,620
Net income (loss)	3,663	2,198
Earnings per diluted share	0.08	0.05

     The consolidated results of operations for the three months ended September 30, 2005 and 2004 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

	Income
2005	(expense)
Gains on sale of timberlands, net of taxes	$(259)	$(0.01)
2004
Gains on sale of timberlands	$947	$0.02
Insurance recoveries	5,908	0.13
Restructuring charges	(10,249)	(0.23)

The above items decreased earnings from continuing operations by $0.3 million, or $0.01 per diluted share, in the third quarter of 2005 and $3.4 million, or $0.08 per diluted share, in the third quarter of 2004. The amount shown above for the three months ended September 30, 2005 represents a change to the estimated tax impact of previous timberland sales.

GLATFELTER

     Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the Three Months Ended September 30,
In thousands, except net tons sold	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total

	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$100,500	$90,446	$46,259	$52,565	$21	$64	$146,780	$143,075
Energy sales, net	2,414	2,616	—	—	—	—	2,414	2,616

Total revenue	102,914	93,062	46,259	52,565	21	64	149,194	145,691
Cost of products sold	87,808	81,514	39,475	41,071	23	51	127,306	122,636

Gross profit (loss)	15,106	11,548	6,784	11,494	(2)	13	21,888	23,055
SG&A	9,716	8,292	4,926	5,613	3,843	1,109	18,485	15,014
Pension income	—	—	—	—	(4,152)	(4,338)	(4,152)	(4,338)
Restructuring charges	—	—	—	—	—	16,508		16,508
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,327)	(2,464)	(1,327)	(2,464)
Gain on insurance recoveries	—	—	—	—	—	(7,285)	—	(7,285)

Total operating income (loss)	5,390	3,256	1,858	5,881	1,634	(3,517)	8,882	5,620
Non-operating expense	—	—	—	—	(2,563)	(3,307)	(2,563)	(3,307)

Income (loss) before income taxes	$5,390	$3,256	$1,858	$5,881	$(929)	$(6,824)	$6,319	$2,313

Supplementary Data
Net tons sold	119,257	109,889	11,454	12,718	9	23	130,720	122,630
Depreciation expense	$8,963	$9,546	$3,567	$3,643	—	—	$12,530	$13,189

     The following table summarizes sales and costs of products sold for the three months ended September 30, 2005 and 2004.
     Sales and Costs of Products Sold

	Three Months Ended
	September 30
In thousands	2005	2004	Change

Net sales	$146,780	$143,075	$3,705
Energy sales — net	2,414	2,616	(202)

Total revenues	149,194	145,691	3,503
Costs of products sold	123,578	118,649	4,929

Gross profit	$25,616	$27,042	$(1,426)

Gross profit as a percent of Net sales	17.5%	18.9%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2005	2004

Business Unit
Specialty Papers	68.5%	63.2%
Long-Fiber & Overlay Papers	31.5	36.7
Tobacco Papers	—	0.1

Total	100.0%	100.0%

     Net sales totaled $146.8 million for the third quarter of 2005, an increase of 2.5% compared to the same quarter a year ago. In our Specialty Papers business unit, net sales increased $10.1 million, or 11.1%, consisting of an 8.5% increase in volume and $2.2 million attributable to higher product pricing. Net tons shipped in the quarter-to-quarter comparison were particularly strong in this unit’s book publishing and engineered products markets, each of which generated volume growth of approximately 13% and 9%, respectively. Long Fiber &
Overlay Papers’ shipments declined 10% and selling prices declined $1.7 million on a constant currency basis in the quarter-to-quarter comparison. The decline in this unit’s performance, continuing trends experienced throughout much of 2005, reflects the adverse effects of a weaker economy in Western Europe and increased competition primarily in the composite laminate and food and beverage product lines.
     Costs of products sold totaled $123.6 million for the third quarter of 2005, an increase of $4.9 million compared with the same quarter a year ago. In addition to the effect of an increase in net tons shipped, the increase was primarily due to higher fiber, other raw materials, and energy prices aggregating approximately $1.7 million. In addition, we took market-related downtime during the third quarter of 2005 approximating 12% of the production capacity of the Long Fiber & Overlay business unit.
     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	September 30
In thousands	2005	2004	Change

Recorded as:
Costs of products sold	$3,728	$3,987	$(259)
SG&A expense	424	352	72

Total	$4,152	$4,339	$(187)

GLATFELTER

     The following summarizes SG&A expenses, restructuring charges, gains from asset dispositions and other nonrecurring items:

	Three Months Ended
	September 30
In thousands	2005	2004	Change

SG&A expenses	$18,061	$14,663	$3,398
Restructuring charges	—	16,508	(16,508)
Gains on dispositions of plant, equipment and timberlands	(1,327)	(2,464)	1,137
Gains from insurance recoveries	—	(7,285)	7,285

     Selling, General and Administrative (“SG&A increased primarily due to additional charges totaling $2.7 million associated with environmental matters at our former Ecusta facility located in North Carolina. See Item 1 — Financial Statements, Note 14 for additional discussion of this matter.
     Income Taxes Net income for the three months ended September 30, 2005 reflects an effective tax rate of 42.0% compared to 5.0% in the same period a year ago. The lower effective rate in 2004 was due to changes in the tax treatment of timberland sales and insurance recoveries completed earlier in 2004.
     Foreign Currency We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. During the third quarter of 2005, these operations generated approximately 27% of our sales and 28% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on reported results for the third quarter of 2005 compared to the same quarter of 2004:

Three Months Ended
In thousands	September 30, 2005

Favorable
(unfavorable)
Net sales	$(73)
Costs of products sold	30
SG&A expenses	(4)
Income taxes and other	(3)

Net income	$(50)

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

	Nine Months Ended
	September 30
In thousands	2005	2004

Cash and cash equivalents at beginning of period	$39,951	$15,566
Cash provided by (used for)
Operating activities	11,596	25,730
Investing activities	(20,808)	22,896
Financing activities	(13,107)	(52,774)
Effect of exchange rate changes on cash	(2,249)	(187)

Net cash provided (used)	(24,568)	(4,335)

Cash and cash equivalents at end of period	$15,383	$11,231

The change in cash generated from operations in the comparison was primarily due to a $16.6 million increase in income taxes paid in the period-to-period comparison, a decline in insurance recoveries, net of amounts escrowed to fund environmental remediation activities, totaling $5.0 million. These factors were partially offset by a $10.5 million increase in gross profit.
     The changes in investing cash flows reflect cash proceeds in the first nine months of 2004 from dispositions of property, equipment and timberlands totaling $36.7 million. Further, capital expenditures totaled $22.0 million and $14.3 million in the period-to-period comparison. We currently expect capital expenditures in the full year 2005 to approximate $30 million to $35 million compared to $19 million in 2004.
     The following table sets forth our outstanding long-term indebtedness:

	September 30,	December 31,
In thousands	2005	2004

Revolving credit facility, due June 2006	$18,345	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable — SunTrust, due March 2008	34,000	34,000
Other notes, various	—	446

Total long-term debt	202,345	207,723
Less current portion	(18,345)	(446)

Long-term debt, excluding current portion	$184,000	$207,277

     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements, Note 12.

GLATFELTER

     During the first nine months of 2005 and 2004, cash dividends paid on common stock totaled $11.9 million $11.8 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
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
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements — Note 14, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Off-Balance-Sheet Arrangements As of September 30, 2005 and December 31, 2004, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 1 — Financial Statements.
OUTLOOK We expect market conditions in our Specialty Papers business unit to remain relatively stable in the near term with traditional seasonal slowing. In addition, we expect continued volume growth in engineered products.
     Our Long Fiber & Overlay Papers business unit continues to be challenged from increased competition and overcapacity and weak economic conditions in certain markets in Western Europe. Demand for this unit’s products is expected to remain soft for the balance of the year, particularly when compared with a very strong fourth quarter in 2004. We are approaching the completion of a detailed and comprehensive program designed to improve the performance of our Long Fiber & Overlay business unit. Similar to our successful 2004 North America Restructuring Program, the objectives of this program will include:
•	Improving productivity of European facilities through workforce redesign;

•	Reducing our costs to produce by implementing improved and expanded supply-chain management strategies and redesigning end-to-end planning and scheduling processes at our European operations; and

•	Enhancing new product development activities to aggressively pursue new market opportunities.
     Energy costs have risen substantially over the last two years with an acceleration of this increase over the last several months. Our operations are impacted by higher energy costs through direct purchase of energy for our facilities, in-bound and outbound freight and the purchase of raw materials that have a high energy related cost component. If the current energy cost levels persist and the market price of our products does not increase, our financial results will be adversely impacted.

GLATFELTER

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2005

						Carrying
Dollars in thousands	2005	2006	2007	2008	2009	Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates	$184,000	$184,000	$115,250	$8,500	—	$184,000	$188,278
At variable interest rates	18,345	10,701	—	—	—	18,345	18,345
Weighted-average interest rate
On fixed interest rate debt	6.31%	6.31%	5.97%	3.82%	—
On variable interest rate debt	3.54	3.83	—	—	—

Cross-currency swap
Pay variable — EURIBOR	€72,985	€34,993	—	—	—	$(17,940)	$(17,940)
Variable rate payable	2.89%	2.89%	—	—	—
Receive variable — US$ LIBOR	$70,000	$33,562	—	—	—
Variable rate receivable	4.61%	4.61%	—	—	—

     The table above presents average principal outstanding and related interest rates for the next five years and the amounts of cross-currency swap agreements. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2005, we had long-term debt outstanding of $202.3 million, of which $18.3 million, or 9.0%, was at variable interest rates.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At September 30, 2005, the interest rate paid was 3.54%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.2 million.
     At September 30, 2005, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany, S&H. The cross-currency swaps are recorded at fair value on the Condensed Consolidated Balance Sheet under the caption “Other current liabilities” at September 30, 2005 and “Other long-term liabilities” at December 31, 2004. Changes in fair value are recognized in earnings as “Other income (expense)” in the Condensed Consolidated Statements of Income. Changes in fair value of the cross-currency swap transaction are substantially offset by changes in the value of U.S. dollar-denominated inter-company obligations when they are re-measured in Euros, the functional currency of S&H.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the nine months ended September 30, 2005, approximately 71% of our net sales were shipped from the United States, 24% from Germany, and 5% from other international locations.

ITEM 4.	CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
     Changes in Internal Controls There was no change in our internal control over financial reporting during the three months ended September 30, 2005 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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
November 4, 2005
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