Form 10-K
period 2005-12-31
GLATFELTER P H CO
filed 2006-03-13
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐     No  ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐     No  ☑.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days.  Yes  ☑     No  ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐  Large Accelerated     ☑  Accelerated     ☐  Non-Accelerated.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐     No  ☑.
Based on the closing price as of June 30, 2005, the aggregate market value of Common Stock of the Registrant held by non-affiliates was $502.9 million.
Common Stock outstanding on March 1, 2006 totaled 44,233,059 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K: Proxy Statement to be dated on or about March 21, 2006 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended
DECEMBER 31, 2005

		Page
PART I

Item 1	Business	2
Item 1A.	Risk Factors	7
Item 2	Properties	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10
	Executive Officers	10

PART II

Item 5	Market for the Registrant’s Common Stock and Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6	Selected Financial Data	12
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	24
Item 8	Financial Statements and Supplementary Data	25
Item 9A	Controls and Procedures	53

PART III

Item 10	Directors and Executive Officers of the Registrant	53
Item 11	Executive Compensation	53
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	53
Item 13	Certain Relationships and Related Transactions	53
Item 14	Principal Accountant Fees and Services	53

PART IV

Item 15	Exhibits, Financial Statement Schedules	54

SIGNATURES		57

CERTIFICATIONS		58

SCHEDULE II		60
BY-LAWS AS AMENDED THROUGH APRIL 27, 2005
CHANGE IN CONTROL EMPLOYMENT AGREEMENT
FORM OF CHANGE IN CONTROL EMPLOYMENT AGREEMENT
SCHEDULE OF CHANGE IN CONTROL EMPLOYMENT AGREEMENTS
COMPENSATORY ARRANGEMENTS WITH CERTAIN EXECUTIVE OFFICERS
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
CERTIFICATION OF GEORGE H. GLATFELTER II
CERTIFICATION OF JOHN C. VAN RODEN, JR.
CERTIFICATION OF GEORGE H. GLATFELTER II
CERTIFICATION OF JOHN C. VAN RODEN, JR.

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
     We serve customers in numerous markets, including book publishing, envelope & converting, food and beverage, pressure-sensitive, digital imaging, composite laminates, and other highly technical niche markets. Many of the markets in which we operate are characterized by higher-value-added products and, in some cases, by higher growth prospects and lower cyclicality than commodity paper markets. Examples of some of our key product offerings include papers for:
•	Teabags and coffee filters;

•	Trade book publishing;

•	Specialized envelopes;

•	Playing cards;

•	Pressure-sensitive postage stamps;

•	Metallized labels for beer bottles; and

•	Digital imaging applications.
     We market our products worldwide both through wholesale paper merchants, brokers and agents and directly to our customers.
Recent Developments
     On February 21, 2006 we entered into a definitive asset purchase agreement with NewPage Corporation and Chillicothe Paper Inc., a wholly owned subsidiary of NewPage Corporation (the “Asset Purchase Agreement”), to acquire certain assets and assume certain liabilities constituting NewPage Corporation’s carbonless and specialty papers business for $80 million in cash. The business to be acquired includes a 440,000 tons per year paper making facility in Chillicothe, Ohio, together with its Fremont, Ohio-based coating operations (collectively, “Chillicothe”). Estimated 2005 revenue for Chillicothe totaled approximately $440 million and Chillicothe employees total approximately 1,700. The transaction is expected to close on or about March 31, 2006.
     The Chillicothe acquisition enables us to transfer our Neenah facility’s specialty grades to Chillicothe’s highly efficient manufacturing environment and rationalize assets that are no longer competitive. Accordingly, it is anticipated the Neenah mill will be permanently shut down by June 2006, contingent on the successful completion of the Chillicothe transaction.
     On March 8, 2006, we entered into two separate transactions to acquire certain assets of JR Crompton Limited, a global supplier of wet laid nonwoven products based in Manchester, United Kingdom. Since February 7, 2006, Crompton has been ordered to be in Administration by The High Court of Justice Chancery Division, Manchester District.
     Under the terms of the first transaction, Glatfelter acquired effective March 13, 2006, Crompton’s Lydney Mill, located in Gloucestershire, United Kingdom, for GBP37.5 million (US $65.1 million). The facility employs about 240 people and had 2005 revenues of approximately GBP43 million (US $75 million).
     The Lydney mill produces a broad portfolio of wet laid nonwoven products, including tea and coffee filter papers, clean room wipes, lens tissue, dye filter paper, double-sided adhesive tape substrates, and battery grid pasting tissue.
     Under the second transaction, we agreed to purchase Crompton’s Simpson Clough Mill, located in Lancashire, United Kingdom, and other related assets for GBP12.5 million (US $21.7 million), subject to regulatory approval. The mill employs about 95 people and had 2005 revenues of approximately GBP16.2 million (US $28 million). The Simpson Clough facility also manufactures a wide variety of wet laid, nonwoven products.
Our Business Units
      We manage our business as two distinct units: the Europe-based Long Fiber & Overlay Papers business unit and the North America-based Specialty Papers business unit. The following table summarizes consolidated net sales and the relative net sales contribution of each of our business units for the past three fiscal years:

Dollars in thousands	2005	2004	2003

Net sales	$579,121	$543,524	$533,193

Business unit composition
Specialty Papers	65.8%	62.1%	67.2%
Long Fiber & Overlay Papers	34.2	37.8	31.0
Tobacco (1)	–	0.1	1.8

Total	100.0%	100.0%	100.0%

(1)	As of July 2004, we no longer produce products for the Tobacco industry.
Net tons sold by each business unit for the past three years were as follows:

	2005	2004	2003

Specialty Papers	450,900	421,504	446,110
Long Fiber & Overlay Papers	47,669	48,528	42,993
Tobacco	24	390	6,463

Total	498,593	470,422	495,566

      Specialty Papers
Our North America-based Specialty Papers business unit focuses on papers for the production of high-quality hardbound books and other book publishing needs, for the envelope & converting markets and highly technical customized products for the digital imaging, casting and release, pressure sensitive, and several niche technical specialty markets.
     Specialty Papers’ revenue composition by product line consisted of the following for the years indicated:

	2005	2004	2003

Book publishing	41.3%	41.8%	47.4%
Envelope & converting	24.1	24.2	20.6
Engineered products	34.1	32.5	30.1
Other	0.5	1.5	1.9

Total	100.0%	100.0%	100.0%

     We believe we are the leading supplier of book publishing papers in the United States. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. The book publishing and envelope & converting papers markets are generally more mature and, therefore, have modest growth characteristics.
     Specialty Papers’ highly technical engineered products include those designed for multiple end uses, such as papers for pressure-sensitive postage stamps, greeting and playing cards, digital imaging applications and for release paper applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are

GLATFELTER

utilized in demanding, specialized customer and end-user applications and, therefore, command higher per ton values and generally exhibit greater pricing stability relative to commodity grade paper products. Some of our products are new and high growth while others are more mature and further along on the development curve. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, product pricing has remained relatively stable.
     Long Fiber & Overlay Papers
      Long Fiber & Overlay Papers, based in Gernsbach, Germany, focuses on higher-value-added products, such as paper for tea bags and coffee pods/pads and filters, decorative laminates used for furniture and flooring, and metallized products used in the labeling of beer bottles. Long fiber papers, which is the generic term we use to describe products made from abaca pulp (primarily tea bag and coffee filter papers), accounted for approximately 52.1%, 52.3% and 58.5% of this business unit’s net sales in the years ended 2005, 2004 and 2003, respectively. This focus on long fiber papers has made us one of the world’s largest producers of tea bag papers. The balance of this unit’s sales are comprised of overlay and technical specialty products, which include flooring and furniture overlay papers, metallized products, and papers for adhesive tapes, vacuum bags, holographic labels and gift wrap. Many long fiber and overlay papers are technically sophisticated. We believe we are well positioned to produce these extremely lightweight papers because we understand their complexities, which require the use of highly specialized fiber and specifically designed papermaking equipment.
     Additional financial information for each of our business units during the past three years is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements, Note 20.
Our Competitive Strengths
      Since commencing operations over 140 years ago, we believe that Glatfelter has developed into one of the world’s leading manufacturers of specialty papers and engineered products. We believe that the following competitive strengths have contributed to our success:
     • Leading market positions in higher-value, niche segments. We have focused our resources to achieve market-leading positions in certain higher-value, niche segments. Our products include various highly specialized paper products designed for technically demanding end uses. Consequently, many of our products achieve premium pricing relative to that of commodity paper grades. In 2005, approximately 75% of our sales were derived from these higher-value, niche products. The specialized nature of these products generally provides greater pricing stability relative to commodity paper products.
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
     • Significant investment in product development. In order to keep up with our customers’ ever-changing needs, we continually enhance our product offerings through significant investment in product development. In each of the past three years, we invested approximately $5 million in product development activities. We derive a significant portion of our revenue from products developed, enhanced or improved as a result of these activities. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 52%, 60% and 47% of net sales in the years ended 2005, 2004 and 2003, respectively.
     • Integrated production. As a partially integrated producer, we are able to mitigate changes in the costs of certain raw materials and energy. Our Spring Grove mill is a vertically integrated operation producing in excess of 85% of the annual pulp required for its paper production. The principal raw material used to produce this pulp is pulpwood, consisting of both hardwoods and softwoods. We own approximately 81,000 acres of timberlands and obtain approximately 25% of our pulpwood requirements for our Spring Grove facility from Company-owned timberlands, which helps stabilize our fiber costs in a highly fragmented market. Our Spring Grove facility also generates 100% of the steam and electricity required for its operations. In addition, our Philippine mill processes abaca fiber to produce abaca pulp, which is a key raw material used by our Long Fiber & Overlay business unit in Gernsbach and Scaër.
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

GLATFELTER

is focused on aggressively reducing costs and continually repositioning our product portfolio to increase our focus on higher-value, niche products and to better align our product offerings with our customers’ ever-changing needs. Certain key elements of our business strategy are outlined below:
     • Reposition our product portfolio. By leveraging our leadership positions in several specialty niche markets, we plan to accelerate growth, improve margins and generate better financial returns through the optimization of our product portfolio. In 2005, approximately 75% of our total sales were derived from what we consider to be higher-value, niche products. Over time, we plan to increase our concentration on such products by driving growth in our sales of trade book papers, uncoated specialty products, long fiber and overlay products, and other specialty products. We believe that this strategy will realign our business more closely with our customers’ needs and further reduce our exposure to the higher level of cyclicality experienced in commodity paper grades.
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
     • Employ low cost approach to specialty product manufacturing. While we are focused on higher-value, niche products, we seek to employ a commodity-like, low-cost approach to our manufacturing activities. In 2004, we initiated the North American Restructuring Program that was designed to improve operating results by, among other factors, improving workforce efficiencies and implementing improved supply chain management processes. A major component of the workforce efficiencies resulted from an approximately 20% workforce reduction agreed to by our union members at our Spring Grove facility. In the fourth quarter of 2005, we began the implementation of the European Optimization and Restructuring Program (the “EURO Program”), a comprehensive series of actions designed to improve the performance of the Long Fiber & Overlay business unit. The financial benefits are estimated to be $7 million to $9 million annually by 2008.
     • Maintain a strong balance sheet and preserve financial flexibility. We are focused on prudent financial management and the maintenance of a conservative capital structure. We are committed to maintaining a strong balance sheet and our flexibility to pursue strategic opportunities that will benefit our shareholders.
     • Timberland Strategy We recently completed an extensive study to determine the optimum approach for managing our timberlands in a way that creates the greatest value for shareholders. The study considered many factors including, among others, land valuations, external and internal wood costs and future fiber requirements. We concluded that the most advantageous approach is to sell 40,000 acres of higher and better use (“HBU”) properties in an orderly fashion. In some cases, low cost, low risk opportunities may exist to add value to some of these acres through entitlements. It is estimated that the cost of fiber will increase by approximately $0.03 to $0.06 per share annually when all 40,000 HBU acres are sold but that the benefit from the proceeds will far outweigh this increased cost. For the present, we intend to retain the pure timberland properties to mitigate the cost of replacing internally generated wood with outside sources. Execution of the Timberland Strategy is expected to take approximately three to five years to complete and is estimated to provide pre-tax cash proceeds of approximately $150 million to $200 million, assuming, among other factors, acceptable market conditions and a carefully executed plan of disposition.
Raw Material and Energy
      The following table provides an overview of the estimated amount of principal raw materials (“PRM”) to be used by each of our manufacturing facilities on an annual basis:

	Estimated Annual	Percent of
	Quantity	PRM
	(short tons)	Purchased

North America
Spring Grove
Pulpwood	1,027,000	80%
Wood- and other pulps	41,000	100

Neenah
Wood- and other pulps	69,500	100
Pulp substitutes	42,200	100

International
Gernsbach
Wood- and other pulps	32,900	100
Abaca pulp	8,250	–
Synthetic fiber	2,000	100

Scaër
Wood pulp	1,800	100
Abaca pulp	2,160	–
Synthetic fiber	1,200	100

Philippines
Abaca fiber	17,980	100

     Our Spring Grove mill is a vertically integrated operation producing in excess of 85% of the annual pulp required for paper production. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. At December 31,

GLATFELTER

2005, we owned approximately 81,000 acres of timberlands. In addition to this source of pulpwood, we are committed, under a Supply Agreement expiring in 2011, to buy at market prices a minimum annual amount of pine pulpwood averaging 34,425 tons per annum over the eight-year term of the agreement. The pulpwood purchased under this agreement is to be harvested from land we sold in March 2003.
     In addition to these sources, hardwoods are available within a relatively short distance of our Spring Grove mill. Softwoods are obtained primarily from Maryland, Delaware and Virginia. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.
     Our Spring Grove, Pennsylvania facility generates 100% of the steam and electricity required for its operations. Principal fuel sources used by the Spring Grove facility are coal, recycled pulping chemicals, bark and wood waste, and oil. The facility consumes approximately 330,000 tons of coal annually. The current supply agreement expires at the end of 2006 at which time a recently negotiated contract is expected to become effective. The new three year contract will increase our annual cost of coal by approximately $6 million.
     The Spring Grove facility produces more electricity than it requires. Excess electricity is sold to the local power company under a long-term co-generation contract expiring in 2010. Net energy sales were $10.1 million in 2005 and $10.0 million in both 2004 and 2003.
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
     Our Philippine mill processes abaca fiber to produce abaca pulp. This abaca pulp production provides a unique advantage by supplying a key raw material used by our Long Fiber & Overlay business unit in Gernsbach and Scaër. Events may arise from the relatively unstable political and economic environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the supply chain, including the supply of abaca pulp to our Gernsbach and Scaër facilities. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We have approximately three months of abaca pulp supply available to us. In addition, we have established contingency plans for alternative sources of abaca pulp. However, the cost of obtaining abaca pulp from such alternative sources, if available, would likely be higher.
     The Gernsbach and Scaër facilities both generate all of the steam required for their operations. The Gernsbach facility generated approximately 30% of its 2005 electricity needs and purchased the balance. The Scaër facility purchased all of its 2005 electric power requirements. Natural gas was used to produce substantially all internally generated energy at the Gernsbach and Scaër facilities during 2005.
     Based on information currently available, we believe that we will continue to have ready access, for the foreseeable future, to all principal raw materials used in the production of our products. The cost of our raw material is subject to change, including, but not limited to, costs of wood and pulp products and energy costs.
New Product Development
      In order to keep up with our customers’ ever-changing needs, we are continually enhancing our product offerings through significant investment in product development activities, including product customizations developed in partnership or close collaboration with our customers. We invested approximately $4.9 million, $5.2 million and $5.2 million in 2005, 2004 and 2003, respectively, on product development. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 52%, 60% and 47% of net sales in the years ended 2005, 2004 and 2003, respectively. In determining revenue attributable to product development activities, we utilize an independently developed framework, which we believe to be generally accepted in the field of new product management. This framework categorizes products developed, enhanced or improved as those that (i) are new to the world, (ii) represent a product line new to our Company, (iii) are a new product within an existing product line, (iv) are a significant improvement of an existing product, (v) are repositioned into a new application or market, or (vi) are a lower cost alternative to an existing product of the Company and seen by our customers as a new offering. Approximately 63% of our revenue attributable to developed, enhanced or improved products come from products that fit within category (ii) and (iii), above.
Concentration of Customers
      In 2005, 2004 and 2003, no single customer represented more than 10% of our consolidated net sales.

GLATFELTER

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
Environmental Matters
      We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. For a discussion of environmental matters, see Item 8. – Financial Statements and Supplementary Data – Note 19.
Employees
     The following table summarizes our workforce as of December 31, 2005:

	Employees
		Non-
Location	Union	Union	Total

North America [1]
Corporate/Spring Grove	563	380	943
Neenah	155	45	200

	718	425	1,143

International
Gernsbach	403	191	594
Scaër	82	56	138
Philippines	54	29	83

	539	276	815

Total	1,257	701	1,958

     1 The completion of the previously discussed Chillicothe transaction would include the addition of approximately 1,700 employees and would be partially offset by the elimination of positions associated with the Neenah shutdown.
     Different locals of the United Steelworkers of America, represent the hourly employees at our U.S. facilities.
     A five-year labor agreement ending January 2008 covering employees in Spring Grove was ratified in November 2002. Among other changes, the contract provides for wage increases of 3% for years 2005 through 2007. In connection with the North American Restructuring Plan, the agreement was amended in July 2004, providing workplace flexibility, certain job changes, and early retirement incentives.
     On October 22, 2002, hourly employees at our Neenah, Wisconsin facility ratified a five-year labor agreement with an expiration date of August 1, 2007. Under this agreement, effective August 1st of each year, wages increase 3% for the duration of the agreement. The agreement was amended in May of 2005 providing continuation of a paper machine restart program, certain job changes, a profit sharing program, modifications to the medical plans, and early retirement incentives.
     Various unions represent employees at our Schoeller & Hoesch facility. New labor agreements covering employees at the Gernsbach, Germany and Scaër, France facilities were entered into effective May 1, 2005 that provided for wage increase averaging 1.5% over a 22 month period ending March 2007.
     Employees at our pulpmill in the Philippines are covered by a five-year labor agreement, which was negotiated at the end of 2002.
     We consider the overall relationship with our employees to be satisfactory.
Available Information
      Our investor relations website address is www.glatfelter.com/e/investock.asp. We make available on our site free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other related information as soon as reasonably practical after they are filed with the Securities and Exchange Commission. In addition, our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, Board of Directors and Executive Officers, Nominating, Audit and Compensation Committees of the Board of Directors and their respective Charters, Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We intend to satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business

GLATFELTER

Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by calling (717) 225-2724.
ITEM 1A. RISK FACTORS
Risks Related to Our Business
     Our business and financial performance may be adversely affected by downturns in the target markets that we serve.
     Demand for our products in the markets we serve is primarily driven by consumption of the products we produce, which is often affected by general economic conditions. In recent years, the global paper industry in which we compete has been adversely impacted by paper producing capacity exceeding the demand for products. Downturns in our target markets could result in decreased demand for our products. In particular, our business may be adversely affected during periods of economic weakness by the general softness in these target markets. Our results could be adversely affected if economic conditions weaken or, with respect to certain markets, fail to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. These conditions are beyond our ability to control and have had, and may continue to have, a significant impact on our sales and results of operations.
     In addition to fluctuations in demand for our products in the markets we serve, the markets for our paper products are also significantly affected by changes in industry capacity and output levels. There have been periods of supply/demand imbalance in the pulp and paper industry, which have caused pulp and paper prices to be volatile. The timing and magnitude of price increases or decreases in the pulp and paper market have generally varied by region and by product type. A sustained period of weak demand or excess supply would likely adversely affect pulp and paper prices. This could have a material adverse affect on our operating and financial results.
     Our industry is highly competitive and increased competition could reduce our sales and profitability.
     We offer our products throughout the United States and globally in approximately 80 countries. We compete on the basis of the quality of our products, customer service, product development activities, price and distribution. Our competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do. In markets for our Engineered Products and Long-Fiber & Overlay Papers we compete with specialty divisions of large companies such as Ahlstrom, International Paper, MeadWestvaco, Sappi and Stora Enso, as well as other companies such as J R Crompton.
     With respect to book publishing papers, we compete with companies such as Domtar and Weyerhaeuser. In the envelope sector, we compete with companies such as Blue Ridge, International Paper and Weyerhaeuser. Increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage.
     Some of the factors that may adversely affect our ability to compete in the markets in which we participate include:
•	the entry of new competitors into the markets we serve, including foreign producers;

•	the willingness of commodity-based paper producers to enter our specialty markets when they are unable to compete or when demand softens in their traditional markets;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	our inability to develop new, improved or enhanced products; and

•	our inability to maintain the cost efficiency of our facilities.
If we cannot effectively compete in the markets in which we operate, our sales and operating results would be adversely affected.

GLATFEKTER

     The cost of raw materials and energy used to manufacture our products could increase.
     We require access to sufficient and reasonably priced quantities of pulpwood, wood and other pulps, pulp substitutes, abaca fiber and certain other raw materials. Although our manufacturing facility in Spring Grove is a vertically integrated operation that uses wood acquired from our own timberlands and others to make pulp, our Neenah facility purchases wood and other pulps for use in the manufacture of its products. In addition, our Philippines facility purchases abaca fiber to make pulp, which we use to manufacture our long fiber products in Gernsbach, Germany and Scaer, France.
     Coal is a principal source of fuel for our Spring Grove facility. In the first quarter of 2006, we negotiated a new three year coal supply contract that will increase our annual cost of coal by approximately $6 million beginning in 2007.
     We may not be able to pass increased raw materials prices on to our customers if the market or existing agreements with our customers do not allow us to raise the prices of our finished products. Moreover, if we elect to pass-through increased raw materials costs, the resulting increase in the selling prices for the products we produce could reduce the volume of units we sell and decrease our revenues. If price adjustments significantly trail the increase in raw materials prices or if we cannot effectively hedge against price increases, our operating results will be adversely affected.
     With the exception of our Neenah facility, our production facilities generate all of the steam required for their operations. The Neenah facility purchases steam under a long-term agreement with a third party supplier. The cost of this purchased steam is based on the market price of coal, and we are required to purchase an annual minimum amount. If coal prices continue to increase, or if we are unsuccessful in any actions to mitigate such price increases, our operating results could be adversely impacted.
     We are subject to substantial costs and potential liability for environmental matters.
     We are subject to various environmental laws and regulations that govern our operations, including discharges into the environment, and the handling and disposal of hazardous substances and wastes. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. To comply with environmental laws and regulations, we have incurred, and will continue to incur, substantial capital and operating expenditures. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. Because environmental regulations are not consistent worldwide, our ability to compete in the world marketplace may be adversely affected by capital and operating expenditures required for environmental compliance. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment, such as air and water quality, resulting from mills we operate or have operated. Potential obligations include compensation for the restoration of natural resources, personal injury and property damages.
     In connection with the sale of our Ecusta Division in 2001, we are incurring landfill closure costs and may incur additional costs for recognized environmental concerns at the site of our former mill related to the presence of mercury and certain other contamination on and around the site; potentially hazardous conditions existing in the sediment and water column of the site’s water treatment and aeration and sedimentation basin (the “ASB”); and contamination associated with two additional landfills on the site that were not used by us.
     We are also liable for the costs of clean-up related to the presence of polychlorinated biphenyls, or PCBs, in the lower Fox River on which our Neenah, Wisconsin mill is located. We have financial reserves for environmental matters but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.
     Our environmental issues are complicated and should be reviewed in context; please see a more detailed discussion of these matters in Item 8 – Financial Statements, Note 19.
     We may not successfully execute our recently announced acquisition and the related production transition plans.
     In February 2006, we entered into a definitive agreement to acquire the Chillicothe, OH based carbonless and specialty papers operations from NewPage Corporation. Inherent risks in a proposed business combination such as this include the inability to successfully consummate the transaction, the inability to successfully integrate the acquired production facility, its procurement, marketing and sales requirements, as well as information systems, finance and administration functions. In addition, an integral component of this proposed acquisition is the transfer of production from our Neenah facility to the Chillicothe mill and the permanent shutdown of the Neenah facility with inherent execution risks.

GLATFELTER

     Our inability to successfully execute the plans discussed above may adversely impact our relationships with customers, suppliers and employees. Accordingly, our financial results may be adversely impacted.
     We have operations in a politically and economically unstable location.
     We own and operate a pulp mill in the Philippines where the operating environment is unstable and subject to political unrest. Our Philippine pulp mill produces abaca pulp, a significant raw material used by our Gernsbach, Germany and Scaer, France facilities in the production of our long fiber-based products. Our Philippine pulp mill is currently our sole provider of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp from alternative sources at a reasonable price or at all. As a consequence, any civil disturbance, unrest, political instability or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, revenues and operating results.
     We may not be able to develop new products acceptable to our customers.
     Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers and to maintain our market share. Our success will depend in large part on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, then we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to,
•	anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	develop and commercialize new products and applications in a timely manner;

•	differentiate our products from our competitors’ products; and

•	invest in research and development activities efficiently.
     Our inability to develop new products could adversely impact our business and ultimately harm our profitability.
     Our international operations pose certain risks that may adversely impact sales and earnings.
     We have significant operations and assets located in Germany, France and the Philippines. Our international sales and operations are subject to a number of special risks, in addition to the risks of our domestic sales and operations, including differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, differing regulatory environments, difficulty in managing widespread operations and political instability and unrest. These factors may adversely affect our future profits. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. Any such limitations would restrict our flexibility in using funds generated in those jurisdictions.
     Foreign currency exchange rate fluctuations could adversely affect our results of operations.
     We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. During the year ended December 31, 2005, these operations generated approximately 29% of our sales and 30% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     Our ability to maintain our products’ price competitiveness for our operations based in Germany and France is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar and other currencies may adversely impact our ability to offer products in certain markets at acceptable prices or our results of operations.
     We may be unable to generate sufficient cash flow to simultaneously fund our operations, finance capital expenditures, satisfy obligations and make dividend payments on our common stock.
     Our business is capital intensive and requires significant expenditures for equipment maintenance and new or enhanced equipment, for environmental compliance matters and to support our business strategies and research and development efforts. We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sale of timberlands, our existing credit

GLATFELTER

facility or other bank lines of credit and other long-term debt. If we are unable to generate sufficient cash flow from these sources, we could be unable to meet our near and longer-term cash needs or make dividend payments.
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
The following table summarizes the estimated production capacity of each of our facilities:

	Estimated Annual Production Capacity (short tons)

North America
Spring Grove	310,000	Uncoated
	66,000	Coated
Neenah	125,000	Uncoated
International
Gernsbach	44,600	Lightweight
	11,400	Metallized
Scaër	6,100	Lightweight
Philippines	11,400	Abaca pulp

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
The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 44,600 tons. In 2003, we rebuilt a paper machine with new state-of-the-art inclined wire technology (PM #9). We believe this machine provides us greater flexibility and technological capabilities. The Gernsbach facility also has the capacity to produce 11,400 tons of metallized papers annually, using a lacquering machine and two metallizers. We purchase the base paper used to manufacture the metallized paper.
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
For a discussion of commitments, legal proceedings and related contingencies, see Item 8 — Financial Statements and Supplementary Data — Note 19.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Not Applicable — no matters were submitted to a vote of security holders during the fourth quarter of 2005.
EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers as of March 10, 2006.

Name	Age	Office with the Company

George H. Glatfelter II	54	Chairman and Chief Executive Officer
Dante C. Parrini	41	Executive Vice President and Chief Operating Officer
John C. van Roden, Jr.	56	Executive Vice President and Chief Financial Officer
John P. Jacunski	40	Vice President and Corporate Controller
Jeffrey J. Norton	47	Vice President, General Counsel and Secretary
Werner A. Ruckenbrod	48	Vice President Long Fiber & Overlay Papers
Mark A. Sullivan	51	Vice President Global Supply Chain
William T. Yanavitch II	45	Vice President Human Resources and Administration

GLATFELTER

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
John C. van Roden, Jr. was elected Executive Vice President and Chief Financial Officer in February 2005. Prior to that he was Senior Vice President and Chief Financial Officer since he joined us in April 2003. From September 1998 to September 2002, Mr. van Roden was Senior Vice President and Chief Financial Officer of Conectiv of Wilmington, DE. In January 2006, Mr. van Roden announced his resignation, effective June 30, 2006, as Chief Financial Officer of the Company. He intends to remain with us through the end of 2006.
Mr. van Roden is a Director of Ascendant Capital Partners, LLC., HB Fuller Company and Semco Energy, Inc.
       John P. Jacunski joined us in October 2003, and serves as Vice President & Corporate Controller. Mr. Jacunski was previously Vice President and Chief
Financial Officer at WCI Steel, Inc. from June 1999 to October 2003. From May 1995 to June 1999 he was WCI’s Corporate Controller. Prior to joining WCI, Mr. Jacunski was with KPMG, an international accounting and consulting firm, where he served in various capacities. In January 2006, we announced the promotion of Mr. Jacunski to Senior Vice President and Chief Financial Officer upon the effective date of Mr. van Roden’s resignation.
       Jeffrey J. Norton joined us in May 2005 and serves as Vice President, General Counsel and Secretary. Prior to joining Glatfelter, Mr. Norton was with Exelon Corporation, a $15 billion energy corporation, for 14 years where he most recently was Assistant General Counsel.
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
       William T. Yanavitch II rejoined the Company in May 2005 as Vice President Human Resources and Administration. Mr. Yanavitch served as Vice President Human Resources from July 2000 until his resignation in January 2005 at which time he became Corporate Human Resources Manager of Constellation Energy. From October 1998 to July 2000, Mr. Yanavitch was Director of Human Resources for the Ceramco and Trubyte Divisions of Dentsply.

GLATFELTER

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Prices and Dividends Declared Information
The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years.

Quarter	High	Low	Dividend

2005
Fourth	$15.11	$12.41	$0.09
Third	14.92	12.00	0.09
Second	14.93	10.95	0.09
First	15.47	12.86	0.09

2004
Fourth	$15.49	$11.34	$0.09
Third	14.23	11.50	0.09
Second	14.09	10.45	0.09
First	12.93	10.44	0.09

As of March 1, 2006, we had 1,881 shareholders of record. A number of the shareholders of record are nominees.

ITEM 6. SELECTED FINANCIAL DATA
Summary of Selected Consolidated Financial Data

As of or for the year ended December 31
In thousands, except per share	2005	2004	2003	2002	2001 (1)

Net sales	$579,121	$543,524	$533,193	$540,347	$632,602
Energy sales, net	10,078	9,953	10,040	9,814	9,661

Total revenue	589,199	553,477	543,233	550,161	642,263
Restructuring charges and unusual items	(1,564)	(20,375)	(24,995)	(2,241)	(60,908)
Gains on dispositions of plant, equipment and timberlands	22,053	58,509	32,334	1,304	2,015
Gains from insurance recoveries	20,151	32,785	—	—	—
Income from continuing operations	38,609	56,102	12,986	37,637	6,829
Income per share from continuing operations
Basic	0.88	1.28	0.30	0.87	0.16
Diluted	0.87	1.27	0.30	0.86	0.16
Total assets	1,044,977	1,052,270	1,027,019	953,202	966,604
Total debt	207,073	211,227	254,275	220,532	277,755
Shareholders’ equity	432,312	420,370	371,431	373,833	353,469
Cash dividends declared per common share	0.36	0.36	0.53	0.70	0.70

1.	Our Ecusta Division was sold in August 2001. Ecusta Division net sales totaled $90.8 million. In 2001, we recorded a pre-tax loss on the sale, which was recorded as an unusual item, totaling $58.4 million.

2.	The above Summary of Selected Consolidated Financial Data, and the comparability thereof, includes the impact of certain charges and gains from asset dispositions and insurance recoveries. For a discussion of these items that affect the comparability of this information, see Item 8 — Financial Statements and Supplemental Data Notes 5 to 7 and Note 9.

GLATFELTER

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Specialty Papers and Long Fiber & Overlay Papers;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our Neenah mill is located; and the costs of environmental matters at our former Ecusta Division mill;

vi.	the gain or loss of significant customers and/or on-going viability of such customers;

vii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
viii.	geopolitical events, including war and terrorism;

ix.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

x.	adverse results in litigation;

xi.	disruptions in production and/or increased costs due to labor disputes;

xii.	our ability to successfully implement the EURO Program;

xiii.	our ability to successfully execute our timberland strategy to realize the value of our timberlands;

xiv.	our ability to execute the planned shutdown of the Neenah facility in an orderly manner; and

xv.	our ability to finance, consummate and integrate acquisitions.
Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.
Overview The comparison of our financial results for 2005 compared to 2004 reflects the following significant items:
1)	Demand for products in our North America-based Specialty Papers business unit improved and selling prices strengthened beginning in the second quarter of 2004 benefiting the year over year comparison;

2)	The results of our Long Fiber & Overlay Papers business unit, based in Europe, declined in the comparison primarily due to increased competition and the related adverse affect on selling prices together with softer demand in the composite laminates and food and beverage markets;

3)	Input costs, primarily fiber and energy related, increased significantly in the comparison putting pressures on our margins;

4)	Selling, general & administrative expenses increased primarily due to a charge to increase our reserve for costs associated with environmental matters at the former Ecusta facility located in North Carolina, increased legal costs and variable compensation;

5)	The North America Restructuring Program, an initiative focused on improving profitability by enhancing our product mix, increasing workforce productivity, and reducing costs by enhancing supply chain management strategies, was implemented beginning in the second half of 2004. The financial benefits of this program met our expectations of approximately $15 million to $20 million, annually; and

GLATFELTER

6)	The results for each year include significant gains from sales of timberlands and from insurance recoveries. Cash proceeds were used, in part, to reduce debt.
Recent Developments On February 21, 2006 we entered into a definitive asset purchase agreement with NewPage Corporation and Chillicothe Paper Inc., a wholly owned subsidiary of NewPage Corporation (the “Asset Purchase Agreement”), to acquire certain assets and assume certain liabilities constituting NewPage Corporation’s carbonless and specialty papers business for $80 million in cash. The business to be acquired includes a 440,000 tons per year paper making facility in Chillicothe, Ohio, together with its Fremont, Ohio-based coating operations (collectively, “Chillicothe”). Estimated 2005 revenue for Chillicothe totaled approximately $440 million and Chillicothe employees total approximately 1,700. The transaction is expected to close on or about March 31, 2006.
The Chillicothe acquisition enables us to transfer our Neenah facility’s specialty grades to Chillicothe’s highly efficient manufacturing environment and rationalize assets that are no longer competitive. Accordingly, it is anticipated the Neenah mill will be permanently shut down by June 2006, contingent on the successful completion of the Chillicothe transaction.
In connection with the planned closure of the Neenah facility, we expect to record related charges estimated to total $60 million to $65 million. The charges are primarily related to asset writedowns and/or accelerated depreciation, employee termination and related benefits, and contract termination costs.
On March 8, 2006, we entered into two separate transactions to acquire certain assets of JR Crompton Limited, a global supplier of wet laid nonwoven products based on Manchester, United Kingdom. Since February 7, 2006, Crompton has been ordered to be in Administration by The High Court of Justice Chancery Division, Manchester District.
Under the terms of the first transaction, Glatfelter acquired effective March 13, 2006, Crompton’s Lydney Mill, located in Gloucestershire, United Kingdom, for GBP37.5 million (US $65.1 million). The facility employs about 240 people and had 2005 revenues of approximately GBP43 million (US $75 million).
The Lydney mill produces a broad portfolio of wet laid nonwoven products, including tea and coffee filter papers, clean room wipes, and lens tissue, dye filter paper, double-sided adhesive tape substrates and battery grid pasting tissue.
Under the second transaction we agreed to purchase Crompton’s Simpson Clough Mill, located in Lancashire, United Kingdom, and other related assets for GBP12.5 million (US $21.7 million), subject to regulatory approval. The mill employs about 95 people and had 2005 revenues of approximately GBP16.2 million (US $28 million). The Simpson Clough facility also manufactures a wide variety of wet laid, nonwoven products.
RESULTS OF OPERATIONS
2005 versus 2004
The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands, except per share	2005	2004

Net sales	$579,121	$543,524
Gross profit	97,176	92,414
Operating income	70,183	103,394
Net income	38,609	56,102
Earnings per diluted share	0.87	1.27

The consolidated results of operations for the years ended December 31, 2005 and 2004 include the following significant items:

In thousands, except per share	After-tax	Diluted EPS

	Income (loss)
2005
Gains on sale of timberlands	$11,258	$0.26
Insurance recoveries	12,719	0.29
Restructuring charges	(1,017)	(0.02)
2004
Gains on sale of timberlands and corporate aircraft	$34,151	$0.78
Insurance recoveries	21,310	0.48
Restructuring charges	(12,723)	(0.29)

The above items increased earnings from continuing operations by $23.0 million, or $0.52 per diluted share in 2005, and by $42.7 million, or $0.97 per diluted share, in 2004.

GLATFELTER

Business Units We manage our business in two distinct business units: the North America-based Specialty Papers business unit; and the Europe-based Long Fiber & Overlay Papers business unit.
The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

Year Ended December 31
Dollars in thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$380,923	$337,436	$198,137	$205,232	$61	$856	$579,121	$543,524
Energy sales, net	10,078	9,953	—	—	—	—	10,078	9,953

Total revenue	391,001	347,389	198,137	205,232	61	856	589,199	553,477
Cost of products sold	340,629	312,136	166,153	163,843	84	1,021	506,866	477,000

Gross profit (loss)	50,372	35,253	31,984	41,389	(23)	(165)	82,333	76,477
SG&A	39,876	36,617	21,282	23,067	8,149	1,660	69,307	61,344
Pension income	—	—	—	—	(16,517)	(17,342)	(16,517)	(17,342)
Restructuring charges	—	—	—	—	1,564	20,375	1,564	20,375
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(22,053)	(58,509)	(22,053)	(58,509)
Gain on insurance recoveries	—	—	—	—	(20,151)	(32,785)	(20,151)	(32,785)

Total operating income (loss)	10,496	(1,364)	10,702	18,322	48,985	86,436	70,183	103,394
Nonoperating income (expense)	—	—	—	—	(10,043)	(12,631)	(10,043)	(12,631)

Income from continuing operations before income taxes	$10,496	$(1,364)	$10,702	$18,322	$38,942	$73,805	$60,140	$90,763

Supplementary Data
Net tons sold	450,900	421,504	47,669	48,528	24	390	498,593	470,422
Depreciation expense	$35,781	$37,186	$14,866	$14,412	—	—	$50,647	$51,598

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
Management evaluates business unit results before non-cash pension income, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses and the profitability of business units. This presentation is closely aligned with the management and operating structure of our Company. It is also on this basis that Company’s performance is evaluated internally and by our Board of Directors.
Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2005	2004	Change

Net sales	$579,121	$543,524	$35,597
Energy sales — net	10,078	9,953	125

Total revenues	589,199	553,477	35,722
Costs of products sold	492,023	461,063	30,960

Gross profit	$97,176	$92,414	$4,762

Gross profit as a percent of Net sales	16.8%	17.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year Ended December 31
	2005	2004

Business Unit
Specialty Papers	65.8%	62.1%
Long-Fiber & Overlay Papers	34.2	37.8
Tobacco Papers	—	0.1

Total	100.0%	100.0%

Net sales totaled $579.1 million in 2005, an increase of $35.6 million, or 6.6%, compared to a year ago. This growth was primarily driven by strengthened product pricing and a 7.0% increase in volumes shipped in the Specialty Papers business unit compared with the same period of 2004. Higher pricing for Specialty Papers’ products increased revenue by $17.6 million compared to 2004. Long Fiber & Overlay Papers’ volumes shipped declined approximately 1.8% and lower selling prices, on a constant currency basis, decreased revenue by $7.4 million. Costs of products sold increased $31.0 million in the comparison. In addition to the effect of increased shipping volumes, higher raw material and energy prices increased costs of products sold by approximately $11.1 million.

GLATFELTER

Lower labor costs realized from the 2004 North American Restructuring Program were substantially offset by higher spending on supplies and maintenance and by the impact of significant market related downtime in the Long Fiber & Overlay Papers business unit.
Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each period:

	Year Ended December 31
In thousands	2005	2004	Change

Recorded as:
Costs of products sold	$14,844	$15,937	$(1,093)
SG&A expense	1,673	1,405	268

Total	$16,517	$17,342	$(825)

The following summarizes SG&A expenses, restructuring charges, gains from asset dispositions and other nonrecurring items:

	Year Ended December 31
In thousands	2005	2004	Change

SG&A expenses	$67,633	$59,939	$7,694
Restructuring charges	1,564	20,375	(18,811)
Gains on dispositions of plant, equipment and timberlands	(22,053)	(58,509)	36,456
Gains from insurance recoveries	(20,151)	(32,785)	12,634

Selling, General and Administrative (“SG&A”) expenses increased $7.7 million in the comparison primarily due to a $2.7 million charge to increase our reserve for costs associated with environmental matters at the former Ecusta facility located in North Carolina, $2.1 million of additional variable compensation and $2.0 million of higher litigation related costs.
Restructuring Charges In 2005 we announced the EURO Program, a comprehensive series of initiatives designed to improve the performance of our Long Fiber & Overlay Papers business unit. In the fourth quarter of 2005 we recorded restructuring charges totaling $1.6 million associated with the related work force efficiency plans at the Gernsbach, Germany facility. This charge reflects severance, early retirement and related costs for the 55 effected employees. We expect to incur cash out lays in this amount over the next 24 month period.
The restructuring charge incurred in 2004 related to the North American Restructuring Program and certain actions related to the Neenah facility. These actions are discussed in detail in this Item 7 under the caption “Results of Operations 2004 versus 2003 — Restructuring Charges.”
Gain on Sales of Plant, Equipment and Timberlands During 2005 and 2004, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain

2005
Timberlands	2,488	$21,000	$20,327
Other	n/a	1,778	1,726

Total		$22,778	$22,053

2004
Timberlands	4,482	$56,586	$55,355
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	724	600

Total		$60,171	$58,509

All property sales were sold for cash.
Insurance Recoveries During 2005 and 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $20.2 and $32.8 million in 2005 and 2004, respectively, and were received in cash. Any additional insurance recoveries are expected to be insignificant.
Income Taxes The Company’s effective tax rates for 2005 and 2004 were 35.8% and 38.2%, respectively. The lower effective tax rate in 2005 was primarily due to decreased amounts of timberland sales in 2005, which are taxed at higher effective rates, and the effect of tax credits and the related impact on valuation allowances relative to the level of pre-tax income.
Foreign Currency We own and operate paper and pulp mills in Germany, France and the Philippines. The local currency in Germany and France is the Euro, while in the Philippines the currency is the Peso. During the year ended December 31, 2005, these operations generated approximately 29% of our sales and 30% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

RESULTS OF OPERATIONS
2004 versus 2003
The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands, except per share	2004	2003

Net sales	$543,524	$533,193
Gross profit	92,414	79,546
Operating income	103,394	34,250
Income from continuing operations	56,102	12,986
Net loss from discontinued operations	—	(325)
Net income	56,102	12,661
Earnings per diluted share from continuing operations	1.27	0.30

Earnings per diluted share	1.27	0.29

The consolidated results of operations for the years ended December 31, 2004 and 2003 include the following significant items:

In thousands, except per share	After-tax	Diluted EPS
2004	Income (loss)
Gains on sale of timberlands and corporate aircraft	$34,151	$0.78
Insurance recoveries	21,310	0.48
Restructuring charges	(12,723)	(0.29)

2003
Gain on sale of timberlands	$19,965	$0.46
Restructuring charges	(8,582)	(0.20)
Ecusta related reserves	(7,315)	(0.17)
Asset write downs	(2,124)	(0.05)

The above items increased earnings from continuing operations by $42.7 million, or $0.97 per diluted share in 2004, and by $1.9 million, or $0.04 per diluted share, in 2003.

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

Year Ended December 31
Dollars in thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total
	2004	2003	2004	2003	2004	2003	2004	2003

Net sales	$337,436	$357,989	$205,232	$165,389	$856	$9,815	$543,524	$533,193
Energy sales, net	9,953	10,040	—	—	—	—	9,953	10,040

Total revenue	347,389	368,029	205,232	165,389	856	9,815	553,477	543,233
Cost of products sold	312,136	325,897	163,843	130,838	1,021	15,448	477,000	472,183

Gross profit (loss)	35,253	42,132	41,389	34,551	(165)	(5,633)	76,477	71,050
SG&A	36,617	44,494	23,067	16,669	1,660	125	61,344	61,288
Pension income	—	—	—	—	(17,342)	(17,149)	(17,342)	(17,149)
Restructuring recorded as component of COS	—	—	—	—	—	6,511	—	6,511
Restructuring charges	—	—	—	—	20,375	6,983	20,375	6,983
Unusual items	—	—	—	—	—	11,501	—	11,501
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(58,509)	(32,334)	(58,509)	(32,334)
Gain on insurance recoveries	—	—	—	—	(32,785)	—	(32,785)	—

Total operating income (loss)	(1,364)	(2,362)	18,322	17,882	86,436	18,730	103,394	34,250
Nonoperating income (expense)	—	—	—	—	(12,631)	(13,834)	(12,631)	(13,834)

Income (loss) from continuing operations before income taxes	$(1,364)	$(2,362)	$18,322	$17,882	$73,805	$4,896	$90,763	$20,416

Supplementary Data
Net tons sold	421,504	446,110	48,528	42,993	390	6,463	470,422	495,566
Depreciation expense	$37,186	$44,216	$14,412	$11,813	—	—	$51,598	$56,029

GLATFELTER

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2004	2003	Change

Net sales	$543,524	$533,193	$10,331
Energy sales — net	9,953	10,040	(87)

Total revenues	553,477	543,233	10,244
Costs of products sold	461,063	463,687	(2,624)

Gross profit	$92,414	$79,546	$12,868

Gross profit as a percent of Net sales	17.0%	14.9%

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

Year Ended
In thousands	December 31, 2004
(Favorable)
unfavorable
Foreign currency changes	$12,322
Lower sales volume, net	(8,262)
2003 Neenah restructuring related charges	(6,511)
Other	(173)

Total	$(2,624)

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

Restructuring Charges We undertook two major restructuring initiatives beginning in the fourth quarter of 2003. The following table summarizes restructuring charges incurred in connection with these initiatives:

	Year Ended December 31
In thousands	2004	2003

Restructuring initiative:
North American Restructuring Program	$17,187	$—
Neenah Restructuring Recorded as:
Costs of products sold	—	6,511
Restructuring charge	3,188	6,983

Total Neenah	3,188	13,494

Total	$20,375	$13,494

North American Restructuring Program The North American Restructuring Program was designed to improve operating results by enhancing product and service offerings in Specialty Papers’ book publishing markets, growing revenue from uncoated specialty papers, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes.
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

Year Ended
In thousands	December 31, 2004

Beginning balance	$0
Amounts accrued	17,187
Payments made	(644)
To be paid:
From pension plan assets	(11,255)
As OPEB benefits	(5,228)

Ending balance	$60

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

As of December 31, 2004, the amounts accrued related to the Neenah restructuring represent only those charges that are expected to result in cash payments and primarily consist of severance payments, benefits continuation and medical retirement benefits. The Neenah restructuringcharge totaled $16.7 million, of which $6.5 million was non-cash related, and $5.4 million is to be paid out of pension plan assets.

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
from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
The table below summarizes the effect from foreign currency translation on reported results compared to 2003:

Year Ended
In thousands	December 31, 2004
Favorable
(unfavorable)
Net sales	$15,994
Costs of products sold	(12,322)
SG&A expenses	(1,629)
Income taxes and other	(305)

Net income	$1,738

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
Discontinued Operations
In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the buyer’s assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million with the remaining amounts to be paid in two annual installments beginning in July 2004. All such amounts have since been collected. The financial results of this subsidiary are reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the year ended December 31, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $2.6 million and $3.5 million for 2003 and 2002, respectively. The financial results of this operation were previously reported in the Specialty Papers business unit.

GLATFELTER

LIQUIDITY AND CAPITAL RESOURCES
Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts. The following table summarizes cash flow information for each of the years presented.

	Year Ended
	December 31
In thousands	2005	2004

Cash and cash equivalents at beginning of period	$39,951	$15,566
Cash provided by (used for) Operating activities	42,868	39,584
Investing activities	(8,029)	42,109
Financing activities	(15,158)	(59,753)
Effect of exchange rate changes on cash	(2,190)	2,445

Net cash provided	17,491	24,385

Cash and cash equivalents at end of period	$57,442	$39,951

The change in cash generated from operations in the comparison was primarily due to a $13.6 million increase in insurance recoveries, net of amounts escrowed to fund environmental remediation activities, and a $4.8 million increase in gross profit. These amounts were offset by $14.2 million of higher income tax payments, largely due to sales of timberland.
The changes in investing cash flows reflect cash proceeds from dispositions of property, equipment and timberlands totaling $22.5 million in 2005 compared to $60.2 million in 2004. Further, capital expenditures totaled $31.0 million and $18.6 million in the year-to-year comparison. We currently expect capital expenditures in the full year 2006 to approximate $30 million to $35 million.
During both 2005 and 2004, cash dividends paid on common stock totaled $15.8 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
The following table sets forth our outstanding long-term indebtedness:

	Year Ended
	December 31
In thousands	2005	2004

Revolving credit facility, due June 2006	$19,650	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable — SunTrust, due March 2008	34,000	34,000
Other notes, various	—	446

Total long-term debt	203,650	207,723
Less current portion	(19,650)	(446)

Long-term debt, excluding current portion	$184,000	$207,277

The significant terms of the debt obligations are set forth in Item 8. — Financial Statements and Supplementary Data, Note 16.
We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 8 — Financial Statements — Note 19 for a summary of significant environmental matters.

GLATFELTER

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
Off-Balance-Sheet Arrangements As of December 31, 2005 and 2004, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations The following table sets forth contractual obligations as of December 31, 2005.

		Payments Due During the Year
		Ended December 31,
			2007 to	2009 to	2011 and
In thousands	Total	2006	2008	2010	beyond

Long-term debt (1)	$227,711	$31,801	$195,910	$—	$—
Operating leases (2)	15,521	2,191	3,124	1,418	8,788
Purchase obligations (3)	125,440	30,342	25,363	20,327	49,408
Other long term obligations (4)	79,077	23,713	13,566	11,998	29,800

Total	$447,749	$88,047	$237,963	$33,743	$87,996

(1)	Represents principal and interest payments due on long-term debt. We have $150 million of debt maturing in July 2007 and bearing a fixed rate of interest at 6 7/8%, payable semiannually and a, $34 million note maturing in March 2008 and bearing a fixed rate of interest of 3.82%. In addition, at December 31, 2005, $20 million, bearing a variable interest rate (4.41% as of December 31, 2005), was outstanding under our revolving credit facility that matures in June 2006.

(2)	Represents rental agreements for various land, buildings, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for steam and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2005 or expectations based on historical experience and/or current market conditions.

(4)	Represents expected benefits to be paid pursuant to medical retirement plans and nonqualified pension plans over the next ten years and $16 million related to cross currency swap maturing in June 2006.

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
Income Taxes We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our balance sheets, as well as operating loss and tax credit carry forwards. These deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when such amounts are expected to reverse or be utilized. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If we are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowance against our deferred tax assets, which may result in a substantial increase in our effective tax rate and a material adverse impact on our reported results.
Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of the Consolidated Financial Statements. Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements for additional accounting policies.

GLATFELTER

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At December 31, 2005

Dollars in thousands	2006	2007	2008	2009	2010	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates	$184,000	$115,250	$8,500	–	–	$184,000	$187,002
At variable interest rates	19,650	9,825	–	–	–	19,650	19,650
Weighted-average interest rate
On fixed interest rate debt	6.31%	5.97%	3.82%	–	–
On variable interest rate debt	4.41	4.41	–	–	–

Cross-currency swap
Pay variable – EURIBOR	€34,993	–	–	–	–	(16,371)	(16,371)
Variable rate payable	3.24%	–	–	–	–
Receive variable – US$ LIBOR	$33,562	–	–	–	–
Variable rate receivable	5.16%	–	–	–	–

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2005, we had long-term debt outstanding of $203.7 million, of which $19.7 million or 9.7% was at variable interest rates.
The table above presents average principal outstanding and related interest rates for the next five years and the amount of a cross-currency swap agreement. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At December 31, 2005, the interest rate paid was 4.41%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.
At December 31, 2005, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate (EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our S&H subsidiary in Gernsbach, Germany.
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
We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the year ended December 31, 2005, approximately 71% of our net sales were shipped from the United States, 24% from Germany, and 5% from other international locations.

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
As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.
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

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of P. H. Glatfelter Company
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that P. H. Glatfelter Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and our report dated March 13, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.
Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 13, 2006

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 13, 2006

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share amounts	2005	2004	2003

Net sales	$579,121	$543,524	$533,193
Energy sales – net	10,078	9,953	10,040

Total revenues	589,199	553,477	543,233
Costs of products sold	492,023	461,063	463,687

Gross profit	97,176	92,414	79,546

Selling, general and administrative expenses	67,633	59,939	59,146
Restructuring charges	1,564	20,375	6,983
Unusual items	–	–	11,501
Gains on disposition of plant, equipment and timberlands, net	(22,053)	(58,509)	(32,334)
Insurance recoveries	(20,151)	(32,785)	–

Total	26,993	(10,980)	45,296

Operating income	70,183	103,394	34,250
Other nonoperating income (expense)
Interest expense	(13,083)	(13,385)	(14,269)
Interest income	2,012	2,012	1,820
Other – net	1,028	(1,258)	(1,385)

Total other nonoperating expense	(10,043)	(12,631)	(13,834)

Income from continuing operations before income taxes	60,140	90,763	20,416
Income tax provision	21,531	34,661	7,430

Income from continuing operations	38,609	56,102	12,986
Discontinued operations
Loss from discontinued operations	–	–	(513)
Income tax benefit	–	–	(188)

Loss from discontinued operations	–	–	(325)

Net income	$38,609	$56,102	$12,661

Basic earnings per share
Income from continuing operations	$0.88	$1.28	$0.30
Loss from discontinued operations	–	–	(0.01)

Net income	$0.88	$1.28	$0.29

Diluted earnings per share
Income from continuing operations	$0.87	$1.27	$0.30
Loss from discontinued operations	–	–	(0.01)

Net income	$0.87	$1.27	$0.29

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2005	2004

Assets
Current assets
Cash and cash equivalents	$57,442	$39,951
Accounts receivable (less allowance for doubtful accounts: 2005 - $931; 2004 - $2,364)	62,524	60,900
Inventories	81,248	78,836
Prepaid expenses and other current assets	22,343	18,765

Total current assets	223,557	198,452

Plant, equipment and timberlands – net	478,828	520,412

Other assets	342,592	333,406

Total assets	$1,044,977	$1,052,270

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$19,650	$446
Short-term debt	3,423	3,503
Accounts payable	31,132	30,174
Dividends payable	3,972	3,955
Environmental liabilities	7,575	7,715
Other current liabilities	74,126	58,214

Total current liabilities	139,878	104,007

Long-term debt	184,000	207,277

Deferred income taxes	206,269	212,074

Other long-term liabilities	82,518	108,542

Total liabilities	612,665	631,900

Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2005 –10,229,734 - 2004 - 10,412,222)	544	544
Capital in excess of par value	43,450	41,828
Retained earnings	547,810	525,056
Deferred compensation	(2,295)	(1,275)
Accumulated other comprehensive income (loss)	(5,343)	8,768

	584,166	574,921
Less cost of common stock in treasury	(151,854)	(154,551)

Total shareholders’ equity	432,312	420,370

Total liabilities and shareholders’ equity	$1,044,977	$1,052,270

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P.H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2005	2004	2003

Operating activities
Net income	$38,609	$56,102	$12,661
Loss from discontinued operations	–	–	(325)

Income from continuing operations	38,609	56,102	12,986
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	50,647	51,598	56,029
Pension income	(16,517)	(17,342)	(17,149)
Restructuring charges and unusual items	1,564	16,483	17,640
Deferred income tax provision	3,020	17,364	7,779
Gains on dispositions of plant, equipment and timberlands, net	(22,053)	(58,509)	(32,334)
Other	630	655	745
Change in operating assets and liabilities
Accounts receivable	(5,876)	470	4,399
Inventories	(6,195)	(4,276)	3,060
Other assets and prepaid expenses	3,995	(12,721)	(359)
Liabilities	(4,956)	(10,240)	(5,800)

Net cash provided by continuing operations	42,868	39,584	46,996
Net cash used by discontinued operations	–	–	(244)

Net cash provided by operating activities	42,868	39,584	46,752
Investing activities
Purchase of plant, equipment and timberlands	(31,024)	(18,587)	(66,758)
Proceeds from disposal of plant, equipment and timberlands	22,450	60,171	2,892
Proceeds from sale of subsidiary, net of cash divested	545	525	1,499

Net cash (used) provided by investing activities of continuing operations	(8,029)	42,109	(62,367)
Net cash used by investing activities of discontinued operations	–	–	(60)

Net cash (used) provided by investing activities	(8,029)	42,109	(62,427)
Financing activities
Net repayments from revolving credit facility	(733)	(44,888)	(10,124)
Proceeds from borrowing from SunTrust Financial	–	–	34,000
Payment of dividends	(15,839)	(15,782)	(26,879)
Proceeds from stock options exercised	1,414	917	541

Net cash used by financing activities	(15,158)	(59,753)	(2,462)

Effect of exchange rate changes on cash	(2,190)	2,445	1,484

Net increase (decrease) in cash and cash equivalents	17,491	24,385	(16,653)
Cash and cash equivalents at the beginning of period	39,951	15,566	32,219

Cash and cash equivalents at the end of period	$57,442	$39,951	$15,566

Supplemental cash flow information
Cash paid (received) for
Interest expense	$12,378	$11,713	$13,767
Income taxes	17,443	3,256	(1,575)

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2005, 2004 and 2003

					Accumulated
					Other
					Compre-
		Capital in		Deferred	hensive		Total
	Common	Excess of	Retained	Compen-	Income	Treasury	Shareholders’
In thousands, except shares outstanding	Stock	Par Value	Earnings	sation	(Loss)	Stock	Equity

Balance at January 1, 2003	544	$40,798	$495,278		$(3,708)	$(159,079)	373,833
Comprehensive income
Net income			12,661				12,661
Other comprehensive income
Foreign currency translation adjustments					6,398

Other comprehensive income					6,398		6,398

Comprehensive income							19,059
Tax effect on employee stock options exercised		13					13
Cash dividends declared			(23,183)				(23,183)
Delivery of treasury shares
Performance shares		(13)				124	111
401(k) plans		(207)				1,188	981
Director compensation		(21)				97	76
Employee stock options exercised – net		(101)				642	541

Balance at December 31, 2003	544	40,469	484,756	–	2,690	(157,028)	371,431
Comprehensive income
Net income			56,102				56,102
Other comprehensive income
Foreign currency translation adjustments					6,078

Other comprehensive income					6,078		6,078

Comprehensive income							62,180
Tax effect on employee stock options exercised		38					38
Cash dividends declared			(15,802)				(15,802)
Issuance of restricted stock units, net		1,725		(1,275)			450
Delivery of treasury shares
Restricted stock awards		(57)				275	218
401(k) plans		(170)				1,015	845
Director compensation		(12)				105	93
Employee stock options exercised – net		(165)				1,082	917

Balance at December 31, 2004	$544	$41,828	$525,056	$(1,275)	$8,768	$(154,551)	$420,370
Comprehensive income
Net income			38,609				38,609
Other comprehensive income
Foreign currency translation adjustments					(9,619)
Additional minimum pension liability, net of tax benefits of $2,831					(4,492)
Other comprehensive income					(14,111)		(14,111)

Comprehensive income							24,498
Tax effect on employee stock options exercised		76					76
Cash dividends declared			(15,855)				(15,855)
Issuance of restricted stock units, net		1,894		(1,020)			874
Delivery of treasury shares
401(k) plans		(84)				917	833
Director compensation		(21)				123	102
Employee stock options exercised – net		(243)				1,657	1,414

Balance at December 31, 2005	$544	$43,450	$547,810	$(2,295)	$(5,343)	$(151,854)	$432,312

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
The range of estimated service lives used to calculate financial reporting depreciation for principal items of plant and equipment are as follows:

Buildings	10 – 45 Years
Machinery and equipment	7 – 35 Years
Other	4 – 40 Years
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

GLATFELTER

Investment Securities Investments in debt securities are classified as held-to-maturity and recorded at amortized cost in the consolidated balance sheets when we have the positive intent and ability to hold until maturity. At December 31, 2005 and 2004, investments in debt securities classified as held-to-maturity totaled $9.0 million and $9.3 million, respectively. The non-current portion is included in “Other assets” on the consolidated balance sheets.
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
Asset Retirement Obligations — In accordance with Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN No. 47”), we accrue asset retirement obligations, if any, in the period in which obligations relating to future asset retirements are incurred. Under these standards, costs are to be accrued at estimated fair value, and a related long-lived asset is capitalized. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset for which the obligation exists. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated. At December 31, 2005, we do not have any obligations required to be accrued under FIN No. 47.
Income Taxes Income taxes are determined using asset and the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standard No. 109 (“SFAS No. 109”). Under SFAS No. 109, tax expense includes US and international income taxes plus the provision for US taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.
The Company accounts for income tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”
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
Revenue from energy sales is recognized when electricity is delivered to the customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Costs netted against energy sales totaled $7.3 million, $8.3 million and $7.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.
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

GLATFELTER

including insurance carriers, are recorded as assets when their receipt is assured beyond a reasonable doubt.
Stock-based Compensation We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Compensation expense for restricted stock performance awards is recognized ratably over the performance period based on changes in quoted market prices of Glatfelter stock and the likelihood of achieving the performance goals. This variable plan accounting recognition is due to the uncertainty of achieving performance goals and estimating the number of shares ultimately to be issued. Compensation expense for awards of nonvested Restricted Stock Units (“RSUs”) is recognized over their graded vesting period based on the grant-date value. The grant-date value is determined based on the grant-date closing price of Glatfelter common stock. The exercise price of all employee stock options is at least equal to their grant-date market value. Accordingly, no compensation expense is recorded for stock options granted to employees.
Pro Forma Information No compensation expense has been recognized for the issuance of non-qualified stock options. No stock options were granted in 2005. The weighted-average grant-date fair value of options granted during 2004 and 2003, was $3.31 and $2.48, respectively.
The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2004	2003
Risk-free interest rate	4.50%	3.47%
Expected dividend yield	3.17	5.74
Expected volatility	35.0	38.9
Expected life	6.5 yrs	6.5 yrs

The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Year Ended December 31
In thousands, except per share	2005	2004	2003

Net income as reported	$38,609	$56,102	$12,661
Add: stock-based compensation expense included in reported net income, net of tax	757	16	346
Less: stock-based compensation expense determined under fair value based method for all awards, net of tax	(786)	(339)	(1,808)

Pro forma	$38,580	$55,779	$11,199

Basic earnings per share
Reported	$0.88	$1.28	$0.29
Pro forma	0.88	1.27	0.26
Diluted earnings per share
Reported	0.87	1.27	0.29
Pro forma	0.87	1.27	0.26

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
Fair Value of Financial Instruments The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. Financial derivatives are recorded at fair value. The following table sets forth carrying value and fair value of long-term debt:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$203,650	$206,652	$207,723	$215,402

GLATFELTER

3. RECENT PRONOUNCEMENTS
In December 2004, SFAS No. 123(R), “Share-Based Payment” was issued. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) is required to be adopted by the company, beginning January 1, 2006. The adoption of this standard will not have a material impact on our results of operations or financial position.
In November 2004, SFAS No. 151, “Inventory Costs-an amendment to ARB No. 43, Chapter 4,” (“SFAS No. 151”) was issued. This standard, which is effective for fiscal years beginning after June 15, 2005, clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). We do not expect SFAS No. 151 will have a material impact on our results of operations or financial position.
4. DISCONTINUED OPERATIONS
In July 2003, we sold our Wisches, France subsidiary for approximately $2.0 million and the assumption of approximately $1.1 million of debt owed to us by our subsidiary. At closing, we received $1.7 million and the remaining amounts were paid in two annual installments, in July 2005 and 2004. This subsidiary is reported as discontinued operations for all periods presented. Prior to the sale, the underlying assets were recorded at the lower of carrying amount or fair value less cost to sell. Accordingly, loss from discontinued operations for the year ended December 31, 2003, includes a charge of $0.5 million, after tax, to write-down the carrying value of the assets prior to the sale. Revenue included in determining results from discontinued operations totaled $2.6 million for 2003. This operation was previously reported in the Specialty Papers business unit.
5. RESTRUCTURING CHARGES
European Restructuring and Optimization Program (“EURO Program”) During the fourth quarter of 2005, we began to implement this restructuring program, a comprehensive series of initiatives designed to improve the performance of our Long Fiber & Overlay Papers business unit. In the fourth quarter of 2005, we recorded restructuring charges totaling $1.6 million associated with the related work force efficiency plans at the Gernsbach, Germany facility. This change reflects severance, early retirement and related costs for the 55 affected employees. We expect to incur cash out lays in this amount over the next 24 month period.

North American Restructuring Program The North American Restructuring Program, which was initiated in the second quarter of 2004, was designed to improve operating results by enhancing product and service offerings in Specialty Papers’ book publishing markets, growing revenue from uncoated specialty papers, reducing our workforce at our Spring Grove facility by approximately 20%, and implementing improved supply chain management processes. In conjunction with this initiative, we negotiated a new labor agreement that enables us to achieve targeted workforce reduction levels at our Spring Grove, PA facility. As part of the new labor agreement, we offered a voluntary early retirement benefits package to eligible employees. These special termination benefits resulted in a charge of $16.5 million in 2004, substantially all of which was for enhanced pension benefits, post-retirement medical benefits and other related employee severance costs. In addition, we recorded restructuring charges totaling $0.7 million, for severance and related pension and other post employment benefits (“OPEB”) associated with the elimination of certain non-represented positions. The following table sets forth activity in the North American Restructuring Program restructuring reserve.

	Year Ended December 31
In thousands	2005	2004

Beginning balance	$60	$–
Amounts accrued		17,187
Payments made	(60)	(644)
To be paid:
From pension plan assets		(11,255)
As OPEB benefits		(5,228)

Ending balance	$–	$60

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
Neenah Restructuring In September 2003, we announced the decision to permanently shut down a paper making machine and the deinking process at our Neenah, WI facility. This initiative resulted in the elimination of approximately 190 positions and the modification of a long-term steam supply contract. The machines and processes abandoned had supported our Specialty Papers business unit. The results for 2003 include related pre-tax charges of $13.5 million, of which $6.5 million are reflected in the consolidated income statement as components of cost of products sold, and $7.0 million are reflected as “restructuring charges.” The results of

GLATFELTER

operations in 2004 include $3.2 million of Neenah related restructuring charges, of which $3.0 million represents a fee paid to modify a steam supply contract at the Neenah facility in connection with the restructuring initiative. The remaining amount represents adjustments to estimated benefit continuation costs. There were no charges in 2005 related to Neenah Restructuring.
The following table sets forth information with respect to Neenah restructuring charges:

	Year Ended December 31
In thousands	2004	2003

Contract modification fee	$3,000	$–
Depreciation on abandoned equipment	–	5,974
Severance and benefit continuation	188	1,874
Pension and other retirement benefits	–	4,878
Other	–	768

Total	$3,188	$13,494

As of December 31, 2005 and 2004, the Neenah restructuring reserve totaled $0.5 million and $0.7 million, respectively. All such amounts primarily relate to accrued workers’ compensation costs.
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
7. GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
During 2005, 2004 and 2003, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain/(loss)

2005
Timberlands	2,488	$21,000	$20,327
Other	n/a	1,778	1,726

Total		$22,778	$22,053

2004
Timberlands	4,482	$56,586	$55,355
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	724	600

Total		$60,171	$58,509

2003
Timberlands	25,500	$37,850	$31,234
Other	n/a	2,892	1,100

Total		$40,742	$32,334

All property sales completed in 2005 and 2004 were sold for cash. As consideration for the timberlands sold in 2003, we received a 10-year note from a subsidiary of The Conservation Fund in the principal amount of $37.9 million (the “Note”), which is included in “Other assets” in the Condensed Consolidated Balance Sheet.
8. EARNINGS PER SHARE
The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2005	2004	2003

Income from continuing operations	$38,609	$56,102	$12,986
Loss from discontinued operations	–	–	(325)

Net income	$38,609	$56,102	$12,661

Weighted average common shares outstanding used in basic EPS	44,013	43,856	43,731
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	330	167	29

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,343	44,023	43,760

Basic EPS
Income from continuing operations	$0.88	$1.28	$0.30
Loss from discontinued operations	–	–	(0.01)

Net income	$0.88	$1.28	$0.29

Diluted EPS
Income from continuing operations	$0.87	$1.27	$0.30
Loss from discontinued operations	–	–	(0.01)

Net income	$0.87	$1.27	$0.29

GLATFELTER

The following table sets forth the potential common shares outstanding for options to purchase shares of common stock that were outstanding but were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive.

In thousands	2005	2004	2003

Potential common shares	758	1,664	1,846

9. GAIN ON INSURANCE RECOVERIES
During 2005 and 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $20.2 and $32.8 million in 2005 and 2004, respectively, and were received in cash.
10. INCOME TAXES
Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
The provision for income taxes from continuing operations consisted of the following:

	Year Ended December 31
In thousands	2005	2004	2003

Current taxes
Federal	$14,881	$8,982	$(723)
State	3,145	5,262	27
Foreign	485	3,053	347

	18,511	17,297	(349)

Deferred taxes
Federal	3,239	14,292	1,562
State	(1,905)	101	2,950
Foreign	1,686	2,971	3,267

	3,020	17,364	7,779

Total provision for income taxes from continuing operations	$21,531	$34,661	$7,430

The following are domestic and foreign components of pretax income from continuing operations:

	Year Ended December 31
In thousands	2005	2004	2003

United States	$55,865	$78,627	$16,968
Foreign	4,275	12,136	3,448

Total pretax income	$60,140	$90,763	$20,416

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes from continuing operations, and the actual income tax:

	Year Ended December 31
	2005	2004	2003

Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3	3.9	3.7
Tax effect of bargain sale	–	–	(19.6)
Tax effect of tax credits	(2.2)	(4.1)	(7.3)
Valuation allowance	(0.8)	3.4	29.7
Provision for (resolution of) tax matters	2.2	–	(2.7)

Other	0.3	–	(2.4)

Total provision for income taxes from continuing operations	35.8%	38.2%	36.4%

The sources of deferred income taxes were as follows at December 31:

	2005		2004
		Non-		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
In thousands	(Liability)	(Liability)	(Liability)	(Liability)

Reserves	$6,082	$8,817	$6,291	$10,106
Compensation	1,134	2,832	1,070	2,274
Post-retirement benefits	1,992	10,683	1,992	10,591
Property	–	(117,492)	–	(124,651)
Pension	(430)	(98,261)	(478)	(94,373)
Installment Sale	–	(10,897)	–	(12,521)
Inventories	(45)	–	368	–
Other	2,285	(4,315)	176	(2,688)
Tax carry forwards	–	20,467	(1,519)	25,858

Subtotal	11,018	(188,166)	7,900	(185,404)
Valuation allowance	(26)	(18,103)	–	(20,037)

Total	$10,992	$(206,269)	$7,900	$(205,441)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	Year Ended December 31
In thousands	2005	2004

Prepaid expenses and other current assets	$11,209	$8,910
Other current liabilities	217	1,010
Other non-current assets	–	6,633
Deferred income taxes	206,269	212,074

At December 31, 2005, the Company had state and foreign tax net operating loss (“NOL”) carryforwards of $70.7 million and $10.0 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2007 and 2025; the foreign NOL carryforwards do not expire.

GLATFELTER

In addition, the Company had federal charitable contribution carryforwards of $ 7.5 million, which expire in 2008, federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, and various state tax credit carryforwards totaling $1.3 million, which expire between 2006 and 2020.
The Company has established a valuation allowance of $18.1 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state tax carryforwards and certain deferred foreign tax credits.
The Company operates within multiple taxing jurisdictions and in the normal course of business is examined in various jurisdictions. Tax accruals related to the estimated outcome of these examinations are recorded in accordance with SFAS No. 5. The reversal of accruals is recorded when examinations are completed, statues of limitations close or tax laws change. A net expense of $1.3 million was recorded in 2005, $0.3 million was recorded in 2004, and a net benefit of $1.7 million was recorded in 2003 related to domestic and foreign examination audits and risks. Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2005, the Company recorded tax credits of $1.8 million related to R&D credits, fuels tax credit and the newly enacted electricity production tax credit. In 2004 and 2003 similar tax credit were recorded of $0.8 million and $1.5 million respectively.
At December 31, 2005 and 2004, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $57.9 million and $55.9 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2005, no deferred tax liability has been recognized in the Company’s financial statements. Consistent with the Company’s policy of permanent reinvestment, the Company did not repatriate under the provisions of the American Jobs Creation Act of 2004.

11.	STOCK-BASED COMPENSATION
On April 25, 2005 the common shareholders approved the P. H. Glatfelter 2005 Long Term Incentive Plan (“2005 Plan”) to authorize, among other things, the issuance of up to 1,500,000 shares of Glatfelter common stock to eligible participants. The 2005 Plan, which replaced the 1992 Long Term Incentive Plan, provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2005, 1,469,118 shares of common stock were available for future issuance under the 2005 Plan.
Restricted Stock Units During 2005 and 2004, 150,782 and 157,280 non-vested RSUs, net of forfeitures, were awarded, respectively, primarily under the 1992 Key Employee Long-Term Incentive Plan, to executive officers and other key employees. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. On the grant date, the RSUs, net of forfeitures were valued at $1.7 million and were recorded as “Deferred compensation,” a contra-equity account in the accompanying Condensed Consolidated Balance Sheet. Stock-based compensation expense with respect to the RSUs totaled $0.9 million and $0.5 million during 2005 and 2004, respectively.
Restricted Stock Performance Awards
During 2003, 2,660 shares of restricted stock performance shares were awarded. Such awards are subject to forfeiture, in whole or in part, if the recipient ceases to be an employee within a specified time period. Vesting of the awards was contingent on achieving certain specified total shareholder return measures related to a peer group as of December 31, 2005. This target was met and shares were issued in 2006.
The number of shares otherwise required to be delivered may be reduced by an amount that would have a fair market value equal to the taxes we withhold on delivery. We may also, at our discretion, elect to pay to the recipients in cash an amount equal to the fair market value of the shares that would otherwise be delivered.
The following table summarizes stock-based compensation expense with respect to restricted stock performance awards for each of the past three years:

In thousands	Compensation Expense

2005	$705
2004	(443)
2003	533

GLATFELTER

Non-Qualified Stock Options The following table summarizes the activity with respect to non-qualified options to purchase shares of common stock granted under the 1992 Plan:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	2,098,612	$14.65	2,304,339	$14.71	2,828,529	$15.00
Granted	–	–	51,250	11.18	40,990	11.75
Exercised	(111,542)	12.67	(72,850)	12.61	(43,287)	12.60
Canceled	(433,861)	17.30	(184,127)	15.51	(521,893)	16.47

Outstanding at end of year	1,553,209	14.06	2,098,612	14.65	2,304,339	14.71

Exercisable at end of year	1,547,422	$14.07	1,956,439	$15.17	1,410,614	$15.45

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
	Shares	Contractual Life	Exercise Price	Outstanding	Exercise Price

$10.78 to $12.41	368,037	4.0	$12.09	362,250	$11.48
12.95 to 14.44	640,812	5.4	13.29	640,812	13.29
15.44 to 17.16	394,800	5.6	15.55	394,800	15.55
17.54 to 18.78	149,560	2.3	18.26	149,560	18.26

	1,553,209	4.8		1,547,422

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

GLATFELTER

	Pension Benefits		Other Benefits
In millions	2005	2004	2005	2004

Change in Benefit Obligation
Balance at beginning of year	$295.2	$267.2	$46.7	$39.7
Service Cost	3.7	3.9	1.1	1.0
Interest Cost	16.3	16.1	2.7	2.4
Plan amendments	–	0.2	(1.4)
Actuarial loss	21.6	15.9	3.4	2.0
Benefits paid	(20.5)	(18.4)	(4.2)	(3.6)
Impact of curtailments	–	(0.5)	–	5.1
Impact of special termination benefits	–	10.8	–	0.1

Balance at end of year	$316.3	$295.2	$48.3	46.7

Change in Plan Assets
Fair value of plan assets at beginning of year	$465.6	$445.7	$–	$–
Actual return on plan assets	24.2	35.8	–	–
Employer contributions	2.3	2.5	4.2	3.6
Benefits paid	(20.5)	(18.4)	(4.2)	(3.6)

Fair value of plan assets at end of year	$471.6	$465.6	$–	$—

Reconciliation of Funded Status
Funded Status	$155.3	$170.4	$(48.3)	$(46.7)
Unrecognized transition assets	–	–	–	–
Unrecognized prior service cost	19.6	21.7	(7.5)	(6.8)
Unrecognized loss	70.4	33.4	23.2	21.1

Net amount recognized	$245.3	$225.5	$(32.6)	$(32.4)

The net prepaid pension cost for qualified pension plans is primarily included in “Other assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2005 and 2004.
Amounts recognized in the consolidated balance sheet consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2005	2004	2005	2004

Prepaid benefit cost	$264.7	$245.4	$–	$–
Accrued benefit liability	(28.6)	(19.9)	(32.6)	(32.4)
Intangible asset	1.9	–	–	–
Other comprehensive income, pre-tax	7.3	–	–	–

Net amount recognized	$245.3	$225.5	$(32.6)	$(32.4)

The accumulated benefit obligation for all defined benefit pension plans was $297.7 million and $283.2. at December 31, 2005 and 2004, respectively.
The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Discount rate — benefit obligation	5.50%	5.75%	5.50%	5.75%
Future compensation growth rate	4.0	4.0	–	–

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2005	2004

Projected benefit obligation	$30.3	$23.1
Accumulated benefit obligation	28.6	21.8
Fair value of plan assets	–	–

Net periodic benefit (income) cost includes the following components:

	Year Ended December 31
In millions	2005	2004	2003

Pension Benefits
Service cost	$3.7	$3.9	$3.7
Interest cost	16.3	16.1	16.3
Expected return on plan assets	(39.4)	(39.4)	(38.7)
Amortization of transition asset	–	(0.8)	(1.3)
Amortization of prior service cost	2.3	2.4	2.8
Recognized actuarial loss	0.5	0.4	0.0

Net periodic benefit (income) cost	(16.6)	(17.4)	(17.2)
Special termination benefits	–	–	5.4
Curtailment and settlement	–	11.4	–

Total net periodic benefit (income) cost	$(16.6)	$(6.0)	$(11.8)

Other Benefits
Service cost	$1.1	$1.0	$1.0
Interest cost	2.7	2.4	2.5
Amortization of prior service cost	(0.7)	(0.7)	(0.8)
Recognized actuarial loss	1.3	1.2	1.1

Net periodic benefit (income) cost	4.4	3.9	3.8
Special termination benefits	–	5.2	(0.5)
Plan amendments	–	–	(0.7)

Total net periodic benefit cost	$4.4	$9.1	$2.6

GLATFELTER

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
In millions	2005	2004	2003

Pension Benefits
Discount rate — benefit expense	5.75%	6.25%	6.75%
Future compensation growth rate	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.5	8.5	8.5

Other Benefits
Discount rate — benefit expense	5.75%	6.25%	6.75%
Future compensation growth rate	—	—	—
Expected long-term rate of return on plan assets	—	—	—

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.5% long-term rate of return on plan assets assumption for 2005.
Assumed health care cost trend rates at December 31 were as follows:

	2005	2004

Health care cost trend rate assumed for next year	11.0%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate rate	2013	2014

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One percentage point
In thousands	increase	decrease

Effect on:
Post-retirement benefit obligation	$4,267	$(3,774)
Total of service and interest cost components	407	(353)

Plan Assets Glatfelter’s pension plan weighted-average allocations at December 31, 2005 and 2004, by asset category, are as follows:

	2005	2004

Asset Category
Equity securities	70%	66%
Debt securities	30	30
Cash and real estate	—	4

Total	100%	100%

Our objective is to achieve an above-market rate of return on our pension plan assets. Based upon this objective, along with the timing of benefit payments and the risks associated with various asset classes available for investment, we have established the following asset allocation guidelines:

	Minimum	Target	Maximum

Equity	60%	70%	80%
Fixed Income & Other	20	30	40

Real estate can be between 0% and 5% of the target equity allocation. Glatfelter stock can also be between 0% and 5% of the target equity allocation, although there were no holdings of Glatfelter stock as of December 31, 2005 or 2004. Our investment policy prohibits the investment in certain securities without the approval of the Finance Committee of the Board of Directors. Regarding Fixed Income securities, the weighted-average credit quality will be at least “AA” with a “BBB” minimum credit quality for each issue.
Cash Flow We do not expect to make contributions to our qualified pension plans in 2006. Contributions and benefit payments expected to be made in 2006 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands

Nonqualified pension plans	$2,145
Other benefit plans	5,079

The following table sets forth benefit payments, which reflect expected future service, as appropriate, expected to be paid:

	Pension Benefits
In thousands	Qualified Plans	Non-Qualified Plans	Other Benefits

2006	$18,048	$2,145	$5,079
2007	17,842	2,079	4,826
2008	17,534	2,061	4,334
2009	17,265	2,052	4,119
2010	17,345	1,725	3,801
2011 through 2015	93,617	8,893	18,296

Payments expected to be made pursuant to the qualified plans will be made from our pension plan assets.
Defined Contribution Plans We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $0.6 million, $0.7 million and $0.7 million in 2005, 2004 and 2003, respectively.

GLATFELTER

13.	INVENTORIES
Inventories, net of reserves were as follows:

In thousands	2005	2004

Raw materials	$16,392	$14,974
In-process and finished	39,930	39,327
Supplies	24,926	24,535

Total	$81,248	$78,836

If we had valued all inventories using the average-cost method, inventories would have been $12.7 million and $12.6 million higher than reported at December 31, 2005 and 2004, respectively. During 2005 and 2003 we liquidated certain LIFO inventories, the effect of which did not have a significant impact on net income.
At December 31, 2005 the recorded value of the above inventories exceeded the tax basis by $0.2 million. At December 31, 2004, the recorded values were less than the tax basis by $0.8 million.
14.	PLANT, EQUIPMENT AND TIMBERLANDS
Plant, equipment and timberlands at December 31 were as follows:

In thousands	2005	2004

Land and buildings	$132,962	$137,668
Machinery and equipment	888,660	902,835
Other	82,098	85,891
Accumulated depreciation	(641,070)	(611,852)

	462,650	514,542
Construction in progress	13,940	3,219
Timberlands, less depletion	2,238	2,651

Plant, equipment and timberlands – net	$478,828	$520,412

15. OTHER CURRENT LIABILITIES
Other current liabilities consist of the following:

	December 31
In thousands	2005	2004

Accrued payroll and benefits	$18,828	$19,525
Other accrued compensation and retirement benefits	6,320	8,838
Income taxes payable	15,480	14,307
Cross currency rate swap	16,370	–
Other accrued expenses	17,128	15,544

Total	$74,126	$58,214

16.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31
In thousands	2005	2004

Revolving credit facility, due June 2006	$19,650	$23,277
6 7/8% Notes, due July 2007	150,000	150,000
Note payable – SunTrust, due March 2008	34,000	34,000
Other notes, various	–	446

Total long-term debt	203,650	207,723
Less current portion	(19,650)	(446)

Long-term debt, excluding current portion	$184,000	$207,277

During 2002, we entered into an unsecured $125 million multi-currency revolving credit facility (the “Facility”) with a syndicate of four major banks. The Facility, which replaced an old facility, enables Glatfelter or its subsidiaries to borrow up to the equivalent of $125.0 million in certain currencies. Borrowings can be made for any time period from one day to six months and incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin ranging from .525 to 1.05. The margin and a facility fee on the commitment balance are based on the higher of our debt ratings as published by Standard & Poor’s and Moody’s. The Facility requires us to meet certain leverage and interest coverage ratios, both of which we are in compliance with at December 31, 2005.
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
At December 31, 2005 and 2004, we had $4.3 million and $4.0 million, respectively, of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers

GLATFELTER

compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.
17.	CROSS-CURRENCY SWAP
In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately €73.0 million and will pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and will receive interest on the dollar portion of the swap at a floating U.S. Dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our subsidiary in Gernsbach, Germany. The cross-currency swap is recorded in the Consolidated Balance Sheets at fair value of $(16.4) and $(29.6) million at December 31, 2005 and 2004, respectively, under the captions “Other current liabilities” and “Other long-term liabilities”, respectively. Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Consolidated Statements of Income. The mark-to-market adjustment was offset by the related remeasurement of the U.S. dollar denominated inter-company obligations.
The credit risks associated with our financial derivatives are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.
18.	SHAREHOLDERS’ EQUITY
The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2005	2004	2003

Shares outstanding at beginning of year	43,950	43,782	43,644
Treasury shares issued for:
Restricted stock performance awards		19	8
401(k) plan	62	69	80
Director compensation	9	7	7
Employee stock options exercised	111	73	43

Shares outstanding at end of year	44,132	43,950	43,782

19.	COMMITMENTS, CONTINGENCIES AND LEGAL
PROCEEDINGS
Contractual Commitments The following table summarizes the minimum annual rentals due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year. Other contractual obligations primarily represent minimum purchase commitments under steam, energy and pulp wood supply contracts.

In thousands	Leases	Other

2006	$2,191	$21,740
2007	1,886	12,632
2008	1,238	12,668
2009	794	12,488
2010	624	7,840

At December 31, 2005, required minimum annual rentals due under operating leases and other similar contractual obligations aggregated $15.5 million and $125.4 million, respectively.
Ecusta Division Matters We have reserves for various matters associated with our former Ecusta Division. Activity in these reserves during the periods indicated is summarized below.

	Ecusta
	Environmental	Workers’
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2003	$–	$2,200	$1,393	$3,593
Accruals	7,600	–	–	7,600
Payments	–	–	–	–

Balance, Dec. 31, 2003	7,600	2,200	1,393	11,193
Accruals	–	–	1,907	1,907
Payments	(1,209)	(56)	–	(1,265)

Balance, Dec. 31, 2004	6,391	2,144	3,300	11,835
Accruals	2,700	–	–	2,700
Payments	(986)	(231)	–	(1,217)

Balance, Dec. 31, 2005	$8,105	$1,913	$3,300	$13,318

GLATFELTER

With respect to the reserves set forth above as of December 31, 2005, $1.5 million is recorded under the caption “other current liabilities” and $11.8 million is recorded under the caption “other long-term liabilities” in the accompanying condensed consolidated balance sheets.
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
Ecusta Environmental Matters Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain potential landfill closure liabilities associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, we established reserves approximating $7.6 million. In March 2004 and September 2005, the NCDENR issued us separate orders requiring the closure of two of the three landfills at issue. We have substantially completed the closure of these two landfills.
In October 2004, one of the New Buyers entered into a Brownfields Agreement with the NCDENR relating to the Ecusta mill, pursuant to which the New Buyer was to be held responsible for certain specified environmental concerns.
In September 2005, NCDENR sought our participation, pursuant to a proposed consent order, in the evaluation and potential remediation of environmentally hazardous conditions at the former Ecusta mill site. In January 2006, NCDENR modified its proposed consent order to include us and the owner (the “Prior Owner”) from whom our predecessor, Ecusta Corporation, purchased the Ecusta mill. NCDENR and the United States Environmental Protection Agency (“USEPA”) have indicated that if neither party enters into the proposed consent order EPA will likely list the mill site on the National Priorities List and pursue assessment and remediation of the site under the Comprehensive Environmental Responsibility, Compensation and Liability Act (more commonly known as “Superfund”). In addition to calling for the assessment, closure, and post-closure monitoring and maintenance of the third landfill for which we had previously been held responsible, the proposed consent order asserts concerns regarding:
i.	mercury and certain other contamination on and around the site;
ii.	potentially hazardous conditions existing in the sediment and water column of the site’s water treatment and aeration and sedimentation basin (the “ASB”); and
iii.	contamination associated with two additional landfills on the site that were not used by us.
With respect to the concerns set forth above (collectively, the “NCDENR matters”) we believe the Prior Owner has primary liability for the mercury contamination; that the New Buyers, as owner and operator of the ASB, have primary liability for addressing any issues associated with the ASB, including closure, and that the New Buyers, in a May 2004 agreement, expressly agreed to indemnify and hold us harmless from certain environmental liabilities, which include most, if not all, of the NCDENR matters. We continue to have discussions with NCDENR concerning our potential responsibilities and

GLATFELTER

appropriate remedial actions, if any, which may be necessary.
In addition, it is possible the New Buyers may not have sufficient cash flow to continue meeting certain obligations to NCDENR and us. Specifically, the New Buyers are obligated (i) to treat leachate and stormwater runoff from the landfills, which we are currently required to manage, and (ii) to remediate groundwater contamination in the vicinity of a former caustic building at the site. If the New Buyers should default on these obligations, it is possible that NCDENR will require us to make appropriate arrangements for the treatment and disposal of the landfill waste streams and to be responsible for the remediation of certain contamination on and around the site (collectively, the “New Buyers Matters”).
As a result of NCDENR’s September 2005 communication with us and our assessment of the range of likely outcomes of the NCDENR Matters and the New Buyers Matters, our results of operations for 2005 includes a $2.7 million charge to increase our reserve for estimated costs associated with the Ecusta environmental matters. The addition to the reserve includes estimated operating costs associated with continuing certain water treatment facilities at the site which are necessary to treat leachate discharges from certain of the landfills, the closure for which we had previously reserved, estimated costs to perform an assessment of certain risks posed by the presence of mercury, further characterization of sediment in the ASB and treatment of other contamination.
The reserves relating to additional environmental assessment activities were premised, in part, on the belief that it might be mutually beneficial to us and NCDENR if we were to agree to perform the assessment activities, without accepting responsibility for any subsequently required remediation. We believe that outcome may still be possible. However, it is currently unclear whether NCDENR and EPA will accept such an arrangement. It is equally uncertain what action will be taken by EPA and NCDENR in the absence of a consent order (and against whom) and what remediation, if any, will be required if and when additional assessments are performed.
In addition, it is unclear how liability for any required assessment or remediation will be apportioned among the Prior Owner, Glatfelter, the Buyers and the New Buyers. Therefore, the 2005 charge does not include costs associated with further remediation activities that we may be required to perform.
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
We are evaluating potential legal claims we may have in pursuing any other parties, including previous owners, of the site for their obligations and/or cost recoveries. We are also evaluating options for ensuring that the New Buyers fulfill their obligations with respect to the New Buyers Matters. We are uncertain as to what additional Ecusta-related claims, including, among others, environmental matters, government oversight and/or government past costs, if any, may be asserted against us.
Workers’ Compensation In addition to reserves for environmental matters at the site, prior to 2003, we had established reserves related to potential worker’s compensation claims which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for worker’s compensation claims of certain employees that were injured during their employment at the Ecusta facility prior to our sales of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 19.
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

GLATFELTER

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
The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3–5”), an area approximately 20 miles downstream of our Neenah facility.
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
In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin approved a consent decree regarding OU1 (“the OU1 Consent

GLATFELTER

Decree”). Under terms of the OU1 Consent Decree, Glatfelter and WTM I Company each agreed to pay approximately $27 million, of which $25.0 million from each was placed in escrow to fund response work associated with remedial actions specified in the ROD. The remaining amount that the parties agreed to pay under the Consent Decree includes payments for NRD, and NRD assessment and other past costs incurred by the governments. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup.
The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River site. The response work is being managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed in escrow. Beginning in mid 2004, Glatfelter and WTM I have performed activities to remediate OU1, including, among others, construction of de-watering and water-treatment facilities, dredging of portions of OU1, dewatering of the dredged materials, and hauling of the dewatered sediment to an authorized disposal facility. Since the start of these activities, to date approximately 105,000 cubic yards of contaminated sediment has been dredged.
The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account and to extend the remediation effort. Should the OU1 Consent Decree be terminated due to insufficient funds, each company would lose the protections contained in the settlement and the governments may turn to one or both parties for the completion of OU1 clean up. In such a situation, the governments may also seek response work from a third party, or perform the work themselves and seek response costs from any or all PRPs for the site, including Glatfelter. Based on information currently available to us, and subject to government approval of the use of alternative remedies, we believe the required remedial actions can be completed with the amount of monies committed under the Consent Decree. If the Consent Decree is terminated due to the insufficiency of the escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial action.
As of December 31, 2005, our portion of the escrow account totaled approximately $15.6 million, of which $7.2 million is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $8.4 million is included under the caption “Other assets.” As of December 31, 2005, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $16.8 million.
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
In June 1994, FWS notified the then-identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment has yet to be completed, the federal trustees released a plan on October 25, 2000 that values NRDs for injured natural resources that allegedly fall under their trusteeship between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe

GLATFELTER

that the NRD claims alleged by the various alleged trustees are legally and factually without merit.
The OU1 Consent Decree required that Glatfelter and WTM I each pay the governments $1.5 million for NRDs for the Fox River site, and $150,000 for NRD assessment costs. Each of these payments was made in return for credit to be applied toward each settling company’s potential liability for NRDs associated with the Fox River site.
Other Information The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the volumetric estimates contained in the studies are based on assumptions that are unsupported by existing evidence. We believe that our volumetric contribution is significantly lower than the estimates set forth in these studies. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, the location of discharge and a party’s role in causing discharge must be considered in order for the allocation to be equitable.
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
While the OU1 Consent Decree clarifies the extent of the exposure that we may have with regard to the Fox River site, it does not completely resolve our potential liability related to this matter. We continue to believe that this matter may result in litigation, but cannot predict the timing, nature, extent or magnitude of such litigation. We currently are unable to predict our ultimate cost related to this matter.
Reserves for Fox River Environmental Liabilities We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist, and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	December 31,
In millions	2005	2004

Recorded as:
Environmental liabilities	$7.6	$7.7
Other long-term liabilities	9.2	13.9

Total	$16.8	$21.6

The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges associated with the Fox River matter to our results of operations during 2005, 2004 or 2003.
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
Range of Reasonably Possible Outcomes Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 can be satisfactorily completed for the amounts provided under the OU1 Consent Decree. Our assessment is dependent, in part, on government approval of the use of alternative remedies in OU1, on the successful negotiation of acceptable contracts to complete remediation activities, and an effective

GLATFELTER

implementation of the chosen technologies by the remediation contractor.
The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to judicial interpretations that find CERCLA imposes joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.
Based on our analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed our original reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $125 million, over a period that is undeterminable but that could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.
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
In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Fox River site.
Over the past two years we have collected approximately $53.0 million of proceeds under insurance policies covering the Fox River matter. Any additional recoveries are expected to be insignificant.
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

GLATFELTER

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

20. SEGMENT AND GEOGRAPHIC INFORMATION
The following table sets forth profitability and other information by business unit for the year ended December 31:

	Specialty Papers			Long Fiber & Overlay			Other and Unallocated			Total
In thousands	2005	2004	2003	2005	2004	2003	2005	2004	2003	2005	2004	2003

Net sales	$380,923	$337,436	$357,989	$198,137	$205,232	$165,389	$61	$856	$9,815	$579,121	$543,524	$533,193
Energy sales, net	10,078	9,953	10,040	–	–	–	–	–	–	10,078	9,953	10,040

Total revenue	391,001	347,389	368,029	198,137	205,232	165,389	61	856	9,815	589,199	553,477	543,233
Cost of products sold	340,629	312,136	325,897	166,153	163,843	130,838	84	1,021	15,448	506,866	477,000	472,183

Gross profit	50,372	35,253	42,132	31,984	41,389	34,551	(23)	(165)	(5,633)	82,333	76,477	71,050
SG&A	39,876	36,617	44,494	21,282	23,067	16,669	8,149	1,660	125	69,307	61,344	61,288
Pension income	–	–	–	–	–	–	(16,517)	(17,342)	(17,149)	(16,517)	(17,342)	(17,149)
Restructuring recorded as component of COS	–	–	–	–	–	–	–	–	6,511		–	6,511
Restructuring charges	–	–	–	–	–	–	1,564	20,375	6,983	1,564	20,375	6,983
Unusual items	–	–	–	–	–	–	–	–	11,501		–	11,501
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(22,053)	(58,509)	(32,334)	(22,053)	(58,509)	(32,334)
Gain on insurance recoveries	–	–	–	–	–	–	(20,151)	(32,785)	–	(20,151)	(32,785)	–

Total operating income (loss)	10,496	(1,364)	(2,362)	10,702	18,322	17,882	48,985	86,436	18,730	70,183	103,394	34,250
Nonoperating income (expense)	–	–	–	–	–	–	(10,043)	(12,631)	(13,834)	(10,043)	(12,631)	(13,834)

Income from continuing operations before income taxes	$10,496	$(1,364)	$(2,362)	$10,702	$18,322	$17,882	$38,942	$73,805	$4,896	$60,140	$90,763	$20,416

Supplemental Data
Plant, equipment and timberlands, net	$335,745	$351,086	$377,182	$143,083	$169,326	$165,778	–	–	–	$478,828	$520,412	$542,960
Depreciation expense	35,781	37,186	44,216	14,866	14,412	11,813	–	–	–	50,647	51,598	56,029

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
We sell a significant portion of our specialty papers through wholesale paper merchants. No individual customer accounted for more than 10% of our consolidated net sales in 2005, 2004 or 2003.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2005		2004		2003
		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$399,705	$335,745	$353,284	$351,086	$367,903	$377,182
Germany	143,227	123,685	156,337	149,513	138,630	147,651
Other	36,189	19,398	33,903	19,813	26,660	18,127

Total	$579,121	$478,828	$543,524	$520,412	$533,193	$542,960

21. QUARTERLY RESULTS (UNAUDITED)
In thousands, except per share

							Diluted
	Net sales		Gross Profit		Net Income		Earnings Per Share
	2005	2004	2005	2004	2005	2004	2005	2004

First	$143,896	$132,078	$28,594	$20,499	$6,290	$36,258	$0.14	$0.83
Second	145,283	129,029	19,833	16,042	1,709	(1,629)	0.04	(0.04)
Third	146,780	143,075	25,616	27,042	3,663	2,199	0.08	0.05
Fourth	143,162	139,342	23,133	28,831	26,947	19,274	0.61	0.44

The information set forth above includes the following, on an after-tax basis:

			Gains on Sales of Plant,
	Restructuring Charges and		Equipment and Timberlands,
	Unusual Items		and Other Asset Sales		Insurance Recoveries
In thousands	2005	2004	2005	2004	2005	2004

First	$–	$–	$–	$19,559	$–	$15,221
Second	–	(524)	–	–	1,430	181
Third	–	(10,249)	259	947	–	5,908
Fourth	(1,017)	(1,950)	11,517	13,558	11,289	–

GLATFELTER

22. SUBSEQUENT EVENTS
On February 21, 2006 we entered into a definitive asset purchase agreement with NewPage Corporation and Chillicothe Paper Inc., a wholly owned subsidiary of NewPage Corporation (the “Asset Purchase Agreement”), to acquire certain assets and assume certain liabilities constituting NewPage Corporation’s carbonless and specialty papers business for $80 million in cash. The business to be acquired includes a 440,000 tons per year paper making facility in Chillicothe, Ohio, together with its Fremont, Ohio-based coating operations (collectively, “Chillicothe”). Estimated 2005 revenue for Chillicothe totaled approximately $440 million and Chillicothe employees total approximately 1,700.
The transaction is subject to certain customary purchase price adjustments and closing conditions, all as provided for in the Asset Purchase Agreement. The Company expects the transaction to close on or about March 31, 2006.
The Chillicothe acquisition enables us to transfer our Neenah facility’s specialty grades to Chillicothe’s highly efficient manufacturing environment and rationalize assets that are no longer competitive. As part of the planned restructuring program in connection with this acquisition, we intend to move production from the Neenah mill to the Chillicothe facility. It is anticipated the Neenah mill will be permanently shut down by June 2006, contingent on the successful completion of the Chillicothe transaction.
In connection with the planned closure of the Neenah facility, we expect to record related charges estimated to total $60 million to $65 million. The charges are primarily related to asset writedowns and/or accelerated depreciation, employee termination and related benefits, and contract termination costs.
On February 17, 2006, as part of our Timberland Strategy, we entered into an agreement to sell 282 acres of our Delaware timberlands for $7.1 million in cash. The transaction is expected to close in the fourth quarter of 2006.
On March 8, 2006, we entered into two separate transactions to acquire certain assets of J R Crompton Limited, a global supplier of wet laid nonwoven products based in Manchester, United Kingdom. Since February 7, 2006, Crompton has been ordered to be in Administration by The High Court of Justice Chancery Division, Manchester District.
Under the terms of the first transaction, Glatfelter acquired effective March 13, 2006, Crompton’s Lydney Mill, located in Gloucestershire, United Kingdom, for GBP37.5 million (US $65.1 million). The facility employs about 240 people and had 2005 revenues of approximately GBP43 million (US $75 million).
The Lydney mill produces a broad portfolio of wet laid nonwoven products, including tea and coffee filter papers, clean room wipes, lens tissue, dye filter paper, double-sided adhesive tape substrates and battery grid pasting tissue.
Under the second transaction we agreed to purchase Crompton’s Simpson Clough Mill, located in Lancashire, United Kingdom, and other related assets for GBP12.5 million (US $21.7 million), subject to regulatory approval. The mill employs about 95 people and had 2005 revenues of approximately GBP16.2 million (US $28 million). The Simpson Clough facility also manufactures a wide variety of wet laid, nonwoven products.

GLATFELTER

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2005, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting.
Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8. – Financial Statements and Supplementary Data.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 31, 2005, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In the course of completing our evaluation of internal control over financial reporting we implemented certain changes and enhancements to our controls.
PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2006. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, the members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.
Executive Officers of the Registrant The information with respect to the executive officers required under this Item is set forth in Part I of this report.
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

ITEM 11. EXECUTIVE COMPENSATION
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2006.
______________________________________________
Our Chief Executive Officer has submitted to the New York Stock Exchange a certificate certifying that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

GLATFELTER

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:

		i.	Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003
		ii.	Consolidated Balance Sheets as of December 31, 2005 and 2004
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

	2.		Financial Statement Schedules (Consolidated) are included in Part IV:

		i.	Schedule II -Valuation and Qualifying Accounts — For Each of the Three Years in the Period Ended December 31, 2005
(b) Exhibit Index

						Incorporated by
Exhibit Number		Description of Documents				Reference to
				Exhibit		(Filing)
2	(a)	Amended and Restated Acquisition Agreement dated as of August 9, 2001 by and among Purico (IOM) Limited, RF & Son Inc., RFS US Inc. and RFS Ecusta Inc., as Buyers, and P.H. Glatfelter Company and Mollanvick, Inc., as Sellers.		2		August 24, 2001 Form 8-K

2	(b)	Asset Purchase Agreement, dated February 21, 2006, among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company		2.1		February 21, 2006 Form 8-K

3	(a)	Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation, as amended by:		3	(a)	1993 Form 10-K

		i.	Articles of Merger dated January 30, 1979	3	(a)	1993 Form 10-K

		ii.	Statement of Reduction of Authorized Shares dated May 12, 1980	3	(a)	1993 Form 10-K

		iii.	Statement of Reduction of Authorized Shares dated September 23, 1981	3	(a)	1993 Form 10-K

		iv.	Statement of Reduction of Authorized Shares dated August 2, 1982	3	(a)	1993 Form 10-K

		v.	Statement of Reduction of Authorized Shares dated July 29, 1983	3	(a)	1993 Form 10-K

		vi.	Articles of Amendment dated April 25, 1984	3	(a)	1994 Form 10-K

		vii.	Statement of Reduction of Authorized Shares dated October 15, 1984	3	(b)	1984 Form 10-K

		viii.	Statement of Reduction of Authorized Shares dated December 24, 1985	3	(b)	1985 Form 10-K

		ix.	Articles of Amendment dated April 23, 1986		3	March 31, 1986 Form 10-Q

		x.	Statement of Reduction of Authorized Shares dated July 11, 1986	3	(b)	1986 Form 10-K

		xi.	Statement of Reduction of Authorized Shares dated March 25, 1988	3	(b)	1987 Form 10-K

		xii.	Statement of Reduction of Authorized Shares dated November 9, 1988	3	(b)	1988 Form 10-K

		xiii.	Statement of Reduction of Authorized Shares dated April 24, 1989	3	(b)	1989 Form 10-K

		xiv.	Articles of Amendment dated November 29, 1990	3	(b)	1990 Form 10-K

		xv.	Articles of Amendment dated June 26, 1991	3	(b)	1991 Form 10-K

		xvi.	Articles of Amendment dated August 7, 1992	3	(b)	1992 Form 10-K

		xvii.	Articles of Amendment dated July 30, 1993	3	(b)	1993 Form 10-K

		xviii.	Articles of Amendment dated January 26, 1994	3	(b)	1993 Form 10-K

	(b)	Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR)		3	(c)	1993 Form 10-K

	(c)	By-Laws as amended through April 27, 2005, filed herewith.

GLATFELTER

					Incorporated by
Exhibit Number			Description of Documents		Reference to
				Exhibit	(Filing)
4	(a)		Indenture, dated as of July 22, 1997, between P. H. Glatfelter Company and The Bank of New York, relating to the 6-7/8 Notes due 2007.	4.1	Form S-4, Reg. No. 333-36395

	(b)		Registration Rights Agreement, dated as of July 22, 1997, among P. H. Glatfelter Company, Bear, Stearns & Co. Inc. and BT Securities Corporation, relating to the 6-7/8 Notes due 2007.	4.3	Form S-4, Reg. No. 333-36395

10	(a)		P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001.**	10(a)	2000 Form 10-K**

	(b)		P. H. Glatfelter Company 2005 Management Incentive Plan, adopted as of April 27, 2005.**	10.4	April 27, 2005 Form 8-K

	(c)		P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000.**	10(c)	2000 Form 10-K**

	(d)		Description of Executive Salary Continuation Plan.**	10(g)	1990 Form 10-K**

	(e)		P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998.**	10(f)	1998 Form 10-K**

	(f)		P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000.**	10(g)	2000 Form 10-K **

	(g)		P. H. Glatfelter Company 2005 Long-Term Incentive Plan, adopted as of April 27, 2005.**	10.1	April 27, 2005 Form 8-K

	(g)	(A)	Form of Top Management Restricted Stock Unit Award Certificate.**	10.2	April 27, 2005 Form 8-K

	(g)	(B)	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	April 27, 2005 Form 8-K

	(h)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998.**	10(h)	1998 Form 10-K**

	(i)		Change in Control Employment Agreement by and between P. H. Glatfelter Company and George H. Glatfelter II, dated as of December 31, 2005, filed herewith.**

	(j)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 31, 2005, filed herewith.**

	(j)	(A)	Schedule of Change in Control Employment Agreements, filed herewith.**

	(k)
Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin.
				10(i)	1996 Form 10-K

	(l)		Credit Agreement, dated as of June 24, 2002, among P. H. Glatfelter Company, various subsidiary borrowers, Deutsche Bank AG New York Branch, as Agent, and various lending institutions with Deutsche Bank Securities Inc., as Lead Arranger and Book Runner.	10.1	June 30, 2002 Form 10-Q

	(m)		Increase in Commitments and Lender Addition Agreement.	10.1	September 30, 2002 Form 10Q

	(n)		Contract for the Purchase and Bargain Sale of Property (exhibits omitted)	10(o)	2002 Form 10-K

	(o)		Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC, (a wholly owned subsidiary of the Registrant) and Suntrust Bank, as Administrative Agent.	10.3	March 31, 2003 Form 10-Q

	(p)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)	10.2	October 1, 2003 Form 8-K/A – No. 1

	(q)		Compensatory Arrangements with Certain Executive Officers, filed herewith.**

	(r)		Summary of Non-Employee Director Compensation, (effective January 1, 2005).**	10.1	December 15, 2004 Form 8-K

	(s)		Manager Service Contract between the Registrant (through a wholly owned subsidiary) and Werner Ruckenbrod.**	10(w)	2004 Form 10-K

	(t)		Retirement Pension Agreement between the Registrant (through a wholly owned subsidiary) and Werner Ruckenbrok, filed herewith.**	10(x)	2004 Form 10-K

	(u)		Arbitration Agreement between the Registrant (through a wholly owned subsidiary) and Werner Ruckenbrod, filed herewith.**	10(y)	2004 Form 10-K

GLATFELTER

Incorporated by
Exhibit Number	Description of Documents		Reference to
		Exhibit	(Filing)
14	Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter.	14	2003 Form 10-K

21	Subsidiaries of the Registrant, filed herewith.

23	Consent of Independent Registered Public Accounting Firm, filed herewith.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

31.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

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
March 13, 2006
	By	/s/ George H. Glatfelter II

George H. Glatfelter II
Chairman and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 13, 2006	/s/ George H. Glatfelter II	Principal Executive Officer and Director

George H. Glatfelter II
Chairman and Chief Executive Officer

March 13, 2006	/s/ John C. van Roden, Jr.	Principal Financial Officer

John C. van Roden, Jr.
Executive Vice President and Chief
Financial Officer

March 13, 2006	/s/ John P. Jacunski	Controller

John P. Jacunski
Vice President and Corporate Controller

March 13, 2006	/s/ Kathleen A. Dahlberg	Director

Kathleen A. Dahlberg

March 13, 2006	/s/ Nicholas DeBenedictis	Director

Nicholas DeBenedictis

March 13, 2006	/s/ Richard C. Ill	Director

Richard C. Ill

March 13, 2006	/s/ J. Robert Hall	Director

J. Robert Hall

March 13, 2006	/s/ Ronald J. Naples	Director

Ronald J. Naples

March 13, 2006	/s/ Richard L. Smoot	Director

Richard L. Smoot

March 13, 2006	/s/ Lee C. Stewart	Director

Lee C. Stewart

GLATFELTER

Schedule II
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE
For Each of the Three Years in the Period Ended December 31, 2005
Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2005	2004	2003	2005	2004	2003
Balance, beginning of year	$2,364	$3,115	$2,211	$2,217	$2,038	$1,662
Other (a)	(89)	24	168	(249)	162	266
Provision	382	868	1,098	2,788	3,964	1,604
Write-offs, recoveries and discounts allowed	(1,726)	(1,643)	(362)	(2,711)	(3,947)	(1,494)

Balance, end of year	$931	$2,364	$3,115	$2,045	$2,217	$2,038

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.

GLATFELTER