Form 10-Q
period 2006-03-31
GLATFELTER P H CO
filed 2006-05-10
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ___to ___
For the quarterly period ended March 31, 2006
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
    Large Accelerated      ✓ Accelerated          Non-Accelerated.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes     No ✓ .
As of April 30, 2006, P. H. Glatfelter Company had 44,449,177 shares of common stock outstanding.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
MARCH 31, 2006

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended
	March 31
In thousands, except per share	2006	2005

Net sales	$160,606	$143,896
Energy sales — net	2,457	2,544

Total revenues	163,063	146,440
Costs of products sold	142,798	117,846

Gross profit	20,265	28,594

Selling, general and administrative expenses	16,697	17,390
Restructuring charges	19,298	—
(Gains) losses on dispositions of plant, equipment and timberlands, net	10	(60)

Operating income (loss)	(15,740)	11,264
Nonoperating income (expense)
Interest expense	(3,393)	(3,260)
Interest income	666	498
Other — net	350	261

Total other income (expense)	(2,377)	(2,501)

Income (loss) before income taxes	(18,117)	8,763
Income tax provision (benefit)	(6,252)	2,473

Net income (loss)	$(11,865)	$6,290

Earnings (loss) per share
Basic	$(0.27)	$0.14
Diluted	(0.27)	0.14
Cash dividends declared per common share	0.09	0.09
Weighted average shares outstanding
Basic	44,213	43,962
Diluted	44,213	44,267
The accompanying notes are an integral part of the condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2006	2005

Assets
Current assets
Cash and cash equivalents	$28,818	$57,442
Accounts receivable — net	75,598	62,524
Inventories	87,188	81,248
Prepaid expenses and other current assets	24,629	22,343

Total current assets	216,233	223,557

Plant, equipment and timberlands — net	526,389	478,828

Other assets	350,155	342,592

Total assets	$1,092,777	$1,044,977

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$19,650
Short-term debt	3,295	3,423
Accounts payable	46,114	31,132
Dividends payable	3,995	3,972
Environmental liabilities	7,642	7,575
Other current liabilities	65,991	74,126

Total current liabilities	127,037	139,878

Long-term debt	254,749	184,000

Deferred income taxes	206,559	206,269

Other long-term liabilities	82,508	82,518

Total liabilities	670,853	612,665

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	41,186	43,450
Retained earnings	531,949	547,810
Deferred compensation	—	(2,295)
Accumulated other comprehensive income (loss)	(3,432)	(5,343)

	570,247	584,166
Less cost of common stock in treasury	(148,323)	(151,854)

Total shareholders’ equity	421,924	432,312

Total liabilities and shareholders’ equity	$1,092,777	$1,044,977

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31
In thousands	2006	2005

Operating activities
Net income	$(11,865)	$6,290
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	12,349	12,866
Pension income	(3,721)	(3,880)
Restructuring charges	27,521
Deferred income tax provision	(2,792)	818
(Gains) losses on dispositions of plant, equipment and timberlands, net	10	(60)
Other	168	161
Change in operating assets and liabilities
Accounts receivable	(12,768)	(5,766)
Inventories	1,632	(7,602)
Other assets and prepaid expenses	(947)	(1,223)
Accounts payable and other liabilities	(14,299)	(10,719)

Net cash used by operating activities	(4,712)	(9,115)

Investing activities
Purchases of plant, equipment and timberlands	(5,241)	(4,680)
Proceeds from disposals of plant, equipment and timberlands	1	70
Acquisition of Lydney mill	(68,271)	—

Net cash used by investing activities	(73,511)	(4,610)

Financing activities
Net proceeds from revolving credit facility	50,460	1,948
Payment of dividends	(3,972)	(3,956)
Proceeds from stock options exercised	2,845	116

Net cash provided (used) by financing activities	49,333	(1,892)
Effect of exchange rate changes on cash	266	(488)

Net decrease in cash and cash equivalents	(28,624)	(16,105)
Cash and cash equivalents at the beginning of period	57,442	39,951

Cash and cash equivalents at the end of period	$28,818	$23,846

Supplemental cash flow information
Cash paid for
Interest expense	$6,093	$5,717
Income taxes	9,122	5,889

The accompanying notes are an integral part of the condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Fremont, Ohio, Neenah, Wisconsin; Gernsbach, Germany; Scaër, France, the United Kingdom and the Philippines. Our products are marketed throughout the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or directly to customers.
2.	ACCOUNTING POLICIES
     These unaudited condensed consolidated interim financial statements (“Financial Statements”) have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules and regulations of the Securities and Exchange Commission and include the accounts of Glatfelter and its wholly-owned subsidiaries. These Financial Statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Glatfelter’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
     Stock-based Compensation Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” utilizing the modified prospective method This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. The adoption of SFAS No. 123 (R) did not have a material effect on our consolidated results of operation or financial position.
3.	ACQUISITIONS
     On March 8, 2006, we entered into two separate definitive agreements to acquire, through Glatfelter-UK Limited (“GLT-UK”), a wholly-owned subsidiary, certain assets and liabilities of J R Crompton Limited (“Crompton”), a global supplier of wet laid nonwoven products based in Manchester, United Kingdom. On February 7, 2006, Crompton was placed into Administration, the U.K. equivalent of bankruptcy.
     Effective March 13, 2006, we completed our purchase of Crompton’s Lydney mill and related inventory, located in Gloucestershire, UK for £37.5 million (US $65 million) in cash in addition to $2.9 million of transaction costs. The Lydney facility employs about 240 people, produces a broad portfolio of wet laid nonwoven products, including tea and coffee filter papers, clean room wipes, lens tissue, dye filter paper, double-sided adhesive tape substrates and battery grid pasting tissue, and had 2005 revenues of approximately £43 million (US $75 million). The purchase price was financed with existing cash balances and borrowings under the Company’s existing credit facility.
     Results of operations relating to the Lydney acquisition are not material for the period ended March 31, 2006. The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Inventory	$9,131
Property and equipment	56,252
Intangibles and other assets	5,079

70,462

Less acquisition related liabilities	(2,191)

Total	$68,271

     Under terms of the second agreement, we agreed to purchase Crompton’s Simpson Clough mill and related inventory, located in Lancashire, United Kingdom, and other related assets for £12.5 million (US $21.7 million). The mill employs about 95 people and had 2005 revenues of approximately £16.2 million (US $28 million). The

GLATFELTER

assets to be purchased specifically exclude, among others, cash and investments, accounts receivable, computer software and other assets relating to the portion of the business being retained by Crompton. The liabilities being assumed by GLT-UK in the transaction specifically exclude, among others, liabilities in respect of any defined benefit pension plan or outstanding litigation.
     Pursuant to the terms of the agreement, the Company has guaranteed all of the obligations of GLT-UK thereunder. The closing of the transaction is subject to the receipt of all required regulatory approvals. Should regulatory approval be obtained, the Company expects the transaction to close in the second quarter of 2006.
     As more fully discussed in Note 13, during the first quarter of 2006 we entered into a definitive agreement to acquire, the Chillicothe, OH-based carbonless business operations from NewPage Corporation.
4.	NEENAH FACILITY SHUTDOWN
     In connection with our agreement to acquire the Chillicothe, OH-based carbonless paper operations of NewPage Corporation, we committed to a plan to permanently shutdown the Neenah, WI facility. The production of certain products currently manufactured at the Neenah facility will be transferred to Chillicothe. The results of operations in the first quarter of 2006 include the following pre-tax charges related to the Neenah shutdown:

		Expected in the
	Three Months Ended	Second and Third Quarters in 2006
In thousands	March 31, 2006	LOW	HIGH

Accelerated depreciation	$5,812	$16,900	$19,900
Inventory write-down	2,411	—	—
Severance and benefit continuation	1,761	3,660	4,400
Pension curtailments and other retirement benefit charges	6,304	—	—
Contract termination costs	11,109	100	300
Other	85	4,200	5,200

Total	$27,482	$24,860	$29,800

     The Neenah shutdown, which is expected to be substantially completed by the end of June 2006, will result in the elimination of approximately 200 positions. The facility to be abandoned had been supporting our Specialty Papers business unit. Approximately $8.2 million of the Neenah shutdown related charges are recorded as part of costs of products sold in the accompanying statements of income.
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in a termination fee of approximately $11.0 million.
     No payments were made through March 31, 2006 related to these charges. Additional Neenah shutdown related charges totaling $25 million to $30 million are expected to be recorded in the second and third quarter of 2006.
5.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three Months Ended
	March 31
In thousands, except per share	2006	2005

Net income (loss)	$(11,865)	$6,290
Weighted average common shares outstanding used in basic EPS	44,213	43,962
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	—	305

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,213	44,267

Earnings (loss) per share
Basic	$(0.27)	$0.14
Diluted	(0.27)	0.14

     Approximately 462,000 potential common shares have been excluded from the computation of diluted earnings per share due to their anti-dilutive nature in 2006.
6.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
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

GLATFELTER

     We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.

	Three Months Ended
	March 31
In thousands	2006	2005

Pension Benefits
Service cost	$1,029	$1,047
Interest cost	4,246	4,160
Expected return on plan assets	(9,920)	(9,741)
Amortization of prior service cost	483	113
Amortization of unrecognized loss	441	541

	(3,721)	(3,880)
Curtailment charge	3,031	—

Net periodic benefit income	$(690)	$(3,880)

Other Benefits
Service cost	$305	$289
Interest cost	654	649
Expected return on plan assets	—	—
Amortization of prior service cost	(208)	(184)
Amortization of unrecognized loss	319	313

	1,070	1,067
Special termination charge	3,273	—

Net periodic benefit income	$4,343	$1,067

     As discussed in Note 4, in the first quarter of 2006, we recorded charges in connection with the curtailment of pension benefits and termination of certain post retirement benefits related to the Neenah facility shutdown.
7.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	March 31
In thousands	2006	2005

Net income (loss)	$(11,865)	$6,290
Foreign currency translation adjustment	1,911	(3,239)

Comprehensive income (loss)	$(9,954)	$3,051

8.	INVENTORIES
     Inventories, net of reserves, were as follows:

	March 31,	December 31,
In thousands	2006	2005

Raw materials	$17,240	$16,392
In-process and finished	40,706	39,930
Supplies	29,242	24,926

Total	$87,188	$81,248

9.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	March 31,	December 31,
In thousands	2006	2005

Revolving credit facility, due June 2006	$70,749	$19,650
6 7/8% Notes, due July 2007	150,000	150,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	254,749	203,650
Less current portion	—	(19,650)

Long-term debt, excluding current portion	$254,749	$184,000

     The table above sets forth long-term debt as of March 31, 2006 prior to debt refinancing activities described in Note 13.
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
     At March 31, 2006 we had $5.3 million of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers’ compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.
10.	CROSS-CURRENCY SWAP
     In conjunction with our 2002 refinancing, we entered into a cross-currency swap transaction effective June 24, 2002. Under this transaction, we swapped $70.0 million for approximately €73.0 million and pay interest on the Euro portion of the swap at a floating Eurocurrency Rate, plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR, plus applicable margins. The contract matures on June 24, 2006. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company

GLATFELTER

obligations recorded at our subsidiary in Gernsbach, Germany.
     The cross-currency swap is recorded in the Condensed Consolidated Balance Sheets at fair value of $(18.3) and $(16.4) million at March 31, 2006 and December 31, 2005, respectively, under the caption “Other current liabilities”. Changes in fair value are recognized in current earnings as “Other income (expenses)” in the Condensed Consolidated Statements of Income. The mark-to-market adjustment was offset by a gain on the related remeasurement of the U.S. dollar-denominated inter-company obligations.
     The credit risks associated with our financial derivative are controlled through the evaluation and monitoring of creditworthiness of the counterparties. Although counterparties may expose us to losses in the event of nonperformance, we do not expect such losses, if any, to be significant.
11.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
     Ecusta Division Matters At March 31, 2006, we had reserves for various matters associated with our former Ecusta Division. Activity in these reserves during the periods indicated is summarized below.

	Ecusta
	Environmental	Workers'
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2005	$6,391	$2,144	$3,300	$11,835
Accruals	—	—	—	—
Payments	(342)	(7)	—	(349)
Other Adjustments	—	—	—	—

Balance, Mar. 31, 2005	$6,049	$2,137	$3,300	$11,486

	Ecusta
	Environmental	Workers'
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Accruals	—	—	—	—
Payments	(214)	(45)	—	(259)
Other Adjustments	16	—	—	16

Balance, Mar. 31, 2006	$7,907	$1,868	$3,300	$13,075

     With respect to the reserves set forth above as of March 31, 2006, $1.4 million is recorded under the caption “Other current liabilities” and $11.7 million is recorded under the caption “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
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
     In August 2002, the Buyers shut down the manufacturing operation of the pulp and paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, RFS Ecusta and RFS US filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. In accordance with the provisions of the Acquisition Agreement, we notified the Buyers of third party claims (“Third Party Claims”) made against us for which we are seeking indemnification from the Buyers. The Third Party Claims primarily relate to certain environmental matters, post-retirement benefits, workers’ compensation claims and vendor payables.
     Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the pulp and paper mill and related real property, were sold to several third parties unrelated to the Buyers (the “New Buyers”). We understand the New Buyers’ business plan was to continue certain mill-related operations and to convert portions of the mill site into a business park.
     Ecusta Environmental Matters Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain landfill closure liabilities associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, we established reserves approximating $7.6 million. In March 2004 and September 2005, the NCDENR issued us separate orders requiring the closure of two of the three landfills at issue. We have substantially completed the closure of these two landfills and will begin closing the third during 2006.
     In October 2004, one of the New Buyers entered into a Brownfields Agreement with the NCDENR relating to the Ecusta mill, pursuant to which the New Buyer was to be held responsible for certain specified environmental concerns.
     In September 2005, NCDENR sought our participation, pursuant to a proposed consent order, in the

GLATFELTER

evaluation and potential remediation of environmentally hazardous conditions at the former Ecusta mill site. In January 2006, NCDENR modified its proposed consent order to include us and the company (the “Prior Owner”) from whom our predecessor, Ecusta Corporation, purchased the Ecusta mill. NCDENR and the United States Environmental Protection Agency (“USEPA”) have indicated that if neither party enters into the proposed consent order EPA will likely list the mill site on the National Priorities List and pursue assessment and remediation of the site under the Comprehensive Environmental Responsibility, Compensation and Liability Act (more commonly known as “Superfund”). In addition to calling for the assessment, closure, and post-closure monitoring and maintenance of the third landfill for which we had previously been held responsible, the proposed consent order asserts concerns regarding:
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
     As a result of NCDENR’s September 2005 communication with us and our assessment of the range of likely outcomes of the NCDENR Matters and the New Buyers Matters, our results of operations for 2005 included a $2.7 million charge to increase our reserve for estimated costs associated with the Ecusta environmental matters. The addition to the reserve includes estimated operating costs associated with continuing certain water treatment facilities at the site which are necessary to treat leachate discharges from certain of the landfills, the closure for which we had previously reserved, estimated costs to perform an assessment of certain risks posed by the presence of mercury, further characterization of sediment in the ASB and treatment of other contamination.
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
     In addition, it is unclear how liability for any required assessment or remediation will be apportioned among the Prior Owner, Glatfelter, the Buyers and the New Buyers. Therefore, the 2005 charge does not include costs associated with further remediation activities that we may be required to perform the range of which we are currently unable to estimate, however, they could be significant.
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
     We are evaluating potential legal claims and defenses we may have with respect to any other parties including previous owners of the site and their obligations and/or cost recoveries. We are also evaluating options for ensuring that the New Buyers fulfill their obligations with respect to the New Buyers Matters. We are uncertain as to what additional Ecusta-related claims, including, among others, environmental matters, government oversight and/or government past costs, if any, may be asserted against us.

GLATFELTER

     Workers’ Compensation Prior to 2003, we established reserves related to potential workers’ compensation claims which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees that were injured during their employment at the Ecusta facility prior to our sales of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 11.
     We continue to believe the Buyers are responsible for the Environmental Matters and the Workers’ Compensation claims under provisions of the Acquisition Agreement, and believe we have a strong legal basis for indemnification. We are pursuing appropriate avenues to enforce the provisions of the Acquisition Agreement.
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
     Both of the above actions have been transferred to the U.S. Federal Court for the Western District of North Carolina, along with another action in which we, the bankruptcy trustee and the Buyers are pursuing claims against one another for determination of ultimate contractual liability for workers’ compensation benefits referenced above.
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

GLATFELTER

     The areas of the lower Fox River and in the Bay of Green Bay in which the contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3—5”), an area approximately 20 miles downstream of our Neenah facility.
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
     In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin approved a consent decree regarding OU1 (“the OU1 Consent Decree”). Under terms of the OU1 Consent Decree, Glatfelter and WTM I Company each agreed to pay approximately $27 million, of which $25.0 million from each was placed in escrow to fund response work associated with remedial actions specified in the ROD. The remaining amount that the parties agreed to pay under the Consent Decree includes payments for NRD, and NRD assessment and other past costs incurred by the governments. In addition, EPA agreed to take steps to place $10 million from another source into escrow for the OU1 cleanup, all of which has been received.
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
     As of March 31, 2006, our portion of the escrow account totaled approximately $12.6 million, of which $7.2 million is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $5.4 million is included under the caption “Other assets.” As of March 31, 2006, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $13.7 million.
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

GLATFELTER

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

GLATFELTER

Reserves for Fox River Environmental Liabilities
     We have reserves for environmental liabilities with contractual obligations and for those environmental matters for which it is probable that a claim will be made, that an obligation may exist, and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	March 31,	December 31,
In millions	2006	2005

Recorded as:
Environmental liabilities	$7.6	$7.6
Other long-term liabilities	6.1	9.2

Total	$13.7	$16.8

     The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges associated with the Fox River matter to our results of operations during the first quarters of 2005 or 2006.
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
     Range of Reasonably Possible Outcomes Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 can be satisfactorily completed for the amounts provided under the OU1 Consent Decree. Our assessment is dependent, in part, on government approval of the use of alternative remedies in OU1, on the successful negotiation of acceptable contracts to complete remediation activities, and an effective implementation of the chosen technologies by the remediation contractor. However, if we are unsuccessful in managing our costs to implement the ROD or if alternative remedies are not accepted by government authorities, additional charges may be necessary.
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

GLATFELTER

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

GLATFELTER

12. SEGMENT AND GEOGRAPHIC INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For The Three Months Ended March 31,
In thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total

	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$102,349	$92,730	$58,253	$51,145	$4	$21	$160,606	$143,896
Energy sales, net	2,457	2,544	—	—	—	—	2,457	2,544

Total revenue	104,806	95,274	58,253	51,145	4	21	163,063	146,440
Cost of products sold	89,034	80,151	49,029	41,210	1	22	138,064	121,383

Gross profit (loss)	15,772	15,123	9,224	9,935	3	(1)	24,999	25,057
SG&A	9,282	10,362	6,081	6,145	1,566	1,226	16,929	17,733
Pension income	—	—	—	—	(3,721)	(3,880)	(3,721)	(3,880)
Restructuring recorded as component of COS	—	—	—	—	8,223	—	8,223	—
Restructuring charges	—	—	—	—	19,298	—	19,298	—
Gains (losses) on dispositions of plant, equipment and timberlands	—	—	—	—	10	(60)	10	(60)

Total operating income (loss)	6,490	4,761	3,143	3,790	(25,373)	2,713	(15,740)	11,264
Nonoperating income (expense)	—	—	—	—	(2,377)	(2,501)	(2,377)	(2,501)

Income (loss) before income taxes	$6,490	$4,761	$3,143	$3,790	$(27,750)	$212	$(18,117)	$8,763

Supplementary Data
Net tons sold	119,087	110,738	14,884	11,679	—	5	133,971	122,422
Depreciation expense	$8,410	$8,869	$3,939	$3,997	—	—	$12,349	$12,866

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

GLATFELTER

13. SUBSEQUENT EVENTS
     Chillicothe Acquisition On April 3, 2006, we completed our acquisition of Chillicothe, the carbonless business operations of NewPage Corporation, for $81.8 million in cash, subject to certain post-closing working capital adjustments. The Chillicothe assets consist of a 440,000 ton-per-year paper making facility in Chillicothe, Ohio and coating operations based in Fremont, Ohio. Chillicothe had revenue of $441.5 million in 2005 and a total of approximately 1,700 employees as of December 31, 2005.
     New Credit Facility On April 3, 2006, we, along with certain of our subsidiaries as borrowers and certain of our subsidiaries as guarantors, entered into a credit agreement with certain financial institutions. Pursuant to the credit agreement for our new credit facility, we may borrow, repay and reborrow revolving credit loans in an aggregate principal amount not to exceed $200.0 million outstanding at any time. All borrowings under our credit facility are unsecured. The revolving credit commitment expires on April 2, 2011.
     In addition, on April 3, 2006, pursuant to the credit agreement, we received a term loan in the principal amount of $100.0 million. Quarterly repayments of principal outstanding under the term loan begin on March 31, 2007 with the final principal payment due on April 2, 2011.
     Borrowings under the credit agreement bear interest, at our option, at either (a) the bank’s base rate described in the credit agreement as the greater of the prime rate or the federal funds rate plus 50 basis points, or (b) the EURO rate based generally on the London Interbank Offer Rate, plus an applicable margin that varies from 67.5 basis points to 137.5 basis points according to our corporate credit rating determined by S&P and Moody’s.
     We have the right to prepay the term loan and revolving credit borrowings in whole or in part without premium or penalty, subject to timing conditions related to the interest rate option chosen. If certain prepayment events occur, such as a sale of assets or the incurrence of additional indebtedness in excess of $10.0 million in the aggregate, we must repay a specified portion of the term loan within five days of the prepayment event.
     The credit agreement contains a number of customary events of default for financings of this type including, without limitation, (i) failure to pay principal, interest or fees when due, (ii) material breach of representations or warranties, (iii) covenant default, (iv) cross-default to other debt in excess of an agreed amount, (v) a change of control, (vi) insolvency or bankruptcy and (vii) monetary judgment default in excess of an agreed amount. If an event of default under the credit agreement occurs and is continuing, then PNC Bank may declare outstanding obligations under the credit agreement immediately due and payable.
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and acceleration of the outstanding borrowings plus accrued and unpaid interest under our new credit facility.
     This new credit facility replaced our prior credit facility which would have matured in June 2006. A portion of the proceeds from the new credit facility were used to finance the Chillicothe acquisition.
     Private Placement On April 28, 2006, we completed a private placement offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. Our net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. We expect to use the net proceeds to redeem $150.0 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest. We expect to use the remaining net proceeds for working capital and general corporate purposes.
     Interest on these Senior Notes will accrue at the rate of 7 1/8% per annum and will be payable semiannually in arrears on May 1 and November 1, commencing on November 1, 2006.
     Prior to May 1, 2011, we may redeem all, but not less than all, of the notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, plus a “make-whole” premium. On or after May 1, 2011, we may redeem some or all of the notes at specified redemption prices. In addition, prior to May 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes using the net proceeds from certain equity offerings.
        .

GLATFELTER

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2005 Annual Report on Form 10-K.
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

GLATFELTER

     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.
     Overview The comparison of our financial results for the first quarter of 2006 versus the first quarter of 2005 reflects the following significant items:
1)	Demand for products in our North America-based Specialty Papers business unit improved and selling prices strengthened;

2)	The results of our Long Fiber & Overlay Papers business unit, based in Europe, declined in the comparison primarily due to increased competition and the related adverse affect on selling prices;

3)	Input costs, primarily energy related, increased in the comparison putting pressures on our margins;

4)	Selling, general & administrative expenses declined $0.7 million in the quarter over quarter comparison despite $1.5 million of acquisitions integration costs incurred in the first quarter of 2006;

5)	We completed our $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006. This mill’s revenue in 2005 was approximately $75 million;

6)	In connection with its agreement to acquire the Chillicothe, OH-based carbonless paper operations of NewPage Corporation, the Company announced it would permanently shutdown its Neenah, WI facility. The production of products currently manufactured at the Neenah facility will be transferred to Chillicothe. The results of operations in the first quarter of 2006 include related pre-tax charges of $27.5 million. Additional Neenah shutdown related charges totaling $25 million to $30 million are expected to be recorded in the second and third quarters of 2006.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 versus the
Three Months Ended March 31, 2005
     The following table sets forth summarized results of operations:

	Three Months Ended
	March 31
In thousands, except per share	2006	2005

Net sales	$160,606	$143,896
Gross profit	20,265	28,594
Operating income (loss)	(15,740)	11,264
Net income (loss)	(11,865)	6,290
Earnings per diluted share	(0.27)	0.14

     The consolidated results of operations for the three months ended March 31, 2006 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2006
Restructuring charges	$17,864	$0.40
Acquisition integration related costs	953	0.02
     The above items decreased earnings by $18.8 million, or $0.42 per diluted share in the first quarter of 2006. There were no comparable transactions in the first quarter of 2005.

GLATFELTER

Business Units
     The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:
        .

Business Unit Performance	For The Three Months Ended March 31,
In thousands	Specialty Papers		Long Fiber & Overlay		Other and Unallocated		Total

	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$102,349	$92,730	$58,253	$51,145	$4	$21	$160,606	$143,896
Energy sales, net	2,457	2,544	—	—	—	—	2,457	2,544

Total revenue	104,806	95,274	58,253	51,145	4	21	163,063	146,440
Cost of products sold	89,034	80,151	49,029	41,210	1	22	138,064	121,383

Gross profit (loss)	15,772	15,123	9,224	9,935	3	(1)	24,999	25,057
SG&A	9,282	10,362	6,081	6,145	1,566	1,226	16,929	17,733
Pension income	—	—	—	—	(3,721)	(3,880)	(3,721)	(3,880)
Restructuring recorded as component of COS	—	—	—	—	8,223	—	8,223	—
Restructuring charges	—	—	—	—	19,298	—	19,298	—
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	10	(60)	10	(60)

Total operating income (loss)	6,490	4,761	3,143	3,790	(25,373)	2,713	(15,740)	11,264
Nonoperating income (expense)	—	—	—	—	(2,377)	(2,501)	(2,377)	(2,501)

Income before income taxes	$6,490	$4,761	$3,143	$3,790	$(27,750)	$212	$(18,117)	$8,763

Supplementary Data
Net tons sold	119,087	110,738	14,884	11,679	—	5	133,971	122,422
Depreciation expense	$8,410	$8,869	$3,939	$3,997	—	—	$12,349	$12,866

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
     Sales and Costs of Products Sold

	Three Months Ended
	March 31
In thousands	2006	2005	Change

Net sales	$160,606	$143,896	$16,710
Energy sales — net	2,457	2,544	(87)

Total revenues	163,063	146,440	16,623
Costs of products sold	142,798	117,846	24,952

Gross profit	$20,265	$28,594	(8,329)

Gross profit as a percent of Net sales	12.6%	19.9%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2006	2005

Business Unit
Specialty Papers	63.7%	64.4%
Long-Fiber & Overlay Papers	36.3	35.6

Total	100.0%	100.0%

     Net sales totaled $160.6 million for the first quarter of 2006, an increase of $16.7 million, or 11.6%, compared to the same quarter a year ago. This growth was primarily driven by an 7.5% increase in volume and $3.7 million from higher average selling prices in the Specialty Papers business unit compared with the same quarter a year ago. Long Fiber & Overlay Papers’ volumes shipped increased 27.4% and selling prices declined $2.5 million in the quarter-to-quarter comparison. The Lydney mill acquisition, which was completed on March 13, 2006, contributed $3.5

GLATFELTER

million of net sales during the quarter and the translation of foreign currencies unfavorably impacted 2006 first quarter net sales by $1.5 million compared to the same quarter a year ago.
     Costs of products sold totaled $142.8 million for the first quarter of 2006, an increase of $25.0 million compared with the same quarter a year ago. As discussed above, the 2006 first quarter costs of products sold includes an $8.2 million pre-tax charge for inventory write-downs and accelerated depreciation on property and equipment to be abandoned in connection with the Neenah shutdown. In addition to the effect of these charges, costs of products sold increased by $14.2 million due to the effect of increased shipping volumes, together with higher raw material and energy prices aggregating approximately $3.6 million. The translation of foreign currencies reduced costs by $1.5 million.
     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each of the first quarters of 2006 and 2005:

	Three Months Ended
	March 31
In thousands	2006	2005	Change

Recorded as:
Costs of products sold	$3,489	$3,537	($48)
SG&A expense	232	343	(111)

Total	$3,721	$3,880	($159)

     Selling, General and Administrative (“SG&A”) expenses totaled $16.7 million in the first quarter of 2006 compared to $17.4 million in the year-earlier quarter. The first quarter of 2006 amounts include approximately $1.5 million of acquisition integration related expenses. The impact of these additional costs was offset by lower legal and professional fees as a result of the resolution of certain legal matters including insurance recoveries.
     Restructuring Charges — Neenah Facility Shutdown As discussed above, in the first quarter of 2006 we committed to a plan to permanently shutdown our Neenah facility. The following table summarizes restructuring charges incurred in connection with these initiatives:

Three Months Ended
In thousands	March 31, 2006

Restructuring initiative:
Recorded as:
Costs of products sold	$8,223
Restructuring charge	19,259

Total	$27,482

Three Months Ended
In thousands	March 31, 2006

Accelerated depreciation	$5,812
Inventory write-down	2,411
Severance and benefit continuation	1,761
Pension and other retirement benefits curtailments	6,304
Contract termination costs	11,109
Other	85

Total	$27,482

These initiatives are expected to be substantially completed by the end of June 2006. The facility to be abandoned had been supporting our Specialty Papers business unit. Additional Neenah shutdown related charges totaling $25 million to $30 million are expected to be recorded in the second and third quarters of 2006.
The first quarter results of operations also include $0.04 million of charges related to the European Restructuring and Optimization (EURO) Program.
     Income Taxes Our results of operations for the first quarter of 2006 reflects an effective tax rate of 34.5% compared to 28.2% in the first quarter a year ago. The lower effective tax rate in the first quarter of 2005 was primarily due to the resolution of certain state tax matters.
     Foreign Currency We own and operate paper and pulp mills in Germany, France and the United Kingdom as well as the Philippines. The local currency in Germany and France is the Euro, the British Pound Sterling in the UK while in the Philippines the currency is the Peso. During the first three months of 2006, these operations generated approximately 31% of our sales and 31% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

     The table below summarizes the effect from foreign currency translation on 2006 reported results compared to 2005:

Three Months
In thousands	Ended March 31

Favorable
(unfavorable)
Net sales	($1,514)
Costs of products sold	1,527
SG&A expenses	146
Income taxes and other	78

Net income	$237

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

	Three Months Ended
	March 31
In thousands	2006	2005

Cash and cash equivalents at beginning of period	$57,442	$39,951
Cash provided by (used for)
Operating activities	(4,712)	(9,115)
Investing activities	(73,511)	(4,610)
Financing activities	49,333	(1,892)
Effect of exchange rate changes on cash	266	(488)

Net cash provided (used)	(28,264)	(16,105)

Cash and cash equivalents at end of period	$28,818	$23,846

     The increase in cash generated from operations in the comparison was primarily due to a reduction in cash used for working capital in the first quarter of 2006 compared with the year-earlier quarter.
     The changes in investing cash flows reflects the use of approximately $68.3 million to acquire JR Crompton’s Lydney mill in March of 2006. The acquisition was financed with additional borrowings under our revolving credit facility, as reflected by the increase in cash provided by financing activities.
     The following table sets forth our outstanding long-term indebtedness:

	March 31,	December 31,
In thousands	2006	2005

Revolving credit facility, due June 2006	$70,749	$19,650
6 7/8% Notes, due July 2007	150,000	150,000
Note payable — SunTrust, due March 2008	34,000	34,000
Other notes, various	—	—

Total long-term debt	254,749	203,650
Less current portion	—	(19,650)

Long-term debt, excluding current portion	$254,749	$184,000

     As more fully discussed in Item 1 — Financial Statements, Note 13, on April 3, 2006 we refinanced the revolving credit facility set forth in the table above. The significant terms of the new credit facility are also set forth therein. In addition, as more fully described in Note 13, on April 28, 2006, we completed a private placement offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. We expect to use the net proceeds to redeem $150.0 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest. We expect to use the remaining net proceeds of for working capital and general corporate purposes.
     During the first quarters of 2006 and 2005, cash dividends paid on common stock totaled $4.0 million in each quarter. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
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

GLATFELTER

marketplace may be adversely affected by capital and operating expenditures required for environmental compliance.
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements — Note 11, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Off-Balance-Sheet Arrangements As of March 31, 2006 and December 31, 2005, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook We expect orders for our product offerings in the North America-based Specialty Papers business unit to be at or near capacity. In addition, pricing has strengthened and is expected to remain at or above these levels. We expect these conditions to prevail through most of 2006.
     In our Long Fiber & Overlay Papers business unit we expect order patterns to continue to improve

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2006
						Carrying
Dollars in thousands	2006	2007	2008	2009	2010	Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates	$184,000	$115,250	$8,500	—	—	$184,000	$185,801
At variable interest rates	70,749	—	—	—	—	70,749	70,749
Weighted-average interest rate
On fixed interest rate debt	6.31%	5.97%	3.82%	—	—
On variable interest rate debt	5.53	—	—	—	—

Cross-currency swap
Pay variable — EURIBOR	€34,993	—	—	—	—	$(18,283)	$(18,283)
Variable rate payable	3.49%	—	—	—	—
Receive variable — US$ LIBOR	$33,562	—	—	—	—
Variable rate receivable	5.60%	—	—	—	—

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2006, we had long-term debt outstanding of $254.7 million, of which $70.7 million or 27.8% was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years and the amount of a cross-currency swap agreement. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At March 31, 2006, the interest rate paid was 5.53%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.7 million.
     At March 31, 2006, we had a cross-currency swap agreement outstanding with a termination date of June 24, 2006. Under this transaction, we swapped $70.0 million for approximately €73 million, pay interest on the Euro portion of the swap at a floating Eurocurrency Rate
(EURIBOR), plus applicable margins and receive interest on the dollar portion of the swap at a floating U.S. dollar LIBOR rate, plus applicable margins. The cross-currency swap is designed to provide protection from the impact that changes in currency rates have on certain U.S. dollar-denominated inter-company obligations recorded at our S&H subsidiary in Gernsbach, Germany.
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
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During three months ended March 31, 2006, approximately 69% of our net sales were shipped from the United States, 24% from Germany, and 7% from other international locations.

GLATFELTER

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls On March 13, 2006, we completed our acquisition of the Lydney mill from J R
Crompton Limited. We performed due diligence procedures associated with the acquisition of this facility and are in the process of evaluating how the separate financial reporting processes applicable to this newly acquired entity will be incorporated into our internal control structure. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2006, that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II
ITEM 6. EXHIBITS
     (a) Exhibits
     The following exhibits are filed herewith.

10	Agreement for Sale of Assets (Lydney), dated March 8, 2006, by and among J R Crompton Limited, Nicholas James Dargan and William Kenneth Dawson, as administrators and Glatfelter-UK Limited and P.H. Glatfelter Company, filed herewith.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
May 10, 2006
	By	/s/ John P. Jacunski
John P. Jacunski
Vice President and Corporate Controller
(as chief accounting officer)
GLATFELTER

EXHIBIT INDEX

Exhibit Number	Description

10	Agreement for Sale of Assets (Lydney), dated March 8, 2006, by and among J R Crompton Limited, Nicholas James Dargan and William Kenneth Dawson, as administrators and Glatfelter-UK Limited and P.H. Glatfelter Company, filed herewith.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.
31.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.
32.2	Certification of John C. van Roden, Jr., Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.
GLATFELTER