Form 10-Q
period 2006-06-30
GLATFELTER P H CO
filed 2006-08-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ___to ___
For the quarterly period ended June 30, 2006
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
As of July 31, 2006, P. H. Glatfelter Company had 44,736,167 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
JUNE 30, 2006

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share	2006	2005	2006	2005

Net sales	$279,720	$145,283	$440,326	$289,179
Energy sales — net	2,847	2,715	5,304	5,259

Total revenues	282,567	147,998	445,630	294,438
Costs of products sold	276,834	128,165	419,632	246,011

Gross profit	5,733	19,833	25,998	48,427

Selling, general and administrative expenses	25,040	16,974	41,737	34,364
Shutdown and restructuring charges	6,657	—	25,955	—
Gains on dispositions of plant, equipment and timberlands, net	(1,095)	(21)	(1,085)	(81)
Gains from insurance recoveries	(205)	(2,200)	(205)	(2,200)

Operating income (loss)	(24,664)	5,080	(40,404)	16,344
Non-operating income (expense)
Interest expense	(7,170)	(3,290)	(10,563)	(6,550)
Interest income	1,126	559	1,792	1,057
Other — net	(1,896)	(25)	(1,546)	236

Total other income (expense)	(7,940)	(2,756)	(10,317)	(5,257)

Income (loss) before income taxes	(32,604)	2,324	(50,721)	11,087
Income tax provision (benefit)	(11,882)	615	(18,134)	3,088

Net income (loss)	$(20,722)	$1,709	$(32,587)	$7,999

Earnings (loss) per share
Basic and diluted	$(0.46)	$0.04	$(0.73)	$0.18

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding
Basic	44,571	43,983	44,392	43,972
Diluted	44,571	44,294	44,392	44,267
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2006	2005

Assets
Current assets
Cash and cash equivalents	$23,801	$57,442
Accounts receivable — net	131,206	62,524
Inventories	189,214	81,248
Prepaid expenses and other current assets	35,668	22,343

Total current assets	379,889	223,557

Plant, equipment and timberlands — net	525,780	478,828

Other assets	375,663	342,592

Total assets	$1,281,332	$1,044,977

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$7,500	$19,650
Short-term debt	3,142	3,423
Accounts payable	79,849	31,132
Dividends payable	4,025	3,972
Environmental liabilities	4,720	7,575
Other current liabilities	103,225	74,126

Total current liabilities	202,461	139,878

Long-term debt	378,833	184,000

Deferred income taxes	203,545	206,269

Other long-term liabilities	92,182	82,518

Total liabilities	877,021	612,665

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	41,620	43,450
Retained earnings	507,203	547,810
Deferred compensation	—	(2,295)
Accumulated other comprehensive loss	(2,049)	(5,343)

	547,318	584,166
Less cost of common stock in treasury	(143,007)	(151,854)

Total shareholders’ equity	404,311	432,312

Total liabilities and shareholders’ equity	$1,281,332	$1,044,977

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
In thousands	2006	2005

Operating activities
Net income (loss)	$(32,587)	$7,999
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	22,465	25,656
Pension income	(7,965)	(8,246)
Shutdown and restructuring charges	50,823	—
Deferred income tax provision	(8,817)	2,504
Gains on dispositions of plant, equipment and timberlands, net	(1,095)	(81)
Expense related to 401(k) plans and other	426	319
Change in operating assets and liabilities accounts receivable	(21,901)	(6,879)
Inventories	(7,454)	(6,746)
Other assets and prepaid expenses	(14,181)	(2,251)
Accounts payable and other liabilities	11,248	(7,364)

Net cash (used) provided by operating activities	(31,534)	4,911

Investing activities
Purchases of plant, equipment and timberlands	(25,250)	(14,005)
Proceeds from disposals of plant, equipment and timberlands	1,092	130
Acquisition of Lydney mill and Chillicothe	(151,605)	—

Net cash used by investing activities	(175,763)	(13,875)

Financing activities
Net borrowings under revolving credit facility	30,901	1,338
Net proceeds from term loan facility	98,269	—
Net proceeds from 7 1/8% note offering	196,440	—
Repayment of 6 7/8% notes	(152,675)	—
Payment of dividends	(7,967)	(7,914)
Proceeds from stock options exercised	7,314	116

Net cash provided (used) by financing activities	172,282	(6,460)
Effect of exchange rate changes on cash	1,374	(1,878)

Net decrease in cash and cash equivalents	(33,641)	(17,302)
Cash and cash equivalents at the beginning of period	57,442	39,951

Cash and cash equivalents at the end of period	$23,801	$22,649

Supplemental cash flow information
Cash paid for
Interest expense	$11,648	$6,327
Income taxes	17,057	12,198

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Fremont, Ohio, Germany, France, the United Kingdom and the Philippines. Our products are marketed throughout the United States and in many foreign countries, either through wholesale paper merchants, brokers and agents or directly to customers.
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
     Stock-based Compensation Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” utilizing the modified prospective method. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. The adoption of SFAS No. 123 (R) did not have a material effect on our consolidated results of operations or financial position.
3.	RECENT PRONOUNCEMENTS
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
4.	ACQUISITIONS
     Lydney On March 8, 2006, we entered into two separate definitive agreements to acquire, through Glatfelter-UK Limited (“GLT-UK”), a wholly-owned subsidiary, certain assets and liabilities of J R Crompton Limited (“Crompton”), a global supplier of wet laid non-woven products based in Manchester, United Kingdom. On February 7, 2006, Crompton was placed into Administration, the U.K. equivalent of bankruptcy.
     Effective March 13, 2006, we completed our purchase of Crompton’s Lydney mill and related inventory, located in Gloucestershire, UK for £37.5 million (US $65.0 million) in cash in addition to $2.9 million of transaction costs. The Lydney facility employs about 240 people, produces a broad portfolio of wet laid non-woven products, including tea and coffee filter papers, clean room wipes, lens tissue, dye filter paper, double-sided adhesive tape substrates and battery grid pasting tissue, and had 2005 revenues of approximately £43 million (US $75 million). The purchase price was financed with existing cash balances and borrowings under the Company’s existing credit facility.
     Our completed acquisition of the Lydney mill remains under review by the European Commission, a process with which we are fully cooperating. We believe that the Lydney transaction complies with European competition law, but we are unable at this time to predict the timing or the likely outcome of any Commission decision.

GLATFELTER

     Pursuant to the terms of the agreement, the Company has guaranteed all of the obligations of GLT-UK thereunder.
     The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Inventory	$9,131
Property and equipment	56,252
Intangibles and other assets	3,537

68,920
Less acquisition related liabilities	(1,020)

Total	$67,900

     Under terms of the second agreement, we agreed to purchase Crompton’s Simpson Clough mill. This agreement was terminated by the Administrators in accordance with contractual provisions due to additional time that may have been required should an in depth regulatory review have been necessary.
     Chillicothe On April 3, 2006, we completed our acquisition of Chillicothe, the carbonless business operations of NewPage Corporation, for $81.8 million in cash, subject to certain post-closing working capital adjustments, in addition to approximately $5.5 million of transaction and other related costs. The Chillicothe assets consist of a 440,000 ton-per-year paper making facility in Chillicothe, Ohio and coating operations based in Fremont, Ohio. Chillicothe had revenue of $441.5 million in 2005 and a total of approximately 1,700 employees as of December 31, 2005.
     The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed. This allocation may change as a result of any post-closing working capital adjustments and any resulting final valuations of assets and liabilities acquired:

In thousands

Assets acquired:
Accounts Receivable	$44,456
Inventory	93,082
Other current assets	982
Other non-current assets	12,626

151,146
Less acquisition related liabilities, including accounts payable and accrued expenses	(63,803)

Total	$87,343

     Pro-Forma Financial Information The information necessary to provide certain pro forma financial data for the Chillicothe acquisition relative to net income and earnings per share is not readily available due to the nature of the accounting and reporting structure of the acquired operation prior to the acquisition date. Pro forma consolidated net sales for the six months ended June 30, 2006 and 2005 was approximately $546.2 million and $492.6 million, respectively, assuming this acquisition occurred at the beginning of the respective period. For the full year 2005, on a pro forma basis, net sales were $1.0 billion, net income was $40.9 million and diluted EPS was $0.92.
     This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.
5.	NEENAH FACILITY SHUTDOWN
     In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently shutdown the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe. The results of operations in the first six months of 2006 include the following pre-tax charges related to the Neenah shutdown:

	Six Months	Expected in the
	Ended	Third & Fourth
	June 30,	Quarters of 2006
In thousands	2006	LOW	HIGH

Accelerated depreciation	$22,457
Inventory write-down	2,411
Severance and benefit continuation	6,592
Pension curtailments and other retirement benefit charges	7,675
Contract termination costs	11,386
Other	222	$2,500	$4,000

Total	$50,743	$2,500	$4,000

     The Neenah shutdown resulted in the elimination of approximately 200 positions and had been supporting our Specialty Papers business unit. Approximately $24.9 million of the Neenah shutdown related charges are recorded as part of costs of products sold in the accompanying statements of income. The amounts accrued for severance and benefit continuation and for contract termination costs are recorded as other current liabilities in the accompanying consolidated balance sheets.
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in a termination fee of approximately $11.4 million.
     Through June 30, 2006, approximately $0.03 million has been paid related to these charges. With the exception of severance and contract termination costs, the balance of the charge represents charges that will not require cash to settle.

GLATFELTER

6.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three Months Ended
	June 30
In thousands, except per share	2006	2005

Net (loss) income	$(20,722)	$1,709

Weighted average common shares outstanding used in basic EPS	44,571	43,983
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	—	311

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,571	44,294

Earnings (loss) per share
Basic and diluted	$(0.46)	$0.04

	Six Months Ended
	June 30
In thousands, except per share	2006	2005

Net (loss) income	$(32,587)	$7,999

Weighted average common shares outstanding used in basic EPS	44,392	43,972
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	—	295

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,392	44,267

Earnings (loss) per share
Basic and diluted	$(0.73)	$0.18

     Approximately 679,440 and 650,205 potential common shares have been excluded from the computation of diluted earnings per share for the three month and six month periods, respectively, due to their anti-dilutive nature in 2006.
7.	RETIREMENT PLANS AND OTHER POST- RETIREMENT BENEFITS
     We have both funded and, with respect to our international operations, unfunded noncontributory defined benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. The Company uses a December 31 measurement date for all of its defined benefit plans. In connection with the assumption of certain pension plan benefits related to the Chillicothe acquisition, the related pension plan data was remeasured as of a June 30, 2006.
With the exception of a change in the discount rate from 5.75% to 6.25%, all other assumptions remained unchanged.
     We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.
     The following tables set forth information with respect to our defined benefit plans.

	Three Months Ended
	June 30
In thousands	2006	2005

Pension Benefits
Service cost	$1,650	$817
Interest cost	5,402	4,149
Expected return on plan assets	(11,846)	(9,966)
Amortization of prior service cost	433	922
Recognized actuarial (gain) loss	117	(288)

	(4,244)	(4,366)
Curtailment charge	1,372	—

Net periodic benefit income	$(2,872)	$(4,366)

Other Benefits
Service cost	$449	$279
Interest cost	780	699
Amortization of prior service cost	(167)	(186)
Recognized actuarial (gain) loss	329	351

Net periodic benefit cost	$1,391	$1,143

	Six Months Ended
	June 30
In thousands	2006	2005

Pension Benefits
Service cost	$2,679	$1,864
Interest cost	9,648	8,309
Expected return on plan assets	(21,766)	(19,707)
Amortization of prior service cost	916	1,035
Recognized actuarial (gain) loss	558	253

	(7,965)	(8,246)
Curtailment charge	4,403	—

Net periodic benefit income	$(3,562)	$(8,246)

Other Benefits
Service cost	$754	$568
Interest cost	1,434	1,347
Amortization of prior service cost	(375)	(370)
Amortization of unrecognized loss	648	664

	2,461	2,209
Special termination charge	3,273	—

Net periodic benefit cost	$5,734	$2,209

     As discussed in Note 5, we recorded special termination charges in connection with the curtailment of pension benefits, voluntary early retirement pension

GLATFELTER

benefits, and termination of certain post retirement benefits related to the Neenah facility shutdown.
8.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	June 30
In thousands	2006	2005

Net income (loss)	$(20,722)	$1,709
Foreign currency translation adjustment	1,383	(5,602)

Comprehensive loss	$(19,339)	$(3,893)

	Six Months Ended
	June 30
In thousands	2006	2005

Net income (loss)	$(32,587)	$7,999
Foreign currency translation adjustment	3,294	(8,841)

Comprehensive loss	$(29,293)	$(842)

9.	INVENTORIES
     Inventories, net of reserves, were as follows:

	June 30,	December 31,
In thousands	2006	2005

Raw materials	$32,650	$16,392
In-process and finished	108,968	39,930
Supplies	47,596	24,926

Total	$189,214	$81,248

10.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	June 30,	December 31,
In thousands	2006	2005

New revolving credit facility, due April 2011	$52,893	$—
Term loan, due April 2011	99,440	—
Revolving credit facility, due June 2006	—	19,650
7 1/8% Notes, due May 2016	200,000	—
6 7/8% Notes, due July 2007	—	150,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	386,333	203,650
Less current portion	(7,500)	(19,650)

Long-term debt, excluding current portion	$378,833	$184,000

     On April 3, 2006, we, along with certain of our subsidiaries as borrowers and certain of our subsidiaries as guarantors, entered into a credit agreement with certain financial institutions. Pursuant to the credit agreement we may borrow, repay and reborrow revolving credit loans in an aggregate principal amount not to exceed $200.0 million outstanding at any time. All borrowings under our credit facility are unsecured. The revolving credit commitment expires on April 2, 2011.
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
     On April 28, 2006, we completed a private placement

GLATFELTER

offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. Our net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. We primarily used the net proceeds to redeem $150.0 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest.
     Interest on these Senior Notes accrues at the rate of 7 1/8% per annum and is payable semiannually in arrears on May 1 and November 1, commencing on November 1, 2006.
     Prior to May 1, 2011, we may redeem all, but not less than all, of the notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, plus a ''make-whole’’ premium. On or after May 1, 2011, we may redeem some or all of the notes at specified redemption prices. In addition, prior to May 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes using the net proceeds from certain equity offerings.
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
     The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2006	$—
2007	15,000
2008	54,000
2009	25,000
2010	25,000
Thereafter	267,333

     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.
     At June 30, 2006 we had $5.3 million of letters of credit issued to us by a financial institution. The letters of credit are primarily for the benefit of certain state workers’ compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.
11.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Ecusta Division Matters At June 30, 2006, we had reserves for various matters associated with our former Ecusta Division. Activity in these reserves during the periods indicated is summarized below.

	Ecusta
	Environmental	Workers'
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2005	$6,391	$2,144	$3,300	$11,835
Accruals	—	—	—	—
Payments	(591)	(14)	—	(605)
Other Adjustments	—	—	—	—

Balance, June 30, 2005	$5,800	$2,130	$3,300	$11,230

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Accruals	—	—	—	—
Payments	(478)	(152)	—	(630)
Other Adjustments	16	—	—	16

Balance, June 30, 2006	$7,643	$1,761	$3,300	$12,704

     With respect to the reserves set forth above as of June 30, 2006, $1.3 million is recorded under the caption “Other current liabilities” and $11.4 million is recorded under the caption “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
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
     Ecusta Environmental Matters Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain landfill closure liabilities associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, we established reserves approximating $7.6 million. In March 2004 and September 2005, the NCDENR issued us separate orders requiring the closure of two of the three landfills at issue. We have substantially completed the closure of these two landfills and expect to begin closing the third during 2006.
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
     In addition, it is possible the New Buyers may not have sufficient cash flow to continue meeting certain obligations to NCDENR and us. Specifically, the New Buyers are obligated (i) to treat leachate and stormwater runoff from the landfills, which we are currently required to manage, and (ii) to pump and treat contaminated groundwater in the vicinity of a former caustic building at the site. If the New Buyers should default on these obligations, it is possible that NCDENR will require us to make appropriate arrangements for the treatment and disposal of the landfill waste streams and to be responsible for the remediation of certain contamination on and around the site (collectively, the “New Buyers Matters”).
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

GLATFELTER

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
     Workers’ Compensation Prior to 2003, we established reserves related to potential workers’ compensation claims which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees that were injured during their employment at the Ecusta facility prior to our sale of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 11.
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

GLATFELTER

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
     The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River site. The response work is being managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed in escrow. Beginning in mid 2004, Glatfelter and WTM I have performed activities to remediate OU1, including, among others, construction of de-watering and water-treatment facilities, dredging of portions of OU1, dewatering of the dredged materials, and hauling of the dewatered sediment to an authorized disposal facility. Since the start of these activities, to date approximately 131,000 cubic yards of contaminated sediment has been dredged.
     The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided

GLATFELTER

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
     As of June 30, 2006, our portion of the escrow account totaled approximately $10.8 million, of which $4.7 million is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $6.1 million is included under the caption “Other assets.” As of June 30, 2006, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $11.9 million.
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

GLATFELTER

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

	June 30,	December 31,
In millions	2006	2005

Recorded as:
Environmental liabilities	$4.7	$7.6
Other long-term liabilities	7.2	9.2

Total	$11.9	$16.8

     The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges associated with the Fox River matter to our results of operations during the first six months of 2005 or 2006.
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

GLATFELTER

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

GLATFELTER

12. SEGMENT AND GEOGRAPHIC INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For The Three Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$203,461	$94,497	$76,263	$50,779	$(4)	$7	$279,720	$145,283
Energy sales, net	2,847	2,715	—	—	—	—	2,847	2,715

Total revenue	206,308	97,212	76,263	50,779	(4)	7	282,567	147,998
Cost of products sold	197,459	89,202	66,693	42,831	12,682	(3,868)	276,834	128,165

Gross profit (loss)	8,849	8,010	9,570	7,948	(12,686)	3,875	5,733	19,833
SG&A	14,705	9,707	6,504	6,125	3,831	1,142	25,040	16,974
Shutdown and restructuring charges	—	—	—	—	6,657	—	6,657	—
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,095)	(21)	(1,095)	(21)
Gain on insurance recoveries	—	—	—	—	(205)	(2,200)	(205)	(2,200)

Total operating income (loss)	(5,856)	(1,697)	3,066	1,823	(21,874)	4,954	(24,664)	5,080
Nonoperating income (expense)	—	—	—	—	(7,940)	(2,756)	(7,940)	(2,756)

Income (loss) before income taxes	$(5,856)	$(1,697)	$3,066	$1,823	$(29,814)	$2,198	$(32,604)	$2,324

Supplementary Data
Net tons sold	188,854	111,205	17,667	12,048	10	2	206,531	123,255
Depreciation expense	$7,679	$9,000	$4,493	$3,790	—	—	$12,172	$12,790

Business Unit Performance	For The Six Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$305,810	$187,227	$134,516	$101,924	$—	$28	$440,326	$289,179
Energy sales, net	5,304	5,259	—	—	—	—	5,304	5,259

Total revenue	311,114	192,486	134,516	101,924	—	28	445,630	294,438
Cost of products sold	286,493	169,353	115,722	84,041	17,417	(7,383)	419,632	246,011

Gross profit (loss)	24,621	23,133	18,794	17,883	(17,417)	7,411	25,998	48,427
SG&A	23,987	20,069	12,585	12,270	5,165	2,025	41,737	34,364
Shutdown and restructuring charges	—	—	—	—	25,955	—	25,955	—
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,085)	(81)	(1,085)	(81)
Gain on insurance recoveries	—	—	—	—	(205)	(2,200)	(205)	(2,200)

Total operating income (loss)	634	3,064	6,209	5,613	(47,247)	7,667	(40,404)	16,344
Nonoperating income (expense)	—	—	—	—	(10,317)	(5,257)	(10,317)	(5,257)

Income (loss) before income taxes	$634	$3,064	$6,209	$5,613	$(57,564)	$2,410	$(50,721)	$11,087

Supplementary Data
Net tons sold	307,940	221,943	32,552	23,727	10	7	340,502	245,677
Depreciation expense	$16,354	$17,869	$8,291	$7,787	—	—	$24,645	$25,656

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

GLATFELTER

13. GUARANTOR FINANCIAL STATEMENTS

     Our 7 1/8% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick,Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC and Glenn-Wolfe, Inc.
     The following presents our condensed consolidating statements of income for the three and six months ended June 30, 2006 and
2005 and our condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the
three months ended June 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$203,462	$8,567	$84,526	$(16,835)	$279,720
Energy sales — net	2,847	—	—	—	2,847

Total revenues	206,309	8,567	84,526	(16,835)	282,567
Costs of products sold	210,588	7,822	75,143	(16,719)	276,834

Gross profit	(4,279)	745	9,383	(116)	5,733
Selling, general and administrative expenses	17,488	987	6,566	(1)	25,040
Shutdown and restructuring charges	6,616	506	(465)	—	6,657
Gains on dispositions of plant, equipment and timberlands, net	34	(1,129)	—	—	(1,095)
Gains from insurance recoveries	(205)	—	—	—	(205)

Operating income	(28,212)	381	3,282	(115)	(24,664)
Non-operating income (expense) Interest expense	(6,155)	(463)	(553)	1	(7,170)
Other income (expense) — net	(3,036)	13,459	(720)	(10,473)	(770)

Total other income (expense)	(9,191)	12,996	(1,273)	(10,472)	(7,940)

Income (loss) before income taxes	(37,403)	13,377	2,009	(10,587)	(32,604)
Income tax provision (benefit)	(16,681)	4,755	425	(381)	(11,882)

Net income (loss)	$(20,722)	$8,622	$1,584	$(10,206)	$(20,722)

Condensed Consolidating Statement of Income for the
three months ended June 30, 2005

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$94,489	$8,626	$55,460	$(13,292)	$145,283
Energy sales — net	2,715	—	—	—	2,715

Total revenues	97,204	8,626	55,460	(13,292)	147,998
Costs of products sold	85,369	8,300	47,601	(13,105)	128,165

Gross profit	11,835	326	7,859	(187)	19,833
Selling, general and administrative expenses	10,286	520	6,167	1	16,974
Shutdown and restructuring charges	—	—	—	—	—
Gains on dispositions of plant, equipment and timberlands, net	8	(68)	39	—	(21)
Gains from insurance recoveries	(2,200)	—	—	—	(2,200)

Operating income	3,741	(126)	1,653	(188)	5,080
Non-operating income (expense) Interest expense	(2,703)	—	(587)	—	(3,290)
Other income (expense) — net	(2,028)	9,940	(355)	(7,023)	534

Total other income (expense)	(4,731)	9,940	(942)	(7,023)	(2,756)

Income (loss) before income taxes	(990)	9,814	711	(7,211)	2,324
Income tax provision (benefit)	(2,699)	3,373	228	(287)	615

Net income (loss)	$1,709	$6,441	$483	$(6,924)	$1,709

GLATFELTER

Condensed Consolidating Statement of Income for the six
months ended June 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$305,809	$18,207	$148,325	$(32,015)	$440,326
Energy sales — net	5,304	—	—	—	5,304

Total revenues	311,113	18,207	148,325	(32,015)	445,630
Costs of products sold	305,406	16,199	129,806	(31,779)	419,632

Gross profit	5,707	2,008	18,519	(236)	25,998
Selling, general and administrative expenses	27,248	1,426	13,063	—	41,737
Shutdown and restructuring charges	25,875	462	(382)	—	25,955
Gains on dispositions of plant, equipment and timberlands, net	80	(1,202)	37	—	(1,085)
Gains from insurance recoveries	(205)	—	—	—	(205)

Operating income	(47,291)	1,322	5,801	(236)	(40,404)
Non-operating income (expense) Interest expense	(8,956)	(463)	(1,144)	—	(10,563)
Other income (expense) — net	(4,081)	25,391	(1,456)	(19,608)	246

Total other income (expense)	(13,037)	24,928	(2,600)	(19,608)	(10,317)

Income (loss) before income taxes	(60,328)	26,250	3,201	(19,844)	(50,721)
Income tax provision (benefit)	(27,741)	9,338	1,033	(764)	(18,134)

Net income (loss)	$(32,587)	$16,912	$2,168	$(19,080)	$(32,587)

Condensed Consolidating Statement of Income for the six
months ended June 30, 2005

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$187,211	$17,726	$110,408	$(26,166)	$289,179
Energy sales — net	5,259	—	—	—	5,259

Total revenues	192,470	17,726	110,408	(26,166)	294,438
Costs of products sold	162,687	16,653	92,972	(26,301)	246,011

Gross profit	29,783	1,073	17,436	135	48,427
Selling, general and administrative expenses	20,992	1,014	12,358	—	34,364
Shutdown and restructuring charges	—	—	—	—	—
Gains on dispositions of plant, equipment and timberlands, net	18	(129)	30	—	(81)
Gains from insurance recoveries	(2,200)	—	—	—	(2,200)

Operating income	10,973	188	5,048	135	16,344
Non-operating income (expense) Interest expense	(5,395)	—	(1,155)	—	(6,550)
Other income (expense) — net	(2,223)	19,639	(619)	(15,504)	1,293

Total other income (expense)	(7,618)	19,639	(1,774)	(15,504)	(5,257)

Income (loss) before income taxes	3,355	19,827	3,274	(15,369)	11,087
Income tax provision (benefit)	(4,644)	6,927	1,184	(379)	3,088

Net income (loss)	$7,999	$12,900	$2,090	$(14,990)	$7,999

GLATFELTER

Condensed Consolidating Balance Sheet as of June 30, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$(3)	$225	$23,579	$—	$23,801
Other current assets	235,286	9,337	103,176	8,289	356,088
Plant, equipment and timberlands — net	306,070	13,428	206,282	—	525,780
Other assets	1,246,280	896,929	(56,591)	(1,710,955)	375,663

Total assets	$1,787,633	$919,919	$276,446	$(1,702,666)	$1,281,332

Liabilities and Shareholders’ Equity
Current liabilities	$164,111	$4,080	$34,270	$—	$202,461
Long-term debt	300,075	—	78,758	—	378,833
Deferred income taxes	176,729	13,972	22,774	(9,930)	203,545
Other long-term liabilities	742,407	60,073	98,120	(808,418)	92,182

Total liabilities	1,383,322	78,125	233,922	(818,348)	877,021
Shareholders’ equity	404,311	841,794	42,524	(884,318)	404,311

Total liabilities and shareholders’ equity	$1,787,633	$919,919	$276,446	$(1,702,666)	$1,281,332

Condensed Consolidating Balance Sheet as of December 31, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$14,404	$30,149	$12,857	$32	$57,442
Other current assets	90,964	462	76,118	(1,429)	166,115
Plant, equipment and timberlands — net	322,208	13,537	143,083	—	478,828
Other assets	1,065,934	739,840	23,009	(1,486,191)	342,592

Total assets	$1,493,510	$783,988	$255,067	$(1,487,588)	$1,044,977

Liabilities and Shareholders’ Equity
Current liabilities	$75,465	$999	$63,400	$14	$139,878
Long-term debt	150,000	—	34,000	—	184,000
Deferred income taxes	174,854	10,585	24,003	(3,173)	206,269
Other long-term liabilities	660,879	30,071	91,951	(700,383)	82,518

Total liabilities	1,061,198	41,655	213,354	(703,542)	612,665
Shareholders’ equity	432,312	742,333	41,713	(784,046)	432,312

Total liabilities and shareholders’ equity	$1,493,510	$783,988	$255,067	$(1,487,588)	$1,044,977

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$(57,331)	$36,524	$(10,695)	$(32)	$(31,534)
Investing Activities
Purchase of plant, equipment and timberlands	(22,233)	(480)	(2,537)		(25,250)
Proceeds from disposal plant, equipment and timberlands	14	1,075	3	—	1,092
Proceeds from sale of subsidiary, net of cash dividend	(84,562)	(67,043)	—	—	(151,605)

Total Investing Activities	(106,781)	(66,448)	(2,534)	—	(175,763)
Financing Activities
Net (repayments of) proceeds from indebtedness	150,358	—	22,577	—	172,935
Payment of Dividends	(7,967)	—	—	—	(7,967)
Proceeds from Stock Options exercised	7,314	—	—	—	7,314

Total Financing Activities	149,705	—	22,577	—	172,282
Effect of Exchange Rate on Cash	—	—	1,374	—	1,374

Net Increase (decrease) in cash	(14,407)	(29,924)	10,722	(32)	(33,641)
Cash at the beginning of period	14,404	30,149	12,857	32	57,442

Cash at the end of period	$(3)	$225	$23,579	$—	$23,801

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$480	$371	$4,319	$(259)	$4,911
Investing Activities
Purchase of plant, equipment and timberlands	(8,180)	(638)	(5,187)	—	(14,005)
Proceeds from disposal plant, equipment and timberlands	130	—	—	—	130
Proceeds from sale of subsidiary, net of cash dividend	—	—	—	—	—

Total Investing Activities	(8,050)	(638)	(5,187)	—	(13,875)
Financing Activities
Net (repayments of) proceeds from indebtedness	—	—	1,338	—	1,338
Payment of Dividends	(7,914)	—	—	—	(7,914)
Proceeds from Stock Options exercised	116	—	—	—	116

Total Financing Activities	(7,798)	—	1,338	—	(6,460)
Effect of Exchange Rate on Cash	—	—	(1,878)	—	(1,878)

Net decrease in cash	(15,368)	(267)	(1,408)	(259)	(17,302)
Cash at the beginning of period	20,399	412	18,881	259	39,951

Cash at the end of period	$5,031	$145	$17,473	$—	$22,649

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
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Specialty Papers and Composite Fibers (formerly Long Fiber & Overlay Papers);

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

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

vi.	the gain or loss of significant customers and/or on-going viability of such customers;

vii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

viii.	geopolitical events, including war and terrorism;

ix.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

x.	adverse results in litigation;

xi.	disruptions in production and/or increased costs due to labor disputes including the successful negotiation of a new contract for our Chillicothe Union that expires in August;

xii.	the resolution of the European Commission’s review of our Lydney mill acquisition;

xiii.	our ability to successfully implement the EURO Program;

xiv.	our ability to successfully execute our timberland strategy to realize the value of our timberlands;

xv.	our ability to execute the planned shutdown of the Neenah facility in an orderly manner; and

xvi.	our ability to finance, consummate and integrate acquisitions.
     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, envelope & converting, carbonless papers and forms, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.
     Overview The analysis of our financial results for the first six months of 2006 versus the first six months of 2005 reflects the following significant items:
1)	We completed our $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006. This mill’s revenue in 2005 was approximately $75 million;

2)	On April 3, 2006, we completed our acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation with 2005 revenue of $441.5 million, for $81.8 million in cash, subject to post-closing working capital adjustments;

3)	On June 30, 2006, we ceased production at our Neenah, WI facility and recorded shutdown related charges totaling $50.7 million;

GLATFELTER

4)	We refinanced our bank credit facility with a $100 million term loan and a $200 million revolving credit facility in addition to the issuance of $200 million 7 1/8% bonds to replace our $150 million 6 7/8% notes due July 2007.

5)	During the second quarter we completed the regularly scheduled annual maintenance outages at our Chillicothe and Spring Grove facilities;

6)	Demand for products in our North America-based Specialty Papers business unit remained strong as our domestic mills operated at or near capacity and selling prices strengthened;

7)	The results of our Composite Fibers business unit, based in Europe, improved due to strengthening order patterns, although selling prices declined moderately;
RESULTS OF OPERATIONS
Six Months Ended June 30, 2006 versus the
Six Months Ended June 30, 2005
     The following table sets forth summarized results of operations:

	Six Months Ended
	June 30
In thousands, except per share	2006	2005

Net sales	$440,326	$289,179
Gross profit	25,998	48,427
Operating income (loss)	(40,404)	16,344
Net income (loss)	(32,587)	7,999
Earnings per share	(0.73)	0.18

     The consolidated results of operations for the six months ended June 30, 2006 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2006	Gain (loss)
Shutdown and restructuring charges	$(32,506)	$(0.73)
Acquisition integration related costs	(3,263)	(0.07)
Redemption premium	(1,820)	(0.04)
Timberland sales	590	0.01
Insurance recoveries	130	0.00

2005
Insurance recoveries	$1,430	$0.03
     The above items decreased earnings by $36.9 million, or $0.83 per diluted share in the first six months of 2006.

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For The Six Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$305,810	$187,227	$134,516	$101,924	$0	$28	$440,326	$289,179
Energy sales, net	5,304	5,259	—	—	—	—	5,304	5,259

Total revenue	311,114	192,486	134,516	101,924	0	28	445,630	294,438
Cost of products sold	286,493	169,353	115,722	84,041	17,417	(7,383)	419,632	246,011

Gross profit (loss)	24,621	23,133	18,794	17,883	(17,417)	7,411	25,998	48,427
SG&A	23,987	20,069	12,585	12,270	5,165	2,025	41,737	34,364
Shutdown and restructuring charges	—	—	—	—	25,955	—	25,955	—
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,085)	(81)	(1,085)	(81)
Gain on insurance recoveries	—	—	—	—	(205)	(2,200)	(205)	(2,200)

Total operating income (loss)	634	3,064	6,209	5,613	(47,247)	7,667	(40,404)	16,344
Nonoperating income (expense)	—	—	—	—	(10,317)	(5,257)	(10,317)	(5,257)

Income (loss) before income taxes	$634	$3,064	$6,209	$5,613	$(57,564)	$2,410	$(50,721)	$11,087

Supplementary Data
Net tons sold	307,940	221,943	32,552	23,727	10	7	340,502	245,677
Depreciation expense	$16,354	$17,869	$8,291	$7,787	—	—	$24,645	$25,656

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
     Management evaluates results of operations before non-cash pension income, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors .
     Sales and Costs of Products Sold

	Six Months Ended
	June 30
In thousands	2006	2005	Change

Net sales	$440,326	$289,179	$151,147
Energy sales — net	5,304	5,259	45

Total revenues	445,630	294,438	151,192
Costs of products sold	419,632	246,011	173,621

Gross profit	$25,998	$48,427	$(22,429)

Gross profit as a percent of Net sales	5.9%	16.7%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2006	2005

Business Unit
Specialty Papers	69.5%	64.7%
Composite Fibers	30.5	35.3

Total	100.0%	100.0%

     Net sales totaled $440.3 million for the first six months of 2006, an increase of $151.1 million, or 52.3%, compared to the same period a year ago. Net sales from the Chillicothe and Lydney mill acquisitions totaled $127.6 million. These acquisitions are reported in the Specialty Papers and Composite Fibers’ business units, respectively. Organic growth was driven by a 3.8% increase in volume and $8.8 million from higher average selling prices in the Specialty Papers business unit. Excluding results of the Lydney mill, Composite Fibers’ volumes shipped increased 20.7%. The translation of foreign currencies unfavorably impacted this business unit’s net sales by $4.0 million and average selling prices declined $3.9 million compared to the same period a year ago.
     In connection with the Chillicothe acquisition, the Company permanently shutdown its Neenah, WI facility. Products previously manufactured at the Neenah facility have been transferred to Chillicothe. The results of operations for the first six months of 2006 include related pre-tax charges of $50.7 million, of which $24.8 million is reflected in the consolidated income statement as components of cost of products sold and $25.9 million is reflected as “Shutdown and restructuring charges.”
     Costs of products sold totaled $419.6 million for the six months of 2006, an increase of $173.6 million compared with the same quarter a year ago. As discussed above, the 2006 costs of products sold includes a $24.8 million charge for inventory write-downs and accelerated depreciation on property and equipment to be abandoned in connection with the Neenah shutdown. Excluding these charges, the increase in costs of products sold was primarily due to the inclusion of the Chillicothe and Lydney acquisitions, a $22.5 million effect of increased shipping volumes, as well as higher raw material and energy prices that increased costs of products sold by approximately $8.1 million. The translation of foreign currencies reduced costs of products sold by $3.6 million. During the second quarters of 2006 and 2005, the Company completed its annually scheduled maintenance shutdown of its Spring Grove, PA facility, and, in the 2006 second quarter, the annual maintenance shutdown of the Chillicothe facility was completed. These shutdowns result in increased maintenance spending and reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold. The combined maintenance shutdowns had an estimated impact on gross profit of approximately $17.4 million in the second quarter of 2006 and $5.9 million in the comparable quarter a year ago.

GLATFELTER

     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each of the first six months of 2006 and 2005:

	Six Months Ended
	June 30
In thousands	2006	2005	Change

Recorded as:
Costs of products sold	$7,453	$7,413	$40
SG&A expense	512	833	(321)

Total	$7,965	$8,246	$(281)

     Selling, general and administrative (“SG&A”) expenses totaled $41.7 million in for the first six months of 2006 compared to $34.4 million a year ago. SG&A expenses increased due to approximately $5.1 million of acquisition integration costs and $4.9 million from the inclusion of the Chillicothe and Lydney acquisitions in the current period’s results of operations. Lower professional and legal fees favorably impacted the period to period comparison.
     Insurance Recoveries During the first six months of 2006 and 2005, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $0.2 million in the first six months of 2006 and $2.2 million in the first six months of 2005. All recoveries were received in cash prior to the end of the applicable period.
     Shutdown and Restructuring Charges — Neenah Facility Shutdown As discussed above, in the first six months of 2006 we committed to a plan to permanently shutdown our Neenah facility. The following table summarizes restructuring charges incurred in connection with these initiatives:

Six Months
Ended
June 30,
In thousands	2006

Restructuring initiative:
Recorded as:
Costs of products sold	$24,868
Shutdown and restructuring charge	25,875

Total	$50,743

     The components of the charge are as follows:

Six Months
Ended
June 30,
In thousands	2006

Accelerated depreciation	$22,457
Inventory write-down	2,411
Severance and benefit continuation	6,592
Pension and other retirement benefits curtailments	7,675
Contract termination costs	11,386
Other	222

Total	$50,743

     The Neenah facility supported our Specialty Papers business unit. Shutdown of this facility resulted in the elimination of approximately 200 positions. As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in a termination fee of approximately $11.4 million. Through June 30, 2006, approximately $0.03 million has been paid related to these charges.
     The first six months results of operations also include $0.08 million of charges related to the European Restructuring and Optimization (EURO) Program.
     We expect to record in the third and fourth quarters additional shutdown related charges totaling approximately $2.5 million and $4.0 million.
     Non-operating Income (Expense) During April 2006, we completed the placement of a $200 million bond offering, the proceeds of which were used to redeem the then outstanding $150 million notes scheduled to mature in July 2007. In connection with the early redemption, a charge of $2.9 million, related to a redemption premium and the write-off of unamortized debt issuance costs, was recorded in Consolidated Statement of Income as Non-operating expense under the caption “Other and Unallocated”.
     Income Taxes Our results of operations for the first six months of 2006 reflects an effective tax rate of 35.8% compared to 27.9% in the same period a year ago. The increase in the effective tax rate is primarily due to a higher effective state tax rate due to the Chillicothe acquisition and the absence of tax credits associated with the expiration of the research and development tax credit law at the end of 2005. In addition, the lower rate in 2005 reflects the resolution of certain state tax matters.

GLATFELTER

     Foreign Currency We own and operate paper and pulp mills in Germany, France and the United Kingdom as well as the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During the first six months of 2006, these operations generated approximately 28% of our sales and 27% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the effect from foreign currency translation on 2006 reported results compared to 2005:

Six Months
In thousands	Ended June 30

Favorable
(unfavorable)
Net sales	($3,981)
Costs of products sold	3,602
SG&A expenses	404
Income taxes and other	49

Net income	$74

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
Three Months Ended June 30, 2006 versus the
Three Months Ended June 30, 2005
     The following table sets forth summarized results of operations:

	Three Months Ended
	June 30
In thousands, except per share	2006	2005

Net sales	$279,720	$145,283
Gross profit	5,733	19,833
Operating income	(24,664)	5,080
Net income (loss)	(20,722)	1,709
Earnings (loss) per share	(0.46)	0.04

     The consolidated results of operations for the three months ended June 30, 2006 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2006	Gain (loss)
Shutdown and restructuring charges	$(14,901)	$(0.33)
Acquisition integration related costs	(2,319)	(0.05)
Redemption premium	(1,820)	(0.04)
Timberland sales	590	0.01
Insurance recoveries	130	0.00

2005
Insurance recoveries	$1,430	$ 0.03

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the Three Months Ended June 30,
In thousands, except net tons sold	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$203,461	$94,497	$76,263	$50,779	$(4)	$7	$279,720	$145,283
Energy sales, net	2,847	2,715	—	—	—	—	2,847	2,715

Total revenue	206,308	97,212	76,263	50,779	(4)	7	282,567	147,998
Cost of products sold	197,459	89,202	66,693	42,831	12,682	(3,868)	276,834	128,165

Gross profit (loss)	8,849	8,010	9,570	7,948	(12,686)	3,875	5,733	19,833
SG&A	14,705	9,707	6,504	6,125	3,831	1,142	25,040	16,974
Shutdown and restructuring charges	—	—	—	—	6,657	—	6,657	—
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(1,095)	(21)	(1,095)	(21)
Gain on insurance recoveries	—	—	—	—	(205)	(2,200)	(205)	(2,200)

Total operating income (loss)	(5,856)	(1,697)	3,066	1,823	(21,874)	4,954	(24,664)	5,080
Non-operating income (expense)	—	—	—	—	(7,940)	(2,756)	(7,940)	(2,756)

Income (loss) before income taxes	$(5,856)	$(1,697)	$3,066	$1,823	$(29,814)	$2,198	$(32,604)	$2,324

Supplementary Data
Net tons sold	188,854	111,205	17,667	12,048	10	2	206,531	123,255
Depreciation expense	$7,679	$9,000	$4,493	$3,790	—	—	$12,172	$12,790

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended June 30, 2006 and 2005.
Sales and Costs of Products Sold

	Three Months Ended
	June 30
In thousands	2006	2005	Change

Net sales	$279,720	$145,283	$134,437
Energy sales — net	2,847	2,715	132

Total revenues	282,567	147,998	134,569
Costs of products sold	276,834	128,165	148,669

Gross profit	$5,733	$19,833	$(14,100)

Gross profit as a percent of Net sales	2.0%	13.7%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2006	2005

Business Unit
Specialty Papers	72.7%	65.0%
Composite Fibers	27.3	35.0

Total	100.0%	100.0%

     Net sales totaled $279.7 million for the second quarter of 2006, an increase of $134.4 million, or 92.5%, compared to the same quarter a year ago. Net sales from the Chillicothe and Lydney mill acquisitions totaled $124.1 million. These acquisitions are reported in the Specialty Papers and Composite Fibers’ business units, respectively. Organic growth, was driven by a 3.0% increase in volume and $5.6 million from higher average selling prices in the Specialty Papers business unit. Excluding results of the Lydney mill, Composite Fibers’ volumes shipped increased 20%. The translation of foreign currencies unfavorably impacted this business unit’s net sales by $2.5 million and average selling prices declined $1.3 million compared to the same quarter a year ago.
     Costs of products sold totaled $276.8 million for the second quarter of 2006, an increase of $148.7 million compared with the same quarter a year ago. As discussed above, the 2006 second quarter costs of products sold includes a $16.6 million pre-tax charge for inventory write-downs and accelerated depreciation on property and equipment to be abandoned in connection with the Neenah shutdown. Excluding these charges, the increase in costs of products sold was primarily due to the inclusion of the Chillicothe and Lydney acquisitions, an $8.3 million effect of increased shipping volumes, as well as higher raw material and energy prices that increased costs of products sold by approximately $4.4 million. The translation of foreign currencies reduced costs of products sold by $2.1 million. During the second quarters of 2006 and 2005, we completed our annually scheduled maintenance shutdown of the Spring Grove, PA facility, and, in the 2006 second quarter, the annual maintenance shutdown of the Chillicothe facility was completed. These shutdowns result in increased maintenance spending and reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold. The combined maintenance shutdowns had an estimated impact on gross profit of approximately $17.4 million in the second quarter of 2006 and $5.9 million in the comparable quarter a year ago.
     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	June 30
In thousands	2006	2005	Change

Recorded as:
Costs of products sold	$3,964	$3,877	$87
SG&A expense	280	489	(209)

Total	$4,244	$4,366	$(122)

     Selling, general and administrative (“SG&A”) expenses totaled $25.0 million in the second quarter of 2006 compared with $17.0 million in the year-earlier second quarter. The amounts reported for the second quarter of 2006 include approximately $3.7 million of acquisition integration related expenses. Excluding these non-recurring costs, the balance of the increase in SG&A expenses, is primarily due to the inclusion of the Chillicothe and Lydney acquisitions in the current quarter’s results of operations.
     Shutdown and restructuring charges — Neenah Facility Shutdown As discussed above, in the first six months of 2006 we committed to a plan to permanently shutdown our Neenah facility. The following table summarizes restructuring charges incurred in connection with these initiatives:

Three
Months
Ended
June 30,
In thousands	2006

Restructuring initiative:
Recorded as:
Costs of products sold	$16,645
Shutdown and restructuring charges	6,616

Total	$23,261

GLATFELTER

     The components of the charge are as follows:

Three
Months
Ended
June 30,
In thousands	2006

Accelerated depreciation	$16,645
Inventory write-down	-
Severance and benefit continuation	4,831
Pension and other retirement benefits curtailments	1,372
Contract termination costs	277
Other	136

Total	$23,261

     Income Taxes Our results of operations for the second quarter of 2006 reflects an effective tax rate of 36.4% compared to 26.5% in the same period a year ago. The increase in the effective tax rate is primarily due to a higher effective state tax rate due to the Chillicothe acquisition and the absence of tax credits associated with the expiration of the research and development tax credit law at the end of 2005.
     Foreign Currency We own and operate paper and pulp mills in Germany, France and the United Kingdom as well as the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During the second quarter of 2006, these operations generated approximately 25% of our sales and 24% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on reported results for the second quarter of 2006 compared to the same quarter of 2005:

Three Months
Ended
In thousands	June 30, 2006

Favorable
(unfavorable)
Net sales	$(2,467)
Costs of products sold	2,075
SG&A expenses	258
Income taxes and other	(29)

Net income	$(163)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets. Nor does it reflect the impact of making certain A/R, A/P and other transactions to market at the end of the period.
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts. The following table summarizes cash flow information for each of the periods presented.

	Six Months Ended
	June 30
In thousands	2006	2005

Cash and cash equivalents at beginning of period	$57,442	$39,951
Cash provided by (used for)
Operating activities	(31,534)	4,911
Investing activities	(175,763)	(13,875)
Financing activities	172,282	(6,460)
Effect of exchange rate changes on cash	1,374	(1,878)

Net cash provided (used)	(33,641)	(17,302)

Cash and cash equivalents at end of period	$23,801	$22,649

     During the first six months of 2006 operations used $31.5 million of cash compared to $4.9 million of cash provided by operating activities in the prior year period. The change in the comparison was primarily due to $21.7 million used to settle a cross currency rate swap that matured in June 2006 and $17.1 million of income tax payments made during the first six months of 2006.
     The changes in investing cash flows reflects the use of approximately $151.6 million to fund the Chillicothe and Lydney mill acquisitions. The acquisitions were financed with additional borrowings under our revolving credit facility and new term loan.
     The following table sets forth our outstanding long-term indebtedness:

	June 30,	December 31,
In thousands	2006	2005

New revolving credit facility, due April 2011	$52,893	$—
Term loan, due April 2011	99,440	—
Revolving credit facility, due June 2006	—	19,650
7 1/8% Notes, due May 2016	200,000	—
6 1/8% Notes, due July 2007	—	150,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	386,333	203,650
Less current portion	(7,500)	(19,650)

Long-term debt, excluding current portion	$378,833	$184,000

GLATFELTER

     As more fully discussed in Item 1 — Financial Statements, Note 10, on April 3, 2006 we refinanced the revolving credit facility set forth in the table above. The significant terms of the new credit facility are also set forth therein. In addition, on April 28, 2006, we completed a private placement offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. We used the net proceeds to redeem $150.0 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest. We expect to use the remaining net proceeds for working capital and general corporate purposes.
     During the first six months of 2006 and 2005, cash dividends paid on common stock totaled $7.9 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
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
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, proceeds generated from the execution of our Timberland Strategy existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements — Note 11, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Off-Balance-Sheet Arrangements As of June 30, 2006 and December 31, 2005, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook We expect orders for our product offerings in the North America-based Specialty Papers business unit to be at or near capacity. In addition, pricing has strengthened and is expected to remain at or above these levels. We expect these conditions to prevail through most of 2006.
     In our Composite Fibers business unit we expect order patterns to continue to improve and pricing conditions are expected to remain stable.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2006
Dollars in thousands	2006	2007	2008	2009	2010	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates	$234,000	$234,000	$208,500	$200,000	$200,000	$234,000	$222,931
At variable interest rates	152,333	146,709	129,834	107,959	82,959	152,333	152,333
Weighted-average interest rate
On fixed interest rate debt	6.64%	6.64%	6.99%	7.13%	7.13%
On variable interest rate debt	5.49	5.47	5.47	5.25	4.99

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2006, we had long-term debt outstanding of $386.3 million, of which $152.3 million or 39.4% was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At June 30, 2006, the interest rate paid was 5.49%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.5 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the six months ended June 30, 2006, approximately 72.0% of our net sales were shipped from the United States, 19.5% from Germany, and 8.5% from other international locations.

GLATFELTER

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls On March 13, 2006, we completed the acquisition of the Lydney mill from J R Crompton Limited and on April 3, 2006, we completed the acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation. We performed due diligence procedures associated with these acquisitions and are in the process of evaluating how the separate financial reporting processes applicable to these newly acquired entities will be incorporated into our internal control structure. There were no other changes in our internal control over financial reporting during the six months ended June 30, 2006, that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of holders of Glatfelter common stock was held on April 26, 2006. At this meeting, shareholders voted on the following matters (with the indicated tabulated results).
i.	The election of two members of the Board of Directors to serve for full three-year terms expiring in 2009.

Director	For	Withheld

George H. Glatfelter II	38,223,792	241,283
Ronald J. Naples	38,111,900	353,175
Richard J. Smoot	37,556,332	908,743
ITEM 6. EXHIBITS
     (a) Exhibits
     The following exhibits are filed herewith.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
August 9, 2006
	By:	/s/ David C. Elder
David C. Elder
Corporate Controller

GLATFELTER

EXHIBIT INDEX

Exhibit Number	Description

31.1
Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.
32.2
Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.

GLATFELTER