Form 10-Q/A
period 2006-06-30
GLATFELTER P H CO
filed 2006-08-23
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
Amendment No.1

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

Explanatory Note
This Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the period ended June 30, 2006 is being filed for the purposes of correcting a typographical error as well as an error affecting certain amounts and classifications set forth in the “Operating activities” category of the condensed consolidated statements of cash flows. The amount reported as total cash used by operating activities for the six months ended June 30, 2006 remains unchanged.
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
August 23, 2006
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