Form 10-Q/A
period 2006-06-30
GLATFELTER P H CO
filed 2006-08-23
CIK 41719

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
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
In thousands	2006	2005

Operating activities
Net income (loss)	$(32,587)	$7,999
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	24,645	25,656
Pension income	(7,965)	(8,246)
Shutdown and restructuring charges	50,823	—
Deferred income tax provision	(8,817)	2,504
Gains on dispositions of plant, equipment and timberlands, net	(1,095)	(81)
Expense related to 401(k) plans and other	426	319
Change in operating assets and liabilities
Accounts receivable	(21,901)	(6,879)
Inventories	(5,274)	(6,746)
Other assets and prepaid expenses	(14,181)	(2,251)
Accounts payable and other liabilities	(15,608)	(7,364)

Net cash (used) provided by operating activities	(31,534)	4,911

Investing activities
Purchases of plant, equipment and timberlands	(25,250)	(14,005)
Proceeds from disposals of plant, equipment and timberlands	1,092	130
Acquisition of Lydney mill and Chillicothe	(151,605)	—

Net cash used by investing activities	(175,763)	(13,875)

Financing activities
Net borrowings under revolving credit facility	30,901	1,338
Net proceeds from term loan facility	98,269	—
Net proceeds from 7 1/8% note offering	196,440	—
Repayment of 6 7/8% notes	(152,675)	—
Payment of dividends	(7,967)	(7,914)
Proceeds from stock options exercised	7,314	116

Net cash provided (used) by financing activities	172,282	(6,460)
Effect of exchange rate changes on cash	1,374	(1,878)

Net decrease in cash and cash equivalents	(33,641)	(17,302)
Cash and cash equivalents at the beginning of period	57,442	39,951

Cash and cash equivalents at the end of period	$23,801	$22,649

Supplemental cash flow information
Cash paid for
Interest expense	$11,648	$6,327
Income taxes	17,057	12,198

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