Form 10-Q
period 2006-09-30
GLATFELTER P H CO
filed 2006-11-07
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ___to ___
For the quarterly period ended September 30, 2006
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
As of October 31, 2006, P. H. Glatfelter Company had 44,782,582 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2006

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except per share	2006	2005	2006	2005

Net sales	$277,489	$146,780	$717,815	$435,959
Energy sales — net	2,706	2,414	8,010	7,673

Total revenues	280,195	149,194	725,825	443,632
Costs of products sold	242,292	123,578	661,924	369,589

Gross profit	37,903	25,616	63,901	74,043

Selling, general and administrative expenses	24,590	18,061	66,327	52,425
Shutdown and restructuring charges	2,222	—	28,177	—
Gains on dispositions of plant, equipment and timberlands, net	(923)	(1,327)	(2,008)	(1,408)
Gains from insurance recoveries	—	—	(205)	(2,200)

Operating income (loss)	12,014	8,882	(28,390)	25,226
Non-operating income (expense)
Interest expense	(7,012)	(3,331)	(17,575)	(9,881)
Interest income	558	475	2,350	1,532
Other — net	704	293	(840)	529

Total other income (expense)	(5,750)	(2,563)	(16,065)	(7,820)

Income (loss) before income taxes	6,264	6,319	(44,455)	17,406
Income tax provision (benefit)	896	2,656	(17,238)	5,744

Net income (loss)	$5,368	$3,663	$(27,217)	$11,662

Earnings (loss) per share
Basic	$0.12	$0.08	$(0.61)	$0.27
Diluted	0.12	0.08	(0.61)	0.26

Cash dividends declared per common share	0.09	0.09	0.27	0.27

Weighted average shares outstanding
Basic	44,749	44,012	44,512	43,986
Diluted	45,247	44,357	44,512	44,298
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
In thousands	2006	2005

Assets
Current assets
Cash and cash equivalents	$13,881	$57,442
Accounts receivable — net	135,476	62,524
Inventories	184,475	81,248
Prepaid expenses and other current assets	32,083	22,343

Total current assets	365,915	223,557

Plant, equipment and timberlands — net	526,589	478,828

Other assets	374,380	342,592

Total assets	$1,266,884	$1,044,977

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$11,250	$19,650
Short-term debt	2,814	3,423
Accounts payable	63,925	31,132
Dividends payable	4,031	3,972
Environmental liabilities	4,720	7,575
Other current liabilities	80,881	74,126

Total current liabilities	167,621	139,878

Long-term debt	400,358	184,000

Deferred income taxes	204,319	206,269

Other long-term liabilities	87,151	82,518

Total liabilities	859,449	612,665

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	41,945	43,450
Retained earnings	508,540	547,810
Deferred compensation	—	(2,295)
Accumulated other comprehensive loss	(1,193)	(5,343)

	549,836	584,166
Less cost of common stock in treasury	(142,401)	(151,854)

Total shareholders’ equity	407,435	432,312

Total liabilities and shareholders’ equity	$1,266,884	$1,044,977

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended
	September 30
In thousands	2006	2005

Operating activities
Net income (loss)	$(27,217)	$11,662
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	37,122	38,186
Pension income	(12,644)	(12,398)
Shutdown and restructuring charges	33,328	—
Deferred income tax provision	(10,387)	1,339
Gains on dispositions of plant, equipment and timberlands, net	(2,008)	(1,408)
Other	825	475
Change in operating assets and liabilities
Accounts receivable	(25,955)	(8,925)
Inventories	(968)	(6,280)
Other assets and prepaid expenses	1,048	1,619
Accounts payable and other liabilities	(38,716)	(12,674)

Net cash (used) provided by operating activities	(45,572)	11,596

Investing activities
Purchases of plant, equipment and timberlands	(35,225)	(22,033)
Proceeds from disposals of plant, equipment and timberlands	2,975	1,225
Acquisition of Lydney mill and Chillicothe	(158,148)	—

Net cash used by investing activities	(190,398)	(20,808)

Financing activities
Net borrowings (repayments) under revolving credit facility	55,819	(2,019)
Proceeds from $100 million term loan facility, net of issuance costs	98,829	—
Prepayment of principal under term loan facility	(560)	—
Net proceeds from $200 million, 7 1/8% note offering	196,440	—
Repayment of $150 million 6 7/8% notes, including early redemption premium	(152,675)	—
Payment of dividends	(11,993)	(11,873)
Proceeds from stock options exercised	7,322	785

Net cash provided (used) by financing activities	193,182	(13,107)
Effect of exchange rate changes on cash	(773)	(2,249)

Net decrease in cash and cash equivalents	(43,561)	(24,568)
Cash and cash equivalents at the beginning of period	57,442	39,951

Cash and cash equivalents at the end of period	$13,881	$15,383

Supplemental cash flow information
Cash paid for
Interest	$14,619	$12,090
Income taxes	17,436	15,000

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
1.	ACCOUNTING POLICIES
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
2.	RECENT PRONOUNCEMENTS
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
     In September 2006, SFAS No. 157, Fair Value Measurements was issued. SFAS No. 157, which defines fair value, establishes a framework for measurement and requires expanded disclosures about the fair value measurements, is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.
     In September 2006, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” was issued. This standard will require us to recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans as an asset or a liability, respectively, on the balance sheet and recognize changes in that net funded status in the year in which changes occur through other comprehensive income, a component of shareholders’ equity. In accordance with SFAS No. 158, as of December 31, 2006 we will recognize the net funded status of our defined benefit pension and other postretirement plans, which will result in an estimated $40 million to $50 million after-tax charge to other comprehensive income.

GLATFELTER

3.	ACQUISITIONS
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
     Effective March 13, 2006, we completed our purchase of Crompton’s Lydney mill and related inventory, located in Gloucestershire, UK for £37.5 million (US $65.0 million) in cash in addition to $3.9 million of transaction costs. The Lydney facility employs about 240 people, produces a broad portfolio of wet laid non-woven products, including tea and coffee filter papers, clean room wipes, lens tissue, dye filter paper, double-sided adhesive tape substrates and battery grid pasting tissue, and had 2005 revenues of approximately £43 million (US $75 million). The purchase price was financed with existing cash balances and borrowings under our credit facility.
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
     The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Inventory	$9,131
Property and equipment	55,443
Intangibles and other assets	5,004

69,578
Less acquisition related liabilities	(641)

Total	$68,937

     The amounts set forth above ascribed to intangible assets and other primarily consist of $2.8 million of technology and trademarks.
     Under terms of the second agreement, we agreed to purchase Crompton’s Simpson Clough mill. This agreement was terminated by the Administrators in accordance with contractual provisions due to additional time that may have been required should an in depth regulatory review have been necessary.
     Chillicothe On April 3, 2006, we completed our acquisition of Chillicothe, the carbonless business operations of NewPage Corporation, for $83.3 million in cash, in addition to approximately $5.9 million of transaction and other related costs. The Chillicothe assets consist of paper making facility in Chillicothe, Ohio with annual production capacity approximating 400,000 ton-per-year and coating operations based in Fremont, Ohio. Chillicothe had revenue of $441.5 million in 2005 and a total of approximately 1,700 employees as of December 31, 2005. The Chillicothe acquisition was financed with existing borrowings under our credit facility.
     The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed.

In thousands

Assets acquired:
Accounts receivable	$44,456
Inventory	93,082
Other current	982
Other long-term	14,703

153,223
Less acquisition related liabilities including accounts payable and accrued expenses	(64,012)

Total	$89,211

The amount set forth above for other long-term assets primarily consist of $10.7 million of net prepaid pension and $2.1 million of customer relationships.
     Pro-Forma Financial Information The information necessary to provide certain pro forma financial data for the Chillicothe acquisition relative to net income and earnings per share is not readily available due to the nature of the accounting and reporting structure of the acquired operation prior to the acquisition date. Pro forma consolidated net sales for the nine months ended September 30, 2006 and 2005 was approximately $823.7 million and $751.6 million, respectively, assuming the acquisition occurred at the beginning of the respective period. For the full year 2005, on a pro forma basis, net sales were $1.0 billion, net income was $40.9 million and diluted EPS was $0.92.

GLATFELTER

     This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.
4.	NEENAH FACILITY SHUTDOWN
     In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently shutdown the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe.
     The following table summarizes shutdown reserve activity during the nine months ended September 30, 2006:

			Less Non-
			Cash-
			Charges
	Beg.	Amount	and Cash
In thousands	balance	Accrued	Payments	Balance

Non-cash charges
Accelerated depreciation	$—	$22,457	$(22,457)	$—
Inventory write-down	—	3,196	(3,196)	—
Pension curtailments and other retirement benefit charges	—	7,675	(7,675)	—

Total non cash charges	—	33,328	(33,328)	—
Cash charges
Severance and benefit continuation	—	7,219	(3,432)	3,787
Contract termination costs	—	11,367	(11,367)	—
Other	—	1,795	(645)	1,150

Total cash charges	—	20,381	(15,444)	4,937

Total	$—	$53,709	$(48,772)	$4,937

     The following table summarizes shutdown reserve activity during the three months ended September 30, 2006:

			Less
			Non-
			Cash-
	Bal		Charges
	June 30,	Amount	and Cash
In thousands	2006	Accrued	Payments	Balance

Non-cash charges
Inventory write-down	$—	$785	$(785)	$—

Total non cash charges	—	785	(785)	—
Cash charges
Severance and benefit continuation	6,592	627	(3,432)	3,787
Contract termination costs	11,386	(19)	(11,367)	—
Other	222	1,573	(645)	1,150

Total cash charges	18,200	2,181	(15,444)	4,937

Total	$18,200	$2,966	$(16,229)	$4,937

     The Neenah shutdown resulted in the elimination of approximately 200 positions and had been supporting our Specialty Papers business unit. Approximately $25.7 million of the Neenah shutdown related charges are recorded as part of costs of products sold in the accompanying statements of income. The amounts accrued for severance and benefit continuation and for contract termination costs are recorded as other current liabilities in the accompanying consolidated balance sheets.
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the agreement, resulting in a termination fee of approximately $11.4 million.
     We expect to record (in the fourth quarter of 2006) additional shutdown related charges approximating $1.0 million.

GLATFELTER

5.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three Months Ended
	September 30
In thousands, except per share	2006	2005

Net income	$5,368	$3,663

Weighted average common shares outstanding used in basic EPS	44,749	44,012
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	498	345

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,247	44,357

Earnings per share
Basic and diluted	$0.12	$0.08

	Nine months Ended
	September 30
In thousands, except per share	2006	2005

Net (loss) income	$(27,217)	$11,662

Weighted average common shares outstanding used in basic EPS	44,512	43,986
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	—	312

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,512	44,298

Earnings (loss) per share
Basic	$(0.61)	$0.27
Diluted	(0.61)	0.26

     Approximately 398,810 and 899,682 potential common shares have been excluded from the computation of diluted earnings per share for the three month and nine month periods, respectively, due to their anti-dilutive nature in 2006.
6.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     We have both funded and, with respect to our international operations, unfunded noncontributory defined benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. The Company uses a December 31 measurement date for all of its defined benefit plans. In connection with the assumption of certain pension plan benefits related to the Chillicothe acquisition, the related pension plan data was remeasured as of June 30, 2006. With the exception of a change in the discount rate from 5.75% to 6.25%, all other assumptions remained unchanged.
     We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.
     The following tables set forth information with respect to our defined benefit plans.

	Three months ended
	September 30
In thousands	2006	2005

Pension Benefits
Service cost	$1,762	$931
Interest cost	5,698	4,132
Expected return on plan assets	(12,717)	(9,853)
Amortization of prior service cost	465	517
Recognized actuarial (gain)/loss	114	121

Net periodic benefit income	$(4,678)	$(4,152)

Other Benefits
Service cost	$449	$284
Interest cost	780	674
Amortization of prior service cost	(167)	(185)
Recognized actuarial (gain) loss	329	332

Net periodic benefit cost	$1,391	$1,105

	Nine months ended
	September 30
In thousands	2006	2005

Pension Benefits
Service cost	$4,441	$2,795
Interest cost	15,345	12,441
Expected return on plan assets	(34,483)	(29,560)
Amortization of prior service cost	1,381	1,552
Recognized actuarial (gain) loss	672	374

	(12,644)	(12,398)
Curtailment charge	4,403	—

Net periodic benefit income	$(8,241)	$(12,398)

Other Benefits
Service cost	$1,203	$852
Interest cost	2,214	2,021
Amortization of prior service cost	(542)	(554)
Recognized actuarial (gain)/loss	977	996

	3,852	3,315
Curtailment charge	3,273	—

Net periodic benefit cost	$7,125	$3,315

GLATFELTER

     As discussed in Note 4, we recorded special termination charges in connection with the curtailment of pension benefits, voluntary early retirement pension benefits, and termination of certain post retirement benefits related to the Neenah facility shutdown.
7.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	September 30
In thousands	2006	2005

Net income	$5,368	$3,663
Foreign currency translation adjustment	856	(17)

Comprehensive income	$6,224	$3,646

	Nine months Ended
	September 30
In thousands	2006	2005

Net income (loss)	$(27,217)	$11,662
Foreign currency translation adjustment	4,150	(8,858)

Comprehensive income (loss)	$(23,067)	$2,804

8.	INVENTORIES
     Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2006	2005

Raw materials	$34,943	$16,392
In-process and finished	100,985	39,930
Supplies	48,547	24,926

Total	$184,475	$81,248

9.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2006	2005

New revolving credit facility, due April 2011	$78,168	$—
Term loan, due April 2011	99,440	—
Revolving credit facility, due September 2006	—	19,650
7 1/8% Notes, due May 2016	200,000	—
6 7/8% Notes, due July 2007	—	150,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	411,608	203,650
Less current portion	(11,250)	(19,650)

Long-term debt, excluding current portion	$400,358	$184,000

     On April 3, 2006, we, along with certain of our subsidiaries as borrowers and certain of our subsidiaries as guarantors, entered into a credit agreement with certain financial institutions. Pursuant to the credit agreement, we may borrow, repay and reborrow revolving credit loans in an aggregate principal amount not to exceed $200.0 million outstanding at any time. All borrowings under our credit facility are unsecured. The revolving credit commitment expires on April 2, 2011.
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
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and acceleration of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
     This new credit facility replaced our prior credit facility which would have matured in June 2006. A portion of the proceeds from the new credit facility were used to finance the Chillicothe acquisition.

GLATFELTER

     On April 28, 2006, we completed an offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. We primarily used the net proceeds to redeem $150.0 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest.
     Interest on these Senior Notes accrues at the rate of 7 1/8% per annum and is payable semiannually in arrears on May 1 and November 1, commencing on November 1, 2006.
     Prior to May 1, 2011, we may redeem all, but not less than all, of the notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, plus a ‘‘make-whole’’ premium. On or after May 1, 2011, we may redeem some or all of the notes at specified redemption prices. In addition, prior to May 1, 2009, we may redeem up to 35% of the aggregate principal amount of the notes using the net proceeds from certain equity offerings.
     The 7 1/8% Senior Note agreement contains a “cross-default” clause that provides if there were to be an event of default under the credit agreement discussed earlier, we would also be in default under the 7 1/8% Senior Notes.
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
     The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2006	$—
2007	15,000
2008	54,000
2009	25,000
2010	25,000
Thereafter	292,608

     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.
     At September 30, 2006 we had $6.6 million of letters of credit issued to us by a financial institution. The letters of credit are primarily for the benefit of certain state workers’ compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. The letters of credit do not reduce the amount available under our lines of credit.
10.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Ecusta Division Matters At September 30, 2006, we had reserves for various matters associated with our former Ecusta Division. Activity in these reserves during the periods indicated is summarized below.

	Ecusta
	Environmental	Workers'
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Accruals	—	—	—	—
Payments	(673)	(262)	(3,262)	(4,197)
Other Adjustments	—	—	(38)	(38)

Balance, September 30, 2006	$7,432	$1,651	$—	$9,083

Balance, Jan. 1, 2005	$6,391	$2,144	$3,300	$11,835
Accruals	2,700	—	—	2,700
Payments	(756)	(21)	—	(777)

Balance, September 30, 2005	$8,335	$2,123	$3,300	$13,758

     With respect to the reserves set forth above as of September 30, 2006, $1.3 million is recorded under the caption “Other current liabilities” and $7.8 million is recorded under the caption “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
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
     In August 2002, the Buyers shut down the manufacturing operation of the pulp and paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, RFS Ecusta and RFS US (the “Debtors”) filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy cases were later converted to Chapter 7

GLATFELTER

proceedings. In accordance with the provisions of the Acquisition Agreement, we notified the Buyers of third party claims (“Third Party Claims”) made against us for which we sought indemnification from the Buyers. The Third Party Claims primarily relate to certain environmental matters, post-retirement benefits, workers’ compensation claims and vendor payables.
     Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the pulp and paper mill and related real property, were sold to several third parties unrelated to the Buyers (the “New Buyers”). We understand the New Buyers’ business plan was to continue certain mill-related operations and to convert portions of the mill site into a business park.
     Ecusta Environmental Matters Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain landfill closure liabilities associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, we established reserves approximating $7.6 million. In March 2004 and September 2005, the NCDENR issued us separate orders requiring the closure of two of the three landfills at issue. We have completed the closure of these two landfills and are in the process of obtaining approved closure plans for the third.
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
     With respect to the concerns set forth above (collectively, the “NCDENR matters”) we believe the Prior Owner has primary liability for the mercury contamination; that the New Buyers, as owner and operator of the ASB, have primary liability for addressing any issues associated with the ASB, including closure, and that the New Buyers, in a May 2004 agreement, expressly agreed to indemnify and hold us harmless from certain environmental liabilities, which include most, if not all, of the NCDENR matters. We continue to have discussions with NCDENR and USEPA concerning our potential responsibilities and appropriate remedial actions, if any, which may be necessary.
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

GLATFELTER

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
     In addition, it is unclear how liability for any required assessment or remediation will be apportioned among the Prior Owner, Glatfelter, the Buyers and the New Buyers. Therefore, the 2005 charge does not include costs associated with further remediation activities that we may be required to perform, the range of which we are currently unable to estimate, however, they could be significant.
     The New Buyers’ ability to fulfill their obligations to NCDENR and us, in the absence of sufficient cash flow from their operations, may be dependent on their ability to complete a sale of the site.
     Notwithstanding a potential sale of the property, and with respect to alleged mercury contamination at the site, i) the extent of contamination, if any, is unknown, ii) it is unclear whether we will be required to remediate iii) the apportionment of liability amongst us, the Prior Owner and/or the New Buyers is unknown; and iv) the ultimate costs to remedy are not reasonably estimable based on information currently available to us. Accordingly, no amounts for such potential actions have been included in our reserve discussed above. If we are required to complete additional remedial actions, further charges would be required, and such amounts could be material.
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
     Workers’ Compensation Prior to 2003, we established reserves related to potential workers’ compensation claims associated with the former Ecusta division which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees that were injured during their employment at the Ecusta facility prior to our sale of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 10.
     Other In October 2004, the bankruptcy trustee for the estates of RFS Ecusta and RFS US filed a complaint in the U.S. Bankruptcy Court for the Western District of North Carolina against certain of the Buyers and other related parties (“Defendant Buyers”) and us. The complaint alleged, among other things, that the Defendant Buyers engaged in fraud and fraudulent transfers and breached their fiduciary duties. With respect to Glatfelter, the complaint alleged that we aided and abetted the Defendant Buyers in their purported actions in the structuring of the acquisition of the Ecusta Division and asserts a claim against us under the Bankruptcy Code. The trustee sought damages from us in an amount not less than $25.8 million, plus interest, and other relief.
     The bankruptcy trustee filed another complaint, also in the U.S. Bankruptcy Court for the Western District of North Carolina, against us, certain banks and other parties, seeking, among other things, damages totaling $6.5 million for alleged breaches of the Acquisition Agreement (the “Breach Claims”), release of certain amounts held in escrow totaling $3.5 million (the “Escrow Claims”) and recoveries of unspecified amounts allegedly payable under the Acquisition Agreement and a related agreement. We have previously reserved such escrowed amounts and they were recorded in the accompanying Condensed Consolidated Balance Sheets as “Other long-term liabilities.”
     All of the bankruptcy trustee’s actions against us were settled pursuant to an agreement approved by the United States District Court for the Western District of North Carolina on September 8, 2006. Under the terms of the settlement, the trustee received approximately $3.1 million of the amounts previously held in escrow and for which we had previously reserved. The trustee also retained a $1.6 million certificate of deposit that one of the Debtors had posted with the State of North Carolina to insure certain workers’ compensation obligations. As part of the settlement, we assigned any claims we may have had against the Defendant Buyers to the trustee and will receive a percentage of the trustee’s recovery from such parties, if any.

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
     The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River site. The response work is being managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed in escrow. Beginning in mid 2004, Glatfelter and WTM I have performed activities to remediate OU1, including, among others, construction of de-watering and water-treatment facilities, dredging of portions of OU1, dewatering of the dredged materials, and hauling of the dewatered sediment to an authorized disposal facility. Since the start of these activities, to date approximately 163,000 cubic yards of contaminated sediment has been dredged.
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
     As of September 30, 2006, our portion of the escrow account totaled approximately $9.5 million, of which $4.7 million is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $4.8 million is included under the caption “Other assets.” As of September 30, 2006, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $10.6 million.
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
     In September 1994, FWS notified the then-identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment has yet to be completed, the federal trustees released a plan on October 25, 2000 that values NRDs for injured natural resources that allegedly fall under their trusteeship between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.
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

	September 30,	December 31,
In millions	2006	2005

Recorded as:
Environmental liabilities	$4.7	$7.6
Other long-term liabilities	5.9	9.2

Total	$10.6	$16.8

     The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges associated with the Fox River matter to our results of operations during the first nine months of 2005 or 2006. The change in the reserve amounts reflects cash payments made.
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

GLATFELTER

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

GLATFELTER

11. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the three months ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$202,096	$100,500	$75,393	$46,259	$—	$21	$277,489	146,780
Energy sales, net	2,706	2,414	—	—	—	—	2,706	2,414

Total revenue	204,802	102,914	75,393	46,259	—	21	280,195	149,194
Cost of products sold	183,364	87,808	62,240	39,475	(3,312)	(3,705)	242,292	123,578

Gross profit (loss)	21,438	15,106	13,153	6,784	3,312	3,726	37,903	25,616
SG&A	11,374	9,716	8,023	4,926	5,193	3,419	24,590	18,061
Shutdown and restructuring charges					2,222		2,222
Gains on dispositions of plant, equipment and timberlands					(923)	(1,327)	(923)	(1,327)

Total operating income (loss)	10,064	5,390	5,130	1,858	(3,180)	1,634	12,014	8,882
Nonoperating income (expense)					(5,750)	(2,563)	(5,750)	(2,563)

Income (loss) before income taxes	$10,064	$5,390	$5,130	$1,858	$(8,930)	$(929)	$6,264	$6,319

Supplementary Data
Net tons sold	180,365	119,257	17,919	11,454	—	9	198,284	130,720
Depreciation expense	$8,163	$8,963	$4,344	$3,567	—	—	$12,507	$12,530

Business Unit Performance	For the nine months Ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$507,906	$287,727	$209,909	$148,183	—	$49	$717,815	$435,959
Energy sales, net	8,010	7,673	—	—	—	—	8,010	7,673

Total revenue	515,916	$295,400	209,909	148,183	—	49	725,825	443,632
Cost of products sold	469,857	257,161	177,962	123,516	14,105	(11,088)	661,924	369,589

Gross profit (loss)	46,059	38,239	31,947	24,667	(14,105)	11,137	63,901	74,043
SG&A	35,361	29,785	20,608	17,196	10,358	5,444	66,327	52,425
Shutdown and restructuring charges					28,177		28,177	—
Gains on dispositions of plant, equipment and timberlands					(2,008)	(1,408)	(2,008)	(1,408)
Gain on insurance recoveries					(205)	(2,200)	(205)	(2,200)

Total operating income (loss)	10,698	8,454	11,339	7,471	(50,427)	9,301	(28,390)	25,226
Nonoperating income (expense)					(16,065)	(7,820)	(16,065)	(7,820)

Income (loss) before income taxes	$10,698	$8,454	$11,339	$7,471	$(66,492)	$1,481	$(44,455)	$17,406

Supplementary Data
Net tons sold	488,305	341,200	50,471	35,181	10	16	538,786	376,397
Depreciation expense	$24,487	$26,832	$12,635	$11,354	—	—	$37,122	$38,186

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
Management evaluates results of operations of the business units before non-cash pension income, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

12. GUARANTOR FINANCIAL STATEMENTS

     Our 7 1/8% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick,Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glenn-Wolfe, Inc., Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.
     The following presents our condensed consolidating statements of income and cash flow for the three and nine months ended September 30, 2006 and 2005 and our condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the
three months ended September 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$202,096	$8,834	$75,393	$(8,834)	$277,489
Energy sales — net	2,706	—	—	—	2,706

Total revenues	204,802	8,834	75,393	(8,834)	280,195
Costs of products sold	180,521	8,577	61,795	(8,601)	242,292

Gross profit	24,281	257	13,598	(233)	37,903
Selling, general and administrative expenses	15,982	563	8,045	—	24,590
Shutdown and restructuring charges	2,181	—	41	—	2,222
Gains on dispositions of plant, equipment and timberlands, net	(664)	(514)	255	—	(923)
Gains from insurance recoveries	—	—	—	—	—

Operating income	6,782	208	5,257	(233)	12,014
Non-operating income (expense)
Interest expense	(5,888)	—	(1,124)	—	(7,012)
Other income (expense) — net	1,834	13,693	(1,484)	(12,781)	1,262

Total other income (expense)	(4,054)	13,693	(2,608)	(12,781)	(5,750)

Income (loss) before income taxes	2,728	13,901	2,649	(13,014)	6,264
Income tax provision (benefit)	(2,640)	4,870	(108)	(1,226)	896

Net income (loss)	$5,368	$9,031	$2,757	$(11,788)	$5,368

Condensed Consolidating Statement of Income for the
three months ended September 30, 2005

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$100,501	$9,094	$46,279	$(9,094)	$146,780
Energy sales — net	2,414	—	—	—	2,414

Total revenues	102,915	9,094	46,279	(9,094)	149,194
Costs of products sold	83,983	9,070	39,853	(9,328)	123,578

Gross profit	18,932	24	6,426	234	25,616
Selling, general and administrative expenses	12,745	350	4,966	—	18,061
Shutdown and restructuring charges	—	—	—	—	—
Gains on dispositions of plant, equipment and timberlands, net	(886)	(480)	39	—	(1,327)
Gains from insurance recoveries	—	—	—	—	—

Operating income	7,073	154	1,421	234	8.882
Non-operating income (expense)
Interest expense	(2,695)	—	(636)	—	(3,331)
Other income (expense) — net	(2,884)	10,792	(301)	(6,839)	768

Total other income (expense)	(5,579)	10,792	(937)	(6,839)	(2,563)

Income (loss) before income taxes	1,494	10,946	484	(6,605)	6,319
Income tax provision (benefit)	(2,169)	4,217	697	(89)	2,656

Net income (loss)	$3,663	$6,729	$(213)	$(6,516)	$3,663

GLATFELTER

Condensed Consolidating Statement of Income for the nine
months ended September 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$507,905	$27,041	$209,910	$(27,041)	$717,815
Energy sales — net	8,010	—	—	—	8,010

Total revenues	515,915	27,041	209,910	(27,041)	725,825
Costs of products sold	485,929	24,775	177,793	(26,573)	661,924

Gross profit	29,986	2,266	32,117	(468)	63,901
Selling, general and administrative expenses	43,231	1,989	21,107	—	66,327
Shutdown and restructuring charges	28,056	—	121	—	28,177
Gains on dispositions of plant, equipment and timberlands, net	(584)	(1,716)	292	—	(2,008)
Gains from insurance recoveries	(205)	—	—	—	(205)

Operating income	(40,512)	1,993	10,597	(468)	(28,390)
Non-operating income (expense)
Interest expense	(14,845)	(463)	(2,267)	—	(17,575)
Other income (expense) — net	(2,408)	39,554	(3,410)	(32,226)	1,510

Total other income (expense)	(17,253)	39,091	(5,677)	(32,226)	(16,065)

Income (loss) before income taxes	(57,765)	41,084	4,920	(32,694)	(44,455)
Income tax provision (benefit)	(30,548)	14,622	671	(1,983)	(17,238)

Net income (loss)	$(27,217)	$26,462	$4,249	$(30,711)	$(27,217)

Condensed Consolidating Statement of Income for the nine
months ended September 30, 2005

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$287,711	$26,820	$148,287	$(26,859)	$435,959
Energy sales — net	7,673	—	—	—	7,673

Total revenues	295,384	26,820	148,287	(26,859)	443,632
Costs of products sold	246,670	25,724	124,424	(27,229)	369,589

Gross profit	48,714	1,096	23,863	370	74,043
Selling, general and administrative expenses	33,737	1,364	17,324	—	52,425
Shutdown and restructuring charges	—	—	—	—	—
Gains on dispositions of plant, equipment and timberlands, net	(839)	(608)	39	—	(1,408)
Gains from insurance recoveries	(2,200)	—	—	—	(2,200)

Operating income	18,016	340	6,500	370	25,226
Non-operating income (expense)
Interest expense	(8,090)	—	(1,791)	—	(9,881)
Other income (expense) — net	(5,077)	30,433	(950)	(22,345)	2,061

Total other income (expense)	(13,167)	30,433	(2,741)	(22,345)	(7,820)

Income (loss) before income taxes	4,849	30,773	3,759	(21,975)	17,406
Income tax provision (benefit)	(6,813)	11,143	1,884	(470)	5,744

Net income (loss)	$11,662	$19,630	$1,875	$(21,505)	$11,662

GLATFELTER

Condensed Consolidating Balance Sheet as of September 30, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$(407)	$747	$13,541	$—	$13,881
Other current assets	229,726	9,815	113,477	(984)	352,034
Plant, equipment and timberlands — net	306,308	13,825	206,456	—	526,589
Other assets	1,265,104	922,617	(57,326)	(1,756,015)	374,380

Total assets	$1,800,731	$947,004	$276,148	$(1,756,999)	$1,266,884

Liabilities and Shareholders’ Equity
Current liabilities	$136,135	$2,957	$36,492	$(7,963)	$167,621
Long-term debt	316,321	—	84,037	—	400,358
Deferred income taxes	176,723	14,704	23,032	(10,140)	204,319
Other long-term liabilities	764,117	75,491	88,787	(841,244)	87,151

Total liabilities	1,393,296	93,152	232,348	(859,347)	859,449
Shareholders’ equity	407,435	853,852	43,800	(897,652)	407,435

Total liabilities and shareholders’ equity	$1,800,731	$947,004	$276,148	$(1,756,999)	$1,266,884

Condensed Consolidating Balance Sheet as of December 31, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$14,404	$30,615	$12,390	$33	$57,442
Other current assets	90,964	1,936	76,118	(2,903)	166,115
Plant, equipment and timberlands — net	322,208	13,537	143,083	—	478,828
Other assets	1,065,934	746,701	14,677	(1,484,720)	342,592

Total assets	$1,493,510	$792,789	$246,268	$(1,487,590)	$1,044,977

Liabilities and Shareholders’ Equity
Current liabilities	$75,465	$2,772	$61,629	$12	$139,878
Long-term debt	150,000	—	34,000	—	184,000
Deferred income taxes	174,854	10,585	24,003	(3,173)	206,269
Other long-term liabilities	660,879	36,581	85,441	(700,383)	82,518

Total liabilities	1,061,198	49,938	205,073	(703,544)	612,665
Shareholders’ equity	432,312	742,851	41,195	(784,046)	432,312

Total liabilities and shareholders’ equity	$1,493,510	$792,789	$246,268	$(1,487,590)	$1,044,977

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$(64,945)	$40,017	$(20,611)	$(33)	$(45,572)
Investing Activities
Purchase of plant, equipment and timberlands	(29,259)	(999)	(4,967)	—	(35,225)
Proceeds from disposal plant, equipment and timberlands	2,921	51	3	—	2,975
Acquisition of Lydney mill and Chillicothe	(89,211)	(68,937)	—	—	(158,148)

Total Investing Activities	(115,549)	(69,885)	(4,964)	—	(190,398)
Financing Activities
Net (repayments of) proceeds from indebtedness	170,354	—	27,499	—	197,853
Payment of Dividends	(11,993)	—	—	—	(11,993)
Proceeds from Stock Options exercised	7,322	—	—	—	7,322

Total Financing Activities	165,683	—	27,499	—	193,182
Effect of Exchange Rate on Cash	—	—	(773)	—	(773)

Net Increase (decrease) in cash	(14,811)	(29,868)	1,151	(33)	(43,561)
Cash at the beginning of period	14,404	30,615	12.390	33	57,442

Cash at the end of period	$(407)	$747	$13,541	—	$13,881

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$7,654	$258	$7,531	$(3,847)	$11,596
Investing Activities
Purchase of plant, equipment and timberlands	(12,804)	(1,023)	(8,206)	—	(22,033)
Proceeds from disposal plant, equipment and timberlands	756	469	—	—	1,225
Proceeds from sale of subsidiary, net of cash dividend	—	—	—	—	—

Total Investing Activities	(12,048)	(554)	(8,206)	—	(20,808)
Financing Activities
Net (repayments of) proceeds from indebtedness	—	—	(5,607)	3,588	(2,019)
Payment of Dividends	(11,873)	—	—	—	(11,873)
Proceeds from Stock Options exercised	785	—	—	—	785

Total Financing Activities	(11,088)	—	(5,607)	3,588	(13,107)
Effect of Exchange Rate on Cash	—	—	(2,249)	—	(2,249)

Net decrease in cash	(15,482)	(296)	(8,531)	(259)	(24,568)
Cash at the beginning of period	20,399	412	18,881	259	39,951

Cash at the end of period	$4,917	$116	$10,350	—	$15,383

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
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Specialty Papers and Composite Fibers (formerly Long Fiber & Overlay Papers);

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our Neenah mill was located; and the costs of environmental matters at our former Ecusta Division mill;
vi.	the gain or loss of significant customers and/or on-going viability of such customers;

vii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

viii.	geopolitical events, including war and terrorism;

ix.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

x.	adverse results in litigation;

xi.	disruptions in production and/or increased costs due to labor disputes including the successful negotiation of a new contract for our Chillicothe Union that expired in August 2006;

xii.	the resolution of the European Commission’s review of our Lydney mill acquisition;

xiii.	our ability to successfully implement the EURO Program;

xiv.	our ability to successfully execute our timberland strategy to realize the value of our timberlands;

and

xv.	our ability to finance, consummate and integrate acquisitions.
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
     Overview Our results of operations for the first nine months of 2006 reflect stronger market conditions in each of our business units when compared with 2005. Domestically, the Specialty Papers business unit’s results in the comparison are positively influenced by additional volumes associated with the April 2006 Chillicothe acquisition and improved selling prices. However, input costs in 2006 are higher, primarily energy and raw material costs. In addition, our Chillicothe operation did not contribute to increased earnings in the Specialty Paper business unit at the level we expected.

GLATFELTER

     Our Composite Fibers business unit’s results have also been positively influenced by additional volumes associated with the Lydney acquisition as well as improved demand across all of this unit’s product categories. Average selling prices, however, have negatively impacted its results.
     The analysis of our financial results in the first nine months of 2006 reflects the following significant items:
1)	We completed our $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006. This mill’s revenue in 2005 was approximately $75 million;

2)	On April 3, 2006, we completed our acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation with 2005 revenue of $441.5 million, for $83.3 million in cash;

3)	On June 30, 2006, we ceased production at our Neenah, WI facility and recorded shutdown related charges totaling $53.7 million;

4)	In April 2006, we refinanced our bank credit facility with a $100 million term loan and a $200 million revolving credit facility in addition to the issuance of $200 million 7 1/8% bonds to replace our $150 million 6 7/8% notes due July 2007; and

5)	We incurred acquisition integration costs totaling $10.8 million in connection with the Chillicothe and Lydney acquisitions.
RESULTS OF OPERATIONS
Nine months ended September 30, 2006 versus
the Nine months ended September 30, 2005
     The following table sets forth summarized results of operations:

	Nine months ended
	September 30
In thousands, except per share	2006	2005

Net sales	$717,815	$435,959
Gross profit	63,901	74,043
Operating income (loss)	(28,390)	25,226
Net income (loss)	(27,217)	11,662
Earnings (loss) per share	(0.61)	0.26

     The consolidated results of operations include the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2006	Gain (loss)
Shutdown and restructuring charges	$(34,034)	$(0.76)
Acquisition integration related costs	(6,817)	(0.15)
Debt redemption premium	(1,820)	(0.04)
Timberland sales	832	0.02
Insurance recoveries	130	0.00

2005
Insurance recoveries	1,430	0.03
Timberland sales	(259)	(0.01)
     The above items decreased earnings by $41.7 million, or $0.93 per diluted share in the first nine months of 2006. Comparatively, the items identified above positively affected earnings in the same period of 2005 by $1.2 million, or $0.02 per diluted share.
     Business Units Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or included in “Other and Unallocated” in the table above. Certain prior period information has been reclassified to conform to the current period presentation.
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

GLATFELTER

The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the Nine Months Ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$507,906	$287,727	$209,909	$148,183	—	$49	$717,815	$435,959
Energy sales, net	8,010	7,673	—	—	—	—	8,010	7,673

Total revenue	515,916	$295,400	209,909	148,183	—	49	725,825	443,632
Cost of products sold	469,857	257,161	177,962	123,516	14,105	(11,088)	661,924	369,589

Gross profit (loss)	46,059	38,239	31,947	24,667	(14,105)	11,137	63,901	74,043
SG&A	35,361	29,785	20,608	17,196	10,358	5,444	66,327	52,425
Shutdown and restructuring charges					28,177		28,177	—
Gains on dispositions of plant, equipment and timberlands					(2,008)	(1,408)	(2,008)	(1,408)
Gain on insurance recoveries					(205)	(2,200)	(205)	(2,200)

Total operating income (loss)	10,698	8,454	11,339	7,471	(50,427)	9,301	(28,390)	25,226
Nonoperating income (expense)					(16,065)	(7,820)	(16,065)	(7,820)

Income (loss) before income taxes	$10,698	$8,454	$11,339	$7,471	$(66,492)	$1,481	$(44,455)	$17,406

Supplementary Data
Net tons sold	488,305	341,200	50,471	35,181	10	16	538,786	376,397
Depreciation expense	$24,487	$26,832	$12,635	$11,354	—	—	$37,122	$38,186

GLATFELTER

     Sales and Costs of Products Sold

	Nine Months Ended
	September 30
In thousands	2006	2005	Change

Net sales	$717,815	$435,959	$281,856
Energy sales — net	8,010	7,673	337

Total revenues	725,825	443,632	282,193
Costs of products sold	661,924	369,589	292,335

Gross profit	$63,901	$74,043	$(10,142)

Gross profit as a percent of Net sales	8.9%	17.0%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2006	2005

Business Unit
Specialty Papers	70.8%	66.0%
Composite Fibers	29.2	34.0

Total	100.0%	100.0%

     Net sales totaled $717.8 million for the first nine months of 2006, an increase of $281.9 million, or 64.7%, compared to the same period a year ago. Net sales from the acquisition of Chillicothe’s carbonless and forms business and the Lydney mill totaled $224.1 million. These acquisitions are reported in the Specialty Papers and Composite Fibers business units, respectively. Organic growth was driven by a 4.9% increase in volume and $15.8 million from higher average selling prices in the Specialty Papers business unit. Excluding results of the Lydney mill, Composite Fibers’ volumes shipped increased 20.3%. The translation of foreign currencies unfavorably impacted this business unit’s net sales by $1.8 million and average selling prices declined $4.4 million compared to the same period a year ago.
     In connection with the Chillicothe acquisition, we permanently shutdown our Neenah, WI facility. Products previously manufactured at the Neenah facility have been transferred to Chillicothe. The results of operations for the first nine months of 2006 include related pre-tax charges of $53.7 million, of which $25.7 million is reflected in the consolidated income statement as components of cost of products sold and $28.0 million is reflected as “Shutdown and restructuring charges.”
     Costs of products sold totaled $661.9 million for the first nine months of 2006, an increase of $292.3 million compared with the same period a year ago. As discussed above, the 2006 costs of products sold includes a $25.7 million charge for inventory write-downs and accelerated depreciation on property and equipment abandoned in connection with the Neenah shutdown.
     In addition to the shutdown charges, the increase in costs of products sold was primarily due to the inclusion of the Chillicothe and Lydney acquisitions, the effect of increased shipping volumes, and higher raw material and energy prices that increased costs of products sold by approximately $10.8 million. During the second quarters of 2006 and 2005, the Company completed its annually scheduled maintenance shutdown of its Spring Grove, PA facility, and, in the 2006 second quarter, the annual maintenance shutdown of the Chillicothe facility was completed. These shutdowns result in increased maintenance spending and reduced production leading to unfavorable manufacturing variances that negatively affect costs of products sold. The combined maintenance shutdowns had an estimated impact on gross profit of approximately $17.4 million in the first nine months of 2006 and $5.9 million in the comparable period a year ago, primarily reflecting increased spending at our Spring Grove facility and the impact of the Chillicothe shutdown.
     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income, before the curtailment charges recorded in connection with the Neenah shutdown, for each of the first nine months of 2006 and 2005:

	Nine Months Ended
	September 30
In thousands	2006	2005	Change

Recorded as:
Costs of products sold	$11,545	$11,142	$403
SG&A expense	1,099	1,256	(157)

Total	$12,644	$12,398	$246

     Selling, general and administrative (“SG&A”) expenses totaled $66.3 million in the first nine months of 2006 compared to $52.4 million a year ago. The increase was due to approximately $10.8 million of acquisition integration costs and $9.3 million from the inclusion of the Chillicothe and Lydney acquisitions in the current period’s results of operations. SG&A expenses in 2005 included a $2.7 million charge for certain matters related to our former Ecusta division. In addition, the comparison was favorably affected by lower professional and legal fees in the period to period comparison.
     Insurance Recoveries During the first nine months of 2006 and 2005, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $0.2 million in the first nine months of 2006 and $2.2 million in the first nine

GLATFELTER

months of 2005. All recoveries were received in cash prior to the end of the applicable period.
     Shutdown and Restructuring Charges — Neenah Facility Shutdown As discussed above, as of June 30, 2006 we permanently shutdown our Neenah facility. The charge incurred in connection with this action is recorded as follows:

Nine Months
Ended
September 30,
In thousands	2006

Restructuring initiative:
Recorded as:
Costs of products sold	$25,653
Shutdown and restructuring charge	28,056

Total	$53,709

     The following table summarizes shutdown reserve activity during the nine months ended September 30, 2006:

			Less Non-
			Cash-
			Charges
	Beg.	Amount	and Cash
In thousands	Balance	Accrued	Payments	Balance

Non-cash charges
Accelerated depreciation	$—	$22,457	$(22,457)	$—
Inventory write-down	—	3,196	(3,196)	—
Pension curtailments and other retirement benefit charges	—	7,675	(7,675)	—

Total non cash charges	—	33,328	(33,328)	—
Cash charges
Severance and benefit continuation	—	7,219	(3,432)	3,787
Contract termination costs	—	11,367	(11,367)	—
Other	—	1,795	(645)	1,150

Total cash charges	—	20,381	(15,444)	4,937

Total	$—	$53,709	$(48,772)	$4,937

     The Neenah facility supported our Specialty Papers business unit. Shutdown of this facility resulted in the elimination of approximately 200 positions. We expect to record in the fourth quarter of 2006 additional shutdown related charges totaling approximately $1.0 million.
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the agreement, resulting in a termination fee of approximately $11.4 million.
     The first nine months results of operations also include $0.1 million of charges related to the European Restructuring and Optimization (EURO) Program.
     Non-operating income (expense) During April 2006, we completed the placement of a $200 million bond offering, the proceeds of which were used to redeem the then outstanding $150 million notes scheduled to mature in July 2007. In connection with the early redemption, a charge of $2.9 million, related to a redemption premium and the write-off of unamortized debt issuance costs, was recorded in Consolidated Statement of Income as Non-operating expense under the caption “Other-net”.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During the first nine months of 2006, these operations generated approximately 27% of our sales and 26% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the effect from foreign currency translation on 2006 reported results compared to 2005:

Nine Months
In Thousands	Ended September 30

Favorable
(unfavorable)
Net sales	$(1,784)
Costs of products sold	770
SG&A expenses	203
Income taxes and other	69

Net income	$(742)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three months ended September 30, 2006 versus the
Three months ended September 30, 2005
     The following table sets forth summarized results of operations:

	Three Months Ended
	September 30
In thousands, except per share	2006	2005

Net sales	$277,489	$146,780
Gross profit	37,903	25,616
Operating income	12,014	8,882
Net income (loss)	5,368	3,663
Earnings (loss) per share	0.12	0.08

     The consolidated results of operations for the three months ended September 30, 2006 includes the following significant items:

In thousands, except per share	After-Tax	Diluted EPS

2006	Gain (loss)
Shutdown and restructuring charges	$(1,904)	$(0.04)
Acquisition integration related costs	(3,560)	(0.08)
Timberland sales	250	—

2005
Timberland sales, net of tax	(259)	(0.01)

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the Three Months Ended September 30,
In thousands, except net tons sold	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$202,096	$100,500	$75,393	$46,259	—	$21	$277,489	146,780
Energy sales, net	2,706	2,414	—	—	—	—	2,706	2,414

Total revenue	204,802	102,914	75,393	46,259	—	21	280,195	149,194
Cost of products sold	183,364	87,808	62,240	39,475	(3,312)	(3,705)	242,292	123,578

Gross profit (loss)	21,438	15,106	13,153	6,784	3,312	3,726	37,903	25,616
SG&A	11,374	9,716	8,023	4,926	5,193	3,419	24,590	18,061
Shutdown and restructuring charges					2,222		2,222
Gains on dispositions of plant, equipment and timberlands					(923)	(1,327)	(923)	(1,327)

Gain on insurance recoveries Total operating income (loss)	10,064	5,390	5,130	1,858	(3,180)	1,634	12,014	8,882
Non-operating income (expense)					(5,750)	(2,563)	(5,750)	(2,563)

Income (loss) before income taxes	$10,064	$5,390	$5,130	$1,858	$(8,930)	$(929)	$6,264	$6,319

Supplementary Data
Net tons sold	180,365	119,257	17,919	11,454	—	9	198,284	130,720
Depreciation expense	$8,163	$8,963	$4,344	$3,567	—	—	$12,507	$12,530

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended September 30, 2006 and 2005.
Sales and Costs of Products Sold

	Three Months Ended
	September 30
In thousands	2006	2005	Change

Net sales	$277,489	$146,780	$130,709
Energy sales — net	2,706	2,414	292

Total revenues	280,195	149,194	131,001
Costs of products sold	242,292	123,578	118,714

Gross profit	37,903	25,616	12,287

Gross profit as a percent of Net sales	13.7%	17.5%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2006	2005

Business Unit
Specialty Papers	72.8%	68.5%
Composite Fibers	27.2	31.5

Total	100.0%	100.0%

     Net sales totaled $277.5 million for the third quarter of 2006, an increase of $130.7 million, or 89.1%, compared to the same quarter a year ago. Net sales from the acquisitions of Chillicothe’s carbonless and forms business and the Lydney mill totaled $112.9 million. Organic growth was driven by $5.6 million from higher average selling prices in the Specialty Papers business unit. In the Composite Fibers business unit, volumes shipped increased 20%, excluding volumes at Lydney. The translation of foreign currencies favorably impacted Composite Fibers’ net sales by $2.2 million and this unit’s average selling prices declined $1.5 million compared to the same quarter a year ago.
     Costs of products sold totaled $242.3 million for the third quarter of 2006, an increase of $118.7 million compared with the same period a year ago. The increase was primarily due to the inclusion of the Chillicothe and Lydney acquisitions, the effect of increased shipping volumes, and a $3.1 million impact of higher raw material and energy prices. The EURO program benefited cost of products sold by approximately $1.9 million. The third quarter of 2006 costs of products sold also includes a $0.8 million charge associated with the Neenah shutdown. The translation of foreign currencies reduced costs of products sold by $2.8 million.
     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	September 30
In thousands	2006	2005	Change

Recorded as:
Costs of products sold	$4,092	$3,728	$364
SG&A expense	586	424	162

Total	$4,678	$4,152	$526

     Selling, general and administrative (“SG&A”) expenses totaled $24.6 million in the third quarter of 2006 compared to $18.1 million in the same quarter a year ago. The increase was due to approximately $5.6 million of acquisition integration costs and $4.5 million from the inclusion of the Chillicothe and Lydney acquisitions in the current period’s results of operations. SG&A expenses in the third quarter of 2005 included a $2.7 million charge for certain matters related to the Company’s former Ecusta division. In addition, the comparison was favorably affected by lower professional and legal fees.
     Shutdown and restructuring charges — Neenah Facility Shutdown As discussed earlier, we permanently shutdown our Neenah facility. The following table summarizes shutdown charges incurred in connection with these initiatives:

Three
Months
Ended
September 30,
In thousands	2006

Restructuring initiative:
Recorded as:
Costs of products sold	$785
Shutdown and restructuring charges	2,181

Total	$2,966

GLATFELTER

     The following table summarizes shutdown reserve activity during the three months ended September 30, 2006:

			Less
			Non-
			Cash-
	Bal		Charges
	June 30,	Amount	and Cash
In thousands	2006	Accrued	Payments	Balance

Non-cash charges
Inventory write-down	$—	$785	$(785)	$—

Total non cash charges	—	785	(785)	—
Cash charges
Severance and benefit continuation	6,592	627	(3,432)	3,787
Contract termination costs	11,386	(19)	(11,367)	—
Other	222	1,573	(645)	1,150

Total cash charges	18,200	2,181	(15,444)	4,937

Total	$18,200	$2,966	$(16,229)	$4,937

     Income Taxes Our effective tax rate for the third quarter of 2006 and 2005 was 14% and 42% respectively. The decrease was primarily related to the resolution in the third quarter of 2005 of certain tax matters and the passage in the third quarter of 2006 of certain state income tax law changes that had the effect of reducing our deferred state income tax liability.
     Foreign Currency We own and operate paper and pulp mills in Germany, France and the United Kingdom as well as the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During the third quarter of 2006, these operations generated approximately 25% of our sales and 23% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on reported results for the third quarter of 2006 compared to the same quarter of 2005:

Three Months
Ended
In thousands	September 30

Favorable
(unfavorable)
Net sales	$2,197
Costs of products sold	(2,832)
SG&A expenses	(201)
Income taxes and other	20

Net loss	$(816)

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

	Nine Months Ended
	September 30
In thousands	2006	2005

Cash and cash equivalents at beginning of period	$57,442	$39,951
Cash provided by (used for)
Operating activities	(45,572)	11,596
Investing activities	(190,398)	(20,808)
Financing activities	193,182	(13,107)
Effect of exchange rate changes on cash	(773)	(2,249)

Net cash provided (used)	(43,561)	(24,568)

Cash and cash equivalents at end of period	$13,881	$15,383

     During the first nine months of 2006 operations used $53.7 million of cash compared to $11.6 million of cash provided by operating activities in the prior year period. The change in the comparison was primarily due to $21.7 million used to settle a cross currency rate swap that matured in June 2006, $10.0 million used for working capital associated with the Lydney acquisition and increased business activity and $15.4 million of Neenah shutdown related payments made during the first nine months of 2006.
     The changes in investing cash flows reflect the use of approximately $158.1 million to fund the Chillicothe and Lydney mill acquisitions. The acquisitions were financed with additional borrowings under our revolving credit facility and new term loan.

GLATFELTER

     The following table sets forth our outstanding long-term indebtedness:

	September 30,	December 31,
In thousands	2006	2005

New revolving credit facility, due April 2011	$78,168	$—
Term loan, due April 2011	99,440	—
Revolving credit facility, due September 2006	—	19,650
7 1/8% Notes, due May 2016	200,000	—
6 7/8% Notes, due July 2007	—	150,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	411,608	203,650
Less current portion	(11,250)	(19,650)

Long-term debt, excluding current portion	$400,358	$184,000

     As more fully discussed in Item 1 — Financial Statements, Note 9, on April 3, 2006 we refinanced the revolving credit facility set forth in the table above. The significant terms of the new credit facility are also set forth therein. In addition, on April 28, 2006, we completed an offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. We used the net proceeds to redeem $150.0 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest. We expect to use the remaining net proceeds for working capital and general corporate purposes.
     During the first nine months of 2006 and 2005, cash dividends paid on common stock totaled approximately $12.0 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
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
     Off-Balance-Sheet Arrangements As of September 30, 2006 and December 31, 2005, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook For the fourth quarter of 2006 and into 2007, we expect a stable pricing environment in both Specialty Papers and Composite Fibers. Downtime is expected to be higher in the fourth quarter during the holiday period compared to the third quarter, but consistent with levels experienced in the fourth quarter of 2005. Shipping volumes are expected to be lower in the fourth quarter compared to the third quarter due to seasonality.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2006
Dollars in thousands	2006	2007	2008	2009	2010	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rate — Bond	$200,00	$200,000	$200,000	$200,000	$200,000	$200,000	$191,912
At fixed interest rate — SunTrust Note	34,000	34,000	8,500	—	—	34,000	32,708
At variable interest rates	177,608	171,983	155,108	133,233	108,233	177,608	177,608

						$411,608	$402,228

Weighted-average interest rate
On fixed interest rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed interest rate debt — SunTrust Note	3.82	3.82	3.82	—	—
On variable interest rate debt	5.81	5.80	5.77	5.72	5.64

GLATFELTER

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2006, we had long-term debt outstanding of $411.6 million, of which $177.6 million or 43.1% was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At September 30, 2006, the interest rate paid was 5.81%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.8 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the nine months ended September 30, 2006, approximately 73.4% of our net sales were shipped from the United States, 17.9% from Germany, and 8.7% from other international locations.
     At September 30, 2006, we had an outstanding foreign exchange forward contract with an established financial institution pursuant to which we agreed to buy $70.0 million (U.S. dollars) and pay EUROs. The contract, which matures on December 12, 2006, is designed to mitigate the foreign exchange risk associated with a U.S. dollar-denominated intercompany loan for a German subsidiary.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls On March 13, 2006, we completed the acquisition of the Lydney mill from J R Crompton Limited and on April 3, 2006, we completed the acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation. We performed due diligence procedures associated with these acquisitions. Subsequent to closing the acquisitions much of the financial accounting functions were completed pursuant to third party servicing agreements between us and the sellers. During the third quarter of 2006, we assumed more complete control for all financial accounting functions related to the acquired operations. We are in the process of more fully integrating the respective financial reporting processes and the related internal controls applicable to these newly acquired entities. There were no other changes in our internal control over financial reporting during the nine months ended September 30, 2006, that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
ITEM 6. EXHIBITS
     (a) Exhibits

4.3	First Supplemental Indenture, dated as of September 21, 2006 among the registrant, Glatfelter Holdings, LLC Glatfelter Holding II, LLC, the existing Guarantors named therein and SunTrust Bank, incorporated by reference to the registrant’s registration statement on Form S-4, file number 333-135808.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350, filed herewith.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 18 U.S.C. Section 1350, filed herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
November 7, 2006
By /s/ David C. Elder
David C. Elder
Corporate Controller
GLATFELTER

EXHIBIT INDEX

Exhibit Number	Description

4.3	First Supplemental Indenture, dated as of September 21, 2006 among the registrant, Glatfelter Holdings, LLC Glatfelter Holding II, LLC, the existing Guarantors named therein and SunTrust Bank, incorporated by reference to the registrant’s registration statement on Form S-4, file number 333-135808.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.
GLATFELTER