Form 10-K
period 2006-12-31
GLATFELTER P H CO
filed 2007-03-16
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 1-03560

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes    No  ✓ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    No  ✓ .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ✓  No   .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No  ✓ .

Based on the closing price as of June 30, 2006, the aggregate market value of Common Stock of the Registrant held by non-affiliates was $517.3 million.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
   Large Accelerated  ✓  Accelerated    Non-Accelerated.

Common Stock outstanding on March 8, 2007 totaled 45,472,226 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:
 Proxy Statement to be dated on or about March 21, 2007 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended

DECEMBER 31, 2006

ITEM 1.	BUSINESS

Overview  Glatfelter began operations in 1864 and today we believe we are one of the world’s leading manufacturers of specialty papers and engineered products. Headquartered in York, Pennsylvania, we own and operate paper mills located in Spring Grove, Pennsylvania, Chillicothe and Fremont, Ohio, Gernsbach, Germany, Gloucestershire, the United Kingdom and Scaër, France, as well as an abaca pulp mill in the Philippines.

We serve customers in numerous markets, including book publishing, carbonless and forms, envelope and converting, engineered products, food and beverage, composite laminates and other highly technical niche markets. Many of the markets in which we operate are characterized by higher-value-added products and, in some cases, by higher growth prospects and lower cyclicality than commodity paper markets. Examples of some of our key product offerings include papers for:

•	trade book publishing;
•	tea bags and coffee filters;
•	carbonless products;
•	specialized envelopes;
•	playing cards;
•	pressure-sensitive postage stamps;
•	metallized labels for beer bottles; and
•	digital imaging applications.

Recent Developments  On March 13, 2006, we completed our acquisition of certain assets of JR Crompton, a global supplier of wet laid nonwoven products based in Manchester, United Kingdom. Since February 7, 2006, Crompton had been subject to insolvency proceedings before The High Court of Justice Chancery Division, Manchester District.

Under the terms of our agreement with Crompton, we acquired Crompton’s Lydney mill, located in Gloucestershire, United Kingdom, for approximately $65 million based on currency exchange rates on that date. The facility employs approximately 240 people and had 2005 revenues of approximately $75 million. The Lydney mill, which is now included in our Composite Fibers business unit, produces a broad portfolio of wet laid nonwoven products, including tea bags and coffee filter papers, clean room wipes, lens tissue and dye filter paper, double-sided adhesive tape substrates and battery grid pasting tissue. The acquisition of the Lydney mill further strengthened our leading position in tea bags and coffee filter papers and is part of our long-term strategy to drive growth in our Composite Fibers business unit.

On April 3, 2006, we completed our acquisition of the carbonless business operations of NewPage Corporation, for $83.3 million in cash. The acquired assets consist of a 400,000 ton-per-year paper making facility in Chillicothe, Ohio and coating operations based in Fremont, Ohio (collectively referred to as Chillicothe). Chillicothe had revenue of $441.5 million in 2005 and approximately 1,700 employees as of December 31, 2006.

We executed the Chillicothe acquisition so that we could take advantage of Chillicothe’s scale and efficient manufacturing environment. As part of our integration plan for Chillicothe, we transferred the production of products manufactured at our former Neenah, WI facility to Chillicothe and permanently shut down our Neenah facility on June 30, 2006.

On April 3, 2006, we entered into our new credit facility, which provides for a $200 million revolving credit facility and a $100 million term loan. Proceeds from our new credit facility were used to repay in full all amounts outstanding under our former revolving credit facility due June 2006, to finance the Chillicothe acquisition and for general corporate purposes.

In addition, on April 28, 2006 we completed a $200 million bond offering, the proceeds of which were primarily used to prepay our $150 million bonds.

Our Business Units  We manage our business as two distinct units: the Europe-based Composite Fibers business unit and the North America-based Specialty Papers business unit. The following table summarizes consolidated net sales and the relative net sales contribution of each of our business units for the past three fiscal years:

Dollars in thousands	2006	2005	2004

Net sales	$986,411	$579,121	$543,524

Business unit composition

Specialty Papers	70.3%	65.8%	62.1%

Composite Fibers	29.7	34.2	37.8

Other	–	–	0.1

Total	100.0%	100.0%	100.0%

Net tons sold by each business unit for the past three years were as follows:

	2006	2005	2004

Specialty Papers	653,734	450,900	421,504

Composite Fibers	68,148	47,669	48,528

Other	10	24	390

Total	721,892	498,593	470,422

Specialty Papers  Our North America-based Specialty Papers business unit focuses on papers for the production of high-quality hardbound books and other book publishing needs, carbonless papers designed for multiple end-uses, such as credit card receipts, forms and other applications, envelope & converting markets and highly technical customized products for the digital

GLATFELTER

imaging, casting and release, pressure sensitive, and several niche technical specialty markets.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

in thousands	2006	2005	2004

Book publishing	$166,605	$157,269	$142,756
Carbonless & Forms	266,647	–	–
Envelope & converting	103,042	91,751	81,582
Engineered products	137,007	129,936	113,098
Other	20,359	1,967	–

Total	$693,660	$380,923	$337,436

We believe we are the leading supplier of book publishing papers in the United States and one of two carbonless paper market leaders. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. These markets are generally more mature and, therefore, have modest growth characteristics. The market for carbonless papers is declining approximately 7% to 9% per year.

Specialty Papers’ highly technical engineered products include those designed for multiple end uses, such as papers for pressure-sensitive postage stamps, greeting and playing cards, digital imaging applications and for release paper applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized in demanding, specialized customer and end-user applications. Some of our products are new and high growth while others are more mature and further along on the development curve. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they command higher per ton values and generally exhibit greater pricing stability relative to commodity grade paper products.

As of April 3, 2006, our Specialty Papers business unit includes the Chillicothe operations.

Composite Fibers  Composite Fibers, based in Gernsbach, Germany, focuses on higher-value-added products, such as paper for tea bags and coffee pods/pads and filters, decorative laminates used for furniture and flooring, and metallized products used in the labeling of beer bottles.

Composite Fibers revenue composition by market consisted of the following for the years indicated:

in thousands	2006	2005	2004

Food & Beverage	$180,258	$103,070	$107,482
Composite Laminates	50,734	42,948	47,342
Metallized	40,078	35,541	33,286
Technical Specialties and Other	21,681	16,578	17,122

Total	$292,751	$198,137	$205,232

Our focus on products made from abaca pulp has made us one of the world’s largest producers of tea bag papers. The balance of this unit’s sales are comprised of overlay and technical specialty products, which include flooring and furniture overlay papers, metallized products, and papers for adhesive tapes, vacuum bags, holographic labels and gift wrap. Many of this unit’s papers are technically sophisticated. We believe we are well positioned to produce these extremely lightweight papers because we understand their complexities, which require the use of highly specialized fiber and specifically designed papermaking equipment.

As of March 13, 2006, our Composite Fibers business unit includes the Lydney mill.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements, Note 20.

Our Competitive Strengths  Since commencing operations over 140 years ago, we believe that Glatfelter has developed into one of the world’s leading manufacturers of specialty papers and engineered products. We believe that the following competitive strengths have contributed to our success:

• Leading market positions in higher-value, niche segments.  We have focused our resources to achieve market-leading positions in certain higher-value, niche segments. Our products include various highly specialized paper products designed for technically demanding end uses. Consequently, many of our products achieve premium pricing relative to that of commodity paper grades. In 2006, approximately 82% of our sales were derived from these higher-value, niche products. The specialized nature of these products generally provides greater pricing stability relative to commodity paper products.

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

• Significant investment in product development.  In order to keep up with our customers’ ever-changing needs, we continually enhance our product offerings through significant investment in product development. During 2006, 2005 and 2004, we

GLATFELTER

invested approximately $8.0 million, $4.9 million and $5.2 million, respectively, in product development activities. We derive a significant portion of our revenue from products developed, enhanced or improved as a result of these activities. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 52%, 52% and 60% of net sales in the years ended 2006, 2005 and 2004, respectively.

• Integrated production.  As a partially integrated producer, we are able to mitigate changes in the costs of certain raw materials and energy. Our Spring Grove and Chillicothe facilities are vertically integrated operations producing in excess of 85% of the annual pulp required for their paper production. The principal raw material used to produce this pulp is pulpwood, consisting of both hardwoods and softwoods. We own approximately 75,000 acres of timberlands and, in 2006, obtained approximately 20% of our pulpwood requirements for our Spring Grove facility from Glatfelter-owned timberlands, which helps stabilize our fiber costs in a highly fragmented market. Our Spring Grove and Chillicothe facilities also generate 100% of the steam and substantially all of the electricity required for their operations. In addition, our Philippine mill processes abaca fiber to produce abaca pulp, which is a key raw material used by our Composite Fibers business unit.

Our Business Strategy  Our vision is to become the global supplier of choice in specialty papers and engineered products. We are continuously developing and refining strategies to strengthen our business and position it for the future. Execution of these strategies is intended to capitalize on our customer relationships, technology and people, as well as our leadership positions in certain product lines. In recent years, our industry has been challenged by a supply and demand imbalance, particularly for commodity-like products. While the industry has responded to take out under-performing capacity, the imbalance continues. To be successful in the current market environment, our strategy is focused on aggressively reducing costs and continually repositioning our product portfolio to increase our focus on higher-value, niche products and to better align our product offerings with our customers’ ever-changing needs. Certain key elements of our business strategy are outlined below:

•	Reposition our product portfolio. By leveraging our leadership positions in several specialty niche segments, we plan to accelerate growth, improve margins and generate better financial returns through the optimization of our product portfolio. In 2006, approximately 82% of our total sales were derived from what we consider to be higher-value, niche products. Over time, we plan to increase our concentration on such products by driving growth in our sales of trade book papers, uncoated specialty products, composite fiber products and other specialty products. The recently acquired Chillicothe assets provide a significant scaleable production platform to support this strategy. We believe that this strategy will realign our business more closely with our customers’ needs and further reduce our exposure to the higher level of cyclicality experienced in commodity paper grades.

•	Execute Composite Fibers’ growth plan. A core component of our long-term strategy is to drive growth in our Composite Fibers business unit. Currently, we are the leading producer of tea bag and coffee pod/pad papers in the world, and with the Lydney mill acquisition we have further strengthened our competitive position. We believe that this segment has promising growth characteristics as certain geographies move toward the use of tea bags as opposed to loose tea leaves. We believe that we are well positioned to capitalize on this growth by leveraging our strong customer relationships and leading position in this segment.

•	Employ a low-cost approach to specialty product manufacturing. While we are focused on higher-value, niche products, we seek to employ a commodity-like, low-cost approach to our manufacturing activities. In 2004, we initiated the North American Restructuring Program that improved operating results by, among other factors, improving workforce efficiencies and implementing improved supply chain management processes. In the fourth quarter of 2005, we began the implementation of the European Optimization and Restructuring Program, or the EURO Program, a comprehensive series of actions designed to improve the performance of the Composite Fibers business unit. The pre-tax financial benefits of the EURO Program approximated $8 million in 2006. To further improve our production cost profile, in connection with the 2006 Chillicothe acquisition, we closed our Neenah facility and transferred its production to the more efficient Chillicothe facility.

•	Maintain a strong balance sheet and preserve financial flexibility. We are focused on prudent financial management and the maintenance of a conservative capital structure. We are committed to maintaining a strong balance sheet and preserving our flexibility so that we may pursue strategic opportunities, including strategic acquisitions, that will benefit our company.

GLATFELTER

•	Timberland Strategy. We completed an extensive study to determine the optimal approach for managing our timberlands in a way that creates the greatest value for our company. The study considered many factors including, among others, land valuations, external and internal wood costs and future fiber requirements. We concluded that the most advantageous approach is to sell 60,000 acres of higher and better use, or HBU, properties in an orderly fashion. In some cases, low-cost, low-risk opportunities may exist to add value to some of these acres through entitlements. It is estimated that once all 60,000 HBU acres are sold, earnings will be adversely impacted by approximately $0.04 to $0.07 per share, but we believe that the expected proceeds from these planned sales will outweigh this increased cost. Currently, we intend to retain the pure timberland properties to mitigate the cost of replacing internally generated wood with outside sources. Execution of our Timberland Strategy is expected to take approximately two to four more years to complete and is estimated to provide pre-tax cash proceeds totaling in excess of $150 million, assuming, among other factors, acceptable market conditions and a carefully executed plan of disposition.

Raw Material and Energy  The following table provides an overview of the estimated amount of principal raw materials (“PRM”) to be used by each of our manufacturing facilities on an annual basis:

	Estimated
	Annual	Percent of
	Quantity	PRM
	(short tons)	Purchased

Specialty Papers
Spring Grove
Pulpwood	1,026,000	85%
Wood – and other pulps	40,000	100

Chillicothe
Pulpwood	1,164,000	100
Wood – and other pulps	36,000	100

Composite Fibers
Gernsbach
Wood – and other pulps	29,400	100
Abaca pulp	8,500	11
Synthetic fiber	2,350	100

Lydney
Wood – and other pulps	6,850	100
Abaca pulp	5,800	11
Synthetic fiber	2,040	100

Scaër
Wood pulp	2,150	100
Abaca pulp	1,840	11
Synthetic fiber	1,330	100

Philippines
Abaca fiber	18,000	100

Our Spring Grove mill is a vertically integrated operation producing approximately 85% of the annual pulp required for paper production. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. At December 31, 2006, we owned approximately 75,000 acres of timberlands. In addition to this source of pulpwood, we are committed, under a Supply Agreement expiring in 2011, to buy at market prices a minimum annual amount of pine pulpwood averaging 34,425 tons per annum over the eight-year term of the agreement. The pulpwood purchased under this agreement is to be harvested from land we sold in March 2003.

In addition to these sources, hardwoods are available within a relatively short distance of our mills. Softwoods are obtained primarily from Maryland, Delaware and Virginia. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.

Our Spring Grove, Pennsylvania facility generates 100% of the steam and electricity required for its operations. Principal fuel sources used by this facility are coal, recycled pulping chemicals, bark and wood waste, and oil. The facility consumes approximately 300,000 tons of coal annually. A new three year contract became effective January 1, 2007, which will increase our annual cost of coal by approximately $6 million.

The Spring Grove facility produces more electricity than it requires. Excess electricity is sold to the local power company under a fixed-price long-term co-generation contract expiring in 2010. Energy sales, net of costs, were $10.7 million in 2006, $10.1 million in 2005 and $10.0 million in 2004. The continuation of this revenue stream at these levels is dependent on our ability to negotiate a contract for periods beyond 2010. As discussed elsewhere in this report, we entered into a new three-year coal supply agreement beginning in January 2007. The increased cost of coal under this contract will adversely effect net revenue from energy sales.

Our Chillicothe mill is also a vertically integrated operation producing approximately 92% of its annual pulp requirements for paper production in 2006. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. Pulpwood is sourced externally at market prices. Both hardwoods and softwoods are sourced primarily from Ohio, West Virginia and Kentucky.

Our Chillicothe facility generates 100% of the steam and 85% of the electricity required for its operations. Principal fuel sources used by the Chillicothe facility are natural gas, coal, waste wood and black liquor, which is a byproduct of the pulp making process. The facility consumes approximately 900,000 MMBTUs of natural gas, 315,000 tons of coal and 300,000 tons of wastewood annually. Two new coal

GLATFELTER

supply agreements were executed in the fourth quarter of 2006 and expire in December 2007 and November 2008.

The Gernsbach, Scaër and Lydney facilities generate all of the steam required for their operations. The Gernsbach facility generated approximately 26% of its 2006 electricity needs and purchased the balance. The Scaër and Lydney facilities purchased all of their 2006 electric power requirements. Natural gas was used to produce substantially all internally generated energy at the Gernsbach, Scaër and Lydney facilities during 2006.

Our Philippines mill processes abaca fiber to produce a specialized pulp. This abaca pulp production provides a unique advantage by supplying a key raw material used by our Composite Fibers business unit. Events may arise from the relatively unstable political and economic environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the availability of abaca pulp for our Composite Fibers business unit. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We have approximately three months of abaca pulp supply available to us. In addition, we have established contingency plans for alternative sources of abaca pulp. However, the cost of obtaining abaca pulp from such alternative sources, if available, would likely be higher.

Based on information currently available, we believe that we will continue to have ready access, for the foreseeable future, to all principal raw materials used in the production of our products. The cost of our raw material is subject to change, including, but not limited to, costs of wood and pulp products and energy.

New Product Development  In order to keep up with our customers’ ever-changing needs, we are continually enhancing our product offerings through significant investment in product development activities, including product customizations developed in partnership or close collaboration with our customers. We invested approximately $8.0 million, $4.9 million and $5.2 million in 2006, 2005 and 2004, respectively, on product development. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 52%, 52% and 60% of net sales in the years ended 2006, 2005 and 2004, respectively. In determining revenue attributable to product development activities, we utilize an independently developed framework, which we believe to be generally accepted in the field of new product management. This framework categorizes products developed, enhanced or improved as those that (i) are new to the world, (ii) represent a product line new to our Company, (iii) are a new product within an existing product line, (iv) are a significant improvement of an existing product, (v) are repositioned into a new application or market, or (vi) are a lower cost alternative to an existing product of the Company and seen by our customers as a new offering. Approximately 42% of our revenue attributable to developed, enhanced or improved products come from products that fit within category (ii) and (iii), above.

Concentration of Customers  In 2006, 2005 and 2004, no single customer represented more than 10% of our consolidated net sales.

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

There are a number of companies in the United States that manufacture printing and converting papers. We believe we are the recognized leader in book publishing papers and compete in these markets with, among others, Domtar and Fraser. In the envelope sector we compete with, among others, International Paper, Domtar and Blue Ridge. In the carbonless paper and forms market, we compete with Appleton Papers. In our Specialty Papers engineered products markets and for the Composite Fibers business unit’s markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We compete with specialty divisions of large companies such as, among others, Ahlstrom, International Paper, MeadWestvaco, Sappi and Stora Enso. Service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

Despite the production capacity that has been removed, capacity in the worldwide uncoated free-sheet industry continues to exceed demand in recent years.

Environmental Matters  We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and

GLATFELTER

regulations, we have incurred substantial capital and operating expenditures in past years. For a discussion of environmental matters, see Item 8. – Financial Statements and Supplementary Data – Note 19.

Employees  The following table summarizes our workforce as of December 31, 2006:

	Employees
		Non-
Location	Union	Union	Total

U.S.
Corporate/Spring Grove	605	360	965
Chillicothe/Fremont	1,293	410	1,703

	1,898	770	2,668
International
Gernsbach, Germany	370	191	561
Scaër, France	80	47	127
Gloucestershire, UK (Lydney)	205	61	266
Philippines	52	30	82

	707	329	1,036

Total	2,605	1,099	3,704

Different locals of the United Steelworkers of America (USW), represent the hourly employees at our U.S. facilities.

A five-year labor agreement in Spring Grove will end in January 2008. Negotiations for a new contract will begin in the first half of 2007. The negotiation approach is expected to take the same collaborative approach as the last negotiation held in Spring Grove during 2002 due to the continued positive relationship with the employees.

The labor contract with the USW local unions representing the hourly employees at the newly acquired facility in Chillicothe Ohio expired on August 1, 2006. On November 10, 2006, a new 3-year contract was ratified across the multiple local unions.

Various unions represent employees at our European facilities. New labor agreements covering employees at the Gernsbach, Germany and Scaër, France facilities were entered into effective May 1, 2005 that provided for wage increase averaging 1.5% over a 22 month period ending March 2007. Employees at our Lydney mill participate in a national trade agreement pursuant to which we negotiate separate union agreements. Such agreements generally cover a one year period from February 1 to January 31. We expect to begin union negotiations in late March 2007.

Employees at our pulpmill in the Philippines are covered by a five-year labor agreement, which was negotiated at the end of 2002.

We consider the overall relationship with our employees to be satisfactory.

Available Information  Our investor relations website address is www.glatfelter.com/e/invesstock.asp. We make available on our site free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other related information as soon as reasonably practical after they are filed with the Securities and Exchange Commission. In addition, our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, Board of Directors and Executive Officers, Nominating, Audit and Compensation Committees of the Board of Directors and their respective Charters, Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We intend to satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by calling (717) 225-2724.

ITEM 1A.  RISK FACTORS

Risks Related to Our Business

Our business and financial performance may be adversely affected by downturns in the target markets that we serve.

Demand for our products in the markets we serve is primarily driven by consumption of the products we produce, which is most often affected by general economic conditions. In recent years, the global paper industry in which we compete has been adversely impacted by paper producing capacity exceeding the demand for products. Downturns in our target markets could result in decreased demand for our products. In particular, our business may be adversely affected during periods of economic weakness by the general softness in these target markets. Our results could be adversely affected if economic conditions weaken or fail to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. These conditions are beyond our ability to control and have had, and may continue to have, a significant impact on our sales and results of operations.

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

GLATFELTER

have generally varied by region and by product type. A sustained period of weak demand or excess supply would likely adversely affect pulp and paper prices. This could have a material adverse affect on our operating and financial results.

Our industry is highly competitive and increased competition could reduce our sales and profitability.

In recent years, the global paper industry in which we compete has been adversely affected by paper producing capacity exceeding the demand for products. As a result, the industry has taken steps to reduce underperforming capacity. However, slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a disadvantage.

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

We require access to sufficient and reasonably priced quantities of pulpwood, wood and other pulps, pulp substitutes, abaca fiber and certain other raw materials. Our Spring Grove facility is a vertically integrated manufacturing facility that generates approximately 85% of its annual pulp requirements. In addition, approximately 20% of its annual pulpwood requirements in 2006 were satisfied from company-owned timberlands. However, while our Chillicothe facility makes its own pulp, it purchases wood for use in its pulp mill. Our Philippine mill purchases abaca fiber to make pulp, which we use to manufacture our composite fiber products at our Gernsbach, Scaër and Lydney facilities.

Coal is a principal source of fuel for our Spring Grove facility. Beginning in 2007 a new three-year coal supply contract will increase our annual cost of coal by approximately $6 million.

Natural gas is the principal source of fuel for our Chillicothe and Composite Fibers’ business unit facilities. Natural gas prices have increased significantly in the United States since 2000 and reached record highs in 2006. Prices for natural gas are expected to remain volatile for the foreseeable future.

We may not be able to pass increased raw materials or energy prices on to our customers if the market will not bear the higher price or where existing agreements with our customers do not allow us to pass along these cost increases. If price adjustments significantly trail increases in raw materials or energy prices our operating results could be adversely affected.

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

GLATFELTER

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

We are also liable for the costs of clean-up related to the presence of polychlorinated biphenyls, or PCBs, in the lower Fox River on which our former Neenah, Wisconsin mill was located. We have financial reserves for environmental matters but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complicated and should be reviewed in context; please see a more detailed discussion of these matters in Item 8 – Financial Statements, Note 19.

  We may not achieve our anticipated synergies from our Chillicothe and Lydney acquisitions.

In 2006, we acquired Chillicothe and the Lydney mill. Inherent risks in business combinations such as these include the inability to successfully integrate the acquired production facility and its procurement, marketing and sales requirements, as well as information systems, finance and administration functions. With respect to Chillicothe, although in 2006 we have made progress transitioning book products, we cannot assure you that we will be able to successfully produce the products in a cost effective manner necessary to provide higher levels of return.

With respect to the Lydney mill, in December 2006, we received unconditional regulatory clearance for this acquisition and are in the process of implementing integration plans. However, we cannot assure you that these integration plans will be completed timely or that the full financial benefits of the acquisition will be realized.

Our inability to successfully execute the plans discussed above may adversely affect our relationships with customers, suppliers and employees. Accordingly, our financial results may be adversely affected.

  We have operations in a politically and economically unstable location.

We own and operate a pulp mill in the Philippines where the operating environment is unstable and subject to political unrest. Our Philippine pulp mill produces abaca pulp, a significant raw material used by our Composite Fibers business unit. Our Philippine pulp mill is currently the main provider of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp from alternative sources at a reasonable price or at all. As a consequence, any civil disturbance, unrest, political instability or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, revenues and operating results.

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

GLATFELTER

  Our international operations pose certain risks that may adversely impact sales and earnings.

We have significant operations and assets located in Germany, France, the United Kingdom, and the Philippines. Our international sales and operations are subject to a number of special risks, in addition to the risks of our domestic sales and operations, including differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, differing regulatory environments, difficulty in managing widespread operations and political instability and unrest. These factors may adversely affect our future profits. Also, in some foreign jurisdictions we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. Any such limitations would restrict our flexibility in using funds generated in those jurisdictions.

  Foreign currency exchange rate fluctuations could adversely affect our results of operations.

We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During 2006, Euro functional currency operations generated approximately 21% of our sales and 19.8% of operating expenses and British Pound Sterling operations represented 6.1% of net sales and 6.4% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

Our ability to maintain our products’ price competitiveness for our international operations is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar and other currencies may adversely impact our ability to offer products in certain markets at acceptable prices or our results of operations.

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

We may be unable to achieve expected proceeds from a sale of our timberlands.

One of our primary business strategies is to sell 60,000 acres of higher and better use, or HBU, properties over a two to four year period. Our ability to sell these timberlands for the expected price depends on market conditions, including the availability of similar properties for sale that would compete with our properties. As a result, we may be unable to generate the pre-tax proceeds of more than $150 million we expect from the sale of these timberlands. It is estimated that our pre-tax cost of fiber will increase when all HBU acres are sold. These costs could be higher than estimated which could adversely affect our financial results.

  Our indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes.

We have now and will continue to have, a significant amount of indebtedness. As of December 31, 2006, we had $64.8 million of indebtedness outstanding under our revolving credit facility, $96.0 million of indebtedness outstanding under our term loan facility, $200 million of indebtedness outstanding under our 7 1/8% fixed rate bonds and $34.0 million of indebtedness outstanding under our note payable to SunTrust. Our indebtedness could materially and adversely affect us in a number of ways. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the notes;

•	increase our vulnerability to adverse economic and industry conditions;

GLATFELTER

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a disadvantage compared to our competitors that have less debt; and

•	limit our ability to borrow additional funds, including for future acquisitions, to meet our operating expenses and for other purposes.

In addition, a substantial portion of our debt, including borrowings under our new credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

ITEM 2.	PROPERTIES

Our leased corporate offices are located in York, Pennsylvania. We own and operate paper mills located in Spring Grove, Pennsylvania; Chillicothe, Ohio; the United Kingdom; Gernsbach, Germany; and Scaër, France. In addition, we own and operate a pulp mill in the Philippines. Substantially all of the equipment used in our papermaking and related operations, with the exception of some leased vehicles, is also owned. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

The following table summarizes the estimated production capacity of each of our facilities:

Estimated Annual Production
Capacity (short tons)

Specialty Papers
Spring Grove	315,000	Uncoated
	66,000	Coated
Chillicothe	400,000	Uncoated
	7,500	Coated
Composite Fibers
Gernsbach	38,000	Lightweight
	11,400	Metallized
Scaër	6,100	Lightweight
Lydney	15,700	Lightweight
Philippines	12,240	Abaca pulp

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

The Chillicothe facility operates four paper machines which together yield a potential annual production capacity of uncoated and carbonless paper of approximately 400,000 tons. In addition, this location has produces 7,500 tons per year of other coated paper. This facility also includes a pulpmill that has a production capacity of approximately 955 tons of bleached pulp per day.

Our Philippines facility consists of a pulpmill that supplies a majority of the abaca pulp requirements of the Composite Fibers paper mills.

The Gernsbach facility includes five uncoated paper machines with an aggregate annual lightweight capacity of about 38,000 tons. In 2003, we rebuilt a paper machine with new state-of-the-art inclined wire technology. We believe this machine provides us greater flexibility and technological capabilities. The Gernsbach facility also has the capacity to produce 11,400 tons of metallized papers annually, using a lacquering machine and two metallizers. We purchase the base paper used to manufacture the metallized paper.

The Scaër facility operates two paper machines with an annual lightweight capacity of 6,100 tons and the Lydney facility operates three paper machines with an annual lightweight capacity of 15,700 tons.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data – Note 19.

GLATFELTER

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable – no matters were submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 1, 2007.

Name	Age	Office with the Company

George H. Glatfelter II	55	Chairman and Chief Executive Officer
Dante C. Parrini	42	Executive Vice President and Chief Operating Officer
John P. Jacunski	41	Senior Vice President and Chief Financial Officer
Timothy R. Hess	40	Vice President and General Manager, Specialty Papers Business Unit
Jeffrey J. Norton	48	Vice President, General Counsel and Secretary
Martin Rapp	47	Vice President and General Manager, Composite Fibers Business Unit
Mark A. Sullivan	52	Vice President Global Supply Chain
William T. Yanavitch II	46	Vice President Human Resources and Administration
David C. Elder	38	Corporate Controller and Chief Accounting Officer

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

Mr. Glatfelter serves as a director of Met-Pro Corporation.

Dante C. Parrini became Executive Vice President and Chief Operating Officer in February 2005. Prior to this, Mr. Parrini was Senior Vice President and General Manager, a position he held since January 2003. From December 2000 until January 2003, Mr. Parrini was Vice President – Sales and Marketing. From July 2000 to December 2000, he was Vice President – Sales and Marketing, Glatfelter Division and Corporate Strategic Marketing.

John P. Jacunski became Senior Vice President & Chief Financial Officer in July 2006. From October 2003 until July 2006, he was Vice President and Corporate Controller. Mr. Jacunski was previously Vice President and Chief Financial Officer at WCI Steel, Inc. from June 1999 to October 2003. From May 1995 to June 1999 he was WCI’s Corporate Controller. Prior to joining WCI, Mr. Jacunski was with KPMG, an international accounting and consulting firm, where he served in various capacities.

Timothy R. Hess has been Vice President and General Manager – Specialty Papers Business Unit since February 2006. Prior to this he was the Company’s Director of Specialty Papers Business Unit, a position he held since January 2004. From 1994 until January 2004, Mr. Hess held various technical, manufacturing, sales and business development positions with Glatfelter.

Jeffrey J. Norton joined us in May 2005 and serves as Vice President, General Counsel and Secretary. Prior to joining Glatfelter, Mr. Norton was with Exelon Corporation, a $15 billion energy corporation, for 14 years where he was Assistant General Counsel.

Martin Rapp joined Glatfelter in August 2006 and serves as Vice President and General Manager – Composite Fibers Business Unit. Prior to this Mr. Rapp was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002. From May 2000 until July 2002 Mr. Rapp was Partner and Managing Director of BonnConsult.

Mark A. Sullivan was appointed Vice President, Global Supply Chain in February 2005. Mr. Sullivan joined our company in December 2003, as Chief Procurement Officer. His experience includes a broad array of operations and supply chain management responsibilities during 20 years with the DuPont Company. He served with T-Mobile USA as an independent contractor during 2003, and Concur Technologies from 1999 until 2002.

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

David C. Elder became Corporate Controller and Chief Accounting Officer in July 2006 after joining the company in January 2006. Prior to joining the company, Mr. Elder was Corporate Controller for YORK International Corporation, a position he held since December 2003. Prior thereto, he was the Director, Financial Planning and Analysis for YORK International Corporation from August 2000 to December 2003.

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

Quarter	High	Low	Dividend

2006
Fourth	$15.95	$13.26	$0.09
Third	16.23	12.98	0.09
Second	19.84	14.45	0.09
First	18.65	13.12	0.09

2005
Fourth	$15.11	$12.41	$0.09
Third	14.92	12.00	0.09
Second	14.93	10.95	0.09
First	15.47	12.86	0.09

As of March 8, 2007, we had 1,726 shareholders of record. A number of the shareholders of record are nominees.

STOCK PERFORMANCE GRAPH

The following chart compares the yearly percentage change in the cumulative total return on our common stock during the five years ended December 31, 2006, with the cumulative total return on the S&P MidCap 400 Index and the Company’s Peer Group (1). The comparison assumes $100 was invested on December 31, 2001, in our common stock, and in each of the foregoing indices and assumes reinvestment of dividends.

1)  The Company’s Peer Group consists of companies in the same industry as the Company. The returns of each Company in the Peer Group have been weighted according to their respective stock market capitalization for purposes of arriving at the Peer Group average. The members of the Peer Group are as follows: Bowater, Inc., Chesapeake Corporation, MeadWestvaco Corporation, Pope and Talbot, Inc., Potlatch Corporation, Schweitzer-Mauduit International, Inc., and Wausau Mosinee Paper Mills Corporation. Certain of the comparable companies are included in the S&P MidCap 400, and therefore are represented in both indices in the performance chart.

GLATFELTER

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Consolidated Financial Data

As of or for the year ended December 31
In thousands, except per share	2006	2005	2004	2003	2002

Net sales	$986,411	$579,121	$543,524	$533,193	$540,347
Energy sales, net	10,726	10,078	9,953	10,040	9,814

Total revenue	997,137	589,199	553,477	543,233	550,161
Shutdown and restructuring charges and unusual items	(30,318)	(1,564)	(20,375)	(24,995)	(2,241)
Gains on dispositions of plant, equipment and timberlands	17,394	22,053	58,509	32,334	1,304
Gains from insurance recoveries	205	20,151	32,785	–	–
Income (loss) from continuing operations	(12,236)	38,609	56,102	12,986	37,637
Income (loss) per share from continuing operations
Basic	(0.27)	0.88	1.28	0.30	0.87
Diluted	(0.27)	0.87	1.27	0.30	0.86
Total assets	1,225,643	1,044,977	1,052,270	1,027,019	953,202
Total debt	397,613	207,073	211,227	254,275	220,532
Shareholders’ equity	388,368	432,312	420,370	371,431	373,833
Cash dividends declared per common share	0.36	0.36	0.36	0.53	0.70

1.	The above Summary of Selected Consolidated Financial Data, and the comparability thereof, includes the impact of certain charges and gains from asset dispositions and insurance recoveries. For a discussion of these items that affect the comparability of this information, see Item 8 – Financial Statements and Supplemental Data Notes 4 to 6.

GLATFELTER

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements  This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Specialty Papers and Composite Fibers;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to successfully integrate the operations of the recently acquired Chillicothe and Lydney facilities;

vi.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located; and the costs of environmental matters at our former Ecusta Division mill;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	adverse results in litigation;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	our ability to successfully execute our timberland strategy to realize the value of our timberlands; and

xiv.	our ability to finance, consummate and integrate future acquisitions.

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

Overview  Our results of operations for 2006 reflect stronger market conditions in each of our business units when compared with 2005. Domestically, the Specialty Papers business unit’s results in the comparison are positively influenced by additional volumes associated with the April 2006 Chillicothe acquisition and improved selling prices. However, input costs in 2006 are higher, primarily energy and raw material costs.

Our Composite Fibers business unit’s results have also been positively influenced by additional volumes associated with the Lydney acquisition as well as improved demand across all of this unit’s product categories. Average selling prices, however, have remained flat to lower in the comparison.

GLATFELTER

The analysis of our financial results for 2006 reflects the following significant items:

1)	We completed the $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006. This mill’s revenue in 2005 was approximately $75 million;

2)	On April 3, 2006, we completed the acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation with 2005 revenue of $441.5 million, for $83.3 million in cash;

3)	In April 2006, we refinanced our bank credit facility with a $100 million term loan and a $200 million revolving credit facility in addition to the issuance of $200 million 7 1/8% bonds to replace our $150 million 6 7/8% notes due July 2007;

4)	On June 30, 2006, we ceased production at our Neenah, WI facility and recorded shutdown related charges totaling $54.4 million;

5)	We incurred acquisition integration costs totaling $13.6 million in connection with the Chillicothe and Lydney acquisitions; and

6)	During 2006, we sold 5,923 acres of timberland for aggregate proceeds of $17.1 million.

RESULTS OF OPERATIONS

2006 versus 2005

The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands, except per share	2006	2005

Net sales	$986,411	$579,121
Gross profit	105,294	97,176
Operating income	94	70,183
Net income (loss)	(12,236)	38,609
Earnings (loss) per diluted share	(0.27)	0.87

The consolidated results of operations for the years ended December 31, 2006 and 2005 include the following significant items:

	After-tax
In thousands, except per share	Income (loss)	Diluted EPS

2006
Gains on sale of timberlands	$8,812	$0.20
Shutdown and restructuring charges	(35,212)	(0.79)
Acquisition integration costs	(8,647)	(0.19)
Debt redemption premium	(1,820)	(0.04)
Insurance recoveries	130	—
2005
Gains on sale of timberlands	11,258	0.26
Insurance recoveries	12,719	0.29
Restructuring charges	(1,017)	(0.02)

These items decreased earnings by $36.7 million, or $0.82 per diluted share in 2006. Comparatively, the items identified above positively affected earnings in 2005 by $23.0 million, or $0.53 per diluted share.

Business Units  Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or included in “Other and Unallocated” in the following table. Certain prior period information has been reclassified to conform to the current period presentation.

Management evaluates business unit results of operations before non-cash pension income, shutdown and restructuring related charges, acquisition integration costs, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

Business Unit Performance	Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$693,660	$380,923	$292,751	$198,137	$–	$61	$986,411	$579,121
Energy sales, net	10,726	10,078	–	–	–	–	10,726	10,078

Total revenue	704,386	391,001	292,751	$198,137	–	61	997,137	589,199
Cost of products sold	635,143	340,629	246,797	166,153	9,903	(14,759)	891,843	492,023

Gross profit (loss)	69,243	50,372	45,954	31,984	(9,903)	14,820	105,294	97,176
SG&A	50,285	39,876	28,458	21,282	13,738	6,475	92,481	67,633
Shutdown and restructuring charges	–	–	–	–	30,318	1,564	30,318	1,564
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(17,394)	(22,053)	(17,394)	(22,053)
Gain on insurance recoveries	–	–	–	–	(205)	(20,151)	(205)	(20,151)

Total operating income (loss)	18,958	10,496	17,496	10,702	(36,360)	48,985	94	70,183
Nonoperating income (expense)	–	–	–	–	(22,322)	(10,043)	(22,322)	(10,043)

Income (loss) before income taxes	$18,958	$10,496	$17,496	$10,702	$(58,682)	$38,942	$(22,228)	$60,140

Supplementary Data
Net tons sold	653,734	450,900	68,148	47,669	10	24	721,892	498,593
Depreciation expense	$32,824	$35,781	$17,197	$14,866	$–	$–	$50,021	$50,647

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2006	2005	Change

Net sales	$986,411	$579,121	$407,290
Energy sales – net	10,726	10,078	648

Total revenues	997,137	589,199	407,938
Costs of products sold	891,843	492,023	399,820

Gross profit	$105,294	$97,176	$8,118

Gross profit as a percent of Net sales	10.7%	16.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2006	2005

Business Unit
Specialty Papers	70.3%	65.8%
Composite Fibers	29.7	34.2

Total	100.0%	100.0%

Net sales totaled $986.4 million for the year ended December 31, 2006, an increase of $407.3 million, or 70.3%, compared to the same period a year ago. Net sales from the acquisition of Chillicothe’s carbonless and forms business and the Lydney mill totaled $329.9 million. These acquisitions are reported in the Specialty Papers and Composite Fibers business units, respectively. Organic growth was driven by a 4.0% increase in volume and $21.3 million from higher average selling prices in the Specialty Papers business unit. Excluding results of the Lydney mill, Composite Fibers’ volumes shipped increased 15.6%. The translation of foreign currencies unfavorably impacted this business unit’s net sales by $2.5 million and average selling prices declined $3.5 million compared to the same period a year ago.

In connection with the Chillicothe acquisition, we permanently shutdown our Neenah, WI facility. Products previously manufactured at the Neenah facility have been transferred to Chillicothe. The results of operations for 2006 include related pre-tax charges of $54.4 million, of which $25.4 million is reflected in the consolidated income statement as components of cost of products sold and $29.0 million is reflected as “Shutdown and restructuring charges.”

Costs of products sold totaled $891.8 million for 2006, an increase of $399.8 million compared with the previous year As discussed above, the 2006 costs of products sold includes a $25.4 million charge for inventory write-downs and accelerated depreciation on property and equipment abandoned in connection with the Neenah shutdown.

In addition to the shutdown charges, the increase in costs of products sold was primarily due to the inclusion of the Chillicothe and Lydney acquisitions and the effect of increased shipping volumes. In addition, higher raw material and energy prices increased costs of products sold by approximately $12.1 million.

Non-Cash Pension Income  Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income, before the curtailment charges recorded in connection with the Neenah shutdown during 2006:

	Year Ended December 31
In thousands	2006	2005	Change

Recorded as:
Costs of products sold	$15,480	$14,844	$636
SG&A expense	1,513	1,673	(160)

Total	$16,993	$16,517	$476

Selling, general and administrative (“SG&A”) expenses totaled $92.5 million in 2006 compared to $67.6 million a year ago. The increase was due to $13.6 million of acquisition integration costs and $16.2 million from the inclusion of the Chillicothe and Lydney acquisitions in the current period’s results of operations. SG&A expenses in 2005 included a

GLATFELTER

$2.7 million charge for certain matters related to our former Ecusta division. In addition, the comparison was favorably affected by lower professional and legal fees in the period to period comparison.

Gain on Sales of Plant, Equipment and Timberlands  During 2006, 2005 and 2004, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain

2006
Timberlands	5,923	$17,130	$15,677
Other	n/a	3,941	1,717

Total		$21,071	$17,394

2005
Timberlands	2,488	$21,000	$20,327
Other	n/a	1,778	1,726

Total		$22,778	$22,053

2004
Timberlands	4,482	$56,586	$55,355
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	724	600

Total		$60,171	$58,509

Insurance Recoveries  During the 2006 and 2005, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $0.2 million in 2006 and $20.2 million in 2005. All recoveries were received in cash prior to the end of the applicable period.

Shutdown and Restructuring Charges – Neenah Facility Shutdown  As of June 30, 2006 we permanently shutdown our Neenah facility. The charge incurred in connection with this action was recorded as follows:

Year Ended
December 31,
In thousands	2006

Recorded as:
Costs of products sold	$25,371
Shutdown and restructuring charge	29,074

Total	$54,445

The following table summarizes shutdown reserve activity during 2006:

			Less
			non-cash-
			charges
	Beg.	Amount	and cash
In thousands	balance	Accrued	payments	Balance

Non-cash charges
Accelerated depreciation	$–	$22,466	$(22,466)	$–
Inventory write-down	–	2,905	(2,905)	–
Pension curtailments and other retirement benefit charges	–	7,675	(7,675)	–

Total non cash charges	–	33,046	(33,046)	–
Cash charges
Severance and benefit continuation	–	7,653	(6,026)	1,627
Contract termination costs	–	11,367	(11,367)	–
Other	–	2,379	(1,229)	1,150

Total cash charges	–	21,399	(18,622)	2,777

Total	$–	$54,445	$(51,668)	$2,777

The Neenah facility supported our Specialty Papers business unit. Shutdown of this facility resulted in the elimination of approximately 200 positions. We do not expect any material additional shutdown related charges in 2007.

As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the agreement, resulting in a termination fee of approximately $11.4 million.

The results of operations for 2006 and 2005, also include $1.2 million and $1.6 million, respectively, of charges related to the European Restructuring and Optimization (EURO) Program.

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

Income taxes  In 2006 we recorded an income tax benefit at an effective rate of 45.0% compared to an income tax provision at an effective rate of 35.8%. The beneficial higher effective tax rate in 2006 was primarily due to the effect of state tax law changes and the effect of tax credits, partially offset by the resolution of certain tax matters.

Foreign Currency  We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During 2006, Euro functional currency operations generated approximately 21.0% of our sales and 19.8% of operating expenses and British Pound Sterling operations represented 6.1% of net sales and 6.4% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the effect from foreign currency translation on 2006 reported results compared to 2005:

Year Ended
In thousands	December 31

Favorable
(unfavorable)

Net sales	$2,455
Costs of products sold	(4,045)
SG&A expenses	(258)
Income taxes and other	37

Net loss	$(1,811)

GLATFELTER

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

RESULTS OF OPERATIONS

2005 versus 2004

The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands	2005	2004

Net sales	$579,121	$543,524
Gross profit	97,176	92,414
Operating income	70,183	103,394
Net income	38,609	56,102
Earnings per diluted share	0.87	1.27

The consolidated results of operations for the years ended December 31, 2005 and 2004 include the following significant items:

	After-tax
In thousands, except per share	Income (loss)	Diluted EPS

2005
Gains on sale of timberlands	$11,258	$0.26
Insurance recoveries	12,719	0.29
Restructuring charges	(1,017)	(0.02)
2004
Gains on sale of timberlands and corporate aircraft	$34,151	$0.78
Insurance recoveries	21,310	0.48
Restructuring charges	(12,723)	(0.29)

The above items increased earnings from continuing operations by $23.0 million, or $0.52 per diluted share in 2005, and by $42.7 million, or $0.97 per diluted share, in 2004.

Business Units  The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2005	2004	2005	2004	2005	2004	2005	2004

Net sales	$380,923	$337,436	$198,137	$205,232	$61	$856	$579,121	$543,524
Energy sales, net	10,078	9,953	–	–	–	–	10,078	9,953

Total revenue	391,001	347,389	198,137	205,232	61	856	589,199	553,477
Cost of products sold	340,629	312,136	166,153	163,843	(14,759)	(14,916)	492,023	461,063

Gross profit	50,372	35,253	31,984	41,389	14,820	15,772	97,176	92,414
SG&A	39,876	36,617	21,282	23,067	6,475	255	67,633	59,939
Restructuring charges	–	–	–	–	1,564	20,375	1,564	20,375
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(22,053)	(58,509)	(22,053)	(58,509)
Gain on insurance recoveries	–	–	–	–	(20,151)	(32,785)	(20,151)	(32,785)

Total operating income (loss)	10,496	(1,364)	10,702	18,322	48,985	86,436	70,183	103,394
Nonoperating income (expense)	–	–	–	–	(10,043)	(12,631)	(10,043)	(12,631)

Income (loss) from continuing operations before income taxes	$10,496	$(1,364)	$10,702	$18,322	$38,942	$73,805	$60,140	$90,763

Supplementary Data
Net tons sold	450,900	421,504	47,669	48,528	24	390	498,593	470,422
Depreciation expense	$35,781	$37,186	$14,866	$14,412	–	–	$50,647	$51,598

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2005	2004	Change

Net sales	$579,121	$543,524	$35,597
Energy sales – net	10,078	9,953	125

Total revenues	589,199	553,477	35,722
Costs of products sold	492,023	461,063	30,960

Gross profit	$97,176	$92,414	$4,762

Gross profit as a percent of Net sales	16.8%	17.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year Ended
	December 31
	2005	2004

Business Unit
Specialty Papers	65.8%	62.1%
Composite Fibers	34.2	37.8
Tobacco Papers	–	0.1

Total	100.0%	100.0%

Net sales totaled $579.1 million in 2005, an increase of $35.6 million, or 6.6%, compared to a year ago. This growth was primarily driven by strengthened product pricing and a 7.0% increase in volumes shipped in the Specialty Papers business unit compared with the same period of 2004. Higher pricing for Specialty Papers’ products increased revenue by $17.6 million compared to 2004. Composite Fibers’ volumes shipped declined approximately 1.8% and lower selling prices, on a constant currency basis, decreased revenue by $7.4 million. Costs of products sold increased $31.0 million in the comparison. In addition to the effect of increased shipping volumes, higher raw material and energy prices increased costs of products sold by approximately $11.1 million. Lower labor costs realized from the 2004 North American Restructuring Program were substantially offset by higher spending on supplies and maintenance and by the impact of significant market related downtime in the Composite Fibers business unit.

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

Restructuring Charges  In 2005 we announced the EURO Program, a comprehensive series of initiatives designed to improve the performance of our Composite Fibers business unit. In the fourth quarter of 2005 we recorded restructuring charges totaling $1.6 million associated with the related work force efficiency plans at the Gernsbach, Germany facility. This charge reflects severance, early retirement and related costs for the 55 effected employees. We expect to incur cash out lays in this amount over the next 24 month period.

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

	Year Ended
	December 31
In thousands	2006	2005

Cash and cash equivalents at beginning of period	$57,442	$39,951
Cash provided by (used for)
Operating activities	(28,427)	42,868
Investing activities	(181,831)	(8,029)
Financing activities	173,388	(15,158)
Effect of exchange rate changes on cash	1,413	(2,190)

Net cash (used) provided	(35,457)	17,491

Cash and cash equivalents at end of period	$21,985	$57,442

During 2006, operations used $28.4 million of cash compared to $42.9 million of cash provided by operating activities in the prior year. The change in the comparison was primarily due $20.0 million of lower insurance recoveries in the year-to-year, the use of $21.7 million to settle a cross currency rate swap that matured in June 2006, $22.4 million used for working capital associated with the Lydney acquisition, $18.6 million of Neenah shutdown related payments made during 2006, partially offset by improved earnings from operations.

The changes in investing cash flows primarily reflect the use of approximately $158.4 million to fund the Chillicothe and Lydney mill acquisitions and increased capital expenditures of $13.4 million. The acquisitions were financed with borrowings under our revolving credit facility and new term loan.

During 2006 and 2005, cash dividends paid on common stock totaled approximately $16.0 million and $15.8 million. Our Board of Directors determines what,

GLATFELTER

if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

As more fully discussed in Item 8 – Financial Statements, Note 17, on April 3, 2006 we refinanced the revolving credit facility set forth in the table below. The significant terms of the new credit facility are also set forth therein. In addition, on April 28, 2006, we completed a private placement offering of $200 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. We used the net proceeds to redeem $150 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest. The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2006	2005

Revolving credit facility, due April 2011	$64,795	$–
Term Loan, due April 2011	96,000	–
Revolving credit facility, due June 2006	–	19,650
7 1/8% Notes, due May 2016	200,000	–
6 7/8% Notes, due July 2007	–	150,000
Note payable – SunTrust, due March 2008	34,000	34,000

Total long-term debt	394,795	203,650
Less current portion	(19,500)	(19,650)

Long-term debt, excluding current portion	$375,295	$184,000

The significant terms of the debt obligations are set forth in Item 8 – Financial Statements and Supplementary Data, Note 17.

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

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sales of timberland, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 8 – Financial Statements and Supplementary Data – Note 19, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements  As of December 31, 2006 and 2005, we had not entered into any off-balance-sheet arrangements. A financial derivative instrument to which we are a party and guarantees of indebtedness, which solely consists of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations  The following table sets forth contractual obligations as of December 31, 2006.

		Payments Due During the Year
		Ended December 31,
			2008 to	2010 to	2012 and
In thousands	Total	2007	2009	2011	beyond

Long-term debt (1)	$562,275	$44,649	$119,331	$136,545	$261,750
Operating leases (2)	18,699	3,539	5,102	1,973	8,085
Purchase obligations (3)	63,651	45,733	17,778	140	–
Other long term obligations (4)	103,410	8,850	16,596	18,290	59,674

Total	$748,035	$102,771	$158,807	$156,948	$329,509

(1)	Represents principal and interest payments due on long-term debt. We have $200 million of debt maturing in May 2016 and bearing a fixed rate of interest at 7 1/8%, payable semiannually, $34 million note maturing in March 2008 and bearing a fixed rate of interest of 3.82%. In addition, at December 31, 2006, $65 million was outstanding under our revolving credit facility and $96 million was outstanding under a term loan. Both the revolving credit facility and the term loan bear a variable interest rate (6.20% as of December 31, 2006) and mature in April 2011.
(2)	Represents rental agreements for various land, buildings, and computer and office equipment.
(3)	Represents open purchase order commitments and other obligations, primarily for pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2006 or expectations based on historical experience and/or current market conditions.
(4)	Represents expected benefits to be paid pursuant to medical retirement plans and nonqualified pension plans over the next ten years.

GLATFELTER

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

GLATFELTER

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At December 31, 2006

Dollars in thousands	2007	2008	2009	2010	2011	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$204,980
At fixed interest rates – SunTrust Note	34,000	8,500	–	–	–	34,000	32,914
At variable interest rates	149,983	134,545	114,858	92,358	19,574	160,795	160,795

Weighted-average interest rate						$394,795	$398,689
On fixed interest rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable interest rate debt – SunTrust Note	3.82	3.82	—	—	—
On variable interest rate debt	6.20	6.19	6.19	6.18	6.17

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2006, we had long-term debt outstanding of $394.8 million, of which $160.8 million or 40.7% was at variable interest rates.

The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At December 31, 2006, the interest rate paid was 6.20%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.6 million.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During 2006, Euro functional currency operations generated approximately 21% of our sales and 19.8% of operating expenses and British Pound Sterling operations represented 6.1% of net sales and 6.4% of operating expenses.

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We excluded from our assessment the internal control over financial reporting at the Lydney and Chillicothe facilities, which were acquired on March 13, 2006, and April 3, 2006, respectively, and whose total assets constitute a combined 24% of total assets, and which represented a combined 33% percent of total net sales, of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

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

GLATFELTER

REPORT OF INDEPENDENT REGISTERED  PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
  P. H. Glatfelter Company

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that P. H. Glatfelter and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Lydney and Chillicothe facilities, which were acquired on March 13, 2006, and April 3, 2006, respectively, and whose total assets constitute a combined 24% of total assets, and which represented a combined 33% percent of total net sales, of the consolidated financial statement amounts as of and for the year ended December 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at the Lydney and Chillicothe facilities. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2006, of the Company and our report dated March 15, 2007, expressed an unqualified opinion on these financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 15, 2007

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 15, 2007

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share amounts	2006	2005	2004

Net sales	$986,411	$579,121	$543,524
Energy sales – net	10,726	10,078	9,953

Total revenues	997,137	589,199	553,477
Costs of products sold	891,843	492,023	461,063

Gross profit	105,294	97,176	92,414

Selling, general and administrative expenses	92,481	67,633	59,939
Shutdown and restructuring charges	30,318	1,564	20,375
Gains on disposition of plant, equipment and timberlands, net	(17,394)	(22,053)	(58,509)
Insurance recoveries	(205)	(20,151)	(32,785)

Operating income	94	70,183	103,394
Other nonoperating income (expense)
Interest expense	(24,453)	(13,083)	(13,385)
Interest income	3,132	2,012	2,012
Other – net	(1,001)	1,028	(1,258)

Total other nonoperating expense	(22,322)	(10,043)	(12,631)

Income (loss) before income taxes	(22,228)	60,140	90,763
Income tax provision (benefit)	(9,992)	21,531	34,661

Net income (loss)	$(12,236)	$38,609	$56,102

Weighted average shares outstanding
Basic	44,584	44,013	43,856
Diluted	44,584	44,343	44,023

Earnings (loss) Per Share
Basic	$(0.27)	$0.88	$1.28
Diluted	(0.27)	0.87	1.27

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2006	2005

Assets
Current assets
Cash and cash equivalents	$21,985	$57,442
Accounts receivable (less allowance for doubtful accounts: 2006 – $3,613; 2005 – $931)	128,255	62,524
Inventories	192,281	81,248
Prepaid expenses and other current assets	32,517	22,343

Total current assets	375,038	223,557
Plant, equipment and timberlands – net	528,867	478,828

Other assets	321,738	342,592

Total assets	$1,225,643	$1,044,977

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$19,500	$19,650
Short-term debt	2,818	3,423
Accounts payable	86,488	31,132
Dividends payable	4,035	3,972
Environmental liabilities	5,489	7,575
Other current liabilities	74,960	74,126

Total current liabilities	193,290	139,878

Long-term debt	375,295	184,000
Deferred income taxes	182,659	206,269

Other long-term liabilities	86,031	82,518

Total liabilities	837,275	612,665

Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2006 – 9,540,770; 2005 – 10,229,734)	544	544
Capital in excess of par value	42,288	43,450
Retained earnings	519,489	547,810
Deferred compensation	–	(2,295)
Accumulated other comprehensive loss	(32,337)	(5,343)

	529,984	584,166
Less cost of common stock in treasury	(141,616)	(151,854)

Total shareholders’ equity	388,368	432,312

Total liabilities and shareholders’ equity	$1,225,643	$1,044,977

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P.H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2006	2005	2004

Operating activities
Net income (loss)	$(12,236)	$38,609	$56,102
Adjustments to reconcile to net cash (used) provided by operations:
Depreciation, depletion and amortization	50,021	50,647	51,598
Pension income	(16,993)	(16,517)	(17,342)
Restructuring charges and unusual items	37,066	1,564	16,483
Deferred income tax provision	(12,726)	3,020	17,364
Gains on dispositions of plant, equipment and timberlands, net	(17,394)	(22,053)	(58,509)
Share-based compensation	2,335	630	655
Change in operating assets and liabilities
Accounts receivable	(17,622)	(5,876)	470
Inventories	(8,869)	(6,195)	(4,276)
Other assets and prepaid expenses	4,413	3,995	(12,721)
Liabilities	(36,422)	(4,956)	(10,240)

Net cash (used) provided by operations	(28,427)	42,868	39,584
Investing activities
Purchase of plant, equipment and timberlands	(44,460)	(31,024)	(18,587)
Proceeds from disposal of plant, equipment and timberlands	21,071	22,450	60,171
Proceeds from sale of subsidiary, net of cash divested	–	545	525
Acquisition of Chillicothe	(89,217)	–	–
Acquisition of Glatfelter – UK (Lydney)	(69,225)	–	–

Net cash (used) provided by investing activities	(181,831)	(8,029)	42,109
Financing activities
Net proceeds from (repayments of) revolving credit facility	42,527	(733)	(44,888)
Net proceeds from $100 million term loan facility	94,829	–	–
Net proceeds from $200 million 7 1/8% note offering	196,440	–	–
Repayment of $150 million 6 7/8% notes	(152,675)	–	–
Payment of dividends	(16,023)	(15,839)	(15,782)
Proceeds from stock options exercised	7,498	1,414	917
Tax benefit of stock options exercised	792	–	–

Net cash provided (used) by financing activities	173,388	(15,158)	(59,753)
Effect of exchange rate changes on cash	1,413	(2,190)	2,445

Net increase (decrease) in cash and cash equivalents	(35,457)	17,491	24,385
Cash and cash equivalents at the beginning of period	57,442	39,951	15,566

Cash and cash equivalents at the end of period	$21,985	$57,442	$39,951

Supplemental cash flow information
Cash paid for
Interest	$26,218	$12,378	$11,713
Income taxes	17,579	17,443	3,256

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004

					Accumulated
		Capital in		Deferred	Other		Total
	Common	Excess of	Retained	Compen-	Comprehensive	Treasury	Shareholders’
In thousands, except shares outstanding	Stock	Par Value	Earnings	sation	Income (Loss)	Stock	Equity

Balance at January 1, 2004	$544	$40,469	$484,756	$–	$2,690	$(157,028)	$371,431
Net income			56,102				56,102
Other comprehensive income
Foreign currency translation adjustments					6,078

Other comprehensive income					6,078		6,078

Comprehensive income							62,180
Tax effect on employee stock options exercised		38					38
Cash dividends declared			(15,802)				(15,802)
Issuance of restricted stock units, net		1,725		(1,275)			450
Delivery of treasury shares
Performance shares		(57)				275	218
401(k) plans		(170)				1,015	845
Director compensation		(12)				105	93
Employee stock options exercised – net		(165)				1,082	917

Balance at December 31, 2004	544	41,828	525,056	(1,275)	8,768	(154,551)	420,370
Net income			38,609				38,609
Other comprehensive income
Foreign currency translation adjustments					(9,619)
Additional minimum pension liability, net of tax benefits of $2,831					(4,492)

Other comprehensive income					(14,111)		(14,111)

Comprehensive income							24,498
Tax effect on employee stock options exercised		76					76
Cash dividends declared			(15,855)				(15,855)
Issuance of restricted stock units, net		1,894		(1,020)			874
Delivery of treasury shares
Restricted stock awards
401(k) plans		(84)				917	833
Director compensation		(21)				123	102
Employee stock options exercised – net		(243)				1,657	1,414

Balance at December 31, 2005	544	43,450	547,810	(2,295)	(5,343)	(151,854)	432,312
Net loss			(12,236)				(12,236)
Foreign currency translation adjustments					12,343
Adjustment to minimum pension liability prior to adoption of SFAS No. 158					583

Other comprehensive income					12,926		12,926

Comprehensive income							690
Reversal of minimum pension liability under SFAS No. 158					3,909		3,909
Additional net pension liability, net of tax benefit of $27,318					(43,829)		(43,829)
Adoption of SFAS No. 123(R)		(2,295)		2,295
Tax effect on employee stock options exercised		792					792
Cash dividends declared			(16,085)				(16,085)
Share-based compensation expense – RSU		1,107					1,107
Delivery of treasury shares
Performance Shares		7				200	207
401(k) plans		46				1,608	1,654
Director compensation		8				105	113
Employee stock options exercised – net		(827)				8,325	7,498

Balance at December 31, 2006	$544	$42,288	$519,489	$–	$(32,337)	$(141,616)	$388,368

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gloucestershire, the United Kingdom; Gernsbach, Germany; Scaër, France and the Philippines. Our products are marketed throughout the United States and in over 80 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.

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

Plant, Equipment and Timberlands  For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. For income taxes purposes, depreciation is primarily calculated using accelerated methods over lives established by statute or U.S. Treasury Department procedures. Provision is made for deferred income taxes applicable to this difference.

The range of estimated service lives used to calculate financial reporting depreciation for principal items of plant and equipment are as follows:

Buildings	10 – 45 Years
Machinery and equipment	7 – 35 Years
Other	4 – 40 Years

Maintenance and Repairs  Maintenance and repairs costs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the net carrying value is eliminated and any resultant gain or loss is included in income.

Valuation of Long-lived Assets and Goodwill  We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Goodwill is reviewed for impairment on a discounted cash flow basis at least annually. Impairment losses, if any, are recognized for the amount by which the carrying value of the asset exceeds its fair value.

Asset Retirement Obligations – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, as interpreted by Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (“FIN No. 47”), we accrue asset retirement obligations, if any, in the period in which obligations relating to future asset retirements are incurred. Under these standards, costs are to be accrued at estimated fair value, and a related long-lived asset is capitalized. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset for which the obligation exists. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated. At December 31, 2006, we do not have any obligations required to be accrued under FIN No. 47.

Income Taxes  Income taxes are determined using asset and the liability method of accounting for

GLATFELTER

income taxes in accordance with SFAS No. 109 (“SFAS No. 109”). Under SFAS No. 109, tax expense includes US and international income taxes plus the provision for US taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. The Company establishes a valuation allowance for deferred tax assets for which realization is not likely.

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

Revenue Recognition  We recognize revenue on product sales when the customer takes title and assumes the risks and rewards of ownership. We record revenue net of an allowance for customer returns and rebates.

Revenue from energy sales is recognized when electricity is delivered to the customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Costs netted against energy sales totaled $8.4 million, $7.3 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

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

Accumulated Other Comprehensive Income  The amounts reported on the consolidated Statement of Shareholders’ Equity for other Comprehensive income consist of $43.8 million of additional pension liability and $11.5 million of gains from foreign currency translation adjustments, net of tax.

Stock-based Compensation  Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” utilizing the modified prospective method. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The adoption of SFAS No. 123(R) did not have a material effect on our consolidated results of operation or financial position.

Pro Forma Information  No compensation expense has been recognized for the issuance of non-qualified stock options. No stock options were granted in 2006 or 2005. The weighted-average grant-date fair value of options granted during 2004 was $3.31.

The fair value of each option on the date of grant was estimated using the Black-Scholes option-pricing model using the following weighted-average assumptions:

	2004

Risk-free interest rate	4.50%
Expected dividend yield	3.17
Expected volatility	35.00
Expected life	6	.5 yrs

GLATFELTER

The following table sets forth pro forma information as if compensation expense for all stock-based compensation had been determined consistent with the fair value method of SFAS No. 123.

	Year Ended December 31
In thousands, except per share	2005	2004

Net income as reported	$38,609	$56,102
Add: stock-based compensation expense included in reported net income, net of tax	757	16
Less: stock-based compensation expense determined under fair value based method for all awards, net of tax	(786)	(339)

Pro forma	$38,580	$55,779

Basic earnings per share
Reported	$0.88	$1.28
Pro forma	0.88	1.27
Diluted earnings per share
Reported	0.87	1.27
Pro forma	0.87	1.27

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

Fair Value of Financial Instruments  The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	2006		2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$394,795	$398,689	$203,650	$206,652

3.  RECENT PRONOUNCEMENTS

Effective December 31, 2006 we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 97, 88, 106, and 132(R)”, (“SFAS No. 158”) which requires entities to recognize the over funded or under funded status of pension plans and other post retirement benefit plans. In the year of adoption, the effect of recognizing additional liabilities is effected through a charge to accumulated other comprehensive income. Accordingly, the accompanying financial statements include an after tax charge of $43.8 million to adopt SFAS No. 158.

The following table provides a breakdown of the incremental effect of applying this statement on individual line items in the consolidated balance sheet at December 31, 2006:

		Effect	After
	Before	of	adoption
	SFAS	SFAS	of SFAS
In millions	No. 158	No. 158	No. 158

Other assets	$371.4	$(49.7)	$321.7

Other long-term liabilities	$71.9	$14.1	$86.0
Deferred income taxes	206.6	(23.9)	182.7
Accumulated other comprehensive loss	7.6	(39.9)	(32.3)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which will become effective for the Company on January 1, 2007. The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Upon adoption, management estimates that a cumulative effect adjustment of approximately $3 million to $5 million will be charged to retained earnings to increase reserves for uncertain tax positions, which is subject to revision as we complete our analysis.

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

4.	ACQUISITIONS

Lydney  On March 8, 2006, we entered into a definitive agreement to acquire, through Glatfelter-UK Limited (“GLT-UK”), a wholly-owned subsidiary, certain assets and liabilities of J R Crompton Limited
(“Crompton”), a global supplier of wet laid non-woven products based in Manchester, United Kingdom. On February 7, 2006, Crompton was placed into Administration, the U.K. equivalent of bankruptcy.

Effective March 13, 2006, we completed our purchase of Crompton’s Lydney mill and related

GLATFELTER

inventory, located in Gloucestershire, UK for £37.5 million (US $65.0 million) in cash in addition to $4.2 million of transaction costs. The Lydney facility employs about 240 people, produces a broad portfolio of wet laid non-woven products, including tea and coffee filter papers, clean room wipes, lens tissue, dye filter paper, double-sided adhesive tape substrates and battery grid pasting tissue, and had 2005 revenues of approximately £43 million (US $75 million). The purchase price was financed with existing cash balances and borrowings under our credit facility.

Pursuant to the terms of the agreement, the Company has guaranteed all of the obligations of GLT-UK thereunder.

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Inventory	$8,389
Property and equipment	56,883
Intangibles and other assets	8,536

73,808
Less acquisition related liabilities	(4,583)

Total	$69,225

The amounts set forth above ascribed to intangible assets and other primarily consists of technology and trade marks.

We are currently conducting discovery on five sets of claims to the Bristol, England Employment Tribunal for unfair dismissal and failure to consult with union prior to staffing reductions and the sale of the Lydney mill. All of the claims relate to the period prior to the sale of the Lydney mill to Glatfelter. We are vigorously defending these claims. The amount claimed, as indicated in schedules of loss filed to date is approximately $1.4 million

Chillicothe  On April 3, 2006, we completed our acquisition of Chillicothe, the carbonless business operations of NewPage Corporation, for $83.3 million in cash, in addition to approximately $5.9 million of transaction and other related costs. The Chillicothe assets consist of paper making facility in Chillicothe, Ohio with annual production capacity approximating 400,000 tons-per-year and coating operations based in Fremont, Ohio. Chillicothe had revenue of $441.5 million in 2005 and a total of approximately 1,700 employees. The Chillicothe acquisition was financed with borrowings under our credit facility.

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Accounts receivable	$43,618
Inventory	91,580
Property and equipment	1,959
Prepaid pension and other assets	11,416
Intangibles – customer relationships	6,074

154,647
Less acquisition related liabilities including accounts payable and accrued expenses	(65,430)

Total	$89,217

Pro-Forma Financial Information  The information necessary to provide certain pro forma financial data for the Chillicothe acquisition relative to net income and earnings per share is not readily available due to the nature of the accounting and reporting structure of the acquired operation prior to the acquisition date. Pro forma consolidated net sales for the 2006 and 2005 were approximately $1.1 billion and $1.0 billion, respectively, assuming the acquisition occurred at the beginning of the respective periods. For the full year 2005, on a pro forma basis, net income was $40.9 million and diluted EPS was $0.92.

This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

5.	NEENAH FACILITY SHUTDOWN

In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently close the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe.

The following table summarizes shutdown reserve activity during the year ended December 31, 2006:

			Less non-
			cash
			charges
	Beg.	Amount	and cash
In thousands	balance	Accrued	payments	Balance

Non-cash charges
Accelerated depreciation	$–	$22,466	$(22,466)	$–
Inventory write-down	–	2,905	(2,905)	–
Pension curtailments and other retirement benefit charges	–	7,675	(7,675)	–

Total non cash charges	–	33,046	(33,046)	–
Cash charges
Severance and benefit continuation	–	7,653	(6,026)	1,627
Contract termination costs	–	11,367	(11,367)	–
Other	–	2,379	(1,229)	1,150

Total cash charges	–	21,399	(18,622)	2,777

Total	$–	$54,445	$(51,668)	$2,777

GLATFELTER

The Neenah shutdown resulted in the elimination of approximately 200 position that had been supporting our Specialty Papers business unit. Approximately $25.4 million of the Neenah shutdown related charges are recorded as part of costs of products sold in the accompanying statements of income. The amounts accrued for severance and benefit continuation are recorded as other current liabilities in the accompanying consolidated balance sheets.

As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the agreement, resulting in a termination fee of approximately $11.4 million.

6.	RESTRUCTURING CHARGES

European Restructuring and Optimization Program (“EURO Program”)  During the fourth quarter of 2005, we began to implement this restructuring program, a comprehensive series of initiatives designed to improve the performance of our Composite Fibers business unit. In 2006 and 2005, we recorded restructuring charges of $1.2 million and $1.6 million, respectively, associated with the related work force efficiency plans at the Gernsbach, Germany facility. This charge reflects severance, early retirement and related costs for the affected employees. We expect to incur cash out lays in this amount over the next 24 month period.

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

Amounts representing enhanced pension benefits will be paid from our pension plan assets and are recorded as a reduction to the carrying value of our prepaid pension assets. The amounts for OPEB benefits were recorded as “Other long-term liabilities” in the accompanying Consolidated Balance Sheets. We will pay the OPEB benefits as they are incurred over the course of the affected employees’ benefit period.

7.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2006, 2005 and 2004, we completed sales of timberlands and, in 2004, the corporate aircraft. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain

2006
Timberlands	5,923	$17,130	$15,677
Other	n/a	3,941	1,717

Total		$21,071	$17,394

2005
Timberlands	2,488	$21,000	$20,327
Other	n/a	1,778	1,726

Total		$22,778	$22,053

2004
Timberlands	4,482	$56,586	$55,355
Corporate Aircraft	n/a	2,861	2,554
Other	n/a	724	600

Total		$60,171	$58,509

8.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2006	2005	2004

Net income (loss)	$(12,236)	$38,609	$56,102

Weighted average common shares outstanding used in basic EPS	44,584	44,013	43,856
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	—	330	167

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,584	44,343	44,023

Basic EPS	$(0.27)	$0.88	$1.28
Diluted EPS	(0.27)	0.87	1.27

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive.

In thousands	2006	2005	2004

Potential common shares	1,280	758	1,664

9.	GAIN ON INSURANCE RECOVERIES

During 2006, 2005 and 2004, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $0.2 million, $20.2 million and $32.8 million in 2006, 2005 and 2004, respectively, and were received in cash.

GLATFELTER

10.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from operations consisted of the following:

	Year Ended December 31

In thousands	2006	2005	2004

Current taxes
Federal	$1,009	$14,881	$8,982
State	1,013	3,145	5,262
Foreign	712	485	3,053

	2,734	18,511	17,297
Deferred taxes
Federal	(11,903)	3,239	14,292
State	(2,970)	(1,905)	101
Foreign	2,147	1,686	2,971

	(12,726)	3,020	17,364

Income tax provision (benefit)	$(9,992)	$21,531	$34,661

The following are domestic and foreign components of pretax income from operations:

	Year Ended December 31

In thousands	2006	2005	2004

United States	$(30,010)	$55,865	$78,627
Foreign	7,782	4,275	12,136

Total pretax income (loss)	$(22,228)	$60,140	$90,763

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes from operations, and the actual income tax:

	Year Ended December 31
	2006	2005	2004

Federal income tax provision at statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(6.7)	1.3	3.9
Foreign income tax rate differential	3.8	(0.2)	0.5
Tax credits	(8.1)	(3.1)	(0.9)
Provision for tax matters, net	3.8	2.2	0.3
Other	(2.8)	0.6	(0.6)

Total provision for income taxes	(45.0)%	35.8%	38.2%

The sources of deferred income taxes were as follows at December 31:

	2006		2005

		Non-		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
In thousands	(Liability)	(Liability)	(Liability)	(Liability)

Reserves	$8,239	$5,310	$6,082	$8,817
Compensation	4,460	2,199	1,134	2,832
Post-retirement benefits	1,983	20,266	1,992	10,683
Property	–	(112,686)	–	(117,492)
Pension	182	(88,719)	(430)	(98,261)
Installment Sale	–	(10,701)	–	(10,897)
Inventories	2,453	–	(45)	–
Other	472	(5,293)	2,285	(4,315)
Tax carry forwards	–	29,459	–	20,467

Subtotal	17,789	(160,165)	11,018	(188,166)
Valuation allowance	(59)	(22,494)	(26)	(18,103)

Total	$17,730	$(182,659)	$10,992	$(206,269)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	Year Ended December 31
In thousands	2006	2005

Prepaid expenses and other current assets	$18,018	$11,209
Other current liabilities	288	217
Deferred income taxes	182,659	206,269

At December 31, 2006, we had state and foreign tax net operating loss (“NOL”) carryforwards of $106.8 million and $7.0 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2007 and 2026; the foreign NOL carryforwards do not expire.

In addition, we had federal charitable contribution carryforwards of $7.4 million, which expire in 2008, federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, and various state tax credit carryforwards totaling $0.8 million, which expire between 2007 and 2020.

We have established a valuation allowance of $22.5 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state tax carryforwards and certain deferred foreign tax credits.

We operate within multiple taxing jurisdictions and in the normal course of business are examined in various jurisdictions. Tax accruals related to the estimated outcome of these examinations are recorded in accordance with SFAS No. 5. The reversal of accruals is recorded when examinations are completed, statutes of limitations close or tax laws change. A net expense of $0.8 million was recorded in 2006, $1.3 million was recorded in 2005, and $0.3 million was recorded in 2004 related to domestic and foreign examination audits and risks. Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2006, we recorded tax credits of $1.8 million related to research and development, fuels tax and the electricity production tax credits. In 2005 and 2004 similar tax credits of $1.8 million and $0.8 million, respectively, were recorded.

At December 31, 2006 and 2005, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $69.9 million and $57.9 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2006, no deferred tax liability has been recognized in our consolidated financial statements.

GLATFELTER

11.	STOCK-BASED COMPENSATION

On April 25, 2005, shareholders approved the P. H. Glatfelter 2005 Long Term Incentive Plan (“2005 Plan”) to authorize, among other things, the issuance of up to 1,500,000 shares of Glatfelter common stock to eligible participants. The 2005 Plan, which replaced the 1992 Long Term Incentive Plan, provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2006, 1,348,626 shares of common stock were available for future issuance under the 2005 Plan.

Restricted Stock Units  The following table summarizes RSU activity during the past three years.

Units	2006	2005	2004

Beginning balance	290,662	157,280	–
Granted	145,398	158,982	165,680
Forfeited	(24,906)	(25,600)	(8,400)

Ending balance	411,154	290,662	157,280

In thousands
Compensation expense	$1,107	$919	$332

The weighted average grant fair value per unit for awards in 2006, 2005 and 2004 was $16.10, $13.98 and $10.98. As of December 31, 2006, unrecognized compensation expense for outstanding RSUs totaled $3.0 million. The weighted average remaining period over which the expense will be recognized is 3.25 years.

Awards of RSU are made under our 2005 Plan. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period.

Non-Qualified Stock Options  The following table summarizes the activity with respect to non-qualified options to purchase shares of common stock granted:

	2006		2005		2004

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,553,209	$14.06	2,098,612	$14.65	2,304,339	$14.71
Granted	–	–	–	–	51,250	11.18
Exercised	(560,239)	13.38	(111,542)	12.67	(72,850)	12.61
Canceled	(86,760)	17.27	(433,861)	17.30	(184,127)	15.51

Outstanding at end of year	906,210	14.17	1,553,209	14.06	2,098,612	14.65

Exercisable at end of year	906,210	$14.17	1,547,422	$14.07	1,956,439	$15.17

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$10.78 to $12.41	191,960	3.1	$12.10	191,960	$12.10
12.95 to 14.44	374,000	4.4	13.36	374,000	13.36
15.44 to 17.16	251,900	5.0	15.47	251,900	15.47
17.54 to 18.78	88,350	1.7	18.39	88,350	18.39

	906,210	4.0		906,210

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

GLATFELTER

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

	Pension Benefits		Other Benefits

In millions	2006	2005	2006	2005

Change in Benefit Obligation
Balance at beginning of year	$316.3	$295.2	$48.3	$46.7
Service cost	6.0	3.7	1.7	1.1
Interest cost	20.1	16.3	3.0	2.7
Plan amendments	5.4	–	–	(1.4)
Actuarial (gain)/loss	(13.6)	21.6	(1.6)	3.4
Chillicothe acquisition	66.2	–	11.2	–
Benefits paid	(21.7)	(20.5)	(4.7)	(4.2)

Balance at end of year	$378.7	$316.3	$57.9	$48.3

Change in Plan Assets
Fair value of plan assets at beginning of year	$471.6	$465.6	$–	$–
Actual return on plan assets	58.7	24.2	–	–
Employer contributions	(10.0)	2.3	15.2	4.2
Chillicothe acquisition	80.4	–	–	–
Benefits paid	(21.7)	(20.5)	(4.7)	(4.2)

Fair value of plan assets at end of year	$579.0	$471.6	$10.5	$–

Funded status at end of year	$200.3	$155.3	$(47.4)	(48.3)
Unrecognized prior service cost	–	19.6	–	(7.5)
Unrecognized loss	–	70.4	–	23.2

Net amount recognized	$200.3	$245.3	$(47.4)	$(32.6)

The net prepaid pension cost for qualified pension plans is primarily included in “Other assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2006 and 2005. The amounts set forth for “Employer contributions” include a $12.2 million transfer from the qualified pension plan assets to a post-retirement medical plan sub-account pursuant to Section 420 of the Internal Revenue Code. Such amounts are to be used to satisfy certain post-retirement health care expenses.

Amounts recognized in the consolidated balance sheet consist of the following as of December 31:

	Pension Benefits		Other Benefits

In millions	2006	2005	2006	2005

Other assets	$230.4	$264.7	$–	$–
Other long-term liabilities	(30.1)	(28.6)	(47.4)	(32.6)
Other assets – intangible asset	–	1.9	–	–
Accumulated other comprehensive income, pre-tax	–	7.3	–	–

Net amount recognized	$200.3	$245.3	$(47.4)	$(32.6)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits	Other Benefits

In millions	2006	2006

Prior service cost/(credit)	$20.2	$(5.7)
Net actuarial loss	37.5	19.2

The accumulated benefit obligation for all defined benefit pension plans was $366.7 million and $297.7 million at December 31, 2006 and 2005, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits

	2006	2005	2006	2005

Discount rate – benefit obligation	5.75%	5.50%	5.75%	5.50%
Future compensation growth rate	4.0	4.0	–	–

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2006	2005

Projected benefit obligation	$30.2	$30.3
Accumulated benefit obligation	28.4	28.6
Fair value of plan assets	–	–

Net periodic benefit (income) cost includes the following components:

	Year Ended December 31

In millions	2006	2005	2004

Pension Benefits
Service cost	$6.0	$3.7	$3.9
Interest cost	20.1	16.3	16.1
Expected return on plan assets	(44.9)	(39.4)	(39.4)
Amortization of transition asset	–	–	(0.8)
Amortization of prior service cost	1.8	2.3	2.4
Recognized actuarial loss	–	0.5	0.4

Net periodic benefit income	(17.0)	(16.6)	(17.4)
Special termination benefits	4.4	–	–
Curtailment and settlement	–	–	11.4

Total net periodic benefit income	$(12.6)	$(16.6)	$(6.0)

Other Benefits
Service cost	$1.7	$1.1	$1.0
Interest cost	3.0	2.7	2.4
Expected return on plan assets	–	–	–
Amortization of prior service cost	(0.7)	(0.7)	(0.7)
Recognized actuarial loss	1.3	1.3	1.2

Net periodic benefit cost	5.3	4.4	3.9
Special termination benefits	3.3	–	5.2

Total net periodic benefit cost	$8.6	$4.4	$9.1

The estimated net loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.6 million and $2.3 million, respectively.

GLATFELTER

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
In millions	2006	2005	2004

Pension Benefits
Discount rate – benefit expense	5.5%	5.75%	6.25%
Future compensation growth rate	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.5	8.5	8.5

Other Benefits
Discount rate – benefit expense	5.5%	5.75%	6.25%
Expected long-term rate of return on plan assets	–	–	–

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.5% long-term rate of return on plan assets assumption for 2006 and 2005.

Assumed health care cost trend rates at December 31 were as follows:

	2006	2005

Health care cost trend rate assumed for next year	10.0%	11.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate rate	2013	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In thousands	increase	decrease

Effect on:
Post-retirement benefit obligation	$5,415	$(4,759)
Total of service and interest cost components	522	(450)

Plan Assets  Glatfelter’s pension plan weighted-average allocations at December 31, 2006 and 2005, by asset category, are as follows:

	2006	2005

Asset Category
Equity securities	71%	70%
Cash and fixed income	29	30

Total	100%	100%

Our objective is to achieve an above-market rate of return on our pension plan assets. Based upon this objective, along with the timing of benefit payments and the risks associated with various asset classes available for investment, we have established the following asset allocation guidelines:

	Minimum	Target	Maximum

Equity	60%	70%	80%
Fixed Income & Other	20	30	40

Real estate can be between 0% and 5% of the target equity allocation. Glatfelter stock can also be between 0% and 5% of the target equity allocation, although there were no holdings of Glatfelter stock as of December 31, 2006 or 2005. Our investment policy prohibits the investment in certain securities without the approval of the Finance Committee of the Board of Directors. Regarding Fixed Income securities, the weighted-average credit quality will be at least “AA” with a “BBB” minimum credit quality for each issue.

Cash Flow  We do not expect to make contributions to our qualified pension plans in 2007. Contributions and benefit payments expected to be made in 2007 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands

Nonqualified pension plans	2,190
Other benefit plans	3,643

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension
In thousands	Benefits	Other Benefits

2007	$21,525	$5,373
2008	21,177	5,142
2009	20,954	4,699
2010	20,849	5,034
2011	21,517	5,500
2012 through 2016	116,352	36,939

Defined Contribution Plans  We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $1.2 million, $0.6 million and $0.7 million in 2006, 2005 and 2004, respectively.

13.	INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2006	2005

Raw materials	$38,539	$16,392
In-process and finished	107,811	39,930
Supplies	45,931	24,926

Total	$192,281	$81,248

If we had valued all inventories using the average-cost method, inventories would have been $13.3 million and $12.7 million higher than reported at December 31, 2006 and 2005, respectively. During 2005 we liquidated certain LIFO inventories, the effect of which did not have a significant impact on results of operations.

GLATFELTER

14.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2006	2005

Land and buildings	$135,836	$132,962
Machinery and equipment	911,964	888,660
Other	86,606	82,098
Accumulated depreciation	(617,444)	(641,070)

	516,962	462,650
Construction in progress	9,759	13,940
Timberlands, less depletion	2,146	2,238

Plant, equipment and timberlands – net	$528,867	$478,828

15.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets which are recorded in the caption “Other assets” in the accompanying Consolidated Balance Sheets:

	December 31
In thousands	2006	2005

Goodwill – Composite Fibers	$15,198	$10,381

Specialty Papers
Customer relationships	$5,958	$–
Composite Fibers
Technology and trademark	4,659
Customer relationships	346

Total intangibles	10,963
Accumulated amortization	(638)

Net intangibles	$10,325	$–

Aggregate amortization expense:
2006	$638
Estimated amortization expense:
2007	$978
2008	978
2009	978
2010	978
2011	978

In connection with the Lydney Mill acquisition, we recorded $3.5 million of goodwill. The balance of the increase in goodwill was due to foreign currency translation adjustments.

16.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2006	2005

Accrued payroll and benefits	$31,729	$18,828
Other accrued compensation and retirement benefits	7,828	6,320
Income taxes payable	602	15,480
Cross currency rate swap	–	16,370
Accrued rebates	17,849	1,002
Other accrued expenses	16,952	16,126

Total	$74,960	$74,126

17.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2006	2005

Revolving credit facility, due April 2011	$64,795	$–
Term Loan, due April 2011	96,000	–
Revolving credit facility, due June 2006	–	19,650
7 1/8% Notes, due May 2016	200,000	–
6 7/8% Notes, due July 2007	–	150,000
Note payable – SunTrust, due March 2008	34,000	34,000

Total long-term debt	394,795	203,650
Less current portion	(19,500)	(19,650)

Long-term debt, excluding current portion	$375,295	$184,000

On April 3, 2006, we, along with certain of our subsidiaries as borrowers and certain of our subsidiaries as guarantors, entered into a credit agreement with certain financial institutions. Pursuant to the credit agreement, we may borrow, repay and reborrow revolving credit loans in an aggregate principal amount not to exceed $200 million outstanding at any time. All borrowings under our credit facility are unsecured. The revolving credit commitment expires on April 2, 2011.

In addition, on April 3, 2006, pursuant to the credit agreement, we received a term loan in the principal amount of $100 million. Quarterly repayments of principal outstanding under the term loan begin on March 31, 2007 with the final principal payment due on April 2, 2011.

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

The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes,

GLATFELTER

depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which there were none at December 31, 2006, would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and acceleration of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. The note receivable is recorded as “Other assets” in the accompanying consolidated balance sheet. We pledged this note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the “Note Payable”). The Note Payable bears interest at a fixed rate of 3.82% for five years at which time we can elect to renew the obligation.

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2007	$19,500
2008	52,000
2009	22,500
2010	22,500
2011	78,295
Thereafter	200,000

P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.

At December 31, 2006 and 2005, we had $8.1 million and $4.3 million, respectively, of letters of credit issued to us by a financial institution. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. Outstanding letters of credit reduce amounts available under our revolving credit facility.

18.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2006	2005	2004

Shares outstanding at beginning of year	44,132	43,950	43,782
Treasury shares issued for:
Restricted stock performance awards	14	–	19
401(k) plan	108	62	69
Director compensation	7	9	7
Employee stock options exercised	560	111	73

Shares outstanding at end of year	44,821	44,132	43,950

19.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments  The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year. Other contractual obligations primarily represent minimum purchase commitments under energy and pulp wood supply contracts and other purchase obligations.

In thousands	Leases	Other

2007	$3,539	$45,733
2008	2,738	12,702
2009	2,364	5,076
2010	1,110	140
2011	863	–

At December 31, 2006, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $18.7 million and $63.7 million, respectively.

GLATFELTER

Ecusta Division Matters  At December 31, 2006, we had reserves for various matters associated with our former Ecusta Division. Activity in these reserves during the period indicated is summarized below.

	Ecusta
	Environmental	Workers’
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Accruals	–	–	–	–
Payments	(903)	(504)	(3,262)	(4,669)
Other Adjustments	–	–	(38)	(38)

December 31, 2006	$7,202	$1,409	$–	$8,611

Balance, Jan. 1, 2005	$6,391	$2,144	$3,300	$11,835
Accruals	2,700	–	–	2,700
Payments	(986)	(231)	–	(1,217)

December 31, 2005	$8,105	$1,913	$3,300	$13,318

Balance, Jan. 1, 2004	$7,600	$2,200	$1,393	$11,193
Accruals	–	–	1,907	1,907
Payments	(1,209)	(56)	–	(1,265)

December 31, 2004	$6,391	$2,144	$3,300	$11,835

With respect to the reserves set forth above as of December 31, 2006, $1.2 million is recorded under the caption “Other current liabilities” and $7.4 million is recorded under the caption “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.

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

In August 2002, the Buyers shut down the manufacturing operation of the pulp and paper mill in Pisgah Forest, North Carolina, which was the most significant operation of the Ecusta Division. On October 23, 2002, RFS Ecusta and RFS US (the “Debtors”) separately filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The bankruptcy cases were later converted to Chapter 7 proceedings. In accordance with the provisions of the Acquisition Agreement, we notified the Buyers of third party claims (“Third Party Claims”) made against us for which we sought indemnification from the Buyers. The Third Party Claims primarily relate to certain environmental matters, post-retirement benefits, workers’ compensation claims and vendor payables.

Effective August 8, 2003, the assets of RFS Ecusta and RFS US, which substantially consist of the pulp and paper mill and related real property, were sold to several third parties unrelated to the Buyers (the “New Buyers”).

Ecusta Environmental Matters  Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain landfill closure liabilities associated with the Ecusta mill and its properties. The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta facility and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, we established reserves approximating $7.6 million representing estimated closure costs. In March 2004 and September 2005, the NCDENR issued us separate orders requiring the closure of two of the three landfills at issue. We have completed the closure of these two landfills and are in the process of closing the third.

In October 2004, one of the New Buyers entered into a Brownfields Agreement with the NCDENR relating to the Ecusta mill, pursuant to which that New Buyer was to be held responsible for certain specified environmental concerns.

In September 2005, NCDENR sought our participation, pursuant to a proposed consent order, in the evaluation and potential remediation of environmentally hazardous conditions at the former Ecusta mill site. In January 2006, NCDENR modified its proposed consent order to include us and the company (the “Prior Owner”) from whom our predecessor, Ecusta Corporation, purchased the Ecusta mill. NCDENR and the United States Environmental Protection Agency (“USEPA”) have indicated that if neither party enters into a consent order EPA intends to list the mill site on the National Priorities List and pursue assessment and remediation of the site under the Comprehensive Environmental Responsibility, Compensation and Liability Act (more commonly known as “Superfund”). In addition to calling for the assessment, closure, and post-closure monitoring and maintenance of the third landfill for which we since have been directed to close, the proposed consent order would impose an obligation to assess and remediate the following:

i.	mercury and certain other contamination on and around the site;

ii.	potentially hazardous conditions existing in the sediment and water column of the site’s water

GLATFELTER

treatment and aeration and sedimentation basin (the “ASB”); and

iii.	contamination associated with two additional landfills on the site that were not used by us.

With respect to the concerns set forth above (collectively, the “NCDENR matters”) we contend that the Prior Owner is responsible for the mercury contamination; and that the New Buyers, as owner and operator of the ASB, are responsible for addressing any issues associated with the ASB, including closure, and that the New Buyers, in a May 2004 agreement, expressly agreed to indemnify and hold us harmless from certain environmental liabilities, which include most, if not all, of the NCDENR matters. We continue to have discussions with NCDENR and USEPA concerning our potential responsibilities and appropriate remedial actions, if any, which may be necessary.

In addition, it is possible the New Buyers may not have sufficient cash flow to satisfy certain ongoing obligations to NCDENR and us. Specifically, the New Buyers are obligated (i) to treat leachate and stormwater runoff from the landfills, which we are currently required to manage, and (ii) to pump and treat contaminated groundwater in the vicinity of a former caustic building at the site. If the New Buyers should default on these obligations, it is possible that NCDENR will require us to make appropriate arrangements for these obligations and to be responsible for the remediation of certain contamination on and around the site (collectively, the “New Buyers Matters”).

As a result of NCDENR’s September 2005 communication with us and our assessment of the range of likely outcomes of the NCDENR Matters and the New Buyers Matters, our results of operations for 2005 included a $2.7 million charge to increase our reserve for estimated costs associated with the Ecusta environmental matters. The addition to the reserve includes estimated operating costs associated with the obligations of the New Buyer discussed above. Estimated costs to perform an assessment of certain risks posed by the presence of mercury, further characterization of sediment in the ASB and treatment of other contamination. Since this initial accrual no further changes have been made.

The 2005 reserves relating to additional environmental assessment activities were premised, in part, on the belief that it might be mutually beneficial to us and NCDENR if we were to agree to perform the assessment activities, without accepting responsibility for any subsequently required remediation. While it now appears clear that NCDENR and EPA will not accept such an arrangement, it is uncertain what action will be taken by the agencies in the absence of a consent order (and against whom) and what remediation, if any, will be required if and when additional assessments are performed.

In addition, it is unclear how liability for any required assessment or remediation will be apportioned among the Prior Owner, Glatfelter, the Buyers and the New Buyers. We are also in negotiations with potential buyers of the property (the “Potential Buyers”) and the New Buyers concerning the possibility of entering into (i) a consent order with EPA, the Potential Buyers, and the New Buyers which would allocate assessment and remediation obligations between us and the Potential Buyers, and (ii) an agreement with the Potential Buyers and the New Buyers that would allocate the cost of performing assessment and remediation activities at the property between them and us. However, the outcome of these negotiations is uncertain. For the foregoing reasons, in part, our recorded reserve does not include costs associated with further remediation activities that we may be required to perform, the range of which we are currently unable to estimate, however, they could be significant.

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

We are evaluating potential legal claims and defenses we may have with respect to any other parties including previous owners of the site and their obligations and/or cost recoveries. The Prior Owners of the site have filed a declaratory judgment in the US District Court asking the courts to order us to indemnify the Prior Owner for any costs related to the remediation of mercury contamination. In response we filed an answer denying that we are responsible for such costs and a counterclaim against the Prior Owner alleging, among others things, fraud and negligent

GLATFELTER

misrepresentation by the Prior Owner regarding mercury contamination.

Separately, we are evaluating options presented to us by potential buyers of the property, including offers for us to contribute monetarily to the cost to remediate on-site contamination. To date we believe we are adequately reserved to accomplish such an alternative, however, there are no assurances the regulators will accept such a proposal. We are also evaluating options for ensuring that the New Buyers fulfill their obligations with respect to the New Buyers Matters. We are uncertain as to what additional Ecusta-related claims, including, among others, environmental matters, government oversight and/or government past costs, if any, may be asserted against us.

Workers’ Compensation  Prior to 2003, we established reserves related to potential workers’ compensation claims associated with the former Ecusta Division, which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees that were injured during their employment at the Ecusta facility prior to our sale of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 19.

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

Fox River – Neenah, Wisconsin  We have previously reported with respect to potential environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility. We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility used wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges from the facility containing PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of PCBs in NCR®-brand carbonless copy paper in the wastepaper that was received from others and recycled.

As described below, various state and federal governmental agencies have formally notified nine potentially responsible parties (“PRPs”), including us, that they are potentially responsible for response costs and “natural resource damages” (“NRDs”) arising from PCB contamination in the lower Fox River and in the Bay of Green Bay, under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and other statutes. The other identified PRPs are NCR Corporation, Appleton Paper Inc., Georgia Pacific Corp. (formerly Fort Howard Corp. and Fort James), WTM I Company (“WTM I”, a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, and Menasha Corporation.

CERCLA establishes a two-part liability structure that makes responsible parties liable for (1) “response costs” associated with the remediation of a release of hazardous substances and (2) NRDs related to that

GLATFELTER

release. Courts have interpreted CERCLA to impose joint and several liabilities on responsible parties for response costs, subject to equitable allocation in certain instances. Prior to a final settlement by all responsible parties and the final cleanup of the contamination, uncertainty regarding the application of such liability will persist.

The areas of the lower Fox River and in the Bay of Green Bay in which PCB contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3–5”), an area approximately 20 miles downstream of our Neenah facility.

The following summarizes the status of our potential exposure:

Response Actions

OU1 and OU2  On January 7, 2003, the Wisconsin Department of Natural Resources (the “Wisconsin DNR”) and the Environmental Protection Agency (“EPA”) issued a Record of Decision (“ROD”) for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions provided for in the ROD, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the monitoring of the two operable units. On July 1, 2003, WTM I Company entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding the implementation of the Remedial Design for OU1.

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

The terms of the OU1 Consent Decree and the underlying escrow agreement restrict the use of the funds to qualifying remediation activities or restoration activities at the lower Fox River site. The response work is being managed and/or performed by Glatfelter and WTM I, with governmental oversight, and funded by the amounts placed in escrow. Beginning in mid 2004, Glatfelter and WTM I have performed activities to remediate OU1, including, among others, construction of de-watering and water-treatment facilities, dredging of portions of OU1, dewatering of the dredged materials, and hauling of the dewatered sediment to an authorized disposal facility. Since the start of these activities, approximately 200,000 cubic yards of contaminated sediment has been dredged.

The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account and to extend the remediation effort. Should the OU1 Consent Decree be terminated due to insufficient funds, each company would lose the protections contained in the settlement and the governments may turn to one or both parties for the completion of OU1 clean up. In such a situation, the governments may also seek response work from a third party, or perform the work themselves and seek response costs from any or all PRPs for the site, including Glatfelter. Based on information currently available to us, subject to i) government approval of the use of alternative remedies as proposed by us and WTM I; ii) the successful negotiation of acceptable and cost-effective contracts to complete the proposed remediation activities; and iii) effective implementation of the chosen technologies by the remediation contractor, and together with anticipated earnings on the funds currently on deposit in the escrow account and other assets available, we believe the required remedial actions can be completed for amounts reserved. If the Consent Decree is terminated due to the insufficiency of the escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial action.

Based on the remediation activities completed to date, contract proposals received for the remaining remediation work, and the availability of potential alternative remedies under the ROD, we believe the total remediation of OU1 will cost between $68 million and $137 million.

In late 2006, Glatfelter and WTM I jointly submitted a final closure plan to Wisconsin DNR and EPA. The final closure plan proposes the use of alternative remedies that, if accepted as proposed, could be completed for amounts currently in escrow, future earnings on the fund and other assets available.

GLATFELTER

The agencies have issued comments on our plan including requests for additional data related to a number of technical components of the closure plan. Further, the agencies have expressed their concern that the cost of the ultimately accepted closure plan may exceed the balance of the escrow fund and an expression of interest in obtaining financial assurances that, in the event the ultimate closure plan should exceed financial resources currently allocated to the remedy, adequate funds would be readily available. In addition, the agencies indicated that in the absence of such assurance, they may issue a notice of potential Insufficiency Determination under the Consent Decree. Negotiations to address the agencies’ concerns have recently begun. The government’s willingness to accept the plan is uncertain and any changes required to it would likely necessitate an increase to our reserves. Any such changes would require additional cash to be contributed and such amounts could be material.

As of December 31, 2006, our portion of the escrow account totaled approximately $6.6 million, of which $4.5 million is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $2.1 million is included under the caption “Other assets.” As of December 31, 2006, our reserve for environmental liabilities, all of which is for OU1 remediation activities, totaled $7.7 million.

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

In February 2007, we, along with the other PRPs involved in the OU2 and OU3 – 5 matters, received a General Notice Letter from the EPA demanding that each PRP advise the EPA of their intentions to enter into settlement negotiations in March 2007 with a good faith offer to settle due by April 1, 2007.

We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for OU3 – 5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility. If we are ordered to complete more than what we believe to be our fair share of any remediation efforts, the costs to do so would be significant.

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

In September 1994, FWS notified the then- identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment has yet to be completed, the federal trustees released a plan on October 25, 2000 that values NRDs for injured natural resources that allegedly fall under their trusteeship between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.

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

GLATFELTER

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

While the OU1 Consent Decree provides a negotiated framework for resolving both ours and WTM I liability for the costs for completing the remediation of OU1, it does not completely resolve our potential liability related to the Fox River. We anticipate this matter may result in litigation, but cannot predict the timing, nature, extent or magnitude of such litigation. We currently are unable to predict our ultimate cost related to this matter.

Reserves for Fox River Environmental Liabilities

We have reserves for existing environmental liabilities and for those environmental matters for which it is probable that a claim will be made and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	December 31,	December 31,
In millions	2006	2005

Recorded as:
Environmental liabilities	$5.5	$7.6
Other long-term liabilities	2.2	9.2

Total	$7.7	$16.8

The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. The reserve balance declined as a result of payments associated with remediation activities under the OU1 Consent Decree and items related to the Fox River matter. We did not record charges associated with the Fox River matter to our results of operations during the past three years.

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

Range of Reasonably Possible Outcomes  Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 can be satisfactorily completed for the amounts provided under the OU1 Consent Decree. Our assessment is dependent, in part, on government approval of the use of alternative remedies in OU1 as proposed by us and WTM I, on the successful negotiation of acceptable contracts to complete remediation activities, and an effective implementation of the chosen technologies by the remediation contractor. However, if we are unsuccessful in managing our costs to implement the ROD or if alternative remedies are not accepted by government authorities, additional charges may be necessary and such amounts could be material.

The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Due to judicial interpretations that find CERCLA imposes joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.

Based on our analysis of currently available information and experience regarding the cleanup of

GLATFELTER

hazardous substances, we believe that it is reasonably possible that our costs associated with the lower Fox River and the Bay of Green Bay may exceed our original reserves by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $150 million, over a period that is undeterminable but that could range beyond 20 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.

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

GLATFELTER

20.	SEGMENT AND GEOGRAPHIC INFORMATION

The following table sets forth profitability and other information by business unit for the year ended December 31:

	Specialty Papers			Composite Fibers			Other and Unallocated			Total

In millions	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004

Net sales	$693,660	$380,923	$337,436	$292,751	$198,137	$205,232	$–	$61	$856	$986,411	$579,121	$543,524
Energy sales, net	10,726	10,078	9,953	–	–	–	–	–	–	10,726	10,078	9,953

Total revenue	704,386	391,001	347,389	292,751	198,137	205,232	–	61	856	997,137	589,199	553,477
Cost of products sold	635,143	340,629	312,136	246,797	166,153	163,843	9,903	(14,759)	(14,916)	891,843	492,023	461,063

Gross profit (loss)	69,243	50,372	35,253	45,954	31,984	41,389	(9,903)	14,820	15,772	105,294	97,176	92,414
SG&A	50,285	39,876	36,617	28,458	21,282	23,067	13,738	6,475	255	92,481	67,633	59,939
Restructuring charges	–	–	–	–	–	–	30,318	1,564	20,375	30,318	1,564	20,375
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(17,394)	(22,053)	(58,509)	(17,394)	(22,053)	(58,509)
Gain on insurance recoveries	–	–	–	–	–	–	(205)	(20,151)	(32,785)	(205)	(20,151)	(32,785)

Total operating income (loss)	18,958	10,496	(1,364)	17,496	10,702	18,322	(36,360)	48,985	86,436	94	70,183	103,394
Nonoperating income (expense)	–	–	–	–	–	–	(22,322)	(10,043)	(12,631)	(22,322)	(10,043)	(12,631)

Income (loss) before income taxes	$18,958	$10,496	$(1,364)	$17,496	$10,702	$18,322	$(58,682)	$38,942	$73,805	$(22,228)	$60,140	$90,763

Supplemental Data
Plant, equipment and timberlands, net	$315,556	$335,745	$351,086	$213,311	$143,083	$169,326	–	–	–	$528,867	$478,828	$520,412
Capital expenditures	36,484	21,413	11,970	7,976	9,611	6,617	–	–	–	44,460	31,024	18,587
Depreciation expense	32,824	35,781	37,186	17,197	14,866	14,412	–	–	–	50,021	50,647	51,598

Our North America-based Specialty Papers business unit focuses on papers for the production of high-quality hardbound books and other book publishing needs, carbonless papers designed for multiple end-uses, such as credit card receipts, forms and other applications, envelope & converting markets and highly technical customized products for the digital imaging, casting and release, pressure sensitive, and several niche technical specialty markets.

Composite Fibers, based in Gernsbach, Germany, focuses on higher-value-added products, such as paper for tea bags and coffee pods/pads and filters, decorative laminates used for furniture and flooring, and metallized products used in the labeling of beer bottles.

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

Management evaluates results of operations before non-cash pension income, restructuring related charges, unusual items, acquisition integration costs, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that Company’s performance is evaluated internally and by the Company’s Board of Directors.

We sell a significant portion of our specialty papers through wholesale paper merchants. No individual customer accounted for more than 10% of our consolidated net sales in 2006, 2005 or 2004.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2006		2005		2004

		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$719,720	$315,556	$399,705	$335,745	$353,284	$351,086
Germany	173,267	128,290	143,227	123,685	156,337	149,513
United Kingdom	60,115	63,061	–	–	–	–
Other	33,309	21,960	36,189	19,398	33,903	19,813

Total	$986,411	$528,867	$579,121	$478,828	$543,524	$520,412

GLATFELTER

21.	GUARANTOR FINANCIAL STATEMENTS

Our 7 1/8% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glenn-Wolfe, Inc., Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.

The following presents our consolidating statements of income and cash flow for the years ended December 31, 2006, 2005 and 2004 and our consolidating balance sheets as of December 31, 2006 and 2005. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the
year ended December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$693,661	$36,432	$292,750	$(36,432)	$986,411
Energy sales – net	10,726	–	–	–	10,726

Total revenues	704,387	36,432	292,750	(36,432)	997,137
Costs of products sold	647,877	33,340	247,041	(36,415)	891,843

Gross profit	56,510	3,092	45,709	(17)	105,294
Selling, general and administrative expenses	60,119	2,501	29,861	–	92,481
Shutdown and restructuring charges	29,073	–	1,245	–	30,318
Gains on dispositions of plant, equipment and timberlands, net	(1,761)	(15,960)	327	–	(17,394)
Gains from insurance recoveries	(205)	–	–	–	(205)

Operating income (loss)	(30,716)	16,551	14,276	(17)	94
Non-operating income (expense)
Interest expense	(20,942)	(463)	(3,048)	–	(24,453)
Other income (expense) – net	12,453	53,273	(5,477)	(58,118)	2,131

Total other income (expense)	(8,489)	52,810	(8,525)	(58,118)	(22,322)

Income (loss) before income taxes	(39,205)	69,361	5,751	(58,135)	(22,228)
Income tax provision (benefit)	(26,969)	24,776	1,908	(9,707)	(9,992)

Net income (loss)	$(12,236)	$44,585	$3,843	$(48,428)	$(12,236)

Condensed Consolidating Statement of Income for the
year ended December 31, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$380,906	$34,334	$198,254	$(34,373)	$579,121
Energy sales – net	10,078	–	–	–	10,078

Total revenues	390,984	34,334	198,254	(34,373)	589,199
Costs of products sold	326,433	33,101	167,157	(34,668)	492,023

Gross profit	64,551	1,233	31,097	295	97,176
Selling, general and administrative expenses	44,381	1,798	21,454	–	67,633
Shutdown and restructuring charges	–	–	1,564	–	1,564
Gains on dispositions of plant, equipment and timberlands, net	(881)	(21,213)	41	–	(22,053)
Gains from insurance recoveries	(20,151)	–	–	–	(20,151)

Operating income	41,202	20,648	8,038	295	70,183
Non-operating income (expense)
Interest expense	(10,730)	–	(2,353)	–	(13,083)
Other income (expense) – net	4,957	41,773	(1,330)	(42,360)	3,040

Total other income (expense)	(5,773)	41,773	(3,683)	(42,360)	(10,043)

Income (loss) before income taxes	35,429	62,421	4,355	(42,065)	60,140
Income tax provision (benefit)	(3,180)	23,695	1,808	(792)	21,531

Net income (loss)	$38,609	$38,726	$2,547	$(41,273)	$38,609

GLATFELTER

Condensed Consolidating Statement of Income for the
year ended December 31, 2004

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$337,416	$33,798	$206,203	$(33,893)	$543,524
Energy sales – net	9,953	–	–	–	9,953

Total revenues	347,369	33,798	206,203	(33,893)	553,477
Costs of products sold	299,150	30,116	165,151	(33,354)	461,063

Gross profit	48,219	3,682	41,052	(539)	92,414
Selling, general and administrative expenses	34,492	2,181	24,154	(888)	59,939
Shutdown and restructuring charges	19,704	671	1	(1)	20,375
Gains on dispositions of plant, equipment and timberlands, net	(3,356)	(55,630)	477	–	(58,509)
Gains from insurance recoveries	(32,785)	–	–	–	(32,785)

Operating income	30,164	56,460	16,420	350	103,394
Non-operating income (expense)
Interest expense	(10,875)	–	(2,510)	–	(13,385)
Other income (expense) – net	31,074	33,364	(1,378)	(62,306)	754

Total other income (expense)	20,199	33,364	(3,888)	(62,306)	(12,631)

Income (loss) before income taxes	50,363	89,824	12,532	(61,956)	90,763
Income tax provision (benefit)	(5,739)	34,715	6,313	(628)	34,661

Net income (loss)	$56,102	$55,109	$6,219	$(61,328)	$56,102

Condensed Consolidating Balance Sheet as of December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$10,098	$675	$11,212	$–	$21,985
Other current assets	233,688	11,837	114,983	(7,455)	353,053
Plant, equipment and timberlands – net	302,606	12,945	213,316	–	528,867
Other assets	1,275,240	1,004,992	(153,452)	(1,805,042)	321,738

Total assets	$1,821,632	$1,030,449	$186,059	$(1,812,497)	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities	$156,679	$2,753	$36,375	$(2,517)	$193,290
Long-term debt	329,516	–	45,779	–	375,295
Deferred income taxes	142,394	18,112	29,472	(7,319)	182,659
Other long-term liabilities	804,675	91,418	25,844	(835,906)	86,031

Total liabilities	1,433,264	112,283	137,470	(845,742)	837,275
Shareholders’ equity	388,368	918,166	48,589	(966,755)	388,368

Total liabilities and shareholders’ equity	$1,821,632	$1,030,449	$186,059	$(1,812,497)	$1,225,643

GLATFELTER

Condensed Consolidating Balance Sheet as of December 31, 2005

			Non	Adjustments/
In thousands	Parent Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$14,404	$30,615	$12,390	$33	$57,442
Other current assets	90,964	1,936	76,118	(2,903)	166,115
Plant, equipment and timberlands – net	322,208	13,537	143,083	–	478,828
Other assets	1,065,934	746,701	14,677	(1,484,720)	342,592

Total assets	$1,493,510	$792,789	$246,268	$(1,487,590)	$1,044,977

Liabilities and Shareholders’ Equity
Current liabilities	$75,465	$2,772	$61,629	$12	$139,878
Long-term debt	150,000	–	34,000	–	184,000
Deferred income taxes	174,854	10,585	24,003	(3,173)	206,269
Other long-term liabilities	660,879	36,581	85,441	(700,383)	82,518

Total liabilities	1,061,198	49,938	205,073	(703,544)	612,665
Shareholders’ equity	432,312	742,851	41,195	(784,046)	432,312

Total liabilities and shareholders’ equity	$1,493,510	$792,789	$246,268	$(1,487,590)	$1,044,977

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2006

			Non	Adjustments/
In thousands	Parent Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(75,477)	$23,804	$13,860	$9,386	$(28,427)
Investing activities
Purchase of plant, equipment and timberlands	(35,527)	(957)	(7,976)	–	(44,460)
Proceeds from disposal plant, equipment and timberlands	4,632	16,436	3	–	21,071
Acquisition of Lydney mill and Chillicothe	(89,217)	(69,225)	–	–	(158,442)

Total investing activities	(120,112)	(53,746)	(7,973)	–	(181,831)
Financing activities
Net (repayments of) proceeds from indebtedness	199,016	–	(8,476)	(9,419)	181,121
Payment of dividends	(16,023)	–	–	–	(16,023)
Other	8,290	–	–	–	8,290

Total financing activities	191,283	–	(8,476)	(9,419)	173,388
Effect of exchange rate on cash	–	2	1,411	–	1,413

Net decrease in cash	(4,306)	(29,940)	(1,178)	(33)	(35,457)
Cash at the beginning of period	14,404	30,615	12,390	33	57,442

Cash at the end of period	$10,098	$675	$11,212	$–	$21,985

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$28,694	$42,318	$(12,497)	$(15,647)	$42,868
Investing activities
Purchase of plant, equipment and timberlands	(20,319)	(1,094)	(9,611)	–	(31,024)
Proceeds from disposal plant, equipment and timberlands	55	981	21,414	–	22,450
Proceeds from sale of subsidiary, net of cash dividend	–	–	545	–	545

Total investing activities	(20,264)	(113)	12,348	–	(8,029)
Financing activities
Net (repayments of) proceeds from indebtedness	–	–	(4,153)	3,420	(733)
Payment of dividends	(15,839)	(12,001)	–	12,001	(15,839)
Proceeds from stock options exercised	1,414	–	–	–	1,414

Total financing activities	(14,425)	(12,001)	(4,153)	15,421	(15,158)
Effect of exchange rate on cash	–	(1)	(2,189)	–	(2,190)

Net increase (decrease) in cash	(5,995)	30,203	(6,491)	(226)	17,491
Cash at the beginning of period	20,399	412	18,881	259	39,951

Cash at the end of period	$14,404	$30,615	$12,390	$33	$57,442

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2004

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$73,396	$(5,540)	$25,630	$(53,902)	$39,584
Investing activities
Purchase of plant, equipment and timberlands	(10,847)	(1,123)	(6,617)	–	(18,587)
Proceeds from disposal plant, equipment and timberlands	3,826	56,121	224	–	60,171
Proceeds from sale of subsidiary, net of cash dividend	–	–	525	–	525

Total investing activities	(7,021)	54,998	(5,868)	–	42,109
Financing activities
Net (repayments of) proceeds from indebtedness	(30,000)	–	(13,049)	(1,839)	(44,888)
Payment of dividends	(15,782)	(56,000)	–	56,000	(15,782)
Proceeds from stock options exercised	917	–	–	–	917

Total financing activities	(44,865)	(56,000)	(13,049)	54,161	(59,753)
Effect of exchange rate on cash	–	–	2,445	–	2,445

Net increase (decrease) in cash	21,510	(6,542)	9,158	259	24,385
Cash at the beginning of period	(1,111)	6,954	9,723	–	15,566

Cash at the end of period	$20,399	$412	$18,881	$259	$39,951

GLATFELTER

22.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share

							Diluted
	Net sales		Gross Profit		Net Income (loss)		Earnings (loss) Per Share

	2006	2005	2006	2005	2006	2005	2006	2005

First	$160,606	$143,896	$20,265	$28,594	$(11,865)	$6,290	$(0.27)	$0.14
Second	279,720	145,283	5,733	19,833	(20,722)	1,709	(0.46)	0.04
Third	277,489	146,780	37,903	25,616	5,368	3,663	0.12	0.08
Fourth	268,596	143,162	41,393	23,133	14,983	26,947	0.33	0.61

The information set forth above includes the following, on an after-tax basis:

	Restructuring Charges and Unusual Items		Gains on Sales of Plant, Equipment and Timberlands, and Other Asset Sales		Insurance Recoveries

In thousands	2006	2005	2006	2005	2006	2005

First	$(17,398)	$—	$—	$—	$—	$—
Second	(14,731)	—	—	—	130	1,430
Third	(1,901)	—	264	259	—	—
Fourth	(428)	(1,017)	8,576	11,517	—	11,289

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2006, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8. – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

On March 13, 2006, we completed the acquisition of the Lydney mill from J R Crompton Limited and on April 3, 2006, we completed the acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation. We performed due diligence procedures associated with these acquisitions. Subsequent to closing the acquisitions much of the financial accounting functions were completed pursuant to third party servicing agreements between us and the sellers. Beginning in the third quarter of 2006, we assumed more complete control for all financial accounting functions related to the acquired operations. We are in the process of more fully integrating the respective financial reporting processes and the related internal controls applicable to these newly acquired entities.

In addition, effective October 1, 2006, we completed the outsourcing of our domestic payroll processing system to a nationally recognized payroll services provider. As part of our evaluation of the related internal controls, we obtained a Service Auditors report prepared in accordance with Statement on Auditing Standard No. 70. There were no other changes in our internal control over financial reporting during the year ended December 31, 2006, that have materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors  The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2007. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, the members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

GLATFELTER

an exhibit to this Annual Report on Form 10-K and is available on our website, free of charge, at www.glatfelter.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2007.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is to aware of any violations by the Company of the NYSE corporate governance listing standards.

GLATFELTER

PART IV

ITEM 15.	EXHIBIT AND, FINANCIAL STATEMENT SCHEDULES.

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004
		ii.	Consolidated Balance Sheets as of December 31, 2006 and 2005
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

	2.		Financial Statement Schedules (Consolidated) are included in Part IV:

		i.	Schedule II – Valuation and Qualifying Accounts – For Each of the Three Years in the Period Ended December 31, 2006

(b)	Exhibit Index

Exhibit Number			Description of Documents			Incorporated by Reference to

						Exhibit	(Filing)

2	(a)		Asset Purchase Agreement, dated February 21, 2006, among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company			2.1	February 21, 2006 Form 8-K
		(b)	Agreement for Sale of Assets (Lydney), dated March 8, 2006, by and among J R Crompton Limited, Nicholas James Dargan and William Kenneth Dawson, as administrators and Glatfelter-UK Limited and the Company			10	March 31, 2006 Form 10-Q
3	(a)		Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation, as amended by:			3(a)	1993 Form 10-K
			i	.	Articles of Merger dated January 30, 1979	3(a)	1993 Form 10-K
			ii	.	Statement of Reduction of Authorized Shares dated May 12, 1980	3(a)	1993 Form 10-K
			iii	.	Statement of Reduction of Authorized Shares dated September 23, 1981	3(a)	1993 Form 10-K
			iv	.	Statement of Reduction of Authorized Shares dated August 2, 1982	3(a)	1993 Form 10-K
			v	.	Statement of Reduction of Authorized Shares dated July 29, 1983	3(a)	1993 Form 10-K
			vi	.	Articles of Amendment dated April 25, 1984	3(a)	1994 Form 10-K
			vii	.	Statement of Reduction of Authorized Shares dated October 15, 1984	3(b)	1984 Form 10-K
			viii	.	Statement of Reduction of Authorized Shares dated December 24, 1985	3(b)	1985 Form 10-K
			ix	.	Articles of Amendment dated April 23, 1986	(3)	March 31, 1986 Form 10-Q
			x	.	Statement of Reduction of Authorized Shares dated July 11, 1986	3(b)	1986 Form 10-K
			xi	.	Statement of Reduction of Authorized Shares dated March 25, 1988	3(b)	1987 Form 10-K
			xii	.	Statement of Reduction of Authorized Shares dated November 9, 1988	3(b)	1988 Form 10-K
			xiii	.	Statement of Reduction of Authorized Shares dated April 24, 1989	3(b)	1989 Form 10-K
			xiv	.	Articles of Amendment dated November 29, 1990	3(b)	1990 Form 10-K
			xv	.	Articles of Amendment dated June 26, 1991	3(b)	1991 Form 10-K
			xvi	.	Articles of Amendment dated August 7, 1992	3(b)	1992 Form 10-K
			xvii	.	Articles of Amendment dated July 30, 1993	3(b)	1993 Form 10-K
			xviii	.	Articles of Amendment dated January 26, 1994	3(b)	1993 Form 10-K
	(b)		Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR)			3(c)	1993 Form 10-K
	(c)		By-Laws as amended through December 13, 2006, filed herewith.
4	(a)		Indenture, dated as of April 28, 2006, by and between the Company and SunTrust Bank, as trustee relating to 7 1/8 Notes due 2016.			4.1	May 3, 2006 Form 8-K
	(b)		Registration Rights Agreement, dated April 28, 2006, among the Company, the Guarantors named therein and the Initial Purchasers (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by the Company on May 3, 2006) relating to 7 1/8 Notes due 2016.			4.2	May 3, 2006. Form 8-K
	(c)		First Supplemental Indenture, dated as of September [•], 2006, among Glatfelter Holdings, LLC, Glatfelter Holdings II, LLC, the Existing Subsidiary Guarantors named therein and SunTrust Bank relating to 7 1/8 Notes due 2016.			4.3	September 22, 2006 Form S-4/A
10	(a)		P. H. Glatfelter Company Management Incentive Plan, adopted as of January 1, 1994, as amended and restated December 19, 2000 and effective January 1, 2001.**			10(a)	2000 Form 10-K**
	(b)		P. H. Glatfelter Company 2005 Management Incentive Plan, adopted as of April 27, 2005.**			10.4	April 27, 2005 Form 8-K
	(c)		P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000.**			10(c)	2000 Form 10-K**
	(d)		Description of Executive Salary Continuation Plan.**			10(g)	1990 Form 10-K**
	(e)		P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998.**			10(f)	1998 Form 10-K**
	(f)		P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000.**			10(g)	2000 Form 10-K**
	(g)		P. H. Glatfelter Company 2005 Long-Term Incentive Plan, adopted as of April 27, 2005.**			10.1	April 27, 2005 Form 8-K
	(g)	(A)	Form of Top Management Restricted Stock Unit Award Certificate.**			10.2	April 27, 2005 Form 8-K
	(g)	(B)	Form of Non-Employee Director Restricted Stock Unit Award Certificate**			10.3	April 27, 2005 Form 8-K
	(h)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998.**			10(h)	1998 Form 10-K**
	(i)		Change in Control Employment Agreement by and between P. H. Glatfelter Company and George H. Glatfelter II, dated as of December 31, 2005.**			10(i)	2005 Form 10-K

GLATFELTER

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	(Filing)

	(j)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 31, 2005.**	10(j)A	2005 Form 10-K
	(j)	(A)	Schedule of Change in Control Employment Agreements.**	10(j)	2005 Form 10-K
	(k)		Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin.	10(i)	1996 Form 10-K
	(l)		Credit Agreement, dated as of April 3, 2006, by and among the Company, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Credit Suisse Securities (USA) LLC, as joint arrangers and bookrunners, and Credit Suisse Securities (USA) LLC, as syndication agent.	10.1	April 7, 2006 Form 8-K
	(m)		Contract for the Purchase and Bargain Sale of Property (exhibits omitted)	10(m)	2002 Form 10-K
	(n)		Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC, (a wholly owned subsidiary of the Registrant) and SunTrust Bank, as Administrative Agent.	10.3	March 31, 2003 Form 10-Q
	(o)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)	10.2	October 1, 2003 Form 8-K/A – No. 1
	(p)		Compensatory Arrangements with Certain Executive Officers, filed herewith.**
	(q)		Summary of Non-Employee Director Compensation, (effective January 1, 2005).**	10.1	December 15, 2004 Form 8-K
	(r)		Service Agreement between the Registrant (through a wholly owned subsidiary) and Martin Rapp, filed herewith.**
	(s)		Form of Stock-Only Stock Appreciation Right Award Certificate, filed herewith**
	(t)		Form of 2007 Top Management Restricted Stock Unit Award Certificate, filed herewith**
	(u)		Consulting Agreement between the Registrant and John C. van Roden, Jr., filed herewith.**
	(v)		P.H. Glatfelter Company Management Incentive Plans, effective January 1, 1982, as amended and restated effective January 1, 1994.**	10(a)	1993 Form 10-K
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter.	14	2003 Form 10-K
21			Subsidiaries of the Registrant, filed herewith.
23			Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith.
31.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith.
32.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.
32.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

**	Management contract or compensatory plan

GLATFELTER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

March 15, 2007

By	/s/ George H. Glatfelter II
George H. Glatfelter II
Chairman and
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 15, 2007	/s/ George H. Glatfelter II George H. Glatfelter II Chairman and Chief Executive Officer	Principal Executive Officer and Director

March 15, 2007	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 15, 2007	/s/ David C. Elder David C. Elder Corporate Controller and Chief Accounting Officer	Controller

March 15, 2007	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 15, 2007	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 15, 2007	/s/ Richard C. III Richard C. III	Director

March 15, 2007	/s/ J. Robert Hall J. Robert Hall	Director

March 15, 2007	/s/ Ronald J. Naples Ronald J. Naples	Director

March 15, 2007	/s/ Richard L. Smoot Richard L. Smoot	Director

March 15, 2007	/s/ Lee C. Stewart Lee C. Stewart	Director

GLATFELTER

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

   I, George H. Glatfelter II, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2006 of P.H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of Glatfelter’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in Glatfelter’s internal control over financial reporting that occurred during Glatfelter’s most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Glatfelter’s internal control over financial reporting; and

5.	Glatfelter’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Glatfelter’s auditors and the audit committee of the Glatfelter’s board of directors:

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Glatfelter’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 15, 2007

By:	/s/ George H. Glatfelter II
George H. Glatfelter II
Chairman and Chief Executive Officer

GLATFELTER

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

   I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2006 of P.H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)	Evaluated the effectiveness of Glatfelter’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)	Disclosed in this report any change in Glatfelter’s internal control over financial reporting that occurred during Glatfelter’s most recent fiscal quarter (the fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Glatfelter’s internal control over financial reporting; and

5.	Glatfelter’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Glatfelter’s auditors and the audit committee of the Glatfelter’s board of directors:

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Glatfelter’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 15, 2007

By:	/s/ John P. Jacunski
John P. Jacunski
Senior Vice President and
  Chief Financial Officer

GLATFELTER

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For Each of the Three Years in the Period Ended December 31, 2006
Valuation and Qualifying Accounts

	Allowance for

In thousands	Doubtful Accounts			Sales Discounts and Deductions

	2006	2005	2004	2006	2005	2004

Balance, beginning of year	$931	$2,364	$3,115	$2,405	$2,217	$2,038
Provision (a)	2,771	382	868	3,153	2,788	3,964
Write-offs, recoveries and discounts allowed	(137)	(1,726)	(1,643)	(2,795)	(2,711)	(3,947)
Other (b)	48	(89)	24	182	(249)	162

Balance, end of year	$3,613	$931	$2,364	$2,945	$2,045	$2,217

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)  Includes $1.8 million of acquired allowances in connection with the Chillicothe and Lydney acquisition.

(b)  Relates primarily to changes in currency exchange rates.

GLATFELTER