Form 10-Q
period 2007-03-31
GLATFELTER P H CO
filed 2007-05-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ___to ___
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes  ✓  No     .
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
As of April 30, 2007, P. H. Glatfelter Company had 45,025,896 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
MARCH 31, 2007

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31

In thousands, except per share	2007	2006

Net sales	$280,989	$160,606
Energy sales — net	2,214	2,457

Total revenues	283,203	163,063
Costs of products sold	246,494	142,798

Gross profit	36,709	20,265

Selling, general and administrative expenses	28,727	16,697
Restructuring charges	225	19,298
(Gains) losses on dispositions of plant, equipment and timberlands, net	(3,194)	10

Operating income (loss)	10,951	(15,740)
Nonoperating income (expense)
Interest expense	(7,337)	(3,393)
Interest income	741	666
Other — net	631	350

Total other income (expense)	(5,965)	(2,377)

Income (loss) before income taxes	4,986	(18,117)
Income tax provision (benefit)	1,733	(6,252)

Net income (loss)	$3,253	$(11,865)

Earnings (loss) per share
Basic	$0.07	$(0.27)
Diluted	0.07	(0.27)

Cash dividends declared per common share	0.09	0.09

Weighted average shares outstanding
Basic	44,889	44,213
Diluted	45,301	44,213
The accompanying notes are an integral part of the condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2007	2006

Assets
Current assets
Cash and cash equivalents	$10,471	$21,985
Accounts receivable — net	133,185	128,255
Inventories	196,597	192,281
Prepaid expenses and other current assets	33,236	32,517

Total current assets	373,489	375,038

Plant, equipment and timberlands — net	522,612	528,867

Other assets	322,051	321,738

Total assets	$1,218,152	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$48,355	$19,500
Short-term debt	1,622	2,818
Accounts payable	60,745	70,581
Dividends payable	4,051	4,035
Environmental liabilities	5,580	5,489
Other current liabilities	80,390	90,867

Total current liabilities	200,743	193,290

Long-term debt	343,368	375,295

Deferred income taxes	171,186	182,659

Other long-term liabilities	112,529	86,031

Total liabilities	827,826	837,275

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	42,848	42,288
Retained earnings	515,713	519,489
Accumulated other comprehensive income (loss)	(30,033)	(32,337)

	529,072	529,984
Less cost of common stock in treasury	(138,746)	(141,616)

Total shareholders’ equity	390,326	388,368

Total liabilities and shareholders’ equity	$1,218,152	$1,225,643

The accompanying notes are an integral part of the condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31

In thousands	2007	2006

Operating activities
Net income	$3,253	$(11,865)
Adjustments to reconcile to net cash provided by continuing operations:
Depreciation, depletion and amortization	13,733	12,349
Pension income	(3,513)	(3,721)
Restructuring charges	225	27,521
Deferred income tax provision	(672)	(2,792)
(Gains) losses on dispositions of plant, equipment and timberlands, net	(3,194)	(10)
Stock-based compensation	1,081	280
Change in operating assets and liabilities
Accounts receivable	(4,703)	(12,768)
Inventories	(4,007)	1,652
Other assets and prepaid expenses	(770)	(984)
Accounts payable	(10,302)	(2,432)
Accruals and other current liabilities	(1,129)	(9,560)
Other	8,009	(2,610)

Net cash used by operating activities	(1,989)	(4,940)

Investing activities
Purchases of plant, equipment and timberlands	(5,790)	(5,241)
Proceeds from disposals of plant, equipment and timberlands, net	3,386	1
Acquisition of Lydney mill	0	(68,271)

Net cash used by investing activities	(2,404)	(73,511)

Financing activities
Net proceeds from revolving credit facility and other short-term debt	6,691	50,460
Principal repayments	(11,000)	—
Payment of dividends	(4,035)	(3,972)
Proceeds from stock options exercised	1,005	2,845
Excess tax benefit of stock options exercised	80	228

Net cash (used) provided by financing activities	(7,259)	49,561

Effect of exchange rate changes on cash	138	266

Net decrease in cash and cash equivalents	(11,514)	(28,624)
Cash and cash equivalents at the beginning of period	21,985	57,442

Cash and cash equivalents at the end of period	$10,471	$28,818

Supplemental cash flow information
Cash paid (received) for
Interest expense	$3,613	$6,093
Income taxes	(4,083)	9,122

The accompanying notes are an integral part of the condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gloucestershire, the United Kingdom; Gernsbach, Germany; Scaër, France and the Philippines. Our products are marketed throughout the United States and in over 80 other countries, either through wholesale paper merchants, brokers and agents, or directly to customers.

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
     Reclassifications Certain reclassifications have been made to the prior year’s balance sheet to conform to those classifications used in the current year. Such reclassifications had no impact on reported earnings, financial position, or cash flows for either period.

3.	RECENT PRONOUNCEMENTS
     Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect adjustment of $3.0 million was recognized as an adjustment to retained earnings.
     The following table provides a breakdown of the incremental effect of applying FIN 48 on individual line items in the consolidated balance sheet as of January 1, 2007:

			After
	Before	Effect of	adoption of
In thousands	FIN 48	FIN 48	FIN 48

Prepaid expenses and other current assets	$32,517	$193	$32,710
Other current liabilities	74,960	(7,214)	67,746
Other long-term liabilities	86,031	21,690	107,721
Deferred income taxes	182,659	(11,309)	171,350
Retained earnings	519,489	(2,974)	516,515

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

GLATFELTER

pasting tissue, and had 2005 revenues of approximately £43 million (US $75 million). The purchase price was financed with existing cash balances and borrowings under our credit facility.
     Pursuant to the terms of the agreement, the Company has guaranteed all of the obligations of GLT-UK there under.
     The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Inventory	$8,389
Property and equipment	56,885
Intangibles and other assets	9,325

74,599
Less acquisition related liabilities	(5,374)

Total	$69,225

     Although we do not expect future adjustments to occur, any such adjustments required to be made to the purchase price will be reflected in our results of operations in the applicable period in which such adjustment occurs. The amounts set forth above ascribed to intangible and other assets primarily consist of technology and trade marks.
     We are currently conducting discovery on five sets of claims to the Bristol, England Employment Tribunal for unfair dismissal and failure to consult with the union prior to staffing reductions and the sale of the Lydney mill. All of the claims relate to the period prior to the sale of the Lydney mill to Glatfelter. We are vigorously defending these claims. The amount claimed, as indicated in schedules of loss filed to date, is approximately $1.6 million, of which $0.8 million is included in the above allocation of purchase price.
     Chillicothe On April 3, 2006, we completed our acquisition of Chillicothe, the carbonless business operations of NewPage Corporation, for $83.3 million in cash, in addition to approximately $5.9 million of transaction and other related costs. The Chillicothe assets consist of a paper making facility in Chillicothe, Ohio with annual production capacity approximating 400,000 tons-per-year and coating operations based in Fremont, Ohio with annual revenue of approximately $440 million. The Chillicothe acquisition was financed with borrowings under our credit facility.
     The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Accounts receivable	$43,618
Inventory	91,580
Property and equipment	1,959
Prepaid pension and other assets	11,416
Intangibles — customer relationships	6,074

154,647
Less acquisition related liabilities including accounts payable and accrued expenses	(65,430)

Total	$89,217

     Although we do not expect future adjustments to occur, any such adjustments required to be made to the purchase price will be reflected in our results of operations in the applicable period in which such adjustment occurs.
     Pro-Forma Financial Information The information necessary to provide certain pro forma financial data for the Chillicothe acquisition relative to net income and earnings per share is not readily available due to the nature of the accounting and reporting structure of the acquired operation prior to the acquisition date. Pro forma consolidated net sales for the first quarter of 2006 were approximately $266.5 million, assuming the acquisition occurred at the beginning of that period.
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

GLATFELTER

     The results of operations in the first quarter of 2006 include the following pre-tax charges related to the Neenah shutdown:

Three months ended
In thousands	March 31, 2006

Accelerated depreciation	$5,812
Inventory write-down	2,411
Severance and benefit continuation	1,761
Pension curtailments and other retirement benefit charges	6,304
Contract termination costs	11,109
Other	85

Total	$27,482

     The Neenah shutdown resulted in the elimination of approximately 200 positions that had been supporting our Specialty Papers business unit. Approximately $8.2 million of the Neenah shutdown related charges are recorded as part of costs of products sold in the accompanying statements of income. The amounts accrued for severance and benefit continuation are recorded as other current liabilities in the accompanying consolidated balance sheets.
     With the exception of the severance and benefit continuation amounts and contract termination costs, substantially all other amounts accrued represent either accelerated non-cash asset write-downs or costs expected to be paid for from the Company’s overfunded pension plan.
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in an accrued termination fee of approximately $11.1 million as of the end of the first quarter 2006.
     During the first quarter of 2007, we increased our reserve for costs associated with the shutdown by $0.2 million and made payments totaling $0.9 million; thus, the remaining reserve balance was $2.1 million at March 31, 2007.

6.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first quarter of 2007, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

Timberlands	1,521	$3,767	$3,194

     In accordance with terms of our credit facility, we are required to use the proceeds from timberland sales to reduce amounts outstanding under our term loan.

7.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	March 31
In thousands, except per share	2007	2006

Net income (loss)	$3,253	$(11,865)
Weighted average common shares outstanding used in basic EPS	44,889	44,213
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	412	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,301	44,213

Earnings (loss) per share Basic	$0.07	$(0.27)
Diluted	0.07	(0.27)

8.	INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     Effective January 1, 2007, we adopted FIN 48. Subsequent to the adoption of this standard, we had $21.5 million of gross unrecognized tax benefits. If recognized, approximately $17.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

GLATFELTER

     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	N/A	2003 — 2006
State	2004	2002 — 2006
Germany (1)	N/A	2003 — 2006
France	2003 — 2005	2006
United Kingdom	N/A	2006
Philippines	2004 — 2005	2006

(1) — includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. While it is possible that the amounts of unrecognized benefit with respect to uncertain tax positions could change significantly within the next twelve months, such adjustments, if any, are not expected to have a material effect on our consolidated financial position.
     We recognize interest and penalties related to uncertain tax positions as income tax expense and expensed $0.2 million for the quarter ended March 31, 2007. Accrued interest and penalties were $0.7 million and $0.9 million as of January 1, 2007 and March 31, 2007, respectively.

9.	STOCK-BASED COMPENSATION
     During the first quarter of 2007, we issued 225,400 Stock Only Stock Appreciation Rights (“SOSAR”) to members of executive management. Under terms of the SOSAR, which vest ratably over a three year period, the recipients received the right to receive a payment in shares of common stock having a fair market value equal to the amount of appreciation, if any, in the fair market value of one share of common stock from the date of grant of a SOSAR to the date of its exercise. The
SOSARs had a grant date fair value, estimated using the Black-Scholes valuation model, of $5.00 per right, and an aggregate value of $1.1 million. In addition, 47,152 Restricted Stock Units (“RSU”) were issued with a grant date fair value of $15.94 per unit and an aggregate value of $0.8 million. The RSUs vest over a period ranging from three years to five years.
     During the first quarters of 2007 and 2006, we recognized stock-based compensation expense totaling $1.1 million and $0.4 million, respectively.

10.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	March 31
In thousands	2007	2006

Pension Benefits
Service cost	$2,456	$1,029
Interest cost	5,291	4,246
Expected return on plan assets	(12,032)	(9,920)
Amortization of prior service cost	610	483
Amortization of unrecognized loss	162	441

	(3,513)	(3,721)
Curtailment charge	—	3,031

Net periodic benefit cost (income)	$(3,513)	$(690)

Other Benefits
Service cost	$475	$305
Interest cost	774	654
Expected return on plan assets	(223)	—
Amortization of prior service cost	(242)	(208)
Amortization of unrecognized loss	261	319

	1,045	1,070
Special termination charge	—	3,273

Net periodic benefit cost (income)	$1,045	$4,343

     As discussed in Note 5, in the first quarter of 2006, we recorded special termination charges in connection with the curtailment of pension benefits and termination of certain post retirement benefits related to the Neenah facility shutdown.
     During the fourth quarter of 2006, we transferred $12.2 million from our qualified pension plan assets to a post-retirement sub-account pursuant to Section 420 of the Internal Revenue Code. Such amounts are to be used to satisfy certain post-retirement health care benefits.

GLATFELTER

11.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	March 31
In thousands	2007	2006

Net income (loss)	$3,253	$(11,865)
Foreign currency translation adjustment	1,825	1,911
Additional pension liability amortization, net of tax	479

Comprehensive income (loss)	$5,557	$(9,954)

12.	INVENTORIES
     Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2007	2006

Raw materials	$40,365	$38,539
In-process and finished	111,397	107,811
Supplies	44,835	45,931

Total	$196,597	$192,281

13.	LONG-TERM DEBT
Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2007	2006

Revolving credit facility, due April 2011	$72,723	$64,795
Term Loan, due April 2011	85,000	96,000
7⅛% Notes, due May 2016	200,000	200,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	391,723	394,795
Less current portion (1)	(48,355)	(19,500)

Long-term debt, excluding current portion	$343,368	$375,295

     (1) Includes $34 million Note payable — SunTrust. Refer to the separate discussion of intentions to extend this instrument’s maturity.
     Our revolving credit facility provides for up to $200 million of aggregate borrowings on an unsecured basis. Our term loan requires quarterly repayments of principal outstanding that began on March 31, 2007 with the final principal payment due on April 2, 2011. In addition, if certain prepayment events occur, such as a sale of assets or the incurrence of additional indebtedness in excess of $10.0 million in the aggregate, we must repay a specified portion of the term loan within five days of the prepayment event.
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
     The 7⅛% Senior Note agreement contains a “cross-default” clause that provides if there were to be an event of default under the credit agreement discussed earlier, we would also be in default under the 7⅛% Senior Notes.
     Our outstanding debt obligations include a $34 million Note Payable to SunTrust Financial (the “Note Payable”), all of which is presented in the accompanying condensed consolidated financial statements as currently payable as of March 31, 2007. The Note Payable bears interest at a fixed rate of 3.82% for five years through March 2008, at which time we can elect to renew the obligation. The Note Payable relates to the March 2003 sale of approximately 25,500 acres of timberlands for which we received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. The note receivable is recorded as “Other assets” in the accompanying consolidated balance sheet. We pledged this note as collateral under the Note Payable. The debt agreement underlying this obligation provides for an extension of the maturity of the Note Payable for up to five years assuming certain conditions are satisfied, all of which we believe to be, or will be, complied with. We intend to utilize the debt maturity extension clauses provided for in the original note agreement to extend the maturity of the Note Payable to March 2013.
     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of March 31, 2007, we had $8.1 million in letters of credit issued to us by a financial institution, unchanged from December 31, 2006. The letters of credit are for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. Outstanding letters of credit reduce amounts available under our revolving credit facility.
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to: i) dispose of or create liens on assets; ii) transfer assets between borrowing or guaranteeing subsidiaries and non guaranteeing subsidiaries; iii) incur additional indebtedness; iv) repay other indebtedness; or v) make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated

GLATFELTER

minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which there were none at March 31, 2007, would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7⅛% Notes contain a cross default provision that in the event of a default under the credit agreement, the Notes would become currently due. Effective June 30, 2007, our maximum leverage ratio, as defined in the agreement, will be reduced from 3.75x to 3.50x. As a result of a $6.0 million increase in our reserve for the Fox River environmental matter recorded in the first quarter of 2007 and our operating expectations, we expect that we will be near the covenant limit at the end of the second quarter 2007. Accordingly, we have entered into discussions with our banks on this matter. If for any reason we are unsuccessful in these discussions, a default may occur which could have a material adverse impact on our liquidity and financial position.

14.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Ecusta Division Matters At March 31, 2007, we had reserves for various matters associated with our former Ecusta Division. Activity in these reserves during the period indicated is summarized below.

	Ecusta
	Environmental	Workers'
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2007	$7,202	$1,409	$—	$8,611
Accruals	—	—		—
Payments	(204)	(115)		(319)
Other adjustments	—	—		—

March 31, 2007	$6,998	$1,294	$—	$8,292

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Accruals	—	—	—	—
Payments	(214)	(45)		(259)
Other adjustments	16	—		16

March 31, 2006	$7,907	$1,868	$3,300	$13,075

     With respect to the reserves set forth above as of March 31, 2007, $1.2 million is recorded under the caption “Other current liabilities” and $7.1 million is recorded under the caption “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
     The following discussion provides more details on each of these matters.
     Background Information In August 2001, pursuant to an acquisition agreement (the “Acquisition Agreement”), we sold the assets of our Ecusta Division to four related entities, consisting of Purico (IOM) Limited, an Isle of Man limited liability company (“Purico”), RF&Son Inc. (“RF”), RFS US Inc. (“RFS US”) and RFS Ecusta Inc. (“RFS Ecusta”), each of which is a Delaware corporation (collectively, the “Buyers”).
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
     In October 2004, one of the New Buyers entered into a Brownfields Agreement with the NCDENR relating to the Ecusta mill, pursuant to which the New Buyers were to be held responsible for certain specified environmental issues at the Ecusta Facility.
     In September 2005, NCDENR sought our participation, pursuant to a proposed consent order, in the evaluation and potential remediation of environmentally hazardous conditions at the former Ecusta mill site. In January 2006, NCDENR modified its proposed consent order to include us and the company (the “Prior Owner”) from whom our predecessor, Ecusta Corporation, purchased the Ecusta mill. NCDENR and the United States Environmental Protection Agency (“USEPA”) have indicated that if neither party enters into a consent order USEPA intends to list the mill site on the National Priorities List and pursue assessment and remediation of the site under the Comprehensive Environmental Responsibility, Compensation and Liability Act (more commonly known as “Superfund”). In addition to calling for the assessment, closure, and post-closure monitoring and maintenance of the third landfill for which we since have been directed to close, the proposed consent order would impose an obligation to assess and remediate the following:
i.	mercury and certain other contamination on and around the site;

ii.	potentially hazardous conditions existing in the sediment and water column of the site’s water treatment and aeration and sedimentation basin (the “ASB”); and

iii.	contamination associated with two additional landfills on the site that were not used by us.
     With respect to the concerns set forth above (collectively, the “NCDENR matters”), we contend that the Prior Owner is responsible for any mercury contamination at the Ecusta Facility and that the New Buyers, as owner and operator of the ASB, are responsible for addressing any issues associated with the

GLATFELTER

ASB, including closure, and that the New Buyers, in a May 2004 agreement, expressly agreed to indemnify and hold us harmless from certain environmental liabilities, which include most, if not all, of the NCDENR matters. We continue to have discussions with NCDENR and USEPA concerning our potential responsibilities and appropriate remedial actions, if any, which may be necessary.
     The Prior Owners of the site have filed a declaratory judgment action in the US District Court that seeks a determination by the Court that, under the Purchase Agreement pursuant to which the Ecusta Facility was conveyed to Glatfelter, Glatfelter is obligated to indemnify the Prior Owners for any costs related to the remediation of mercury contamination at the Ecusta Facility. In response, Glatfelter has filed an answer denying that it is responsible for such costs and a counterclaim against the Prior Owners alleging, among others things, fraud and negligent misrepresentation by the Prior Owner regarding mercury contamination. We continue to evaluate potential legal claims we may have with respect to Prior Owners and other parties with respect to any remediation of hazardous substance that may be ultimately required at the Ecusta Facility.
     As a result of NCDENR’s September 2005 communication with us and our assessment of the range of likely outcomes of the NCDENR Matters and the New Buyers Matters, our results of operations for 2005 included a $2.7 million charge to increase our reserve for estimated costs associated with the Ecusta environmental matters. The addition to the reserve includes estimated operating costs associated with the obligations of the New Buyer discussed above, estimated costs to perform an assessment of certain risks posed by the presence of mercury, further characterization of sediment in the ASB and treatment of other contamination. Since this initial accrual, no further changes have been made.
     The 2005 reserves relating to additional environmental assessment activities were premised, in part, on the belief that it might be mutually beneficial to us and NCDENR if we were to agree to perform the assessment activities, without accepting responsibility for any subsequently required remediation. While it now appears clear that NCDENR and USEPA will not accept such an arrangement, it is uncertain in the absence of a consent order i) what actions will be taken by the agencies; ii) against whom any such actions may be taken; and iii) when any additional remediation would be required to be performed.
     In addition, it is unclear how the liability for any required assessment or remediation will be apportioned among the Prior Owner, Glatfelter, the Buyers and the New Buyers. We are also in negotiations with potential buyers of the Ecusta Facility (the “Potential Buyers”) and the New Buyers concerning the division of assessment and remediation obligations for known and suspected contamination at the Ecusta Facility and certain off-site areas between us and the Potential Buyers. However, the outcome of these negotiations is uncertain. For the foregoing reasons, in part, our recorded reserve does not include costs associated with further remediation activities that we may be required to perform, the range of which we are currently unable to estimate; however, they could be significant.
     We are evaluating options presented to us by the Potential Buyers, including proposals for Glatfelter, the Prior Owner and the Potential Buyers us to jointly contribute to the cost to remediate any on-site contamination. To date we believe we are adequately reserved to participate in such an arrangement at the level currently proposed; however, there are no assurances that we will reach agreement with the Potential Buyers and the Prior Owner on the terms of such an arrangement. We are uncertain as to what additional Ecusta-related claims, including, among others, environmental matters, government oversight and government past costs, if any, may be asserted against us
     It is possible that the New Buyers may not have sufficient cash flow from their operations to satisfy certain ongoing obligations to NCDENR and us and, their ability to do so may be dependent on their ability to sell the Ecusta Facility. Specifically, the New Buyers are obligated (i) to treat leachate and stormwater runoff from the landfills, which we are currently required to manage, and (ii) to pump and treat contaminated groundwater in the vicinity of a former caustic building at the site. If the New Buyers should default on these obligations, it is possible that NCDENR will require us to make appropriate arrangements for these obligations and to be responsible for the remediation of certain contamination on and around the site (collectively, the “New Buyers Matters”). We continue to discuss with the New Buyers and the Potential

GLATFELTER

Buyers the need for assurances that the New Buyers or the Potential Buyers, or both, will fulfill the New Buyers’ obligations for the New Buyers Matters.
     Notwithstanding a potential sale of the property, and with respect to alleged mercury contamination at the site, i) the extent of mercury contamination is unknown; ii) it is unclear who will be required to remediate this contamination; and iii) the ultimate costs to remedy such contamination are not reasonably estimable based on information currently available to us. Accordingly, no amounts to address such contamination have been included in our reserve discussed above. If we are required to perform additional remediation at the Ecusta Facility, additional charges would be required, and such amounts could be material.
     Workers’ Compensation Prior to 2003, we established reserves related to potential workers’ compensation claims associated with the former Ecusta Division, which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees injured during their employment at the Ecusta facility prior to our sale of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 14.
Fox River — Neenah, Wisconsin We have previously reported with respect to environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay, downstream of our Neenah, Wisconsin facility.
     The governmental authorities are pursuing responsible parties for the costs to remediate the contaminated areas of the Fox River, satisfy Natural Resource Damage claims, and reimburse the governments for past costs. The areas of the lower Fox River and in the Bay of Green Bay in which PCB contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3—5”), an area approximately 20 miles downstream of our Neenah facility.
The following table summarizes the potential range of costs to satisfy total claims associated with the Fox River matter based on the best available estimates. Such amounts are not necessarily indicative of our share of responsibility:

In millions	Low	High

OU1	$80	$137
OU2	—	—
OU3 — OU5	227	487
Natural Resource Damages	176	333

     The high end of the range for OU1 set forth above assumes dredging of contamination as opposed to the use of alternative remedies. With respect to OU1, approximately $51 million has been spent to date to remediate portions of the site. The accompanying Condensed Consolidated Balance Sheets include a reserve of $12.6 million for our share of potential liability to complete the remediation of OU1, reflecting a $6.0 million addition in the first quarter of 2007 to our reserve. We do not have any other reserves recorded for the Fox River matter.
     The following provides an in depth discussion of each of the Fox River matters.
Background
     We acquired the Neenah facility in 1979 as part of the acquisition of the Bergstrom Paper Company. In part, this facility used wastepaper as a source of fiber. At no time did the Neenah facility utilize PCBs in the pulp and paper making process, but discharges to the Fox River from the facility which may have contained PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah facility discharged into the Fox River resulted from the presence of PCBs in NCR®-brand carbonless copy paper in the wastepaper that was received from others and recycled.

GLATFELTER

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
     In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin approved a consent decree regarding OU1 (“the OU1 Consent Decree”). Under terms of the OU1 Consent Decree, Glatfelter and WTM I Company each agreed to pay approximately $27 million, of which $25.0 million from each was placed in escrow to fund response work at OU-1 (“OU-1Escrow Account”). The remaining amount that the parties agreed to pay under the Consent Decree includes payments for NRD and NRD assessment and other past costs incurred by the governments. In addition, EPA placed $10 million from another source into escrow for the OU1 cleanup. As a result of these contributions, the total amount of funds available for remediation totaled $60 million.
     As of March 31, 2007, the escrow account balance totaled $16.9 million, of which our portion totaled $5.5 million. Of our total amount in escrow, $4.5 million is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $1.0 million is included under the caption “Other assets.” As of March 31, 2007, our reserve for environmental liabilities, all of which is for OU1 remediation activities, totaled $12.6 million.
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
The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account. Should the OU1 Consent

GLATFELTER

Decree be terminated due to insufficient funds, each company would lose the protections contained in the Consent Decree, and the governments may order one or both parties to complete the required remedial activities for OU-1. The governments may issue a similar order to a third party or perform the work itself and seek response costs from any or all PRPs for the site, including Glatfelter. If the Consent Decree is terminated due to the insufficiency of the escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial action
     In late 2006, Glatfelter and WTM I jointly submitted a proposed Final Plan for the completion of the remediation of OU1 (the “FCP”) to Wisconsin DNR and EPA. The FCP proposes the implementation of permitted alternative remedies that require acceptance by the agencies. Throughout the first quarter of 2007, Glatfelter and WTM I have been engaged in discussions with the government agencies concerning the FCP. In April 2007, we refined our cost estimates. As a result, we now believe the FCP ultimately will cost approximately $80 million. We have considered the assets available to complete this remediation and, as a result, have increased our reserve by $6.0 million. Since we have not come to final agreement with the agencies, it is possible that the costs to complete the FCP could be as high as $95 million, considerably in excess of the amount we have accrued and future charges may be necessary. Included in our closure plan is the capping of certain areas in the river. In the third quarter 2007, we plan to conduct a pilot program to validate certain aspects of the FCP, including evaluating “capping” contaminated areas as opposed to dredging. We expect to reach an agreement with the agencies for a final OU1 remedy in 2008.
     The agencies have also expressed concerns that the cost of the ultimately accepted remediation plan may exceed the balance of the escrow fund. In order to provide the agencies financial assurances that, in the event the ultimate remediation plan should exceed financial resources currently allocated to the remedy, adequate funds would be readily available, we issued a $6.0 million letter of credit from a financial institution in April 2007. The letter of credit would be funded in the event the balance of the escrow account becomes less than $2.0 million. In addition, WTM I agreed to provide an additional $6.0 million in cash to the escrow fund. In return, the agencies agreed to approve the basic approach proposed for the 2007 dredging season and to evaluate in good faith our proposed FCP. The agencies’ willingness to accept the FCP as submitted is uncertain and any changes required would likely necessitate an increase to our reserves. Any such changes would require additional cash to be contributed and such amounts could be material.
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
     In February 2007, we, along with the other PRPs involved in the OU2 and OU3-5 matters, received a General Notice Letter from the EPA requesting that each PRP advise the EPA of their willingness to discuss their liability for the costs to remediate OU3-5 and to provide a good faith offer to settle by April 1, 2007. Since the receipt of this letter, the relevant parties have been in discussions concerning potential avenues to reach an ultimate settlement of the asserted claims. In an attempt to resolve differences concerning allocation of liability, the PRPs have agreed to participate in mediation proceedings scheduled

GLATFELTER

to conclude by July 2007. To date, we are not able to reasonably predict whether the mediation will be successful nor are we able to predict the ultimate outcome of such discussions. Therefore, the accompanying consolidated financial statements do not include any reserves for potential liabilities associated with OU2 or OU3-5.
     We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for OU3—5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility. Although we believe we have meritorious positions to support our assessment of our fair share of any equitable allocation of responsibility, this matter could result in litigation. The accompanying consolidated financial statements do not include reserves for any future costs to defend ourselves, and should litigation be necessary, the costs to do so could be significant. If we are ordered to complete more than what we believe to be our fair share of any remediation efforts, the costs to do so would be significant.
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
     In September 1994, FWS notified the then-identified PRPs that it considered them potentially responsible for NRDs. The federal, tribal and Michigan agencies claiming to be NRD trustees have proceeded with the preparation of an NRD assessment. While the final assessment has yet to be completed, the federal trustees released a plan on October 25, 2000 that values NRDs for injured natural resources that allegedly fall under their trusteeship at between $176 million and $333 million. We believe that the federal NRD assessment is technically and procedurally flawed. We also believe that the NRD claims alleged by the various alleged trustees are legally and factually without merit.
     The OU1 Consent Decree required that Glatfelter and WTM I each pay the governments $1.5 million for NRDs for the Fox River site, and $150,000 for NRD assessment costs. Each of these payments was made in return for credit to be applied toward each settling company’s potential liability for NRDs associated with the Fox River site.
     Other Information The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate our Neenah facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the volumetric estimates contained in the studies are based on assumptions that are unsupported by existing evidence. We believe that our volumetric contribution is significantly lower than the estimates set forth in these studies. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.
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

GLATFELTER

     We also believe that there exist additional potentially responsible parties other than the identified PRPs. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing PCB-containing wastepaper to each of the recycling mills are also potentially responsible in this matter.
     While the OU1 Consent Decree provides a negotiated framework for resolving both ours and WTM I liability for the costs for completing the remediation of OU1, it does not completely resolve our potential liability related to the Fox River. We anticipate this matter may result in litigation but cannot predict the timing, nature, extent or magnitude of such litigation. We currently are unable to predict our ultimate cost related to this matter.
Reserves for Fox River Environmental Liabilities
     We have reserves for existing environmental liabilities and for those environmental matters for which it is probable that a claim will be made and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	March 31	December 31
In millions	2007	2006
Recorded as:
Environmental liabilities	$5.6	$5.5
Other long-term liabilities	7.0	2.2

Total	$12.6	$7.7

     The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. As discussed previously, we recorded additional charges of $6.0 million associated with the Fox River matter in our results of operations during the first quarter of 2007.
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

GLATFELTER

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
      We are also involved in other lawsuits that are ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be precdicted with certainty; however, we do not expect that such lawsuits in the aggregate or individually will have a material adverse effect on our consolidated finnacial position, liquidity or results or operations.

GLATFELTER

15. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the three months ended March 31
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$196,904	$102,349	$84,084	$58,253	1	$4	$280,989	$160,606
Energy sales, net	2,214	2,457	—	—	—	—	2,214	2,457

Total revenue	199,118	104,806	84,084	58,253	1	4	283,203	163,063
Cost of products sold	177,920	89,034	70,790	49,029	(2,216)	4,735	246,494	142,798

Gross profit (loss)	21,198	15,772	13,294	9,224	2,217	(4,731)	36,709	20,265
SG&A	14,527	9,282	8,312	6,081	5,888	1,334	28,727	16,697
Shutdown and restructuring charges	—	—	—	—	225	19,298	225	19,298
(Gains) losses on dispositions of plant, equipment and timberlands	—	—	—	—	(3,194)	10	(3,194)	10
Total operating income (loss)	6,671	6,490	4,982	3,143	(702)	(25,373)	10,951	(15,740)

Nonoperating income (expense)	—	—	—	—	(5,965)	(2,377)	(5,965)	(2,377)

Income (loss) before income taxes	$6,671	$6,490	$4,982	$3,143	$(6,667)	$(27,750)	$4,986	(18,117)

Supplementary Data
Net tons sold	175,120	119,087	18,204	14,884	—	—	193,324	133,971
Depreciation expense	$8,650	$8,410	$5,083	$3,939	—	—	$13,733	$12,349

Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or are included in “Other and Unallocated” in the table above. Certain prior period information has been reclassified to conform to the current period presentation.
Management evaluates results of operations of the business units before non-cash pension income, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors. Such amounts are presented above under the caption “Other and Unallocated.”
GLATFELTER

16. GUARANTOR FINANCIAL STATEMENTS
     Our 7⅛% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick,Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glenn-Wolfe, Inc., Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.
     The following presents our condensed consolidating statements of income and cash flow for the three months ended March 31, 2007 and 2006 and our condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.
Condensed Consolidating Statement of Income for the
three months ended March 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$196,904	$11,027	$84,085	$(11,027)	$280,989
Energy sales — net	2,214	—	—	—	2,214

Total revenues	199,118	11,027	84,085	(11,027)	283,203
Costs of products sold	176,617	9,879	70,842	(10,844)	246,494

Gross profit	22,501	1,148	13,243	(183)	36,709
Selling, general and administrative expenses	19,390	465	8,872	—	28,727
Shutdown and restructuring charges	199	—	26	—	225
Gains on dispositions of plant, equipment and timberlands, net	—	(3,194)	—	—	(3,194)

Operating income	2,912	3,877	4,345	(183)	10,951
Non-operating income (expense)
Interest expense	(6,759)	—	(578)	—	(7,337)
Other income (expense) — net	5,755	13,410	(1,115)	(16,678)	1,372

Total other income (expense)	(1,004)	13,410	(1,693)	(16,678)	(5,965)

Income (loss) before income taxes	1,908	17,287	2,652	(16,861)	4,986
Income tax provision (benefit)	(1,345)	6,429	852	(4,203)	1,733

Net income (loss)	$3,253	$10,858	$1,800	$(12,658)	$3,253

Condensed Consolidating Statement of Income for the
three months ended March 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$102,348	$9,640	$58,258	$(9,640)	$160,606
Energy sales — net	2,457	—	—	—	2,457

Total revenues	104,805	9,640	58,258	(9,640)	163,063
Costs of products sold	94,819	8,377	49,123	(9,521)	142,798

Gross profit	9,986	1,263	9,135	(119)	20,265
Selling, general and administrative expenses	9,762	439	6,496	—	16,697
Shutdown and restructuring charges	19,259	—	39	—	19,298
Gains on dispositions of plant, equipment and timberlands, net	46	(73)	37	—	10

Operating income	(19,081)	897	2,563	(119)	(15,740)
Non-operating income (expense)
Interest expense	(2,801)	—	(592)	—	(3,393)
Other income (expense) — net	(918)	11,893	(706)	(9,253)	1,016

Total other income (expense)	(3,719)	11,893	(1,298)	(9,253)	(2,377)

Income (loss) before income taxes	(22,800)	12,790	1,265	(9,372)	(18,117)
Income tax provision (benefit)	(10,935)	4,553	489	(359)	(6,252)

Net income (loss)	$(11,865)	$8,237	$776	$(9,013)	$(11,865)

GLATFELTER

Condensed Consolidating Balance Sheet as of March 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$164	$672	$9,635	$—	$10,471
Other current assets	244,857	6,924	113,916	(2,679)	363,018
Plant, equipment and timberlands — net	298,711	12,622	211,279	—	522,612
Other assets	1,245,338	977,898	(140,307)	(1,760,878)	322,051

Total assets	$1,789,070	$998,116	$194,523	$(1,763,557)	$1,218,152

Liabilities and Shareholders’ Equity
Current liabilities	$129,644	$(2,287)	$69,901	$3,485	$200,743
Long-term debt	330,640	—	12,728	—	343,368
Deferred income taxes	131,769	17,349	31,330	(9,262)	171,186
Other long-term liabilities	806,691	58,974	31,500	(784,636)	112,529

Total liabilities	1,398,744	74,036	145,459	(790,413)	827,826
Shareholders’ equity	390,326	924,080	49,064	(973,144)	390,326

Total liabilities and shareholders’ equity	$1,789,070	$998,116	$194,523	$(1,763,557)	$1,218,152

Condensed Consolidating Balance Sheet as of December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$10,098	$675	$11,212	$—	$21,985
Other current assets	233,688	11,837	114,983	(7,455)	353,053
Plant, equipment and timberlands — net	302,606	12,945	213,316	—	528,867
Other assets	1,275,240	1,004,992	(153,452)	(1,805,042)	321,738

Total assets	$1,821,632	$1,030,449	$186,059	$(1,812,497)	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities	$156,679	$2,753	$36,375	$(2,517)	$193,290
Long-term debt	329,516	—	45,779	—	375,295
Deferred income taxes	142,394	18,112	29,472	(7,319)	182,659
Other long-term liabilities	804,675	91,418	25,844	(835,906)	86,031

Total liabilities	1,433,264	112,283	137,470	(845,742)	837,275
Shareholders’ equity	388,368	918,166	48,589	(966,755)	388,368

Total liabilities and shareholders’ equity	$1,821,632	$1,030,449	$186,059	$(1,812,497)	$1,225,643

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$1,375	$(3,261)	$(144)	$41	$(1,989)
Investing activities
Purchase of plant, equipment and timberlands	(4,338)	(128)	(1,324)	—	(5,790)
Proceeds from disposal plant, equipment and timberlands	—	3,386	—	—	3,386
Acquisition of Lydney mill and Chillicothe	—	—	—	—	—

Total investing activities	(4,338)	3,258	(1,324)	—	(2,404)
Financing activities
Net (repayments of) proceeds from indebtedness	(4,021)	—	(247)	(41)	(4,309)
Payment of Dividends	(4,035)	—	—	—	(4,035)
Proceeds from Stock Options exercised	1,085	—	—	—	1,085

Total financing activities	(6,971)	—	(247)	(41)	(7,259)
Effect of exchange rate on cash	—	—	138	—	138

Net increase (decrease) in cash	(9,934)	(3)	(1,577)	—	(11,514)
Cash at the beginning of period	10,098	675	11,212	—	21,985

Cash at the end of period	$164	$672	$9,635	$—	$10,471

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(56,676)	$39,088	$11,308	$1,340	$(4,940)
Investing activities
Purchase of plant, equipment and timberlands	(4,162)	(39)	(1,040)	—	(5,241)
Proceeds from disposal plant, equipment and timberlands	—	1	—	—	1
Acquisition of Lydney mill and Chillicothe	—	(68,271)	—	—	(68,271)

Total investing activities	(4,162)	(68,309)	(1,040)	—	(73,511)
Financing activities
Net (repayments of) proceeds from indebtedness	55,000	—	(4,029)	(511)	50,460
Payment of dividends	(3,972)	—	—	—	(3,972)
Proceeds from stock options exercised	3,073	—	—	—	3,073

Total financing activities	54,101	—	(4,029)	(511)	49,561
Effect of exchange rate on cash	—	—	266	—	266

Net increase (decrease) in cash	(6,737)	(29,221)	6,505	829	(28,624)
Cash at the beginning of period	14,404	30,615	12,390	33	57,442

Cash at the end of period	$7,667	$1,394	$18,895	$862	$28,818

GLATFELTER

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its 2006 Annual Report on Form 10-K.
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to successfully and cost effectively operate the recently acquired Chillicothe and Lydney facilities;

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
     Overview Our results of operations for the first quarter of 2007 when compared to the first quarter of 2006 reflect stronger pricing conditions in each of our business units. Domestically, the Specialty Papers business unit’s results in the comparison are positively influenced by additional volumes associated with the April 2006 Chillicothe acquisition and improved selling prices.
     Our Composite Fibers business unit’s results have also been positively influenced by additional volumes associated with the Lydney acquisition as well as improved demand across many of this unit’s product categories. Average selling prices on a constant currency basis improved in the quarter-to-quarter comparison.
     The quarter-to quarter comparisons are affected by the completion of the above-referenced significant business acquisitions; i) the $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006; and ii) the $83.3 million acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation. In connection with the Chillicothe acquisition, we ceased production at our Neenah, WI facility and transferred those products, including the production of book paper, to Chillicothe.

GLATFELTER

RESULTS OF OPERATIONS
Three months ended March 31, 2007 versus
the Three months ended March 31, 2006
     The following table sets forth summarized results of operations:

	Three months ended
	March 31
In thousands, except per share	2007	2006

Net sales	$280,989	$160,606
Gross profit	36,709	20,265
Operating income	10,951	(15,740)
Net income (loss)	3,253	(11,865)
Earnings (loss) per diluted share	0.07	(0.27)

     The consolidated results of operations for the three months ended March 31, 2007 and 2006 include the following significant items:

	After-tax
In thousands, except per share	income (loss)	Diluted EPS

2007
Gains on sale of timberlands	$1,914	$0.04
Environmental remediation	(3,695)	(0.08)
Restructuring charges	(147)	(0.00)
Acquisition integration costs	(406)	(0.01)

2006
Shutdown & restructuring	$(17,864)	$(0.40)
Acquisition integration costs	(953)	(0.02)

     These items decreased earnings by $2.3 million, or $0.05 per diluted share in the first quarter of 2007. Comparatively, the items identified above negatively affected earnings in the first quarter of 2006 by $18.8 million, or $0.42 per diluted share.
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
     Management evaluates results of operations of the business units before non-cash pension income, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. Such amounts are presented below under the caption “Other and Unallocated.” This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Business Unit Performance	For the Three Months Ended March 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$196,904	$102,349	$84,084	$58,253	$1	$4	$280,989	$160,606
Energy sales, net	2,214	2,457	—	—	—	—	2,214	2,457

Total revenue	199,118	104,806	84,084	$58,253	1	4	283,203	163,063
Cost of products sold	177,920	89,034	70,790	49,029	(2,216)	4,735	246,494	142,798

Gross profit (loss)	21,198	15,772	13,294	9,224	2,217	(4,731)	36,709	20,265
SG&A	14,527	9,282	8,312	6,081	5,888	1,334	28,727	16,697
Shutdown and restructuring charges	—	—	—	—	225	19,298	225	19,298
Losses on dispositions of plant, equipment and timberlands	—	—	—	—	(3,194)	10	(3,194)	10

Total operating income (loss)	6,671	6,490	4,982	3,143	(702)	(25,373)	10,951	(15,740)
Nonoperating income (expense)	—	—	—	—	(5,965)	(2,377)	(5,965)	(2,377)

Income (loss) before income taxes	$6,671	$6,490	$4,982	$3,143	$(6,667)	$(27,750)	$4,986	$(18,117)

Supplementary Data
Net tons sold	175,120	119,087	18,204	14,884	—	—	193,324	133,971
Depreciation expense	$8,650	$8,410	$5,083	$3,939	$—	$—	$13,733	$12,349

GLATFELTER

Sales and Costs of Products Sold

	Three Months Ended
	March 31
In thousands	2007	2006	Change

Net sales	$280,989	$160,606	$120,383
Energy sales — net	2,214	2,457	(243)

Total revenues	283,203	163,063	120,140
Costs of products sold	246,494	142,798	103,696

Gross profit	$36,709	$20,265	$16,444

Gross profit as a percent of Net sales	13.1%	12.6%	0.5%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2007	2006

Business Unit
Specialty Papers	70.1%	63.7%
Composite Fibers	29.9	36.3

Total	100.0%	100.0%

     Net sales totaled $281.0 million for the first quarter of 2007, an increase of $120.4 million, or 75.0%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales increased $94.6 million to $196.9 million. Carbonless and Forms net sales related to the Chillicothe acquisition represented $91.2 million of the total increase in net sales. An overall favorable pricing environment resulted in a $4.7 million benefit in the first quarter compared with the year-earlier quarter with prices increasing in the book, envelope and engineered products markets. Shipping volumes, excluding carbonless products, were flat in the quarter compared to a year ago. In addition, Specialty Papers’ production costs increased in the quarterly comparison, primarily due to $1.5 million of higher coal costs and $0.8 million of higher fiber costs at our Spring Grove facility.
     In Composite Fibers, net sales were $84.1 million for the 2007 first quarter, up from $58.3 million from the prior-year period. The Lydney acquisition, which was completed on March 13, 2006, contributed $17.5 million of additional revenue in the comparison. On a constant currency basis, average selling prices increased $1.7 million and volumes increased approximately 4.3%, excluding the impact of Lydney, with increases seen in food and beverage, metalized and technical specialties. Energy and raw material costs were $1.5 million higher than a year ago.
     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income, before the curtailment charges recorded in connection with the Neenah shutdown during 2006, for each of the first quarters of 2007 and 2006:

	Three Months Ended
	March 31
In thousands	2007	2006	Change

Recorded as:
Costs of products sold	$2,504	$3,489	$(985)
SG&A expense	1,009	232	777

Total	$3,513	$3,721	$(208)

     Selling, general and administrative (“SG&A”) expenses increased $12.0 million in the quarter-to-quarter comparison and totaled $28.7 million in the first quarter of 2007. The increase was due to a $6.0 million environmental remediation charge for the Neenah facility and the inclusion of Chillicothe and Lydney acquisitions in the current period’s results.
     Gain on Sales of Plant, Equipment and Timberlands During the first quarter of 2007, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

Timberlands	1,521	$3,767	$3,194

     Shutdown and Restructuring Charges — Neenah Facility Shutdown In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently close the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe.

GLATFELTER

     The results of operations in the first quarter of 2006 include the following pre-tax charges related to the Neenah shutdown:

Three Months Ended
In thousands	March 31, 2006

Accelerated depreciation	$5,812
Inventory write-down	2,411
Severance and benefit continuation	1,761
Pension and other retirement benefits curtailments	6,304
Contract termination costs	11,109
Other	85

Total	$27,482

     With the exception of the severance and benefit continuation amounts and contract termination costs, substantially all other amounts accrued represent either accelerated non-cash asset write-downs or costs expected to be paid for from the Company’s overfunded pension plan.
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in an accrued termination fee of approximately $11.1 million as of the end of the first quarter 2006.
     During the first quarter of 2007, we increased our reserve for costs associated with the shutdown by $0.2 million and made payments totaling $0.9 million; thus, the remaining reserve balance was $2.1 million at March 31, 2007.
     The Neenah shutdown resulted in the elimination of approximately 200 positions that had been supporting our Specialty Papers business unit. Approximately $8.2 million of the Neenah shutdown related charges are recorded as part of costs of products sold in the accompanying statements of income. The amounts accrued for severance and benefit continuation are recorded as other current liabilities in the accompanying consolidated balance sheets.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During the first three months of 2007, Euro functional currency operations generated approximately 20.5% of our sales and 19.4% of operating expenses and British Pound Sterling operations represented 6.7% of net sales and 7.1% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on first quarter 2007 reported results compared to first quarter 2006:

Three Months Ended
In thousands	March 31, 2007

Favorable
(unfavorable)

Net sales	$5,052
Costs of products sold	(5,088)
SG&A expenses	(411)
Income taxes and other	(117)

Net loss	$(564)

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

	Three Months
	Ended March 31
In thousands	2007	2006

Cash and cash equivalents at beginning of period	$21,985	$57,442
Cash provided by (used for) Operating activities	(1,989)	(4,940)
Investing activities	(2,404)	(73,511)
Financing activities	(7,259)	49,561
Effect of exchange rate changes on cash	138	266

Net cash (used) provided	(11,514)	(28,624)

Cash and cash equivalents at end of period	$10,471	$28,818

     The changes in investing cash flows primarily reflect the use of approximately $68.3 million in the first quarter of 2006 to fund the Lydney mill acquisition.
     During the first quarters of 2007 and 2006, cash dividends paid on common stock totaled approximately $4.0 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     Changes in cash flows from financing activity in the quarterly comparison resulted primarily from net debt

GLATFELTER

repayments in first quarter 2007 of $4.3 million, compared to net borrowings in first quarter 2006 of $50.5 million. The borrowings in the prior year quarter were used to finance the Lydney acquisition.
     The following table sets forth our outstanding long-term indebtedness:

	March 31,	December 31,
In thousands	2007	2006

Revolving credit facility, due April 2011	$72,723	$64,795
Term Loan, due April 2011	85,000	96,000
7 1/8% Notes, due May 2016	200,000	200,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	391,723	394,795
Less current portion (1)	(48,355)	(19,500)

Long-term debt, excluding current portion	$343,368	$375,295

     (1) Includes $34 million Note payable — SunTrust.
     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements and Supplementary Data, Note 13.
     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 — Financial Statements — Note 14 for a summary of significant environmental matters.
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
     Our credit agreement contains a number of customary compliance covenants. In addition, the 7⅛% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7⅛% Notes would become currently due. As of March 31, 2007, we met all of the requirements of our debt covenants. Effective June 30, 2007, our maximum leverage ratio, as defined in the agreement, will be reduced from 3.75x to 3.50x. As a result of the $6.0 million charge related to the Fox River remediation and our operating expectations, we expect that we will be near the covenant limit at the end of the second quarter 2007. Accordingly, we have entered into discussions with our banks on this matter. If for any reason we are unsuccessful in these discussions, a default may occur which could have a material adverse impact on our liquidity and financial position.
     Off-Balance-Sheet Arrangements As of March 31, 2007 and December 31, 2006, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook For 2007, we expect a stable to improving pricing environment in both Specialty Papers and Composite Fibers. For the second quarter, shipping volumes are expected to improve somewhat from the first quarter although second quarter volumes are expected to be slightly lower than the 2006 second quarter. During the second quarter of 2006, we operated our Neenah, WI facility, which was shutdown on June 30, 2006.
     As previously announced, we will complete annually scheduled maintenance outages at both the Spring Grove and Chillicothe facilities in the second quarter, with an estimated $0.22 to $0.24 per share impact. We expect that Lydney and Chillicothe acquisition integration costs will be approximately $3.0 million to $4.0 million in of 2007 of which approximately $0.6 million has been incurred to date.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2007
Dollars in thousands	2007	2008	2009	2010	2011	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rate — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$204,140
At fixed interest rate — SunTrust Note	34,000	8,500	—	—	—	34,000	33,205
At variable interest rates	131,014	141,160	121,836	99,751	21,487	157,723	157,723

						$391,723	$395,068

Weighted-average interest rate
On fixed interest rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed interest rate debt — SunTrust Note	3.82	3.82	—	—	—
On variable interest rate debt	6.19	6.19	6.19	6.19	6.19

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2007, we had long-term debt outstanding of $391.7 million, of which $157.7 million or 40.3% was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At March 31, 2007, the interest rate paid was 6.19%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.6 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first quarter of 2007, Euro functional currency operations generated approximately 20.5% of our sales and 19.4% of operating expenses and British Pound Sterling operations represented 6.7% of net sales and 7.1% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
ITEM 6. EXHIBITS
     (a) Exhibits

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 filed herewith.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 filed herewith.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)
May 9, 2007
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