Form 10-Q
period 2007-06-30
GLATFELTER P H CO
filed 2007-08-08
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from                      to
For the quarterly period ended June 30, 2007
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
As of July 31, 2007, P. H. Glatfelter Company had 45,062,434 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
JUNE 30, 2007

PART I
Item 1 — Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share	2007	2006	2007	2006

Net sales	$288,091	$279,720	$569,080	$440,326
Energy sales — net	2,424	2,847	4,638	5,304

Total revenues	290,515	282,567	573,718	445,630
Costs of products sold	261,715	276,834	508,209	419,632

Gross profit	28,800	5,733	65,509	25,998

Selling, general and administrative expenses	23,776	25,040	52,503	41,737
Shutdown and restructuring charges	(63)	6,657	162	25,955
Gains on dispositions of plant, equipment and timberlands, net	(5,693)	(1,095)	(8,887)	(1,085)
Gains from insurance recoveries	—	(205)		(205)

Operating income (loss)	10,780	(24,664)	21,731	(40,404)
Non-operating income (expense)
Interest expense	(7,424)	(7,170)	(14,761)	(10,563)
Interest income	848	1,126	1,589	1,792
Other — net	(364)	(1,896)	267	(1,546)

Total other income (expense)	(6,940)	(7,940)	(12,905)	(10,317)

Income (loss) before income taxes	3,840	(32,604)	8,826	(50,721)
Income tax provision (benefit)	1,842	(11,882)	3,575	(18,134)

Net income (loss)	$1,998	$(20,722)	$5,251	$(32,587)

Earnings (loss) per share
Basic and diluted	$0.04	$(0.46)	$0.12	$(0.73)

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding
Basic	45,040	44,571	44,964	44,392
Diluted	45,373	44,571	45,308	44,392
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

CONDENSED CONSOLIDATED BALANCE SHEETS
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2007	2006

Assets
Current assets
Cash and cash equivalents	$12,996	$21,985
Accounts receivable — net	135,670	128,255
Inventories	188,621	192,281
Prepaid expenses and other current assets	37,019	32,517

Total current assets	374,306	375,038

Plant, equipment and timberlands — net	520,762	528,867

Other assets	322,752	321,738

Total assets	$1,217,820	1,225,643

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$49,092	$19,500
Short-term debt	2,368	2,818
Accounts payable	61,200	70,966
Dividends payable	4,056	4,035
Environmental liabilities	5,716	5,489
Other current liabilities	85,658	90,482

Total current liabilities	208,090	193,290

Long-term debt	331,344	375,295

Deferred income taxes	174,787	182,659

Other long-term liabilities	109,082	86,031

Total liabilities	823,303	837,275

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	43,463	42,288
Retained earnings	513,565	519,489
Accumulated other comprehensive loss	(24,931)	(32,337)

	532,641	529,984
Less cost of common stock in treasury	(138,124)	(141,616)

Total shareholders’ equity	394,517	388,368

Total liabilities and shareholders’ equity	$1,217,820	1,225,643

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30
In thousands	2007	2006

Operating activities
Net income (loss)	$5,251	$(32,587)
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	27,865	24,645
Pension income	(6,421)	(7,965)
Restructuring charges	162	50,823
Deferred income tax provision	(66)	(8,817)
(Gains) losses on dispositions of plant, equipment and timberlands, net	(8,887)	(1,095)
Stock-based compensation	2,108	965
Change in operating assets and liabilities
Accounts receivable	(6,292)	(21,877)
Inventories	5,053	(5,274)
Other assets and prepaid expenses	83	(3,870)
Accounts payable	(9,962)	5,417
Other current liabilities	1,382	(24,378)
Other	7,360	(8,335)

Net cash (used) provided by operating activities	17,636	(32,348)

Investing activities
Purchases of plant, equipment and timberlands	(14,221)	(25,250)
Proceeds from disposals of plant, equipment and timberlands	9,448	1,092
Acquisition of Lydney mill and Chillicothe	—	(151,605)

Net cash used by investing activities	(4,773)	(175,763)

Financing activities
Net proceeds from revolving credit facility and other short term debt	784	30,901
Net (repayment of) proceeds from term loan facility	(16,400)	98,269
Net proceeds from 7 1/8% note offering	—	196,440
Repayment of 6 7/8% notes	—	(152,675)
Payment of dividends	(8,159)	(7,967)
Proceeds from stock options exercised	1,086	7,314
Excess tax benefit of stock options exercised	85	814

Net cash (used) provided by financing activities	(22,604)	173,096

Effect of exchange rate changes on cash	752	1,374

Net decrease in cash and cash equivalents	(8,989)	(33,641)
Cash and cash equivalents at the beginning of period	21,985	57,442

Cash and cash equivalents at the end of period	$12,996	$23,801

Supplemental cash flow information
Cash paid for
Interest	$14,549	$11,648
Income taxes	(1,637)	17,057
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

1. ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Fremont, Ohio; Lydney, Gloucestershire, the United Kingdom; Gernsbach, Germany; Scaër, France and the Philippines. Our products are marketed throughout the United States and in over 80 other countries, either through wholesale paper merchants, brokers and agents, or directly to customers.
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
     The following table provides a breakdown of the incremental effect of applying FIN 48 on individual line items in the consolidated balance sheet as of January 1, 2007:

			After
	Before	Effect of	adoption
In thousands	FIN 48	FIN 48	of FIN 48

Prepaid expenses and other current assets	$32,517	$193	$32,710
Other current liabilities	74,960	(7,214)	67,746
Other long-term liabilities	86,031	21,690	107,721
Deferred income taxes	182,659	(11,309)	171,350
Retained earnings	519,489	(2,974)	516,515

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

     Although we do not expect future adjustments to occur, any such adjustments required to be made to the purchase price will be reflected in our results of operations in the applicable period in which such adjustment occurs. The amounts set forth above ascribed to intangible and other assets primarily consist of technology and trademarks.
     The above allocation of purchase price includes $0.8 million for five sets of claims to the Bristol, England Employment Tribunal for unfair dismissal and failure to consult with the union prior to staffing reductions and the sale of the Lydney mill. During the second quarter of 2007, we reached an agreement to settle such claims which together with associated legal fees resulted in an additional $0.2 million charge to earnings.
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
     Pro-Forma Financial Information The information necessary to provide certain pro forma financial data for the Chillicothe acquisition relative to net income and earnings per share is not readily available due to the nature of the accounting and reporting structure of the acquired operation prior to the acquisition date. Pro forma consolidated net sales for the six months ended June 30, 2006 was approximately $546.2 million assuming the acquisition occurred at the beginning of the respective period.
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

GLATFELTER

     The results of operations in the first six months of 2006 include the following pre-tax charges related to the Neenah shutdown:

Six Months
Ended
June 30,
In thousands	2006

Accelerated depreciation	$22,457
Inventory write-down	2,411
Severance and benefit continuation	6,592
Pension curtailments and other retirement benefit charges	7,675
Contract termination costs	11,386
Other	222

Total	$50,743

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
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in termination fee of approximately $11.4 million as of the end of the second quarter 2006.
     During the first six months of 2007, we increased our reserve for costs associated with the shutdown by $0.2 million and made payments totaling $1.2 million; thus, the remaining reserve balance was $1.9 million at June 30, 2007.

6.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first six months of 2007 and 2006, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2007	3,588	$9,435	$9,066
2006	261	1,078	1,066

     In accordance with terms of our credit facility, we are required to use the proceeds from timberland sales to reduce amounts outstanding under our term loan.
7. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three Months Ended
	June 30
In thousands, except per share	2007	2006

Net (loss) income	$1,998	$(20,722)

Weighted average common shares outstanding used in basic EPS	45,040	44,571
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	333	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,373	44,571

Earnings (loss) per share Basic and diluted	$0.04	$(0.46)

	Six Months Ended
	June 30
In thousands, except per share	2007	2006

Net (loss) income	$5,251	$(32,587)

Weighted average common shares outstanding used in basic EPS	44,964	44,392
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	344	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,308	44,392

Earnings (loss) per share Basic and diluted	$0.12	$(0.73)

     Approximately 525,150 and 522,150 of potential common shares have been excluded from the computation of diluted earnings per share for the three month and six month periods ended June 30, 2007, respectively due to their anti-dilutive nature. Approximately 679,440 and 650,205 of potential common shares were excluded from the computation of

GLATFELTER

diluted earnings per share for the three month and six month periods ended June 30, 2006, respectively.
8. INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     Effective January 1, 2007, we adopted FIN 48. Subsequent to the adoption of this standard, we had $21.5 million of gross unrecognized tax benefits. If recognized, approximately $17.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. There have been no significant changes to these amounts during 2007.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	N/A	2003 — 2006
State	2004	2002 — 2006
Germany (1)	N/A	2003 — 2006
France	2003 — 2005	2006
United Kingdom	N/A	2006
Philippines	2004 — 2006	N/A

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
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest and penalty expense totaled $0.3 million and $0.1 million for the first six months of 2007 and the second quarter of 2007, respectively. Accrued interest and penalties were $0.7 million and $1.0 million as of January 1, 2007 and June 30, 2007, respectively.
9. STOCK-BASED COMPENSATION
     During the first six months of 2007, we issued 225,400 Stock Only Stock Appreciation Rights (“SOSAR”) to members of executive management. Under terms of the SOSAR, which vest ratably over a three year period, the recipients received the right to receive a payment in shares of common stock having a fair market value equal to the amount of appreciation, if any, in the fair market value of one share of common stock from the date of grant of a SOSAR to the date of its exercise. The SOSARs had a grant date fair value, estimated using the Black-Scholes valuation model, of $5.00 per right, and an aggregate value of $1.1 million. In addition, 122,023 Restricted Stock Units (“RSU”) were issued in 2007 with a weighted-average grant date fair value of $15.26 per unit and an aggregate value of $1.9 million. The RSUs vest over a period ranging from three years to five years.
     During the first six months of 2007 and 2006, we recognized stock-based compensation expense totaling $2.1 million and $1.0 million, respectively.

GLATFELTER

10.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three Months Ended
	June 30
In thousands	2007	2006

Pension Benefits
Service cost	$2,331	$1,650
Interest cost	5,627	5,402
Expected return on plan assets	(11,703)	(11,846)
Amortization of prior service cost	589	433
Amortization of unrecognized loss	244	117

	(2,912)	(4,244)
Curtailment charge	—	1,372

Net periodic benefit income	$(2,912)	$(2,872)

Other Benefits
Service cost	$538	$449
Interest cost	743	780
Expected return on plan assets	(223)	—
Amortization of prior service cost	(275)	(167)
Amortization of unrecognized loss	262	329

Net periodic benefit cost	$1,045	$1,391

	Six Months Ended
	June 30
In thousands	2007	2006

Pension Benefits
Service cost	$4,787	$2,679
Interest cost	10,918	9,648
Expected return on plan assets	(23,735)	(21,766)
Amortization of prior service cost	1,199	916
Amortization of unrecognized loss	406	558

	(6,425)	(7,965)
Curtailment charge	—	4,403

Net periodic benefit income	$(6,425)	$(3,562)

Other Benefits
Service cost	$1,013	$754
Interest cost	1,517	1,434
Expected return on plan assets	(446)	—
Amortization of prior service cost	(517)	(375)
Amortization of unrecognized loss	523	648

	2,090	2,461
Special termination charge	—	3,273

Net periodic benefit cost	$2,090	$5,734

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
11. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	June 30
In thousands	2007	2006

Net income (loss)	$1,998	$(20,722)
Foreign currency translation adjustment	4,569	1,383
Additional pension liability amortization, net of tax	533	—

Comprehensive income (loss)	$7,100	$(19,339)

	Six Months Ended
	June 30
In thousands	2007	2006

Net income (loss)	$5,251	$(32,587)
Foreign currency translation adjustment	6,359	3,294
Additional pension liability amortization, net of tax	1,047	—

Comprehensive income (loss)	$12,657	$(29,293)

12. INVENTORIES
     Inventories, net of reserves, were as follows:

	June 30,	December 31,
In thousands	2007	2006

Raw materials	$40,594	$38,539
In-process and finished	99,723	107,811
Supplies	48,304	45,931

Total	$188,621	$192,281

13. LONG-TERM DEBT
     Long-term debt is summarized as follows:

	June 30,	December 31,
In thousands	2007	2006

Revolving credit facility, due April 2011	$66,836	$64,795
Term loan, due April 2011	79,600	96,000
7 1/8% Notes, due May 2016	200,000	200,000
Note payable — SunTrust, due March 2008	34,000	34,000
Total long-term debt	380,436	394,795
Less current portion (1)	(49,092)	(19,500)

Long-term debt, excluding current portion	$331,344	$375,295

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

GLATFELTER

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
     Our outstanding debt obligations include a $34 million Note Payable to SunTrust Financial (the “Note Payable”), all of which is presented in the accompanying condensed consolidated financial statements as currently payable as of June 30, 2007. The Note Payable bears interest at a fixed rate of 3.82% for five years through March 2008, at which time we can elect to renew the obligation. The Note Payable relates to the March 2003 sale of approximately 25,500 acres of timberlands for which we received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. The note receivable is recorded as “Other assets” in the accompanying consolidated balance sheet. We pledged this note as collateral under the Note Payable. The debt agreement underlying this obligation provides for an extension of the maturity of the Note Payable for up to five years assuming certain conditions are satisfied, all of which we believe to be, or will be, complied with. We intend to utilize the debt maturity extension clauses provided for in the original note agreement to extend the maturity of the Note Payable to March 2013.
     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of June 30, 2007 and December 31, 2006, we had $14.1 million and $8.1 million in letters of credit issued to us by financial institutions. The letters of credit are for the benefit of government agencies in the Fox River environmental matter and certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. Outstanding letters of credit reduce amounts available under our revolving credit facility.
     In June 2007, we negotiated an amendment to our
credit agreement (the “Amended Credit Agreement”) which, among other items increased the maximum leverage ratio for each fiscal quarter beginning June 30, 2007 and through and including March 31, 2008. The Amended Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to: i) dispose of or create liens on assets; ii) transfer assets between borrowing or guaranteeing subsidiaries and non guaranteeing subsidiaries; iii) incur additional indebtedness; iv) repay other indebtedness; or v) make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the Amended Credit Agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which there were none at June 30, 2007, would give rise to certain remedies under the Amended Credit Agreement, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the Notes would become currently due.

14.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
Ecusta Division Matters At June 30, 2007, we had reserves for various matters associated with our former Ecusta Division. Summarized below is the activity in these reserves during the period indicated:

	Ecusta
	Environmental	Workers'
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2007	$7,202	$1,409	—	$8,611
Payments	(437)	(195)	—	(632)

Balance, June 30, 2007	$6,765	$1,214	—	$7,979

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Payments	(478)	(152)	—	(630)
Other Adjustments	16	—	—	16

Balance, June 30, 2006	$7,643	$1,761	$3,300	$12,704

     With respect to the reserves set forth above as of June 30, 2007, $1.2 million is recorded under the caption “Other current liabilities” and $6.8 million is recorded under the caption “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
     The following discussion provides more details on each of these matters.

GLATFELTER

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

GLATFELTER

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
     We are evaluating options presented to us by the Potential Buyers, including proposals for Glatfelter, the Prior Owner and the Potential Buyers to jointly contribute to the cost to remediate any on-site contamination. To date we believe we are adequately reserved to participate in such an arrangement at the level currently proposed; however, there are no assurances that we will reach agreement with the Potential Buyers and the Prior Owner on the terms of such an arrangement. We are uncertain as to what additional Ecusta-related claims, including, among others, environmental matters, government oversight and government past costs, if any, may be asserted against us
     It is possible that the New Buyers may not have sufficient cash flow from their operations to satisfy certain ongoing obligations to NCDENR and us and, their ability to do so may be dependent on their ability to sell the Ecusta Facility. Specifically, the New Buyers are obligated (i) to treat leachate and stormwater runoff from the landfills, which we are currently required to manage, and (ii) to pump and treat contaminated groundwater in the vicinity of a former caustic building at the site. If the New Buyers should default on these obligations, it is possible that NCDENR will require us to make appropriate arrangements for these obligations and to be responsible for the remediation of certain contamination on and around the site (collectively, the “New Buyers Matters”). We continue to discuss with the New Buyers and the Potential Buyers the need for assurances that the New Buyers or the Potential Buyers, or both, will fulfill the New Buyers’ obligations for the New Buyers Matters.
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
Fox River — Neenah, Wisconsin We have previously reported with respect to environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay, downstream from our Neenah, Wisconsin facility.
     The governmental authorities are pursuing responsible parties for the costs to remediate the contaminated areas of the Fox River, satisfy Natural Resource Damage claims, and reimburse the governments for past costs. The areas of the lower Fox River and in the Bay of Green Bay in which PCB contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to our Neenah facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams

GLATFELTER

at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3—5”), an area approximately 20 miles downstream from our Neenah facility.
The following table summarizes the potential range of costs to satisfy total claims associated with the Fox River matter based on the best available estimates. Such amounts are not necessarily indicative of our share of responsibility:

In millions	Low	High

OU1	$80	$137
OU2	—	—
OU3 — OU5	227	487
Natural Resource Damages	176	333

     The high end of the range for OU1 set forth above assumes dredging of contamination as opposed to the use of alternative remedies. With respect to OU1, approximately $55 million has been spent to date to remediate portions of the site. The accompanying Condensed Consolidated Balance Sheets as of June 30, 2007 includes a reserve of $10.9 million for our share of potential liability to complete the remediation of OU1, reflecting a $6.0 million addition in the first quarter of 2007 to our reserve. We do not have any other reserves recorded for the Fox River matter.
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
     As of June 30, 2007, the escrow account balance together with additional amounts to be contributed totaled $25 million. Our portion of the escrow account totaled approximately $9.9 million, of which $3.9 million is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets” and $6.0 million of which we have yet to fund. As of June 30, 2007, our reserve for environmental liabilities, substantially all of which is for OU1 remediation activities, totaled $10.9 million.

GLATFELTER

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
The terms of the OU1 Consent Decree include provisions to be followed should the escrow account be depleted prior to completion of the response work. In this event, each company would be notified and be provided an opportunity to contribute additional funds to the escrow account. Should the OU1 Consent Decree be terminated due to insufficient funds, each company would lose the protections contained in the Consent Decree, and the governments may order one or both parties to complete the required remedial activities for OU-1. The governments may issue a similar order to a third party or perform the work itself and seek response costs from any or all PRPs for the site, including Glatfelter. If the Consent Decree is terminated due to the insufficiency of the escrow funds, Glatfelter and WTM I each remain potentially responsible for the costs necessary to complete the remedial action
     In late 2006, Glatfelter and WTM I jointly submitted a proposed Final Plan for the completion of the remediation of OU1 (the “FCP”) to Wisconsin DNR and EPA. The FCP proposes the implementation of permitted alternative remedies that require acceptance by the agencies. Throughout 2007, Glatfelter and WTM I have been engaged in discussions with the government agencies concerning the FCP. In April 2007, we refined our cost estimates. As a result, we now believe the FCP ultimately will cost approximately $80 million. We have considered the assets available to complete this remediation and, as a result, in the first quarter of 2007 increased our reserve by $6.0 million. Since we have not come to final agreement with the agencies, it is possible that the costs to complete the remediation of OU1 could total $95 million, which is in excess of the amount we have accrued and future charges may be necessary. Included in our closure plan is the capping of certain areas in the river. In the third quarter 2007, we plan to conduct a pilot program to validate certain aspects of the FCP, including evaluating “capping” contaminated areas as opposed to dredging. We expect to reach an agreement with the agencies for a final OU1 remedy in 2008.
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
     In June 2007, the EPA and the Wisconsin DNR issued an amendment to the Second ROD (the “Amended Second ROD”) that primarily, among other matters, expanded the Remedial Design provided for under the original ROD to include the use of engineered caps as an alternative to dredging. The Amended Second ROD estimates the total project costs to be approximately $385 million. We are in the process of evaluating the impact, if any, the Amended Second ROD may have on our alternative remedies proposed for OU1 and the governments’ willingness to accept these proposed remedies. If we are required to apply the requirements of the Amended Second ROD as it applies to the use of

GLATFELTER

capping, our estimated costs to complete OU1 could increase which would require additional charges to earnings.
     During the first quarter of 2004, NCR Corp. and Georgia Pacific Corp. entered into an AOC with the United States EPA under which they agreed to perform the Remedial Design for OUs 3-5, thereby accomplishing a first step towards remediation.
     In February 2007, we, along with the other PRPs involved in the OU2 and OU3-5 matters, received a General Notice Letter from the EPA requesting that each PRP advise the EPA of their willingness to discuss their liability for the costs to remediate OU3-5 and to provide a good faith offer to settle by April 1, 2007. Since the receipt of this letter, the relevant parties have been in discussions concerning potential avenues to reach an ultimate settlement of the asserted claims. In an attempt to resolve the differences concerning allocation of liability, the PRP’s participated in non-binding mediation proceedings that officially concluded on July 31, 2007 but discussions between the parties and the mediator are expected to continue indefinitely. To date, the proceedings have not successfully resolved the allocation of remediation costs for OU 3 — 5. At this time we are not able to reasonably predict the outcome of such discussions. Therefore, the accompanying consolidated financial statements do not include any reserves for potential liabilities associated with OU2 or OU3-5.
     We do not believe that we have more than a de minimis share of any equitable distribution of responsibility for OU3—5 after taking into account the location of our Neenah facility relative to the site and considering other work or funds committed or expended by us. However, uncertainty regarding responsibilities for the cleanup of these sites continues due to disagreement over a fair allocation or apportionment of responsibility among the PRPs. Although we believe we have meritorious positions to support our assessment of our fair share of any equitable allocation of responsibility, this matter could result in litigation. The accompanying consolidated financial statements do not include reserves for any future costs to defend ourselves, and should litigation be necessary, the costs to do so could be significant. If we are ordered to complete more than what we believe to be our fair share of any remediation efforts, the costs to do so could be significant.
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

	June 30,	December 31,
In millions	2007	2006

Recorded as:
Environmental liabilities	$5.7	$5.5
Other long-term liabilities	5.2	2.2

Total	$10.9	$7.7

     The classification of our environmental liabilities is based on the development of the underlying Fox River OU1 remediation plan and execution of the related escrow agreement for the funding thereof. As discussed previously, we recorded additional charges of $6.0 million associated with the Fox River matter in our results of operations during the first six months of 2007.
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

GLATFELTER

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

GLATFELTER

15. SEGMENT AND GEOGRAPHIC INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For The Three Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$202,606	$203,461	$85,486	$76,263	$(1)	$(4)	$288,091	$279,720
Energy sales, net	2,424	2,847	—	—	—	—	2,424	2,847

Total revenue	205,030	206,308	$85,486	76,263	(1)	(4)	290,515	282,567
Cost of products sold	192,817	197,459	70,522	66,693	(1,624)	12,682	261,715	276,834

Gross profit (loss)	12,213	8,849	14,964	9,570	1,623	(12,686)	28,800	5,733
SG&A	14,521	14,705	8,182	6,504	1,073	3,831	23,776	25,040
Shutdown and restructuring charges	—	—	—	—	(63)	6,657	(63)	6,657
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(5,693)	(1,095)	(5,693)	(1,095)
Gain on insurance recoveries	—	—	—	—	—	(205)		(205)

Total operating income (loss)	(2,308)	(5,856)	6,782	3,066	6,306	(21,874)	10,780	(24,664)
Nonoperating income (expense)		—		—	(6,940)	(7,940)	(6,940)	(7,940)

Income (loss) before income taxes	$(2,308)	$(5,856)	$6,782	$3,066	$(634)	$(29,814)	$3,840	$(32,604)

Supplementary Data
Net tons sold	183,344	188,854	18,118	17,667	—	10	201,462	206,531
Depreciation expense	$8,881	$7,679	$5,250	$4,493	—	—	$14,131	$12,172

Business Unit Performance	For The Six Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$399,510	$305,810	$169,570	$134,516	$—	$—	$569,080	$440,326
Energy sales, net	4,638	5,304	—	—	—	—	4,638	5,304

Total revenue	404,148	311,114	169,570	134,516	—	—	573,718	445,630
Cost of products sold	370,737	286,493	141,312	115,722	(3,840)	17,417	508,209	419,632

Gross profit (loss)	33,411	24,621	28,258	18,794	3,840	(17,417)	65,509	25,998
SG&A	29,048	23,987	16,494	12,585	6,961	5,165	52,503	41,737
Shutdown and restructuring charges	—	—	—	—	162	25,955	162	25,955
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(8,887)	(1,085)	(8,887)	(1,085)
Gain on insurance recoveries	—	—	—	—	—	(205)	—	(205)

Total operating income (loss)	4,363	634	11,764	6,209	5,604	(47,247)	21,731	(40,404)
Nonoperating income (expense)	—	—	—	—	(12,905)	(10,317)	(12,905)	(10,317)

Income (loss) before income taxes	$4,363	$634	11,764	$6,209	$(7,301)	$(57,564)	$8,826	$(50,721)

Supplementary Data
Net tons sold	358,464	307,940	36,475	32,551	—	10	394,939	340,501
Depreciation expense	$17,532	$16,354	$10,333	$8,291	—	—	$27,865	$24,645

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
GLATFELTER

16. GUARANTOR FINANCIAL STATEMENTS
     Our 7 1/8% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick,Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.
     The following presents our condensed consolidating statements of income, cash flow and our condensed consolidating balance sheets for the periods indicated. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.
Condensed Consolidating Statement of Income for the
three months ended June 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$202,606	$—	$85,485	$—	$288,091
Energy sales — net	2,424	—	—	—	2,424

Total revenues	205,030	—	85,485	—	290,515
Costs of products sold	192,055	(1,002)	70,693	(31)	261,715

Gross profit	12,975	1,002	14,792	31	28,800
Selling, general and administrative expenses	14,387	643	8,746	—	23,776
Shutdown and restructuring charges	63	—	(126)	—	(63)
Gains on dispositions of plant, equipment
and timberlands, net	179	(5,872)	—	—	(5,693)
Gains from insurance recoveries	—	—	—	—	—

Operating income	(1,654)	6,231	6,172	31	10,780
Non-operating income (expense)
Interest expense	(6,842)	—	(582)	—	(7,424)
Interest income	162	3,590	(1,204)	(1,700)	848
Other income (expense) — net	7,715	330	(274)	(8,135)	(364)

Total other income (expense)	1,035	3,920	(2,060)	(9,835)	(6,940)

Income (loss) before income taxes	(619)	10,151	4,112	(9,804)	3,840
Income tax provision (benefit)	(2,617)	4,039	1,021	(601)	1,842

Net income (loss)	$1,998	$6,112	$3,091	$(9,203)	$1,998

Condensed Consolidating Statement of Income for the
three months ended June 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$203,462	$8,567	$76,258	$(8,567)	$279,720
Energy sales — net	2,847	—	—	—	2,847

Total revenues	206,309	8,567	76,258	(8,567)	282,567
Costs of products sold	210,588	7,822	66,875	(8,451)	276,834

Gross profit	(4,279)	745	9,383	(116)	5,733
Selling, general and administrative expenses	17,487	987	6,566	—	25,040
Shutdown and restructuring charges	6,616	—	41	—	6,657
Gains on dispositions of plant, equipment and timberlands, net	34	(1,129)	—	—	(1,095)
Gains from insurance recoveries	(205)	—	—	—	(205)

Operating income	(28,211)	887	2,776	(116)	(24,664)
Non-operating income (expense)
Interest expense	(6,154)	(463)	(553)	—	(7,170)
Interest income	146	3,569	(1,596)	(993)	1,126
Other income (expense) — net	(108)	781	367	(2,936)	(1,896)

Total other income (expense)	(6,116)	3,887	(1,782)	(3,929)	(7,940)

Income (loss) before income taxes	(34,327)	4,774	994	(4,045)	(32,604)
Income tax provision (benefit)	(13,605)	1,832	287	(396)	(11,882)

Net income (loss)	$(20,722)	$2,942	$707	$(3,649)	$(20,722)

GLATFELTER

Condensed Consolidating Statement of Income for the
six months ended June 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$399,510	$—	$169,570	$—	$569,080
Energy sales — net	4,638	—	—	—	4,638

Total revenues	404,148	—	169,570	—	573,718
Costs of products sold	368,673	(2,151)	141,535	152	508,209

Gross profit	35,475	2,151	28,035	(152)	65,509
Selling, general and administrative expenses	33,776	1,107	17,620	—	52,503
Shutdown and restructuring charges	262	—	(100)	—	162
Gains on dispositions of plant, equipment and timberlands, net	179	(9,066)	—	—	(8,887)
Gains from insurance recoveries	—	—	—	—	—

Operating income	1,258	10,110	10,515	(152)	21,731
Non-operating income (expense)
Interest expense	(13,601)	—	(1,160)	—	(14,761)
Interest income	441	6,995	(2,397)	(3,450)	1,589
Other income (expense) — net	13,140	575	(192)	(13,256)	267

Total other income (expense)	(20)	7,570	(3,749)	(16,706)	(12,905)

Income (loss) before income taxes	1,238	17,680	6,766	(16,858)	8,826
Income tax provision (benefit)	(4,013)	7,008	1,874	(1,294)	3,575

Net income (loss)	$5,251	$10,672	$4,892	$(15,564)	$5,251

Condensed Consolidating Statement of Income for the
six months ended June 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$305,809	$18,207	$134,517	$(18,207)	$440,326
Energy sales — net	5,304	—	—	—	5,304

Total revenues	311,113	18,207	134,517	(18,207)	445,630
Costs of products sold	305,406	16,199	115,998	(17,971)	419,632

Gross profit	5,707	2,008	18,519	(236)	25,998
Selling, general and administrative expenses	27,248	1,426	13,063	—	41,737
Shutdown and restructuring charges	25,875	—	80	—	25,955
Gains on dispositions of plant, equipment and timberlands, net	80	(1,202)	37	—	(1,085)
Gains from insurance recoveries	(205)	—	—	—	(205)

Operating income	(47,291)	1,784	5,339	(236)	(40,404)
Non-operating income (expense)
Interest expense	(8,956)	(463)	(1,144)	—	(10,563)
Interest income	33	6,073	(2,412)	(1,902)	1,792
Other income (expense) — net	2,305	982	486	(5,319)	(1,546)

Total other income (expense)	(6,618)	6,592	(3,070)	(7,221)	(10,317)

Income (loss) before income taxes	(53,909)	8,376	2,269	(7,457)	(50,721)
Income tax provision (benefit)	(21,322)	3,169	779	(760)	(18,134)

Net income (loss)	$(32,587)	$5,207	$1,490	$(6,697)	$(32,587)

GLATFELTER

Condensed Consolidating Balance Sheet as of June 30, 2007

	Parent			Adjustments/
In thousands	Company	Guarantors	Non Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$2,822	$295	$9,879	$—	$12,996
Other current assets	313,510	305,754	38,320	(296,274)	361,310
Plant, equipment and timberlands — net	296,228	12,344	212,190	—	520,762
Other assets	676,261	182,369	(65,882)	(469,996)	322,752

Total assets	$1,288,821	$500,762	$194,507	$(766,270)	$1,217,820

Liabilities and Shareholders’ Equity
Current liabilities	$348,664	$68,789	$87,220	$(296,583)	$208,090
Long-term debt	319,315	—	12,029	—	331,344
Deferred income taxes	137,404	15,752	32,951	(11,320)	174,787
Other long-term liabilities	88,921	5,185	7,782	7,194	109,082

Total liabilities	894,304	89,726	139,982	(300,709)	823,303
Shareholders’ equity	394,517	411,036	54,525	(465,561)	394,517

Total liabilities and shareholders’ equity	$1,288,821	$500,762	$194,507	$(766,270)	$1,217,820

Condensed Consolidating Balance Sheet as of December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$10,227	$546	$11,212	$—	$21,985
Other current assets	234,038	10,083	114,983	(6,051)	353,053
Plant, equipment and timberlands — net	302,606	12,945	213,316	—	528,867
Other assets	1,269,299	475,354	(153,452)	(1,269,463)	321,738

Total assets	$1,816,170	$498,928	$186,059	$(1,275,514)	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities	$157,029	$2,753	$36,375	$(2,867)	$193,290
Long-term debt	329,516	—	45,779	—	375,295
Deferred income taxes	137,180	18,112	29,472	(2,105)	182,659
Other long-term liabilities	804,077	91,418	25,844	(835,308)	86,031

Total liabilities	1,427,802	112,283	137,470	(840,280)	837,275
Shareholders’ equity	388,368	386,645	48,589	(435,234)	388,368

Total liabilities and shareholders’ equity	$1,816,170	$498,928	$186,059	$(1,275,514)	$1,225,643

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the
six months ended June 30, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$25,073	$(9,305)	$1,868	$—	$17,636
Investing Activities
Purchase of plant, equipment and timberlands	(10,428)	(381)	(3,412)	—	(14,221)
Proceeds from disposal plant, equipment and timberlands	13	9,435	—	—	9,448
Acquisition of Lydney mill and Chillicothe	—	—	—	—	—

Total Investing Activities	(10,415)	9,054	(3,412)	—	(4,773)
Financing Activities				—
Net (repayments of) proceeds from indebtedness	(15,075)	—	(541)	—	(15,616)
Payment of Dividends	(8,159)	—	—	—	(8,159)
Proceeds from Stock Options exercised	1,171	—	—	—	1,171

Total Financing Activities	(22,063)	—	(541)	—	(22,604)
Effect of Exchange Rate on Cash	—	—	752	—	752

Net Increase (decrease) in cash	(7,405)	(251)	(1,333)	—	(8,989)
Cash at the beginning of period	10,227	546	11,212	—	21,985

Cash at the end of period	$2,822	$295	$9,879	—	$12,996

Condensed Consolidating Statement of Cash Flows for the
six months ended June 30, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$(58,075)	$36,464	$(12,955)	$2,218	$(32,348)
Investing Activities
Purchase of plant, equipment and timberlands	(22,233)	(480)	(2,537)	—	(25,250)
Proceeds from disposal plant, equipment and timberlands	14	1,075	3	—	1,092
Acquisition of Lydney mill and Chillicothe	(84,561)	(67,044)	—	—	(151,605)

Total Investing Activities	(106,780)	(66,449)	(2,534)	—	(175,763)
Financing Activities
Net (repayments of) proceeds from indebtedness	150,358	—	24,827	(2,250)	172,935
Payment of Dividends	(7,967)	—	—	—	(7,967)
Proceeds from Stock Options exercised	8,128	—	—	—	8,128

Total Financing Activities	150,519	—	24,827	(2,250)	173,096
Effect of Exchange Rate on Cash	—	—	1,374	—	1,374

Net Increase (decrease) in cash	(14,336)	(29,985)	10,712	(32)	(33,641)
Cash at the beginning of period	14,524	30,495	12,390	33	57,442

Cash at the end of period	$188	$510	$23,102	$1	$23,801

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
     Overview Our results of operations for the six months and for the second quarter of 2007 when compared to the same periods of 2006 reflect stronger operating conditions in each of our business units. Domestically, the Specialty Papers business unit’s results, in the comparison, are positively influenced by higher average selling prices and by additional volumes associated with the April 2006 Chillicothe acquisition.
     Our Composite Fibers business unit’s results have also been positively influenced by additional volumes associated with the Lydney acquisition as well as improved demand across many of this unit’s product categories. Average selling prices on a constant currency basis improved in the comparison.
     The comparison of year-to-date results are affected by the completion of the above-referenced significant business acquisitions; i) the $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006; and ii) the $83.3 million acquisition of Chillicothe, the

GLATFELTER

carbonless paper operation of NewPage Corporation. In connection with the Chillicothe acquisition, effective June 30, 2006 we ceased production at our Neenah, WI facility and transferred those products, including the production of book paper, to Chillicothe.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2007 versus the
Six Months Ended June 30, 2006
     The following table sets forth summarized results of operations:

	Six Months Ended June 30
In thousands, except per share	2007	2006

Net sales	$569,080	$440,326
Gross profit	65,509	25,998
Operating income (loss)	21,731	(40,404)
Net income (loss)	5,251	(32,587)
Earnings per share	0.12	(0.73)

     The consolidated results of operations for the six months ended June 30, 2007 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2007	Gain (loss)
Timberland sales	$5,400	$0.12
Acquisition integration related costs	(1,150)	(0.03)
Environmental remediation	(3,693)	(0.08)

2006
Shutdown and restructuring charges	$(32,506)	$(0.73)
Acquisition integration related costs	(3,263)	(0.07)
Redemption premium	(1,820)	(0.04)
Timberland sales	590	0.01

     The above items increased earnings by $0.6 million, or $0.01 per diluted share in the first six months of 2007. In the comparable period a year ago, the above items decreased earnings by $36.9 million, or $0.83 per diluted share.

Business Units

Business Unit Performance	For the Six Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$399,510	$305,810	$169,570	$134,516	$—	$—	$569,080	$440,326
Energy sales, net	4,638	5,304	—	—	—	—	4,638	5,304

Total revenue	404,148	311,114	169,570	134,516	—	—	573,718	445,630
Cost of products sold	370,737	286,493	141,312	115,722	(3,840)	17,417	508,209	419,632

Gross profit (loss)	33,411	24,621	28,258	18,794	3,840	(17,417)	65,509	25,998
SG&A	29,048	23,987	16,494	12,585	6,961	5,165	52,503	41,737
Shutdown and restructuring charges	—	—	—	—	162	25,955	162	25,955
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(8,887)	(1,085)	(8,887)	(1,085)
Gain on insurance recoveries	—	—	—	—	—	(205)	—	(205)

Total operating income (loss)	4,363	634	11,764	6,209	5,604	(47,247)	21,731	(40,404)
Nonoperating income (expense)	—	—	—	—	(12,905)	(10,317)	(12,905)	(10,317)

Income (loss) before income taxes	$4,363	$634	11,764	$6,209	$(7,301)	$(57,564)	$8,826	$(50,721)

Supplementary Data
Net tons sold	358,464	307,940	36,475	32,551	—	10	394,939	340,501
Depreciation expense	$17,531	$16,354	$10,333	$8,291	—	—	$27,865	$24,645

GLATFLETER

Sales and Costs of Products Sold

	Six Months Ended
	June 30
In thousands	2007	2006	Change

Net sales	$569,080	$440,326	$128,754
Energy sales — net	4,638	5,304	(666)

Total revenues	573,718	445,630	128,088
Costs of products sold	508,209	419,632	88,577

Gross profit	$65,509	$25,998	$39,511

Gross profit as a percent of Net sales	11.5%	5.9%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2007	2006

Business Unit
Specialty Papers	70.2%	69.5%
Composite Fibers	29.8%	30.5%

Total	100.0%	100.0%

     Net sales totaled $569.1 million for the first six months of 2007, an increase of $128.8 million, or 29.2%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales increased $93.7 million to $399.5 million. The increase is largely attributable to the Chillicothe acquisition that was completed April 3, 2006. In addition, an overall favorable pricing environment resulted in an $8.3 million benefit in the first six months of 2007 with prices increasing in the carbonless and forms, book, envelope and engineered products markets. Shipping volumes, excluding carbonless products, increased 2.3% in the comparison. Specialty Papers’ production costs increased in the quarterly comparison, primarily due to material usage and lower machine yields on book publishing products. In addition, raw material prices increased by $5.6 million largely driven by pulp and energy.
     In Composite Fibers, net sales were $169.6 million for the first six months of 2007, up $35.1 million from the prior-year period. The Lydney acquisition, which was completed on March 13, 2006, contributed $17.5 million of additional revenue in the comparison. On a constant currency basis, average selling prices increased $4.0 million and volumes increased approximately 12.1% with increases seen in food and beverage, metalized and technical specialties. Energy and raw material costs in this business unit were $2.2 million higher than a year ago.
     As discussed earlier, the 2006 costs of products sold includes a $24.8 million charge for inventory write-downs and accelerated depreciation on property and equipment abandoned in connection with the Neenah facility shutdown.
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

	Six Months Ended
	June 30
In thousands	2007	2006	Change

Recorded as:
Costs of products sold	$4,694	$7,453	$(2,759)
SG&A expense	1,727	512	1,215

Total	$6,421	$7,965	$1,544

     Selling, general and administrative (“SG&A”) expenses increased $10.8 million in the period-to-period comparison and totaled $52.5 million for the first six months of 2007. The increase was due to a $6.0 million environmental remediation charge for the Neenah facility and the inclusion of Chillicothe and Lydney acquisitions in the current period’s results.
     Gain on Sales of Plant, Equipment and Timberlands During the first six months of 2007, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2007	3,588	$9,435	$9,066
2006	261	1,078	1,066

GLATFELTER

     Shutdown and Restructuring Charges — Neenah Facility Shutdown In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently close the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe.
     The results of operations in the first six months of 2006 include the following pre-tax charges related to the Neenah shutdown:

Six Months
Ended
In thousands	June 30, 2006

Accelerated depreciation	$22,457
Inventory write-down	2,411
Severance and benefit continuation	6,592
Pension and other retirement benefits curtailments	7,675
Contract termination costs	11,386
Other	222

Total	$50,743

     With the exception of the severance and benefit continuation amounts and contract termination costs, substantially all other amounts accrued represent either accelerated non-cash asset write-downs or costs expected to be paid for from the Company’s overfunded pension plan.
     As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in an accrued termination fee of approximately $11.4 million.
     During the first six months of 2007, we increased our reserve for costs associated with the shutdown by $0.2 million and made payments totaling $1.2 million; thus, the remaining reserve balance was $1.9 million at June 30, 2007.
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
     Income taxes Our results of operations for the first six months of 2007 reflect an effective tax rate of 40.5% compared to 35.8% in the same period a year ago. The increase in the effective tax rate is primarily due to a higher effective tax rate on timberland sales completed in 2007.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The functional currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During the first six months of 2007, Euro functional currency operations generated approximately 20.1% of our sales and 18.6% of operating expenses and British Pound Sterling operations represented 7.1% of net sales and 7.3% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on first six months of 2007 reported results compared to first six months of 2006:

Six Months
In thousands	Ended June 30

Favorable (unfavorable)
Net sales	$10,722
Costs of products sold	(11,098)
SG&A expenses	(962)
Income taxes and other	(357)

Net income	$(1,695)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three Months Ended June 30, 2007 versus the
Three Months Ended June 30, 2006
     The following table sets forth summarized results of operations:

	Three Months Ended
	June 30
In thousands, except per share	2007	2006

Net sales	$288,091	$279,720
Gross profit	28,800	5,733
Operating income	10,780	(24,664)
Net income (loss)	1,998	(20,722)
Earnings (loss) per share	0.04	(0.46)

     The consolidated results of operations for the three months ended June 30, 2006 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2007	Gain (loss)
Timberland sales	$3,486	$0.08
Acquisition integration related costs	(744)	(0.02)

2006
Shutdown and restructuring charges	$(14,901)	$(0.33)
Acquisition integration related costs	(2,319)	(0.05)
Redemption premium	(1,820)	(0.04)
Timberland sales	590	0.01

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the Three Months Ended June 30,
In thousands, except net tons sold	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$202,606	$203,461	$85,486	$76,263	$(1)	$(4)	$288,091	$279,720
Energy sales, net	2,424	2,847	—	—	—	—	2,424	2,847

Total revenue	205,030	206,308	$85,486	76,263	(1)	(4)	290,515	282,567
Cost of products sold	192,817	197,459	70,522	66,693	(1,624)	12,682	261,715	276,834

Gross profit (loss)	12,213	8,849	14,964	9,570	1,623	(12,686)	28,800	5,733
SG&A	14,521	14,705	8,182	6,504	1,073	3,831	23,776	25,040
Shutdown and restructuring charges	—	—	—	—	(63)	6,657	(63)	6,657
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(5,693)	(1,095)	(5,693)	(1,095)
Gain on insurance recoveries	—	—	—	—	—	(205)		(205)

Total operating income (loss)	(2,308)	(5,856)	6,782	3,066	6,306	(21,874)	10,780	(24,664)
Non-operating income (expense)		—		—	(6,940)	(7,940)	(6,940)	(7,940)

Income (loss) before income taxes	$(2,308)	$(5,856)	$6,782	$3,066	$(634)	$(29,814)	$3,840	$(32,604)

Supplementary Data
Net tons sold	183,344	188,854	18,118	17,667	—	10	201,462	206,531
Depreciation expense	$8,881	$7,679	$5,250	$4,493	—	—	$14,131	$12,172

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended June 30, 2006 and 2005.
Sales and Costs of Products Sold

	Three Months Ended
	June 30
In thousands	2007	2006	Change

Net sales	$288,091	$279,720	$8,371
Energy sales — net	2,424	2,847	(423)

Total revenues	290,515	282,567	7,948
Costs of products sold	261,715	276,834	(15,119)

Gross profit	$28,800	$5,733	$23,067

Gross profit as a percent of Net sales	10.0%	2.0%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2007	2006

Business Unit
Specialty Papers	70.3%	72.7%
Composite Fibers	29.7%	27.3%

Total	100.0%	100.0%

     Net sales totaled $288.1 million for the second quarter of 2007, an increase of $8.3 million, or approximately 3%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales declined slightly to $202.6 million. An overall favorable pricing environment resulted in a $3.6 million benefit in the second quarter of 2007 compared with the same period of 2006 with prices increasing in the carbonless and forms, book, envelope and engineered products markets. Productivity improved at the Spring Grove facility and the annual maintenance outages had less of an adverse impact than was experienced a year ago. These favorable factors were partially offset by higher production costs primarily due to material usage and lower machine yields on book publishing products. In addition, raw material prices increased by $3.3 million largely driven by pulp and energy.
     In Composite Fibers, net sales were $85.5 million for the second quarter of 2007, up from $76.3 million from the prior-year period. On a constant currency basis, average selling prices increased $2.3 million and volumes increased approximately 2.6% with increases seen in food and beverage, metalized and technical specialties. Energy and raw material costs in this business unit were $0.7 million higher than a year ago.
     During the second quarters of 2007 and 2006, we completed our annually scheduled maintenance shutdown of the Spring Grove, PA facility and Chillicothe, OH facilities. These shutdowns require increased maintenance spending and reduce production leading to unfavorable manufacturing variances that negatively affect costs of products sold. The combined maintenance shutdowns had an estimated impact on gross profit of approximately $15.3 million in the second quarter of 2007 and $17.4 million in the comparable quarter a year ago.
     As discussed earlier, the 2006 costs of products sold includes a $16.6 million charge for inventory write-downs and accelerated depreciation on property and equipment abandoned in connection with the Neenah facility shutdown.
     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	June 30
In thousands	2007	2006	Change

Recorded as:
Costs of products sold	$2,190	$3,964	$(1,774)
SG&A expense	718	280	438

Total	$2,908	$4,244	$(1,336)

     Selling, general and administrative (“SG&A”) expenses totaled $23.8 million in the second quarter of 2007 and $25.0 million in the second quarter of 2006. The $1.2 million decline is largely due to integration related costs incurred in the prior year quarter.

GLATFELTER

     Shutdown and Restructuring Charges — Neenah Facility Shutdown The results of operations in the second quarter of 2006 include the following pre-tax charges related to the Neenah shutdown:

Three months ended
In thousands	June 30, 2006

Accelerated depreciation	$16,645
Inventory write-down	—
Severance and benefit continuation	4,831
Pension and other retirement benefits curtailments	1,372
Contract termination costs	277
Other	136

Total	$23,261

     With the exception of the severance and benefit continuation amounts and contract termination costs, substantially all other amounts accrued represent either accelerated non-cash asset write-downs or costs expected to be paid for from the Company’s overfunded pension plan.
     During the second quarter of 2007, we made payments totaling $0.3 million and the reserve was increased by $0.1 million and the remaining reserve balance was $1.9 million at June 30, 2007.
     Foreign Currency During the second quarter of 2007, Euro functional currency operations generated approximately 19.6% of our sales and 17.9% of operating expenses and British Pound Sterling operations represented 7.5% of net sales and 7.2% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on second quarter 2007 reported results compared to second quarter 2006:

Three Months
Ended
In thousands	June 30, 2007

Favorable (unfavorable)
Net sales	$5,670
Costs of products sold	(6,010)
SG&A expenses	(551)
Income taxes and other	(240)

Net income	$(1,131)

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

	Six Months Ended
	June 30
In thousands	2007	2006

Cash and cash equivalents at beginning of period	$21,985	$57,442
Cash provided by (used for) Operating activities	17,636	(32,348)
Investing activities	(4,773)	(175,763)
Financing activities	(22,604)	173,096
Effect of exchange rate changes on cash	752	1,374

Net cash provided (used)	(8,989)	(33,641)

Cash and cash equivalents at end of period	$12,996	$23,801

     Operating cash flow improved in the comparison primarily due to the use in 2006 of $21.7 million to settle a cross currency rate swap and $17.1 million of income tax payments in the prior year compared to a net refund position in 2007.
     The changes in investing cash flows primarily reflect the use of approximately $151.6 million in the first six months of 2006 to fund the Lydney and Chillicothe acquisitions.
     During the first six months of 2007 and 2006, cash dividends paid on common stock totaled approximately $8.2 million and $8.0 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     Changes in cash flows from financing activity in the comparison resulted primarily from net debt repayments in first six months of 2007 totaling $15.6 million, compared to net borrowings in the year earlier period of $172.9 million. The borrowings in the prior year quarter were used to finance the Lydney and Chillicothe acquisitions.

GLATFELTER

     The following table sets forth our outstanding long-term indebtedness:

	June 30,	December 31,
In thousands	2007	2006

Revolving credit facility, due April 2011	$66,836	$64,795
Term loan, due April 2011	79,600	96,000
7 1/8% Notes, due May 2016	200,000	200,000
Note payable — SunTrust, due March 2008	34,000	34,000
Total long-term debt	380,436	394,795
Less current portion	(49,092)	(19,500)

Long-term debt, excluding current portion	$331,344	$375,295

     The significant terms of the debt obligations are set forth in Item 1—Financial Statements and Supplementary Data, Note 13.
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
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sales of timberland, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements— Note 14, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Our credit agreement as amended contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become currently due. As of June 30, 2007, we met all of the requirements of our debt covenants.
     Off-Balance-Sheet Arrangements As of June 30, 2007 and December 31, 2006, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook For the second half of 2007, we expect a stable to slightly improving pricing environment in both Specialty Papers and Composite Fibers. Shipping volumes for the remainder of 2007 are expected to be in line with, or improve somewhat from, 2006 in Specialty Papers. In Composite Fibers, volumes are expected to be flat in the year over year comparison, however with a more favorable mix of products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2007
Dollars in thousands	2007	2008	2009	2010	2011	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$198,260
At fixed interest rate — SunTrust Note	34,000	8,500	—	—	—	34,000	33,411
At variable interest rates	144,819	133,500	114,635	93,076	19,900	146,436	146,436

						$380,436	$378,107

Weighted-average interest rate
On fixed interest rate debt	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed interest rate debt — SunTrust Note	3.82	3.82	—	—	—
On variable interest rate debt	6.23	6.23	6.24	6.25	6.26
GLATFELTER

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2007, we had long-term debt outstanding of $380.4 million, of which $146.4 million or 38.5% was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At June 30, 2007, the interest rate paid was 6.23%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.5 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2007, Euro functional currency operations generated approximately 20.1% of our sales and 18.6% of operating expenses and British Pound Sterling operations represented 7.1% of net sales and 7.3% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of holders of Glatfelter common stock was held on May 3, 2007. At this meeting, shareholders voted on the following matters (with the indicated tabulated results).
i.	The election of two members of the Board of Directors to serve for full three-year terms expiring in 2010.

Director	For	Withheld

Kathleen A. Dahlberg	38,637,929	592,901
Richard C. Ill	37,244,380	1,986,450
Lee C. Stewart	38,641,775	589,055

ITEM 6. EXHIBITS
The following exhibits are filed herewith.

10.1	First Amendment to Credit Agreement among P. H. Glatfelter Company, certain of its subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated April 25, 2006, filed herewith.

10.2	Second Amendment to Credit Agreement among P. H. Glatfelter Company, certain of its subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated December 22, 2006, filed herewith.

10.3*	Third Amendment to Credit Agreement among P. H. Glatfelter Company, certain of its subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated June 8, 2007, filed herewith.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

August 7, 2007	By	/s/ David C. Elder
David C. Elder
Corporate Controller
GLATFELTER

EXHIBIT INDEX

Exhibit
Number	Description

10.1
First Amendment to Credit Agreement among P. H. Glatfelter Company, certain of its subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated April 25, 2006, filed herewith.

10.2
Second Amendment to Credit Agreement among P. H. Glatfelter Company, certain of its subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated December 22, 2006, filed herewith.

10.3*
Third Amendment to Credit Agreement among P. H. Glatfelter Company, certain of its subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated June 8, 2007, filed herewith.

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

Confidential treatment has been requested for certain portions thereof pursuant to a confidential treatment request filed with the Commission on August [7], 2007. Such provisions have been filed separately with the Commission.
GLATFELTER