Form 10-Q
period 2007-09-30
GLATFELTER P H CO
filed 2007-11-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from                      to
For the quarterly period ended September 30, 2007
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
As of October 31, 2007, P. H. Glatfelter Company had 45,112,001 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
September 30, 2007

PART I
Item 1 — Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except per share	2007	2006	2007	2006

Net sales	$291,859	$277,489	$860,939	$717,815
Energy sales — net	2,491	2,706	7,129	8,010

Total revenues	294,350	280,195	868,068	725,825
Costs of products sold	247,470	242,292	755,679	661,924

Gross profit	46,880	37,903	112,389	63,901

Selling, general and administrative expenses	42,197	24,590	94,700	66,327
Shutdown and restructuring charges	—	2,222	162	28,177
Gains on dispositions of plant, equipment and timberlands, net	(2,301)	(923)	(11,188)	(2,008)
Gains from insurance recoveries	—	—	—	(205)

Operating income (loss)	6,984	12,014	28,715	(28,390)
Non-operating income (expense)
Interest expense	(7,569)	(7,012)	(22,330)	(17,575)
Interest income	979	558	2,568	2,350
Other — net	113	704	380	(840)

Total other income (expense)	(6,477)	(5,750)	(19,382)	(16,065)

Income (loss) before income taxes	507	6,264	9,333	(44,455)
Income tax provision (benefit)	(7,305)	896	(3,730)	(17,238)

Net income (loss)	$7,812	$5,368	$13,063	$(27,217)

Earnings (loss) per share
Basic and diluted	$0.17	$0.12	$0.29	$(0.61)

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Weighted average shares outstanding
Basic	45,084	44,749	45,004	44,512
Diluted	45,364	45,247	45,365	44,512
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

CONDENSED CONSOLIDATED BALANCE SHEETS
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
In thousands	2007	2006

Assets

Current assets
Cash and cash equivalents	$17,820	$21,985
Accounts receivable — net	136,550	128,255
Inventories	185,508	192,281
Prepaid expenses and other current assets	31,982	32,517

Total current assets	371,860	375,038

Plant, equipment and timberlands — net	519,416	528,867

Other assets	329,057	321,738

Total assets	$1,220,333	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$49,532	$19,500
Short-term debt	1,155	2,818
Accounts payable	62,269	70,966
Dividends payable	4,060	4,035
Environmental liabilities	8,685	5,489
Other current liabilities	92,207	90,482

Total current liabilities	217,908	193,290

Long-term debt	302,565	375,295

Deferred income taxes	165,389	182,659
Other long-term liabilities	123,233	86,031

Total liabilities	809,095	837,275

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	44,054	42,288
Retained earnings	517,263	519,489
Accumulated other comprehensive loss	(13,196)	(32,337)

	548,665	529,984

Less cost of common stock in treasury	(137,427)	(141,616)

Total shareholders’ equity	411,238	388,368

Total liabilities and shareholders’ equity	$1,220,333	$1,225,643

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30
In thousands	2007	2006

Operating activities
Net income (loss)	$13,063	$(27,217)
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation and depletion	42,293	37,122
Provision for environmental matters	26,000	—
Pension income	(9,646)	(12,644)
Restructuring charges	162	33,328
Deferred income tax provision	(11,843)	(10,387)
(Gains) losses on dispositions of plant, equipment and timberlands, net	(11,188)	(2,008)
Stock-based compensation	2,975	1,733
Change in operating assets and liabilities
Accounts receivable	(5,320)	(26,160)
Inventories	10,168	(968)
Other assets and prepaid expenses	819	(6,147)
Accounts payable	(9,280)	(9,980)
Other current liabilities	12,297	(23,076)
Other	(2,737)	64

Net cash provided (used) by operating activities	57,763	(46,340)

Investing activities
Purchases of plant, equipment and timberlands	(19,289)	(35,225)
Proceeds from disposals of plant, equipment and timberlands	12,099	2,975
Acquisition of Lydney mill and Chillicothe	—	(158,148)

Net cash used by investing activities	(7,190)	(190,398)

Financing activities
Net (repayment of) proceeds from revolving credit facility	(20,656)	55,819
Principal repayment on term loan	(23,000)	(560)
Proceeds from $100 million term loan facility, net of issuance costs	—	98,829
Net proceeds from $200 million, 7 1/[8]% note offering	—	196,440
Repayment of $150 million 6 7/[8]% notes, including early redemption premium	—	(152,675)
Net repayment of other short-term debt	(1,767)	—
Payment of dividends	(12,253)	(11,993)
Proceeds from stock options exercised	1,384	7,322
Excess tax benefit of stock options exercised	93	768

Net cash (used) provided by financing activities	(56,199)	193,950

Effect of exchange rate changes on cash	1,461	(773)

Net decrease in cash and cash equivalents	(4,165)	(43,561)
Cash and cash equivalents at the beginning of period	21,985	57,442

Cash and cash equivalents at the end of period	$17,820	$13,881

Supplemental cash flow information
Cash paid for interest	$18,555	$14,619
Cash paid (received) for income taxes	(900)	17,436

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
     Reclassifications Certain reclassifications have been made to the prior year’s balance sheet, specifically between accounts payable and other current liabilities, to conform to those classifications used in the current year. Such reclassifications had no impact on reported earnings, financial position, or cash flows for either period.
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
     The following table provides a breakdown of the incremental effect of applying FIN 48 on individual line items in the consolidated balance sheet as of January 1, 2007:

			After
	Before	Effect of	adoption of
In thousands	FIN 48	FIN 48	FIN 48

Prepaid expenses and other current assets	$32,517	$193	$32,710
Other current liabilities	90,482	(7,214)	83,268
Other long-term liabilities	86,031	21,690	107,721
Deferred income taxes	182,659	(11,309)	171,350
Retained earnings	519,489	(2,974)	516,515

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
     Effective March 13, 2006, we completed our purchase of Crompton’s Lydney mill and related inventory, located in Gloucestershire, UK for £37.5 million (US $65.0 million) in cash in addition to $4.2 million of transaction costs. The Lydney facility employed about 240 people and, produced a broad portfolio of wet laid non-woven products, including tea and coffee filter papers, clean room wipes, lens tissue, dye filter paper, double-sided adhesive tape substrates and

GLATFELTER

battery grid pasting tissue, and had 2005 revenues of approximately £43 million (US $75 million). The purchase price was financed with existing cash balances and borrowings under our credit facility.
     The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Inventory	$8,389
Property and equipment	56,885
Intangibles and other assets	9,325

74,599
Less acquisition related liabilities	(5,374)

Total	$69,225

     Although we do not expect future adjustments to occur, any such adjustments required to be made to the purchase price allocation will be reflected in our results of operations in the applicable period in which such adjustment occurs. The amounts set forth above ascribed to intangible and other assets primarily consist of technology and trademarks.
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

     Although we do not expect future adjustments to occur, any such adjustments required to be made to the purchase price allocation will be reflected in our results of operations in the applicable period in which such adjustment occurs.
     Pro-Forma Financial Information The information necessary to provide certain pro forma financial data for the Chillicothe acquisition relative to net income and earnings per share is not readily available due to the nature of the accounting and reporting structure of the acquired operation prior to the acquisition date. Pro forma consolidated net sales for the nine months ended September 30, 2006 was $823.7 million assuming the acquisition occurred at the beginning of the respective period. This unaudited pro forma financial information is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.
5. NEENAH FACILITY SHUTDOWN
     In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently close our Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility were transferred to Chillicothe.

GLATFELTER

     During the first nine months of 2007, we increased our reserve for costs associated with the shutdown by $0.3 million and made payments totaling $1.6 million; thus, the remaining reserve balance was $1.5 million at September 30, 2007.
     The results of operations in the first nine months of 2006 include the following pre-tax charges related to the Neenah shutdown:

			Less non-
			cash-
			charges	Balance
	Beg.	Amount	and cash	Sept. 30,
In thousands	balance	Accrued	payments	2006

Non-cash charges
Accelerated depreciation	$—	$22,457	$(22,457)	$—
Inventory write-down	—	3,196	(3,196)	—
Pension curtailments and other retirement benefit charges	—	7,675	(7,675)	—

Total non cash charges	—	33,328	(33,328)	—
Cash charges
Severance and benefit continuation	—	7,219	(3,432)	3,787
Contract termination costs	—	11,367	(11,367)	—
Other	—	1,795	(645)	1,150

Total cash charges	—	20,381	(15,444)	4,937

Total	$—	$53,709	$(48,772)	$4,937

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
6.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first nine months of 2007 and 2006, gains on dispositions of plant, equipment and timberlands totaled $11.2 million and $2.0 million, respectively. Such gains are primarily from the completion of sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2007	4,674	$11,649	$11,223
2006	465	1,573	1,503

     In accordance with terms of our credit facility, we are required to use the after-tax proceeds from timberland sales to reduce amounts outstanding under our term loan.
7. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three Months Ended
	September 30
In thousands, except per share	2007	2006

Net (loss) income	$7,812	$5,368

Weighted average common shares outstanding used in basic EPS	45,084	44,749
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	280	498

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,364	45,247

Potential common shares excluded due to anti-dilutive nature	461	399

Earnings (loss) per share Basic and diluted	$0.17	$0.12

	Nine Months Ended
	September 30
In thousands, except per share	2007	2006

Net (loss) income	$13,063	$(27,217)

Weighted average common shares outstanding used in basic EPS	45,004	44,512
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	361	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,365	44,512

Potential common shares excluded due to anti-dilutive nature	458	900

Earnings (loss) per share Basic and diluted	$0.29	$(0.61)

GLATFELTER

8. INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     Income taxes for the third quarter and first nine months of 2007 include $5.3 million of tax benefit adjustments related to the revaluation of deferred tax assets and liabilities due to tax legislation enacted in July 2007 by Germany that reduced the corporate income tax rate.
     Effective January 1, 2007, we adopted FIN 48. Subsequent to the adoption of this standard, we had $21.5 million of gross unrecognized tax benefits. If recognized, approximately $17.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. There have been no significant changes to these amounts during 2007 although we have resolved certain tax matters and closed certain open years.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	N/A	2004 — 2006
State	2004	2002 — 2006
Germany (1)	N/A	2003 — 2006
France	2003 — 2005	2006
United Kingdom	N/A	2006
Philippines	2004 — 2006	N/A

(1)	— includes provincial or similar local jurisdictions, as applicable.
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
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest and penalty expense, net, totaled $0.5 million and $0.2 million for the first nine months of 2007 and the third quarter of 2007, respectively. Accrued interest and penalties were $0.7 million and $1.2 million as of January 1, 2007 and September 30, 2007, respectively.
9. STOCK-BASED COMPENSATION
     During the first nine months of 2007, we issued, net of forfeitures, 217,100 Stock Only Stock Appreciation Rights (“SOSAR”) to members of executive management with a grant date strike price of $15.94 per share. Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs, which vest ratably over a three year period, had a grant date fair value, estimated using the Black-Scholes valuation model, of $5.00 per right, and an aggregate value of $1.1 million. In addition, 122,623 Restricted Stock Units (“RSU”) were issued in 2007 with a weighted-average grant date fair value of $15.26 per unit and an aggregate value of $1.9 million. The RSUs vest over a period ranging from three years to five years.
     During the first nine months of 2007 and 2006, we recognized stock-based compensation expense totaling $3.0 million and $1.7 million, respectively.

GLATFELTER

10.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three Months Ended
	September 30
In thousands	2007	2006

Pension Benefits
Service cost	$2,392	$1,762
Interest cost	5,452	5,698
Expected return on plan assets	(11,872)	(12,717)
Amortization of prior service cost	600	465
Recognized actuarial (gain)/loss	203	114

Net periodic benefit income	$(3,225)	$(4,678)

Other Benefits
Service cost	$506	$449
Interest cost	759	780
Expected return on plan assets	(223)	—
Amortization of prior service cost	(259)	(167)
Amortization of unrecognized loss	262	329

Net periodic benefit cost	$1,045	$1,391

	Nine Months Ended
	September 30
In thousands	2007	2006

Pension Benefits
Service cost	$7,176	$4,441
Interest cost	16,370	15,345
Expected return on plan assets	(35,600)	(34,483)
Amortization of prior service cost	1,799	1,381
Recognized actuarial (gain) loss	609	672

	(9,646)	(12,644)
Curtailment charge	—	4,403

Net periodic benefit income	$(9,646)	$(8,241)

Other Benefits
Service cost	$1,520	$1,203
Interest cost	2,275	2,214
Expected return on assets	(669)	—
Amortization of prior service cost	(776)	(542)
Amortization of unrecognized loss	786	977

	3,136	3,852
Special termination charge	—	3,273

Net periodic benefit cost	$3,136	$7,125

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
11.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	September 30
In thousands	2007	2006

Net income (loss)	$7,812	$5,368
Foreign currency translation adjustment	11,207	856
Additional pension liability amortization, net of tax	528	—

Comprehensive income (loss)	$19,547	$6,224

	Nine Months Ended
	September 30
In thousands	2007	2006

Net income (loss)	$13,063	$(27,217)
Foreign currency translation adjustment	17,623	4,150
Additional pension liability amortization, net of tax	1,517	—

Comprehensive income (loss)	$32,203	$(23,067)

12.	INVENTORIES
     Inventories, net of reserves, were as follows:

	September 30,	December 31,
In thousands	2007	2006

Raw materials	$39,359	$38,539
In-process and finished	97,075	107,811
Supplies	49,074	45,931

Total	$185,508	$192,281

13.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	September 30,	December 31,
In thousands	2007	2006

Revolving credit facility, due April 2011	$45,097	$64,795
Term loan, due April 2011	73,000	96,000
7 1/[8]% Notes, due May 2016	200,000	200,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	352,097	394,795
Less current portion (1)	(49,532)	(19,500)

Long-term debt, excluding current portion	$302,565	$375,295

(1)	Includes $34 million Note payable — SunTrust. Refer to the separate discussion of intentions to extend this instrument’s maturity.
     Our revolving credit facility provides for up to $200 million of aggregate borrowings on an unsecured basis. Our term loan requires quarterly repayments of principal that began on March 31, 2007 with the final principal payment due on April 2, 2011. In addition, if certain prepayment events occur, such as a sale of assets or the incurrence of additional indebtedness, as defined in the debt agreement, in excess of $10.0 million in the

GLATFELTER

aggregate, we must repay a specified portion of the term loan within five days of the prepayment event.
     Borrowings under the credit agreement bear interest, at our option, at either (a) the bank’s base rate described in the credit agreement as the greater of the prime rate or the federal funds rate plus 50 basis points, or (b) the EURO rate based generally on the London Interbank Offer Rate, plus an applicable margin that varies from 67.5 basis points to 137.5 basis points depending on our corporate credit rating determined by S&P and Moody’s.
     In June 2007, we negotiated an amendment to our credit agreement (the “Amended Credit Agreement”) which, among other items increased the maximum leverage ratio for each fiscal quarter beginning June 30, 2007 and through and including March 31, 2008. The Amended Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to: i) dispose of or create liens on assets; ii) transfer assets between borrowing or guaranteeing subsidiaries and non guaranteeing subsidiaries; iii) incur additional indebtedness; iv) repay other indebtedness; or v) make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the Amended Credit Agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which there were none at September 30, 2007, would give rise to certain remedies under the Amended Credit Agreement, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
     The 7 1/8% Senior Note agreement contains a “cross-default” clause that provides if there were to be an event of default under the credit agreement discussed earlier, we would also be in default under the 7 1/8% Senior Note.
     Our outstanding debt obligations include a $34 million Note Payable to SunTrust Financial (the “Note Payable”), all of which is presented in the accompanying condensed consolidated balance sheets as currently payable as of September 30, 2007. The Note Payable bears interest at a fixed rate of 3.82% for five years through March 2008, at which time we can elect to renew the obligation. The Note Payable relates to the March 2003 sale of approximately 25,500 acres of timberlands for which we received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. The note receivable is recorded as “Other assets” in the accompanying consolidated balance sheet. We pledged this note as collateral under the Note Payable. The debt agreement underlying this obligation provides for an extension of the maturity of the Note Payable for up to five years assuming certain conditions are satisfied, all of which we believe to be, or will be, complied with. We intend to utilize the debt maturity extension clauses provided for in the original note agreement to extend the maturity of the Note Payable to March 2013.
     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of September 30, 2007 and December 31, 2006, we had $14.1 million and $8.1 million in letters of credit issued to us by financial institutions. The letters of credit are for the benefit of government agencies in the Fox River environmental matter and certain state workers compensation insurance agencies in conjunction with our self-insurance program. No amounts were outstanding under the letters of credit. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. Outstanding letters of credit reduce amounts available under our revolving credit facility.
14.	SALE OF TIMBERLANDS
     On August 8, 2007, we entered into a definitive agreement to sell approximately 26,000 acres of timberlands to Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson (the “Buyer”) for approximately $43.1 million, subject to certain adjustments. As consideration for the timberlands, at closing we are to receive a LIBOR-based interest bearing, 20-year installment note payable at maturity. The note will be fully secured by an irrevocable letter of credit. The transaction is expected to close in the fourth quarter of 2007. Upon closing, we expect to record a pre-tax gain approximating $38 million.
     In connection with the Agreement, at closing there under, the Buyers and us will enter into a 10-year Stumpage Agreement, pursuant to which we will agree to purchase and Glawson commits to sell an annual amount of standing timber approximating 73,860 tons per annum for the first 5 years and 55,755 tons per annum for the next five years thereafter. The price paid will be based on market rates for comparable timber and will be reset every six months.

GLATFELTER

15.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
     Fox River — Neenah, Wisconsin
     Background
     We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay. As part of the 1979 acquisition of the Bergstrom Paper Company we acquired a facility located at this site (the “Neenah Facility”). In part, this facility used wastepaper as a source of fiber. At no time did the Neenah Facility utilize PCBs in the pulp and paper making process, but discharges to the Fox River from the facility which may have contained PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah Facility discharged into the Fox River resulted from the presence of PCBs in NCR®-brand carbonless copy paper in the wastepaper that was received from others and recycled. We closed the Neenah Facility in June 2006.
     As described below, various state and federal governmental agencies have formally notified nine potentially responsible parties (“PRPs”), including us, that they are potentially responsible for response costs and “natural resource damages” (“NRDs”) arising from PCB contamination at this site under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and other statutes. The other identified PRPs are NCR Corporation, Appleton Paper Inc., Georgia Pacific Corp. (formerly Fort Howard Corp. and Fort James Operating Company), WTM I Company (“WTM I”, a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, Menasha Corporation, and the U.S. Army Corps of Engineers.
     The United States, on behalf of certain governmental authorities, is pursuing responsible parties to remediate the contaminated areas of the Fox River, to satisfy Natural Resource Damage claims, and to reimburse the governmental authorities for past costs. The areas of the lower Fox River and in the Bay of Green Bay in which PCB contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to the Neenah Facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3-5”), an area approximately 20 miles downstream from the Neenah Facility.
     CERCLA establishes a two-part liability structure that makes responsible parties liable for (1) “response costs” or “response actions” associated with the remediation of a release of hazardous substances and (2) NRDs related to that release. Courts have interpreted CERCLA to impose strict, joint and several liability on responsible parties for response costs, subject to equitable allocation in certain instances. Prior to a final settlement by all responsible parties and the final cleanup of the contamination, uncertainty regarding the application of that liability will persist.
     The following table summarizes the potential range of costs to satisfy total claims associated with the Fox River matter based on the best available estimates. Such amounts are not necessarily indicative of our share of responsibility:

In millions	Low	High

OU1	$93	$137
OU2	—	—
OU3 — OU5	270	499
Natural Resource Damages (NRD)	76	333

     OU1 is currently the only area of the Fox River in which we are conducting remediation activities. The high end of the range for OU1 set forth above assumes dredging of contamination as opposed to the use of alternative remedies. Based on discussions to date, we believe dredging the entire OU1 is remote. As discussed in detail below, our revised final plan assumes the use of alternative remedies. To date, approximately $57 million of escrowed funds have been spent on OU1 remediation. The range of costs for OU3-5 is based on the cost of $390 million set forth in the amended ROD issued in June 2007 plus or minus a 30% contingency factor. The range of NRD is based on recently obtained information that indicated $76 million represents the best estimate of NRDs.
Reserves for Fox River Environmental Liabilities
     We have reserves for existing environmental liabilities and for those environmental matters for which it is probable that a claim will be made and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	September 30,	December 31,
In millions	2007	2006

Recorded as:
Environmental liabilities	$8.7	$5.5
Other long-term liabilities	20.0	2.2

Total	$28.7	$7.7

     With respect to the amounts set forth above, the caption “environmental liabilities” on the consolidated balance sheet represents the current portion of our reserves. Such classification is based on our best estimate

GLATFELTER

as to when the liability is expected to require the use of funds to settle the underlying obligation. As discussed later in this disclosure, during the first nine months of 2007, we recorded additional charges of $26.0 million associated with the Fox River matter in our results of operations.
     The following summarizes the status of our potential exposure:
     Response Actions and Recent Activities
     OU1 and OU2 On January 7, 2003, the Wisconsin Department of Natural Resources (the “Wisconsin DNR”) and the Environmental Protection Agency (“EPA”) issued a Record of Decision (“ROD”) for the cleanup of OU1 and OU2. Subject to extenuating circumstances and alternative solutions provided for in the ROD, the ROD requires the removal of approximately 784,000 cubic yards of sediment from OU1 and no active remediation of OU2. The ROD also requires the long term monitoring of the two operable units. On July 1, 2003, WTM I Company entered into an Administrative Order on Consent (“AOC”) with EPA and the Wisconsin DNR regarding the implementation of the Remedial Design for OU1.
     In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin approved a consent decree regarding OU1 (“the OU1 Consent Decree”). Under terms of the OU1 Consent Decree, we and WTM I each agreed to pay approximately $27 million, of which $25.0 million from each was placed in escrow to fund response work at OU-1 (“OU-1 Escrow Account”). The remaining amount that the parties agreed to pay under the Consent Decree includes payments for NRD and NRD assessment and other past costs incurred by the governments. In addition, the EPA agreed to contribute $10 million from another settlement to the OU1 Escrow Account for the OU1 cleanup. As a result of these contributions, the total amount of funds initially available for remediation totaled $60 million.
     The terms of the OU1 Consent Decree restrict the use of the escrowed funds to qualifying remediation activities or restoration activities at the lower Fox River site. The response work is being performed by us and WTM I, with governmental oversight, and funded by the funds placed in the OU1 Escrow Account. Beginning in mid 2004, we and WTM I have performed activities to remediate OU1, including, among others, construction of de-watering and water-treatment facilities, dredging of portions of OU1, dewatering of the dredged materials, and hauling of the dewatered sediment to an authorized disposal facility.
     The terms of the OU1 Consent Decree include provisions to be followed should the OU1 Escrow
Account be depleted prior to completion of the response work. In this event, each settling company would be notified and be provided an opportunity to contribute additional funds to the OU1 Escrow Account. Should the OU1 Consent Decree be terminated due to insufficient funds, each settling company would lose the protections contained in the OU1 Consent Decree, and the governments may order one or both parties to complete the required remedial activities for OU-1. The governments may issue a similar order to a third party or perform the work themselves and seek response costs from any or all PRPs for the site, including us. If the OU1 Consent Decree is terminated due to the insufficiency of the escrow funds, we and WTM I would each remain potentially responsible for the costs necessary to complete the remedial action.
     Since the start of these activities in the third quarter of 2004, approximately 320,000 cubic yards of contaminated sediment has been dredged.
     Recent activity In late 2006, Glatfelter and WTM I jointly submitted a proposed Final Plan for the completion of the remediation of OU1 (the “Final Plan”) to Wisconsin DNR and EPA. The Final Plan proposed the implementation of permitted alternative remedies that require acceptance by the agencies. The cost estimates for the Final Plan were within the available funds.
     Throughout 2007, we and WTM I have been actively engaged in discussions with the government agencies concerning the Final Plan. The Final Plan includes the use of engineered capping of certain areas in the river as opposed to dredging sediment. In the first quarter of 2007, after reviewing the refined cost estimates for the OU1 remediation and our projected estimates of the funds that would be available in the OU1 Escrow Account to implement the Final Plan, the governments notified us and WTM 1 that EPA was considering making a formal determination that the balance remaining in the OU1 Escrow Account was likely to be insufficient to fund the completion of the OU1 Remediation. We refined our cost estimates and as a result, the estimate of total costs to implement the Final Plan (including work already performed) increased. As a result of the revised cost estimate to complete the remedy of OU1, we increased our reserve by $6.0 million. We and WTM I agreed to address that potential shortfall in the OU1 Escrow Account by executing a supplement to the OU1 Consent Decree which provided that we each would commit to an additional $6.0 million into the OU1 Escrow Account.
     Subsequently, and as discussed below in June 2007 the agencies issued an amended Second ROD for OU3-5 which included the use of alternative remedies similar to, but more extensive than, those in the proposed Final Plan. In

GLATFELTER

addition, during the third quarter of 2007 the agencies informed us that they would require capping or dredging in large portions of OU1 that we and WTM1 had proposed in the Final Plan would not be remediated due to the relatively low levels of contamination. As a result, we and WTM 1 have submitted a proposed revised Final Plan to the agencies that is consistent with the agencies’ new requirements. As a result of applying the specifications of the agencies’ requirements, the estimated costs to complete the OU1 remedies increased.
     In October 2007, we and WTM I reached an agreement with another PRP under which this PRP will deposit $7 million to the OU1 Escrow Account to secure performance of the remediation work in OU1 that is currently planned for 2008 (the “PRP’s Funds”), assuming that that work can be performed at the expected cost. The PRP will provide the funds on an interim basis, and there is no agreement that the amounts provided either equal or exceed the PRP’s fair share of costs to be incurred in OU1.
     In the third quarter 2007, we conducted a pilot project to validate certain aspects of the Final Plan, including evaluating the engineered capping of contaminated areas. The impact of the revised cost estimates discussed above, the agreement with the PRP for additional funding and the estimated impact of other developments discussed above regarding the site, are all reflected in the additional $20 million charge taken in the third quarter of 2007.
     Based on information currently available to us, subject to i) government approval of the revised Final Plan proposed by us and WTM I; ii) the successful negotiation of acceptable and cost-effective contracts to complete the proposed remediation activities; and iii) effective implementation of the chosen technologies by the remediation contractor, and together with anticipated earnings on the funds currently on deposit in the escrow account and other assets available, we believe the required OU1 remedial actions can be completed for amounts reserved as of September 30, 2007.
     OUs 3 — 5 On July 28, 2003, the EPA and the Wisconsin DNR issued a ROD (the “OU3-5 ROD”) for the cleanup of OU3-5. The OU3-5 ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but could, according to the OU3-5 ROD, cost within a range from approximately $227.0 million to $486.6 million. The most significant component of the estimated costs is attributable to large-scale sediment removal by dredging.
     During the first quarter of 2004, NCR Corp. and Georgia Pacific Corp. entered into an AOC with the
United States EPA under which they agreed to perform the Remedial Design for OU3-5. After gathering samples to perform the Remedial Design for OU3-5, elevated concentrations of PCBs were identified in sediments along the west bank of OU4, just downstream of the DePere Dam. Subsequently, during the second quarter of 2006, the United States filed a proposed Consent Decree with the U.S. District Court for the Eastern District of Wisconsin, under which NCR Corp. and Sonoco-U.S. Mills agreed to perform certain response actions regarding these sediments, on an expedited basis. In the spring of 2007, NCR Corp and Sonoco-U.S. Mills commenced this work.
     Recent Activity In February 2007, we, along with the other PRPs involved in the OU2 and OU3-5 matters, received a General Notice Letter from the EPA requesting that each PRP advise the EPA of their willingness to discuss their liability for the costs to remediate OU2-5 and to provide a good faith offer to settle by April 1, 2007. Since the receipt of this letter, the recipients have had discussions to explore a potential settlement of the asserted claims. In an attempt to resolve their disputes concerning allocation of liability, we, together with several PRPs, have agreed to participate in non-binding mediation. The mediation, so far, has not resulted in any agreement as to allocation but is continuing. We do not know at this time whether an agreement will be reached between the governments and any PRPs to complete the remediation of OU2-5.
     In June 2007, the EPA and the Wisconsin DNR issued an amendment to the OU3-5 ROD (the “Amended OU3-5 ROD”) that primarily, among other matters, expanded the Remedial Design provided for under the original ROD to include the use of engineered caps as an alternative to dredging. The Amended OU3-5 ROD estimates the total projected costs to be approximately $385 million.
     Natural Resource Damages Neither the ROD nor the OU3-5 ROD place any value on claims for NRDs associated with this matter. As noted above, NRD claims are distinct from costs related to the primary remediation of a Superfund site. Calculating the value of NRD claims is difficult, especially in the absence of a completed remedy for the underlying contamination. The State of Wisconsin, the United States Fish and Wildlife Service

GLATFELTER

(“FWS”), the National Oceanic and Atmospheric Administration (“NOAA”), four Indian tribes and the Michigan Attorney General have asserted that they possess NRD claims related to the lower Fox River and the Bay of Green Bay.
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
     Reserves for the Fox River Site As of September 30, 2007 the OU1 Escrow Account balance totaled $7.7 million, of which our portion totaled approximately $1.6 million. This amount is recorded in the accompanying Consolidated Balance Sheet under the caption “Prepaid expenses and other current assets.” In addition to the Escrow Account balance, as discussed above, another PRP has agreed to contribute $7 million to the Escrow Account and we and WTM I each have committed to provide an additional $6 million towards OU1 remediation. Our committed share is recorded in the accompanying Consolidated Balance Sheet under the caption “Environmental liabilities.”
     As a result of the recent developments concerning the Fox River including: (i) our revised cost estimates for the Final Plan; (ii) developments in the ongoing PRP mediation and discussions with other PRPs; and (iii) the stated intentions of Wisconsin DNR and EPA; we have recorded an additional charge of $20 million in the third quarter 2007 to satisfy our current obligations at OU1 and all pending, threatened or asserted and unasserted claims against us for the Fox River including OU3-5. This additional charge represents our current assessment of the ultimate costs to be incurred by us associated with the revised Final Plan and any settlement of NRDs and OU 3-5 exposures. As of September 30, 2007, our reserve for the Fox River environmental liability totaled $28.7 million. Our reserve includes amounts originally established in
2003 and adjustments in the first and third quarter of 2007 increasing the liability by $6 million and $20 million, respectively, offset by expenditures related to remediation activities.
     The EPA has stated its intention to issue one or more unilateral administrative orders (“UAO”) for performance of the work required by the Amended OU3-5 ROD. We do not yet know whether any UAOs will be issued, if so, when they will be issued, and, if issued, what they will require of us or of others.
     We contend that we do not have any liability for remediation of OU3-5 because we believe that we have strong defenses to liability including that there is ample credible data that indicates that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup more than 20 miles downstream in OU3-5. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA could issue some group of PRPs, including us, a UAO to perform the OU3-5 work or this matter could otherwise result in litigation. Even if we are not successful in establishing our non-liability for OU3-5, we do not believe that we would be allocated a significant percentage share of liability in any equitable allocation of the remediation costs and other potential damages associated with OU3-5. The accompanying consolidated financial statements do not include reserves for any future litigation or defense costs for the Fox River, and should litigation be necessary, the costs to do so could be significant. If we are ordered to complete more than what we believe to be our fair share of any remediation efforts, the costs to do so could be significant.
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
     Other Information The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate the Neenah Facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the volumetric estimates contained in the studies are based on assumptions that are unsupported by existing evidence. We believe that our volumetric contribution is significantly lower than the estimates set forth in these studies. Further, we do not believe that a volumetric allocation would constitute an equitable distribution of the potential liability for the contamination. Other factors,

GLATFELTER

such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.
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
     While the OU1 Consent Decree, as amended, provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it may not completely resolve our exposure at the Fox River. We anticipate this matter may result in litigation but cannot predict the timing, nature, magnitude or outcome of such litigation.
     Range of Reasonably Possible Outcomes Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with governments and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the Fox River matter discussed herein may exceed the amount of charges taken by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $120 million, over a period that is undeterminable but that could range beyond 15 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.
     In our estimate of the upper end of the range of reasonable possible outcomes for the entire river, we have considered: (i) the remedial actions agreed upon to date under the OU1 Consent Decree; (ii) our understanding of the Amended OU3-5 ROD; and (ii) no current requirement for any active remediation of OU2. We have also assumed successful implementation of the Amended OU3-5 ROD, although at a significantly higher cost than estimated in the Amended OU3-5 ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or than we will incur, and a level of NRD claims and claims for reimbursement of expenses from other parties that, although reasonably possible, is unlikely.
     Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 as proposed in our revised Final Plan can be completed with available amounts in the OU1 Escrow Account, the amounts committed to be funded and the amounts currently reserved. Our assessment assumes that: 1) the revised Final Plan will be approved by the governments; 2) we and WTM I successfully negotiate acceptable contracts to complete remediation activities; and 3) the OU1 remediation contractor will successfully implement the revised Final Plan. However, if we are unsuccessful in managing our costs to implement the revised Final Plan additional charges may be necessary and such amounts could be material.
     The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Fox River site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes stricts joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.
     In estimating both our current reserves for environmental remediation and other environmental liabilities and the possible range of costs, we have assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs who may be jointly and severally liable. The ability of other PRPs to participate has been taken into account, generally based on their financial condition and probable contribution. Our evaluation of the other PRPs’ financial condition included the review of publicly available financial information. Furthermore, we believe certain of these PRPs have corporate or contractual relationships with additional entities that may shift to those entities some or all of the monetary obligations arising from the Fox River site. The relative probable contribution is based upon our knowledge that at least two PRPs manufactured the paper, and arranged for the disposal of the wastepaper,

GLATFELTER

that included the PCBs and consequently, in our opinion, bear a higher level of responsibility.
     In addition, our assessment is based upon the magnitude, nature and location of the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Fox River site.
     Summary Our current assessment is that we should be able to manage these environmental matters without a long-term, material adverse impact on the Company. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the Fox River site, if we are not successful in managing the implementation of the OU1 Consent Decree and/or if we are ordered to implement the remedy proposed in the Amended OU3-5 ROD, such developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and may result in a default under our loan covenants.
Ecusta Division Matters
     At September 30, 2007, we had reserves for various matters associated with our former Ecusta Division. Summarized below is the activity in these reserves during the period indicated:

	Ecusta
	Environmental	Workers’
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2007	$7,202	$1,409	—	$8,611
Payments	(817)	(683)		(1,500)

Balance, Sept 30, 2007	$6,385	$726	—	$7,111

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Payments	(673)	(262)	(3,262)	(4,197)
Other Adjustments	—	—	(38)	(38)

Balance, Sept 30, 2006	$7,432	$1,651	$—	$9,083

     With respect to the reserves set forth above as of September 30, 2007, $1.1 million is recorded under the caption “Other current liabilities” and $6.0 million is recorded under the caption “Other long-term liabilities” in the accompanying condensed consolidated balance sheets.
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

GLATFELTER

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
     Workers’ Compensation Prior to 2003, we established reserves related to potential workers’
compensation claims associated with the former Ecusta Division, which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees injured during their employment at the Ecusta facility prior to our sale of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 15.
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

GLATFELTER

16. SEGMENT AND GEOGRAPHIC INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For The Three Months Ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$207,894	$202,096	$83,965	$75,393	$—	$—	$291,859	$277,489
Energy sales, net	2,491	2,706	—	—	—	—	2,491	2,706

Total revenue	210,385	204,802	83,965	75,393	—	—	294,350	280,195
Cost of products sold	180,739	183,364	68,327	62,240	(1,596)	(3,312)	247,470	242,292

Gross profit (loss)	29,646	21,438	15,638	13,153	1,596	3,312	46,880	37,903
SG&A	14,988	11,374	7,452	8,023	19,757	5,193	42,197	24,590
Shutdown and restructuring charges	—	—	—	—	—	2,222	—	2,222
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(2,301)	(923)	(2,301)	(923)
Gain on insurance recoveries	—	—	—	—	—	—	—

Total operating income (loss)	14,658	10,064	8,186	5,130	(15,860)	(3,180)	6,984	12,014
Nonoperating income (expense)	—	—	—	—	(6,477)	(5,750)	(6,477)	(5,750)

Income (loss) before income taxes	$14,658	$10,064	$8,186	$5,130	$(22,337)	$(8,930)	$507	$6,264

Supplementary Data
Net tons sold	190,505	180,365	17,823	17,919	—	—	208,328	198,284
Depreciation and depletion expense	$9,084	$8,133	$5,345	$4,344	$—	$—	$14,429	$12,477

Business Unit Performance	For The Nine Months Ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$607,404	$507,906	$253,535	$209,909	—	—	$860,939	$717,815
Energy sales, net	7,129	8,010	—	—	—	—	7,129	8,010

Total revenue	614,533	515,916	253,535	209,909	—	—	868,068	725,825
Cost of products sold	551,476	469,857	209,639	177,962	(5,436)	14,105	755,679	661,924

Gross profit (loss)	63,057	46,059	43,896	31,947	5,436	(14,105)	112,389	63,901
SG&A	44,036	35,361	23,946	20,608	26,718	10,358	94,700	66,327
Shutdown and restructuring charges	—	—	—	—	162	28,177	162	28,177
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(11,188)	(2,008)	(11,188)	(2,008)
Gain on insurance recoveries	—	—	—	—	—	(205)	—	(205)

Total operating income (loss)	19,021	10,698	19,950	11,339	(10,256)	(50,427)	28,715	(28,390)
Nonoperating income (expense)	—	—	—	—	(19,382))	(16,065)	(19,382)	(16,065)

Income (loss) before income taxes	$19,021	$10,698	$19,950	$11,339	$(29,638)	$(66,492)	$9,333	$(44,455)

Supplementary Data
Net tons sold	548,969	488,305	54,298	50,471	—	10	603,267	538,786
Depreciation and depletion expense	$26,615	$24,487	$15,678	$12,635	—	—	$42,293	$37,122

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
     Management evaluates results of operations of the business units before non-cash pension income, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. Such amounts are presented above under the caption “Other and Unallocated.” This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.
GLATFELTER

17. GUARANTOR FINANCIAL STATEMENTS
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
     During 2007, we completed a reorganization pursuant to which, Glenn Wolfe was merged into the parent company. Accordingly the 2007 financial information set forth below reflects such reorganization. All prior period financial information has been restated.
Condensed Consolidating Statement of Income for the
three months ended September 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$207,895	$10,765	$83,964	$(10,765)	$291,859
Energy sales — net	2,491	—	—	—	2,491

Total revenues	210,386	10,765	$83,964	(10,765)	294,350
Costs of products sold	179,508	(10,376)	68,466	(10,880)	247,470

Gross profit	30,878	389	15,498	115	46,880
Selling, general and administrative expenses	33,712	567	7,918	—	42,197
Shutdown and restructuring charges	89	—	(89)	—	—
Gains on dispositions of plant, equipment and timberlands, net	(138)	(2,154)	(9)	—	(2,301)
Gains from insurance recoveries	—	—	—	—	—

Operating income	(2,785)	1,976	7,678	115	6,984
Non-operating income (expense)
Interest expense	(7,051)	(1)	(517)	—	(7,569)
Other income (expense) — net	12,239	4,153	(1,685)	(13,615)	1,092

Total other income (expense)	5,188	4,152	(2,202)	(13,615)	(6,477)

Income (loss) before income taxes	2,403	6,128	5,476	(13,500)	507
Income tax provision (benefit)	(5,409)	2,138	(3,466)	(568)	(7,305)

Net income (loss)	$7,812	$3,990	$8,942	$(12,932)	$7,812

Condensed Consolidating Statement of Income for the three
months ended September 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$202,096	$8,834	$75,393	$(8,834)	$277,489
Energy sales — net	2,706	—	—	—	2,706

Total revenues	204,802	8,834	75,393	(8,834)	280,195
Costs of products sold	180,521	8,577	61,795	(8,601)	242,292

Gross profit	24,281	257	13,598	(233)	37,903
Selling, general and administrative expenses	15,982	563	8,045	—	24,590
Shutdown and restructuring charges	2,181	—	41	—	2,222
Gains on dispositions of plant, equipment and timberlands, net	(664)	(514)	255	—	(923)
Gains from insurance recoveries	—	—	—	—	—

Operating income	6,782	208	5,257	(233)	12,014
Non-operating income (expense)
Interest expense	(5,888)	—	(1,124)	—	(7,012)
Other income (expense) — net	5,279	3,848	(1,484)	(6,381)	1,262

Total other income (expense)	(609)	3,848	(2,608)	(6,381)	(5,750)

Income (loss) before income taxes	6,173	4,056	2,649	(6,614)	6,264
Income tax provision (benefit)	805	1,423	(108)	(1,224)	896

Net income (loss)	$5,368	$2,633	$2,757	$(5,390)	$5,368

GLATFELTER

Condensed Consolidating Statement of Income for the
nine months ended September 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$607,406	$32,368	$253,533	$(32,368)	$860,939
Energy sales — net	7,129	—	—	—	7,129

Total revenues	614,535	32,368	253,533	(32,368)	868,068
Costs of products sold	548,180	29,829	210,002	(32,332)	755,679

Gross profit	66,355	2,539	43,531	(36)	112,389
Selling, general and administrative expenses	67,578	1,675	25,447	—	94,700
Shutdown and restructuring charges	262	—	(100)	—	162
Gains on dispositions of plant, equipment and timberlands, net	41	(11,220)	(9)	—	(11,188)
Gains from insurance recoveries	—	—	—	—	—

Operating income	(1,526)	12,084	18,193	(36)	28,715
Non-operating income (expense)
Interest expense	(20,653)	(1)	(1,676)	—	(22,330)
Other income (expense) — net	25,821	11,727	(4,278)	(30,322)	2,948

Total other income (expense)	5,168	11,726	(5,954)	(30,322)	(19,382)

Income (loss) before income taxes	3,642	23,810	12,239	(30,358)	9,333
Income tax provision (benefit)	(9,421)	9,148	(1,590)	(1,867)	(3,730)

Net income (loss)	$13,063	$14,662	$13,829	$(28,491)	$13,063

Condensed Consolidating Statement of Income for the
nine months ended September 30, 2006

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$507,905	$27,041	$209,910	$(27,041)	$717,815
Energy sales — net	8,010	—	—	—	8,010

Total revenues	515,915	27,041	209,910	(27,041)	725,825
Costs of products sold	485,929	24,775	177,793	(26,573)	661,924

Gross profit	29,986	2,266	32,117	(468)	63,901
Selling, general and administrative expenses	43,231	1,989	21,107	—	66,327
Shutdown and restructuring charges	28,056	—	121	—	28,177
Gains on dispositions of plant, equipment and timberlands, net	(584)	(1,716)	292	—	(2,008)
Gains from insurance recoveries	(205)	—	—	—	(205)

Operating income	(40,512)	1,993	10,597	(468)	(28,390)
Non-operating income (expense)
Interest expense	(14,845)	(463)	(2,267)	—	(17,575)
Other income (expense) — net	7,619	10,903	(3,410)	(13,602)	1,510

Total other income (expense)	(7,226)	10,440	(5,677)	(13,602)	(16,065)

Income (loss) before income taxes	(47,738)	12,433	4,920	(14,070)	(44,455)
Income tax provision (benefit)	(20,521)	4,593	671	(1,981)	(17,238)

Net income (loss)	$(27,217)	$7,840	$4,249	$(12,089)	$(27,217)

GLATFELTER

Condensed Consolidating Balance Sheet as of September 30, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$3,386	$284	$14,150	$—	$17,820
Other current assets	332,566	327,087	39,740	(345,353)	354,040
Plant, equipment and timberlands — net	290,240	12,524	216,652	—	519,416
Other assets	707,963	153,093	(68,815)	(463,184)	329,057

Total assets	$1,334,155	$492,988	$201,727	$(808,537)	$1,220,333

Liabilities and Shareholders’ Equity
Current liabilities	$381,467	$81,802	$97,540	$(342,901)	$217,908
Long-term debt	302,565	—	—	—	302,565
Deferred income taxes	135,928	17,348	28,405	(16,292)	165,389
Other long-term liabilities	102,957	5,179	7,903	7,194	123,233

Total liabilities	922,917	104,329	133,848	(351,999)	809,095
Shareholders’ equity	411,238	388,659	67,879	(456,538)	411,238

Total liabilities and shareholders’ equity	$1,334,155	$492,988	$201,727	$(808,537)	$1,220,333

Condensed Consolidating Balance Sheet as of December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$10,227	$546	$11,212	$—	$21,985
Other current assets	234,038	10,083	114,983	(6,051)	353,053
Plant, equipment and timberlands — net	302,606	12,945	213,316	—	528,867
Other assets	1,269,299	475,354	(153,452)	(1,269,463)	321,738

Total assets	$1,816,170	$498,928	$186,059	$(1,275,514)	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities	$157,029	$2,753	$36,375	$(2,867)	$193,290
Long-term debt	329,516	—	45,779	—	375,295
Deferred income taxes	137,180	18,112	29,472	(2,105)	182,659
Other long-term liabilities	804,077	91,418	25,844	(835,308)	86,031

Total liabilities	1,427,802	112,283	137,470	(840,280)	837,275
Shareholders’ equity	388,368	386,645	48,589	(435,234)	388,368

Total liabilities and shareholders’ equity	$1,816,170	$498,928	$186,059	$(1,275,514)	$1,225,643

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the
nine months ended September 30, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$47,891	$(11,109)	$20,981	$—	$57,763
Investing Activities
Purchase of plant, equipment and timberlands	(13,279)	(800)	(5,210)	—	(19,289)
Proceeds from disposal plant, equipment and timberlands	242	11,647	210	—	12,099
Acquisition of Lydney mill and Chillicothe	—	—	—	—	—

Total Investing Activities	(13,037)	10,847	(5,000)		(7,190)
Financing Activities
Net (repayments of) proceeds from indebtedness	(31,571)	—	(13,852)	—	(45,423)
Payment of Dividends	(12,253)	—	—	—	(12,253)
Proceeds from Stock Options exercised	1,477	—	—	—	1,477

Total Financing Activities	(42,347)	—	(13,852)	—	(56,199)
Effect of Exchange Rate on Cash	652	—	809	—	1,461

Net Increase (decrease) in cash	(6,841)	(262)	2,938	—	(4,165)
Cash at the beginning of period	10,227	546	11,212	—	21,985

Cash at the end of period	$3,386	$284	$14,150	$—	$17,820

Condensed Consolidating Statement of Cash Flows for the
nine months ended September 30, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating Activities	$(65,649)	$39,953	$(20,611)	$(33)	$(46,340)
Investing Activities
Purchase of plant, equipment and timberlands	(29,259)	(999)	(4,967)	—	(35,225)
Proceeds from disposal plant, equipment and timberlands	2,921	51	3		2,975
Acquisition of Lydney mill and Chillicothe	(89,211)	(68,937)	—	—	(158,148)

Total Investing Activities	(115,549)	(69,885)	(4,964)	—	(190,398)
Financing Activities
Net (repayments of) proceeds from indebtedness	170,354	—	27,499	—	197,853
Payment of Dividends	(11,993)	—	—	—	(11,993)
Proceeds from Stock Options exercised	8,090	—	—	—	8,090

Total Financing Activities	166,451	—	27,499	—	193,950
Effect of Exchange Rate on Cash	—	—	(773)	—	(773)

Net Increase (decrease) in cash	(14,747)	(29,932)	1,151	(33)	(43,561)
Cash at the beginning of period	14,524	30,495	12,390	33	57,442

Cash at the end of period	$(223)	$563	$13,541	$—	$13,881

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
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for, or pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, and abaca fiber, and changes in energy-related costs;

iii.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;

iv.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

v.	our ability to successfully and cost effectively operate the recently acquired Chillicothe and Lydney facilities;

vi.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located; and the costs of environmental matters at our former Ecusta Division mill;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	adverse results in litigation;

xii.	disruptions in production and/or increased costs due to labor disputes or contract negotiations;

xiii.	our ability to successfully execute our timberland strategy to realize the value of our timberlands; and

xiv.	our ability to finance, consummate and integrate future acquisitions.
     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, envelope and converting, carbonless papers and forms, food and beverage, decorative laminates for furniture and flooring, and other highly technical niche markets.
     Overview Our results of operations for the first nine months and for the third quarter of 2007 when compared to the same periods of 2006 reflect stronger performance from each of our business units. Domestically, the Specialty Papers business unit’s results, in the comparison, are positively influenced by the improved productivity of the Chillicothe and Spring Grove facilities and by additional volumes associated with the April 2006 Chillicothe acquisition.
     Our Composite Fibers business unit’s results have been positively influenced by additional volumes associated with the Lydney acquisition that was completed in March 2006 as well as improved mix. Average selling prices on a constant currency basis improved in the comparison.
     The comparison of year-to-date results are affected by the completion of the business acquisitions referenced earlier which includes; i) the $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006; and ii) the $83.3 million acquisition of Chillicothe, the carbonless paper operation of NewPage Corporation. In connection with the Chillicothe acquisition, effective June 30, 2006 we ceased production at our Neenah, WI facility and transferred those products, including the production of book paper, to Chillicothe.
     The results of operations in the first nine months of 2007 include $26 million of pre-tax charges, $20.0 million of which were recorded in the third quarter, related to our estimated costs associated with the Fox River environmental matter. The results also include approximately $5.3 million of income tax benefits recorded as a result of a change in the corporate income tax rate in Germany.

GLATFELTER

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2007 versus
the Nine Months Ended September 30, 2006
     The following table sets forth summarized results of operations:

	Nine Months Ended
	September 30
In thousands, except per share	2007	2006

Net sales	$860,939	$717,815
Gross profit	112,389	63,901
Operating income (loss)	28,715	(28,390)
Net income (loss)	13,063	(27,217)
Earnings per share	0.29	(0.61)

     The consolidated results of operations for the nine months ended September 30, 2007 and 2006 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2007	Gain (loss)
Environmental remediation	$(15,979)	$(0.35)
Acquisition integration related costs	(1,472)	(0.03)
Timberland sales	6,815	0.15
2006
Shutdown and restructuring charges	$(34,034)	$(0.76)
Acquisition integration related costs	(6,817)	(0.15)
Debt redemption premium	(1,820)	(0.04)
Timberland sales	832	0.02
Insurance recoveries	130	—

     The above items decreased earnings by $10.6 million, or $0.23 per diluted share in the first nine months of 2007. In the comparable period a year ago, the above items decreased earnings by $41.7 million, or $0.93 per diluted share.

Business Units

Business Unit Performance	For the Nine Months Ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$607,404	$507,906	$253,535	$209,909	—	—	$860,939	$717,815
Energy sales, net	7,129	8,010	—	—	—	—	7,129	8,010

Total revenue	614,533	515,916	253,535	209,909	—	—	868,068	725,825
Cost of products sold	551,476	469,857	209,639	177,962	(5,436)	14,105	755,679	661,924

Gross profit (loss)	63,057	46,059	43,896	31,947	5,436	(14,105)	112,389	63,901
SG&A	44,036	35,361	23,946	20,608	26,718	10,358	94,700	66,327
Shutdown and restructuring charges	—	—	—	—	162	28,177	162	28,177
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(11,188)	(2,008)	(11,188)	(2,008)
Gain on insurance recoveries	—	—	—	—	—	(205)	—	(205)

Total operating income (loss)	19,021	10,698	19,950	11,339	(10,256)	(50,427)	28,715	(28,390)
Nonoperating income (expense)	—		—		(19,382)	(16,065)	(19,382)	(16,065)

Income (loss) before income taxes	$19,021	$10,698	$19,950	$11,339	$(29,638)	$(66,492)	$9,333	$(44,455)

Supplementary Data
Net tons sold	548,969	488,305	54,298	50,471	—	10	603,267	538,786
Depreciation and depletion expense	$26,615	$24,487	$15,678	$12,635	—	—	$42,293	$37,122

GLATFELTER

Sales and Costs of Products Sold

	Nine Months Ended
	September 30
In thousands	2007	2006	Change

Net sales	$860,939	$717,815	$143,124
Energy sales — net	7,129	8,010	(881)

Total revenues	868,068	725,825	142,243
Costs of products sold	755,679	661,924	93,755

Gross profit	$112,389	$63,901	$48,488

Gross profit as a percent of Net sales	13.1%	8.9%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2007	2006

Business Unit
Specialty Papers	70.6%	70.8%
Composite Fibers	29.4	29.2

Total	100.0%	100.0%

     Net sales totaled $860.9 million for the first nine months of 2007, an increase of $143.1 million, or 19.9%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales increased $99.5 million to $607.4 million. The increase is largely attributable to the Chillicothe acquisition that was completed April 3, 2006. In addition, an overall favorable pricing environment resulted in a $13.9 million benefit in the first nine months of 2007 with prices increasing in all product markets. Shipping volumes increased 12.4% in the comparison. Specialty Papers’ production costs increased in the comparison, primarily due to material usage and lower machine yields on book publishing products. In addition, raw material prices increased by approximately $11.3 million largely driven by wood, pulp, coal and energy.
     In Composite Fibers, net sales were $253.5 million for the first nine months of 2007, up $43.6 million from the prior-year period. The completion of the March 13, 2006 Lydney acquisition accounted for approximately $17.5 million of the increase. On a constant currency basis, average selling prices increased on average 1.8% and volumes increased approximately 7.6% with increases seen in food and beverage, technical specialties and metalized product markets. Energy and raw material costs in this business unit were $3.3 million higher than a year ago. Costs of products sold for the first nine months of 2007 include a $1.4 million benefit from an energy tax credit and from an insurance recovery related to a 2005 event.
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

	Nine Months Ended
	September 30
In thousands	2007	2006	Change

Recorded as:
Costs of products sold	$6,473	$11,545	$(5,072)
SG&A expense	3,173	1,099	2,074

Total	$9,646	$12,644	$(2,998)

     Selling, general and administrative (“SG&A”) expenses increased $28.4 million in the period-to-period comparison and totaled $94.7 million for the first nine months of 2007. The increase was due to a $26.0 million charge for the Fox River environmental matter and the inclusion of a full year’s results for the Chillicothe and Lydney acquisitions in the current period’s results. These unfavorable factors were partially offset in the comparison by lower acquisition integration costs.
     Gain on Sales of Plant, Equipment and Timberlands During the first nine months of 2007 and 2006, gains on dispositions of plant, equipment and timberlands totaled $11.2 million and $2.0 million, respectively. Such gains are primarily from the completion of sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2007	4,674	$11,649	$11,223
2006	465	1,573	1,503

GLATFELTER

     Shutdown and Restructuring Charges — Neenah Facility Shutdown In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently close the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe.
     During the first nine months of 2007, we increased our reserve for costs associated with the shutdown by $0.3 million and made payments totaling $1.6 million; thus, the remaining reserve balance was $1.5 million at September 30, 2007.
     The results of operations in the first nine months of 2006 include the following pre-tax charges related to the Neenah shutdown:

Nine Months
Ended
September 30,
In thousands	2006

Accelerated depreciation	$22,457
Inventory write-down	3,196
Severance and benefit continuation	7,219
Pension and other retirement benefits curtailments	7,675
Contract termination costs	11,367
Other	1,795

Total	$53,709

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
     Income taxes For the first nine months of 2007, we recorded a benefit for income taxes totaling $3.7 million on pre tax income of $9.3 million. The 2007 income tax benefits include a $5.3 million deferred income tax benefit related to the reduction of German corporate income tax passed into law July 2007.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The functional currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the currency is the Peso. During the first nine months of 2007, Euro functional currency operations generated approximately 19.6% of our sales and 18.4% of operating expenses and British Pound Sterling operations represented 7.2% of net sales and 7.3% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the impact on reported results that changes in currency exchange rates in the current year period compared with the prior year period had on our non-U.S. based operations from the conversion of these operation’s non-U.S. dollar denominated revenues and expenses into U.S. dollars.

Nine Months Ended
In thousands	September 30
Favorable
(unfavorable)
Net sales	$15,797
Costs of products sold	(16,566)
SG&A expenses	(1,476)
Income taxes and other	(109)

Net income	$(2,354)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three Months Ended September 30, 2007 versus the
Three Months Ended September 30, 2006
     The following table sets forth summarized results of operations:

	Three Months Ended
	September 30
In thousands, except per share	2007	2006

Net sales	$291,859	$277,489
Gross profit	46,880	37,903
Operating income	6,984	12,014
Net income (loss)	7,812	5,368
Earnings (loss) per share	0.17	0.12

     The consolidated results of operations for the three months ended September 30, 2007 includes the following significant items:

In thousands, except per share	After-tax	Diluted EPS

2007	Gain (loss)
Environmental remediation	$(12,286)	$(0.27)
Acquisition integration related costs	(322)	(0.01)
Timberland sales	1,415	0.03
2006
Shutdown and restructuring charges	$(1,904)	$(0.04)
Acquisition integration related costs	(3,560)	(0.08)
Redemption premium
Timberland sales	250	—

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the Three Months Ended September 30,
In thousands, except net tons sold	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$207,894	$202,096	$83,965	$75,393	$—	$—	$291,859	$277,489
Energy sales, net	2,491	2,706	—	—	—	—	2,491	2,706

Total revenue	210,385	204,802	83,965	75,393	—	—	294,350	280,195
Cost of products sold	180,739	183,364	68,327	62,240	(1,596)	(3,312)	247,470	242,292

Gross profit (loss)	29,646	21,438	15,638	13,153	1,596	3,312	46,880	37,903
SG&A	14,988	11,374	7,452	8,023	19,757	5,193	42,197	24,590
Shutdown and restructuring charges	—	—	—	—	—	2,222	—	2,222
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(2,301)	(923)	(2,301)	(923)
Gain on insurance recoveries	—	—	—	—	—	—	—	—

Total operating income (loss)	14,658	10,064	8,186	5,130	(15,860)	(3,180)	6,984	12,014
Non-operating income (expense)	—		—		(6,477)	(5,750)	(6,477)	(5,750)

Income (loss) before income taxes	$14,658	$10,064	$8,186	$5,130	$(22,337)	$(8,930)	$507	$6,264

Supplementary Data
Net tons sold	190,505	180,365	17,823	17,919	—	—	208,328	198,284
Depreciation and depletion expense	$9,084	$8,133	$5,345	$4,344	$—	$—	$14,429	$12,477

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended September 30, 2007 and 2006.
Sales and Costs of Products Sold

	Three Months Ended
	September 30
In thousands	2007	2006	Change

Net sales	$291,859	$277,489	$14,370
Energy sales — net	2,491	2,706	(215)

Total revenues	294,350	280,195	14,155
Costs of products sold	247,470	242,292	5,178

Gross profit	$46,880	$37,903	$8,977

Gross profit as a percent of Net sales	16.1%	13.7%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2007	2006

Business Unit
Specialty Papers	71.2%	72.8%
Composite Fibers	28.8	27.2

Total	100.0%	100.0%

     Net sales totaled $291.9 million for the third quarter of 2007, an increase of $14.4 million, or approximately 5.2%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales increased by $5.8 million, or 2.9%. An overall favorable pricing environment resulted in a $3.5 million benefit in the third quarter of 2007 compared with the same period of 2006 with prices increasing in all product markets. In addition, productivity improved at both of this business unit’s facilities. These favorable factors were partially offset by $5.7 million of higher raw material prices largely driven by wood, pulp and energy.
     In Composite Fibers, net sales were $84.0 million for the third quarter of 2007, up from $8.6 million from the prior-year period. On a constant currency basis, average selling prices increased $1.0 million and volumes were essentially flat in the comparison. Costs of products sold for the third quarter of 2007 include a $1.4 million benefit from an energy tax credit and from an insurance recovery related to a 2005 event. Energy and raw material costs in this business unit were $1.1 million higher than a year ago.
     As discussed earlier, the 2006 costs of products sold includes a $0.8 million charge for inventory write-downs in connection with the Neenah facility shutdown.
     Non-Cash Pension Income Non-cash pension income results from the considerably over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each quarter:

	Three Months Ended
	September 30
In thousands	2007	2006	Change

Recorded as:
Costs of products sold	$1,779	$4,092	$(2,313)
SG&A expense	1,446	586	860

Total	$3,225	$4,678	$(1,453)

     Selling, general and administrative (“SG&A”) expenses increased $17.6 million in the quarter-to-quarter comparison and totaled $42.2 million in the third quarter of 2007. The increase was mainly due to a $20.0 million charge to increase the reserve for Fox River environmental matters, partially offset by the absence of integration related costs incurred in the prior year quarter.
     Income taxes For the third quarter of 2007, we recorded income tax benefits totaling $7.3 million on pre tax income of $0.5 million. The benefit is primarily due to a $5.3 million deferred income tax benefit related to the reduction of the German corporate income tax passed into law July 2007. The balance of the benefit arises from the closure of certain tax years as well as the higher tax rate relating to our normal operating rate associated with the $20 million charge for the environmental matters at the Fox River.

GLATFELTER

     Foreign Currency During the third quarter of 2007, Euro functional currency operations generated approximately 18.9% of our sales and 18.0% of operating expenses and British Pound Sterling operations represented 7.2% of net sales and 7.4% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the impact on reported results that changes in currency exchange rates in the current year period compared with the prior year period had on our non-U.S. based operations from the conversion of these operation’s non-U.S. dollar denominated revenues and expenses into U.S. dollars.

Three Months
Ended
September 30,
In thousands	2007
Favorable
(unfavorable)
Net sales	$5,075
Costs of products sold	(5,468)
SG&A expenses	(514)
Income taxes and other	248

Net income	$(659)

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

	Nine Months Ended
	September 30
In thousands	2007	2006

Cash and cash equivalents at beginning of period	$21,985	$57,442
Cash provided by (used for)
Operating activities	57,763	(46,340)
Investing activities	(7,190)	(190,398)
Financing activities	(56,199)	193,950
Effect of exchange rate changes on cash	1,461	(773)

Net cash provided (used)	(4,165)	(43,561)

Cash and cash equivalents at end of period	$17,820	$13,881

     Operating cash flow improved by $104.1 million in the comparison primarily due to improved operating results together with improved working capital usage. In addition, cash used for operations in 2006 included $21.7 million to settle a cross currency rate swap, $17.4 million of income tax payments and $15.4 million of cash paid for restructuring charges.
     The changes in investing cash flows primarily reflect the use of approximately $158.1 million in the first nine months of 2006 to fund the Lydney and Chillicothe acquisitions. Capital expenditures in the comparison declined $15.9 million in the current year and totaled $19.3 million.
     During the first nine months of 2007 and 2006, cash dividends paid on common stock totaled approximately $12.3 million and $12.0 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     During the first nine months of 2007, net debt declined $40.2 million as proceeds from operations and timberland sales were used to reduce debt outstanding. In the year earlier period net borrowings of $197.9 million were used to finance the Lydney and Chillicothe acquisitions.

GLATFELTER

     The following table sets forth our outstanding long-term indebtedness:

	September 30,	December 31,
In thousands	2007	2006

Revolving credit facility, due April 2011	$45,097	$64,795
Term loan, due April 2011	73,000	96,000
7 1/8% Notes, due May 2016	200,000	200,000
Note payable — SunTrust, due March 2008	34,000	34,000

Total long-term debt	352,097	394,795
Less current portion	(49,532)	(19,500)

Long-term debt, excluding current portion	$302,565	$375,295

     The significant terms of the debt obligations are set forth in Item 1—Financial Statements and Supplementary Data, Note 13.
     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 — Financial Statements — Note 15 for a summary of significant environmental matters.
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sales of timberland, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements— Note 15, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become currently due. As of September 30, 2007, we met all of the requirements of our debt covenants.
     Off-Balance-Sheet Arrangements As of September 30, 2007 and December 31, 2006, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook We expect pricing in the Specialty Papers business unit to increase moderately over the next several quarters as a result of announced price increases in the marketplace. The benefits of higher selling prices are expected to be largely offset by the impact of higher input costs, particularly fiber and energy. Shipping volumes in this business unit for the fourth quarter of 2007 are expected to trend lower on a sequential quarter basis reflecting seasonally lower demand.
     In Composite Fibers, average selling prices are expected to remain stable or increase slightly over the next several quarters. Volumes in the fourth quarter are expected to be flat in the quarter over quarter comparison.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2007
Dollars in thousands	2007	2008	2009	2010	2011	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$197,515
At fixed interest rate — SunTrust Note	34,000	8,500	—	—	—	34,000	$33,638
At variable interest rates	118,097	108,364	88,069	67,360	23,993	118,097	118,098

						$352,097	$349,250

Weighted-average interest rate
On fixed interest rate debt	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed interest rate debt — SunTrust Note	3.82	3.82	—	—	—
On variable interest rate debt	6.24	6.26	6.32	6.41	6.46

GLATFELTER

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2007, we had long-term debt outstanding of $352.1 million, of which $118.1 million or 33.5% was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under our revolving credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At September 30, 2007, the interest rate paid was 6.24%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.2 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2007, Euro functional currency operations generated approximately 19.6% of our sales and 18.4 % of operating expenses and British Pound Sterling operations represented 7.2% of net sales and 7.3 % of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
     ITEM 6. EXHIBITS
     The following exhibits are filed herewith.

10.1
Timberland Purchase & Sale Agreement - Virginia Timberlands, entered into by and between Glawson Investments Corp., GIC Investments LLC and Glatfelter Pulp Wood Company, dated and effective as of August 8, 2007.

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
November 9, 2007

By	/s/ David C. Elder
David C. Elder
Corporate Controller

GLATFELTER

EXHIBIT INDEX

Exhibit Number	Description
10.1
Timberland Purchase & Sale Agreement - Virginia Timberlands, entered into by and between Glawson Investments Corp., GIC Investments LLC and Glatfelter Pulp Wood Company, dated and effective as of August 8, 2007.

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