Form 10-K
period 2007-12-31
GLATFELTER P H CO
filed 2008-03-13
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[✓]	Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
[ ]	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	✓ Accelerated filer	Non-accelerated filer	Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes    No  ✓ .

Based on the closing price as of June 30, 2007, the aggregate market value of Common Stock of the Registrant held by non-affiliates was $539.8 million.

Common Stock outstanding on March 6, 2008 totaled 45,167,030 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:
 Proxy Statement to be dated on or about March 21, 2008 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended

DECEMBER 31, 2007

ITEM 1.	BUSINESS

Overview Glatfelter began operations in 1864 and today we believe we are one of the world’s leading manufacturers of specialty papers and engineered products. Headquartered in York, Pennsylvania, we own and operate paper mills located in Pennsylvania, Ohio, Germany, the United Kingdom and France, as well as an abaca pulp mill in the Philippines.

We serve customers in numerous markets, including book publishing, carbonless and forms, envelope and converting, engineered products, food and beverage, composite laminates and other highly technical niche markets. Many of the markets in which we operate are characterized by higher-value-added products and, in some cases, by higher growth prospects and lower cyclicality than commodity paper markets. Examples of some of our key product offerings include papers for:

•	trade book publishing;
•	carbonless products;
•	tea bags and coffee filters;
•	specialized envelopes;
•	playing cards;
•	pressure-sensitive postage stamps;
•	metallized papers for labels and packaging; and
•	digital imaging applications.

Recent Developments On November 30, 2007, we completed the acquisition of Metallised Products Limited (“MPL”), a privately owned company that manufactures a variety of metallized paper products for consumer and industrial applications. MPL is based in Caerphilly, Wales.

Under terms of the agreement, we purchased the stock of MPL for $7.2 million cash and extinguished $5.8 million of MPL debt at the closing. The purchase price is subject to adjustments based on working capital and other factors.

This facility employs about 165 people and had 2007 revenues of approximately $53.4 million.

During 2006, the following events occurred that affected the operations of our business units:

Specialty Papers

•	On April 3, 2006, we completed the acquisition of the carbonless business operations of NewPage Corporation, located in Chillicothe, Ohio, for $83.3 million in cash. At the time of the acquisition, this business had annual revenue of approximately $440 million.

As part of our integration plan for Chillicothe, we transferred the production of products manufactured at our former Neenah, WI facility to Chillicothe and permanently shut down our Neenah facility on June 30, 2006.

Composite Fibers

•	On March 13, 2006, we acquired JR Crompton’s Lydney mill, located in Gloucestershire (Lydney), England, for approximately $65 million. At the time of the acquisition, the mill had annual revenue of approximately $75 million. The Lydney mill produces a broad portfolio of wet laid non-woven products, including tea bags and coffee filter papers, double-sided adhesive tape substrates and battery grid pasting tissue.

Our Business Units  We manage our business as two distinct units: the North America-based Specialty Papers business unit and the Europe-based Composite Fibers business unit. The following table summarizes consolidated net sales and the relative net sales contribution of each of our business units for the past three years:

Dollars in thousands	2007	2006	2005

Net sales	$1,148,323	$986,411	$579,121

Business unit composition

Specialty Papers	69.9%	70.3%	65.8%

Composite Fibers	30.1	29.7	34.2

Total	100.0%	100.0%	100.0%

Net tons sold by each business unit for the past three years were as follows:

	2007	2006	2005

Specialty Papers	726,657	653,734	450,900

Composite Fibers	72,855	68,148	47,669

Other	–	10	24

Total	799,512	721,892	498,593

Specialty Papers  Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Carbonless and forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

GLATFELTER

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card and other niche specialty applications.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2007	2006	2005

Book publishing	$185,343	$166,605	$157,269

Carbonless & forms	345,785	266,647	–

Envelope & converting	116,797	103,042	91,751

Engineered products	136,785	137,007	129,936

Other	17,583	20,359	1,967

Total	$802,293	$693,660	$380,923

We believe we are one of the leading suppliers of book publishing papers in the United States and the second leading carbonless paper producer. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. These markets are generally more mature and, therefore, opportunities are generally market-share based. The market for carbonless papers is declining approximately 8% to 10% per year. However, we have been successful in executing our strategy to replace this lost volume with book publishing, forms and other products with more stable or growing demand.

Specialty Papers’ highly technical engineered products include those designed for multiple end uses, such as papers for pressure-sensitive postage stamps, greeting and playing cards, digital imaging applications and for release paper applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized by demanding, specialized customer and end-user applications. Some of our products are new and high growth while others are more mature and further along in the product life cycle. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they typically command higher per ton values and generally exhibit greater pricing stability relative to commodity grade paper products.

Composite Fibers  Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher-value-added products in the following markets:

•	Food & Beverage paper used for tea bags and coffee pods/pads and filters;

•	Composite Laminates papers used in production of decorative laminates used for furniture and flooring;

•	Metallized products used in the labeling of beer bottles, innerliners and other consumer products applications; and

•	Technical Specialties is a diverse line of paper products used in medical masks, batteries and other highly engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2007	2006	2005

Food & beverage	$218,961	$180,258	$103,070

Composite laminates	52,972	50,734	42,948

Metallized	45,426	40,078	35,541

Technical specialties and other	28,671	21,681	16,578

Total	$346,030	$292,751	$198,137

Our focus on products made from abaca pulp has made us the world’s largest producer of tea bag and coffee pods/pads and filter papers. The balance of this unit’s sales are comprised of overlay and technical specialty products, which include flooring and furniture overlay papers, metallized products, and papers for adhesive tapes, vacuum bags, holographic labels and gift wrap. Many of this unit’s papers are technically sophisticated. The acquisition of MPL is designed to leverage our technical capabilities to serve the attractive metallized products market. All of the papers produced in the Composite Fibers business unit, except for metallized papers, are extremely lightweight and require very specialized fibers. Our engineering capabilities, specifically designed papermaking equipment and customer orientation position us well to compete in these global markets.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements, Note 21.

Our Competitive Strengths  Since commencing operations over 140 years ago, we believe that Glatfelter has developed into one of the world’s leading manufacturers of specialty papers and engineered products. We believe that the following competitive strengths have contributed to our success:

• Leading market positions in higher-value, niche segments.  We have focused our resources to achieve market-leading positions in certain higher-value, niche segments. Our products include various highly specialized paper products designed for technically demanding end uses. Consequently, many of our products achieve premium pricing relative to that of commodity paper grades. In 2007, approximately 81%

GLATFELTER

of our sales were derived from these higher-value, niche products as compared to 82% in 2006. The specialized nature of these products generally provides greater pricing stability relative to commodity paper products.

• Customer-centric business focus.  We offer a unique and diverse product line that can be customized to serve the individual needs of our customers. Our customer focus allows us to develop close relationships with our key customers and to be adaptable in our product development, manufacturing, sales and marketing practices. We believe that this approach has led to the development of excellent customer relationships, defensible market positions, and increased pricing stability relative to commodity paper producers. Additionally, our customer-centric focus has been a key driver to our success in new product development.

• Significant investment in product development.  In order to keep up with our customers’ ever-changing needs, we continually enhance our product offerings through significant investment in product development. During 2007, 2006 and 2005, we invested approximately $8.7 million, $8.0 million and $4.9 million, respectively, in product development activities. We derive a significant portion of our revenue from products developed, enhanced or improved as a result of these activities. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 53% of net sales in each of the past three years ended December 31, 2007.

• Integrated production.  As a nearly fully integrated producer, we are able to mitigate changes in the costs of certain raw materials and energy. In Specialty Papers, our Spring Grove and Chillicothe facilities are vertically integrated operations producing in excess of 85% of the annual pulp required for their paper production. The principal raw material used to produce this pulp is pulpwood, consisting of both hardwoods and softwoods. Our Spring Grove and Chillicothe facilities also generate 100% of the steam and substantially all of the electricity required for their operations. In Composite Fibers, our Philippine mill processes abaca fiber to produce abaca pulp, a key raw material used by this business unit. The Philippine mill produces approximately 70% of the annual abaca pulp required for Composite Fibers’ production.

Our Business Strategy  Our vision is to become the global supplier of choice in specialty papers and engineered products. We are continuously developing and refining strategies to strengthen our business and position it for the future. Execution of these strategies is intended to capitalize on our customer relationships, technology and people, as well as our leadership positions in certain product lines. Components include:

Specialty Papers  The North American uncoated free sheet market has been challenged by a supply and demand imbalance, particularly for commodity-like products. While the industry has narrowed the supply-demand gap by eliminating capacity, the imbalance continues. To be successful in the current market environment, our strategy is focused on:

•	employing a low-cost approach to our manufacturing activities and implementing cost reduction initiatives including the Chillicothe profit improvement initiatives;

•	improving business processes and deploying continuous improvement capabilities to maintain market leadership positions in customer service; and

•	optimizing our products mix by growing book publishing, envelope, forms and engineered products and utilizing new product development capabilities to replace declining carbonless volumes.

Composite Fibers  A core component of this business unit’s long-term strategy is to capture world-wide growth in its core markets of food & beverage, composite laminates and metallized papers. Composite Fibers strategy also includes enhancing product mix across all of its markets by utilizing new product development capabilities. In addition, the Composite Fibers business unit is focused on cost reduction initiatives including, among others, work-force efficiencies and supply chain management.

Balance Sheet  We are focused on prudent financial management and the maintenance of a conservative capital structure. We are committed to maintaining a strong balance sheet and preserving our flexibility so that we may pursue strategic opportunities, including strategic acquisitions that will benefit our shareholders.

Timberland Strategy  In 2006, we initiated a strategy to sell substantially all of our timberlands. At the time the strategy was announced, we expected proceeds from the sales to generate approximately $150 million to $200 million by the end of 2010. Through the end of 2007, we have sold approximately 43,400 acres of timberland for an aggregate price of

GLATFELTER

$104.4 million. Although proceeds have been used to reduce debt obligations, the sale of timberland will require us to replace company owned timberland as a source of fiber with more costly purchased woods. We believe the interest expense reduction and the financial flexibility for investment offer a greater return than the additional higher cost for raw fiber.

Raw Material and Energy  The following table provides an overview of the estimated amount of principal raw materials (“PRM”) expected to be used in 2008 by each of our manufacturing facilities:

	Estimated
	Annual	Percent of
	Quantity	PRM
	(short tons)	Purchased

Specialty Papers
Spring Grove
Pulpwood	1,051,000	86
Wood – and other pulps	37,000	100

Chillicothe
Pulpwood	1,207,000	100
Wood – and other pulps	58,000	100

Composite Fibers
Wood – and other pulps	37,600	100
Abaca pulp	18,000	30
Synthetic fiber	9,400	100
Metallized base stock	30,400	100
Abaca fiber	17,000	100

Our Spring Grove, Pennsylvania and Chillicothe, Ohio mills are vertically integrated operations producing in excess of 85% of the combined annual pulp required for paper production. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. Hardwoods are available within a relatively short distance of our mills. Softwoods are obtained from a variety of locations in relatively close proximity to the location of the respective mill and includes the states of Pennsylvania, Maryland, Delaware, Virginia, Kentucky, Tennessee and South Carolina. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners. In addition to sourcing the pulpwood in the open market, we have long-term supply contracts that provide access to timber at market prices.

In addition to integrated pulp making, both the Spring Grove and Chillicothe facilities generate 100% of the steam and 100% and 80%, respectively, of their electricity needs. Principal fuel sources vary by facility and include over 600,000 tons of coal, 870,000 MMBTUs of natural gas, as well as recycled pulping chemicals, bark, wood waste, and oil. Spring Grove’s coal needs are met under a contract that expires at the end of 2009 and Chillicothe’s contract expires in November 2008.

The Spring Grove facility produces more electricity than it requires. Excess electricity is sold to the local power company under a long-term co-generation contract expiring in 2010. Energy sales, net of costs to produce, were $9.4 million in 2007, $10.7 million in 2006 and $10.1 million in 2005. The continuation of this revenue stream at these levels is dependent on our ability to negotiate a contract for periods beyond 2010.

The Gernsbach, Scaër and Lydney facilities generate all of the steam required for their operations. The Gernsbach facility generated approximately 19% of its 2007 electricity needs and purchased the balance. The Scaër and Lydney facilities purchased 100% of their 2007 electric power requirements. Natural gas was used to produce substantially all internally generated energy at the Gernsbach, Scaër and Lydney facilities during 2007.

Our Philippines mill processes abaca fiber to produce a specialized pulp. This abaca pulp production provides a unique advantage by supplying a key raw material used by our Composite Fibers business unit. The supply of abaca fiber has been constrained due to severe weather related damage to the source crop as well as selection by land owners of alternative uses of land in lieu of fiber producing activities. In addition, events may arise from the relatively unstable political and economic environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the availability of abaca pulp for our Composite Fibers business unit. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We target to have approximately one month of fiber supply in stock and one month of fiber supply at sea available to us. In addition, we have established contingency plans for alternative sources of abaca pulp. However, the cost of obtaining abaca pulp from such alternative sources, if available, would likely be higher.

Based on information currently available, we believe that we will continue to have ready access, for the foreseeable future, to all principal raw materials used in the production of our products. However, as discussed in the preceding paragraph, the supply of abaca fiber has been constrained and has adversely impacted pricing. The cost of our raw materials is subject to change, including, but not limited to, costs of wood, pulp products and energy.

Concentration of Customers  In past three years, no single customer represented more than 10% of our consolidated net sales.

GLATFELTER

Competition  Our industry is highly competitive. We compete on the basis of product quality, customer service, product development, price and distribution. We offer our products throughout the United States and globally in approximately 85 countries. Competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other resources than we do.

There are a number of companies in the United States that manufacture printing and converting papers. We believe we are one of the leading producers of book publishing papers and compete in these markets with, among others, Domtar and Fraser. In the envelope sector we compete with, among others, International Paper, Domtar and Blue Ridge. In the carbonless paper and forms market, we compete with Appleton Papers and, to a lesser extent, Nekoosa Papers, Inc. In our Specialty Papers’ engineered products markets and for the Composite Fibers business unit’s markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We compete with specialty divisions of large companies such as, among others, Ahlstrom, International Paper, MeadWestvaco, Sappi and Stora Enso. Service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

Capital Expenditures  Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary for environmental compliance, normal upgrades or replacements, business strategy and research and development. In 2008, we expect capital expenditures to total $52 million to $57 million, including a $10 million investment to upgrade the capabilities of one of our inclined wire paper machines in Germany.

Environmental Matters  We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. For a discussion of environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 20.

Employees  The following table summarizes our workforce as of December 31, 2007:

					Contract Period
Location	Hourly	Salaried	Total	Union	Start	End

U.S.

Corporate/Spring Grove	605	360	965	United Steelworkers of America (USW) & Office and Professional	February 2008	January 2011

Chillicothe/Fremont	1,293	410	1,703	Employees International Union	August 2006	August 2009

International

Gernsbach, Germany & Scaër	436	234	670	Various	May 2007	Sept 2008

Lydney	206	67	273	Unite	n/a	n/a

Caerphilly	127	32	159	General Maintenance & Boiler’s

Philippines	55	29	84	N/A	Dec 2002	Dec 2008

Total	2,722	1,132	3,854

We consider the overall relationship with our employees to be satisfactory.

Available Information  On our investor relations website at www.glatfelter.com we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other related information as soon as reasonably practical after they are filed with the Securities and Exchange Commission. In addition, our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, Board of Directors and Executive Officers, Audit, Compensation, Finance and Nominating Committees of the Board of Directors and their respective Charters, Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We intend to satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by calling (717) 225-2724.

GLATFELTER

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become more constrained.

We require access to sufficient and reasonably priced quantities of pulpwood, purchased pulps, pulp substitutes, abaca fiber and certain other raw materials. Our Spring Grove and Chillicothe locations are vertically integrated manufacturing facilities that generate in excess of 85% of their annual pulp requirements. However, as a result of selling timberlands over the past two years, purchased timber will represent a larger source of the total pulpwood used in our operations.

Our Philippine mill purchases abaca fiber to make pulp, which we use to manufacture our composite fiber products at our Gernsbach, Scaër and Lydney facilities. However, the supply of abaca fiber has been constrained due to severe weather related damage to the source crop as well as selection by land owners of alternative uses of land in lieu of fiber producing activities. As a result of supply constraints, pricing pressure persists.

The cost of many of our production materials and costs, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, coal is a principal source fuel for both the Spring Grove and Chillicothe facilities. Natural gas is the principal source of fuel for our Chillicothe and Composite Fibers’ business unit facilities. Natural gas prices have increased significantly in the United States since 2000.

We may not be able to pass increased raw materials or energy costs on to our customers if the market will not bear the higher price or where existing agreements with our customers limit price increases. If price adjustments significantly trail increases in raw materials or energy prices our operating results could be adversely affected.

Our business and financial performance may be adversely affected by downturns in the target markets that we serve.

Demand for our products in the markets we serve is primarily driven by consumption of the products we produce, which is most often affected by general economic conditions. Downturns in our target markets could result in decreased demand for our products. In particular, our business may be adversely affected during periods of economic weakness by the general softness in these target markets. Our results could be adversely affected if economic conditions weaken or fail to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

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

In recent years, the global paper industry in which we compete has been adversely affected by paper producing capacity exceeding the demand for products. As a result, the uncoated free sheet industry has taken steps to reduce underperforming capacity. However, slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a competitive disadvantage.

Some of the factors that may adversely affect our ability to compete in the markets in which we participate include:

•	the entry of new competitors into the markets we serve, including foreign producers;

•	the willingness of commodity-based paper producers to enter our specialty markets when they are unable to compete or when demand softens in their traditional markets;

GLATFELTER

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

Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers and to maintain our market share. Our success will depend in large part on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to,

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

We are liable for remediation on costs related to the presence of polychlorinated biphenyls, or PCBs, in the lower Fox River on which our former Neenah, Wisconsin mill was located. We have financial reserves for environmental matters but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complicated and should be reviewed in context; please see a more detailed discussion of these matters in Item 8 – Financial Statements, Note 20

We have operations in a potentially politically and economically unstable location.

We own and operate a pulp mill in the Philippines where the operating environment is unstable and subject to political unrest. Our Philippine pulp mill produces abaca pulp, a significant raw material used by our Composite Fibers business unit. Our Philippine pulp mill is currently our main provider of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp from alternative sources at a reasonable price or at all. As a consequence, any civil disturbance, unrest, political instability or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining

GLATFELTER

abaca pulp. Such occurrences could adversely impact our sales volumes, revenues and operating results.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have significant operations and assets located in Germany, France, the United Kingdom, and the Philippines. Our international sales and operations are subject to a number of special risks, in addition to the risks in our domestic sales and operations, including differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, differing regulatory environments, difficulty in managing widespread operations and political instability. These factors may adversely affect our future profits. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. Any such limitations would restrict our flexibility in using funds generated in those jurisdictions.

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK the British Pound Sterling, and in the Philippines the Peso. During 2007, Euro functional currency operations generated approximately 19.9% of our sales and 18.8% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.8% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

Our ability to maintain our products’ price competitiveness is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar, and other currencies, may adversely impact our results of operations and our ability to offer products in certain markets at acceptable prices.

In the event any of the above risk factors impact our business in a material way or in combination during the same period, we may be unable to generate sufficient cash flow to simultaneously fund our operations, finance capital expenditures, satisfy obligations and make dividend payments on our common stock.

In addition to debt service obligations, our business is capital intensive and requires significant expenditures for equipment maintenance, new or enhanced equipment, environmental compliance, and research and development to support our business strategies. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. If we are unable to generate sufficient cash flow from these sources, we could be unable to meet our near and long-term cash needs or make dividend payments.

ITEM 2.	PROPERTIES

Our leased corporate offices are located in York, Pennsylvania. We own and operate paper mills located in Pennsylvania; Ohio; the United Kingdom; Germany; and France. Our metallized paper production facility located in Caerphilly, Wales leases the building and land associated with its operations. We also own and operate a pulp mill in the Philippines. Substantially all of the equipment used in our papermaking and related operations, is also owned. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

The following table summarizes the estimated production capacity of each of our facilities:

Estimated Annual Production
Capacity (short tons)

Specialty Papers
Spring Grove	332,000	Uncoated
	68,000	Coated
Chillicothe	400,000	Uncoated
	7,500	Coated
Composite Fibers
Gernsbach	38,000	Lightweight
	12,500	Metallized
Scaër	6,000	Lightweight
Lydney	16,700	Lightweight
Caerphilly	15,000	Metallized
Philippines	11,000	Abaca pulp

The Spring Grove facility includes five uncoated paper machines that have been rebuilt and modernized from time to time with the capacity to produce 332,000 tons. It has an off-line combi-blade coater and a Specialty Coater (“S-Coater”), which together yield a potential annual production capacity for coated paper of approximately 68,000 tons. Since uncoated

GLATFELTER

paper is used in producing coated paper, this is not additional capacity. We view the S-Coater as an important asset that allows us to expand our more profitable engineered paper products business.

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

The Chillicothe facility operates four paper machines which together yield a potential annual production capacity of uncoated and carbonless paper of approximately 400,000 tons. In addition, this location produces 7,500 tons per year of other coated paper. This facility also includes a pulpmill that has a production capacity of approximately 955 tons of bleached pulp per day.

The Composite Fibers business unit’s four facilities operate a combined ten papermaking machines with the capacity to produce approximately 60,700 tons of lightweight paper on an annual basis. In addition, the business unit has the capacity to produce an aggregate of 27,500 tons of metallized papers from its lacquering and metallizing operations in Gernsbach, Germany and Caerphilly, Wales.

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

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data – Note 20.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable – no matters were submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 1, 2008.

Name	Age	Office with the Company

George H. Glatfelter II	56	Chairman and Chief Executive Officer
Dante C. Parrini	43	Executive Vice President and Chief Operating Officer
John P. Jacunski	42	Senior Vice President and Chief Financial Officer
Timothy R. Hess	41	Vice President and General Manager, Specialty Papers Business Unit
Jeffrey J. Norton	49	Vice President, General Counsel and Secretary
Martin Rapp	48	Vice President and General Manager, Composite Fibers Business Unit
Mark A. Sullivan	53	Vice President Global Supply Chain
William T. Yanavitch II	47	Vice President Human Resources and Administration
David C. Elder	39	Corporate Controller and Chief Accounting Officer

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

GLATFELTER

until January 2004, Mr. Hess held various technical, manufacturing, sales and business development positions with Glatfelter.

Jeffrey J. Norton joined us in May 2005 and serves as Vice President, General Counsel and Secretary. Prior to joining Glatfelter, Mr. Norton was with Exelon Corporation, for 14 years where he was Assistant General Counsel.

Martin Rapp joined Glatfelter in August 2006 and serves as Vice President and General Manager – Composite Fibers Business Unit. Prior to this, Mr. Rapp was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002. From May 2000 until July 2002 Mr. Rapp was Partner and Managing Director of BonnConsult.

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

Quarter	High	Low	Dividend

2007
Fourth	$17.23	$14.00	$0.09
Third	15.59	12.47	0.09
Second	16.30	12.92	0.09
First	18.05	14.86	0.09

2006
Fourth	$15.95	$13.26	$0.09
Third	16.23	12.98	0.09
Second	19.84	14.45	0.09
First	18.65	13.12	0.09

As of March 6, 2008, we had 1,627 shareholders of record. A number of the shareholders of record are nominees.

GLATFELTER

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. In 2007, we changed the comparative peer group and the broad market index. In previous years, the peer group consisted of Bowater, Inc. (which merged with Abitibi-Consolidated to form AbitibiBowater Inc), Chesapeake Corp., MeadWestvaco Corp., Pope & Talbot, Potlatch Corp., Schweitzer-Mauduit International and Wausau Paper Corp. For the 2007 peer group comparison, we modified the companies included to reflect changes in the industry in which we compete, to give effect to mergers and/or divestitures and other considerations. The new peer group retains AbitibiBowater Inc, Schweitzer-Mauduit International and Wausau Paper Corp., and now includes Neenah Paper Inc.

Prior to 2007, Glatfelter common stock was included in the S&P MidCap 400. During 2007, our stock is no longer a part of this index. Accordingly, we are comparing our stock to the Russell 2000, which we believe is an appropriate comparable for stocks such as Glatfelter.

The graph assumes that the value of the investment in our common stock, in each index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2002 and charts it through December 31, 2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Glatfelter, The S&P Midcap 400 Index,
The Russell 2000 Index, A New Peer Group and an Old Peer Group

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

GLATFELTER

ITEM 6.	SELECTED FINANCIAL DATA

Summary of Selected Consolidated Financial Data

As of or for the year ended December 31
In thousands, except per share	2007	2006	2005	2004	2003

Net sales	$1,148,323	$986,411	$579,121	$543,524	$533,193
Energy sales, net	9,445	10,726	10,078	9,953	10,040

Total revenue	1,157,768	997,137	589,199	553,477	543,233
Shutdown and restructuring charges and unusual items	(35)	(30,318)	(1,564)	(20,375)	(24,995)
Gains on dispositions of plant, equipment and timberlands	78,685	17,394	22,053	58,509	32,334
Gains from insurance recoveries	–	205	20,151	32,785	–
Income (loss) from continuing operations	63,472	(12,236)	38,609	56,102	12,986
Income (loss) per share from continuing operations
Basic	1.41	(0.27)	0.88	1.28	0.30
Diluted	1.40	(0.27)	0.87	1.27	0.30
Total assets	1,287,067	1,225,643	1,044,977	1,052,270	1,027,019
Total debt	313,185	397,613	207,073	211,227	254,275
Shareholders’ equity	476,068	388,368	432,312	420,370	371,431
Cash dividends declared per common share	0.36	0.36	0.36	0.36	0.53
Shares outstanding	45,141	44,821	44,132	43,950	43,782
Capital expenditures	28,960	44,460	31,024	18,587	66,758
Depreciation and amortization	56,001	50,021	50,647	51,598	56,029
Tons sold	799,512	721,892	498,593	470,422	495,566
Number of employees	3,854	3,704	1,958	1,988	2,331

The above Summary of Selected Consolidated Financial Data, and the comparability thereof, includes the impact of certain charges and gains from asset dispositions and insurance recoveries. For a discussion of these items that affect the comparability of this information, see Item 8 – Financial Statements and Supplemental Data Notes 4 to 7.

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

Forward-Looking Statements  This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, and abaca fiber;

ii.	changes in energy-related costs and commodity raw materials with an energy component;

iii.	variations in demand for, or pricing of, our products;

iv.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;

v.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vi.	the gain or loss of significant customers and/or on-going viability of such customers;

vii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	adverse results in litigation;

xii.	our ability to successfully execute our timberland strategy to realize the value of our timberlands; and

xiii.	our ability to finance, consummate and integrate future acquisitions.

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

Overview  Our results of operations in 2007, when compared to 2006, reflect stronger performance from each of our business units. Domestically, the Specialty Papers business unit’s results are positively influenced by the improved productivity of the Chillicothe and Spring Grove facilities and by additional volumes associated with the April 2006 Chillicothe acquisition. This business unit’s margins were adversely impacted by increases in input costs that outpaced the rate of increases in selling prices.

Our Composite Fibers business unit’s results in 2007 was positively influenced by additional volumes associated with the Lydney acquisition that was completed in March 2006, as well as improved mix. Average selling prices on a constant currency basis improved in the comparison.

The comparison of year-to-date results are affected by the completion of the business acquisitions referenced earlier which includes: i) the $65 million acquisition of J R Crompton’s Lydney mill on March 13, 2006; and ii) the $83.3 million acquisition

GLATFELTER

of Chillicothe, on April 3, 2006, the carbonless paper operation of NewPage Corporation. In 2006, we incurred acquisition integration costs totaling $13.6 million in connection with the Chillicothe and Lydney acquisitions.

In connection with the Chillicothe acquisition, we ceased production at our Neenah, WI facility effective June 30, 2006 and transferred production, including the production of book paper, to Chillicothe. In 2006, we recorded shutdown related charges totaling $54.4 million.

The results of operations in 2007 include $26 million of pre-tax charges related to our estimated costs associated with the Fox River environmental matter. The results also include approximately $5.7 million of income tax benefits recorded as a result of a change in the German corporate income tax rate.

During 2007 and 2006, we sold $87.3 million and $17.1 million of timberlands, respectively, as part of our timberland strategy.

As a result of significantly improved cash flows from operations and from the use of timberland sales proceeds, net debt declined $92.3 million, or 25%, since the end of 2006.

In April 2006, we refinanced our bank credit facility with a $100 million term loan and a $200 million revolving credit facility in addition to the issuance of $200 million 7 1/8% bonds to replace our $150 million 6 7/8% notes due July 2007.

RESULTS OF OPERATIONS

2007 versus 2006

The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands, except per share	2007	2006

Net sales	$1,148,323	$986,411
Gross profit	156,312	105,294
Operating income	118,818	94
Net income (loss)	63,472	(12,236)
Earnings (loss) per diluted share	1.40	(0.27)

The consolidated results of operations for the years ended December 31, 2007 and 2006 include the following significant items:

	After-tax
In thousands, except per share	Income (loss)	Diluted EPS

2007
Gains on sale of timberlands	$44,052	$0.97
Environmental remediation	(15,979)	(0.35)
Acquisition integration costs	(1,569)	(0.03)
2006
Gains on sale of timberlands	8,812	0.20
Shutdown and restructuring charges	(35,212)	(0.79)
Acquisition integration costs	(8,647)	(0.19)
Debt redemption premium	(1,820)	(0.04)
Insurance recoveries	130	—

These items increased earnings by $26.5 million, or $0.59 per diluted share in 2007. Comparatively, the items identified above decreased earnings in 2006 by $36.7 million, or $0.82 per diluted share.

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

Management evaluates results of operations of the business units before non-cash pension income, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

Business Unit Performance	Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$802,293	$693,660	$346,030	$292,751	$–	$–	$1,148,323	$986,411
Energy sales, net	9,445	10,726	–	–	–	–	9,445	10,726

Total revenue	811,738	704,386	346,030	292,751	–	–	1,157,768	997,137
Cost of products sold	721,216	635,143	287,606	246,797	(7,366)	9,903	1,001,456	891,843

Gross profit (loss)	90,522	69,243	58,424	45,954	7,366	(9,903)	156,312	105,294
SG&A	56,561	50,285	32,541	28,458	27,042	13,738	116,144	92,481
Shutdown and restructuring charges	–	–	–	–	35	30,318	35	30,318
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(78,685)	(17,394)	(78,685)	(17,394)
Gain on insurance recoveries		–	–	–	–	(205)	–	(205)

Total operating income (loss)	33,961	18,958	25,883	17,496	58,974	(36,360)	118,818	94
Non operating income (expense)	–	–	–	–	(24,884)	(22,322)	(24,884)	(22,322)

Income (loss) before income taxes	$33,961	$18,958	$25,883	$17,496	$34,090	$(58,682)	$93,934	$(22,228)

Supplementary Data
Net tons sold	726,657	653,734	72,855	68,148	–	10	799,512	721,892
Depreciation, depletion and amortization	$34,882	$32,824	$21,119	$17,197	$–	$–	$56,001	$50,021

Sales and Costs of Products Sold

	Year Ended
	December 31
In thousands	2007	2006	Change

Net sales	$1,148,323	$986,411	$161,912
Energy sales – net	9,445	10,726	(1,281)

Total revenues	1,157,768	997,137	160,631
Costs of products sold	1,001,456	891,843	109,613

Gross profit	$156,312	$105,294	$51,018

Gross profit as a percent of Net sales	13.6%	10.7%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2007	2006

Business Unit
Specialty Papers	69.9%	70.3%

Composite Fibers	30.1	29.7

Total	100.0%	100.0%

Net sales totaled $1.1 billion in 2007, an increase of $161.9 million, or 16.4%, compared to the previous year.

In the Specialty Papers business unit, net sales increased $108.6 million to $802.3 million and operating income totaled $34.0 million, an increase of $15.0 million over the previous year. The increase in net sales is attributable to the Chillicothe acquisition that was completed April 3, 2006 and an overall favorable pricing environment that contributed a $16.1 million benefit in 2007 with prices increasing in all product markets. Shipping volumes increased 11% in the comparison. Specialty Papers’ production costs increased in the comparison primarily due to higher shipping volumes. Higher raw material prices largely driven by energy, pulp and wood material usage adversely impacted production costs by $19.2 million. These adverse factors were partially offset by improved material usage and machine yields.

In Composite Fibers, net sales were $346.0 million in 2007, an increase of $53.3 million from the prior year and operating income totaled $25.9 million, an increase of $8.4 million in the comparison. The completion of the March 13, 2006 Lydney acquisition accounted for approximately $17.5 million of the increase in net sales and the translation of foreign currencies benefitted net sales by $19.6 million. On a constant currency basis, average selling prices increased on average 0.3% and volumes increased approximately 7% with increases realized in food and beverage, technical specialties and metallized product markets. Energy and raw material costs in this business unit were $3.2 million higher than a year ago.

The reported amounts of costs of products sold in 2006 included a $25.4 million charge for inventory write-downs and accelerated depreciation on property and equipment abandoned in connection with the Neenah facility shutdown. In the preceding Business Unit Performance table, this amount is included in the “Other and Unallocated” column.

Non-Cash Pension Income Non-cash pension income results from the net over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income, before the curtailment charges recorded in connection with the Neenah shutdown during 2006:

	Year Ended December 31
In thousands	2007	2006	Change

Recorded as:
Costs of products sold	$8,846	$15,480	$(6,634)
SG&A expense	4,050	1,513	2,537

Total	$12,896	$16,993	$(4,097)

Selling, general and administrative (“SG&A”)  expenses increased $23.7 million in the year-to-year comparison and totaled $116.1 million in 2007 compared to $92.5 million a year ago. The increase

GLATFELTER

was due to a $26.0 million charge for the Fox River environmental matter and the inclusion of a full year’s results for the Chillicothe and Lydney acquisitions in the current period’s results. These unfavorable factors were partially offset in the comparison by $12.2 million of lower acquisition integration costs.

Gain on Sales of Plant, Equipment and Timberlands  During 2007, 2006 and 2005, we completed sales of timberlands. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain

2007
Timberlands	37,448	$84,409	$78,958
Other	n/a	377	(273)

Total		$84,786	$78,685

2006
Timberlands	5,923	$17,130	$15,677
Other	n/a	3,941	1,717

Total		$21,071	$17,394

In connection with each of the asset sales set forth above, we received cash proceeds with the exception of the sale of approximately 26,000 acres of timberland completed in November 2007. As consideration for the timberland sold in this transaction we received a $43.2 million, 20-year interest-bearing note due from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. Subsequent to the end of 2007, we monetized this note receivable by pledging it as collateral for a new $36.7 million term note payable.

Shutdown and Restructuring Charges – Neenah Facility Shutdown  In connection with our agreement to acquire the Chillicothe operations, we permanently closed the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe. Results of operations in 2006 included charges totaling $54.4 million including the $25.4 million charge to cost of goods discussed previously.

The remaining reserve as of December 31, 2006 associated with this restructuring initiative totaled $2.8 million. During 2007, we made payments totaling $1.7 million; thus, the remaining reserve balance was $1.1 million at December 31, 2007.

Non-operating income (expense)  During April 2006, we completed the placement of a $200 million bond offering, the proceeds of which were used to redeem the then outstanding $150 million notes scheduled to mature in July 2007. In connection with the early redemption, a charge of $2.9 million, related to a redemption premium and the write-off of unamortized debt issuance costs, was recorded in Consolidated Statement of Income as Non-operating expense under the caption “Other-net.”

Income taxes  During 2007, we recorded income tax expense totaling $30.5 million on pre tax income of $93.9 million. The comparable amounts in 2006 were income tax benefits of $10.0 million on a pre-tax loss of $22.2 million. For 2007, income tax expense is net of a $5.7 million deferred income tax benefit related to the reduction of German corporate income tax rates passed into law July 2007.

Foreign Currency  We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The functional currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines is the Peso. During 2007, Euro functional currency operations generated approximately 19.9% of our sales and 18.8% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.8% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the impact on reported results that changes in currency exchange rates in the current year period compared with the prior year period had on our non-U.S. based operations from the conversion of these operation’s non-U.S. dollar denominated revenues and expenses into U.S. dollars.

Year Ended
In thousands	December 31

Favorable
(unfavorable)

Net sales	$19,563
Costs of products sold	(17,952)
SG&A expenses	(1,927)
Income taxes and other	79

Net loss	$(237)

GLATFELTER

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

RESULTS OF OPERATIONS

2006 versus 2005

The following table sets forth summarized results of operations:

	Year Ended
	December 31
In thousands, except per share	2006	2005

Net sales	$986,411	$579,121
Gross profit	105,294	97,176
Operating income	94	70,183
Net income	(12,236)	38,609
Earnings per diluted share	(0.27)	0.87

The consolidated results of operations for the years ended December 31, 2006 and 2005 include the following significant items:

	After-tax
In thousands, except per share	Income (loss)	Diluted EPS

2006
Gains on sale of timberlands	$8,812	$0.20
Shutdown and restructuring charges	(35,212)	(0.79)
Acquisition integration costs	(8,647)	(0.19)
Debt redemption premium	(1,820)	(0.04)
Insurance recoveries	130	–

2005
Gains on sale of timberlands	$11,258	$0.26
Insurance recoveries	12,719	0.29
Restructuring charges	(1,017)	(0.02)

The above items increased earnings from continuing operations by $36.7 million, or $0.82 per diluted share in 2006, and by $23.0 million, or $0.53 per diluted share in 2005.

Business Units  The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2006	2005	2006	2005	2006	2005	2006	2005

Net sales	$693,660	$380,923	$292,751	$198,137	$–	$61	$986,411	$579,121
Energy sales, net	10,726	10,078	–	–	–	–	10,726	10,078

Total revenue	704,386	391,001	292,751	198,137	–	61	997,137	589,199
Cost of products sold	635,143	340,629	246,797	166,153	9,903	(14,759)	891,843	492,023

Gross profit	69,243	50,372	45,954	31,984	(9,903)	14,820	105,294	97,176
SG&A	50,285	39,876	28,458	21,282	13,738	6,475	92,481	67,633
Restructuring charges	–	–	–	–	30,318	1,564	30,318	1,564
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(17,394)	(22,053)	(17,394)	(22,053)
Gain on insurance recoveries	–	–	–	–	(205)	(20,151)	(205)	(20,151)

Total operating income (loss)	18,958	10,496	17,496	10,702	(36,360)	48,985	94	70,183
Nonoperating income (expense)	–	–	–	–	(22,322)	(10,043)	(22,322)	(10,043)

Income (loss) from continuing operations before income taxes	$18,958	$10,496	$17,496	$10,702	$(58,682)	$38,942	$(22,228)	$60,140

Supplementary Data
Net tons sold	653,734	450,900	68,148	47,669	10	24	721,892	498,593
Depreciation expense	$32,824	$35,781	$17,197	$14,866	$–	$–	$50,021	$50,647

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2006	2005	Change

Net sales	$986,411	$579,121	$407,290
Energy sales – net	10,726	10,078	648

Total revenues	997,137	589,199	407,938
Costs of products sold	891,843	492,023	399,820

Gross profit	105,294	$97,176	$8,118

Gross profit as a percent of
Net sales	10.7%	16.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year Ended December 31
	2006	2005

Business Unit

Specialty Papers	70.3%	65.8%
Composite Fibers	29.7	34.2

Total	100.0%	100.0%

Net sales totaled $986.4 million for the year ended December 31, 2006, an increase of $407.3 million, or 70.3%, compared to the same period a year ago. Net sales from the acquisition of Chillicothe’s carbonless and forms business and the Lydney mill totaled $329.9 million. These acquisitions are reported in the Specialty Papers and Composite Fibers business units, respectively. Organic growth in Specialty Papers was driven by a 4.0% increase in volume and $21.3 million from higher average selling prices in the Specialty Papers business unit. Excluding results of the Lydney mill, Composite Fibers’ volumes shipped increased 15.6%. The translation of foreign currencies unfavorably impacted this business unit’s net sales by $2.5 million and average selling prices declined $3.5 million compared to the same period a year ago.

In connection with the Chillicothe acquisition, we permanently shutdown our Neenah, WI facility. Products previously manufactured at the Neenah facility have been transferred to Chillicothe. The

GLATFELTER

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

Gain on Sales of Plant, Equipment and Timberlands  The following table summarizes the assets sold in 2006 and 2005.

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

Shutdown and Restructuring Charges – Neenah Facility Shutdown  As of June 30, 2006 we permanently shutdown our Neenah facility. The charge incurred in connection with this action was recorded as follows:

Year Ended
In thousands	December 31, 2006

Recorded as:

Costs of products sold	$25,371

Shutdown and restructuring charge	29,074

Total	$54,445

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

GLATFELTER

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

Income taxes  In 2006 we recorded an income tax benefit at an effective rate of 45.0% compared to an income tax provision at an effective rate of 35.8% in 2005. The beneficial higher effective tax rate in 2006 was primarily due to the effect of state tax law changes and the effect of tax credits, partially offset by the resolution of certain tax matters.

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

The table below summarizes the impact on reported results that changes in currency exchange rates in the current year compared with the prior year had on our non-U.S. based operations from the conversion of these operation’s non-U.S. dollar denominated revenues and expenses into U.S. dollars.

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

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Year Ended
	December 31
In thousands	2007	2006

Cash and cash equivalents at beginning of period	$21,985	$57,442
Cash provided by (used for) Operating activities	100,332	(28,427)
Investing activities	4,733	(181,831)
Financing activities	(99,371)	173,388
Effect of exchange rate changes on cash	2,154	1,413

Net cash provided(used)	7,848	(35,457)

Cash and cash equivalents at end of period	$29,833	$21,985

Operating cash flow improved by $128.8 million in the comparison primarily due to improved working capital usage and improved operating results in 2007. The improvement in working capital reflects the use in 2006 of $22.4 million associated with the Lydney acquisition. In addition, cash used for operations in 2006 included $21.7 million to settle a cross currency rate swap, $17.6 million of income tax payments and $18.6 million of cash paid for restructuring charges.

The changes in investing cash flows primarily reflect the use of approximately $158.4 million in 2006 to fund the Lydney and Chillicothe acquisitions. Capital expenditures in the comparison declined $15.5 million in the current year and totaled $29.0 million. In 2008, capital expenditures are expected to total $52 million to $57 million including a $10 million investment to upgrade the capabilities of one of our inclined wire paper machines in Germany.

During 2007 and 2006, cash dividends paid on common stock totaled approximately $16.4 million and $16.0 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

During 2007, net debt declined $92.3 million as proceeds from operations and timberland sales were used to reduce debt outstanding. In the year earlier period borrowings of $158.4 million were used to finance the Lydney and Chillicothe acquisitions.

The significant terms of the debt instruments are more fully discussed in Item 8- Financial Statements,

GLATFELTER

Note 18. During 2007, $53 million of required principal payments were made under our Term Loan. In 2008, we are required to make $11 million of quarterly principal repayments. In addition, on April 28, 2006, we completed a private placement offering of $200 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. We used the net proceeds to redeem $150 million aggregate principal amount of our outstanding 6 7/8% notes due July 2007, plus the payment of the applicable redemption premium and accrued interest. The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2007	2006

Revolving credit facility, due April 2011	$35,049	$64,795
Term loan, due April 2011	43,000	96,000
7 1/8% Notes, due May 2016	200,000	200,000
Note payable, due March 2013	34,000	34,000

Total long-term debt	312,049	394,795
Less current portion	(11,008)	(19,500)

Long-term debt, excluding current portion	$301,041	$375,295

Subsequent to December 31, 2007, we monetized a note received as consideration from the sale of timberlands. In this monetization, we entered into a new $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan matures in five years, bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum and is secured by, among other assets, a $43.2 million note received from the buyers of certain timberland sold in November 2007. For a more complete description of the 2008 Term Loan, refer to Note 24.

We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to be burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 8 – Financial Statements – Note 20 for a summary of significant environmental matters.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Item 8 – Financial Statements – Note 20, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become currently due. As of December 31, 2007, we met all of the requirements of our debt covenants.

Off-Balance-Sheet Arrangements  As of December 31, 2007 and 2006, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 8 – Financial Statements.

Contractual Obligations  The following table sets forth contractual obligations as of December 31, 2007.

		Payments Due During the Year
		Ended December 31,
			2009 to	2011 to	2013 and
In millions	Total	2008	2010	2012	beyond

Long-term debt(1)	$450	$31	$64	$71	$284

Operating leases(2)	16	3	4	2	7

Purchase obligations(3)	103	86	17	–	–

Other long term obligations(4),(5)	94	23	17	15	39

Total	$663	$143	$102	$88	$330

(1)	Represents principal and interest payments due on long-term debt. We have $200 million of debt maturing in May 2016 and bearing a fixed rate of interest at 7 1/8%, payable semiannually and $34 million note maturing in March 2013 and bearing a fixed rate of interest of 3.82%. In addition, at December 31, 2007, $35 million was outstanding under our revolving credit facility and $43 million was outstanding under a term loan. Both the revolving credit facility and the term loan bear a variable interest rate (5.73% as of December 31, 2007) and mature in April 2011.
(2)	Represents rental agreements for various land, buildings, and computer and office equipment.

GLATFELTER

(3)	Represents open purchase order commitments and other obligations, primarily for pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2007 or expectations based on historical experience and/or current market conditions.
(4)	Represents expected benefits to be paid pursuant to medical retirement plans and nonqualified pension plans over the next ten years.

(5)	Since we are not able to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with FASB Interpretation No. 48. As discussed in more detail in Item 8 – Financial Statements, Note 10, “Income Taxes”, such amounts totaled $27.2 million at December 31, 2007.

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

Long-lived Assets  We evaluate the recoverability of our long-lived assets, including plant, equipment, timberlands and intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

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

GLATFELTER

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

Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. We and our subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current liability and deferred taxes in the period in which the facts that give rise to a revision become known.

Other significant accounting policies, not involving the same level of uncertainties as those discussed above, are nevertheless important to an understanding of the Consolidated Financial Statements. Refer to Item 8 – Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements for additional accounting policies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At December 31, 2007

Dollars in thousands	2008	2009	2010	2011	2012	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$192,172
At fixed interest rates – Note payable	34,000	34,000	34,000	34,000	34,000	34,000	31,081
At variable interest rates	72,543	60,160	46,401	13,021	–	78,049	78,047

						$312,049	$301,300
Weighted-average interest rate
Fixed interest rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%
Fixed interest rate debt – Note payable	3.82	3.82	3.82	3.82	3.82
Variable interest rate debt	5.83	5.85	5.88	5.89	–

The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2007, we had long-term debt outstanding of $312.0 million, of which $78.0 million or 25% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At December 31, 2007, the interest rate paid was 5.73%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.8 million.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During 2007, Euro functional currency operations generated approximately 19.9% of our sales and 18.8% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.8% of operating expenses.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

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

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
  P. H. Glatfelter Company

We have audited the internal control over financial reporting of P.H. Glatfelter and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109” as of January 1, 2007.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2008

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
  P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 12, 2008

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share	2007	2006	2005

Net sales	$1,148,323	$986,411	$579,121
Energy sales – net	9,445	10,726	10,078

Total revenues	1,157,768	997,137	589,199
Costs of products sold	1,001,456	891,843	492,023

Gross profit	156,312	105,294	97,176

Selling, general and administrative expenses	116,144	92,481	67,633
Shutdown and restructuring charges	35	30,318	1,564
Gains on disposition of plant, equipment and timberlands, net	(78,685)	(17,394)	(22,053)
Insurance recoveries	–	(205)	(20,151)

Operating income	118,818	94	70,183
Other nonoperating income (expense)
Interest expense	(29,022)	(24,453)	(13,083)
Interest income	3,933	3,132	2,012
Other – net	205	(1,001)	1,028

Total other nonoperating expense	(24,884)	(22,322)	(10,043)

Income (loss) before income taxes	93,934	(22,228)	60,140
Income tax provision (benefit)	30,462	(9,992)	21,531

Net income (loss)	$63,472	$(12,236)	$38,609

Weighted average shares outstanding
Basic	45,035	44,584	44,013
Diluted	45,422	44,584	44,343

Earnings (loss) per share
Basic	$1.41	$(0.27)	$0.88
Diluted	1.40	(0.27)	0.87

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2007	2006

Assets
Current assets
Cash and cash equivalents	$29,833	$21,985
Accounts receivable (less allowance for doubtful accounts: 2007 – $3,117; 2006 – $3,613)	122,980	128,255
Inventories	193,042	192,281
Prepaid expenses and other current assets	27,557	32,517

Total current assets	373,412	375,038

Plant, equipment and timberlands – net	519,866	528,867

Other assets	393,789	321,738

Total assets	$1,287,067	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$11,008	$19,500
Short-term debt	1,136	2,818
Accounts payable	73,195	70,966
Dividends payable	4,063	4,035
Environmental liabilities	7,038	5,489
Other current liabilities	101,116	90,482

Total current liabilities	197,556	193,290

Long-term debt	301,041	375,295

Deferred income taxes	189,156	182,659

Other long-term liabilities	123,246	86,031

Total liabilities	810,999	837,275

Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2007 – 9,220,726; 2006 – 9,540,770)	544	544
Capital in excess of par value	44,697	42,288
Retained earnings	563,608	519,489
Accumulated other comprehensive income (loss)	4,061	(32,337)

	612,910	529,984
Less cost of common stock in treasury	(136,842)	(141,616)

Total shareholders’ equity	476,068	388,368

Total liabilities and shareholders’ equity	$1,287,067	$1,225,643

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P.H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2007	2006	2005

Operating activities
Net income (loss)	$63,472	$(12,236)	$38,609
Adjustments to reconcile to net cash (used) provided by operations:
Depreciation, depletion and amortization	56,001	50,021	50,647
Reserve for environmental matters	26,000
Pension income	(12,896)	(16,993)	(16,517)
Restructuring charges	35	37,066	1,564
Deferred income taxes	8,004	(12,726)	3,020
Gains on dispositions of plant, equipment and timberlands, net	(78,685)	(17,394)	(22,053)
Share-based compensation	3,850	2,335	630
Change in operating assets and liabilities
Accounts receivable	16,662	(17,622)	(5,876)
Inventories	8,493	(8,869)	(6,195)
Prepaid and other assets	(2,461)	4,413	3,995
Liabilities	11,857	(36,422)	(4,956)

Net cash (used) provided by operations	100,332	(28,427)	42,868
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(28,960)	(44,460)	(31,024)
Proceeds from disposal of plant, equipment and timberlands	41,616	21,071	22,450
Proceeds from sale of subsidiary, net of cash divested	–	–	545
Acquisitions, net of cash acquired	(7,923)	(158,442)	–

Net cash provided (used) by investing activities	4,733	(181,831)	(8,029)
Financing activities
Net (repayments of) proceeds from revolving credit facility	(30,656)	43,522	(1,117)
Net (repayments of) proceeds from other short-term debt	(6,916)	(995)	384
Net (repayments of) net proceeds from $100 million term loan facility	(53,000)	94,829	–
Payment of dividends	(16,350)	(16,023)	(15,839)
Net proceeds from $200 million 7 1/8% note offering	–	196,440	–
Repayment of $150 million 6 7/8 notes	–	(152,675)	–
Proceeds and tax benefits from stock options exercised and other	7,551	8,290	1,414

Net cash provided (used) by financing activities	(99,371)	173,388	(15,158)
Effect of exchange rate changes on cash	2,154	1,413	(2,190)

Net increase (decrease) in cash and cash equivalents	7,848	(35,457)	17,491
Cash and cash equivalents at the beginning of period	21,985	57,442	39,951

Cash and cash equivalents at the end of period	$29,833	$21,985	$57,442

Supplemental cash flow information
Cash paid for
Interest	$28,498	$26,218	$12,378
Income taxes	2,614	17,579	17,443

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005

					Accumulated
		Capital in		Deferred	Other		Total
	Common	Excess of	Retained	Compen-	Comprehensive	Treasury	Shareholders’
In thousands, except shares outstanding	Stock	Par Value	Earnings	sation	Income (Loss)	Stock	Equity

Balance at January 1, 2005	$544	$41,828	$525,056	$(1,275)	$8,768	$(154,551)	$420,370
Net income			38,609				38,609
Other comprehensive income
Foreign currency translation adjustments					(9,619)

Additional minimum pension liability, net of tax benefits of $2,831					(4,492)

Other comprehensive income					(14,111)		(14,111)
Comprehensive income							24,498
Tax effect on employee stock options exercised		76					76
Cash dividends declared			(15,855)				(15,855)
Issuance of restricted stock units, net		1,894		(1,020)			874
Delivery of treasury shares
Restricted stock awards
401(k) plans		(84)				917	833
Director compensation		(21)				123	102

Employee stock options exercised – net		(243)				1,657	1,414
Balance at December 31, 2005	544	43,450	547,810	(2,295)	(5,343)	(151,854)	432,312
Net loss			(12,236)				(12,236)
Foreign currency translation adjustments					12,343
Adjustment to minimum pension liability prior to adoption of SFAS No. 158					583

Other comprehensive income					12,926		12,926

Comprehensive income							690
Reversal of minimum pension liability under SFAS No. 158					3,909		3,909
Additional net pension liability, net of tax benefit of $27,318					(43,829)		(43,829)
Adoption of SFAS No. 123(R)		(2,295)		2,295
Tax effect on employee stock options exercised		792					792
Cash dividends declared			(16,085)				(16,085)
Share-based compensation expense – RSU		1,107					1,107
Delivery of treasury shares
Performance Shares		7				200	207
401(k) plans		46				1,608	1,654
Director compensation		8				105	113
Employee stock options exercised – net		(827)				8,325	7,498

Balance at December 31, 2006	544	42,288	519,489	–	(32,337)	(141,616)	388,368
Comprehensive income
Net income			63,472				63,472
Foreign currency translation adjustments					24,966
Change in benefit plans’ net funded status, net of tax benefit of $7,167					11,432

Other comprehensive income					36,398		36,398

Comprehensive income							99,870
Cumulative effect of adopting of FIN 48			(2,974)				(2,974)
Tax effect on employee stock options exercised		89					89
Cash dividends declared			(16,379)				(16,379)
Share-based compensation expense		2,348					2,348
Delivery of treasury shares
401(k) plans		85				3,049	3,134
Director compensation		1				162	163
Employee stock options exercised – net		(114)				1,563	1,449

Balance at December 31, 2007	$544	$44,697	$563,608	$–	$4,061	$(136,842)	$476,068

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gloucestershire (Lydney), England; Caerphilly, Wales, Gernsbach, Germany; Scaër, France and the Philippines. Our products are marketed throughout the United States and in over 85 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.

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

Valuation of Long-lived Assets and Goodwill  We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, the asset’s fair value is estimated and an impairment loss is recognized for any deficiencies. Goodwill is reviewed for impairment on a discounted cash flow basis at least annually. Impairment losses, if any, are recognized for the amount by which the carrying value of the asset exceeds its fair value.

Asset Retirement Obligations – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, as interpreted by Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143 (“FIN 47”), we accrue asset retirement obligations, if any, in the period in which obligations relating to future asset retirements are incurred. Under these standards, costs are to be accrued at estimated fair value, and a related long-lived asset is capitalized. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset for which the obligation exists. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded. Asset retirement obligations with indeterminate settlement dates are not recorded until such dates can be reasonably estimated. At

GLATFELTER

December 31, 2007, we do not have any obligations required to be accrued under FIN 47.

Income Taxes  Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with SFAS No. 109. Under SFAS No. 109, tax expense includes US and international income taxes plus the provision for US taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is not likely.

Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. We and our subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and record any necessary adjustments in the period in which the facts that give rise to a revision become known.

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

Revenue from energy sales is recognized when electricity is delivered to the customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Costs netted against energy sales totaled $10.2 million, $8.4 million and $7.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

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

Accumulated Other Comprehensive Income  The amounts reported on the consolidated Statement of Shareholders’ Equity for Accumulated Other Comprehensive Income consist of $32.4 million of additional pension liability; net of tax, and $36.5 million of gains from foreign currency translation adjustments.

Stock-based Compensation  Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” utilizing the modified prospective method. This standard requires employee stock options and other stock-based compensation awards to be accounted for under the fair value method, and eliminates the ability to account for these

GLATFELTER

instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The adoption of SFAS No. 123 (R) did not have a material effect on our consolidated results of operation or financial position no stock options were granted in 2006 and 2005.

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

Fair Value of Financial Instruments  The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

In thousands	2007		2006

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$312,049	$301,300	$394,795	$398,689

3.	RECENT PRONOUNCEMENTS

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). The Interpretation prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The cumulative effect adjustment of $3.0 million was recognized as a reduction to retained earnings.

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

Effective December 31, 2006 we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment to FASB Statements No. 87, 88, 106, and 132(R)”, (“SFAS No. 158”) which requires entities to recognize the over funded or under funded status of pension plans and other post retirement benefit plans. In the year of adoption, the effect of recognizing additional liabilities is affected through a charge to accumulated other comprehensive income. Accordingly, the accompanying financial statements include an after tax charge of $43.8 million in 2006 to adopt SFAS No. 158.

In September 2006, SFAS No. 157, “Fair Value Measurements”, was issued. SFAS No. 157, which defines fair value, establishes a framework for measurement and requires expanded disclosures about the fair value measurements, is effective for us beginning January 1, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position or results of operations.

In December 2007, SFAS No. 141(R), “Business Combinations” was issued. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. With respect to us, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once

GLATFELTER

adopted but the effect is dependent upon acquisitions at that time.

4.	ACQUISITIONS

Metallised Products Limited  On November 30, 2007, through Glatfelter-UK Limited (“GLT-UK”), a wholly-owned subsidiary, we completed our acquisition of Metallised Products Limited (“MPL”), a privately owned company that manufactures a variety of metallized paper products for consumer and industrial applications. MPL is based in Caerphilly, Wales.

Under terms of the agreement, we agreed to purchase the stock of MPL for $7.2 million cash and assumed $5.8 million of debt in addition to $1.4 million of transaction costs. The purchase price is subject to adjustments based on working capital and other factors. The acquisition was financed from our existing cash balance. This facility employs about 165 people and had 2007 revenues of approximately $53.4 million.

The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Cash	$730
Accounts receivable	7,685
Inventory	4,788
Property and equipment	10,036
Other assets	891
Goodwill	2,167

26,297
Less acquisition related liabilities including accounts payable and accrued expenses	11,814
Long term debt	5,830

17,644

Total	$8,653

Lydney  On March 8, 2006, we entered into a definitive agreement to acquire, through GLT-UK, certain assets and liabilities of J R Crompton Limited (“Crompton”), a global supplier of wet laid non-woven products based in Manchester, United Kingdom. On February 7, 2006, Crompton was placed into Administration, the U.K. equivalent of bankruptcy.

Effective March 13, 2006, we completed our purchase of Crompton’s Lydney mill and related inventory, located in Gloucestershire, UK for $65.0 million in cash in addition to $4.2 million of transaction costs. The Lydney facility employed about 240 people, produces a broad portfolio of wet laid non-woven products, including tea bags and coffee filter papers, double-sided adhesive tape substrates and battery grid pasting tissue, and had 2005 revenues of approximately $75 million. The purchase price was financed with existing cash balances and borrowings under our credit facility.

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

Pro-Forma Financial Information  The information necessary to provide certain pro forma financial data for the Chillicothe acquisition relative to net income and earnings per share is not readily available due to the nature of the accounting and reporting structure of the acquired operation prior to the acquisition date. Pro forma consolidated net sales for 2006 and 2005 were approximately $1.1 billion and $1.0 billion, respectively, assuming the acquisition occurred at the beginning of the respective periods. For the full year 2005, on a pro forma basis, net income was $40.9 million and diluted EPS was $0.92.

This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

GLATFELTER

5.	NEENAH FACILITY SHUTDOWN

In connection with our agreement to acquire the Chillicothe operations, we committed to a plan to permanently close the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe.

The remaining reserve as of December 31, 2006 associated with this restructuring initiative totaled $2.8 million. During 2007, we made payments totaling $1.7 million; thus, the remaining reserve balance was $1.1 million at December 31, 2007.

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

The Neenah shutdown resulted in the elimination of approximately 200 positions that had been supporting our Specialty Papers business unit. Approximately $25.4 million of the Neenah shutdown related charges are recorded as part of costs of products sold in the accompanying statements of income. The amounts accrued for severance and benefit continuation are recorded as other current liabilities in the accompanying consolidated balance sheets. As part of the Neenah shutdown, we terminated our long-term steam supply contract, as provided for within the contract, resulting in a termination fee of approximately $11.4 million as of the end of the second quarter 2006.

6.	RESTRUCTURING CHARGES

European Restructuring and Optimization Program (“EURO Program”)  During the fourth quarter of 2005, we began to implement this restructuring program, a comprehensive series of initiatives designed to improve the performance of our Composite Fibers business unit. In 2006 and 2005, we recorded restructuring charges of $1.2 million and $1.6 million, respectively, associated with the related work force efficiency plans at the Gernsbach, Germany facility. This charge reflects severance, early retirement and related costs for the affected employees. Payments related to these restructuring charges will be made over a 2-3 year period.

7.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2007, 2006 and 2005, we completed sales of timberlands. The following table summarizes these transactions.

Dollars in thousands	Acres	Proceeds	Gain

2007
Timberlands	37,448	$84,409	$78,958
Other	n/a	377	(273)

Total		$84,786	$78,685

2006
Timberlands	5,923	$17,130	$15,677
Other	n/a	3,941	1,717

Total		$21,071	$17,394

2005
Timberlands	2,488	$21,000	$20,327
Other	n/a	1,778	1,726

Total		$22,778	$22,053

In connection with the asset sales set forth above we received cash proceeds with the exception of the sale of approximately 26,000 acres of timberland completed in November 2007. As consideration for the timberland sold in this transaction we received a $43.2 million, 20-year interest-bearing note due from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc.

8.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2007	2006	2005

Net income (loss)	$63,472	$(12,236)	$38,609

Weighted average common shares outstanding used in basic EPS	45,035	44,584	44,013
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	387	–	330

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,422	44,584	44,343

Basic EPS	$1.41	$(0.27)	$0.88
Diluted EPS	1.40	(0.27)	0.87

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive.

In thousands	2007	2006	2005

Potential common shares	438	1,280	758

GLATFELTER

9.	GAIN ON INSURANCE RECOVERIES

During 2006 and 2005, we reached successful resolution of certain claims under insurance policies related to the Fox River environmental matter. Insurance recoveries included in the results of operations totaled $0.2 million and $20.2 million in 2006 and 2005, respectively, and were received in cash.

10.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

Income taxes for 2007 include $5.7 million of tax benefit adjustments related to the revaluation of deferred tax assets and liabilities due to tax legislation enacted in July 2007 by Germany that reduced the corporate income tax rate.

The provision for income taxes from operations consisted of the following:

	Year Ended December 31

In thousands	2007	2006	2005

Current taxes
Federal	$8,388	$1,009	$14,881
State	4,422	1,013	3,145
Foreign	6,397	712	485

	19,207	2,734	18,511
Deferred taxes and other
Federal	11,766	(11,903)	3,239
State	2,674	(2,970)	(1,905)
Foreign	(3,185)	2,147	1,686

	11,255	(12,726)	3,020

Income tax provision (benefit)	$30,462	$(9,992)	$21,531

The amounts set forth above for total deferred taxes and other include deferred taxes of $8.0 million, $(12.7) million and $3.0 million at December 31, 2007, 2006 and 2005, respectively. Other taxes totaled $3.3 million at December 31, 2007 and related to uncertain tax positions expected to be taken in future tax filings.

The following are domestic and foreign components of pretax income from operations:

	Year Ended December 31

In thousands	2007	2006	2005

United States	$70,051	$(30,010)	$55,865
Foreign	23,883	7,782	4,275

Total pretax income (loss)	$93,934	$(22,228)	$60,140

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes and the actual income tax.

	Year Ended December 31
	2007	2006	2005

Federal income tax provision at statutory rate	35.0%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	3.5	(6.7)	1.3
Foreign income tax rate differential	0.2	3.8	(0.2)
Change in statutory tax rates	(5.8)	–	–
Tax credits	(2.8)	(8.1)	(3.1)
Provision for tax matters, net	4.0	3.8	2.2
Other	(1.7)	(2.8)	0.6

Total provision for income taxes	32.4%	(45.0)%	35.8%

The sources of deferred income taxes were as follows at December 31:

	2007		2006

		Non		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
In thousands	(Liability)	(Liability)	(Liability)	(Liability)

Reserves	$10,301	$10,008	$8,239	$5,310
Compensation	3,369	2,819	4,460	2,199
Post-retirement benefits	1,409	16,104	1,983	20,266
Property	104	(109,858)	–	(112,686)
Pension	833	(98,445)	182	(88,719)
Installment sales	–	(25,492)	–	(10,701)
Inventories	366	–	2,453	–
Other	501	(1,454)	472	(5,293)
Tax carry forwards	–	29,458	–	29,459

Subtotal	16,883	(176,860)	17,789	(160,165)
Valuation allowance	(3,280)	(12,296)	(59)	(22,494)

Total	$13,603	$(189,156)	$17,730	$(182,659)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	Year Ended December 31
In thousands	2007	2006

Prepaid expenses and other current assets	$16,982	$18,018
Other current liabilities	3,379	288
Deferred income taxes	189,156	182,659

At December 31, 2007, we had state and foreign tax net operating loss (“NOL”) carryforwards of $103.6 million and $2.4 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2008 and 2027; the foreign NOL carryforwards do not expire.

In addition, we had federal charitable contribution carryforwards of $3.6 million, which expire in 2008 and 2011, federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, and various state tax credit carryforwards totaling $0.4 million, which expire between 2008 and 2020.

We have established a valuation allowance of $15.6 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state tax carryforwards and certain deferred foreign tax credits.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2007, we recorded tax credits of $2.6 million related to Research and Development credits, fuels tax, and the

GLATFELTER

electricity production tax credits. In 2006 and 2005 similar tax credits of $1.8 million and $1.8 million, respectively, were recorded.

At December 31, 2007 and 2006, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $92.5 million and $69.9 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2007, no deferred tax liability has been recognized in our consolidated financial statements.

Effective January 1, 2007, we adopted FIN 48 at which time we had $20.7 million of gross unrecognized tax benefits. If recognized, approximately $17.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. We accrue interest and penalties related to unrecognized tax benefits as income tax expense. As of January 1, 2007, we had accrued interest related to unrecognized tax benefits of $1.0 million and we had no accrued penalty expenses associated with uncertain tax positions.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2007

Balance at January 1, 2007	$20.7
Increases in tax positions for prior years	0.3
Decreases in tax positions for prior years	(0.5)
Increases in tax positions for current year	6.1
Lapse in statue of limitations	(0.5)

Balance at December 31, 2007	$26.1

The current year increase was primarily due to tax positions taken or expected to be taken on certain state income tax returns associated with timberland sales.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $22.3 million at December 31, 2007.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	2005-2006	2004 and 2007
State	2004	2003 – 2007
Germany(1)	2003-2006	2007
France	N/A	2006 – 2007
United Kingdom	N/A	2006 – 2007
Philippines	2004 – 2006	2007

(1)	– includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of Federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $0.8 million.

We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in 2007 totaled $1.8 million. We did not record any penalties associated with uncertain tax positions during 2007.

11.	STOCK-BASED COMPENSATION

On April 25, 2005, shareholders approved the P. H. Glatfelter 2005 Long Term Incentive Plan (“2005 Plan”) to authorize, among other things, the issuance of up to 1,500,000 shares of Glatfelter common stock to eligible participants. The 2005 Plan provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2007, 729,748 shares of common stock were available for future issuance under the 2005 Plan.

During the 2007 and 2006, we recognized stock-based compensation expense totaling $3.8 million and $2.3 million, respectively, inclusive of matching 401K contributions. Since the approval of the 2005 Plan we have issued to eligible participants restricted stock units and stock only stock appreciation rights.

GLATFELTER

Information with respect to each of these forms of stock-based compensation follows:

Restricted Stock Units (“RSU”)  Awards of RSU are made under our 2005 Plan. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the past three years.

Units	2007	2006	2005

Beginning balance	411,154	290,662	157,280
Granted	127,423	145,398	158,982
Forfeited	(33,404)	(24,906)	(25,600)

Ending balance	505,173	411,154	290,662

In thousands
Compensation expense	$1,768	$1,107	$919

The weighted average grant fair value per unit for awards in 2007, 2006 and 2005 was $15.32, $16.10 and $13.98 respectively. As of December 31, 2007, unrecognized compensation expense for outstanding RSUs totaled $2.8 million. The weighted average remaining period over which the expense will be recognized is 3.25 years.

Non-Qualified Stock Options and Stock Only Stock Appreciation Rights (SOSARs)  The following tables summarize the activity with respect to non-qualified stock options and SOSARS:

	2007		2006		2005

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Non-Qualified Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	906,210	$14.06	1,553,209	$14.06	2,098,612	$14.65
Granted	–		–	–	–	–
Exercised	(105,190)	13.78	(560,239)	13.38	(111,542)	12.67
Canceled	(100,750)	17.07	(86,760)	17.27	(433,861)	17.30

Outstanding at end of year	700,270	13.81	906,210	14.17	1,553,209	14.06

Exercisable at end of year	700,270	$13.81	906,210	$14.17	1,547,422	$14.07

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Non-Qualified Options	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$10.78 to $12.41	159,570	2.1	12.07	159,570	12.07
12.95 to 14.44	319,900	3.5	13.36	319,900	13.36
15.44 to 17.16	196,300	4.0	15.47	196,300	15.47
17.54 to 18.78	24,500	3.6	17.68	24,500	17.68

	700,270			700,270

All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant. The exercise price represents the quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant.

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs, which vest ratably over a three year period, had a grant date fair value, estimated using the Black-Scholes valuation model, of $4.63 per right, and an aggregate value of $2.3 million.

		Weighted-
		Average
SOSARS	Shares	Exercise Price

Outstanding at beginning of year	–	$–

Granted	493,100	15.31

Exercised	–	–

Canceled	(8,300)	15.94

Outstanding at end of year	484,800	$15.30

Exercisable at end of year	–	–

12.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We have both funded and, with respect to our international operations, unfunded noncontributory defined-benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. U.S. Plan provisions and funding meet the requirements of the Employee Retirement

GLATFELTER

Income Security Act of 1974. We use a December 31-measurement date for all of our defined benefit plans.

We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to certain retirees over age 65 to help defray the costs of Medicare. The plan is not funded and claims are paid as reported.

	Pension Benefits		Other Benefits

In millions	2007	2006	2007	2006

Change in Benefit Obligation
Balance at beginning of year	$378.7	$316.3	$57.9	$48.3
Service cost	9.6	6.0	2.0	1.7
Interest cost	21.8	20.1	3.0	3.0
Plan amendments	(6.4)	5.4	(1.2)	–
Actuarial (gain)/loss	(7.1)	(13.6)	(1.7)	(1.6)
Chillicothe acquisition	–	66.2	–	11.2
Benefits paid	(23.3)	(21.7)	(4.7)	(4.7)

Balance at end of year	$373.3	$378.7	$55.3	$57.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$579.0	$471.6	$10.5	$–
Actual return on plan assets	45.6	58.7	0.8	–
Employer contributions	2.3	(10.0)	3.3	15.2
Chillicothe acquisition	–	80.4	–	–
Benefits paid	(23.3)	(21.7)	(4.7)	(4.7)

Fair value of plan assets at end of year	603.6	579.0	9.9	10.5

Funded status at end of year	$230.3	$200.3	$(45.4)	$(47.4)

The net prepaid pension cost for qualified pension plans is primarily included in “Other assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2007 and 2006. The amounts set forth for “Employer contributions” for 2006 reflect a $12.2 million transfer from the qualified pension plan assets to a post-retirement medical plan sub-account pursuant to Section 420 of the Internal Revenue Code. Such amounts are to be used to satisfy certain post-retirement health care expenses.

Amounts recognized in the consolidated balance sheet consist of the following as of December 31:

	Pension Benefits		Other Benefits

In millions	2007	2006	2007	2006

Other assets	$259.4	$230.4	$–	$–
Other long-term liabilities	(29.1)	(30.1)	(45.4)	(47.4)

Net amount recognized	$230.3	$200.3	$(45.4)	$(47.4)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits

In millions	2007	2006	2007	2006

Prior service cost/(credit)	$12.4	$20.2	$(7.8)	$(5.7)
Net actuarial loss	29.7	37.5	18.3	19.2

The accumulated benefit obligation for all defined benefit pension plans was $355.5 million and $366.7 million at December 31, 2007 and 2006, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits

	2007	2006	2007	2006

Discount rate – benefit obligation	6.25%	5.75%	6.25%	5.75%
Future compensation growth rate	4.0	4.0	4.0	–

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2007	2006

Projected benefit obligation	$29.3	$30.2
Accumulated benefit obligation	27.8	28.4
Fair value of plan assets	–	–

Net periodic benefit (income) cost includes the following components:

	Year Ended December 31

In millions	2007	2006	2005

Pension Benefits
Service cost	$9.6	$6.0	$3.7
Interest cost	21.8	20.1	16.3
Expected return on plan assets	(47.5)	(44.9)	(39.4)
Amortization of prior service cost	2.4	1.8	2.3
Amortization of actuarial loss	0.8	–	0.5

Net periodic benefit income	(12.9)	(17.0)	(16.6)
Special termination benefits	–	4.4	–

Total net periodic benefit income	$(12.9)	$(12.6)	$(16.6)

Other Benefits
Service cost	$2.0	$1.7	$1.1
Interest cost	3.0	3.0	2.7
Expected return on plan assets	(0.9)	–	–
Amortization of prior service cost	(1.0)	(0.7)	(0.7)
Amortization of actuarial loss	1.0	1.3	1.3

Net periodic benefit cost	4.1	5.3	4.4
Special termination benefits	–	3.3	–

Total net periodic benefit cost	$4.1	$8.6	$4.4

The estimated net loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $1.7 million and $0.3 million, respectively.

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31

	2007	2006	2005

Pension Benefits
Discount rate – benefit expense	5.75%	5.5%	5.75%
Future compensation growth rate	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.5	8.5	8.5

Other Benefits
Discount rate – benefit expense	5.75%	5.5%	5.75%
Expected long-term rate of return on plan assets	8.5	–	–

To develop the expected long-term rate of return assumption, we considered the historical returns and

GLATFELTER

the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates at December 31 were as follows:

	2007	2006

Health care cost trend rate assumed for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate rate	2015	2013

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point

In millions	increase	decrease

Effect on:
Post-retirement benefit obligation	$3.3	$(3.6)
Total of service and interest cost components	0.4	(0.4)

Plan Assets  Glatfelter’s pension plan weighted-average allocations at December 31, 2007 and 2006, by asset category, are as follows:

	2007	2006

Asset Category
Equity securities	72%	71%
Cash and fixed income	28	29

Total	100%	100%

Our objective is to achieve an above-market rate of return on our pension plan assets. Based upon this objective, along with the timing of benefit payments and the risks associated with various asset classes available for investment, we have established the following asset allocation guidelines:

	Minimum	Target	Maximum

Equity	60%	70%	80%
Fixed Income & Other	20	30	40

Real estate can be between 0% and 5% of the target equity allocation. Glatfelter stock can also be between 0% and 5% of the target equity allocation, although there were no holdings of Glatfelter stock as of December 31, 2007 or 2006. Our investment policy prohibits the investment in certain securities without the approval of the Finance Committee of the Board of Directors. Regarding Fixed Income securities, the weighted-average credit quality will be at least “AA” with a “BBB” minimum credit quality for each issue.

Cash Flow  We do not expect to make contributions to our qualified pension plans in 2008. Contributions expected to be made in 2008 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands

Nonqualified pension plans	$2,189
Other benefit plans	3,807

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension
In thousands	Benefits	Other Benefits

2008	$27,985	$5,429
2009	27,722	5,441
2010	27,145	5,471
2011	27,280	5,580
2012	27,135	5,493
2013 through 2017	137,969	26,843

Defined Contribution Plans We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $1.5 million, $1.2 million and $0.6 million in 2007, 2006 and 2005, respectively.

13.	INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2007	2006

Raw materials	$41,119	$38,539
In-process and finished	102,219	107,811
Supplies	49,704	45,931

Total	$193,042	$192,281

If we had valued all inventories using the average-cost method, inventories would have been $12.9 million and $13.3 million higher than reported at December 31, 2007 and 2006, respectively. During 2007 and 2005 we liquidated certain LIFO inventories, the effect of which did not have a significant impact on results of operations.

14.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2007	2006

Land and buildings	$136,875	$135,836
Machinery and equipment	960,133	911,964
Other	90,448	86,606
Accumulated depreciation	(680,804)	(617,444)

	506,652	516,962
Construction in progress	11,607	9,759
Timberlands, less depletion	1,607	2,146

Total	$519,866	$528,867

GLATFELTER

15.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets which are recorded in the caption “Other assets” in the accompanying Consolidated Balance Sheets:

	December 31
In thousands	2007	2006

Goodwill – Composite Fibers	$18,520	$15,198

Specialty Papers
Customer relationships	$6,155	$5,958
Composite Fibers
Technology and related	5,409	4,659
Customer relationships	401	346

Total intangibles	11,965	10,963
Accumulated amortization	(1,032)	(638)

Net intangibles	$10,933	$10,325

In thousands	2007	2006

Aggregate amortization expense:
2007	$1,032	$638
Estimated amortization expense:
2008	1,032
2009	1,032
2010	1,032
2011	1,032
2012	1,032

In connection with the acquisition of MPL, we recorded $2.2 million of goodwill. The balance of the increase in goodwill was due to foreign currency translation adjustments. The remaining weighted average useful life of intangible assets was 10 years at December 31, 2007.

16.	OTHER ASSETS

Other assets consist of the following:

	December 31
In thousands	2007	2006

Pension	$259,445	$230,400
Installment notes receivable	81,020	37,850
Goodwill and intangibles	29,453	25,523
Other	23,871	27,965

Total	$393,789	$321,738

17.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2007	2006

Accrued payroll and benefits	$37,210	$34,790
Other accrued compensation and retirement benefits	5,963	8,752
Income taxes payable	10,195	602
Accrued rebates	19,707	17,849
Other accrued expenses	28,041	28,489

Total	$101,116	$90,482

18.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2007	2006

Revolving credit facility, due April 2011	$35,049	$64,795
Term Loan, due April 2011	43,000	96,000
7 1/8% Notes, due May 2016	200,000	200,000
Note payable due March 2013	34,000	34,000

Total long-term debt	312,049	394,795

Less current portion	(11,008)	(19,500)

Long-term debt, excluding current portion	$301,041	$375,295

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

We have the right to prepay the term loan and revolving credit borrowings in whole or in part without premium or penalty, subject to timing conditions related to the interest rate option chosen. If certain prepayment events occur, such as a sale of assets or the incurrence of additional indebtedness in excess of $30.0 million in the aggregate, we must repay a specified portion of the term loan within five days of the prepayment event.

The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit

GLATFELTER

agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which there were none at December 31, 2007, would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and acceleration of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

This new credit facility replaced our prior credit facility which would have matured in June 2006. A portion of the proceeds from the new credit facility were used to finance the Chillicothe acquisition.

On April 28, 2006, we completed an offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering and were primarily to redeem $150.0 million aggregate principal amount of our then outstanding 6 7/8% notes due July 2007, plus the payment of applicable redemption premium and accrued interest.

Interest on these Senior Notes accrues at the rate of 7 1/8% per annum and is payable semiannually in arrears on May 1 and November 1.

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

On March 21, 2003, we sold approximately 25,500 acres of timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. The note receivable is recorded as “Other assets” in the accompanying consolidated balance sheet. We pledged this note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the “Note Payable”). The Note Payable bears interest at a fixed rate of 3.82% and was scheduled to mature in March 2008. In February 2008, we amended the Note Payable to extend its maturity until March 26, 2013. In addition, the amendment provides that, beginning on March 26, 2008, the Note Payable will bear a fixed rate of interest to be based on the three month LIBOR plus 0.50% as of March 24, 2008.

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2008	$11,008
2009	13,759
2010	13,759
2011	39,523
2012	–
Thereafter	234,000

P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.

At December 31, 2007 and 2006, we had $14.1 million and $8.1 million, respectively, of letters of credit issued to us by a financial institution. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit provide financial assurances for i) commitments made related to the Fox River environmental matter, ii) for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program, and iii) assurance related to the purchase of certain utilities for our manufacturing facilities. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. As of December 31, 2007, no amounts were outstanding under the letters of credit.

In January 2008, we entered into a $36.7 million term loan agreement (the “2008 Term Loan”) with SunTrust. The 2008 Term Loan matures in five years, bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum and is secured by, among other assets, a $43.2 million note received from the buyers of certain timberland sold in November 2007. For a more complete description of the 2008 Term Loan, refer to Note 24.

19.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2007	2006	2005

Shares outstanding at beginning of year	44,821	44,132	43,950
Treasury shares issued for:
Restricted stock performance awards	–	14	–
401(k) plan	206	108	62
Director compensation	11	7	9
Employee stock options exercised	105	560	111

Shares outstanding at end of year	45,143	44,821	44,132

GLATFELTER

20.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments  The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year. Other contractual obligations primarily represent minimum purchase commitments under energy and pulp wood supply contracts and other purchase obligations.

In thousands	Leases	Other

2008	$3,044	$86,011
2009	2,372	16,541
2010	1,723	–
2011	1,187	–
2012	868	–
Thereafter	7,464

At December 31, 2007, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $16.7 million and $102.6 million, respectively.

Contingencies

Fox River – Neenah, Wisconsin

Background  We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay. As part of the 1979 acquisition of the Bergstrom Paper Company we acquired a facility located at this site (the “Neenah Facility”). In part, the Neenah Facility used wastepaper as a source of fiber. At no time did the Neenah Facility utilize PCBs in the pulp and paper making process, but discharges to the lower Fox River from the facility which may have contained PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that the Neenah Facility discharged into the lower Fox River resulted from the presence of PCBs in NCR®-brand carbonless copy paper in the wastepaper that was received from others and recycled. We closed the Neenah Facility in June 2006.

As discussed below, various state and federal governmental agencies have formally notified nine potentially responsible parties (“PRPs”), including us, that they are potentially responsible for response costs and “natural resource damages” (“NRDs”) arising from PCB contamination at the Lower Fox River and Green Bay Superfund Site, Green Bay, Wisconsin (“Site”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and other statutes. The other identified PRPs are NCR Corporation, Appleton Paper Inc., Georgia Pacific Corp. (formerly Fort Howard Corp. and Fort James O perating Company), WTM I Company (“WTM I”, a subsidiary of Chesapeake Corp.), Riverside Paper Corporation, U.S. Paper Mills Corp. (a subsidiary of Sonoco Products Company), Sonoco Products Company, Menasha Corporation, and the U.S. Army Corps of Engineers.

The United States, on behalf of certain governmental authorities, is pursuing responsible parties to remediate the contaminated areas of the Site, to satisfy Natural Resource Damage claims, and to reimburse the governmental authorities for past costs. The areas of the lower Fox River and in the Bay of Green Bay in which PCB contamination exists are commonly referred to as Operable Unit 1 (“OU1”), which consists of Little Lake Butte des Morts, the portion of the river that is closest to the Neenah Facility, Operable Unit 2 (“OU2”), which is the portion of the river between dams at Appleton and Little Rapids, and Operable Units 3 through 5 (“OU3-5”), an area approximately 20 miles downstream from the Neenah Facility.

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

The following table summarizes the potential range of costs to satisfy total claims associated with the Fox River matter based on the best available estimates. Such amounts are not necessarily indicative of our share of responsibility:

In millions	Low	High

OU1	$93	$137
OU2 – OU5	270	499
Natural Resource Damages (NRD)	76	333

OU1 is currently the only area of the Site in which we, together with WTM I, are conducting remediation activities. With respect to OU1, the high end of the range set forth above assumes dredging of contamination as opposed to the use of alternative remedies. As discussed below, the revised final plan provides for the use of an alternative remedial approach rather than dredging as originally proposed and approved by the United States. Based on discussions to date, we believe dredging the entire OU1 is remote. To date, approximately $63 million of

GLATFELTER

escrowed funds have been spent on OU1 remediation. The range of costs set forth above for OU2-5 is based on the United States’ estimated cost of $390 million as set forth in the amended ROD issued in June 2007 plus or minus a 30% contingency factor. However, independent estimates of the cost to complete the remediation of OU2-5 provided to us by other parties indicate the costs likely to be incurred to remediate this portion of the Site could total amounts significantly greater than the United States’ estimate. The range of NRD is based on recently obtained information that indicated $76 million represents the best estimate of NRDs.

Reserves for Fox River Environmental Liabilities

We have reserves for existing environmental liabilities and for those environmental matters for which it is probable that a claim will be made and for which the amount of the obligation is reasonably estimable. The following table summarizes information with respect to such reserves.

	December 31
In millions	2007	2006

Recorded as:
Environmental liabilities	$7.0	$5.5
Other long-term liabilities	20.0	2.2

Total	$27.0	$7.7

With respect to the amounts set forth above, the caption “environmental liabilities” on the consolidated balance sheet represents the current portion of our reserves. Such classification is based on our best estimate as to when the liability is expected to require the use of funds to settle the underlying obligation. As discussed later in this disclosure, during 2007, we recorded additional charges of $26.0 million associated with the Fox River matter in our results of operations.

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

In the first quarter of 2004, the United States District Court for the Eastern District of Wisconsin approved a consent decree regarding OU1 (“the OU1 Consent Decree”). Under terms of the OU1 Consent Decree, we and WTM I each agreed to pay approximately $27 million, of which $25 million from each was placed in escrow to fund response work at OU-1 (“OU-1 Escrow Account”). The remaining amount that the parties agreed to pay under the Consent Decree includes payments for NRD and NRD assessment and other past costs incurred by the governments. In addition, the EPA agreed to contribute $10 million from another settlement to the OU1 Escrow Account for the OU1 cleanup. As a result of these contributions, the total amount of funds initially available for remediation of OU1 totaled $60 million.

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

Recent activity  In late 2006, Glatfelter and WTM I jointly submitted a proposed Final Plan for the completion of the remediation of OU1 (the “Final Plan”) to Wisconsin DNR and EPA. The Final Plan proposed the use of engineered capping of certain areas of the Site as opposed to dredging sediment. Throughout 2007, we and WTM I engaged in discussions with the government agencies concerning the Final Plan. In the first quarter of 2007, after reviewing more refined cost estimates for the OU1 remediation and our projected estimates of the funds that would be available in the OU1 Escrow Account to implement the Final Plan, we revised our cost estimates to implement the Final Plan (including work already performed). As a result of the revised cost estimate to complete the remedy of OU1, we increased our reserve in the first quarter of 2007 by $6.0 million. Further, we and WTM I agreed to address a potential shortfall in the OU1 Escrow Account by executing a supplement to the OU1 Consent Decree which provided that we each would pay an additional $6.0 million into the OU1 Escrow Account.

Subsequently, and as discussed below in June 2007 the agencies issued an amended ROD for operable units (or OUs) 2-5 which included the use of alternative remedies similar to, but more extensive than, those in the proposed Final Plan. In addition, during the third quarter of 2007 the agencies informed us that they would require capping or dredging in large portions of OU1 that we and WTM1 had proposed in the Final Plan not to remediate due to the relatively low levels of contamination. As a result, we and WTM 1, in the fourth quarter of 2007, submitted a proposed revised Final Plan to the agencies that was consistent with the agencies’ new requirements (Revised Final Plan). The estimated cost to implement the Revised Final Plan is higher than that estimated to implement the Final Plan.

In the fourth quarter of 2007, EPA and WDNR proposed to amend the OU1 ROD to adopt the Revised Final Plan. The agencies estimated the cost to implement the Revised Final Plan to be between $90 and $110 million. While the parties have proceeded as if this amendment will be approved and EPA has initiated the amendment process, EPA has not yet issued an amended OU1 ROD.

In October 2007, we and WTM I reached an agreement with another PRP, Menasha Corporation (“Menasha”) which requires Menasha to deposit $7 million to the OU1 Escrow Account to secure performance of the remediation work in OU1 that is currently planned for 2008 (the “PRP’s Funds”). We have agreed with Menasha and WTM I to provide the funds required to complete OU-1 on an interim basis, and there is no agreement that the amounts individually paid by each party either equal or exceed that party’s fair or allocable share of those costs. That agreement was memorialized in a Second Agreed Supplement to the OU1 Consent Decree, filed in November 2007. However, claims between us and WTM may be barred by statute and the OU1 Consent Decree, so any adjustment to our and WTM I’s relative allocable shares would have to come through differential recoveries from other parties who have not paid their fair or allocable share of the OU1 costs.

The United States and the State of Wisconsin have also demanded that we and WTM enter into an amended OU1 Consent Decree that commits us to complete the OU1 remedy without a budget limitation. We are engaged in discussions with the United States and the State of Wisconsin regarding their demand, but have not yet reached an agreement with regard to completing the OU1 remediation.

Also in the third quarter 2007, we conducted a pilot project to validate certain aspects of the Final Plan, including evaluating the engineered capping and covering of contaminated areas in OU1. The aggregate impact of the revised cost estimates to implement the Revised Final Plan, the agreement with Menasha for additional funding and the estimated cost impact of other developments discussed above regarding the site, are reflected in the additional $20 million charge taken in the third quarter of 2007.

Based on information currently available to us, subject to i) government approval of the Revised Final Plan; ii) the successful negotiation of acceptable and cost effective contracts to complete the proposed OU1 remediation activities; and iii) efficient implementation of the engineered cap and cover in designated areas of OU1 by our remediation contractor, we believe the required OU1 remedial actions can be completed for amounts reserved as of December 31, 2007 together with earnings on the funds currently on deposit in the escrow account and other assets available.

OUs 3 – 5 In July 2003, the EPA and the Wisconsin DNR issued a ROD (the “OU3-5 ROD”) for the cleanup of OU3 – 5. The OU3-5 ROD calls for the removal of 6.5 million cubic yards of sediment and certain monitoring at an estimated cost of $324.4 million but could, according to the OU3-5 ROD, cost within a range from approximately $227.0 million to $486.6 million. The most significant

GLATFELTER

component of the estimated costs is attributable to large-scale sediment removal by dredging.

In 2004, NCR Corp. and Georgia Pacific Corp. entered into an agreement with the United States EPA under which they agreed to perform the Remedial Design for OU 3-5. After gathering samples to perform the Remedial Design for OU 3-5, elevated concentrations of PCBs were identified in sediments along the west bank of OU4, just downstream of the DePere Dam in Brown County, Wisconsin. Subsequently, in 2006, the United States filed a proposed Consent Decree with the U.S. District Court for the Eastern District of Wisconsin, which the court subsequently entered and under which NCR Corp. and Sonoco-U.S. Mills agreed to perform certain response actions regarding these sediments, on an expedited basis. During 2007, NCR Corp and Sonoco-U.S. Mills commenced this work.

Recent Activity  In February 2007, we, along with the eight other PRPs identified above, received a General Notice Letter from the EPA requesting that each PRP advise the EPA of their willingness to discuss their liability for the costs to remediate OU2-5 (the governments now having demanded a small amount of cleanup in the downstream end of OU2) and to provide a good faith offer to settle by April 1, 2007. Since the receipt of this letter, the PRPs have engaged in discussions to explore a potential settlement of the asserted claims. In an attempt to resolve their disputes concerning allocation of liability, we, together with the other PRPs who received the General Notice Letter, have agreed to participate in non-binding mediation. The mediation, so far, has not resulted in any agreement as to allocation but is continuing. We do not know at this time whether an agreement will be reached between the governments and any PRPs to complete the remediation of OU2-5.

In June 2007, the EPA and the Wisconsin DNR issued an amended ROD covering Operable Units 2-5 (the “Amended OU2-5 ROD”) that primarily, among other matters, expanded the Remedial Design provided for under the original OU3-5 ROD to include the use of engineered caps as an alternative to dredging. The Amended OU3-5 ROD estimates the total projected costs to be approximately $385 million.

In the fourth quarter of 2007, EPA issued a unilateral administrative order (“UAO”) to us and to seven other respondents: Appleton Papers, Inc., CBC Coating, Inc. (a party related to Riverside Paper Corporation), Georgia-Pacific Consumer Products, LP, Menasha Corporation, U.S. Paper Mills Corp., and WTM I Company. That UAO required parties other than us to take certain actions now to prepare for full-scale dredging of OU3-5, and then requires all parties, beginning in August 2008, to begin to implement the Amended OU2-5 ROD.

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

Litigation Activity  In response to the issuance of the UAO in the fourth quarter of 2007, we filed a motion for a case management order in the pending proceeding, United States v. P.H. Glatfelter Co., No. 2:03-cv-949-LA, in which the OU1 Consent Decree has been entered. That motion observed that, in light of the United States’ issuance of the UAO, the OU1 Consent Decree does not resolve some of the claims asserted by the United States and the State of Wisconsin in that law suit. Accordingly, that motion sought an order establishing a procedure for litigating those claims, and through which we could assert our defenses. The United States and the State of Wisconsin opposed that motion. On February 13, 2008, the Court issued an Order denying our motion having concluded that the United States’ complaint and the

GLATFELTER

associated OU1 Consent Decree referred only to cleanup activities at OU1 and not the entire Site. We disagree and are currently evaluating whether to appeal the Court’s denial of our motion.

During the first quarter of 2008, Appleton Papers, Inc., and NCR Corporation terminated their tolling and forbearance agreements with all other PRPs, and commenced a lawsuit against George A. Whiting Paper Company (“Whiting”). Their lawsuit against Whiting seeks allocation of all costs of response incurred associated with lower Fox River contamination. At the same time, Appleton Papers, Inc., and NCR Corporation sought and obtained leave to add additional parties following the termination of existing agreements with certain PRPs which prohibited NCR from commencing litigation against those PRPs. During the first quarter of 2008, NCR joined us and Menasha in the Whiting lawsuit. We are currently reviewing the complaint in Whiting lawsuit and intend to defend the lawsuit.

Reserves for the Fox River Site  At December 31, 2007, the OU1 Escrow Account balance totaled $1.9 million none of which was allocable to our portion. In addition to the Escrow Account balance, as discussed above, Menasha has agreed to contribute $7 million to the Escrow Account and we and WTM I each will provide an additional $6 million towards OU1 remediation in 2008. Our committed share is recorded in the accompanying Consolidated Balance Sheet under the caption “Environmental liabilities.”

As a result of the recent developments concerning the Fox River including: (i) our revised cost estimates for the Revised Final Plan; (ii) developments in the ongoing PRP mediation and discussions with other PRPs; and (iii) the then anticipated issuance of the UAO by the United States; we recorded an additional charge of $20 million in the third quarter 2007 to satisfy both our obligations at OU1 and all pending, threatened or asserted and unasserted claims against us for the Fox River including our claimed liability for the remediation of OU3-5. This additional charge represents our current assessment of the ultimate costs to be incurred by us associated with the Revised Final Plan and any settlement of liability for NRDs and for remediation of OU 3-5. As of December 31, 2007, our reserve for the Fox River environmental liability totaled $27.0 million. Our reserve includes amounts originally established in 2003 and adjustments in the first and third quarter of 2007 increasing the liability by $26 million offset by expenditures related to remediation activities.

We believe that we have strong defenses to liability for remediation of OU2-5 including the existence of ample credible data that indicates that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup in OU2-5. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the OU2-5 work, NCR and Appleton Papers have commenced the Whiting litigation and have joined us and other litigation associated with the remediation of the Site is likely. Even if we are not successful in establishing that we are not liable for the remediation of OU2-5, we do not believe that we would be allocated a significant percentage share of liability in any equitable allocation of the remediation costs and other potential damages associated with OU2 – 5. The accompanying consolidated financial statements do not include reserves for any future litigation or defense costs for the Fox River, and because litigation has commenced, the costs to do so could be significant.

Other than with respect to the OU1 Consent Decree, the amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liabilities cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the response actions that may ultimately be required, the availability of remediation equipment, and landfill space, and the number and financial resources of any other PRPs.

Other Information  The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate the Neenah Facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the volumetric estimates contained in the studies are based on assumptions that are unsupported by existing evidence. We believe that our volumetric contribution is significantly lower than the estimates set forth in these studies. Further, we do not believe that a volumetric allocation would constitute an equitable allocation of the potential liability for the contamination. Other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

We previously entered into interim cost-sharing agreements with four of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site

GLATFELTER

(“Interim Cost Sharing Agreements”). These interim cost-sharing agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.

We also believe that there exist additional potentially responsible parties other than the nine PRPs who were issued the General Notice Letter for OU2-5. For instance, certain of the identified PRPs discharged their wastewater through public wastewater treatment facilities, which we believe makes the owners of such facilities potentially responsible in this matter. We also believe that entities providing PCB-containing wastepaper to each of the recycling mills are also potentially responsible in this matter.

While the OU1 Consent Decree, as amended, provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it may not completely resolve our exposure at the Site. We note that EPA has issued a UAO to us calling for further work, and Appleton Papers and NCR have commenced the Whiting litigation that may become more complicated and involve additional parties. We cannot predict the magnitude or outcome of the Whiting litigation or any other litigation related to this matter.

Range of Reasonably Possible Outcomes  Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with the United States and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of currently available information and experience regarding the cleanup of hazardous substances, we believe that it is reasonably possible that our costs associated with the Fox River matter discussed herein may exceed the amount of charges taken by amounts that may prove to be insignificant or that could range, in the aggregate, up to approximately $195 million, over a period that is undeterminable but that could range beyond 15 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.

In our estimate of the upper end of the range of reasonably possible outcomes for the Site, we have considered: (i) the remedial actions agreed upon to date under the OU1 Consent Decree; and (ii) the requirements of the Amended OU2-5 ROD. We have also assumed successful implementation of the Amended OU2-5 ROD, although at a significantly higher cost than estimated in the Amended OU2-5 ROD. We have also assumed our share of the ultimate liability to be 18%, which is significantly higher than we believe is appropriate or than we will incur, and that our ultimate liability for NRDs government oversight costs and for reimbursement of expenses from other parties, although reasonably possible, is unlikely to be significant.

Based on currently available information, including actual remediation costs incurred to date, we believe that the remediation of OU1 as proposed in the Revised Final Plan can be completed with available amounts in the OU1 Escrow Account, the amounts committed to be funded and the amounts currently reserved. Our assessment assumes that: 1) the Revised Final Plan will be approved by the United States; 2) we and WTM I successfully negotiate acceptable contracts to complete remediation activities; and 3) the OU1 remediation contractor will successfully implement the Revised Final Plan. However, if we are unsuccessful in managing our costs to implement the Revised Final Plan additional charges may be necessary and such amounts could be material.

The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes strict joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site.

In estimating both our current reserves for environmental remediation at the Site, we have assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs at the Site who are also potentially jointly and severally liable. The ability of other PRPs to participate has also been taken into account in preparing our estimates, and is generally based on our evaluation of recent publicly available financial information on each PRP, and any known insurance, indemnity or cost sharing agreements between PRPs and third parties.

In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate

GLATFELTER

our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Fox River site.

Summary  Our current assessment is that we will be able to manage these environmental matters without a long-term, material adverse impact on the Company. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the Fox River site, if we are not successful in managing the completion of the remaining remedial work at OU1 and/or should the United States seek to enforce the UAO for OU2-5 against us which requires us to either perform directly or contribute significant amounts towards the performance of that work, such developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and may result in a default under our loan covenants.

Ecusta Division Matters

At December 31, 2007, we had reserves for various matters associated with our former Ecusta Division. Summarized below is the activity in these reserves during the period indicated:

	Ecusta
	Environmental	Workers’
In thousands	Matters	Comp	Other	Total

Balance, Jan. 1, 2007	$7,202	$1,409	$–	$8,611
Accruals	258	125	–	383
Payments	(1,024)	(997)	–	(2,021)

Dec. 31, 2007	$6,436	$537	$–	$6,973

Balance, Jan. 1, 2006	$8,105	$1,913	$3,300	$13,318
Accruals	–	–	–	–
Payments	(903)	(504)	(3,262)	(4,669)
Other adjustments	–	–	(38)	(38)

Dec. 31, 2006	$7,202	$1,409	$–	$8,611

Balance, Jan. 1, 2005	$6,391	$2,144	$3,300	$11,835
Accruals	2,700	–	–	2,700
Payments	(986)	(231)	–	(1,217)

Dec. 31, 2005	$8,105	$1,913	$3,300	$13,318

With respect to the reserves set forth above as of December 31, 2007, $3.7 million is recorded under the caption “Other current liabilities” and $3.3 million is recorded under the caption “Other long-term liabilities” in the accompanying consolidated balance sheets.

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

Ecusta Environmental Matters  Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and the New Buyers regarding, among other environmental issues, certain landfill closure liabilities associated with the Ecusta mill and its properties (the “Ecusta Property”). The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta Property and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, we established reserves approximating $7.6 million representing estimated closure costs. In March 2004 and September 2005, NCDENR issued us separate orders requiring the closure of two of the three landfills at issue. We have completed the closure of these two landfills and are in the process of closing the third; in addition, we have accepted responsibility for decommissioning a fourth landfill (collectively, the “Landfill Closure and Post-Closure Obligations”).

In September 2005 we established a $2.7 million reserve for potential environmental liabilities associated with the Ecusta Property relating to: (i) mercury releases from the Electro-Chemical Building; (ii) contamination in and operation of the aeration and stabilization basin (the “ASB”), which is part of the Ecusta Property’s wastewater treatment system; (iii) a previously closed ash landfill (“Brown #1

GLATFELTER

Landfill”); and (iv) contamination in the vicinity of a former caustic building.

On November 15, 2006, Olin Corporation (“Olin”), a former owner of the Ecusta Property, filed a First Amended Complaint against us in the United States District Court for the Western District of North Carolina asking the court for a declaratory judgment that under the terms of a Purchase Agreement, Olin is not liable for certain environmental contamination that occurred at the Ecusta Property during the time period when Olin owned such facility. We answered and filed a counterclaim against Olin, alleging claims for (i) fraud and fraudulent omissions; (ii) negligent misrepresentation; and (iii) violation of the North Carolina Unfair and Deceptive Trade Practices Act. Specifically, we alleged that Olin had knowledge of extensive environmental contamination at the Ecusta Property, but that it had concealed this information in the course of negotiating the sale of the property in 1985 to our predecessor. The parties are currently engaged in the discovery process. We intend to vigorously defend and prosecute this action.

Recent Activities  On January 25, 2008, we entered into a series of agreements (the “DRV Transaction”) pursuant to which we transferred potential liabilities for certain environmental matters at the Ecusta Property to Davidson River Village, LLC (“DRV”), which contemporaneously purchased the facility from the New Buyers. As part of the DRV Transaction, DRV assumed, and indemnified us for, liability arising from environmental matters and conditions at the Ecusta Property with certain enumerated exceptions, including the Landfill Closure and Post-Closure Obligations and investigation and remediation (if necessary) of any pollutants that may have migrated from the Ecusta Property to the Davidson and French Broad Rivers (the “River Areas”), which liabilities were retained by us.

DRV’s assumption of liability and indemnification of us was secured in a number of ways: (i) an escrow account in the amount of $4.4 million, of which we contributed $2.2 million, was established to pay for the estimated cost of the assessment and remediation of on-site mercury contamination at the Ecusta Property; (ii) DRV caused two irrevocable letters of credit totaling $7.0 million to be issued by Bank of America in our favor; and (iii) DRV purchased environmental insurance to cover up to $11.4 million of potential remediation cost overruns and $25 million of potential third party liability. Thus, in consideration of the amount we contributed to the escrow account and bearing a share of the cost of the insurance policies, our potential liability for future claims with respect to the previously disclosed environmental matters has been transferred to DRV. Our reserve, at December 31, 2007, associated with this matter was adequate to cover the amounts contributed towards resolution of these matters.

With respect to the River Areas, we entered into two agreements with the U.S. Environmental Protection Agency (“EPA”) and/or NCDENR. Specifically, we agreed to determine the nature and extent of contamination and threat to the public health, welfare or the environment caused by hazardous substances released from the Ecusta Property to the River Areas and, if necessary, to identify and evaluate remedial alternatives to prevent, mitigate or remedy such a release. In the event the results of this study indicates the existence of a material contamination, additional activities may be required and further charges could be necessary.

Workers’ Compensation  Prior to 2003, we established reserves related to potential workers’ compensation claims associated with the former Ecusta Division, which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees injured during their employment at the Ecusta facility prior to our sale of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note 20.

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

GLATFELTER

21.	SEGMENT AND GEOGRAPHIC INFORMATION

The following table sets forth profitability and other information by business unit for the year ended December 31:

	Specialty Papers			Composite Fibers			Other and Unallocated			Total

In millions	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005

Net sales	$802,293	$693,660	$380,923	$346,030	$292,751	$198,137	$–	$–	$61	$1,148,323	$986,411	$579,121
Energy sales, net	9,445	10,726	10,078		–	–	–	–	–	9,445	10,726	10,078

Total revenue	811,738	704,386	391,001	346,030	292,751	198,137	–	–	61	1,157,768	997,137	589,199
Cost of products sold	721,216	635,143	340,629	287,606	246,797	166,153	(7,366)	9,903	(14,759)	1,001,456	891,843	492,023

Gross profit (loss)	90,522	69,243	50,372	58,424	45,954	31,984	7,366	(9,903)	14,820	156,312	105,294	97,176
SG&A	56,561	50,285	39,876	32,541	28,458	21,282	27,042	13,738	6,475	116,144	92,481	67,633
Restructuring charges	–	–	–	–	–	–	35	30,318	1,564	35	30,318	1,564
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(78,685)	(17,394)	(22,053)	(78,685)	(17,394)	(22,053)
Gain on insurance recoveries	–	–	–	–	–	–	–	(205)	(20,151)	–	(205)	(20,151)

Total operating income (loss)	33,961	18,958	10,496	25,883	17,496	10,702	58,974	(36,360)	48,985	118,818	94	70,183
Nonoperating income (expense)	–	–	–	–	–	–	(24,884)	(22,322)	(10,043)	(24,884)	(22,322)	(10,043)

Income (loss) before income taxes	$33,961	$18,958	$10,496	25,883	$17,496	$10,702	34,090	$(58,682)	$38,942	$93,934	$(22,228)	$60,140

Supplemental Data
Plant, equipment and timberlands, net	$287,107	$315,556	$335,745	$232,759	$213,311	$143,083	–	–	–	$519,866	$528,867	$478,828
Capital expenditures	17,395	36,484	21,413	11,565	7,976	9,611	–	–	–	28,960	44,460	31,024
Depreciation, depletion and amortization	34,882	32,824	35,781	21,119	17,197	14,866	–	–	–	56,001	50,021	50,647

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

Management evaluates results of operations of the business units before non-cash pension income, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

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

We sell a significant portion of our specialty papers through wholesale paper merchants. No individual customer accounted for more than 10% of our consolidated net sales in 2007, 2006 or 2005.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2007		2006		2005

		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$832,724	$287,107	$719,720	$315,556	$399,705	$335,745
Germany	190,796	133,505	173,267	128,290	143,227	123,685
United Kingdom	87,054	74,000	60,115	63,061	–	–
Other	37,749	25,254	33,309	21,960	36,189	19,398

Total	$1,148,323	$519,866	$986,411	$528,867	$579,121	$478,828

GLATFELTER

22.	GUARANTOR FINANCIAL STATEMENTS

Our 7 1/8% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.

The following presents our consolidating statements of income and cash flow for the years ended December 31, 2007, 2006 and 2005 and our consolidating balance sheets as of December 31, 2007 and 2006. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the
year ended December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$802,293	$42,801	$346,030	$(42,801)	$1,148,323
Energy sales – net	9,445	–	–	–	9,445

Total revenues	811,738	42,801	346,030	(42,801)	1,157,768
Costs of products sold	716,015	40,181	287,931	(42,671)	1,001,456

Gross profit	95,723	2,620	58,099	(130)	156,312
Selling, general and administrative expenses	80,112	1,845	34,187	–	116,144
Shutdown and restructuring charges	201	–	(166)	–	35
Gains on dispositions of plant, equipment and timberlands, net	76	(78,761)	–	–	(78,685)
Gains from insurance recoveries	–	–	–	–	–

Operating income (loss)	15,334	79,536	24,078	(130)	118,818
Non-operating income (expense)
Interest expense	(26,980)	(3)	(2,039)	–	(29,022)
Other income (expense) – net	75,806	15,910	(5,939)	(81,639)	4,138

Total other income (expense)	48,826	15,907	(7,978)	(81,639)	(24,884)

Income (loss) before income taxes	64,160	95,443	16,100	(81,769)	93,934
Income tax provision (benefit)	688	35,992	555	(6,773)	30,462

Net income (loss)	$63,472	$59,451	$15,545	$(74,996)	$63,472

Condensed Consolidating Statement of Income for the
year ended December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$693,661	$36,432	$292,750	$(36,432)	$986,411
Energy sales – net	10,726	–	–	–	10,726

Total revenues	704,387	36,432	292,750	(36,432)	997,137
Costs of products sold	647,877	33,340	247,041	(36,415)	891,843

Gross profit	56,510	3,092	45,709	(17)	105,294
Selling, general and administrative expenses	60,119	2,501	29,861	–	92,481
Shutdown and restructuring charges	29,073	–	1,245	–	30,318
Gains on dispositions of plant, equipment and timberlands, net	(1,761)	(15,960)	327	–	(17,394)
Gains from insurance recoveries	(205)	–	–	–	(205)

Operating income	(30,716)	16,551	14,276	(17)	94
Non-operating income (expense)
Interest expense	(20,942)	(463)	(3,048)	–	(24,453)
Other income (expense) – net	22,643	14,767	(5,477)	(29,802)	2,131

Total other income (expense)	1,701	14,304	(8,525)	(29,802)	(22,322)

Income (loss) before income taxes	(29,015)	30,855	5,751	(29,819)	(22,228)
Income tax provision (benefit)	(16,779)	11,062	1,908	(6,183)	(9,992)

Net income (loss)	$(12,236)	$19,793	$3,843	$(23,636)	$(12,236)

GLATFELTER

Condensed Consolidating Statement of Income for the
year ended December 31, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$380,906	$34,334	$198,254	$(34,373)	$579,121
Energy sales – net	10,078	–	–	–	10,078

Total revenues	390,984	34,334	198,254	(34,373)	589,199
Costs of products sold	326,433	33,101	167,157	(34,668)	492,023

Gross profit	64,551	1,233	31,097	295	97,176
Selling, general and administrative expenses	44,381	1,798	21,454	–	67,633
Shutdown and restructuring charges	–	–	1,564	–	1,564
Gains on dispositions of plant, equipment and timberlands, net	(881)	(21,213)	41	–	(22,053)
Gains from insurance recoveries	(20,151)	–	–	–	(20,151)

Operating income	41,202	20,648	8,038	295	70,183
Non-operating income (expense)
Interest expense	(10,730)	–	(2,353)	–	(13,083)
Other income (expense) – net	16,697	8,231	(1,330)	(20,558)	3,040

Total other income (expense)	5,967	8,231	(3,683)	(20,558)	(10,043)

Income (loss) before income taxes	47,169	28,879	4,355	(20,263)	60,140
Income tax provision (benefit)	8,560	11,956	1,808	(793)	21,531

Net income (loss)	$38,609	$16,923	$2,547	$(19,470)	$38,609

Condensed Consolidating Balance Sheet as of December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,693	$162	$22,978	$–	$29,833
Other current assets	257,804	277,958	37,008	(229,191)	343,579
Plant, equipment and timberlands – net	279,511	7,591	232,764	–	519,866
Other assets	749,913	212,513	(78,513)	(490,124)	393,789

Total assets	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities	$319,516	$39,285	$64,423	$(225,668)	$197,556
Long-term debt	267,041	–	34,000	–	301,041
Deferred income taxes	138,615	33,557	32,236	(15,252)	189,156
Other long-term liabilities	92,681	14,310	8,489	7,766	123,246

Total liabilities	817,853	87,152	139,148	(233,154)	810,999
Shareholders’ equity	476,068	411,072	75,089	(486,161)	476,068

Total liabilities and shareholders’ equity	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

GLATFELTER

Condensed Consolidating Balance Sheet as of December 31, 2006

			Non	Adjustments/
In thousands	Parent Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$10,227	$546	$11,212	$–	$21,985
Other current assets	234,038	10,083	114,983	(6,051)	353,053
Plant, equipment and timberlands – net	302,606	12,945	213,316	–	528,867
Other assets	1,269,299	475,354	(153,452)	(1,269,463)	321,738

Total assets	$1,816,170	$498,928	$186,059	$(1,275,514)	$1,225,643

Liabilities and Shareholders’ Equity
Current liabilities	$157,029	$2,753	$36,375	$(2,867)	$193,290
Long-term debt	329,516	–	45,779	–	375,295
Deferred income taxes	137,180	18,112	29,472	(2,105)	182,659
Other long-term liabilities	804,077	91,418	25,844	(835,308)	86,031

Total liabilities	1,427,802	112,283	137,470	(840,280)	837,275
Shareholders’ equity	388,368	386,645	48,589	(435,234)	388,368

Total liabilities and shareholders’ equity	$1,816,170	$498,928	$186,059	$(1,275,514)	$1,225,643

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2007

			Non	Adjustments/
In thousands	Parent Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$92,366	$(40,334)	$48,300	$–	$100,332
Investing activities
Purchase of plant, equipment and timberlands	(16,334)	(1,091)	(11,535)	–	(28,960)
Proceeds from disposal plant, equipment and timberlands	199	41,041	376	–	41,616
Acquisition of Lydney mill, Chillicothe and Caerphilly	–	–	(7,923)	–	(7,923)

Total investing activities	(16,135)	39,950	(19,082)	–	4,733
Financing activities
Net (repayments of) proceeds from indebtedness	(71,570)	–	(19,002)	–	(90,572)
Payment of dividends	(16,350)	–	0	–	(16,350)
Other	7,551	–	0	–	7,551

Total financing activities	(80,369)	–	(19,002)	–	(99,371)
Effect of exchange rate on cash	604	–	1,550	–	2,154

Net increase (decrease) in cash	(3,534)	(384)	11,766	–	7,848
Cash at the beginning of period	10,227	546	11,212	–	21,985

Cash at the end of period	$6,693	$162	$22,978	–	$29,833

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(75,468)	$23,795	$13,860	$9,386	$(28,427)
Investing activities
Purchase of plant, equipment and timberlands	(35,527)	(957)	(7,976)	–	(44,460)
Proceeds from disposal plant, equipment and timberlands	4,632	16,436	3	–	21,071
Proceeds from sale of subsidiary, net of cash dividend	(89,217)	(69,225)	–	–	(158,442)

Total investing activities	(120,112)	(53,746)	(7,973)	–	(181,831)
Financing activities
Net (repayments of) proceeds from indebtedness	199,016	–	(8,476)	(9,419)	181,121
Payment of dividends	(16,023)	–	–	–	(16,023)
Proceeds from stock options exercised	8,290	–	–	–	8,290

Total financing activities	191,283	–	(8,476)	(9,419)	173,388
Effect of exchange rate on cash	–	2	1,411	–	1,413

Net increase (decrease) in cash	(4,297)	(29,949)	(1,178)	(33)	(35,457)
Cash at the beginning of period	14,524	30,495	12,390	33	57,442

Cash at the end of period	$10,227	$546	$11,212	$–	$21,985

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2005

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$28,694	$42,318	$(12,497)	$(15,647)	$42,868
Investing activities
Purchase of plant, equipment and timberlands	(20,319)	(1,094)	(9,611)	–	(31,024)
Proceeds from disposal plant, equipment and timberlands	55	981	21,414	–	22,450
Proceeds from sale of subsidiary, net of cash dividend	–	–	545	–	545

Total investing activities	(20,264)	(113)	12,348	–	(8,029)
Financing activities
Net (repayments of) proceeds from indebtedness	–	–	(4,153)	3,420	(733)
Payment of dividends	(15,839)	(12,001)	–	12,001	(15,839)
Proceeds from stock options exercised	1,414	–	–	–	1,414

Total financing activities	(14,425)	(12,001)	(4,153)	15,421	(15,158)
Effect of exchange rate on cash	–	(1)	(2,189)	–	(2,190)

Net increase (decrease) in cash	(5,995)	30,203	(6,491)	(226)	17,491
Cash at the beginning of period	20,399	412	18,881	259	39,951

Cash at the end of period	$14,404	$30,615	$12,390	$33	$57,442

GLATFELTER

23.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share

							Diluted
	Net sales		Gross Profit		Net Income (loss)		Earnings (loss) Per Share

	2007	2006	2007	2006	2007	2006	2007	2006

First	$280,989	$160,606	$36,709	$20,265	$3,253	$(11,865)	$0.07	$(0.27)
Second	288,091	279,720	28,800	5,733	1,998	(20,722)	0.04	(0.46)
Third	291,859	277,489	46,880	37,903	7,812	5,368	0.17	0.12
Fourth	287,384	268,596	43,923	41,393	50,409	14,983	1.12	0.33

The information set forth above includes the following, on an after-tax basis:

	Restructuring Charges and Unusual Items		Gains on Sales of Plant, Equipment and Timberlands, and Other Asset Sales		Environmental Reserve

In thousands	2007	2006	2007	2006	2007	2006

First	$(147)	$(17,864)	$1,914	$—	$3,695	$—
Second	—	(14,731)	3,486	—	—	—
Third	—	(1,901)	1,415	264	12,286	—
Fourth	(85)	(428)	37,237	8,576	—	—

24.	SUBSEQUENT EVENT

On January 15, 2008, GPW Virginia Timberlands LLC (“GPW Virginia”), an indirect wholly owned and bankruptcy-remote subsidiary of ours, entered into a Term Loan Agreement with SunTrust Bank (the “Agent”), pursuant to which GPW Virginia borrowed $36.7 million on fully secured basis (the “Term Loan”). The Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the Term Loan is payable semiannually. The principal amount of the Term Loan is due on January 15, 2013, but GPW Virginia may prepay the Term Loan, in whole or in part, without premium or penalty. The bulk of the proceeds from the term loan are expected to be used to pay down outstanding debt in accordance with our credit facility.

The Term Loan is secured by all of the assets of GPW Virginia, including, without limitation, (i) a 20-year note (the “GIC Note”) in the principal amount of $43.2 million, dated November 16, 2007, issued by GIC Investments LLC, a wholly owned subsidiary of Glawson Investments Corp., in connection with GIC’s purchase of certain timberlands from the Company, (ii) an irrevocable letter of credit supporting the GIC Note (the “GIC Letter of Credit”) issued by The Royal Bank of Scotland plc (the “L/C Issuer”) and (iii) notes with an aggregate principal amount of $9.2 million issued by the Company in favor of GPW Virginia (the “Company Notes”). The Term Loan requires mandatory prepayment in the event that the maturity of the GIC Note is accelerated for any reason.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2007, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2007, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In the course of completing our evaluation of internal control over financial reporting we implemented certain changes and enhancements to our controls.

GLATFELTER

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors  The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2008. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, the members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 21, 2008.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

GLATFELTER

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005
		ii.	Consolidated Balance Sheets as of December 31, 2007 and 2006
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

	2.		Financial Statement Schedules (Consolidated) are included in Part IV:

		i.	Schedule II -Valuation and Qualifying Accounts – For Each of the Three Years in the Period Ended December 31, 2007

(b)	Exhibit Index

Exhibit Number			Description of Documents			Incorporated by Reference to

						Exhibit	(Filing)

2	(a)		Asset Purchase Agreement, dated February 21, 2006, among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company			2.1	February 21, 2006 Form 8-K
	(b)		Agreement for Sale of Assets (Lydney), dated March 8, 2006, by and among J R Crompton Limited, Nicholas James Dargan and Willian Kenneth Dawson, as administrators and Glatfelter-UK Limited and the Company			10	March 31, 2006 Form 10-Q
	(c)		Agreement, dated as of November 30, 2007, between Metallised Products Limited (“MPL”) and Glatfelter Lydney Limited, a wholly-owned indirect subsidiary of P. H. Glatfelter Company to acquire MPL, filed herewith. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request)
3	(a)		Articles of Amendment dated April 27, 1977, including restated Articles of Incorporation, as amended by:			3(a)	1993 Form 10-K
			i	.	Articles of Merger dated January 30, 1979	3(a)	1993 Form 10-K
			ii	.	Statement of Reduction of Authorized Shares dated May 12, 1980	3(a)	1993 Form 10-K
			iii	.	Statement of Reduction of Authorized Shares dated September 23, 1981	3(a)	1993 Form 10-K
			iv	.	Statement of Reduction of Authorized Shares dated August 2, 1982	3(a)	1993 Form 10-K
			v	.	Statement of Reduction of Authorized Shares dated July 29, 1983	3(a)	1993 Form 10-K
			vi	.	Articles of Amendment dated April 25, 1984	3(a)	1994 Form 10-K
			vii	.	Statement of Reduction of Authorized Shares dated October 15, 1984	3(b)	1984 Form 10-K
			viii	.	Statement of Reduction of Authorized Shares dated December 24, 1985	3(b)	1985 Form 10-K
			ix	.	Articles of Amendment dated April 23, 1986	(3)	March 31, 1986 Form 10-Q
			x	.	Statement of Reduction of Authorized Shares dated July 11, 1986	3(b)	1986 Form 10-K
			xi	.	Statement of Reduction of Authorized Shares dated March 25, 1988	3(b)	1987 Form 10-K
			xii	.	Statement of Reduction of Authorized Shares dated November 9, 1988	3(b)	1988 Form 10-K
			xiii	.	Statement of Reduction of Authorized Shares dated April 24, 1989	3(b)	1989 Form 10-K
			xiv	.	Articles of Amendment dated November 29, 1990	3(b)	1990 Form 10-K
			xv	.	Articles of Amendment dated June 26, 1991	3(b)	1991 Form 10-K
			xvi	.	Articles of Amendment dated August 7, 1992	3(b)	1992 Form 10-K
			xvii	.	Articles of Amendment dated July 30, 1993	3(b)	1993 Form 10-K
			xviii	.	Articles of Amendment dated January 26, 1994	3(b)	1993 Form 10-K
			xix	.	Articles of Amendment dated December 20, 2007, filed herewith
	(b)		Articles of Incorporation, as amended through January 26, 1994 (restated for the purpose of filing on EDGAR), filed herewith
	(c)		By-Laws as amended through December 18, 2007, filed herewith
4	(a)		Indenture, dated as of April 28, 2006, by and between the Company and SunTrust Bank, as trustee relating to 7 1/8 Notes due 2016			4.1	May 3, 2006 Form 8-K
	(b)		First Supplemental Indenture, dated as of September 22, 2006, among Glatfelter Holdings, LLC, Glatfelter Holdings II, LLC, the Existing Subsidiary Guarantors named therein and SunTrust Bank relating to 7 1/8 Notes due 2016			4.3	September 22, 2006 Form S-4/A
10	(a)		P. H. Glatfelter Company Management Incentive Plan, effective January 1, 1982, as amended and restated effective January 1, 1994**			10(a)	2000 Form 10-K**
	(b)		P. H. Glatfelter Company 2005 Management Incentive Plan, adopted as of April 27, 2005**			10.4	April 27, 2005 Form 8-K
	(c)		P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000**			10(c)	2000 Form 10-K**
	(d)		Description of Executive Salary Continuation Plan**			10(g)	1990 Form 10-K**
	(e)		P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998**			10(f)	1998 Form 10-K**
	(f)		P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000**			10(g)	2000 Form 10-K **
	(g)		P. H. Glatfelter Company 2005 Long-Term Incentive Plan, adopted as of April 27, 2005**			10.1	April 27, 2005 Form 8-K
	(g)	(A)	Form of Top Management Restricted Stock Unit Award Certificate.**			10.2	April 27, 2005 Form 8-K
	(g)	(B)	Form of Non-Employee Director Restricted Stock Unit Award Certificate**			10.3	April 27, 2005 Form 8-K
	(h)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998**			10(h)	1998 Form 10-K**
	(i)		Change in Control Employment Agreement by and between P. H. Glatfelter Company and George H. Glatfelter II, dated as of March 7, 2008, filed herewith**
	(j)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of March 7, 2008 , filed herewith**

GLATFELTER

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	(Filing)

	(j)	(A)	Schedule of Change in Control Employment Agreements, filed herewith**
	(k)		Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin	10(i)	1996 Form 10-K
	(l)		Credit Agreement, dated as of April 3, 2006, by and among the Company, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Credit Suisse Securities (USA) LLC, as joint arrangers and bookrunners, and Credit Suisse Securities (USA) LLC, as syndication agent	10.1	April 7, 2006 Form 8-K
	(l)	(A)	First Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated April 25, 2006	10.1	Aug 7, 2007 Form 10-Q
	(l)	(B)	Second Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated December 22, 2006	10.2	Aug 7, 2007 Form 10-Q
	(l)	(C)	Third Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated June 8, 2007*	10.3	Aug 7, 2007 Form 10-Q
	(m)		Contract for the Purchase and Bargain Sale of Property, dated as of December 16, 2002, by and among Glatfelter Pulp Wood Company (a wholly owned subsidiary of the Registrant), the Conservation Fund and Fidelity National Title Insurance Company	10(o)	2002 Form 10-K
	(n)		Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC (a wholly owned subsidiary of the Registrant) and SunTrust Bank, as Administrative Agent	10.3	March 31, 2003 Form 10-Q
	(n)	(A)	First Amendment to Term Loan Agreement dated January 31, 2008, by and among GPW Timberlands, LLC, P.H. Glatfelter Company and SunTrust Bank, as administrative agent, filed herewith.
	(o)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)	10.2	October 1, 2003 Form 8-K/A -- No. 1
	(o)	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), filed herewith
	(o)	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.1	Nov 15, 2007 Form 8-K
	(p)		Administrative Order for Remedial Action dated November 13, 2007; issued by the United States Environmental Protection Agency.	10.2	Nov 15, 2007 Form 8-K
	(q)		Compensatory Arrangements with Certain Executive Officers, filed herewith**
	(r)		Summary of Non-Employee Director Compensation (effective January 1, 2005), filed herewith **
	(s)		Service Agreement, commencing on August 1, 2006, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	2006 Form 10-K
	(t)		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp, filed herewith**
	(u)		Form of Stock-Only Stock Appreciation Right Award Certificate**	10(s)	2006 Form 10-K
	(v)		Form of Top Management Restricted Stock Unit Award Certificate**	10(t)	2006 Form 10-K
	(w)		Timberland Purchase & Sale Agreement - Virginia Timberlands, entered into by and among Glawson Investments Corp., GIC Investments LLC and Glatfelter Pulp Wood Company, dated and effective as of August 8, 2007	10.1	Nov 9, 2007 Form 10-Q
	(x)		Term Loan Agreement dated January 15, 2008, among GPW Virginia Timberlands LLC, certain lenders party thereto and SunTrust Bank, in its capacity as agent for such lenders, filed herewith
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter.	14	2003 Form 10-K
21			Subsidiaries of the Registrant, filed herewith.
23			Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.
31.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith.
32.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.
32.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith.

*	Confidential treatment has been requested for certain portions thereof pursuant to a confidential treatment request filed with the Commission on August 7, 2007. Such provisions have been filed separately with the Commission.

**	Management contract or compensatory plan

GLATFELTER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

March 13, 2008

By	/s/ George H. Glatfelter II
George H. Glatfelter II
Chairman and
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 13, 2008	/s/ George H. Glatfelter II George H. Glatfelter II Chairman and Chief Executive Officer	Principal Executive Officer and Director

March 13, 2008	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 13, 2008	/s/ David C. Elder David C. Elder Corporate Controller and Chief Accounting Officer	Controller

March 13, 2008	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 13, 2008	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 13, 2008	/s/ Richard C. III Richard C. III	Director

March 13, 2008	/s/ J. Robert Hall J. Robert Hall	Director

March 13, 2008	/s/ Ronald J. Naples Ronald J. Naples	Director

March 13, 2008	/s/ Richard L. Smoot Richard L. Smoot	Director

March 13, 2008	/s/ Lee C. Stewart Lee C. Stewart	Director

GLATFELTER

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

   I, George H. Glatfelter II, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2007 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: March 13, 2008

By:	/s/ George H. Glatfelter II
George H. Glatfelter II
Chairman and Chief Executive Officer

GLATFELTER

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

   I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2007 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

Date: March 13, 2008

By:	/s/ John P. Jacunski
John P. Jacunski
Senior Vice President and
  Chief Financial Officer

GLATFELTER

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For Each of the Three Years in the Period Ended December 31, 2007
Valuation and Qualifying Accounts

	Allowance for

In thousands	Doubtful Accounts			Sales Discounts and Deductions

	2007	2006	2005	2007	2006	2005

Balance, beginning of year	$3,613	$931	$2,364	$2,585	$2,045	$2,217
Provision (a)	781	2,771	382	6,723	3,153	2,788
Write-offs, recoveries and discounts allowed	(1,319)	(137)	(1,726)	(5,195)	(2,795)	(2,711)
Other (b)	42	48	(89)	232	182	(249)

Balance, end of year	$3,117	$3,613	$931	$4,345	$2,585	$2,045

The provision for doubtful accounts is included in administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)  The amount in 2006 includes $1.8 million of doubtful account allowances acquired in connection with the Chillicothe and Lydney acquisitions.

(b)  Relates primarily to changes in currency exchange rates.

GLATFELTER