Form 10-Q
period 2008-03-31
GLATFELTER P H CO
filed 2008-05-08
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ___to ___
For the quarterly period ended March 31, 2008
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
As of April 30, 2008, P. H. Glatfelter Company had 45,233,696 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
MARCH 31, 2008

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31
In thousands, except per share	2008	2007

Net sales	$305,499	$280,989
Energy sales — net	1,984	2,214

Total revenues	307,483	283,203
Costs of products sold	263,225	246,494

Gross profit	44,258	36,709

Selling, general and administrative expenses	24,135	28,727
Restructuring charges	—	225
Gains on dispositions of plant, equipment and timberlands, net	(14,518)	(3,194)

Operating income	34,641	10,951
Nonoperating income (expense)
Interest expense	(6,145)	(7,337)
Interest income	1,604	741
Other — net	68	631

Total other income (expense)	(4,473)	(5,965)

Income before income taxes	30,168	4,986
Income tax provision	10,493	1,733

Net income	$19,675	$3,253

Earnings per share
Basic	$0.44	$0.07
Diluted	0.43	0.07

Cash dividends declared per common share	0.09	0.09

Weighted average shares outstanding
Basic	45,157	44,889
Diluted	45,468	45,301
The accompanying notes are an integral part of the condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2008	2007

Assets

Current assets
Cash and cash equivalents	$37,638	$29,833
Accounts receivable — net	140,046	122,980
Inventories	197,930	193,042
Prepaid expenses and other current assets	38,175	27,557

Total current assets	413,789	373,412

Plant, equipment and timberlands — net	524,692	519,866

Other assets	396,919	393,789

Total assets	$1,335,400	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$11,695	$11,008
Short-term debt	2,338	1,136
Accounts payable	76,031	73,195
Dividends payable	4,066	4,063
Environmental liabilities	7,000	7,038
Other current liabilities	89,346	101,116

Total current liabilities	190,476	197,556

Long-term debt	316,921	301,041

Deferred income taxes	194,655	189,156

Other long-term liabilities	124,018	123,246

Total liabilities	826,070	810,999

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	45,414	44,697
Retained earnings	579,239	563,608
Accumulated other comprehensive income	20,559	4,061

	645,756	612,910

Less cost of common stock in treasury	(136,426)	(136,842)

Total shareholders’ equity	509,330	476,068

Total liabilities and shareholders’ equity	$1,335,400	$1,287,067

The accompanying notes are an integral part of the condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31
In thousands	2008	2007

Operating activities
Net income	$19,675	$3,253
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	14,718	13,733
Pension income	(3,769)	(3,513)
Restructuring charges	—	225
Deferred income tax provision	1,578	(672)
Gains on dispositions of plant, equipment and timberlands, net	(14,518)	(3,194)
Stock-based compensation	1,008	1,081
(Cash used) reserve for environmental matters	(9,040)	5,697
Change in operating assets and liabilities
Accounts receivable	(14,576)	(4,703)
Inventories	(2,338)	(4,007)
Other assets and prepaid expenses	(648)	(1,381)
Accounts payable	2,359	(10,302)
Accruals and other current liabilities	(7,739)	(1,129)
Other	659	2,923

Net cash used by operating activities	(12,631)	(1,989)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(9,257)	(5,790)
Proceeds from disposals of plant, equipment and timberlands, net	15,035	3,386

Net cash provided (used) by investing activities	5,778	(2,404)

Financing activities
Net (repayments of) proceeds from revolving credit facility and other short-term debt	(15,824)	6,691
Proceeds from borrowing from Sun Trust Financial	36,695	—
Principal repayments — 2011 Term Loan	(3,000)	(11,000)
Payment of dividends	(4,104)	(4,035)
Proceeds and tax benefits from stock options exercised	—	1,085

Net cash provided (used) by financing activities	13,767	(7,259)

Effect of exchange rate changes on cash	891	138

Net increase (decrease) in cash and cash equivalents	7,805	(11,514)
Cash and cash equivalents at the beginning of period	29,833	21,985

Cash and cash equivalents at the end of period	$37,638	$10,471

Supplemental cash flow information
Cash paid (received) for
Interest	$1,700	$3,613
Income taxes	7,979	(4,083)

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
3. RECENT PRONOUNCEMENTS
     Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines the term “fair value”, establishes a framework for measurement and requires expanded disclosures about the fair value measurements. The adoption of SFAS No. 157, did not have an impact on our consolidated financial position or results of operations.
     In December 2007, SFAS No. 141(R), “Business Combinations” was issued. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. With respect to us, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.
4. ACQUISITIONS
     Metallised Products Limited On November 30, 2007, through Glatfelter-UK Limited, a wholly-owned subsidiary, we completed our acquisition of Metallised Products Limited (“MPL”), a privately owned company that manufactures a variety of metallized paper products for consumer and industrial applications. MPL is based in Caerphilly, Wales.
     Under terms of the agreement, we purchased the stock of MPL for $7.2 million cash and assumed $5.8 million of debt in addition to $1.5 million of transaction costs. The purchase price is subject to adjustments based on working capital and other factors. The acquisition was financed from our existing cash balance. This facility employed about 165 people and had 2007 revenues of approximately $53.4 million.

GLATFELTER

     The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Cash	$730
Accounts receivable	7,718
Inventory	4,747
Property and equipment	10,178
Other assets	922
Goodwill	2,257

26,552
Less acquisition related liabilities including accounts payable and accrued expenses	11,978
Long term debt	5,830

17,808

Total	$8,744

5. GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT
    AND TIMBERLANDS
     During the first quarter of 2008 and 2007, we completed sales of timberlands and received cash consideration. These sales and the asset dispositions are summarized in the following table:

			Gain
Dollars in thousands	Acres	Proceeds	(Loss)

2008
Timberlands	3,595	$15,047	$14,641
Other	—	—	(123)

	3,595	$15,047	$14,518
2007
Timberlands	1,521	$3,767	$3,194

6. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	March 31
In thousands, except per share	2008	2007

Net income	$19,675	$3,253
Weighted average common shares outstanding used in basic EPS	45,157	44,889
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	311	412

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,468	45,301

Earnings per share
Basic	$0.44	$0.07
Diluted	0.43	0.07

7. INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of December 31, 2007, we had $26.1 million of gross unrecognized tax benefits. If recognized, approximately $22.3 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. There were no significant changes to these amounts during the first quarter of 2008.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Year
	Examination in	Not under
Jurisdiction	progress	examination

United States
Federal	2004 — 2006	2007
State	2004	2003 — 2007
Germany (1)	2003 — 2006	2007
France	N/A	2006 — 2007
United Kingdom	N/A	2006 — 2007
Philippines	2004 — 2006	2007

(1)	— includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitations, it is reasonably possible our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $1.0 million.

GLATFELTER

     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense was $0.2 million for each of the quarters ended March 31, 2008 and 2007. Accrued interest was $ 2.0 million and $1.8 million as of March 31, 2008 and December 31, 2007, respectively. We did not record any penalties associated with uncertain tax positions during 2008 or 2007.
8.	STOCK-BASED COMPENSATION
     During the first three months of 2008, we issued 274,240 Stock Only Stock Appreciation Rights (“SOSAR”) to members of executive management with a grant date strike price of $13.44 per share. Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs, which vest ratably over a three year period, had a grant date fair value, estimated using the Black-Scholes valuation model, of $3.72 per right, and an aggregate value of $1.0 million. In addition, 38,610 Restricted Stock Units (“RSU”) were issued in the first quarter of 2008 with a weighted-average grant date fair value of $13.44 per unit and an aggregate value of $0.5 million. The RSUs vest over a period ranging from three years to five years.
     During the first quarter of 2008 and 2007, we recognized stock-based compensation expense totaling $1.0 million and $1.1 million, respectively.
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	March 31
In thousands	2008	2007

Pension Benefits
Service cost	$2,537	$2,456
Interest cost	5,591	5,291
Expected return on plan assets	(12,595)	(12,032)
Amortization of prior service cost	600	610
Amortization of actuarial loss	98	162

Net periodic benefit cost (income)	$(3,769)	$(3,513)

Other Benefits
Service cost	$558	$475
Interest cost	751	774
Expected return on plan assets	(201)	(223)
Amortization of prior service cost	(259)	(242)
Amortization of actuarial loss	263	261

Net periodic benefit cost (income)	$1,112	$1,045

10.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	March 31
In thousands	2008	2007

Net income	$19,675	$3,253
Foreign currency translation adjustment	16,042	1,825
Additional pension liability amortization, net of tax	456	479

Comprehensive income	$36,173	$5,557

11.	INVENTORIES
     Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2008	2007

Raw materials	$38,080	$41,119
In-process and finished	109,062	102,219
Supplies	50,788	49,704

Total	$197,930	$193,042

12. LONG-TERM DEBT
     Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2008	2007

Revolving credit facility, due April 2011	$17,921	$35,049
Term Loan, due April 2011	40,000	43,000
7 1/8% Notes, due May 2016	200,000	200,000
Term Loan, due January 2013	36,695	—
Note payable, due March 2013	34,000	34,000

Total long-term debt	328,616	312,049
Less current portion	(11,695)	(11,008)

Long-term debt, excluding current portion	$316,921	$301,041

     Our revolving credit facility provides for up to $200 million of aggregate borrowings on an unsecured basis. The term loan due in April 2011 requires quarterly repayments of principal outstanding that began on March 31, 2007 with the final principal payment due on April 2, 2011. In addition, if certain prepayment events occur, such as a sale of assets, the incurrence of additional indebtedness in excess of $40.0 million in the aggregate, or issuance of additional equity; we must repay a specified portion of the term loan within five days of the prepayment event.
     Borrowings under the credit agreement bear interest, at our option, at either (a) the bank’s base rate described in the credit agreement as the greater of the prime rate or the federal funds rate plus 50 basis points, or (b) the EURO rate based generally on the London Interbank Offer Rate, plus an applicable margin that varies from

GLATFELTER

67.5 basis points to 137.5 basis points according to our corporate credit rating determined by S&P and Moody’s.
     The credit agreement, as amended, contains a number of customary covenants for financings of this type that, among other things, restrict our ability to: i) dispose of or create liens on assets; ii) transfer assets between borrowing or guaranteeing subsidiaries and non guaranteeing subsidiaries; iii) incur additional indebtedness; iv) repay other indebtedness; or v) make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, including a consolidated minimum net worth, tests a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. A breach of these requirements, of which there were none at March 31, 2008, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
     The 7 1/8% Senior Note agreement contains a “cross-default” clause that provides if there were to be an event of default under the credit agreement discussed earlier, we would also be in default under the 7 1/8% Senior Notes.
     In November 2007, we sold timberlands and as consideration received a $43.2 million, 20-year interest bearing note receivable from the timberland buyer. In January 2008, we pledged this note as collateral under a $36.7 million term loan (the “2008 Term Loan”) with SunTrust Financial. The 2008 Term Loan matures in five years, and bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum.
     On March 21, 2003, we sold timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. We pledged this note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the “Note Payable”). The Note Payable was scheduled to mature in March 2008. In February 2008, we amended the Note Payable to extend its maturity until March 26, 2013. Beginning on March 26, 2008, the Note Payable bears a fixed rate of interest of 3.10%.
     The notes receivable, discussed in the preceding paragraphs, aggregating $81.1 million, are recorded in the accompanying consolidated balance sheets under the caption “Other assets.”
     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of March 31, 2008 and December 31, 2007, we had $8.1 million and $14.1 million of letters of credit issued to us by certain financial institutions. Such letters of credit, which reduce amounts available under our revolving credit facility, provide i) financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program, and ii) assurance related to the purchase of certain utilities for our manufacturing facilities. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
13.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
     Fox River — Neenah, Wisconsin
     Background We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay Wisconsin (“Site”). As part of the 1979 acquisition of the Bergstrom Paper Company we acquired a facility located at the Site (the “Neenah Facility”). In part, the Neenah Facility used wastepaper as a source of fiber. At no time did the Neenah Facility utilize PCBs in the pulp and paper making process, but discharges to the lower Fox River from the Neenah Facility which may have contained PCBs from wastepaper may have occurred from 1954 to the late 1970s. Any PCBs that our Neenah Facility discharged into the lower Fox River resulted from the presence of PCBs in NCR®-brand carbonless copy paper in the wastepaper that was recycled at the Neenah Facility. We closed the Neenah Facility in June 2006.
     The United States, the State of Wisconsin and various state and federal governmental agencies (collectively, the “Governments”), as well as private parties, have found PCBs in sediments on the bed of the Fox River, apparently from a number of sources at municipal and industrial facilities along the upstream and downstream portions of the Site. The Governments have identified manufacturing and recycling of NCR®-brand carbonless copy paper as the principal source of that contamination.
     The United States Environmental Protection Agency (“EPA”) has divided the lower Fox River and the Bay of Green Bay site into five “operable units” numbered from the most upstream (“OU1”) to the most downstream (“OU5”). OU1 is the reach from primarily Lake Winnebago to the dam at Appleton, and is comprised of Little Lake Butte des Morts. Our Neenah Facility discharged its wastewater into OU1. OU2 extends from the dam at Appleton to the dam at Little Rapids, OU3 from the dam at Little Rapids to the dam at De Pere, OU4

GLATFELTER

from the dam at De Pere to the mouth of the river, and OU5 from the mouth into the lower portion of Green Bay. The river extends 39 miles from the upstream end of OU1 to the downstream end of OU4.
     Our liabilities, if any, for this contamination primarily arise under the federal Comprehensive Environmental, Response, Compensation and Liability Act (“CERCLA” or “Superfund”). The Governments have sought to recover “response actions” or “response costs,” which are the costs of studying and cleaning up contamination, from various “responsible parties.” In addition, various natural resource trustee agencies of the United States, the States of Wisconsin and Michigan, and several Indian Tribes have sought to recover natural resource damages (“NRDs”), including natural resource assessment costs. Parties that have incurred response costs or NRDs either voluntarily or in response to the governments’ and trustees’ demands may have an opportunity to seek contribution or other recovery of some or all of those costs from other parties who are jointly and severally responsible under Superfund for those costs. Therefore, as we incur costs, we also acquire a claim against other parties who may not have paid their equitable share of such costs. As others incur costs, they acquire a claim against us to the extent that they claim that we have not paid our equitable share of the total. Any party that resolves its liability to the United States or a state in a judicially or administratively approved settlement agreement obtains protection from contribution claims for matters addressed in the settlement.
     For these reasons, all of the parties who are potentially responsible (“PRPs”) under CERCLA for response costs or NRDs have exposure to liability for: (a) the cost of past response actions taken by anyone else, (b) the cost of past NRD payments or restoration projects incurred by anyone else, (c) the cost of response actions to be taken in the future, and (d) NRDs. All of this exposure is subject to substantial defenses, including, for example, that the PRP is not liable or not jointly and severally liable for any particular cost or damage, that the cost or damage is not recoverable under CERCLA or any other law, or that the recovery is barred by the passage of time. In addition, a party that has incurred or committed to incur costs or has paid NRDs may be able to claim credit for that cost or payment in any equitable allocation of response costs or NRDs in any action for reallocation of costs.
     Cleanup Decisions. Our liability exposure depends importantly on the decisions made by EPA and the Wisconsin Department of Natural Resources (“WDNR”) as to how the Site will be cleaned up, and consequently the costs and timing of those response actions. The nature of the response actions has been highly controversial. EPA issued a record of decision (“ROD”) selecting response actions for OU1 and OU2 in December 2002. EPA issued a separate ROD selecting response actions for OU3, OU4, and OU5 in March 2004.
     As the result of continuing discussions with parties other than us, as well as our experience in OU1 (discussed below), EPA amended the RODs for OU2-5 in June 2007 to rely less on dredging and more on capping and covering of sediments containing PCBs. The governments project that these methods will allow certain costs to be lower for this portion of the cleanup. EPA has also proposed to amend the 2002 ROD for OU1, but that amendment has not yet been issued.
     NRD Assessment. The natural resources trustees have engaged in work to assess NRDs at and arising from the Site. However, they have not completed a required NRD Assessment under the pertinent regulations. The trustees’ estimate of NRDs ranges from $176 million to $333 million, some of which has already been satisfied. With specific respect to NRD claims, we contend that the trustees’ claims are barred by the applicable 3 year statute of limitations.
     Work Under Agreements, Orders, and Decrees. As we mention above, our exposure to liability depends on the amount of work done, costs incurred, and damages paid both by us and by others. The procedural context of the work done, costs incurred, and damages paid also matters.
     Since 1991, the Governments and various groups of potentially responsible parties, including us, have entered into a series of agreements, orders, and decrees under which we and others have performed work, incurred costs, or paid damages in connection with the Site. As a result, some parties have contributed or performed substantial work at the Site and at least one party, Fort Howard Corporation (whose successor is either the Fort James Operating Company or Georgia Pacific Corporation) has resolved its NRD liability at the Site.
     Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1, dividing costs evenly in addition to a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States contributed from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, obligating NCR and Appleton Papers to contribute to certain NRD projects.

GLATFELTER

     Further, in November 2007, EPA issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc., CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, us, U.S. Paper Mills Corp., and WTM I Company directing those respondents to implement the amended remedy in OU2-5. We have no obligation to assist in that effort until August 2008. We understand that others have commenced designing that remedy and procuring certain equipment and real estate necessary to its implementation.
     Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional experience. In addition, disagreement exists over the likely costs for some of this work. We estimate that the total cost of implementing the remedy in OU1 will be between $93 million and $137 million. The cost of implementing the remedy set forth in the amended ROD for OU2-5 (the downstream portions of the Site) is estimated by the Governments to total between $270 million and $499 million, reflecting a contingency factor of plus or minus 30%. However, based on independent estimates commissioned by various potentially responsible parties, we believe the actual costs to be incurred to implement the remedy of OU2-5 will exceed the Government’s estimate by a significant amount.
     NRDs. The trustees claim that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. We deny (a) liability for most of these NRDs, (b) that if anyone is liable, that we are jointly and severally liable for the full amount, and (c) that the trustees can pursue this claim at this late date as the limitations period for NRD claims is three years from discovery.
     Allocation. Since 1991, various potentially responsible parties have, without success, attempted to agree on a binding, final, allocation of costs and damages among themselves. All costs that they have incurred to date have been incurred individually, or under interim, nonbinding allocations. However, the consent decree in United States v. P.H. Glatfelter Co. affords us and WTM I contribution protection for claims seeking to reallocate costs of implementing the OU1 remedy, and Fort James Operating Co. (now Georgia-Pacific) has certain rights under its consent decree. Otherwise, the parties have not litigated their internal allocation with us.
     NCR and Appleton Papers Inc. have commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers
Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16, seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or Appleton Papers. They have to date joined as defendants us, George A. Whiting Paper Co., Menasha Corporation, Green Bay Packaging Inc., International Paper Company, Leicht Transfer & Storage Company, Neenah Foundry Company, Newpage Wisconsin System Inc., The Procter & Gamble Paper Products Company, and Wisconsin Public Service Corp. That litigation may be expected to result in an allocation of responsibility, at least as between these parties.
     We contend that we are not jointly and severally liable for costs or damages arising from the presence of PCBs downstream of OU1. In addition, we contend that NCR or other sources of NCR®-brand carbonless copy paper that our Neenah Mill recycled bear most of the responsibility for costs and damages arising from the presence of PCBs in OU1. Other parties disagree.
     To date we have spent or committed to spend approximately $40 million implementing the remedy in OU1, and under the various agreements, orders, and decrees under which we and others have performed work, incurred costs, or paid damages in connection with the Site.
     Reserves for the Fox River Site We and WTM I have been funding the OU1 remedy by depositing funds in an OU1 Escrow Account and then paying for work out of that account. At March 31, 2008, the remaining OU1 Escrow Account balance totaled $18 million. During the first quarter of 2008 amounts deposited to the OU1 Escrow Account consisted of $7 million from Menasha and an additional $6.0 million from us, and $2.0 million from WTMI.
     As a result of the recent developments concerning the Fox River including: (i) our revised cost estimates for the revised final plan for OU1; (ii) developments in the ongoing PRP mediation and discussions with other PRPs; and (iii) the then anticipated issuance of the UAO by the United States; we recorded an additional charge of $6 million in the first quarter of 2007 and $20 million in the third quarter 2007 to satisfy both our obligations at OU1 and all pending, threatened or asserted and unasserted claims against us for the Fox River including our claimed liability for the remediation of OU3-5. These additional charges represent our current assessment of the ultimate costs to be incurred by us associated with the revised final plan for OU1 and any settlement of liability for NRDs and for remediation of OU 2-5. As of March 31, 2008, our reserve for the Fox River environmental liability totaled $26.5 million. Of the total reserve, $7.0 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $19.5 million is recorded under the caption “Other long term liabilities”.

GLATFELTER

Our reserve includes amounts originally established prior to 2002 and adjustments in the first and third quarter of 2007 increasing the liability by $26 million offset by expenditures related to remediation activities.
     We believe that we have strong defenses to liability for remediation of OU2-5 including the existence of ample data that indicates that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup in OU2-5. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the OU2-5 work. NCR and Appleton Papers have recently commenced the Whiting Litigation and have joined us and others. Additional litigation associated with the remediation of the Site is likely. As illustrated by the Whiting Litigation, we also note that there exist additional potentially responsible parties other than the PRPs who were named in the UAO or who have been joined in the Whiting Litigation, including the owners of public wastewater treatment facilities who discharged PCB-contaminated wastewater to the Fox River and entities providing PCB-containing wastepaper to each of the recycling mills.
     Even if we are not successful in establishing that we are not liable for the remediation of OU2-5, we do not believe that we would be allocated a significant percentage share of liability in any equitable allocation of the remediation costs and other potential damages associated with OU2-5. The accompanying consolidated financial statements do not include reserves for any future litigation or defense costs for the Fox River, and because litigation has commenced, the costs to do so could be significant.
     In setting our reserve for the Fox River, we have assessed our defenses to liability, including matters raised in the Whiting Litigation, and assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs at the Site who are also potentially jointly and severally liable. The existence and ability of other PRPs to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on each PRP, and any known insurance, indemnity or cost sharing agreements between PRPs and third parties. In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Fox River site.
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
     Other Information The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP to the lower Fox River and the Bay of Green Bay. These reports estimate the Neenah Facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the volumetric estimates contained in the studies are based on assumptions that are unsupported by existing data on the Site. We believe that our volumetric contribution is significantly lower than the estimates set forth in these studies. Further, we do not believe that a volumetric allocation would constitute an equitable allocation of the potential liability for the contamination. Other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.
     We previously entered into interim cost-sharing agreements with four of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These interim cost-sharing agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.
     While the OU1 Consent Decree, as amended, provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it does not resolve our exposure at the Site. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes strict joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site. In addition, as mentioned previously, EPA has issued a UAO to us and others calling for further work in OU2-5, and Appleton Papers and NCR have commenced the Whiting Litigation that may become more complicated and involve additional parties. We cannot

GLATFELTER

predict the outcome of the Whiting Litigation or any other litigation or regulatory actions related to this matter.
     Range of Reasonably Possible Outcomes Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with the United States and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of the current RODs and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our costs associated with the Fox River matter may exceed our reserve for the Fox River matter by amounts that are insignificant or that could range up to $195 million, over a period that is currently undeterminable but that could range beyond 15 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.
     Based on currently available information, we believe that the remaining work to complete the remediation of OU1, as proposed in a revised work plan that we and WTM I have submitted to the Governments in anticipation of a revised OU1 ROD (“Revised Final Plan”), can be completed with the amounts in the OU1 Escrow Account, and the amounts committed to be contributed by WTM I. Our assessment assumes that: 1) an amended ROD for OU1 (“Revised OU1 ROD”) that is largely consistent with the Revised Final Plan is issued shortly by the United States; 2) we and WTM I successfully negotiate acceptable contracts to perform the work provided for in the Revised OU1 ROD; and 3) the remedial measures provided in the Revised OU1 ROD are successfully implemented. However, if we are unsuccessful in managing our costs to implement the Revised Final Plan additional charges may be necessary and such amounts could be material.
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
Ecusta Division Matters
     At March 31, 2008, we had reserves for various matters associated with our former Ecusta Division. Summarized below is the activity in these reserves during the period indicated:

	Ecusta
	Environmental	Workers’
In thousands	Matters	Comp	Total

Balance, Jan. 1, 2008	$6,436	$537	$6,973
Accruals	120	155	275
Payments	(393)	(69)	(462)

March 31, 2008	$6,163	$623	$6,786

Balance, Jan. 1, 2007	$7,202	$1,409	$8,611
Accruals	—	—	—
Payments	(204)	(115)	(319)

March 31, 2007	$6,998	$1,294	$8,292

     With respect to the reserves set forth above as of March 31, 2008, $5.9 million is recorded under the caption “Other current liabilities” and $0.9 million is recorded under the caption “Other long-term liabilities” in the accompanying consolidated balance sheets.
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

GLATFELTER

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
     In September 2005, we established a $2.7 million reserve for potential environmental liabilities associated with the Ecusta Property relating to: (i) mercury releases from the Electro-Chemical Building; (ii) contamination in and operation of the aeration and stabilization basin (the “ASB”), which is part of the Ecusta Property’s wastewater treatment system; (iii) a previously closed ash landfill (“Brown #1 Landfill”); and (iv) contamination in the vicinity of a former caustic building.
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
     DRV’s assumption of liability and indemnification of us was secured in a number of ways: (i) an escrow account was established in the amount of $4.4 million, of which we contributed $2.2 million, to pay for the estimated cost of the assessment and remediation of on-site mercury contamination at the Ecusta Property; (ii) DRV caused two irrevocable letters of credit totaling $7.0 million to be issued by Bank of America in our favor; and (iii) DRV purchased an insurance policy that provides insurance coverage in the event mercury remediation costs exceed $11.4 million in addition to $25 million of potential third party liability. Thus, in consideration of the amount we contributed to the escrow account and bearing a share of the cost of the insurance policies, our potential liability for future claims with respect to the previously disclosed environmental matters has been transferred to DRV. Our reserve associated with this matter was adequate to cover the amounts contributed towards resolution of these matters. As of March 31, 2008, approximately $2.7 million of amounts held in escrow related to the DRV Transaction are recorded in the accompanying balance sheet under the caption “Prepaid expenses and other current assets” and a corresponding reserve for potential liabilities in the same amount is recorded under the caption “Other current liabilities.” Notwithstanding our contractual and legal agreements pursuant to the DRV transaction, we remain contingently liable in the unlikely event DRV fails to perform and the letters of credit and the insurance policy are insufficient to satisfy the remediation required by EPA.
     With respect to the River Areas, we entered into two agreements with the U.S. Environmental Protection Agency (“EPA”) and/or NCDENR. Specifically, we agreed to determine the nature and extent of contamination and threat to the public health, welfare or the environment caused by hazardous substances released from the Ecusta Property to the River Areas and, if necessary, to identify and evaluate remedial alternatives to prevent, mitigate or remedy such a release. In the event the results of this study indicate the existence of a material contamination, additional activities may be required and further charges could be necessary.

GLATFELTER

     Workers’ Compensation Prior to 2003, we established reserves related to potential workers’ compensation claims associated with the former Ecusta Division, which at that time were estimated to total approximately $2.2 million. In the fourth quarter of 2005, the North Carolina courts issued a ruling that held us liable for workers’ compensation claims of certain employees injured during their employment at the Ecusta facility prior to our sale of the Division. Since this ruling, we have made payments as indicated in the reserve analysis presented earlier in this Note.
     During 2006, we reached an agreement with the trustee in the bankruptcy proceeding involving the Debtors pursuant to which we agreed to release $3.1 million of amounts held in escrow. We also assigned our claims against certain of the Debtors to the trustee and we agreed we would receive a percentage of the trustee’s recoveries from the Debtors. In the first quarter of 2008, we recorded a $1.5 million recovery in a litigation matter, net of related legal fees, representing our share of the trustee’s settlement with the Debtors.
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

GLATFELTER

14. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the three months ended March 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$200,946	$196,904	$104,552	$84,084	$1	$1	$305,499	$280,989
Energy sales, net	1,984	2,214	—	—	—	—	1,984	2,214

Total revenue	202,930	199,118	104,552	84,084	1	1	307,483	283,203
Cost of products sold	177,276	177,920	88,396	70,790	(2,447)	(2,216)	263,225	246,494

Gross profit	25,654	21,198	16,156	13,294	2,448	2,217	44,258	36,709
SG&A	14,207	14,527	10,020	8,312	(92)	5,888	24,135	28,727
Shutdown and restructuring charges	—	—	—	—	—	225	—	225
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(14,518)	(3,194)	(14,518)	(3,194)

Total operating income (loss)	11,447	6,671	6,136	4,982	17,058	(702)	34,641	10,951
Nonoperating income (expense)		—		—	(4,473)	(5,965)	(4,473)	(5,965)

Income (loss) before income taxes	$11,447	$6,671	$6,136	$4,982	$12,585	$(6,667)	$30,168	$4,986

Supplementary Data
Net tons sold	182,211	175,120	21,339	18,204	—	—	203,550	193,324
Depreciation, depletion & amortization expense	$8,632	$8,650	$6,086	$5,083	—	—	$14,718	$13,733

     Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are primarily allocated based on an estimated utilization of support area services or are included in “Other and Unallocated” in the table above.
     Management evaluates results of operations of the business units before non-cash pension income, any charges related to the Fox River environmental reserves, restructuring related charges, unusual items, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. This presentation is closely aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors. Such amounts are presented above under the caption “Other and Unallocated.”
GLATFELTER

15. GUARANTOR FINANCIAL STATEMENTS
     Our 7 1/8% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.
     The following presents our condensed consolidating statements of income and cash flow for the three months ended March 31, 2008 and 2007 and our condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.
     During 2007, we completed a reorganization pursuant to which, Glenn Wolfe was merged into the parent company. Accordingly the 2007 financial information set forth below reflects such reorganization. All prior period financial information has been restated.
Condensed Consolidating Statement of Income for the
three months ended March 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$200,946	$11,427	$104,553	$(11,427)	$305,499
Energy sales — net	1,984	—	—	—	1,984

Total revenues	202,930	11,427	104,553	(11,427)	307,483
Costs of products sold	175,586	10,577	89,105	(12,043)	263,225

Gross profit	27,344	850	15,448	616	44,258
Selling, general and administrative expenses	13,040	462	10,633	—	24,135
Gains on dispositions of plant, equipment and timberlands, net	125	(14,643)	—	—	(14,518)

Operating income	14,179	15,031	4,815	616	34,641
Non-operating income (expense)
Interest expense	(5,306)	(11)	(828)	—	(6,145)
Other income (expense) — net	20,957	3,502	(691)	(22,096)	1,672

Total other income (expense)	15,651	3,491	(1,519)	(22,096)	(4,473)

Income (loss) before income taxes	29,830	18,522	3,296	(21,480)	30,168
Income tax provision (benefit)	10,155	7,355	1,104	(8,121)	10,493

Net income (loss)	$19,675	$11,167	$2,192	$(13,359)	$19,675

Condensed Consolidating Statement of Income for the
three months ended March 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$196,904	$11,027	$84,085	$(11,027)	$280,989
Energy sales — net	2,214	—	—	—	2,214

Total revenues	199,118	11,027	84,085	(11,027)	283,203
Costs of products sold	176,617	9,879	70,842	(10,844)	246,494

Gross profit	22,501	1,148	13,243	(183)	36,709
Selling, general and administrative expenses	19,390	465	8,872	—	28,727
Shutdown and restructuring charges	199	—	26	—	225
Gains on dispositions of plant, equipment and timberlands, net	—	(3,194)	—	—	(3,194)

Operating income	2,912	3,877	4,345	(183)	10,951
Non-operating income (expense)
Interest expense	(6,759)	—	(578)	—	(7,337)
Other income (expense) — net	5,705	3,652	(1,115)	(6,870)	1,372

Total other income (expense)	(1,054)	3,652	(1,693)	(6,870)	(5,965)

Income (loss) before income taxes	1,858	7,529	2,652	(7,053)	4,986
Income tax provision (benefit)	(1,395)	2,969	852	(693)	1,733

Net income (loss)	$3,253	$4,560	$1,800	$(6,360)	$3,253

GLATFELTER

Condensed Consolidating Balance Sheet as of March 31, 2008

	Parent			Adjustments/
In thousands	Company	Guarantors	Non Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$18,356	$498	$18,784	$—	$37,638
Other current assets	294,098	324,460	59,749	(302,156)	376,151
Plant, equipment and timberlands — net	273,735	7,042	243,915	—	524,692
Other assets	760,529	192,149	(42,304)	(513,455)	396,919

Total assets	$1,346,718	$524,149	$280,144	$(815,611)	$1,335,400

Liabilities and Shareholders’ Equity
Current liabilities	$360,042	$59,924	$66,383	$(295,873)	$190,476
Long-term debt	246,226	—	70,695	—	316,921
Deferred income taxes	138,733	35,460	33,908	(13,446)	194,655
Other long-term liabilities	92,387	13,657	9,158	8,816	124,018

Total liabilities	837,388	109,041	180,144	(300,503)	826,070
Shareholders’ equity	509,330	415,108	100,000	(515,108)	509,330

Total liabilities and shareholders’ equity	$1,346,718	$524,149	$280,144	$(815,611)	$1,335,400

Condensed Consolidating Balance Sheet as of December 31, 2007

	Parent			Adjustments/
In thousands	Company	Guarantors	Non Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,693	$162	$22,978	$—	$29,833
Other current assets	257,804	277,958	37,008	(229,191)	343,579
Plant, equipment and timberlands — net	279,511	7,591	232,764	—	519,866
Other assets	749,913	212,513	(78,513)	(490,124)	393,789

Total assets	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities	$319,516	$39,285	$64,423	$(225,668)	$197,556
Long-term debt	267,041	—	34,000	—	301,041
Deferred income taxes	138,615	33,557	32,236	(15,252)	189,156
Other long-term liabilities	92,681	14,310	8,489	7,766	123,246

Total liabilities	817,853	87,152	139,148	(233,154)	810,999
Shareholders’ equity	476,068	411,072	75,089	(486,161)	476,068

Total liabilities and shareholders’ equity	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the
three months ended March 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$38,500	$(14,613)	$(36,518)	$—	$(12,631)
Investing activities				—
Purchase of plant, equipment and timberlands	(2,605)	(86)	(6,566)	—	(9,257)
Proceeds from disposal plant, equipment and timberlands	—	15,035	—	—	15,035

Total investing activities	(2,605)	14,949	(6,566)	—	5,778
Financing activities				—
Net (repayments of) proceeds from indebtedness	(20,000)	—	37,871	—	17,871
Payment of Dividends	(4,104)	—	—	—	(4,104)
Proceeds from stock options exercised	—	—	—	—	—

Total financing activities	(24,104)	—	37,871	—	13,767
Effect of exchange rate on cash	(128)	—	1,019	—	891

Net increase (decrease) in cash	11,663	336	(4,194)	—	7,805
Cash at the beginning of period	6,693	162	22,978	—	29,833

Cash at the end of period	$18,356	$498	$18,784	$—	$37,638

Condensed Consolidating Statement of Cash Flows for the
three months ended March 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$1,330	$(3,216)	$(103)	$—	$(1,989)
Investing activities				—
Purchase of plant, equipment and timberlands	(4,338)	(128)	(1,324)	—	(5,790)
Proceeds from disposal plant, equipment and timberlands	—	3,386	—	—	3,386

Total investing activities	(4,338)	3,258	(1,324)	—	(2,404)
Financing activities				—
Net (repayments of) proceeds from indebtedness	(4,068)	—	(241)	—	(4,309)
Payment of dividends	(4,035)	—	—	—	(4,035)
Proceeds from stock options exercised	1,085	—	—	—	1,085

Total financing activities	(7,018)	—	(241)	—	(7,259)
Effect of exchange rate on cash	47	—	91	—	138

Net increase (decrease) in cash	(9,979)	42	(1,577)	—	(11,514)
Cash at the beginning of period	10,227	546	11,212	—	21,985

Cash at the end of period	$248	$588	$9,635	$—	$10,471

GLATFELTER

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its our Annual Report on Form 10-K.
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
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
     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, envelope & converting, carbonless papers and forms, food and beverage, decorative laminates for furniture and flooring, metalized papers and other highly technical niche markets.
     Overview Our results of operations for the first quarter of 2008 when compared to the first quarter of 2007 reflect favorable demand trends and improved pricing conditions in each of our business units.
     Specialty Papers results in the first quarter of 2008 benefitted from initiatives implemented in the second half of 2007 to improve the profitability of the Chillicothe facility. This favorable factor was partially offset by rising input costs and unplanned downtime at both of the business unit’s facilities.
     Composite Fibers’ results in the first quarter of 2008 were impacted by operational matters related to lost production associated with the start up a newly upgraded machine in Composite Fibers’ Lydney, U.K. facility. In addition, the inclusion of the November 2007 acquisition of the Caerphilly facility was slightly dilutive to this business unit’s results.
     Results of operations for the first quarter of 2008 include $14.6 million of gains from the sale of timberlands as well a $2.0 million recovery in a litigation matter related to our former Ecusta mill, offset by $0.5 million of legal fees for matters at that site.

GLATFELTER

RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 versus the Three
Months Ended March 31, 2007
     The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2008	2007

Net sales	$305,499	$280,989
Gross profit	44,258	36,709
Operating income	34,641	10,951
Net income	19,675	3,253
Earnings per diluted share	0.43	0.07

     The consolidated results of operations for the three months ended March 31, 2008 and 2007 include the following significant items:

	After-tax
In thousands, except per share	income (loss)	Diluted EPS

2008
Gains on sale of timberlands	$8,662	$0.19
Acquisition integration costs	(411)	(0.01)

2007
Gains on sale of timberlands	1,914	0.04
Environmental remediation	(3,695)	(0.08)
Restructuring charges	(147)	(0.00)
Acquisition integration costs	(406)	(0.01)

     These items increased earnings by $8.3 million or $0.18 per diluted share in the first quarter of 2008. Comparatively, the items identified above negatively affected earnings in the first quarter of 2007 by $2.3 million, or $0.05 per diluted share.
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

Business Unit Performance	For the three months ended March 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$200,946	$196,904	$104,552	$84,084	$1	$1	$305,499	$280,989
Energy sales, net	1,984	2,214	—	—	—	—	1,984	2,214

Total revenue	202,930	199,118	104,552	84,084	1	1	307,483	283,203
Cost of products sold	177,276	177,920	88,396	70,790	(2,447)	(2,216)	263,225	246,494

Gross profit	25,654	21,198	16,156	13,294	2,448	2,217	44,258	36,709
SG&A	14,207	14,527	10,020	8,312	(92)	5,888	24,135	28,727
Shutdown and restructuring charges	—	—	—	—	—	225	—	225
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(14,518)	(3,194)	(14,518)	(3,194)

Total operating income (loss)	11,447	6,671	6,136	4,982	17,058	(702)	34,641	10,951
Nonoperating income (expense)		—		—	(4,473)	(5,965)	(4,473)	(5,965)

Income (loss) before income taxes	$11,447	$6,671	$6,136	$4,982	12,585	$(6,667)	$30,168	$4,986

Supplementary Data
Net tons sold	182,211	175,120	21,339	18,204	—	—	203,550	193,324
Depreciation, depletion and amortization expense	$8,632	$8,650	$6,086	$5,083	—	—	$14,718	$13,733

GLATFELTER

Sales and Costs of Products Sold

	Three months ended
	March 31
In thousands	2008	2007	Change

Net sales	$305,499	$280,989	$24,510
Energy sales — net	1,984	2,214	(230)

Total revenues	307,483	283,203	24,280
Costs of products sold	263,225	246,494	16,731

Gross profit	$44,258	$36,709	$7,549

Gross profit as a percent of Net sales	14.5%	13.1%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2008	2007

Business Unit
Specialty Papers	65.8%	70.1%
Composite Fibers	34.2	29.9

Total	100.0%	100.0%

     Net sales totaled $305.5 million for the first quarter of 2008, an increase of $24.5 million, or 8.7%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the first quarter of 2008 increased $4.0 million to $200.9 million and operating income totaled $11.4 million, an increase of $4.8 million over the previous year. Higher average selling prices contributed $6.0 million of the increase in net sales and volumes shipped increased 4%. These price and volume increases were partially offset by expected mix changes between carbonless papers and uncoated papers, as well as lower sales of scrap paper. The benefits of higher average selling prices were offset by $9.1 million of higher costs, largely driven by fiber and energy. Unplanned operating downtime at the Spring Grove and Chillicothe facilities also reduced operating results by $1.7 million in the current year quarter. In addition to the factors discussed above, the higher operating income for the first quarter 2008 reflects progress achieved in the last half of 2007 in executing Chillicothe’s profit improvement initiatives.
     In Composite Fibers, net sales for the first quarter of 2008 were $104.6 million, an increase of $20.5 million from the prior year and operating income totaled $6.1 million, an increase of $1.1 million in the comparison. The completion of the November 30, 2007 Caerphilly acquisition accounted for approximately $11.3 million of the increase in net sales and the translation of foreign currencies benefited net sales by $8.3 million. Volumes increased approximately 17.2 % with increases realized across all product lines. On a constant currency basis, average selling prices benefited net sales by $0.8 million which partially offset the impact of higher input costs. Energy and raw material costs in this business unit were $0.9 million higher than a year ago. During the fourth quarter of 2007, we completed a machine upgrade at Composite Fibers’ Lydney facility, with startup extending into the first quarter of 2008, lowering production volumes and operating income by approximately $1.7 million.
     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each of the first quarters of 2008 and 2007:

	Three months ended
	March 31
In thousands	2008	2007	Change

Recorded as:
Costs of products sold	$2,582	$2,504	$78
SG&A expense	1,187	1,009	178

Total	$3,769	$3,513	$256

     Selling, general and administrative (“SG&A”) expenses decreased $4.6 million in the quarter-to-quarter comparison and totaled $24.1 million in the first quarter of 2008. The comparison reflects a $6 million pre-tax charge for environmental matters included in the first quarter of 2007 and a $2.0 million recovery in a litigation matter related to our former Ecusta division, offset by $0.5 million of legal fees for matters at that site recorded in the first quarter of 2008. The amounts for 2008 also were adversely impacted by foreign currency translation and the inclusion of the Caerphilly acquisition.

GLATFELTER

     Gain on Sales of Plant, Equipment and Timberlands During the first quarter of 2008, we completed sales of timberlands and other asset dispositions which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2008
Timberlands	3,595	$15,047	$14,641
Other	—	—	(123)

	3,595	$15,047	$14,518

2007
Timberlands	1,521	$3,767	$3,194

     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first three months of 2008, Euro functional currency operations generated approximately 21.3% of our sales and 20.2% of operating expenses and British Pound Sterling operations represented 10.2% of net sales and 11.5% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on first quarter 2008 reported results compared to first quarter 2007:

Three months ended
In thousands	March 31, 2008
Favorable
(unfavorable)
Net sales	$8,284
Costs of products sold	(7,154)
SG&A expenses	(859)
Income taxes and other	(143)

Net income	$128

     The table above summarizes the impact on reported results that changes in currency exchange rates in the current year period compared with the prior year period had on our non-U.S. based operations from the conversion of these operation’s non-U.S. dollar denominated revenues and expenses into U.S. dollars.
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters and to support our business strategy and research and development efforts. The following table summarizes cash flow information for each of the periods presented.

	Three months ended
	March 31
In thousands	2008	2007

Cash and cash equivalents at beginning of period	$29,833	$21,985
Cash provided by (used for)
Operating activities	(12,631)	(1,989)
Investing activities	5,778	(2,404)
Financing activities	13,767	(7,259)
Effect of exchange rate changes on cash	891	138

Net cash provided (used)	7,805	(11,514)

Cash and cash equivalents at end of period	$37,638	$10,471

     Cash used in operating activities increased $10.6 million in the comparison as the benefits of improved results of operations were more than offset by the use of $9.0 million of cash to fund environmental matters and the payment of $7.9 million of taxes in 2008 compared with a $4.0 million of tax refund in the same period of 2007.
     The net change in investing cash flows primarily reflects $11.6 million increase in proceeds from timberland sales partially offset by $3.5 million increase in capital expenditures in the comparison. For all of 2008, capital expenditures are expected to total $52 million to $57 million including a $10 million investment to upgrade the capabilities of one of our inclined-wire paper machines in Germany.
     During the first quarters of 2008 and 2007, cash dividends paid on common stock totaled $4.1 million and $4.0 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     During the first quarter of 2008, debt, net of cash, increased $10.0 million. We made $3.0 million of scheduled principal payments under our Term Loan. In January 2008, we monetized a note received as consideration from the sale of timberlands. In this monetization, we entered into a new $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan matures in five years, bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum and is secured by, among other assets, a $43.2 million note received from the buyers of certain timberland sold in November 2007.

GLATFELTER

     The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2008	2007

Revolving credit facility, due April 2011	$17,921	$35,049
Term Loan, due April 2011	40,000	43,000
7 1/8% Notes, due May 2016	200,000	200,000
Term Loan, due January 2013	36,695	—
Note payable, due March 2013	34,000	34,000

Total long-term debt	328,616	312,049
Less current portion	(11,695)	(11,008)

Long-term debt, excluding current portion	$316,921	$301,041

     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to be burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Note 13 for a summary of significant environmental matters.
     We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 13, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become currently due. As of March 31, 2008, we met all of the requirements of our debt covenants.
     Off-Balance-Sheet Arrangements As of March 31, 2008 and December 31, 2007, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook In Specialty Papers, we expect volume in the second quarter of 2008 to be in line with the same quarter of 2007 and selling prices are expected to be slightly higher than the first quarter of 2008. In Composite Fibers, shipping volumes in the second quarter of 2008 are expected to exceed 2007 second quarter levels primarily due to the Caerphilly acquisition, and selling prices are expected to be slightly higher than the first quarter of 2008. However, continuing increases in input costs, primarily driven by energy and fiber, may more than offset increased selling prices during the remainder of 2008 compared to the same period of 2007.
     We will complete annually scheduled maintenance outages at both Specialty Papers’ facilities in the second quarter, with an estimated cost of $0.22 to $0.25 per share.
     We also plan to complete the upgrade of a paper machine in Germany during the second quarter of 2008. This will require downtime on the machine for the month of June with start up to occur during July. We expect this project to negatively impact earnings per share by $0.01 during each of the second and third quarters of 2008.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year ended December 31					At March 31, 2008
Dollars in thousands	2008	2009	2010	2011	2012	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rate — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$188,946
At fixed interest rate — SunTrust Note	34,000	34,000	34,000	34,000	34,000	34,000	33,248
At variable interest rates	90,489	79,481	65,722	44,322	36,695	94,616	94,616

						$328,616	$316,810

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed rate debt — Note payable	3.10	3.10	3.10	3.10	3.10
On variable rate debt	4.52	4.65	4.87	5.16	5.31

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2008, we had long-term debt outstanding of $328.6 million, of which $94.6 million or 28.8% was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon quoted values for our public traded debt or rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under (i) credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; (ii) the term loan that matures in April 2011, under which we are required to make quarterly repayments and (iii) the 2008 Term Loan that bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum. At March 31, 2008, the weighted-average interest rate paid on variable rate debt was 4.52%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.9 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first quarter of 2008, Euro functional currency operations generated approximately 21.3% of our sales and 20.2% of operating expenses and British Pound Sterling operations represented 10.2% of net sales and 11.5% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
May 8, 2008

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