Form 10-Q
period 2008-06-30
GLATFELTER P H CO
filed 2008-08-11
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
from ___to ___
For the quarterly period ended June 30, 2008
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
As of July 31, 2008, P. H. Glatfelter Company had 45,271,073 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
JUNE 30, 2008

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share	2008	2007	2008	2007

Net sales	$320,224	$288,091	$625,723	$569,080
Energy sales — net	2,743	2,424	4,727	4,638

Total revenues	322,967	290,515	630,450	573,718
Costs of products sold	290,569	261,715	553,794	508,209

Gross profit	32,398	28,800	76,656	65,509

Selling, general and administrative expenses	25,377	23,776	49,512	52,503
Shutdown and restructuring charges	(856)	(63)	(856)	162
(Gains) losses on dispositions of plant, equipment and timberlands, net	16	(5,693)	(14,502)	(8,887)

Operating income	7,861	10,780	42,502	21,731
Non-operating income (expense)
Interest expense	(5,827)	(7,424)	(11,972)	(14,761)
Interest income	1,357	848	2,961	1,589
Other — net	103	(364)	171	267

Total other income (expense)	(4,367)	(6,940)	(8,840)	(12,905)

Income before income taxes	3,494	3,840	33,662	8,826
Income tax provision	338	1,842	10,831	3,575

Net income	$3,156	$1,998	$22,831	$5,251

Earnings per share
Basic	$0.07	0.04	0.51	$0.12
Diluted	0.07	0.04	0.50	0.12

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding
Basic	45,227	45,040	45,192	44,964
Diluted	45,666	45,373	45,594	45,308
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2008	2007

Assets

Current assets
Cash and cash equivalents	$18,611	$29,833
Accounts receivable — net	147,549	122,980
Inventories	196,455	193,042
Prepaid expenses and other current assets	39,706	27,557

Total current assets	402,321	373,412

Plant, equipment and timberlands — net	530,533	519,866

Other assets	400,745	393,789

Total assets	$1,333,599	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$12,383	$11,008
Short-term debt	3,389	1,136
Accounts payable	70,826	73,195
Dividends payable	4,073	4,063
Environmental liabilities	6,835	7,038
Other current liabilities	93,790	101,116

Total current liabilities	191,296	197,556

Long-term debt	306,268	301,041

Deferred income taxes	195,138	189,156

Other long-term liabilities	131,369	123,246

Total liabilities	824,071	810,999

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	46,200	44,697
Retained earnings	578,272	563,608
Accumulated other comprehensive loss	19,806	4,061

	644,822	612,910

Less cost of common stock in treasury	(135,294)	(136,842)

Total shareholders’ equity	509,528	476,068

Total liabilities and shareholders’ equity	$1,333,599	$1,287,067

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30
In thousands	2008	2007

Operating activities
Net income	$22,831	$5,251
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	30,666	27,865
Pension income	(7,965)	(6,421)
(Reversal of) shutdown and restructuring charges	(856)	162
Deferred income tax provision	5,994	(66)
Gains on dispositions of plant, equipment and timberlands, net	(14,502)	(8,887)
Stock-based compensation	2,367	2,108
(Cash used) reserve for environmental matters	(9,481)	5,348
Change in operating assets and liabilities
Accounts receivable	(20,682)	(6,292)
Inventories	(1,208)	5,053
Other assets and prepaid expenses	1,956	(1,825)
Accounts payable	(2,898)	(9,962)
Accruals and other current liabilities	(8,983)	1,382
Other	(286)	3,920

Net cash (used) provided by operating activities	(3,047)	17,636

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(25,407)	(14,221)
Proceeds from disposals of plant, equipment and timberlands, net	14,997	9,448

Net cash used by investing activities	(10,410)	(4,773)

Financing activities
Net (repayments of) proceeds from revolving credit facility and other	(25,000)	1,303
Net proceeds from (repayment of) other short term debt	3,295	(519)
Proceeds from borrowing from Sun Trust Financial	36,695	—
Principal repayments — 2011 Term Loan	(6,000)	(16,400)
Payment of dividends	(8,220)	(8,159)
Proceeds from stock options exercised and other	642	1,171

Net cash provided (used) by financing activities	1,412	(22,604)

Effect of exchange rate changes on cash	823	752

Net decrease in cash and cash equivalents	(11,222)	(8,989)
Cash and cash equivalents at the beginning of period	29,833	21,985

Cash and cash equivalents at the end of period	$18,611	$12,996

Supplemental cash flow information
Cash paid (received) for
Interest	$11,309	$14,549
Income taxes	16,110	(1,637)
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

1. ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gloucestershire (Lydney), England; Caerphilly, Wales; Gernsbach, Germany; Scaër; France; and the Philippines. Our products are marketed throughout the United States and in over 85 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.
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
     In December 2007, SFAS No. 141(R), “Business Combinations” was issued. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. With respect to us, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. However, after adoption of SFAS No. 141(R), changes in estimates of deferred tax assets and liabilities, and final settlements of all income tax uncertainties that related to a business combination which are made after the measurement period will impact income tax expense. We expect SFAS No. 141(R) will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF No. 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. The FSP requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered participating securities. The provisions of FSP No. EITF No. 03-6-1 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1, to determine the impact, if any, on our consolidated financial statements.
4. ACQUISITIONS
     Metallised Products Limited On November 30, 2007, through Glatfelter-UK Limited, a wholly-owned subsidiary, we completed our acquisition of Metallised Products Limited (“MPL”), a privately owned company that manufactures a variety of metallized paper products for consumer and industrial applications. MPL is based in Caerphilly, Wales.
     Under terms of the agreement, we purchased the stock of MPL for $6.8 million cash and assumed $5.8 million of debt in addition to $1.5 million of transaction costs. The amounts set forth above reflect a $0.4 million reduction in the original purchase based on final adjusted working capital as of the closing date. The acquisition, which was financed from our existing cash balance, employed about 165 people and had 2007 revenues of approximately $53.4 million.

GLATFELTER

     The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Cash	$730
Accounts receivable	7,718
Inventory	4,747
Property and equipment	10,178
Other assets	922
Goodwill	1,885

26,180
Less acquisition related liabilities including accounts payable and accrued expenses	11,978
Long term debt	5,830

17,808

Total	$8,372

5. GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first six months of 2008 and 2007, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2008
Timberlands	3,595	$14,997	$14,603
Other	n/a	—	(101)

		$14,997	$14,502

2007
Timberlands	3,588	$9,435	$9,066

     In accordance with terms of our credit facility, we are required to use the proceeds from timberland sales to reduce amounts outstanding under our term loan.
6. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three Months Ended
	June 30
In thousands, except per share	2008	2007

Net income	$3,156	$1,998

Weighted average common shares outstanding used in basic EPS	45,227	45,040
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	439	333

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,666	45,373

Earnings per share
Basic and diluted	$0.07	$0.04

	Six Months Ended
	June 30
In thousands, except per share	2008	2007

Net income	$22,831	$5,251

Weighted average common shares outstanding used in basic EPS	45,192	44,964
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	402	344

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,594	45,308

Earnings per share
Basic	$0.51	$0.12
Diluted	$0.50	0.12

     Approximately 688,500 and 691,500 of potential common shares have been excluded from the computation of diluted earnings per share for the three month and six month periods ended June 30, 2008, respectively, due to their anti-dilutive nature. Approximately 525,150 and 522,150 of potential common shares were excluded from the computation of diluted earnings per share for the three month and six month periods ended June 30, 2007, respectively.
7. INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of June 30, 2008 and December 31, 2007, we had $27.7 million and $26.1 million of gross unrecognized tax benefits respectively. As of June 30, 2008, if such benefits were to be recognized, approximately $22.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

GLATFELTER

     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Year
	Examination in	Not under
Jurisdiction	progress	examination

United States
Federal	2004 — 2006	2007
State	2004	2003 — 2007
Germany (1)	2003 — 2006	2007
France	N/A	2006 — 2007
United Kingdom	N/A	2006 — 2007
Philippines	2005 — 2006	2007

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
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the second quarter of 2008 totaled $0.04 million and $0.1 million in the second quarter of 2007. Such amounts were $0.3 million in both the first half of 2008 and 2007. Accrued interest was $2.0 million and $1.8 million as of June 30, 2008 and December 31, 2007, respectively. We did not record any penalties associated with uncertain tax positions during 2008 or 2007.
8. STOCK-BASED COMPENSATION
     During the first six months of 2008, we issued 274,240 Stock Only Stock Appreciation Rights (“SOSAR”) to members of executive management a grant date strike price of $13.44 per share. Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs, which vest ratably over a three year period, had a grant date fair value, estimated using the Black-Scholes valuation model, of $3.72 per right, and an aggregate value of $1.0 million. In addition, 136,100 Restricted Stock Units (“RSU”) were issued in the first six months of 2008 with a weighted-average grant date fair value of $14.48 per unit and an aggregate value of $2.0 million. The RSUs vest over a period ranging from three years to five years.
     During the first six months of 2008 and 2007, we recognized stock-based compensation expense totaling $2.4 million and $2.1 million, respectively.

GLATFELTER

9. RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three Months Ended
	June 30
In thousands	2008	2007

Pension Benefits
Service cost	$1,991	$2,331
Interest cost	6,158	5,627
Expected return on plan assets	(13,037)	(11,699)
Amortization of prior service cost	597	589
Amortization of unrecognized loss	95	244

Net periodic benefit income	$(4,196)	$(2,908)

Other Benefits
Service cost	$503	$538
Interest cost	825	743
Expected return on plan assets	(216)	(223)
Amortization of prior service cost	(337)	(275)
Amortization of unrecognized loss	359	262

Net periodic benefit cost	$1,134	$1,045

	Six Months Ended
	June 30
In thousands	2008	2007
| |
Pension Benefits
Service cost	$4,528	$4,787
Interest cost	11,749	10,918
Expected return on plan assets	(25,632)	(23,731)
Amortization of prior service cost	1,197	1,199
Amortization of unrecognized loss	193	406

Net periodic benefit income	$(7,965)	$(6,421)

Other Benefits
Service cost	$1,061	$1,013
Interest cost	1,576	1,517
Expected return on plan assets	(417)	(446)
Amortization of prior service cost	(596)	(517)
Amortization of unrecognized loss	622	523

Net periodic benefit cost	$2,246	$2,090

10. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three Months Ended
	June 30
In thousands	2008	2007

Net income	$3,156	$1,998
Foreign currency translation adjustment	(1,203)	4,569
Additional pension liability amortization, net of tax	450	533

Comprehensive income	$2,403	$7,100

	Six Months Ended
	June 30
In thousands	2008	2007

Net income	$22,831	$5,251
Foreign currency translation adjustment	14,841	6,359
Additional pension liability amortization, net of tax	904	1,047

Comprehensive income	$38,576	$12,657

11. INVENTORIES
     Inventories, net of reserves, were as follows:

	June 30,	December 31,
In thousands	2008	2007

Raw materials	$45,839	$41,119
In-process and finished	99,779	102,219
Supplies	50,837	49,704

Total	$196,455	$193,042

12. LONG-TERM DEBT
     Long-term debt is summarized as follows:

	June 30,	December 31,
In thousands	2008	2007

Revolving credit facility, due April 2011	$10,956	$35,049
Term Loan, due April 2011	37,000	43,000
7 1/8% Notes, due May 2016	200,000	200,000
Term Loan, due January 2013	36,695	—
Note payable, due March 2013	34,000	34,000

Total long-term debt	318,651	312,049
Less current portion	(12,383)	(11,008)

Long-term debt, excluding current portion	$306,268	$301,041

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

GLATFELTER

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
     The credit agreement, as amended, contains a number of customary covenants for financings of this type that, among other things, restrict our ability to: i) dispose of or create liens on assets; ii) transfer assets between borrowing or guaranteeing subsidiaries and non guaranteeing subsidiaries; iii) incur additional indebtedness; iv) repay other indebtedness; or v) make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, including a consolidated minimum net worth test, a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. A breach of these requirements, of which we were not aware of any at June 30, 2008, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
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
     As of June 30, 2008 and December 31, 2007, we had $7.1 million and $14.1 million of letters of credit issued to us by certain financial institutions. Such letters of credit, which reduce amounts available under our revolving credit facility, provide i) financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program, and ii) assurance related to the purchase of certain utilities for our manufacturing facilities. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
13. ASSET RETIREMENT OBLIGATION
     During the second quarter of 2008, we recorded $7.2 million of asset retirement obligations related to the legal requirement to close 19 lagoons at the Spring Grove, PA facility. The lagoons are currently being used to dispose of residual waste material. Closure of the lagoons, which is expected to occur over the next several years, not to exceed ten years, will be accomplished by disposing in the lagoons certain non-hazardous sludge, ash and other residual material currently produced by the mill. This will be followed by the placement of a cover comprised primarily of purchased clay and top soil to construct the required cap over the lagoons. The ultimate time period over which the lagoons are closed is dependent upon the plan to be agreed and approved by the Pennsylvania Department of Environmental Protection. The amounts referred to above were accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized will be amortized as a charge to operations on a systematic basis in relation to the expected closure period.
14. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
     Fox River — Neenah, Wisconsin
     Background We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay Wisconsin (“Site”). As part of the 1979 acquisition of the Bergstrom Paper Company we acquired a facility

GLATFELTER

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
     The United States Environmental Protection Agency (“EPA”) has divided the lower Fox River and the Bay of Green Bay site into five “operable units” numbered from the most upstream (“OU1”) to the most downstream (“OU5”). OU1 is the reach from primarily Lake Winnebago to the dam at Appleton, and is comprised of Little Lake Butte des Morts. Our Neenah Facility discharged its wastewater into OU1. OU2 extends from the dam at Appleton to the dam at Little Rapids, OU3 from the dam at Little Rapids to the dam at De Pere, OU4 from the dam at De Pere to the mouth of the river, and OU5 from the mouth into the lower portion of Green Bay. The river extends 39 miles from the upstream end of OU1 to the downstream end of OU4.
     Our liabilities, if any, for this contamination primarily arise under the federal Comprehensive Environmental, Response, Compensation and Liability Act (“CERCLA” or “Superfund”). The Governments have sought to recover “response actions” or “response costs,” which are the costs of studying and cleaning up contamination, from various “responsible parties.” In addition, various natural resource trustee agencies of the United States, the States of Wisconsin and Michigan, and several Indian Tribes have sought to recover natural resource damages (“NRDs”), including natural resource damage assessment costs. Parties that have incurred response costs or NRDs either voluntarily or in response to the governments’ and trustees’ demands may have an opportunity to seek contribution or other recovery of some or all of those costs from other parties who are jointly and severally responsible under Superfund for those costs. Therefore, as we incur costs, we also acquire a claim against other parties who may not have paid their equitable share of those costs. As others incur costs, they acquire a claim against us to the extent that they claim that we have not paid our equitable share of the total. Any party that resolves its liability to the United States or a state in a judicially or administratively approved settlement agreement obtains protection from contribution claims for matters addressed in the settlement.
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
     As the result of continuing discussions with parties other than us, as well as our experience in OU1 (discussed below), EPA amended the ROD for OU2-5 in June 2007 to rely less on dredging and more on capping and covering of sediments containing PCBs. The governments project that these methods will allow certain costs to be lower for this portion of the cleanup. In June 2008, EPA amended the ROD for OU1.
     NRD Assessment. The natural resources trustees have engaged in work to assess NRDs at and arising from the Site. However, they have not completed a required NRD Assessment under the pertinent regulations. The trustees’ estimate of NRDs ranges from $176 million to $333 million, some of which has already been satisfied. With specific respect to NRD claims, we contended that the trustees’ claims are barred by the applicable 3 year statute of limitations.
     Work Under Agreements, Orders, and Decrees. As we mention above, our exposure to liability depends

GLATFELTER

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
     Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree (“OU1 Consent Decree”) in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1, dividing costs evenly in addition to a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States contributed from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, obligating NCR and Appleton Papers to contribute to certain NRD projects. In June 2008, the parties entered into an amendment to the OU1 Consent Decree. The amendment allows for implementation of the amended remedy for OU1. It also commits us and WTM I to implement that remedy without a cost limitation on that commitment. The amended OU1 Consent Decree has been lodged with the court, but has not yet been entered by the court. The amended OU1 Consent Decree, by its terms, binds the parties unless the United States withdraws its consent or the court denies a motion to enter the consent decree.
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
     Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional experience. In addition, disagreement exists over the likely costs for some of this work. The Governments estimate that the total cost of implementing the amended remedy in OU1 will be approximately $102 million. Because we have completed a significant amount of work in this portion of the river, we believe the costs of completing the remedial actions specified in the amended ROD can be completed for this amount. However, it is reasonably possible costs could exceed this amount by up to $10 million. The cost of implementing the remedy set forth in the amended ROD for OU2-5 (the downstream portions of the Site) is estimated by the Governments to total between $270 million and $499 million, reflecting a contingency factor of plus or minus 30%. However, based on independent estimates commissioned by various potentially responsible parties, we believe the actual costs to be incurred to implement the remedy of OU2 — 5 will exceed the Government’s estimate by a significant amount.
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
     NCR and Appleton Papers Inc. have commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16, seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or Appleton Papers. They have to date joined 22 defendants: us, George A. Whiting Paper Co., Menasha Corporation, Green Bay Packaging Inc., International Paper Company, Leicht Transfer & Storage Company, Neenah Foundry Company, Newpage Wisconsin System Inc., The Procter & Gamble Paper Products Company, Wisconsin Public Service Corp. the Cities of Appleton, De Pere, Green Bay, and Kaukauna, Brown County, Green Bay Metropolitan Sewerage District, Heart of the Valley Metropolitan Sewerage District, Neenah-Menasha Sewerage Commission, the Villages of Kimberly and Wrightstown, WTM I Company, and U.S. Paper Mills Corporation. That litigation may be expected to result in an allocation of responsibility, at least as between these parties.
     We contend that we are not jointly and severally liable for costs or damages arising from the presence of PCBs downstream of OU1. In addition, we contend that

GLATFELTER

NCR or other sources of NCR® - brand carbonless copy paper that our Neenah Mill recycled bear most of the responsibility for costs and damages arising from the presence of PCBs in OU1. Other parties disagree.
     To date we have spent or have committed to spend approximately $50 million implementing the remedy in OU1, and under the various agreements, orders, and decrees under which we and others have performed work, incurred costs, or paid damages in connection with the Site.
     Reserves for the Fox River Site In 2007 we recorded additional charges of $6 million in the first quarter and $20 million in the third quarter, to satisfy both our obligations at OU1 and all pending, threatened or asserted and unasserted claims against us for the Fox River including our claimed liability for the remediation of OU3-5 as a result of the developments concerning the Fox River including our revised cost estimates for OU1. These additional charges represent our current assessment of the ultimate costs to be incurred by us associated with the revised final plan for OU1 and any settlement of liability for NRDs and for remediation of OU 2-5. As of June 30, 2008, our reserve for the Fox River environmental liability totaled $26.3 million. Of the total reserve, $6.8 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $19.5 million is recorded under the caption “Other long term liabilities.” Our reserve includes amounts originally established prior to 2002 and adjustments in the first and third quarter of 2007 increasing the liability by $26.0 million offset by expenditures related to remediation activities.
     We and WTM I have been funding the OU1 remedy by depositing funds in an OU1 Escrow Account and then paying for work out of that account. At June 30, 2008, the remaining OU1 Escrow Account balance totaled $13.7 million. During the first six months of 2008, Menasha contributed $7 million to the OU1 Escrow Account. In addition, WTM I and we committed to contribute an additional $9.5 million each, and contributions, or security for later contributions, have been posted according to the agreed schedule. Of the total commitment, we funded $3.5 million on July 15, 2008 and obtained a letter of credit guaranteeing payment of the balance.
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

GLATFELTER

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
     While the OU1 Consent Decree, as amended, provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it does not resolve our exposure at the Site. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes strict joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site. In addition, as mentioned previously, EPA has issued a UAO to us and others calling for further work in OU2-5, and Appleton Papers and NCR have commenced the Whiting Litigation that may become more complicated and involve additional parties. We cannot predict the outcome of the Whiting Litigation or any other litigation or regulatory actions related to this matter.
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
     Based on currently available information, we believe that the remaining work to complete the remediation of OU1 can be completed with the amounts in the OU1 Escrow Account, and the amounts committed to be contributed by us and WTM I. Our assessment assumes that: 1) the court ultimately enters the amended OU1 Consent Decree; 2) we and WTM I successfully negotiate acceptable contracts covering the work provided for in the amended OU1 ROD; and 3) the remedial measures provided in the amended OU1 ROD are successfully implemented. However, if we are unsuccessful in managing our costs to implement the amended OU1 ROD, additional charges may be necessary and such amounts could be material.
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

GLATFELTER

15. SEGMENT AND GEOGRAPHIC INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For The Three Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$207,296	$202,606	$112,928	$85,486	$—	$(1)	$320,224	$288,091
Energy sales, net	2,743	2,424	—	—	—	—	2,743	2,424

Total revenue	210,039	205,030	112,928	$85,486	—	(1)	322,967	290,515
Cost of products sold	196,948	192,817	96,462	70,522	(2,841)	(1,624)	290,569	261,715

Gross profit (loss)	13,091	12,213	16,466	14,964	2,841	1,623	32,398	28,800
SG&A	13,772	14,521	9,689	8,182	1,916	1,073	25,377	23,776
Shutdown and restructuring charges	—	—	—	—	(856)	(63)	(856)	(63)
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	16	(5,693)	16	(5,693)

Total operating income (loss)	(681)	(2,308)	6,777	6,782	1,765	6,306	7,861	10,780
Nonoperating income (expense)	—	—	—	—	(4,367)	(6,940)	(4,367)	(6,940)

Income (loss) before income taxes	$(681)	$(2,308)	$6,777	$6,782	$(2,602)	$(634)	$3,494	$3,840

Supplementary Data
Net tons sold	182,700	183,344	22,356	18,118	—	—	205,056	201,462
Depreciation, depletion and amortization expense	$8,980	$8,881	$6,968	$5,250	—	—	$15,948	$14,131

Business Unit Performance	For The Six Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$408,242	$399,510	$217,480	$169,570	$1	$—	$625,723	$569,080
Energy sales, net	4,727	4,638	—	—	—	—	4,727	4,638

Total revenue	412,969	404,148	217,480	169,570	1	—	630,450	573,718
Cost of products sold	374,224	370,737	184,858	141,312	(5,288)	(3,840)	553,794	508,209

Gross profit (loss)	38,745	33,411	32,622	28,258	5,289	3,840	76,656	65,509
SG&A	27,979	29,048	19,709	16,494	1,824	6,961	49,512	52,503
Shutdown and restructuring charges	—	—	—	—	(856)	162	(856)	162
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(14,502)	(8,887)	(14,502)	(8,887)

Total operating income (loss)	10,766	4,363	12,913	11,764	18,823	5,604	42,502	21,731
Nonoperating income (expense)	—	—		—	(8,840)	(12,905)	(8,840)	(12,905)

Income (loss) before income taxes	$10,766	$4,363	$12,913	$11,764	$9,983	$(7,301)	$33,662	$8,826

Supplementary Data
Net tons sold	364,911	358,464	43,695	36,475	—	—	408,606	394,939
Depreciation depletion and amortization expense	$17,612	$17,532	$13,054	$10,333	—	—	$30,666	$27,865

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
     The following presents our condensed consolidating statements of income and cash flow for the three months ended June 30, 2008 and 2007 and our condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.
     During 2007, we completed a reorganization pursuant to which, Glenn Wolfe was merged into the parent company. Accordingly the 2007 financial information set forth below reflects such reorganization. All prior period financial information has been restated.
Condensed Consolidating Statement of Income for the
three months ended June 30, 2008

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$207,296	$10,566	$112,928	$(10,566)	$320,224
Energy sales — net	2,743	—	—	—	2,743

Total revenues	210,039	10,566	112,928	(10,566)	322,967
Costs of products sold	194,143	10,637	96,577	(10,788)	290,569

Gross profit	15,896	(71)	16,351	222	32,398
Selling, general and administrative expenses	14,853	554	9,970	—	25,377
Shutdown and restructuring charges	(856)	—	—	—	(856)
Gains on dispositions of plant, equipment and timberlands, net	2	14	—	—	16

Operating income	1,897	(639)	6,381	222	7,861
Non-operating income (expense)
Interest expense	(4,983)	—	(844)	—	(5,827)
Interest income (expense)	(1,239)	3,143	(547)	—	1,357
Other income (expense) — net	5,989	181	(208)	(5,859)	103

Total other income (expense)	(233)	3,324	(1,599)	(5,859)	(4,367)

Income (loss) before income taxes	1,664	2,685	4,782	(5,637)	3,494
Income tax provision (benefit)	(1,492)	998	740	92	338

Net income (loss)	$3,156	$1,687	$4,042	$(5,729)	$3,156

Condensed Consolidating Statement of Income for the
three months ended June 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$202,606	$10,576	$85,485	$(10,576)	$288,091
Energy sales — net	2,424	—	—	—	2,424

Total revenues	205,030	10,576	85,485	(10,576)	290,515
Costs of products sold	192,055	9,574	70,693	(10,607)	261,715

Gross profit	12,975	1,002	14,792	31	28,800
Selling, general and administrative expenses	14,387	643	8,746	—	23,776
Shutdown and restructuring charges	63	—	(126)	—	(63)
Gains on dispositions of plant, equipment and timberlands, net	179	(5,872)	—	—	(5,693)

Operating income	(1,654)	6,231	6,172	31	10,780
Non-operating income (expense)
Interest expense	(6,842)	—	(582)	—	(7,424)
Interest income (expense)	162	3,590	(1,204)	(1,700)	848
Other income (expense) — net	7,715	330	(274)	(8,135)	(364)

Total other income (expense)	1,035	3,920	(2,060)	(9,835)	(6,940)

Income (loss) before income taxes	(619)	10,151	4,112	(9,804)	3,840
Income tax provision (benefit)	(2,617)	4,039	1,021	(601)	1,842

Net income (loss)	$1,998	$6,112	$3,091	$(9,203)	$1,998

GLATFELTER

Condensed Consolidating Statement of Income for the
six months ended June 30, 2008

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$408,243	$21,993	$217,480	$(21,993)	$625,723
Energy sales — net	4,727	—	—	—	4,727

Total revenues	412,970	21,993	217,480	(21,993)	630,450
Costs of products sold	369,727	21,214	185,683	(22,830)	553,794

Gross profit	43,243	779	31,797	837	76,656
Selling, general and administrative expenses	27,893	1,017	20,602	—	49,512
Shutdown and restructuring charges	(856)	—	—	—	(856)
Gains on dispositions of plant, equipment and timberlands, net	127	(14,604)	(25)	—	(14,502)

Operating income	16,079	14,366	11,220	837	42,502
Non-operating income (expense)
Interest expense	(10,289)	(11)	(1,672)	—	(11,972)
Interest income	19,346	6,293	(1,078)	(21,600)	2,961
Other income (expense) — net	6,359	559	(395)	(6,352)	171

Total other income (expense)	15,416	6,841	(3,145)	(27,952)	(8,840)

Income (loss) before income taxes	31,495	21,207	8,075	(27,115)	33,662
Income tax provision (benefit)	8,664	8,353	1,844	(8,030)	10,831

Net income (loss)	$22,831	$12,854	$6,231	$(19,085)	$22,831

Condensed Consolidating Statement of Income for the
six months ended June 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$399,510	$21,603	$169,570	$(21,603)	$569,080
Energy sales — net	4,638	—	—	—	4,638

Total revenues	404,148	21,603	169,570	(21,603)	573,718
Costs of products sold	368,673	19,452	141,535	(21,451)	508,209

Gross profit	35,475	2,151	28,035	(152)	65,509
Selling, general and administrative expenses	33,776	1,107	17,620	—	52,503
Shutdown and restructuring charges	262	—	(100)	—	162
Gains on dispositions of plant, equipment and timberlands, net	179	(9,066)	—	—	(8,887)

Operating income	1,258	10,110	10,515	(152)	21,731
Non-operating income (expense)
Interest expense	(13,601)	—	(1,160)	—	(14,761)
Interest income	441	6,995	(2,397)	(3,450)	1,589
Other income (expense) — net	13,140	575	(192)	(13,256)	267

Total other income (expense)	(20)	7,570	(3,749)	(16,706)	(12,905)

Income (loss) before income taxes	1,238	17,680	6,766	(16,858)	8,826
Income tax provision (benefit)	(4,013)	7,008	1,874	(1,294)	3,575

Net income (loss)	$5,251	$10,672	$4,892	$(15,564)	$5,251

GLATFELTER

Condensed Consolidating Balance Sheet as of June 30, 2008

	Parent			Adjustments/
In thousands	Company	Guarantors	Non Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,682	$438	$11,491	$—	$18,611
Other current assets	300,110	334,727	75,057	(326,184)	383,710
Plant, equipment and timberlands — net	279,267	7,882	243,384	—	530,533
Other assets	773,537	193,572	(43,390)	(522,974)	400,745

Total assets	$1,359,596	$536,619	$286,542	$(849,158)	$1,333,599

Liabilities and Shareholders’ Equity
Current liabilities	$378,082	$70,036	$68,435	$(325,257)	$191,296
Long-term debt	235,573	—	70,695	—	306,268
Deferred income taxes	138,733	35,456	32,155	(11,206)	195,138
Other long-term liabilities	97,680	13,677	11,127	8,885	131,369

Total liabilities	850,068	119,169	182,412	(327,578)	824,071
Shareholders’ equity	509,528	417,450	104,130	(521,580)	509,528

Total liabilities and shareholders’ equity	$1,359,596	$536,619	$286,542	$(849,158)	$1,333,599

Condensed Consolidating Balance Sheet as of December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,693	$162	$22,978	$—	$29,833
Other current assets	257,804	277,958	37,008	(229,191)	343,579
Plant, equipment and timberlands — net	279,511	7,591	232,764	—	519,866
Other assets	749,913	212,513	(78,513)	(490,124)	393,789

Total assets	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities	$319,516	$39,285	$64,423	$(225,668)	$197,556
Long-term debt	267,041	—	34,000	—	301,041
Deferred income taxes	138,615	33,557	32,236	(15,252)	189,156
Other long-term liabilities	92,681	14,310	8,489	7,766	123,246

Total liabilities	817,853	87,152	139,148	(233,154)	810,999
Shareholders’ equity	476,068	411,072	75,089	(486,161)	476,068

Total liabilities and shareholders’ equity	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the
six months ended June 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$14,431	$2,200	$1,922	$(21,600)	$(3,047)
Investing activities
Purchase of plant, equipment and timberlands	(9,308)	(1,139)	(14,960)	—	(25,407)
Proceeds from disposal plant, equipment and timberlands	1	14,996	—	—	14,997
Repayments from (advances of) intercompany loans, net	4,000	(16,778)	(9,158)	21,936	—
Return (contributions) of intercompany capital, net		26,597		(26,597)	—

Total investing activities	(5,307)	23,676	(24,118)	(4,661)	(10,410)
Financing activities
Net (repayments of) proceeds from indebtedness	(30,001)	—	38,991	—	8,990
Payment of dividends to shareholders	(8,220)	—	—	—	(8,220)
(Repayments) borrowings of intercompany loans, net	28,536	(4,000)	(2,600)	(21,936)	—
Return of intercompany capital, net	—		(26,597)	26,597	—
Payment of intercompany dividends	—	(21,600)		21,600	—
Proceeds from stock options exercised	642	—	—	—	642

Total financing activities	(9,043)	(25,600)	9,794	26,261	1,412
Effect of exchange rate on cash	(92)	—	915	—	823

Net increase (decrease) in cash	(11)	276	(11,487)	—	(11,222)
Cash at the beginning of period	6,693	162	22,978	—	29,833

Cash at the end of period	$6,682	$438	$11,491	$—	$18,611

Condensed Consolidating Statement of Cash Flows for the
six months ended June 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$25,073	$(9,305)	$1,868	$—	$17,636
Investing activities
Purchase of plant, equipment and timberlands	(10,428)	(381)	(3,412)	—	(14,221)
Proceeds from disposal plant, equipment and timberlands	13	9,435	—	—	9,448

Total investing activities	(10,415)	9,054	(3,412)	—	(4,773)
Financing activities

Net (repayments of) proceeds from indebtedness	(15,075)	—	(541)	—	(15,616)
Payment of dividends	(8,159)	—	—	—	(8,159)
Proceeds from stock options exercised	1,171	—	—	—	1,171

Total financing activities	(22,063)	—	(541)	—	(22,604)
Effect of exchange rate on cash	—	—	752	—	752

Net increase (decrease) in cash	(7,405)	(251)	(1,333)	—	(8,989)
Cash at the beginning of period	10,227	546	11,212	—	21,985

Cash at the end of period	$2,822	$295	$9,879	$—	$12,996

GLATFELTER

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in its our Annual Report on Form 10-K..
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
     Overview Our results of operations for the first half of 2008 when compared with the same period of 2007 reflect stable demand trends and improved pricing conditions in each of our business units. However, each of our business units’ results in the first half of 2008 were adversely impacted by significantly higher input costs.
     Specialty Papers’ results in 2008 compared to 2007 benefited from initiatives implemented in the second half of 2007 to improve the operational effectiveness and overall profitability of the Chillicothe facility.
     Composite Fibers’ results in the first half of 2008 were adversely impacted by operational matters related to lost production associated with the upgrades of paper machines at two of its facilities, and lower production output due to the tight supply of abaca fiber. In addition, the inclusion of the November 2007 acquisition of the Caerphilly facility was slightly dilutive to this business unit’s results.

GLATFELTER

     Results of operations for the first half of 2008 include $8.7 million of after-tax gains from the sale of timberlands as well a $2.0 million recovery in a litigation matter related to our former Ecusta mill, offset by legal fees for matters at that site.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2008 versus the
Six Months Ended June 30, 2007
     The following table sets forth summarized results of operations:

	Six Months Ended June 30
In thousands, except per share	2008	2007

Net sales	$625,723	$569,080
Gross profit	76,656	65,509
Operating income	42,502	21,731
Net income	22,831	5,251
Earnings per share	0.50	0.12

     The consolidated results of operations for the six months ended June 30, 2008 includes the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2008
Timberland sales	$8,656	$0.19
Reversal of shutdown and restructuring charges	532	0.01
Acquisition integration related costs	(588)	(0.01)

2007
Timberland sales	5,400	0.12
Environmental remediation	(3,693)	(0.08)
Acquisition integration related costs	(1,150)	(0.03)

     The above items increased earnings by $8.6 million, or $0.19 per diluted share in the first six months of 2008. In the comparable period a year ago, the above items increased earnings by $0.6 million, or $0.01 per diluted share.

Business Units

Business Unit Performance	For the Six Months Ended June 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$408,242	$399,510	$217,480	$169,570	$1	$—	$625,723	$569,080
Energy sales, net	4,727	4,638	—	—	—	—	4,727	4,638

Total revenue	412,969	404,148	217,480	169,570	1	—	630,450	573,718
Cost of products sold	374,224	370,737	184,858	141,312	(5,288)	(3,840)	553,794	508,209

Gross profit	38,745	33,411	32,622	28,258	5,289	3,840	76,656	65,509
SG&A	27,979	29,048	19,709	16,494	1,824	6,961	49,512	52,503
Shutdown and restructuring charges	—	—	—	—	(856)	162	(856)	162
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(14,502)	(8,887)	(14,502)	(8,887)

Total operating income (loss)	10,766	4,363	12,913	11,764	18,823	5,604	42,502	21,731
Nonoperating income (expense)	—	—	—	—	(8,840)	(12,905)	(8,840)	(12,905)

Income (loss) before income taxes	$10,766	$4,363	$12,913	$11,764	$9,983	$(7,301)	$33,662	$8,826

Supplementary Data
Net tons sold	364,911	358,464	43,695	36,475	—	—	408,606	394,939
Depreciation, depletion and amortization expense	$17,612	$17,532	$13,054	$10,333	—	—	$30,666	$27,865

GLATFELTER

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
Sales and Costs of Products Sold

	Six Months Ended
	June 30
In thousands	2008	2007	Change

Net sales	$625,723	$569,080	$56,643
Energy sales – net	4,727	4,638	89

Total revenues	630,450	573,718	56,732
Costs of products sold	553,794	508,209	45,585

Gross profit	$76,656	$65,509	$11,147

Gross profit as a percent of Net sales	12.3%	11.5%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2008	2007

Business Unit
Specialty Papers	65.2%	70.2%
Composite Fibers	34.8	29.8

Total	100.0%	100.0%

     Net sales totaled $625.7 million for the first six months of 2008, an increase of $56.6 million, or10.0%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the first six months of 2008 increased $8.7 million to $408.2 million and operating income totaled $10.8 million, an increase of $6.4 million over the previous year. Higher average selling prices contributed $15.0 million of the increase in net sales and volumes shipped increased 1.8%. These price and volume increases were partially offset by expected mix changes between carbonless papers and uncoated papers, as well as lower sales of scrap paper. The benefits of higher average selling prices were offset by $20.7 million of higher costs, largely driven by fiber and energy. Unplanned operating downtime at the Spring Grove and Chillicothe facilities also reduced operating results by $1.7 million early in the first half of the current year. In addition to the net effect of the factors discussed above, the higher operating income for the first half of 2008 reflects progress achieved in the last half of 2007 in executing Chillicothe’s profit improvement initiatives.
     In Composite Fibers, net sales were $217.5 million for the first six months of 2008, an increase of $47.9 million from the same period a year ago and operating income totaled $12.9 million, an increase of $1.1 million in the comparison. The completion of the November 30, 2007 Caerphilly acquisition accounted for approximately $23.5 million of the increase in net sales and the translation of foreign currencies benefited net sales by $18.1 million. Volumes increased approximately 19.8% with increases realized across all product lines. On a constant currency basis, average selling prices benefited net sales by $3.8 million which partially offset the impact of higher input costs. Energy and raw material costs in this business unit were $5.8 million higher than the same period a year ago. During the fourth quarter of 2007, we completed a machine upgrade at Composite Fibers’ Lydney facility, with startup extending into the first quarter of 2008, lowering production volumes and operating income by approximately $1.7 million.

GLATFELTER

     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for the first half of 2008 compared to the same period of 2007:

	Six Months Ended
	June 30
In thousands	2008	2007	Change

Recorded as:
Costs of products sold	$5,465	$4,694	$771
SG&A expense	2,500	1,727	773

Total	$7,965	$6,421	$1,544

     Selling, general and administrative (“SG&A”) expenses decreased $3.0 million in the period-to-period comparison and totaled $49.5 million in the first half of 2008. SG&A decreased in the comparison due to the inclusion in the 2007 period of a $6 million charge for environmental matters in addition to the benefit in the comparison of a $2.0 million recovery in 2008 from the settlement of a litigation matter related to our former Ecusta division, offset by legal fees for matters at that site. The amounts for 2008 also were adversely impacted by foreign currency translation and the inclusion of the Caerphilly acquisition.
     Gain on Sales of Plant, Equipment and Timberlands During the first six months of 2008, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2008
Timberlands	3,595	$14,997	$14,603
Other	n/a	—	(101)

		$14,997	$14,502

2007
Timberlands	3,588	$9,435	$9,066

     Income taxes Our results of operations for the first six months of 2008 reflect an effective tax rate of 32.2% compared to 40.5% in the same period a year ago. The decrease in the effective tax rate is primarily due to tax benefits recorded upon the filing of an international subsidiary’s tax return and the reversal of a tax reserve in a foreign jurisdiction where the statute expired.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first six months of 2008, Euro functional currency operations generated approximately 21.5% of our sales and 20.1% of operating expenses and British Pound Sterling operations represented 10.6% of net sales and 11.2% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on first half 2008 reported results compared to first half 2007:

Six Months
In thousands	Ended June 30
Favorable
(unfavorable)
Net sales	$18,073
Costs of products sold	(14,925)
SG&A expenses	(1,515)
Income taxes and other	(309)

Net income	$1,324

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three Months Ended June 30, 2008 versus the
Three Months Ended June 30, 2007
     The following table sets forth summarized results of operations:

	Three Months Ended
	June 30
In thousands, except per share	2008	2007

Net sales	$320,224	$288,091
Gross profit	32,398	28,800
Operating income	7,861	10,780
Net income (loss)	3,156	1,998
Earnings (loss) per share	0.07	0.04

     The consolidated results of operations for the three months ended June 30 includes the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)
2008
Reversal of shutdown and restructuring charges	$532	$0.01
Acquisition integration related costs	(177)	0.00

2007
Timberland sales	3,486	0.08
Acquisition integration related costs	(744)	(0.02)

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance			For the Three Months Ended June 30,
In thousands, except net tons sold	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$207,296	$202,606	$112,928	$85,486	$—	$(1)	$320,224	$288,091
Energy sales, net	2,743	2,424	—	—	—	—	2,743	2,424

Total revenue	210,039	205,030	112,928	$85,486	—	(1)	322,967	290,515
Cost of products sold	196,948	192,817	96,462	70,522	(2,841)	(1,624)	290,569	261,715

Gross profit (loss)	13,091	12,213	16,466	14,964	2,841	1,623	32,398	28,800
SG&A	13,772	14,521	9,689	8,182	1,916	1,073	25,377	23,776
Shutdown and restructuring charges	—	—	—	—	(856)	(63)	(856)	(63)
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	16	(5,693)	16	(5,693)

Total operating income (loss)	(681)	(2,308)	6,777	6,782	1,765	6,306	7,861	10,780
Non-operating income (expense)					(4,367)	(6,940)	(4,367)	(6,940)

Income (loss) before income taxes	$(681)	$(2,308)	$6,777	$6,782	$(2,602)	$(634)	$3,494	$3,840

Supplementary Data
Net tons sold	182,700	183,344	22,356	18,118	—	—	205,056	201,462
Depreciation, depletion and amortization expense	$8,980	$8,881	$6,968	$5,250	—	—	$15,948	$14,131

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended June 30, 2008 and 2007.
Sales and Costs of Products Sold

	Three Months Ended
	June 30
In thousands	2008	2007	Change

Net sales	$320,224	$288,091	$32,133
Energy sales – net	2,743	2,424	319

Total revenues	322,967	290,515	32,452
Costs of products sold	290,569	261,715	28,854

Gross profit	$32,398	$28,800	$3,598

Gross profit as a percent of Net sales	10.1%	10.0%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2008	2007

Business Unit
Specialty Papers	64.7%	70.3%
Composite Fibers	35.3	29.7

Total	100.0%	100.0%

     Net sales totaled $320.2 million for the second quarter of 2008, an increase of $32.1 million, or approximately 11.1%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the second quarter of 2008 increased $4.7 million to $207.3 million and the unit had an operating loss of $0.7 million, an improvement of $1.6 million over the previous year. Higher average selling prices contributed $9.0 million of the increase in net sales and volumes shipped were essentially unchanged, although the mix of products was slightly unfavorable primarily due to the expected and continued decline in carbonless and forms markets. Operating income was adversely impacted by higher production costs primarily due to higher raw material prices that increased by $11.6 million largely driven by pulp and energy. During the second quarters of 2008 and 2007, we completed the annually scheduled maintenance outages at its Spring Grove, PA and Chillicothe, OH facilities. These required outages result in increased maintenance spending and reduced production leading to unfavorable manufacturing costs and lower product sales negatively affecting our second quarter results when compared to other quarters. The maintenance outages adversely impacted gross profit by approximately $15.6 million in the second quarter of 2008, compared to $15.3 million in the same quarter a year ago. During the second quarter, we also incurred $0.4 million in severance costs as we continued to reduce the cost structure at our Chillicothe facility.
     Net sales in the Composite Fibers business unit increased $27.4 million, or 32.1% to $112.9 million for the 2008 second quarter, largely due to the November 2007 Caerphilly acquisition and the impact of foreign currency translation. Despite the loss of production and sales volume associated with the rebuild of a paper machine in Gernsbach Germany, operating income was in line with the second quarter of 2007 at $6.8 million. On a constant currency basis, higher average selling prices contributed $3.0 million to operating income and volumes increased approximately 23.4%. The higher volumes were primarily due to shipments of metalized paper from Caerphilly (acquired in November 2007), and, to a lesser extent, greater shipments of composite laminates and food and beverage products. The cost of raw materials, primarily pulps and energy, was $4.9 million higher than a year ago. As expected, Caerphilly was slightly dilutive to second quarter 2008 earnings and as previously announced, the Company continues to expect Caerphilly to be neutral to earnings for 2008 and slightly accretive in 2009. During the second quarter of 2008, the Company completed the previously announced upgrade of a paper machine at the Gernsbach facility. Lost production time during the upgrade period adversely impacted operating income by approximately $0.3 million. In addition, cost of goods sold in the second quarter of 2008 includes $0.7 million of accelerated depreciation to write-off the book value of the paper machine components that were replaced during the upgraded.
     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each of the second quarters of 2008 and 2007:

	Three Months Ended
	June 30
In thousands	2008	2007	Change

Recorded as:
Costs of products sold	$2,925	$2,190	$735
SG&A expense	1,271	718	553

Total	$4,196	$2,908	$1,288

     Selling, general and administrative (“SG&A”) expenses increased by $1.6 million in the quarter-to-quarter comparison and totaled $25.4 million in the second quarter of 2008. The increase was due to higher performance-based incentive compensation expenses, the effect of foreign currency translation adjustments and the inclusion of Caerphilly’s results in 2008.

GLATFELTER

     Income taxes During the second quarter of 2008, our effective tax rate was 9.7% compared to 48.0% in the same period of 2007. The decrease was primarily due to the significant amount of land sales in the second quarter of 2007 which are subject to higher tax rates, tax benefits recorded upon the filing of an international subsidiary’s tax return, and the reversal of a tax reserve in a foreign jurisdiction where the statute expired.
     Foreign Currency During the second quarter of 2008, Euro functional currency operations generated approximately 21.8 % of our sales and 20.1 % of operating expenses and British Pound Sterling operations represented 10.9 % of net sales and 10.9 % of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on second quarter 2008 reported results compared to second quarter 2007:

In thousands	Three Months Ended
Favorable
(unfavorable)
Net sales	$9,789
Costs of products sold	(7,713)
SG&A expenses	(714)
Income taxes and other	(166)

Net income	$1,196

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

	Six Months Ended
	June 30
In thousands	2008	2007

Cash and cash equivalents at beginning of period	$29,833	$21,985
Cash provided by (used for)
Operating activities	(3,047)	17,636
Investing activities	(10,410)	(4,773)
Financing activities	1,412	(22,604)
Effect of exchange rate changes on cash	823	752

Net cash used	(11,222)	(8,989)

Cash and cash equivalents at end of period	$18,611	$12,996

     Cash used in operating activities increased $20.7 million in the comparison as the benefits of improved results of operations were more than offset by increased accounts receivables, the use of $9.4 million of cash to fund environmental matters and the payment of to $16.1 million of taxes in 2008 compared with a $1.6 million of tax refund in the same period of 2007.
     The net change in investing cash flows primarily reflects $11.2 million increase in capital expenditures during the period partially offset by a $5.5 million increase in proceeds from timberland sales. For all of 2008, capital expenditures are expected to total $52 million to $57 million including a $10 million investment to upgrade the capabilities of one of our inclined-wire paper machines in Germany during the second quarter of 2008.
     We recently announced our intentions to invest $38 million in state-of-the-art inclined wire and through air drying technology to upgrade another paper machine at our Gernsbach, Germany facility. This investment is expected to be made in the second half of 2009 and will likely be funded from existing cash balances and available borrowing capacity under our current credit facility.
     During the first six months of 2008 and 2007, cash dividends paid on common stock totaled approximately $8.2 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     Changes in cash flows from financing activity in the comparison resulted primarily from net debt repayments in first six months of 2007 totaling $15.6 million, compared to net borrowings in the current year totaling $9.0 million. During the first half of 2008, we completed a $36.7 million borrowing collateralized with a promissory note received in connection with the fourth quarter of 2007 installment timberland sale.

GLATFELTER

     The following table sets forth our outstanding long-term indebtedness:

	June 30,	December
In thousands	2008	31, 2007

Revolving credit facility, due April 2011	$10,956	$35,049
Term Loan, due April 2011	37,000	43,000
7 1/8% Notes, due May 2016	200,000	200,000
Term Loan, due January 2013	36,695	–
Note payable, due March 2013	34,000	34,000

Total long-term debt	318,651	312,049
Less current portion	(12,383)	(11,008)

Long-term debt, excluding current portion	$306,268	$301,041

     The significant terms of the debt obligations are set forth in Item 1–Financial Statements and Supplementary Data, Note 12.
     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 – Financial Statements – Note 14 for a summary of significant environmental matters.
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sales of timberland, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements– Note 14, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become currently due. As of June 30, 2008, we met all of the requirements of our debt covenants.
     Off-Balance-Sheet Arrangements As of June 30, 2008 and December 31, 2007, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.
     Outlook For the second half of 2008, we expect average selling prices to increase across all product lines in the Specialty Papers business unit. However, the rate of increase in this unit’s input costs is expected to outpace the benefits from higher selling prices. Further, we expect cost reduction initiatives to mitigate the adverse effects of the rate of increases in input costs compared to increases in selling prices. Volumes shipped in the Specialty Papers business unit during the second half of 2008 are expected to be in line with the same period of 2007.
     In the Composite Fibers business unit, higher average selling prices coupled with continuous improvement initiatives are expected to more than offset rising input costs. Volumes shipped in this unit during the second half of 2008 are expected to be higher than the same period of 2007 reflecting additional volumes attributable to the Caerphilly acquisition.
     In connection with the previously announced $38 million investment to install state-of-the-art inclined wire technology and through air drying on a paper machine, we expect to record accelerated depreciation expense, of $0.7 million per quarter through the third quarter of 2009, associated with the upgraded machine components.
     We also expect to record, in the second half of 2008, charges estimated to total $0.5 million to $1.0 million associated with new or additional profit improvement initiatives at the Chillicothe facility.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2008
Dollars in thousands	2008	2009	2010	2011	2012	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$185,175
At fixed interest rate – SunTrust Note	34,000	34,000	34,000	34,000	34,000	34,000	33,621
At variable interest rates	81,900	72,268	58,509	42,055	36,695	84,651	84,651

						$318,651	$303,447

Weighted-average interest rate
On fixed rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed rate debt – Note payable	3.10	3.10	3.10	3.10	3.10
On variable rate debt	4.47	4.62	4.92	5.20	5.31

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2008, we had long-term debt outstanding of $318.7 million, of which $84.7 million or 26.6 % was at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under (i) credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; (ii) the term loan that matures in April 2011, under which we are required to make quarterly repayments and (iii) the 2008 Term Loan that bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.2%per annum. At June 30, 2008, the weighted average interest rate paid on variable rate debt was 4.47%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.9 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2008, Euro functional currency operations generated approximately 21.5 % of our sales and 20.1 % of operating expenses and British Pound Sterling operations represented 10.6 % of net sales and 11.2 % of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of holders of Glatfelter common stock was held on May 1, 2008. At this meeting, shareholders voted on the following matters (with the indicated tabulated results).
i.	The election of two members of the Board of Directors to serve for full three-year terms expiring in 2011.

Director	For	Withheld

Nicholas DeBenedictis	24,426,131	16,736,576
J. Robert Hall	37,745,500	3,417,207
ii.	the amendment of the Company’s By-laws to phase out the company’s classified Board structure.

For	Against	Abstained

40,807,843	300,680	54,182
iii.	the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008.

For	Against	Abstained
38,594,819	2,533,458	34,430
     ITEM 5. OTHER INFORMATION
     On May 8, 2008, in conjunction with the Company’s ongoing strategic initiative to monetize the value of its timberlands, the Company, through a wholly-owned subsidiary, entered into an agreement to sell 246 acres of timberland for $3.25 million in cash to George H. Glatfelter, its Chairman and Chief Executive Officer, and his wife Beverly G. Glatfelter (the “Glatfelters”), subject to closing conditions customary with transactions of this nature. The 246 acres of timberland which was subject to the agreement with the Glatfelters, had been independently appraised and marketed for public sale by the Company. Based on those appraisals and the marketing process that was pursued, the Company and its Board of Directors believe that the sale price agreed to with the Glatfelters constitutes fair market value for the timberland. The sale of this timberland closed on August 8, 2008.
     In accordance with the Company’s Corporate Governance standards, the proposed sale transaction with the Glatfelters was reviewed and pre-approved by the Nominating and Corporate Governance Committee of the Company’s Board of Directors as a related party transaction.
     A copy of the land sale agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 10.2.
GLATFELTER

     ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant), incorporated by reference to the Company’s Current Report on Form 8-K, dated June 30, 2008.
10.2	Contract for Sale for Sale of Real Estate between Glatfelter Pulp Wood Company, a wholly owned subsidiary of the Company, and George H. Glatfelter II and Beverly G. Glatfelter, dated May 8, 2008, filed herewith.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

August 11, 2008

	By	/s/ David C. Elder

David C. Elder
Corporate Controller
GLATFELTER

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.) -(certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant), incorporated by reference to the Company’s Current Report on Form 8-K, dated June 30, 2008.
10.2	Contract for Sale for Sale of Real Estate between Glatfelter Pulp Wood Company, a wholly owned subsidiary of the Company, and George H. Glatfelter II and Beverly G. Glatfelter, dated May 8, 2008, filed herewith.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.
GLATFELTER