Form 10-Q
period 2008-09-30
GLATFELTER P H CO
filed 2008-11-10
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑.
As of October 31, 2008, P. H. Glatfelter Company had 45,316,284 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2008

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
In thousands, except per share	2008	2007	2008	2007

Net sales	$339,822	$291,859	$965,545	$860,939
Energy sales — net	2,885	2,491	7,612	7,129

Total revenues	342,707	294,350	973,157	868,068
Costs of products sold	285,535	247,470	839,329	755,679

Gross profit	57,172	46,880	133,828	112,389

Selling, general and administrative expenses	24,802	42,197	74,314	94,700
(Reversal of) shutdown and restructuring charges	—	—	(856)	162
Gains on dispositions of plant, equipment and timberlands, net	(3,975)	(2,301)	(18,477)	(11,188)

Operating income	36,345	6,984	78,847	28,715
Non-operating income (expense)
Interest expense	(5,654)	(7,569)	(17,626)	(22,330)
Interest income	1,170	979	4,131	2,568
Other — net	146	113	317	380

Total other income (expense)	(4,338)	(6,477)	(13,178)	(19,382)

Income before income taxes	32,007	507	65,669	9,333
Income tax provision	10,345	(7,305)	21,176	(3,730)

Net income	$21,662	$7,812	$44,493	$13,063

Earnings per share
Basic	$0.48	$0.17	$0.98	$0.29
Diluted	0.47	0.17	0.97	0.29

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Weighted average shares outstanding
Basic	45,279	45,084	45,221	45,004
Diluted	45,650	45,364	45,669	45,365
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
In thousands	2008	2007

Assets
Current assets
Cash and cash equivalents	$15,947	$29,833
Accounts receivable — net	156,534	122,980
Inventories	189,928	193,042
Prepaid expenses and other current assets	40,075	27,557

Total current assets	402,484	373,412

Plant, equipment and timberlands — net	507,928	519,866

Other assets	403,186	393,789

Total assets	$1,313,598	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$13,071	$11,008
Short-term debt	2,081	1,136
Accounts payable	60,397	73,195
Dividends payable	4,077	4,063
Environmental liabilities	11,352	7,038
Other current liabilities	109,319	101,116

Total current liabilities	200,297	197,556

Long-term debt	298,938	301,041

Deferred income taxes	190,292	189,156

Other long-term liabilities	124,492	123,246

Total liabilities	814,019	810,999

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	47,057	44,697
Retained earnings	595,802	563,608
Accumulated other comprehensive (loss) income	(9,238)	4,061

	634,165	612,910
Less cost of common stock in treasury	(134,586)	(136,842)

Total shareholders’ equity	499,579	476,068

Total liabilities and shareholders’ equity	$1,313,598	$1,287,067

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended
	September 30
In thousands	2008	2007

Operating activities
Net income	$44,493	$13,063
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	46,374	42,293
Pension income	(11,944)	(9,646)
(Reversal of) shutdown and restructuring charges	(856)	162
Deferred income tax provision	4,366	(11,843)
Gains on dispositions of plant, equipment and timberlands, net	(18,477)	(11,188)
Stock-based compensation	3,575	2,975
(Cash used) reserve for environmental matters	(12,503)	25,177
Change in operating assets and liabilities
Accounts receivable	(34,768)	(5,320)
Inventories	(1,215)	10,168
Other assets and prepaid expenses	5,925	(1,550)
Accounts payable	(11,482)	(9,280)
Accruals and other current liabilities	2,906	12,297
Other	1,365	455

Net cash provided by operating activities	17,759	57,763

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(40,839)	(19,289)
Proceeds from disposals of plant, equipment and timberlands, net	19,280	12,099

Net cash used by investing activities	(21,559)	(7,190)

Financing activities
Net repayments of revolving credit facility and other	(25,000)	(20,656)
Net repayments of other short term debt	(846)	(1,767)
Proceeds from borrowing from Sun Trust Financial	36,695	—
Principal repayments — 2011 Term Loan	(9,000)	(23,000)
Payment of dividends	(12,343)	(12,253)
Proceeds from stock options exercised and other	1,150	1,477

Net cash used by financing activities	(9,344)	(56,199)

Effect of exchange rate changes on cash	(742)	1,461

Net decrease in cash and cash equivalents	(13,886)	(4,165)
Cash and cash equivalents at the beginning of period	29,833	21,985

Cash and cash equivalents at the end of period	$15,947	$17,820

Supplemental cash flow information
Cash paid (received) for
Interest	$12,182	$18,555
Income taxes	18,239	(900)
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
2. ACCOUNTING POLICIES
     Basis of Presentation The consolidated financial statements include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
     We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP. In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2007 Annual Report on Form 10-K (“2007 Form 10-K”).
     Accounting Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates and assumptions used in the preparation of these consolidated financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions.
3. RECENT PRONOUNCEMENTS
     Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This standard defines the term “fair value”, establishes a framework for measurement and requires expanded disclosures about the fair value measurements. The adoption of SFAS No. 157 did not have an impact on our consolidated financial position or results of operations.
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
     In June 2008, the FASB issued Staff Position (“FSP”) No. EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award. The FSP requires that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders and are considered participating securities. The provisions of FSP No. EITF 03-6-1 are effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1, to determine the impact, if any, on our consolidated financial statements.

GLATFELTER

4. ACQUISITIONS
     Metallised Products Limited On November 30, 2007, through Glatfelter-UK Limited, a wholly-owned subsidiary, we completed our acquisition of Metallised Products Limited (“MPL”), a privately owned company that manufactures a variety of metallized paper products for consumer and industrial applications. MPL is based in Caerphilly, Wales.
     Under terms of the agreement, we purchased the stock of MPL for $6.8 million cash and assumed $5.8 million of debt in addition to $1.5 million of transaction costs. The amounts set forth above reflect a $0.4 million reduction in the original purchase price based on final adjusted working capital as of the closing date. The acquisition, which was financed from our existing cash balance, employed about 165 people and had 2007 revenues of approximately $53.4 million.
     The following table summarizes the preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets acquired:
Cash	$730
Accounts receivable	7,718
Inventory	4,747
Property and equipment	10,178
Other assets	885
Goodwill	1,907

26,165
Liabilities assumed
Less acquisition related liabilities including accounts payable and accrued expenses	11,963
Long term debt	5,830

17,793

Total	$8,372

5. GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first nine months of 2008 and 2007, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2008
Timberlands	4,561	$19,280	$18,646
Other	—	—	(169)

	4,561	$19,280	$18,477

2007
Timberlands	4,674	$11,649	$11,223
Other	—	450	(35)

	4,674	$12,099	$11,188

     The amounts set forth above for 2008 include a $2.9
million gain from the sale of 261 acres of timberlands for cash consideration to George H. Glatfelter, our chairman and chief executive officer and his spouse. In accordance with terms of our credit facility, we are required to use the proceeds from timberland sales to reduce amounts outstanding under our term loan.
6. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	September 30
In thousands, except per share	2008	2007

Net income	$21,662	$7,812

Weighted average common shares outstanding used in basic EPS	45,279	45,084
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	371	280

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,650	45,364

Earnings per share
Basic	$0.48	$0.17
Diluted	0.47	0.17

	Nine months ended
	September 30
In thousands, except per share	2008	2007

Net income	$44,493	$13,063

Weighted average common shares outstanding used in basic EPS	45,221	45,004
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	448	361

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,669	45,365

Earnings per share
Basic	$0.98	$0.29
Diluted	0.97	0.29

     Approximately 674,534 of potential common shares have been excluded from the computation of diluted earnings per share for the three month and nine month periods ended September 30, 2008 due to their anti-dilutive nature. Approximately 460,750 and 457,750 of potential common shares were excluded from the computation of diluted earnings per share for the three month and nine month periods ended September 30, 2007, respectively.

GLATFELTER

7. INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of September 30, 2008 and December 31, 2007, we had $27.9 million and $26.1 million of gross unrecognized tax benefits respectively. As of September 30, 2008, if such benefits were to be recognized, approximately $22.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Year
	Examination in	Not under
Jurisdiction	progress	examination

United States
Federal	2004 — 2006	2007
State	2004	2003 — 2007
Germany (1)	2003 — 2006	2007
France	N/A	2006 — 2007
United Kingdom	N/A	2006 — 2007
Philippines	2005 — 2007	N/A

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
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the third quarter of 2008 totaled $0.3 million and $0.2 million in the third quarter of 2007. Interest expense recognized for the first nine months of 2008 totaled $0.5 million and $0.5 million during the first nine months of 2007. Accrued interest was $2.3 million and $1.8 million as of September 30, 2008 and December 31, 2007, respectively. We did not record any penalties associated with uncertain tax positions during 2008 or 2007.
8. STOCK-BASED COMPENSATION
     During the first nine months of 2008, 265,910 Stock Only Stock Appreciation Rights (“SOSAR”) were granted, net of forfeitures, to members of executive management at a weighted average grant date strike price of $13.49 per share. Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs, which vest ratably over a three year period, had a grant date fair value, estimated using the Black-Scholes valuation model, of $3.75 per right, and an aggregate value of $1.1 million. In addition, 137,600 Restricted Stock Units (“RSU”) were issued in the first nine months of 2008 with a weighted-average grant date fair value of $14.47 per unit and an aggregate value of $2.0 million. The RSUs vest over a period ranging from three years to five years.
     During the first nine months of 2008 and 2007, we recognized stock-based compensation expense totaling $3.5 million and $3.0 million, respectively.

GLATFELTER

9. RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	September 30
In thousands	2008	2007

Pension Benefits
Service cost	$1,907	$2,392
Interest cost	5,897	5,452
Expected return on plan assets	(12,445)	(11,872)
Amortization of prior service cost	571	600
Amortization of unrecognized loss	91	203

Net periodic benefit income	$(3,979)	$(3,225)

Other Benefits
Service cost	$503	$506
Interest cost	825	759
Expected return on plan assets	(216)	(223)
Amortization of prior service cost	(337)	(259)
Amortization of unrecognized loss	359	262

Net periodic benefit cost	$1,134	$1,045

	Nine months ended
	September 30
In thousands	2008	2007

Pension Benefits
Service cost	$6,435	$7,176
Interest cost	17,646	16,370
Expected return on plan assets	(38,077)	(35,600)
Amortization of prior service cost	1,768	1,799
Amortization of unrecognized loss	284	609

Net periodic benefit income	$(11,944)	$(9,646)

Other Benefits
Service cost	$1,564	$1,520
Interest cost	2,401	2,275
Expected return on plan assets	(633)	(669)
Amortization of prior service cost	(933)	(776)
Amortization of unrecognized loss	981	786

Net periodic benefit cost	$3,380	$3,136

	Sept. 30,	Dec. 31,
In millions	2008	2007

Pension Plan Assets
Fair value of plan assets at end of period	$489.0	$603.6

     The decline in the fair value of our pension plan assets reflects the deteriorating global equity markets during 2008. As of December 31, 2007, approximately 70% of the pension plan assets were invested in publicly-traded equity securities and the balance was comprised of cash and fixed rated debt instruments.
     As of December 31, 2007, our pension plans were overfunded by $230.3 million. Although the fair value of our pension plan assets has since declined, the plans remain overfunded at September 30, 2008.
10. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	September 30
In thousands	2008	2007

Net income	$21,662	$7,812
Foreign currency translation adjustment	(29,510)	11,207
Additional pension liability amortization, net of tax	466	528

Comprehensive income	$(7,382)	$19,547

	Nine months ended
	September 30
In thousands	2008	2007

Net income	$44,493	$13,063
Foreign currency translation adjustment	(14,669)	17,623
Additional pension liability amortization, net of tax	1,370	1,517

Comprehensive income	$31,194	$32,203

11. INVENTORIES
     Inventories, net of reserves, were as follows:

	Sept. 30,	Dec. 31,
In thousands	2008	2007

Raw materials	$45,733	$41,119
In-process and finished	95,215	102,219
Supplies	48,980	49,704

Total	$189,928	$193,042

12. LONG-TERM DEBT
     Long-term debt is summarized as follows:

	Sept. 30,	Dec. 31,
In thousands	2008	2007

Revolving credit facility, due April 2011	$7,314	$35,049
Term Loan, due April 2011	34,000	43,000
7 1/8% Notes, due May 2016	200,000	200,000
Term Loan, due January 2013	36,695	—
Note payable, due March 2013	34,000	34,000

Total long-term debt	312,009	312,049
Less current portion	(13,071)	(11,008)

Long-term debt, excluding current portion	$298,938	$301,041

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

GLATFELTER

or issuance of additional equity; we must repay a specified portion of the term loan within five days of the prepayment event.
     Borrowings under the credit agreement bear interest, at our option, at either (a) the bank’s base rate described in the credit agreement as the greater of the prime rate or the federal funds rate plus 50 basis points, or (b) a EURO-rate option, based generally on LIBOR at terms up to 6 months selected at our option at the time of borrowing, plus an applicable margin that varies from 67.5 basis points to 137.5 basis points according to our corporate credit rating determined by S&P and Moody’s.
     The credit agreement, as amended, contains a number of customary covenants for financings of this type that, among other things, restrict our ability to: i) dispose of or create liens on assets; ii) transfer assets between borrowing or guaranteeing subsidiaries and non guaranteeing subsidiaries; iii) incur additional indebtedness; iv) repay other indebtedness; or v) make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, including a consolidated minimum net worth test, a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio and a minimum interest coverage ratio. A breach of these requirements, of which we were not aware of any at September 30, 2008, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
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
     As of September 30, 2008 and December 31, 2007, we had $12.7 million and $14.1 million of letters of credit issued to us by certain financial institutions. The letters of credit provide financial assurances for i) commitments made related to the Fox River environmental matter, ii) for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program, and iii) assurance related to the purchase of certain utilities for our manufacturing facilities. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
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

GLATFELTER

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

GLATFELTER

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
     Further, in November 2007, EPA issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc., CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, us, U.S. Paper Mills Corp., and WTM I Company directing those respondents to implement the amended remedy in OU2-5. One section of that order required the respondents, by August 1, 2008, to submit an expression of their intention to commence remediation in OU2-5. Accordingly, in August we submitted a letter response to the EPA which noted our understanding that: 1) other respondents had commenced designing that remedy and procuring certain equipment and real estate necessary to the ordered work, 2) we have been attempting, unsuccessfully, to reach an agreement with the respondents for the funding of the ordered work, 3) NCR and Appleton Papers, Inc. have subsequently initiated the Whiting Litigation which they evidently intend will end in either a final judgment or negotiated settlement that will determine the terms under which the respondents will cooperate in the implementation of the OU2-5 remedy and, 4) therefore, the only way that we could practically comply with the UAO would be to answer a final judgment in the Whiting Litigation, if that judgment were to require Glatfelter to contribute to the remediation cost of OU2-5.
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
     NRDs. The trustees claim that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. We deny (a) liability for most of these NRDs, (b) that if anyone is liable, that we are jointly and severally liable for the full amount, and (c) that the trustees can not pursue this claim at this late date as the limitations period for NRD claims is three years from discovery.
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

GLATFELTER

     NCR and Appleton Papers Inc. have commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., No. 08-C-16-WCG, (“Whiting Litigation”) seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or Appleton Papers. They have to date joined 24 defendants: us, George A. Whiting Paper Co., Menasha Corporation, Green Bay Packaging Inc., International Paper Company, Leicht Transfer & Storage Company, Neenah Foundry Company, Newpage Wisconsin System Inc., The Procter & Gamble Paper Products Company, Wisconsin Public Service Corp. the Cities of Appleton, De Pere, and Green Bay, Brown County, Green Bay Metropolitan Sewerage District, Heart of the Valley Metropolitan Sewerage District, Neenah-Menasha Sewerage Commission, WTM I Company, U.S. Paper Mills Corporation, Georgia-Pacific Consumer Products LP, Georgia-Pacific, LLC, Fort James Operating Company, CBC Coating, Inc. and Fort James Corporation. At the request of all defendants including us, and over the objection of the plaintiffs, on September 23, 2008, the court in the Whiting Litigation issued an Order (“Case Management Order”) which, among other things, ordered that: (1) the Whiting Litigation be segmented into several separate issue-specific proceedings in an effort to minimize litigation costs for several parties in the case who may ultimately have relatively little liability beginning with a proceeding that is scheduled to be heard on December 1, 2009 that will focus on which party(ies) were in the best position to know about possible contamination of the Fox River and could have prevented that contamination and (2) the litigation would be suspended as to the defendants who are not respondents on the OU2-5 UAO (“non-UAO Defendants”) to allow them to pursue settlement with the governments. On October 10, 2008 the United States notified the UAO respondents that it and the State of Wisconsin had informed the non-UAO Defendants that they were willing to engage in discussions to attempt to resolve those parties’ potential liability regarding PCB contamination in the Fox River and invited the UAO respondents to share any information in their possession which is believed to be pertinent to the Governments’ review of the potential liability of the non-UAO Defendants. It is uncertain whether any settlement with the non-UAO Defendants will be reached. In any event, the Whiting Litigation is expected to result in an allocation of responsibility among all of the current parties, including the responsibility of any parties who may reach a settlement with the Governments or any other parties to the Whiting Litigation.
     We contend that as the PCB contamination in the Fox River is, in large part, attributable to the presence of PCBs in NCR®-brand carbonless copy paper that was being recycled by our Neenah Mill and other paper companies located in the area of lower Fox River and in the Bay of Green Bay Wisconsin, NCR or other sources of NCR®-brand carbonless copy paper were, clearly, in the best position to know about possible contamination of the Fox River and could have prevented that contamination. We further contend that we are not jointly and severally liable for costs or damages arising from the presence of PCBs in the Fox River. Finally, we contend that NCR or other sources of NCR®-brand carbonless copy paper that our Neenah Mill recycled bear most of the responsibility for costs and damages arising from the presence of PCBs in OU1. Other parties disagree.
     To date we have spent or have committed to spend approximately $50 million implementing the remedy in OU1, and under the various agreements, orders, and decrees under which we and others have performed work, incurred costs, or paid damages in connection with the Site.
     Reserves for the Fox River Site In 2007, we recorded additional charges of $6 million in the first quarter and $20 million in the third quarter to satisfy both our obligations at OU1 and all pending, threatened or asserted and unasserted claims against us for the Fox River including our claimed liability for the remediation of OU3-5 as a result of the developments concerning the Fox River including our revised cost estimates for OU1. These additional charges represent our current assessment of the ultimate costs to be incurred by us associated with the revised final plan for OU1 and any settlement of liability for NRDs and for remediation of OU 2-5. As of September 30, 2008, our reserve for the Fox River environmental liability totaled $24.4 million, of which $9.9 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $14.5 million is recorded under the caption “Other long term liabilities.” Our reserve includes amounts originally established prior to 2002 and adjustments in the first and third quarter of 2007 increasing the liability by $26.0 million offset by expenditures related to remediation activities.
     We and WTM I have been funding the OU1 remedy by depositing funds in an OU1 Escrow Account and then paying for work out of that account. At September 30, 2008, the remaining OU1 Escrow Account balance totaled $19.3 million. During the first nine months of 2008, Menasha contributed $7 million to the OU1 Escrow Account. In addition, WTM I and we committed to contribute an additional $9.5 million each, and contributions, or security for later contributions, have been posted according to the agreed schedule. Of the total commitment, we funded $3.0 million on July 15, 2008 and obtained a letter of credit guaranteeing payment of the balance.

GLATFELTER

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
     Even if we are not successful in establishing that we are not liable for the remediation of OU2-5, we do not believe that we would be allocated a significant percentage share of liability in any equitable allocation of the remediation costs and other potential damages associated with OU2—5. The accompanying consolidated financial statements do not include reserves for any future litigation or defense costs for the Fox River, and because litigation has commenced, the costs to do so could be significant.
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
     While the OU1 Consent Decree, as amended, provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it does not resolve our exposure at the Site. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes strict joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site. In addition, as mentioned previously, EPA has issued a UAO to us and others calling for further work in OU2-5, and Appleton Papers and NCR have commenced the Whiting Litigation that has become more complicated as a host of additional parties have been joined in that litigation. We cannot predict the outcome of the Whiting Litigation or any other litigation, regulatory actions or settlement negotiations related to this matter.

GLATFELTER

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

GLATFELTER

15. SEGMENT AND GEOGRAPHIC INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the three months ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$226,028	$207,894	$113,794	$83,965	$—	$—	$339,822	$291,859
Energy sales, net	2,885	2,491	—	—	—	—	2,885	2,491

Total revenue	228,913	210,385	113,794	83,965	—	—	342,707	294,350
Cost of products sold	192,110	180,739	96,114	68,327	(2,689)	(1,596)	285,535	247,470

Gross profit (loss)	36,803	29,646	17,680	15,638	2,689	1,596	57,172	46,880
SG&A	13,961	14,988	9,329	7,452	1,512	19,757	24,802	42,197
Shutdown and restructuring charges	—	—	—	—	—	—		—
Gains on dispositions of plant, equipment and timberlands		—		—	(3,975)	(2,301)	(3,975)	(2,301)

Total operating income (loss)	22,842	14,658	8,351	8,186	5,152	(15,860)	36,345	6,984
Nonoperating income (expense)	—	—	—	—	(4,338)	(6,477)	(4,338)	(6,477)

Income (loss) before income taxes	$22,842	$14,658	$8,351	$8,186	$814	$(22,337)	$32,007	$507

Supplementary Data
Net tons sold	200,072	190,505	21,530	17,823	—	—	221,602	208,328
Depreciation, depletion and amortization	$9,007	$9,084	$6,700	$5,345	$—	$—	$15,707	$14,429
Capital expenditures	4,156	3,269	11,275	1,798	—	—	15,431	5,067

Business Unit Performance	For the nine months ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$634,270	$607,404	$331,274	$253,535	$1	—	$965,545	$860,939
Energy sales, net	7,612	7,129	—	—	—	—	7,612	7,129

Total revenue	641,882	614,533	331,274	253,535	1	—	973,157	868,068
Cost of products sold	566,334	551,476	280,972	209,639	(7,977)	(5,436)	839,329	755,679

Gross profit (loss)	75,548	63,057	50,302	43,896	7,978	5,436	133,828	112,389
SG&A	41,940	44,036	29,038	23,946	3,336	26,718	74,314	94,700
Shutdown and restructuring charges	—	—	—	—	(856)	162	(856)	162
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(18,477)	(11,188)	(18,477)	(11,188)

Total operating income (loss)	33,608	19,021	21,264	19,950	23,975	(10,256)	78,847	28,715
Nonoperating income (expense)	—	—	—	—	(13,178)	(19,382)	(13,178)	(19,382)

Income (loss) before income taxes	$33,608	$19,021	$21,264	$19,950	$10,797	$(29,638)	$65,669	$9,333

Supplementary Data
Net tons sold	564,983	548,969	65,225	54,298	—	—	630,208	603,267
Depreciation depletion and amortization	$26,619	$26,615	$19,755	$15,678	$—	$—	$46,374	$42,293
Capital expenditures	14,586	14,078	26,253	5,211	—	—	40,839	19,289

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
     The following presents our condensed consolidating statements of income and cash flow, and our condensed consolidating balance sheets. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.
     During 2007, we completed a reorganization pursuant to which, Glenn Wolfe, a previously identified guarantor subsidiary, was merged into the parent company. Accordingly the 2007 financial information set forth below reflects such reorganization. All prior period financial information has been restated.
Condensed Consolidating Statement of Income for the
three months ended September 30, 2008

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$226,027	$12,024	$113,795	$(12,024)	$339,822
Energy sales — net	2,885	—	—	—	2,885

Total revenues	228,912	12,024	113,795	(12,024)	342,707
Costs of products sold	189,315	11,998	95,801	(11,579)	285,535

Gross profit	39,597	26	17,994	(445)	57,172
Selling, general and administrative expenses	14,611	488	9,703	—	24,802
Gains on dispositions of plant, equipment and timberlands, net	13	(4,044)	56	—	(3,975)

Operating income	24,973	3,582	8,235	(445)	36,345
Non-operating income (expense)
Interest expense	(4,854)	—	(800)	—	(5,654)
Interest income	622	3,290	(742)	(2,000)	1,170
Other income (expense) — net	7,312	(890)	(208)	(6,068)	146

Total other income (expense)	3,080	2,400	(1,750)	(8,068)	(4,338)

Income (loss) before income taxes	28,053	5,982	6,485	(8,513)	32,007
Income tax provision (benefit)	6,391	2,482	2,392	(920)	10,345

Net income (loss)	$21,662	$3,500	$4,093	$(7,593)	$21,662

Condensed Consolidating Statement of Income for the
three months ended September 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$207,895	$10,765	$83,964	$(10,765)	$291,859
Energy sales — net	2,491	—	—	—	2,491

Total revenues	210,386	10,765	83,964	(10,765)	294,350
Costs of products sold	179,508	10,376	68,466	(10,880)	247,470

Gross profit	30,878	389	15,498	115	46,880
Selling, general and administrative expenses	33,712	567	7,918	—	42,197
Shutdown and restructuring charges	89	—	(89)	—	—
Gains on dispositions of plant, equipment and timberlands, net	(138)	(2,154)	(9)	—	(2,301)

Operating income	(2,785)	1,976	7,678	115	6,984
Non-operating income (expense)
Interest expense	(7,051)	(1)	(517)	—	(7,569)
Interest income	206	3,807	(1,284)	(1,750)	979
Other income (expense) — net	12,033	346	(401)	(11,865)	113

Total other income (expense)	5,188	4,152	(2,202)	(13,615)	(6,477)

Income (loss) before income taxes	2,403	6,128	5,476	(13,500)	507
Income tax provision (benefit)	(5,409)	2,138	(3,466)	(568)	(7,305)

Net income (loss)	$7,812	$3,990	$8,942	$(12,932)	$7,812

GLATFELTER

Condensed Consolidating Statement of Income for the nine
months ended September 30, 2008

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$634,270	$34,017	$331,275	$(34,017)	$965,545
Energy sales — net	7,612	—	—	—	7,612

Total revenues	641,882	34,017	331,275	(34,017)	973,157
Costs of products sold	559,042	33,211	281,486	(34,410)	839,329

Gross profit	82,840	806	49,789	393	133,828
Selling, general and administrative expenses	42,506	1,505	30,303	—	74,314
Shutdown and restructuring charges	(856)	—	—	—	(856)
Gains on dispositions of plant, equipment and timberlands, net	140	(18,648)	31	—	(18,477)

Operating income	41,050	17,949	19,455	393	78,847
Non-operating income (expense)
Interest expense	(15,144)	(11)	(2,471)	—	(17,626)
Interest income	19,965	9,583	(1,817)	(23,600)	4,131
Other income (expense) — net	13,673	(331)	(604)	(12,421)	317

Total other income (expense)	18,494	9,241	(4,892)	(36,021)	(13,178)

Income (loss) before income taxes	59,544	27,190	14,563	(35,628)	65,669
Income tax provision (benefit)	15,051	10,835	4,238	(8,948)	21,176

Net income (loss)	$44,493	$16,355	$10,325	$(26,680)	$44,493

Condensed Consolidating Statement of Income for the nine
months ended September 30, 2007

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$607,406	$32,368	$253,533	$(32,368)	$860,939
Energy sales — net	7,129	—	—	—	7,129

Total revenues	614,535	32,368	253,533	(32,368)	868,068
Costs of products sold	548,180	29,829	210,002	(32,332)	755,679

Gross profit	66,355	2,539	43,531	(36)	112,389
Selling, general and administrative expenses	67,578	1,675	25,447	—	94,700
Shutdown and restructuring charges	262	—	(100)	—	162
Gains on dispositions of plant, equipment and timberlands, net	41	(11,220)	(9)	—	(11,188)

Operating income	(1,526)	12,084	18,193	(36)	28,715
Non-operating income (expense)
Interest expense	(20,653)	(1)	(1,676)	—	(22,330)
Interest income	646	10,803	(3,681)	(5,200)	2,568
Other income (expense) — net	25,175	924	(597)	(25,122)	380

Total other income (expense)	5,168	11,726	(5,954)	(30,322)	(19,382)

Income (loss) before income taxes	3,642	23,810	12,239	(30,358)	9,333
Income tax provision (benefit)	(9,421)	9,148	(1,590)	(1,867)	(3,730)

Net income (loss)	$13,063	$14,662	$13,829	$(28,491)	$13,063

GLATFELTER

Condensed Consolidating Balance Sheet as of September 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$5,463	$303	$10,181	$—	$15,947
Other current assets	322,319	335,942	78,863	(350,587)	386,537
Plant, equipment and timberlands — net	274,386	7,706	225,836	—	507,928
Other assets	747,596	181,824	(34,626)	(491,608)	403,186

Total assets	$1,349,764	$525,775	280,254	$(842,195)	$1,313,598

Liabilities and Shareholders’ Equity
Current liabilities	$393,964	$80,175	$71,659	$(345,501)	$200,297
Long-term debt	228,243	—	70,695	—	298,938
Deferred income taxes	136,610	31,154	28,679	(6,151)	190,292
Other long-term liabilities	91,368	13,707	10,113	9,304	124,492

Total liabilities	850,185	125,036	181,146	(342,348)	814,019
Shareholders’ equity	499,579	400,739	99,108	(499,847)	499,579

Total liabilities and shareholders’ equity	$1,349,764	$525,775	$280,254	$(842,195)	$1,313,598

Condensed Consolidating Balance Sheet as of December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,693	$162	$22,978	$—	$29,833
Other current assets	257,804	277,958	37,008	(229,191)	343,579
Plant, equipment and timberlands — net	279,511	7,591	232,764	—	519,866
Other assets	749,913	212,513	(78,513)	(490,124)	393,789

Total assets	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities	$319,516	$39,285	$64,423	$(225,668)	$197,556
Long-term debt	267,041	—	34,000	—	301,041
Deferred income taxes	138,615	33,557	32,236	(15,252)	189,156
Other long-term liabilities	92,681	14,310	8,489	7,766	123,246

Total liabilities	817,853	87,152	139,148	(233,154)	810,999
Shareholders’ equity	476,068	411,072	75,089	(486,161)	476,068

Total liabilities and shareholders’ equity	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

GLATFELTER

Condensed Consolidating Statement of Cash Flows for
the nine months ended September 30, 2008

				Adjustments/
In thousands	Parent Company	Guarantors	Non Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$26,109	$2,882	$12,368	$(23,600)	$17,459
Investing activities
Purchase of plant, equipment and timberlands	(13,146)	(1,440)	(26,253)	—	(40,839)
Proceeds from disposal plant, equipment and timberlands	—	19,280	—	—	19,280
Repayments from (advances of) intercompany loans, net	2,800	(19,178)	(9,158)	25,536	—
Return (contributions) of intercompany capital, net	—	24,997	—	(24,997)	—

Total investing activities	(10,346)	23,659	(35,411)	539	(21,559)
Financing activities
Net (repayments of) proceeds from indebtedness	(36,001)	—	37,850	—	1,849
Payment of dividends to shareholders	(12,343)	—	—	—	(12,343)
(Repayments) borrowings of intercompany loans, net	30,936	(2,800)	(2,600)	(25,536)	—
Return of intercompany capital, net	—	—	(24,997)	24,997	—
Payment of intercompany dividends	—	(23,600)	—	23,600	—
Proceeds from stock options exercised and other	1,150	—	—		1,150

Total financing activities	(16,258)	(26,400)	10,253	23,061	(9,344)
Effect of exchange rate on cash	(735)	—	(7)	—	(742)

Net increase (decrease) in cash	(1,230)	141	(12,797)	—	(13,886)
Cash at the beginning of period	6,693	162	22,978	—	29,833

Cash at the end of period	$5,463	$303	$10,181	$—	$15,947

Condensed Consolidating Statement of Cash Flows for
the nine months ended September 30, 2007

				Adjustments/
In thousands	Parent Company	Guarantors	Non Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$45,191	$(5,409)	$23,181	$(5,200)	$57,763
Investing activities
Purchase of plant, equipment and timberlands	(13,279)	(800)	(5,210)	—	(19,289)
Proceeds from disposal plant, equipment and timberlands	242	11,647	210	—	12,099
Repayments from (advances of) intercompany loans, net		(500)	(2,700)	3,200	—

Total investing activities	(13,037)	10,347	(7,700)	3,200	(7,190)
Financing activities
Net (repayments of) proceeds from indebtedness	(31,571)	—	(13,852)	—	(45,423)
Payment of dividends	(12,253)	—	—	—	(12,253)
(Repayments) borrowings of intercompany loans, net	2,700	—	500	(3,200)	—
Return of intercompany capital, net	—	—	—		—
Payment of intercompany dividends	—	(5,200)	—	5,200	—
Proceeds from stock options exercised and other	1,477	—	—	—	1,477

Total financing activities	(39,647)	(5,200)	(13,352)	2,000	(56,199)
Effect of exchange rate on cash	652	—	809	—	1,461

Net increase (decrease) in cash	(6,841)	(262)	2,938	—	(4,165)
Cash at the beginning of period	10,227	546	11,212	—	21,985

Cash at the end of period	$3,386	$284	$14,150	$—	$17,820

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
i.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, abaca fiber and certain chemicals;

ii.	changes in energy-related costs and commodity raw materials with an energy component;

iii.	variations in demand for, or pricing of, our products;

iv.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;

v.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vi.	the gain or loss of significant customers and/or on-going viability of such customers;
vii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

viii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

ix.	geopolitical events, including war and terrorism;

x.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xi.	adverse results in litigation;

xii.	our ability to successfully execute our timberland strategy to realize the value of our timberlands; and

xiii.	our ability to finance, consummate and integrate future acquisitions.
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
     Overview Our results of operations for the first nine months of 2008 when compared with the same period of 2007 reflect increased shipping volumes and improved pricing conditions in each of our business units. However, each of our business units’ results in the comparison was adversely impacted by significantly higher input costs that offset the benefits from higher selling prices.
     Specialty Papers’ operating income in 2008 increased approximately 77% compared to 2007 largely due to initiatives implemented in the second half of 2007 to improve the operational effectiveness and overall profitability of the Chillicothe facility.
     Our Composite Fibers business unit’s operating income for the first nine months of 2008 improved 6.6% in the period-to-period comparison despite the adverse impact of lost production associated with the upgrades of paper machines at two of its facilities, and lower production output due to the tight supply of abaca fiber. In addition, the inclusion of the November 2007

GLATFELTER

acquisition of the Caerphilly facility was slightly dilutive to this business unit’s results.
     Results of operations for the first nine months of 2008 include $11.0 million of after-tax gains from the sale of timberlands as well a $2.0 million recovery in a litigation matter related to our former Ecusta mill, offset by legal fees for matters at that site.
RESULTS OF OPERATIONS
Nine months Ended September 30, 2008 versus
the Nine months Ended September 30, 2007
     The following table sets forth summarized results of operations:

	Nine months Ended
	September 30
In thousands, except per share	2008	2007

Net sales	$965,545	$860,939
Gross profit	133,828	112,389
Operating income	78,847	28,715
Net income	44,493	13,063
Earnings per share	0.97	0.29

     The consolidated results of operations for the nine months ended September 30, 2008 and 2007 includes the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2008
Timberland sales	$11,027	$0.24
Reversal of shutdown and restructuring charges	527	0.01
Acquisition integration related costs	(828)	(0.02)

2007
Environmental remediation	$(15,979)	$(0.35)
Acquisition integration related costs	(1,472)	(0.03)
Timberland sales	6,815	0.15
     The above items increased earnings by $10.7 million, or $0.23 per diluted share, in the first nine months of 2008. In the comparable period a year ago, the above items decreased earnings by $10.6 million, or $0.23 per diluted share.

Business Units

Business Unit Performance	For the nine months ended September 30,
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$634,270	$607,404	$331,274	$253,535	$1	—	$965,545	$860,939
Energy sales, net	7,612	7,129	—	—	—	—	7,612	7,129

Total revenue	641,882	614,533	331,274	253,535	1	—	973,157	868,068
Cost of products sold	566,334	551,476	280,972	209,639	(7,977)	(5,436)	839,329	755,679

Gross profit	75,548	63,057	50,302	43,896	7,978	5,436	133,828	112,389
SG&A	41,940	44,036	29,038	23,946	3,336	26,718	74,314	94,700
Shutdown and restructuring charges	—	—	—	—	(856)	162	(856)	162
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(18,477)	(11,188)	(18,477)	(11,188)

Total operating income (loss)	33,608	19,021	21,264	19,950	23,975	(10,256)	78,847	28,715
Nonoperating income (expense)	—	—	—	—	(13,178)	(19,382)	(13,178)	(19,382)

Income (loss) before income taxes	$33,608	$19,021	$21,264	$19,950	$10,797	$(29,638)	$65,669	$9,333

Supplementary Data
Net tons sold	564,983	548,969	65,225	54,298	—	—	630,208	603,267
Depreciation, depletion and amortization expense	$26,619	$26,615	$19,755	$15,678	$—	$—	$46,374	$42,293
Capital expenditures	14,586	14,078	26,253	5,211	—	—	40,839	19,289

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
     Sales and Costs of Products Sold

	Nine months ended
	September 30
In thousands	2008	2007	Change

Net sales	$965,545	$860,939	$104,606
Energy sales — net	7,612	7,129	483

Total revenues	973,157	868,068	105,089
Costs of products sold	839,329	755,679	83,650

Gross profit	$133,828	$112,389	$21,439

Gross profit as a percent of Net sales	13.9%	13.1%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2008	2007

Business Unit
Specialty Papers	65.7%	70.6%
Composite Fibers	34.3	29.4

Total	100.0%	100.0%

     Net sales totaled $965.5 million for the first nine months of 2008, an increase of $104.6 million, or 12.2%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the first nine months of 2008 increased $26.9 million to $634.3 million and operating income totaled $33.6 million, an increase of $14.6 million over the previous year. The improved operating income is primarily due to progress achieved in executing Chillicothe’s profit improvement initiatives and improved operating efficiencies. Higher average selling prices contributed $27.5 million of the increase in net sales and volumes shipped increased 2.9%. These price and volume increases were partially offset by expected mix changes between carbonless papers and uncoated papers, as well as lower sales of scrap paper. The benefits of higher average selling prices were offset by $33.9 million of higher costs, largely driven by fiber and energy. Unplanned operating downtime at the Spring Grove and Chillicothe facilities also reduced operating results by $1.7 million early in 2008.
     In Composite Fibers, net sales were $331.3 million for the first nine months of 2008, an increase of $77.7 million from the same period a year ago. The completion of the November 30, 2007 Caerphilly acquisition accounted for $35.0 million of the increase in net sales, the translation of foreign currencies benefited net sales by $23.6 million and higher average selling prices contributed $10.3  million. Volumes increased 20.1% with increases realized across all product lines.
     Energy and raw material costs in the Composite Fibers business unit were $12.0 million higher than the same period a year ago, increasing at a rate faster than average selling prices. Operating income increased $1.3 million in the comparison and totaled $21.3 million for the first nine months of 2008.

GLATFELTER

     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The following summarizes non-cash pension income for the first nine months of 2008 compared to the same period of 2007:

	Nine months ended
	September 30
In thousands	2008	2007	Change

Recorded as:
Costs of products sold	$8,214	$6,473	$1,741
SG&A expense	3,730	3,173	557

Total	$11,944	$9,646	$2,298

     The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. As discussed in Item 1 — Financial Statements — Note 9, the fair value of the plans’ assets has declined significantly since the beginning of 2008. Accordingly, based on information currently available to us, it is likely the amount of pension income recognized in future periods will be less than the current year.
     Selling, general and administrative (“SG&A”) expenses decreased $20.4 million in the period-to-period comparison and totaled $74.3 million for the first nine months of 2008. SG&A decreased in the comparison due to the inclusion of $26.0 million in charges for environmental matters in the 2007 period. The amounts for 2008 also were adversely impacted by foreign currency translation and the inclusion of the Caerphilly acquisition.
     Gain on Sales of Plant, Equipment and Timberlands During the first nine months of 2008, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2008
Timberlands	4,561	$19,280	$18,646
Other	—	—	(169)

		$19,280	$18,477

2007
Timberlands	4,674	$11,649	$11,223
Other		450	(35)

		$12,099	$11,188

     Income taxes For the first nine months of 2008 we recorded a provision for income taxes totaling $21.2 million and the effective tax rate was 32.2%. For the first nine months of 2007, we recorded a benefit for income taxes totaling $3.7 million on pre tax income of $9.3 million. The 2007 income tax benefits include a $5.3 million deferred income tax benefit related to the reduction of German corporate income tax.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first nine months of 2008, Euro functional currency operations generated approximately 20.7% of our sales and 19.9% of operating expenses and British Pound Sterling operations represented 10.9% of net sales and 11.3% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on first nine months of 2008 reported results compared to first nine months 2007:

Nine months
In thousands	ended September 30

Favorable
(unfavorable)
Net sales	$23,599
Costs of products sold	(18,955)
SG&A expenses	(1,850)
Income taxes and other	(120)

Net income	$2,674

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three Months Ended September 30, 2008 versus the
Three Months Ended September 30, 2007
     The following table sets forth summarized results of operations:

	Three months ended
	September 30
In thousands, except per share	2008	2007

Net sales	$339,822	$291,859
Gross profit	57,172	46,880
Operating income	36,345	6,984
Net income	21,662	7,812
Earnings per share	0.47	0.17

     The consolidated results of operations for the three months ended September 30 includes the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2008
Timberland sales	$2,371	$0.05
Acquisition integration related costs	(240)	(0.01)

2007
Environmental remediation	$(12,286)	$(0.27)
Acquisition integration related costs	(322)	(0.01)
Timberland sales	1,415	0.03
     The above items increased earnings by $2.1 million, or $0.04 per diluted share, in the third quarter of 2008. In the comparable period a year ago, the above items decreased earnings by $11.2 million, or $0.25 per diluted share.

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the three months ended September 30,
In thousands, except net tons sold	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$226,028	$207,894	$113,794	$83,965	$—	$—	$339,822	$291,859
Energy sales, net	2,885	2,491	—	—	—	—	2,885	2,491

Total revenue	228,913	210,385	113,794	83,965	—	—	342,707	294,350
Cost of products sold	192,110	180,739	96,114	68,327	(2,689)	(1,596)	285,535	247,470

Gross profit (loss)	36,803	29,646	17,680	15,638	2,689	1,596	57,172	46,880
SG&A	13,961	14,988	9,329	7,452	1,512	19,757	24,802	42,197
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(3,975)	(2,301)	(3,975)	(2,301)

Total operating income (loss)	22,842	14,658	8,351	8,186	5,152	(15,860)	36,345	6,984
Non-operating income (expense)	—	—	—	—	(4,338)	(6,477)	(4,338)	(6,477)

Income (loss) before income taxes	$22,842	$14,658	$8,351	$8,186	$814	$(22,337)	$32,007	$507

Supplementary Data
Net tons sold	200,072	190,505	21,530	17,823	—	—	221,602	208,328
Depreciation, depletion and amortization expense	$9,007	$9,084	$6,700	$5,345	$—	$—	$15,707	$14,429
Capital expenditures	4,156	3,269	11,275	1,798	—	—	15,431	5,067

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended September 30, 2008 and 2007.
Sales and Costs of Products Sold

	Three months ended
	September 30
In thousands	2008	2007	Change

Net sales	$339,822	$291,859	$47,963
Energy sales – net	2,885	2,491	394

Total revenues	342,707	294,350	48,357
Costs of products sold	285,535	247,470	38,065

Gross profit	$57,172	$46,880	$10,292

Gross profit as a percent of Net sales	16.8%	16.1%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2008	2007

Business Unit
Specialty Papers	66.5%	71.2%
Composite Fibers	33.5	28.8

Total	100.0%	100.0%

     Net sales totaled $339.8 million for the third quarter of 2008, an increase of $48.0 million, or 16.4%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales increased $18.1 million, or 8.7%, compared to the third quarter of 2007 primarily due to higher average selling prices together with strong shipping volumes in the envelope and engineered product markets. Higher average selling prices contributed $12.5 million to Specialty Papers’ revenue increase during the third quarter of 2008. Operating income increased $8.2 million, or 55.8%, reflecting significant productivity improvements at the Chillicothe facility and higher selling prices. These factors were partially offset by $13.2 million of higher energy and raw material input costs.
     Net sales in the Composite Fibers business unit increased $29.8 million, or 35.5% and operating income was up 2%, in the comparison. Net sales increased primarily due to the November 2007 Caerphilly acquisition, additional food and beverage volumes and higher selling prices. On a constant currency basis, higher average selling prices contributed $6.5 million to operating income in the third quarter 2008 and the translation of foreign currencies benefited net sales by $5.5 million. The cost of raw materials, primarily pulp and energy, were $6.2 million higher than a year ago. In addition, the Caerphilly acquisition was slightly dilutive to third quarter 2008 earnings. Operating income for the third quarter 2008 increased slightly compared to a year ago. However, the 2008 third quarter’s results included $0.7 million of accelerated depreciation recorded on paper machine components to be replaced in connection with the previously announced $38 million machine rebuild to be completed in late 2009 and the third quarter 2007 results benefited from $1.4 million in non-recurring energy tax credits and an insurance recovery.
     Non-Cash Pension Income Non-cash pension income results from the over-funded status of our pension plans. The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The following summarizes non-cash pension income for each of the third quarters of 2008 and 2007:

	Three months ended
	September 30
In thousands	2008	2007	Change

Recorded as:
Costs of products sold	$2,749	$1,779	$970
SG&A expense	1,230	1,446	(216)

Total	$3,979	$3,225	$754

     Selling, general and administrative (“SG&A”) expenses decreased by $17.4 million in the quarter-to-quarter comparison and totaled $24.8 million in the third quarter of 2008. The decrease was largely due to a $20.0 million charge recorded in the third quarter of 2007 to increase the reserve for the environmental matter at the Fox River. In the quarter-to-quarter comparison, before the effect of this charge, SG&A increased $2.6 million primarily due to the inclusion of the Caerphilly acquisition and currency translation adjustments.
     Interest expense in the third quarter of 2008 totaled $5.7 million, a decline of $1.9 million compared with the same quarter of 2007. The decrease in interest expense was due to lower debt outstanding together with a lower interest rate environment.
     Income taxes For the third quarter of 2008, we recorded a provision for income taxes of $10.3 million and the effective tax rate was 32.3%. In the third quarter of 2007, we recorded a benefit for income taxes totaling $7.3 million on pre tax income of $0.5 million. The 2007 income tax benefits include, among other adjustments, a $5.3 million deferred income tax benefit related to the reduction of German corporate income tax.

GLATFELTER

     Foreign Currency During the third quarter of 2008, Euro functional currency operations generated approximately 19.3% of our sales and 19.4% of operating expenses and British Pound Sterling operations represented 11.4% of net sales and 11.5% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on third quarter 2008 reported results compared to third quarter 2007:

Three months ended
In thousands	September 30

Favorable (unfavorable)
Net sales	$5,526
Costs of products sold	(4,031)
SG&A expenses	(334)
Income taxes and other	188

Net income	$1,349

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

	Nine months ended
	September 30
In thousands	2008	2007

Cash and cash equivalents at beginning of period	$29,833	$21,985
Cash provided by (used for)
Operating activities	17,759	57,763
Investing activities	(21,559)	(7,190)
Financing activities	(9,344)	(56,199)
Effect of exchange rate changes on cash	(742)	1,461

Net cash used	(13,886)	(4,165)

Cash and cash equivalents at end of period	$15,947	$17,820

     Cash provided from operating activities declined $40.0 million in the comparison as the benefits of improved results of operations were more than offset by increased accounts receivables related to higher volumes and higher selling prices, the use of $12.5 million of cash to fund environmental matters and the payment of $18.2 million of taxes in 2008 compared with a $0.9 million of tax refund in the same period of 2007.
     The net change in investing cash flows primarily reflects a $21.6 million increase in capital expenditures during the period partially offset by a $7.2 million increase in proceeds from timberland sales. For all of 2008, capital expenditures are expected to total $52 million to $57 million.
     We recently announced our intentions to invest $38 million in state-of-the-art inclined wire and through air drying technology to upgrade another paper machine at our Gernsbach, Germany facility. This investment is expected to be made in the second half of 2009 and will likely be funded from existing cash balances and available borrowing capacity under our current credit facility.
     During the first nine months of 2008 and 2007, cash dividends paid on common stock totaled approximately $12.3 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     Changes in cash flows from financing activity in the comparison resulted primarily from net debt repayments in first nine months of 2007 totaling $45.4 million, compared to net borrowings in the current year totaling $1.8 million. In January 2008, we completed a $36.7 million borrowing collateralized by a promissory note that we received in connection with the a 2007 installment timberland sale.
     The following table sets forth our outstanding long-term indebtedness:

	Sept. 30,	Dec. 31,
In thousands	2008	2007

Revolving credit facility, due April 2011	$7,314	$35,049
Term Loan, due April 2011	34,000	43,000
7 1/[8]% Notes, due May 2016	200,000	200,000
Term Loan, due January 2013	36,695	—
Note payable, due March 2013	34,000	34,000

Total long-term debt	312,009	312,049
Less current portion	(13,071)	(11,008)

Long-term debt, excluding current portion	$298,938	$301,041

     The significant terms of the debt obligations are set forth in Item 1–Financial Statements and Supplementary Data, Note 12. At the end of the third quarter we had $180 million of borrowing capacity available under our revolving credit agreement. Although we do not have immediate intentions to make additional use of the facility, we believe this agreement and the banks that are party to it

GLATFELTER

would provide us with ready access to funds should we need it.
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
     Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become currently due. As of September 30, 2008, we met all of the requirements of our debt covenants.
     Off-Balance-Sheet Arrangements As of September 30, 2008 and December 31, 2007, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook In the Specialty Papers business unit, we expect softening demand in the fourth quarter due primarily to normal seasonality and, to a lesser extent, overall economic conditions. As a result, shipments during the fourth quarter are expected to be slightly lower than the same period in 2007. Costs are expected to moderate slightly in the fourth quarter, driven by cost reductions in oil and other commodities. However, the expiration of certain raw material contracts at the end of 2008 is expected to negatively impact production costs in the upcoming year.
     Within the Composite Fibers business unit, we expect a continuation of strong demand for food and beverage and technical specialty products. We anticipate hard wood fiber costs in this business unit to decline slightly. Other input costs, including abaca fiber, synthetic fibers, natural gas and others costs tied to the energy markets, are expected to remain at present levels into the second quarter of 2009 due to supply agreements that are currently in place.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2008
Dollars in thousands	2008	2009	2010	2011	2012	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$159,805
At fixed interest rate — SunTrust Note	$34,000	$34,000	$34,000	$34,000	$34,000	$34,000	$34,171
At variable interest rates	$76,633	$68,378	$54,618	$40,810	$36,695	$78,009	$78,009

						$312,009	$271,985

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed rate debt — Note payable	3.10	3.10	3.10	3.10	3.10
On variable rate debt	4.65	4.66	4.66	4.46	4.33

     Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At
September 30, 2008, we had long-term debt outstanding of $312.0 million, of which $78.0 million or 25.0 % was

GLATFELTER

at variable interest rates.
     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.
     Variable-rate debt outstanding represents borrowings under (i) credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; (ii) the term loan that matures in April 2011, under which we are required to make quarterly repayments and (iii) the 2008 Term Loan that bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.2%per annum. At September 30, 2008, the weighted average interest rate paid on variable rate debt was 4.65%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.8 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2008, Euro functional currency operations generated approximately 20.7% of our sales and 19.9% of operating expenses and British Pound Sterling operations represented 10.9% of net sales and 11.3% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
     ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Separation Agreement and General Release entered into between Jeffrey J. Norton and P. H. Glatfelter Company dated as of October 25, 2008, filed herewith.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
November 10, 2008	By	/s/ David C. Elder
David C. Elder
Corporate Controller

GLATFELTER

EXHIBIT INDEX

Exhibit Number	Description
10.1	Separation Agreement and General Release entered into between Jeffrey J. Norton and P. H. Glatfelter Company dated as of October 25, 2008, filed herewith.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.
GLATFELTER