Form 10-K
period 2008-12-31
GLATFELTER P H CO
filed 2009-03-13
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐     No ☑.

Based on the closing price as of June 30, 2008, the aggregate market value of Common Stock of the Registrant held by non-affiliates was $606.2 million.

Common Stock outstanding on March 5, 2009 totaled 45,474,571 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Proxy Statement to be dated on or about March 25, 2009 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended

DECEMBER 31, 2008

PART I

ITEM 1	BUSINESS

Overview  Glatfelter began operations in 1864 and today, we believe we are one of the world’s leading manufacturers of specialty papers and engineered (paper based) products. Headquartered in York, Pennsylvania, we own and operate manufacturing facilities located in Pennsylvania, Ohio, Germany, the United Kingdom, France and the Philippines.

We serve customers in numerous markets, including book publishing, carbonless and forms, envelope and converting, engineered products, food and beverage, composite laminates and other highly technical niche markets. Many of the markets in which we operate are characterized by higher-value-added products and, in some cases, by higher growth prospects and lower cyclicality than commodity paper markets. Examples of some of our key product offerings include papers for:

•	trade book publishing;

•	carbonless products;

•	tea bag and coffee pods/pads and filters;

•	specialized envelopes;

•	playing cards;

•	pressure-sensitive postage stamps;

•	metallized papers for labels and packaging; and

•	digital imaging applications.

Acquisitions  Over the past several years we completed the acquisitions summarized in the following table:

			Est	Primary
		Purchase	Annual	Paper
Dollars in millions	Date	Price	Revenue	Products

Business Location

Lydney, England	Mar ’06	$65.0	$75.0	Tea bag & coffee papers

Chillicothe, Ohio	Apr ’06	83.3	440.0	Carbonless

Caerphilly, Wales	Nov ’07	12.6	53.4	Metallized

These strategic acquisitions significantly increased our revenues and provide us with additional operating scale, opportunities for increased production capacity, and an expansion of our geographic reach.

Our Business Units  We manage our business as two distinct units: the North America-based Specialty Papers business unit and the Europe-based Composite Fibers business unit. The following table summarizes consolidated net sales and the relative net sales contribution of each of our business units for the past three years:

Dollars in thousands	2008	2007	2006

Net sales	$1,263,850	$1,148,323	$986,411

Business unit composition

Specialty Papers	66.0%	69.9%	70.3%

Composite Fibers	34.0	30.1	29.7

Total	100.0%	100.0%	100.0%

Net tons sold by each business unit for the past three years were as follows:

	2008	2007	2006

Specialty Papers	743,755	726,657	653,734

Composite Fibers	85,599	72,855	68,148

Other	–	–	10

Total	829,354	799,512	721,892

Specialty Papers  Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Carbonless and forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card and other niche specialty applications.

The markets in which Specialty Papers competes has undergone significant and rapid consolidation over the past several years resulting in fewer, more globally focused producers. Over 80% of the North American market share is now served by five paper companies, of which Glatfelter is one. Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2008	2007	2006

Carbonless & forms	$338,067	$345,785	$266,647

Book publishing	201,040	185,343	166,605

Envelope & converting	138,293	116,797	103,042

Engineered products	149,372	136,785	137,007

Other	7,127	17,583	20,359

Total	$833,899	$802,293	$693,660

GLATFELTER

We believe we are one of the leading suppliers of book publishing papers in the United States and the second leading carbonless paper producer. The market for carbonless papers is declining approximately 8% to 10% per year. However, we have been successful in executing our strategy to replace this lost volume with book publishing papers, envelope & converting papers, forms and other products. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. These markets are generally more mature and declining. However, we compete on our customer service capabilities and have grown our market share each of the last three years.

Specialty Papers’ highly technical engineered products include those designed for multiple end uses, such as papers for pressure-sensitive postage stamps, greeting and playing cards, conical cups, digital imaging applications and for release paper applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized by demanding, specialized customer and end-user applications. Some of our products are new and high growth while others are more mature and further along in the product life cycle. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they typically command higher per ton prices and generally exhibit greater pricing stability relative to commodity grade paper products.

Composite Fibers  Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher-value-added products in the following markets:

•	Food & Beverage paper used for tea bags and coffee pods/pads and filters;

•	Composite Laminates papers used in production of decorative laminates for furniture and flooring;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer products applications; and

•	Technical Specialties is a diverse line of paper products used in batteries, medical masks and other highly engineered applications.

We believe this business unit maintains a market leadership position in the tea bag and coffee pods/pads and filters market and the composite laminates market. Since the completion of the Caerphilly acquisition, we have the second largest market share for metallized products globally. Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2008	2007	2006

Food & beverage	$252,545	$218,961	$180,258

Metallized	85,719	45,426	40,078

Composite laminates	58,705	52,972	50,734

Technical specialties and other	32,983	28,671	21,681

Total	$429,952	$346,030	$292,751

Our focus on products made from abaca pulp has made us the world’s largest producer of tea bag and coffee pods/pads and filter papers. Many of this unit’s papers are technically sophisticated. Most of the papers produced in the Composite Fibers business unit, except for metallized papers, are extremely lightweight and require very specialized fibers. Our engineering capabilities, specifically designed papermaking equipment and customer orientation position us well to compete in these global markets.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 21.

Our Competitive Strengths  Since commencing operations over 140 years ago, we believe that Glatfelter has developed into one of the world’s leading manufacturers of specialty papers and engineered products. We believe that the following competitive strengths have contributed to our success:

• Leading market positions in higher-value, niche segments.  We have focused our resources to achieve market-leading positions in certain higher-value, niche segments. Our products include various highly specialized paper products designed for technically demanding end uses. Consequently, many of our products achieve premium pricing relative to that of commodity paper grades. In 2008 and 2007, approximately 81% of our sales were derived from these higher-value, niche products. The specialized nature of these products generally provides greater pricing stability relative to commodity paper products.

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

GLATFELTER

customer-centric focus has been a key driver to our success in new product development.

• Significant investment in product development.  In order to keep up with our customers’ ever-changing needs, we continually enhance our product offerings through significant investment in product development. In each of the past three years, we invested approximately $8.0 million in product development activities. We derive a significant portion of our revenue from products developed, enhanced or improved as a result of these activities. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented approximately 54% of net sales in each of the past three years ended December 31, 2008.

• Integrated and flexible production.  As a nearly fully integrated producer, we are able to mitigate changes in the costs of certain raw materials and energy. In Specialty Papers, our Spring Grove and Chillicothe facilities are vertically integrated operations producing in excess of 85% of the annual pulp required for their paper production. Our Spring Grove and Chillicothe facilities also generate 100% of the steam and substantially all of the electricity required for their operations. Our Specialty Papers mills also provide us with a flexible operating platform allowing us to shift certain production from one machine or mill to another should demand levels change.

In Composite Fibers, our Philippine mill processes abaca fiber to produce abaca pulp, a key raw material used by this business unit. The Philippine mill produces approximately 70% of the annual abaca pulp required for Composite Fibers’ production requirements.

Our Business Strategy  Our vision is to become the global supplier of choice in specialty papers and engineered products. We are continuously developing and refining our strategies to strengthen our business and position it for the future. Execution of our strategies is dependent on our customer relationships, technology, operational flexibility and our new product development efforts. Components of our strategy include:

Specialty Papers  The North American uncoated free sheet market has been challenged by a supply and demand imbalance, particularly for commodity-like products. While the industry has narrowed the supply-demand gap by eliminating capacity, the imbalance continues. To be successful in the current market environment, our strategy is focused on:

•	employing a low-cost approach to our manufacturing activities and continuously implementing cost reduction initiatives;

•	improving business processes and deploying continuous improvement capabilities to maintain market leadership positions in customer service; and

•	optimizing our products mix by growing book publishing, envelope, forms and engineered products and utilizing new product development capabilities to replace declining carbonless volumes.

Composite Fibers  A core component of this business unit’s long-term strategy is to capture world-wide growth in its core markets of food & beverage, composite laminates and metallized papers. Composite Fibers strategy also includes enhancing product mix across all of its markets by utilizing new product development capabilities. In addition, the Composite Fibers business unit is focused on cost reduction initiatives including, among others, work-force efficiencies and improved supply chain management.

Balance Sheet  We are focused on prudent financial management and the maintenance of a conservative capital structure. We are committed to maintaining a strong balance sheet and preserving our flexibility so that we may pursue strategic opportunities, including strategic acquisitions, that will benefit our shareholders.

Timberland Strategy  In 2006, we initiated a strategy to sell substantially all of our timberlands. At the time the strategy was announced, we expected proceeds from the sales to generate approximately $150 million to $200 million on a pre-tax basis by the end of 2010. Through the end of 2008, we have sold approximately 48,000 acres of timberland for an aggregate proceeds of $121 million. As a result of conditions in the overall real estate and credit markets, we do not expect to complete a significant amount of additional sales in the near term. Although proceeds have been used to reduce debt obligations, the sale of timberland will require us to replace company owned timberland as a source of fiber with more costly purchased woods. We believe the interest expense reduction and the financial flexibility for investment opportunity offer a greater return than the additional higher cost for raw fiber.

GLATFELTER

Raw Material and Energy  The following table provides an overview of the estimated amount of principal raw materials (“PRM”) expected to be used in 2009 by each of our manufacturing facilities:

	Estimated Annual
	Quantity (short	Percent of PRM
	tons)	Purchased

Specialty Papers

Spring Grove

Pulpwood	1,088,000	86

Wood – and other pulps	37,000	100

Chillicothe

Pulpwood	1,045,000	100

Wood – and other pulps	58,000	100

Composite Fibers

Wood – and other pulps	35,120	100

Abaca pulp	12,650	30

Synthetic fiber	8,700	100

Metallized base stock	32,800	100

Abaca fiber	17,000	100

Our Spring Grove, Pennsylvania and Chillicothe, Ohio mills are vertically integrated operations producing in excess of 85% of the combined annual pulp required for paper production. The principal raw material used to produce this pulp is pulpwood, of which both hardwoods and softwoods are used. Hardwoods are available within a relatively short distance of our mills. Softwoods are obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, Virginia, Kentucky, Tennessee and South Carolina. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners. In addition to sourcing the pulpwood in the open market, we have long-term supply contracts that provide access to timber at market prices.

In addition to integrated pulp making, both the Spring Grove and Chillicothe facilities generate 100% of the steam and 100% and 80%, respectively, of their electricity needs. Principal fuel sources vary by facility and include over 600,000 tons of coal, 870,000 MMBTUs of natural gas, as well as recycled pulping chemicals, bark, wood waste, and fuel oil. Spring Grove’s coal needs are met under a contract that expires at the end of 2009 and Chillicothe’s coal needs are supplied under two contracts that expire in the fourth quarter of 2010.

The Spring Grove facility produces more electricity than it requires. Excess electricity is sold to the local power company under a long-term co-generation contract expiring in April 2010. Gross energy sales were $19.8 million, $19.6 million, and $19.1 million in 2008, 2007 and 2006, respectively. The continuation of this revenue stream at these levels is dependent on our ability to negotiate an electricity sales agreement at pricing at or above current contracted levels for periods beyond 2010. Our current electricity contract provides for pricing which is approximately 20% above current forward prices. In addition, our cost of coal is under a long-term supply contract that is currently below market. This coal contract expires at the end of 2009. The current market price for coal is approximately 30% to 35% above our current fixed-price contract. This cost, as well as the costs incurred for natural gas and other fuels used to generate electricity, has a major impact on the net revenue and overall profitability of the Specialty Paper business unit.

The Gernsbach, Scaër and Lydney facilities generate all of the steam required for their operations. The Gernsbach facility generated approximately 16% of its 2008 electricity needs and purchased the balance. The Scaër and Lydney facilities purchased 100% of their 2008 electric power requirements. Natural gas was used to produce substantially all internally generated energy at the Gernsbach, Scaër and Lydney facilities during 2008.

Our Philippines mill processes abaca fiber to produce a specialized pulp. This abaca pulp production provides a unique advantage by supplying a key raw material used by our Composite Fibers business unit. The supply of abaca fiber was somewhat constrained in 2008. As a result, the Composite Fibers business unit slowed its paper machines and used substitute grades of abaca and substitute fibers to meet customer demands. In addition, events may arise from the relatively unstable political and economic environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the availability of abaca pulp for our Composite Fibers business unit. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We target to have approximately one month of fiber supply in stock and one month of fiber supply at sea available to us. In addition, we have established contingency plans for alternative sources of abaca pulp. However, the cost of obtaining abaca pulp from such alternative sources, if available, would likely be much higher.

Based on information currently available, we believe that we will continue to have ready access, for the foreseeable future, to all principal raw materials used in the production of our products. However, as discussed in the preceding paragraph, the supply of abaca fiber has been constrained and has adversely impacted pricing. The cost of our raw materials is subject to significant change, including, but not limited to, the costs of wood, pulp products, certain commodity chemicals and energy.

Concentration of Customers  In the past three years, no single customer represented more than 10% of our consolidated net sales.

GLATFELTER

Competition  Our industry is highly competitive. We compete on the basis of product quality, customer service, product development, price and distribution. We offer our products throughout the United States and globally in approximately 85 countries. Competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other capital resources than we do.

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

Capital Expenditures  Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary for environmental compliance, normal upgrades or replacements, business strategy and research and development. For 2009, we expect capital expenditures to total approximately $35 million.

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

Employees  The following table summarizes our workforce as of December 31, 2008:

					Contract Period
Location	Hourly	Salaried	Total	Union	Start	End

U.S

Corporate/Spring Grove	610	380	990	United Steelworkers of	Feb. 2008	Jan. 2011

				America (USW) & Office and

				Professional

Chillicothe/Fremont	1,124	333	1,457	Employees International Union	Aug. 2006	Aug. 2009

International

Gernsbach	355	204	559	Industriegewerkschaft	Dec. 2008	Dec. 2009

				Bergbau, Chemie, Energie-IG

				BCE

Scaër	73	48	121	Confederation Generale des	Mar. 2008	Feb. 2009	(1)

				Travailleurs & Force

				Ouvriere

Lydney	69	220	289	Unite the Union	Feb. 2008	Jan. 2009	(1)

Caerphilly	102	32	134	General Maintenance & Boiler’s	Aug. 2008	Dec. 2009

Philippines	55	28	83	Newtech Pulp Workers Union & Federation of Democratic Labor Org.	Sept. 2007	Sept. 2012

Total worldwide employees	2,388	1,245	3,633

(1)	Employees of these facilities are covered by one-year labor agreements. Negotiations to renew the agreements are underway. The terms and conditions of the existing agreements will remain in effect until new agreements are reached.

We consider the overall relationship with our employees to be satisfactory.

Available Information  On our investor relations page of our Corporate website at www.glatfelter.com we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other related information as soon as reasonably practical after they are filed with the Securities and Exchange Commission. In addition, our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, Board of Directors and Executive Officers, Audit, Compensation, Finance and Nominating Committees of the Board of Directors and their respective Charters, Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We intend to satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will

GLATFELTER

provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by calling (717) 225-2724.

ITEM 1A	RISK FACTORS

Risks Related to Our Business

Our business and financial performance may be adversely affected by the adverse global economic environment or downturns in the target markets that we serve.

Demand for our products in the markets we serve is primarily driven by demand for our customers’ products, which is often affected by general economic conditions. Downturns in our target markets could result in decreased demand for our products. In particular, our businesses will be adversely affected by the current global economic downturn and by softness in targeted markets. Our results could be adversely affected if economic conditions further weaken or fail to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The economic impact may cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

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

The impairment of financial institutions may adversely affect us.

We, our customers and our vendors, have transactions and borrowing arrangements with U.S. and foreign commercial banks, and other financial institutions, some of whom may be exposed to ratings downgrade, bankruptcy, liquidity, default or similar risks, especially in connection with recent financial market turmoil. A ratings downgrade, bankruptcy, receivership, default or similar event involving such institutions may adversely affect the counterparty’s performance under letters of credit, limit our access to capital, impact the ability of our suppliers to provide us with raw materials needed for our production, impact our customers’ ability to meet obligations to us, or adversely affect our liquidity position, future business and results of operations.

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

Our Philippine mill purchases abaca fiber to produce abaca pulp, which we use to manufacture our tea bag and coffee pods/pads and filter paper products at our Gernsbach, Scaër and Lydney facilities. However, the supply of abaca fiber has been constrained due to severe weather related damage to the source crop as well as selection by land owners of alternative uses of land in lieu of fiber producing activities. As a result of supply constraints, pricing pressure persists.

The cost of many of our production materials and costs, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, coal is a principal source fuel for both the Spring Grove and Chillicothe facilities. Natural gas is the principal source of fuel for our Chillicothe and Composite Fibers’ business unit facilities. Other input costs such as caustic, starch and others, have exhibited extreme upward pricing pressure. In addition, our vendors’ liquidity may be impacted by the economy creating supply shortages.

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

GLATFELTER

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

Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers and to maintain our market share. Our success will depend in large part on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to:

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

We are subject to various environmental laws and regulations that govern our operations, including discharges into the environment, and the handling and disposal of hazardous substances and wastes. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. To comply with environmental laws and regulations, we have incurred, and will continue to incur, substantial capital and operating expenditures. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. Because environmental regulations are not consistent worldwide, our ability to compete globally may be adversely affected by capital and operating expenditures required for environmental compliance. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment, such as air and water quality, resulting from mills we operate or have operated. Potential obligations include compensation for the restoration of natural resources, personal injury and property damages.

We have exposure to liability for remediation and other costs related to the presence of polychlorinated biphenyls, or PCBs, in the lower Fox River on which our former Neenah, Wisconsin mill was located. We have financial reserves for environmental matters but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complicated and should be reviewed in context; please see a more

GLATFELTER

detailed discussion of these matters in Item 8 – Financial Statements and Supplementary Data – Note 20.

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

We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The majority of our business is transacted in U.S. dollars, however, a substantial portion of business is transacted in Euros, British Pound Sterling and Canadian dollars. With respect to the Euro and Canadian dollar, we generate substantially greater cash inflow in these currencies than we do outflow. However, with respect to the British Pound Sterling, we have greater outflows than inflows of this currency. As a result of these positions, we are exposed to changes in currency exchange rates.

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

ITEM 2	PROPERTIES

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

GLATFELTER

The following table summarizes the estimated production capacity of each of our facilities:

Estimated Annual Production
Capacity (short tons)

Specialty Papers

Spring Grove	332,000	Uncoated

	68,000	Coated

Chillicothe	400,000	Uncoated

	7,500	Coated

Composite Fibers

Gernsbach	40,000	Lightweight

	11,800	Metallized

Scaër	6,000	Lightweight

Lydney	16,800	Lightweight

Caerphilly	17,000	Metallized

Philippines	13,000	Abaca pulp

The Spring Grove facility includes five uncoated paper machines that have been rebuilt and modernized from time to time with the capacity to produce 332,000 tons. It has an off-line combi-blade coater and a Specialty Coater (“S-Coater”), which together yield a potential annual production capacity for coated paper of approximately 68,000 tons. Since uncoated paper is used in producing coated paper, this is not additional capacity. We view the S-Coater as an important asset that allows us to expand our engineered paper products business. The Spring Grove facility also includes a pulpmill that has a production capacity of approximately 650 tons of bleached pulp per day.

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

Our Philippines facility consists of a pulpmill that supplies a majority of the abaca pulp requirements of the Composite Fibers paper mills.

ITEM 3	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data – Note 20.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable – no matters were submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 5, 2009.

Name	Age	Office with the Company

George H. Glatfelter II	57	Chairman and Chief Executive Officer

Dante C. Parrini	44	Executive Vice President and Chief Operating Officer

John P. Jacunski	43	Senior Vice President and Chief Financial Officer

Thomas G. Jackson	43	Vice President General Counsel and Corporate Secretary

Debabrata Mukherjee	39	Vice President and General Manager, Specialty Papers Business Unit

Martin Rapp	49	Vice President and General Manager, Composite Fibers Business Unit

Mark A. Sullivan	54	Vice President Global Supply Chain

William T. Yanavitch II	48	Vice President Human Resources and Administration

David C. Elder	40	Vice President and Corporate Controller

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

GLATFELTER

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

Thomas G. Jackson became Vice President, General Counsel and Secretary in June 2008. Prior to this, Mr. Jackson was Assistant General Counsel, Assistant Secretary and Director of Compliance – a position he held since May 2007. From November 2006 until May 2007, Mr. Jackson was Assistant General Counsel for the Company. Prior to joining our company, Mr. Jackson was Director of Business Development at C&D Technologies, Inc. from August 2005 to September 2006 and prior to that was Deputy General Counsel at C&D Technologies from October 1999 to August 2005.

Debabrata Mukherjee was appointed Vice President & General Manager – Specialty Papers Business Unit in April 2008. Dr. Mukherjee joined our Company in 1998 and since then has held various operational, sales and technical leadership positions within the Specialty Papers Business Unit. From March 2006 through March 2008, Dr. Mukherjee served as Division Vice President, Engineered & Converting Products. From February 2004 thru February 2006. Dr. Mukherjee served as Director, Engineered Products. Prior to joining Glatfelter, Dr. Mukherjee served in various capacities with Felix Schoeller, a German based global specialty paper manufacturer.

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

David C. Elder was appointed Vice President in March 2009 and has served as Corporate Controller and Chief Accounting Officer since July 2006. Prior to joining us in January 2006, Mr. Elder was Corporate Controller for YORK International Corporation, a position he held since December 2003. Prior thereto, he was the Director, Financial Planning and Analysis for YORK International Corporation from August 2000 to December 2003.

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

Quarter	High	Low	Dividend

2008

Fourth	$13.69	$7.50	$0.09

Third	15.76	12.51	0.09

Second	15.76	13.51	0.09

First	15.44	12.85	0.09

2007

Fourth	$17.23	$14.00	$0.09

Third	15.59	12.47	0.09

Second	16.30	12.92	0.09

First	18.05	14.86	0.09

As of March 5, 2009, we had 1,561 shareholders of record.

GLATFELTER

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. The peer group consists of AbitibiBowater, Inc., Neenah Paper, Inc., Schweitzer-Mauduit International and Wausau Paper Corp.

In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate index for stocks such as ours.

The graph assumes that the value of the investment in our common stock, in each index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2003 and charts it through December 31, 2008.

ITEM 6	SELECTED FINANCIAL DATA

Summary of Selected Consolidated Financial Data

As of or for the year ended December 31
Dollars in thousands, except per share	2008	2007	2006	2005	2004

Net sales	$1,263,850	$1,148,323	$986,411	$579,121	$543,524

Energy sales, net	9,364	9,445	10,726	10,078	9,953

Total revenue	1,273,214	1,157,768	997,137	589,199	553,477

Reversal of (Shutdown and restructuring charges and unusual items)	856	(35)	(30,318)	(1,564)	(20,375)

Gains on dispositions of plant, equipment and timberlands, net	18,468	78,685	17,394	22,053	58,509

Gains from insurance recoveries	–	–	205	20,151	32,785

Net income (loss)	57,888	63,472	(12,236)	38,609	56,102

Earnings (loss) per share

Basic	1.28	1.41	(0.27)	0.88	1.28

Diluted	1.27	1.40	(0.27)	0.87	1.27

Total assets	1,057,309	1,287,067	1,225,643	1,044,977	1,052,270

Total debt	313,285	313,185	397,613	207,073	211,227

Shareholders’ equity	342,707	476,068	388,368	432,312	420,370

Cash dividends declared per common share	0.36	0.36	0.36	0.36	0.36

Shares outstanding	45,434	45,141	44,821	44,132	43,950

Capital expenditures	52,469	28,960	44,460	31,024	18,587

Depreciation and amortization	60,611	56,001	50,021	50,647	51,598

Tons sold	829,354	799,512	721,892	498,593	470,422

Number of employees	3,633	3,854	3,704	1,958	1,988

GLATFELTER

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements  This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension income, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

ii.	changes in energy-related costs and commodity raw materials with an energy component;

iii.	variations in demand, including the impact of any unplanned market-related downtime, and the pricing of our products;

iv.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;

v.	our ability to renew our electricity sales agreement at acceptable margins in relation to our current coal supply contract;

vi.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vii.	the impairment of financial institutions as a result of the current credit market conditions and any resulting impact on us, our customers, or our vendors;

viii.	the gain or loss of significant customers and/or on-going viability of such customers;

ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xi.	geopolitical events, including war and terrorism;

xii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiii.	adverse results in litigation; and

xiv.	our ability to finance, consummate and integrate future acquisitions.

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

Overview  Our results of operations for 2008 when compared with 2007 reflect improved pricing conditions and increased shipping volumes in each of our business units. However, each of our business units’ results in the comparison was adversely impacted by significantly higher input costs that offset, to a large degree, the benefits from higher selling prices.

Specialty Papers’ operating income in 2008 increased approximately 45% compared to 2007 largely due to initiatives taken to improve the operational effectiveness and overall profitability of the Chillicothe facility.

Net sales in our Composite Fibers business unit increased 24% primarily due to the 2007 Caerphilly acquisition, foreign currency translation and higher selling prices. However, operating income decreased 3.5% in 2008 compared to 2007.

The results of operations in 2007 include $26 million of pre-tax charges related to our estimated costs associated with the Fox River environmental matter. The results also include approximately $5.7 million of income tax benefits recorded as a result of a change in the German corporate income tax rate.

GLATFELTER

As part of our strategy to monetize the value of our timberlands, we completed sales of these assets generating proceeds of $19.3 million and $84.4 million in 2008 and 2007 respectively. We also monetized a $43.2 million note received in 2007 as consideration for the sale of timberlands by pledging this asset to secure a $36.7 million borrowing. Proceeds from the new borrowing were used to reduce outstanding debt.

RESULTS OF OPERATIONS

2008 versus 2007

The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands, except per share	2008	2007

Net sales	$1,263,850	$1,148,323

Gross profit	177,782	156,312

Operating income	99,209	118,818

Net income	57,888	63,472

Earnings per diluted share	1.27	1.40

The consolidated results of operations for the years ended December 31, 2008 and 2007 include the following non-routine items:

	After-tax
In thousands, except per share	Income (loss)	Diluted EPS

2008

Gains on sale of timberlands	$10,984	$0.24

Reversal of shutdown and restructuring charges	517	0.01

Acquisition integration costs	(889)	(0.02)

2007

Gains on sale of timberlands	$44,052	$0.97

Environmental remediation	(15,979)	(0.35)

Acquisition integration costs	(1,569)	(0.03)

These items increased earnings by $10.6 million, or $0.23 per diluted share in 2008. Comparatively, the items identified above increased earnings in 2007 by $26.5 million, or $0.59 per diluted share.

Business Units  Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or are included in “Other and Unallocated” in the table below.

Management evaluates results of operations of the business units before non-cash pension income, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Business Unit Performance	Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2008	2007	2008	2007	2008	2007	2008	2007

Net sales	$833,899	$802,293	$429,952	$346,030	$(1)	$–	$1,263,850	$1,148,323

Energy sales, net	9,364	9,445	–	–	–	–	9,364	9,445

Total revenue	843,263	811,738	429,952	346,030	$(1)	–	1,273,214	1,157,768

Cost of products sold	739,481	721,216	366,791	287,606	(10,840)	(7,366)	1,095,432	1,001,456

Gross profit	103,782	90,522	63,161	58,424	10,839	7,366	177,782	156,312

SG&A	54,596	56,561	38,206	32,541	5,095	27,042	97,897	116,144

Shutdown and restructuring charges	–	–	–	–	(856)	35	(856)	35

Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(18,468)	(78,685)	(18,468)	(78,685)

Total operating income	49,186	33,961	24,955	25,883	25,068	58,974	99,209	118,818

Non operating income (expense)	–	–	–	–	(18,183)	(24,884)	(18,183)	(24,884)

Income before income taxes	$49,186	$33,961	$24,955	$25,883	$6,885	$34,090	$81,026	$93,934

Supplementary Data

Net tons sold	743,755	726,657	85,599	72,855	–	–	829,354	799,512

Depreciation, depletion and amortization	$35,010	$34,882	$25,601	$21,119	$–	$–	$60,611	$56,001

Capital expenditures	20,878	17,395	31,591	11,565	–	–	52,469	28,960

GLATFELTER

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2008	2007	Change

Net sales	$1,263,850	$1,148,323	$115,527

Energy sales – net	9,364	9,445	(81)

Total revenues	1,273,214	1,157,768	115,446

Costs of products sold	1,095,432	1,001,456	93,976

Gross profit	$177,782	$156,312	$21,470

Gross profit as a percent of Net sales	14.1%	13.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2008	2007

Business Unit

Specialty Papers	66.0%	69.9%

Composite Fibers	34.0	30.1

Total	100.0%	100.0%

Net sales  totaled $1,263.9 million for the year ended December 31, 2008, an increase of $115.5 million, or 10.1%, compared to the previous year.

In the Specialty Papers business unit, net sales for 2008 increased $31.6 million to $833.9 million and operating income totaled $49.2 million, an increase of $15.2 million over the previous year. The improved operating income is primarily due to progress achieved in executing Chillicothe’s profit improvement initiatives and improved operating efficiencies. Higher average selling prices contributed $36.4 million of the increase in net sales and volumes shipped increased 2.4%. These price and volume increases were partially offset by expected mix changes between carbonless papers and uncoated papers, as well as lower sales of scrap paper. The benefits of higher average selling prices were offset by $37.7 million of higher costs, largely driven by fiber and energy. Unplanned operating downtime at the Spring Grove and Chillicothe facilities also reduced operating results by $4.3 million in 2008 compared to 2007.

In Composite Fibers, net sales were $430.0 million for 2008, an increase of $83.9 million from the previous year. The completion of the November 30, 2007 Caerphilly acquisition accounted for $40.9 million of the increase in net sales, the translation of foreign currencies benefited net sales by $14.4 million and higher average selling prices contributed $16.3 million. Total volumes shipped by this business unit increased 17.5%, including a 4.3% increase in Food & Beverage paper product shipments. Shipments of Composite Laminates were down 1.5% primarily due to the weak housing and related markets.

Energy and raw material costs in the Composite Fibers business unit were $17.1 million higher than a year ago, increasing at a rate faster than average selling prices. Operating income for Composite Fibers declined $0.9 million in the comparison and totaled $25.0 million for 2008. During 2008, this unit’s results were adversely impacted by an aggregate of $6.2 million due to operating issues, market related downtime and accelerated depreciation related to completed or planned machine upgrades.

Non-Cash Pension Income  Non-cash pension income resulted from the over-funded status of our pension plans. The following summarizes non-cash pension income for 2008 compared to 2007:

	Year Ended December 31
In thousands	2008	2007	Change

Recorded as:

Costs of products sold	$11,067	$8,846	$2,221

SG&A expense	4,995	4,050	945

Total	$16,062	$12,896	$3,166

The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. As discussed in Item 8 – Financial Statements and Supplementary Data – Note 11, the fair value of the plans’ assets has declined approximately 34% since the beginning of 2008. Accordingly, during 2009 we expect to recognize net pension expense totaling approximately $6 million, pre-tax.

Selling, general and administrative (“SG&A”)  expenses decreased $18.2 million in the year-to-year comparison and totaled $97.9 million in 2008 compared to $116.1 million a year ago. The decrease was primarily due to a $26.0 million charge for the Fox River environmental matter in 2007 partially offset by the inclusion in 2008 of a full year’s result for the Caerphilly acquisition.

Gain on Sales of Plant, Equipment and Timberlands  During 2008 and 2007, we completed sales of timberlands which are included in the following table:

Dollars in thousands	Acres	Proceeds	Gain

2008

Timberlands	4,561	$19,279	$18,649

Other	n/a	–	(181)

Total		$19,279	$18,468

2007

Timberlands	37,448	$84,409	$78,958

Other	n/a	377	(273)

Total		$84,786	$78,685

In connection with each of the asset sales set forth above, we received cash proceeds with the exception of the sale of approximately 26,000 acres of timberland completed in November 2007. As consideration for the timberland sold in this transaction, we received a $43.2 million, 20-year interest-bearing note due from the

GLATFELTER

buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, we monetized this note receivable by pledging it as collateral for a new $36.7 million term note payable.

Income taxes  During 2008, we recorded income tax expense totaling $23.1 million on pre tax income of $81.0 million. The comparable amounts in 2007 were income taxes of $30.5 million on a taxable income of $93.9 million. The effective rate in 2007 included a $5.7 million deferred income tax benefit related to the reduction of German corporate income tax rates passed into law July 2007. Overall, the decline in the effective tax rate from 2007 to 2008 was primarily due to higher gains from timberland sales in the prior year which are taxed at a higher rate.

Foreign Currency  We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The functional currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2008, Euro functional currency operations generated approximately 20.6% of our sales and 19.9% of operating expenses and British Pound Sterling operations represented 10.6% of net sales and 11.2% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

Year Ended
In thousands	December 31

Favorable
(unfavorable)

Net sales	$14,360

Costs of products sold	(10,435)

SG&A expenses	(855)

Income taxes and other	(1,033)

Net income	$2,037

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

GLATFELTER

Business Units  The following table sets forth profitability information by business unit and the composition of consolidated income from continuing operations before income taxes:

Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2007	2006	2007	2006	2007	2006	2007	2006

Net sales	$802,293	$693,660	$346,030	$292,751	$–	$–	$1,148,323	$986,411

Energy sales, net	9,445	10,726	–	–	–	–	9,445	10,726

Total revenue	811,738	704,386	346,030	292,751	–	–	1,157,768	997,137

Cost of products sold	721,216	635,143	287,606	246,797	(7,366)	9,903	1,001,456	891,843

Gross profit	90,522	69,243	58,424	45,954	7,366	(9,903)	156,312	105,294

SG&A	56,561	50,285	32,541	28,458	27,042	13,738	116,144	92,481

Restructuring charges	–	–	–	–	35	30,318	35	30,318

Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(78,685)	(17,394)	(78,685)	(17,394)

Gain on insurance recoveries		–	–	–	–	(205)	–	(205)

Total operating income (loss)	33,961	18,958	25,883	17,496	58,974	(36,360)	118,818	94

Nonoperating income (expense)	–	–	–	–	(24,884)	(22,322)	(24,884)	(22,322)

Income (loss) from continuing operations before income taxes	$33,961	$18,958	$25,883	$17,496	$34,090	$(58,682)	$93,934	$(22,228)

Supplementary Data

Net tons sold	726,657	653,734	72,855	68,148	–	10	799,512	721,892

Depreciation expense	$34,882	$32,824	$21,119	$17,197	$–	$–	$56,001	$50,021

Capital expenditures	17,395	36,484	11,565	7,976	–	–	28,960	44,460

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2007	2006	Change

Net sales	$1,148,323	$986,411	$161,912

Energy sales – net	9,445	10,726	(1,281)

Total revenues	1,157,768	997,137	160,631

Costs of products sold	1,001,456	891,843	109,613

Gross profit	$156,312	$105,294	$51,018

Gross profit as a percent of Net sales	13.6%	10.7%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2007	2006

Business Unit

Specialty Papers	69.9%	70.3%

Composite Fibers	30.1	29.7

Total	100.0%	100.0%

Net sales  totaled $1.1 billion in 2007, an increase of $161.9 million, or 16.4%, compared to the previous year.

In the Specialty Papers business unit, net sales increased $108.6 million to $802.3 million and operating income totaled $34.0 million, an increase of $15.0 million over the previous year. The increase in net sales is attributable to the Chillicothe acquisition that was completed April 3, 2006 and an overall favorable pricing environment that contributed a $16.1 million benefit in 2007 with prices increasing in all product markets. Shipping volumes increased 11% in the comparison. Specialty Papers’ production costs increased in the comparison primarily due to higher shipping volumes. Higher raw material prices largely driven by energy and pulp, and wood material usage adversely impacted production costs by $19.2 million. These adverse factors were partially offset by improved material usage and machine yields.

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

GLATFELTER

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

Gain on Sales of Plant, Equipment and Timberlands  During 2007 and 2006 we completed sales of timberlands. The following table summarizes these transactions:

Dollars in thousands	Acres	Proceeds	Gain

2007

Timberlands	37,448	$84,409	$78,958

Other	n/a	377	(273)

Total		$84,786	$78,685

2006

Timberlands	5,923	$17,130	$15,677

Other	n/a	3,941	1,717

Total		$21,071	$17,394

In connection with each of the asset sales set forth above, we received cash proceeds with the exception of the sale of approximately 26,000 acres of timberland completed in November 2007. As consideration for the timberland sold in this transaction we received a $43.2 million, 20-year interest-bearing note due from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, we monetized this note receivable by pledging it as collateral for a new $36.7 million term note payable.

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

Foreign Currency  We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The functional currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines is the Peso. During 2007, Euro functional currency operations generated approximately 19.9% of our sales and 18.8% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.8% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

Year Ended
In thousands	December 31

Favorable
(unfavorable)

Net sales	$19,563

Costs of products sold	(17,952)

SG&A expenses	(1,927)

Income taxes and other	79

Net loss	$(237)

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or

GLATFELTER

disadvantages of operating or competing in multi-currency markets.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Year Ended December 31
In thousands	2008	2007

Cash and cash equivalents at beginning of period	$29,833	$21,985

Cash provided by (used for)

Operating activities	53,425	100,332

Investing activities	(33,190)	4,733

Financing activities	(12,879)	(99,371)

Effect of exchange rate changes on cash	(4,955)	2,154

Net cash provided	2,401	7,848

Cash and cash equivalents at end of period	$32,234	$29,833

Operating cash flow declined by $46.9 million in the comparison as stronger overall gross profit was offset by higher levels of working capital. Accounts receivable were higher reflecting higher shipping volumes and selling prices. Overall inventory levels were lower, however higher input costs and replenishment of key raw materials at year end 2008 used approximately $10.0 million. In addition, cash paid for income taxes increased $17.4 million in 2008 compared to 2007 and we used approximately $13.0 million in connection with the Fox River and Ecusta environmental matters.

Net cash used for investing activities increased in the comparison primarily due to a $23.5 million increase in capital expenditures, which includes an investment of approximately $11 million to upgrade the capabilities of one of our inclined wire paper machines in Germany. In addition, the increase in net cash used for investing activities reflects $22.3 million less in proceeds from timberland sales in 2008 than in 2007. In 2009, capital expenditures are expected to be reduced to approximately $35 million reflecting our decision, in light of current economic conditions, to delay most discretionary spending.

During 2008 and 2007, cash dividends paid on common stock totaled approximately $16.5 million and $16.4 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

During 2008, net debt, defined as total debt less term notes secured by letters of credit and less cash balances, declined $39.0 million to $210.4 million as proceeds from operations and timberland sales were used to reduce debt outstanding. Our Term loan, due in April 2011 has mandatory quarterly repayment requirements approximating $3.4 million per quarter in 2009.

During 2008, $13 million of required principal payments were made under our Term Loan. In 2009, we are required to make $13.8 million of quarterly principal repayments. The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2008	2007

Revolving credit facility, due April 2011	$6,724	$35,049

Term loan, due April 2011	30,000	43,000

7 1/8% Notes, due May 2016	200,000	200,000

2008 Term Loan, due January 2013	36,695	–-

Note payable, due March 2013	34,000	34,000

Total long-term debt	307,419	312,049

Less current portion	(13,759)	(11,008)

Long-term debt, excluding current portion	$293,660	$301,041

The significant terms of the debt instruments are more fully discussed in Item 8- Financial Statements and Supplementary Data – Note 17.

In January 2008, we monetized a note received as consideration from the sale of timberlands. In this transaction, we entered into a new $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan matures in five years, bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum. This is secured by, among other assets, a $43.2 million note received from the buyers of certain timberland sold in November 2007. For a more complete description of the 2008 Term Loan, refer to Note 17.

In January 2009, we used $6.5 million to satisfy a commitment we had to fund certain Fox River remediation activities. For complete details of this obligation, refer to Item 8 – Financial Statements, Note 20.

We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to be burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our

GLATFELTER

operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 8 – Financial Statements and Supplementary Data – Note 20 for a summary of significant environmental matters.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, and our existing credit facilities. However, as discussed in Item 8 – Financial Statements and Supplementary Data – Note 20, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become currently due. As of December 31, 2008, we met all of the requirements of our debt covenants.

Off-Balance-Sheet Arrangements  As of December 31, 2008 and 2007, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations The following table sets forth contractual obligations as of December 31, 2008.

		Payments Due During the Year
		Ended December 31,
			2010 to	2012 to	2014 and
In millions	Total	2009	2011	2013	beyond

Long-term debt(1)	$422	$31	$56	$102	$233

Operating leases(2)	22	7	5	2	8

Purchase obligations(3)	178	130	48	—	—

Other long term obligations(4),(5)	104	11	19	18	56

Total	$726	$179	$128	$122	$297

(1)	Represents principal and interest payments due on long-term debt. We have $200.0 million of debt maturing in May 2016 and bearing a fixed rate of interest at 7 1/8%, payable semiannually, a $36.7 million note maturing in January 2013 bearing interest at six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum, and a $34.0 million note maturing in March 2013 and bearing a fixed rate of interest of 3.10%. In addition, at December 31, 2008, $6.7 million was outstanding under our revolving credit facility and $30 million was outstanding under a term loan. Both the revolving credit facility and the term loan bear a variable interest rate (3.03% and 2.34%, respectively, as of December 31, 2008) and mature in April 2011.

(2)	Represents rental agreements for various land buildings, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material forward purchases and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2008 or expectations based on historical experience and/or current market conditions.

(4)	Primarily represents expected benefits to be paid pursuant to medical retirement plans and nonqualified pension plans over the next ten years and expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with FASB Interpretation No. 48. As discussed in more detail in Item 8 – Financial Statements, Note 9, “Income Taxes”, such amounts totaled $29.2 million at December 31, 2008.

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

Inventory Reserves  We maintain reserves for excess and obsolete inventories to reflect our inventory at the lower of its stated cost or market value. Our estimate for excess and obsolete inventory is based upon our assumptions about future demand and market conditions. If actual conditions are less favorable than those we have projected, we may need to increase our reserves for excess and obsolete inventories. Any increases in our reserves will adversely impact our results of operations. The establishment of a reserve for excess and obsolete inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold. If we are able to sell such inventory, any related reserves would be reversed in the period of sale.

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

Pension and Other Post-Retirement Obligations  Accounting for defined-benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets and future compensation growth rates. Accounting for our retiree medical plans, and any curtailments thereof, also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits. We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income, which will result in changes to the recorded benefit plan assets and liabilities.

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

GLATFELTER

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

						At December 31,
	Year Ended December 31					2008

Dollars in thousands	2009	2010	2011	2012	2013	Carrying Value	Fair Value

Long-term debt

Average principal outstanding

At fixed interest rates – Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$167,727

At fixed interest rates – Note payable	34,000	34,000	34,000	34,000	7,825	34,000	36,164

At variable interest rates	66,539	52,780	40,004	36,695	1,407	73,419	75,202

						$307,419	$279,093

Weighted-average interest rate

Fixed interest rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%

Fixed interest rate debt – Note payable	3.10	3.10	3.10	3.10	3.10

Variable interest rate debt	3.06	3.25	3.46	3.52	3.52

The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2008, we had long-term debt outstanding of $307.4 million, of which $73.4 million or 24% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit facility and term loans that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin. At December 31, 2008, the weighted-average interest rate paid was approximately 3.1%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.7 million.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During 2008, Euro functional currency operations generated approximately 20.6% of our sales and 19.9% of operating expenses and British Pound Sterling operations represented 10.6% of net sales and 11.2% of operating expenses.

GLATFELTER

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

The Company’s internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

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

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P.H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 11, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 11, 2009

GLATFELTER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P.H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P.H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P.H. Glatfelter Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of December 31, 2006.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109” as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 11, 2009

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share	2008	2007	2006

Net sales	$1,263,850	$1,148,323	$986,411
Energy sales – net	9,364	9,445	10,726

Total revenues	1,273,214	1,157,768	997,137
Costs of products sold	1,095,432	1,001,456	891,843

Gross profit	177,782	156,312	105,294
Selling, general and administrative expenses	97,897	116,144	92,481
(Reversals of) Shutdown and restructuring charges	(856)	35	30,318
Gains on disposition of plant, equipment and timberlands, net	(18,468)	(78,685)	(17,394)
Insurance recoveries	–	–	(205)

Operating income	99,209	118,818	94
Other nonoperating income (expense)
Interest expense	(23,160)	(29,022)	(24,453)
Interest income	4,975	3,933	3,132
Other – net	2	205	(1,001)

Total other nonoperating expense	(18,183)	(24,884)	(22,322)

Income (loss) before income taxes	81,026	93,934	(22,228)
Income tax provision (benefit)	23,138	30,462	(9,992)

Net income (loss)	$57,888	$63,472	$(12,236)

Weighted average shares outstanding
Basic	45,247	45,035	44,584
Diluted	45,572	45,422	44,584
Earnings (loss) per share
Basic	$1.28	$1.41	$(0.27)
Diluted	1.27	1.40	(0.27)

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2008	2007

Assets
Current assets
Cash and cash equivalents	$32,234	$29,833
Accounts receivable (less allowance for doubtful accounts: 2008 – $2,633; 2007 – $3,117)	132,635	122,980
Inventories	193,354	193,042
Prepaid expenses and other current assets	33,596	27,557

Total current assets	391,819	373,412
Plant, equipment and timberlands – net	493,564	519,866
Other long-term assets	171,926	393,789

Total assets	$1,057,309	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$13,759	$11,008
Short-term debt	5,866	1,136
Accounts payable	59,750	73,195
Dividends payable	4,089	4,063
Environmental liabilities	5,734	7,038
Other current liabilities	100,904	101,116

Total current liabilities	190,102	197,556
Long-term debt	293,660	301,041
Deferred income taxes	90,158	189,156
Other long-term liabilities	140,682	123,246

Total liabilities	714,602	810,999
Commitments and contingencies	–	–
Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2008 – 8,928,004; 2007 – 9,219,476)	544	544
Capital in excess of par value	45,806	44,697
Retained earnings	605,001	563,608
Accumulated other comprehensive income (loss)	(176,133)	4,061

	475,218	612,910
Less cost of common stock in treasury	(132,511)	(136,842)

Total shareholders’ equity	342,707	476,068

Total liabilities and shareholders’ equity	$1,057,309	$1,287,067

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P.H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2008	2007	2006

Operating activities
Net income (loss)	$57,888	$63,472	$(12,236)
Adjustments to reconcile to net cash (used) provided by operations:
Depreciation, depletion and amortization	60,611	56,001	50,021
(Cash used) reserve for environmental matters	(13,012)	26,000	–
Pension income	(16,062)	(12,896)	(16,993)
(Reversals of) shutdown and restructuring charges	(856)	35	37,066
Deferred income taxes	3,265	8,004	(12,726)
Gains on dispositions of plant, equipment and timberlands, net	(18,468)	(78,685)	(17,394)
Share-based compensation	4,350	3,850	2,335
Change in operating assets and liabilities
Accounts receivable	(17,668)	16,662	(17,622)
Inventories	(9,975)	8,493	(8,869)
Prepaid and other assets	871	(2,461)	4,413
Liabilities	2,481	11,857	(36,422)

Net cash provided (used) by operations	53,425	100,332	(28,427)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(52,469)	(28,960)	(44,460)
Proceeds from disposal of plant, equipment and timberlands	19,279	41,616	21,071
Acquisitions, net of cash acquired	–	(7,923)	(158,442)

Net cash (used) provided by investing activities	(33,190)	4,733	(181,831)
Financing activities
Net (repayments of) proceeds from revolving credit facility	(24,197)	(30,656)	43,522
Net (repayments of) proceeds from other short-term debt	2,927	(6,916)	(995)
Net (repayments of) proceeds from $100 million term loan facility	(13,000)	(53,000)	94,829
Net proceeds from $200 million 7 1/8% note offering	–	–	196,440
Repayment of $150 million 6 7/8 notes	–	–	(152,675)
Proceeds from borrowing under Term Loan due 2013	36,695	–	–
Payment of dividends	(16,469)	(16,350)	(16,023)
Proceeds and excess tax benefits from stock options exercised and other	1,165	7,551	8,290

Net cash (used) provided by financing activities	(12,879)	(99,371)	173,388
Effect of exchange rate changes on cash	(4,955)	2,154	1,413

Net increase (decrease) in cash and cash equivalents	2,401	7,848	(35,457)
Cash and cash equivalents at the beginning of period	29,833	21,985	57,442

Cash and cash equivalents at the end of period	$32,234	$29,833	$21,985

Supplemental cash flow information
Cash paid for
Interest	$21,243	$28,498	$26,218
Income taxes	20,011	2,614	17,579

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006

					Accumulated
		Capital in			Other		Total
	Common	Excess of	Retained	Deferred	Comprehensive	Treasury	Shareholders’
In thousands, except shares outstanding	Stock	Par Value	Earnings	Compensation	Income (Loss)	Stock	Equity

Balance at January 1, 2006	$544	$43,450	$547,810	$(2,295)	$(5,343)	$(151,854)	$432,312

Net loss			(12,236)				(12,236)

Foreign currency translation adjustments					12,343

Adjustment to minimum pension liability prior to adoption of SFAS No. 158					583

Other comprehensive income					12,926		12,926

Comprehensive income							690

Reversal of minimum pension liability under SFAS No. 158					3,909		3,909

Additional net pension liability, net of tax benefit of $27,318					(43,829)		(43,829)

Adoption of SFAS No. 123(R)		(2,295)		2,295

Tax effect on employee stock options exercised		792					792

Cash dividends declared ($0.36 per share)			(16,085)				(16,085)

Share-based compensation expense – RSU		1,107					1,107

Delivery of treasury shares

Performance Shares		7				200	207

401(k) plans		46				1,608	1,654

Director compensation		8				105	113

Employee stock options exercised – net		(827)				8,325	7,498

Balance at December 31, 2006	544	42,288	519,489	–	(32,337)	(141,616)	388,368

Comprehensive income

Net income			63,472				63,472

Foreign currency translation adjustments					24,966

Change in benefit plans’ net funded status, net of tax benefit of $7,167					11,432

Other comprehensive income					36,398		36,398

Comprehensive income							99,870

Cumulative effect of adopting of FIN 48			(2,974)				(2,974)

Tax effect on employee stock options exercised		89					89

Cash dividends declared ($0.36 per share)			(16,379)				(16,379)

Share-based compensation expense		2,348					2,348

Delivery of treasury shares

401(k) plans		85				3,049	3,134

Director compensation		1				162	163

Employee stock options exercised – net		(114)				1,563	1,449

Balance at December 31, 2007	544	44,697	563,608	–	4,061	(136,842)	476,068

Comprehensive income

Net income			57,888				57,888

Foreign currency translation adjustments					(32,029)

Change in benefit plans’ net funded status, net of tax benefit of $92,570					(148,165)

Other comprehensive income					(180,194)		(180,194)

Comprehensive income							(122,306)

Tax effect on employee stock options exercised		38					38

Cash dividends declared ($0.36 per share)			(16,495)				(16,495)

Share-based compensation expense		3,244					3,244

Delivery of treasury shares

RSUs		(1,739)				1,400	(339)

401(k) plans		(248)				1,768	1,520

Director compensation		(43)				206	163

Employee stock options exercised – net		(143)				957	814

Balance at December 31, 2008	$544	$45,806	$605,001	$–	$(176,133)	$(132,511)	$342,707

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gloucestershire (Lydney), England; Caerphilly, Wales, Gernsbach, Germany; Scaër, France; and the Philippines. Our products are marketed throughout the United States and in over 85 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.

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

Inventories  Inventories are stated at the lower of cost or market. Raw materials, in-process and finished inventories of our domestic manufacturing operations are valued using the last-in, first-out (LIFO) method, and the supplies inventories are valued principally using the average-cost method. Inventories at our foreign operations are valued using a method that approximates average cost.

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

Valuation of Long-lived Assets, Intangible Assets and Goodwill  We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, the asset’s fair value is estimated and an impairment loss is recognized for any deficiencies. Goodwill is reviewed for impairment on a discounted cash flow basis at least annually. Impairment losses, if any, are recognized for the amount by which the carrying value of the asset exceeds its fair value.

Asset Retirement Obligations – In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, as interpreted by Financial Accounting Standards Board Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” (“FIN 47”), we accrue asset retirement obligations, if any, in the period in which obligations relating to future asset retirements are incurred and when a reasonable estimate of fair value can be determined. Under these standards, costs are to be accrued at estimated fair value, and a related long-lived asset is capitalized. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset for which the obligation exists. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded.

Income Taxes  Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of

GLATFELTER

international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is not more likely than not.

Effective January 1, 2007, income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. We and our subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and record any necessary adjustments in the period in which the facts that give rise to a revision become known.

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

Revenue from energy sales is recognized when electricity is delivered to the customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Costs netted against energy sales totaled $10.4 million, $10.2 million, $8.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our current contract to sell electricity generated in excess of our own use expires in the year 2010 and requires that the customer purchase all of our excess electricity up to a certain level. The price for the electricity is determined pursuant to a formula and varies depending upon the amount sold in any given year.

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

Accumulated Other Comprehensive Income  The amounts reported on the consolidated Statement of Shareholders’ Equity for Accumulated Other Comprehensive Income at December 31, 2008 consist of $180.6 million of additional defined benefit liabilities, net of tax, and $4.5 million of gains from foreign currency translation adjustments.

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

Fair Value of Financial Instruments  The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	2008		2007
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Long-term debt	$307,419	$279,093	$312,049	$301,300

GLATFELTER

3.	RECENT PRONOUNCEMENTS

In September 2006, SFAS No. 157, “Fair Value Measurements”, was issued. SFAS No. 157, which defines fair value, establishes a framework for measurement and requires expanded disclosures about the fair value measurements, was effective for us beginning January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial position or results of operations.

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

On December 30, 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). This standard, which will be effective for us beginning December 31, 2009, will require more detailed disclosures about pension plan assets, our investment strategies, major categories of plan assets, concentrations of risk within the plan, and valuation techniques used to measure fair value. The adoption of FSP FAS 132(R) is not expected to have a material impact on our consolidated financial position or results of operation.

4.	ACQUISITIONS

Metallised Products Limited  On November 30, 2007, through Glatfelter-UK Limited (“GLT-UK”), a wholly-owned subsidiary, we completed our acquisition of Metallised Products Limited (“MPL”), a privately owned company that manufactures a variety of metallized paper products for consumer and industrial applications. MPL is based in Caerphilly, Wales.

Under terms of the agreement, we agreed to purchase the stock of MPL for $7.2 million cash and assumed $5.8 million of debt in addition to $1.4 million of transaction costs. The acquisition was financed from our existing cash balance. This facility employed about 165 people at the time of the acquisition and had 2007 revenues of approximately $53.4 million.

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets

Cash	$730

Accounts receivable	7,718

Inventory	4,731

Property and equipment	9,663

Other assets	903

Goodwill	2,239

Total	25,984

Liabilities

Acquisition related liabilities including accounts payable and accrued expenses	11,783

Long term debt	5,830

Total	17,613

Total purchase price	$8,371

5.	NEENAH FACILITY SHUTDOWN

In 2006, we committed to a plan to permanently close the Neenah, WI facility. Production at this facility ceased effective June 30, 2006 and certain products previously manufactured at the Neenah facility have been transferred to Chillicothe.

The remaining reserve as of December 31, 2006 associated with this restructuring initiative totaled $2.8 million. During 2007, we made payments totaling $1.7 million; thus, the remaining reserve balance was $1.1 million at December 31, 2007. In 2008, we reversed $0.9 million into income upon the sale of the property and the remaining balance at December 31, 2008 totaled $0.2 million.

GLATFELTER

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

European Restructuring and Optimization Program (“EURO Program”)  During the fourth quarter of 2005, we began to implement this restructuring program, a comprehensive series of initiatives designed to improve the performance of our Composite Fibers business unit. In 2006, we recorded restructuring charges of $1.2 million associated with the related work force efficiency plans at the Gernsbach, Germany facility. This charge reflects severance, early retirement and related costs for the affected employees.

7.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2008, 2007 and 2006, we completed sales of timberlands. The following table summarizes these transactions:

Dollars in thousands	Acres	Proceeds	Gain

2008
Timberlands	4,561	$19,279	$18,649
Other	n/a	–	(181)

Total		$19,279	$18,468

2007
Timberlands	37,448	$84,409	$78,958
Other	n/a	377	(273)

Total		$84,786	$78,685

2006
Timberlands	5,923	$17,130	$15,677
Other	n/a	3,941	1,717

Total		$21,071	$17,394

The amounts set forth above for 2008 include a $2.9 million gain from the sale of 246 acres of timberlands for cash consideration to George H. Glatfelter II, our chairman and chief executive officer, and his spouse. The 246 acres of timberlands had been independently appraised and marketed for public sale by the Company. Based on those appraisals and the marketing process that was pursued, the Company and its Board believed that the sale price agreed to with the Glatfelters constituted fair market value for the timberland. In accordance with terms of our credit facility, we are required to use the proceeds from timberland sales to reduce amounts outstanding under our term loan.

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

8.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2008	2007	2006
Net income (loss)	$57,888	$63,472	$(12,236)

Weighted average common shares outstanding used in basic EPS	45,247	45,035	44,584
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	325	387	–

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,572	45,422	44,584

Basic EPS	$1.28	$1.41	$(0.27)
Diluted EPS	1.27	1.40	(0.27)

GLATFELTER

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

In thousands	2008	2007	2006
Potential common shares	1,132	438	1,280

9.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from operations consisted of the following:

	Year Ended December 31
In thousands	2008	2007	2006
Current taxes
Federal	$5,647	$8,388	$1,009
State	2,609	4,422	1,013
Foreign	11,617	6,397	712

	19,873	19,207	2,734
Deferred taxes and other
Federal	9,026	11,766	(11,903)
State	86	2,674	(2,970)
Foreign	(5,847)	(3,185)	2,147

	3,265	11,255	(12,726)

Income tax provision (benefit)	$23,138	$30,462	$(9,992)

The amounts set forth above for total deferred taxes and other include deferred taxes of $3.0 million, $8.0 million and $(12.7) million at December 31, 2008, 2007 and 2006, respectively. Other taxes totaled $0.2 million at December 31, 2008 and $3.3 million at December 31, 2007 and related to uncertain tax positions expected to be taken in future tax filings.

The following are the domestic and foreign components of pretax income from operations:

	Year Ended December 31
In thousands	2008	2007	2006
United States	$61,387	$70,051	$(30,010)
Foreign	19,639	23,883	7,782

Total pretax income (loss)	$81,026	$93,934	$(22,228)

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax is as follows:

	Year Ended December 31
	2008	2007	2006
Federal income tax provision at statutory rate	35.0%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	3.1	3.5	(6.7)
Foreign income tax rate differential	(2.5)	0.2	3.8
Change in statutory tax rates	–	(5.8)	–
Tax credits	(5.7)	(2.8)	(8.1)
Change in unrecognized tax benefits, net	2.5	4.0	3.8
Charitable contribution valuation allowance release	(1.8)	–	–
Other	(2.0)	(1.7)	(2.8)

Total provision for income taxes	28.6%	32.4%	(45.0)%

The sources of deferred income taxes were as follows at December 31:

	2008		2007
		Non		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
In thousands	(Liability)	(Liability)	(Liability)	(Liability)
Reserves	$8,983	$11,086	$10,301	$10,008
Compensation	3,292	3,368	3,369	2,819
Post-retirement benefits	1,619	18,748	1,409	16,104
Property	13	(107,921)	104	(109,858)
Pension	781	(13,507)	833	(98,445)
Installment sales	–	(25,148)	–	(25,492)
Inventories	(803)	–	366	–
Other	475	6,909	501	(1,454)
Tax carryforwards	–	28,006	–	29,458

Subtotal	14,360	(78,459)	16,883	(176,860)
Valuation allowance	(2,547)	(10,215)	(3,280)	(12,296)

Total	$11,813	$(88,674)	$13,603	$(189,156)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2008	2007

Prepaid expenses and other current assets	$14,421	$16,982

Other long term assets	1,484	–

Other current liabilities	2,608	3,379

Deferred income taxes	90,158	189,156

At December 31, 2008, we had state and foreign tax net operating loss (“NOL”) carryforwards of $96.0 million and $31.0 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2015 and 2027; the foreign NOL carryforwards do not expire.

In addition, we had federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, and various state tax credit carryforwards totaling $0.1 million, which expire between 2014 and 2027.

We have established a valuation allowance of $12.8 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state tax credit carryforwards and certain deferred foreign tax credits.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2008, we recorded

GLATFELTER

tax credits of $4.7 million related to research and development credits, fuels tax, and the electricity production tax credits. In 2007 and 2006 similar tax credits of $2.6 million and $1.8 million, respectively, were recorded.

At December 31, 2008 and 2007, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $107.4 million and $92.5 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2008, no deferred tax liability has been recognized in our consolidated financial statements.

As of December 31, 2008 and December 31, 2007, we had $29.2 million and $26.1 million of gross unrecognized tax benefits respectively. As of December 31, 2008, if such benefits were to be recognized, approximately $25.3 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2008	2007

Balance at January 1	$26.1	$20.7

Increases in tax positions for prior years	0.4	0.3

Decreases in tax positions for prior years	–	(0.5)

Increases in tax positions for current year	3.2	6.1

Lapse in statue of limitations	(0.5)	(0.5)

Balance at December 31	$29.2	$26.1

The current year increase was primarily due to tax positions taken, or expected to be taken, on certain foreign income tax returns.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	2004-2006	2007 and 2008
State	2004	2003 – 2008
Germany(1)	2003-2006	2007 and 2008
France	N/A	2006 – 2008
United Kingdom	N/A	2006 – 2008
Philippines	2005 – 2007	2008

(1)	– includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may change within the next twelve months by a range of zero to $8.8 million. Substantially all of this range relates to tax positions taken in the U.S. and in Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in 2008 and 2007, respectively, totaled $2.6 million and $1.8 million. We did not record any penalties associated with uncertain tax positions during 2008 or 2007.

10.	STOCK-BASED COMPENSATION

On April 25, 2005, shareholders approved the P. H. Glatfelter 2005 Long Term Incentive Plan (“2005 Plan”) to authorize, among other things, the issuance of up to 1,500,000 shares of Glatfelter common stock to eligible participants. The 2005 Plan provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2008, 380,917 shares of common stock were available for future issuance under the 2005 Plan.

During 2008, 2007 and 2006, we recognized non-cash stock-based compensation expense totaling $4.4 million, $3.8 million and $2.3 million, respectively. Since the approval of the 2005 Plan, we have issued to eligible participants restricted stock units and stock only stock appreciation rights.

Restricted Stock Units (“RSU”)  Awards of RSU are made under our 2005 Plan. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the past three years:

Units	2008	2007	2006
Beginning balance	505,173	411,154	290,662
Granted	137,649	127,423	145,398
Forfeited	(25,214)	(33,404)	(24,906)
Restriction lapsed/shares delivered	(130,620)	–	–

Ending balance	486,988	505,173	411,154

Dollars in thousands
Compensation expense	$1,772	$1,768	$1,107

The weighted average grant fair value per unit for awards in 2008, 2007 and 2006 was $14.82, $15.32

GLATFELTER

and $16.10, respectively. As of December 31, 2008, unrecognized compensation expense for outstanding RSUs totaled $2.6 million. The weighted average remaining period over which the expense will be recognized is 3.3 years.

Non-Qualified Stock Options and Stock Only Stock Appreciation Rights (SOSARs)  The following tables summarize the activity with respect to non-qualified stock options and SOSARS:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Non-Qualified Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	700,270	$13.81	906,210	$14.06	1,553,209	$14.06

Granted	–	–	–		–	–

Exercised	(64,400)	12.64	(105,190)	13.78	(560,239)	13.38

Canceled	(98,170)	13.08	(100,750)	17.07	(86,760)	17.27

Outstanding at end of year	537,700	14.08	700,270	13.81	906,210	14.17

Exercisable at end of year	537,700	$14.08	700,270	$13.81	906,210	$14.17

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Non-Qualified Options	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$10.78 to $11.36	39,000	4.9	$11.22	39,000	$11.22

12.95 to 14.44	295,000	2.6	13.38	295,000	13.38

15.47 to 15.47	186,200	3.0	15.47	186,200	15.47

17.54 to 17.54	17,500	3.3	17.54	17,500	17.54

	537,700	2.9		537,700

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

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs, which vest ratably over a three year period.

	2008		2007
		Wtd Avg		Wtd Avg
		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price
Outstanding at Jan. 1,	484,800	$15.30	–	–
Granted	284,240	13.49	493,100	$15.31
Exercised	–	–	–	–
Canceled	(50,230)	14.63	(8,300)	15.94

Outstanding at Dec. 31,	718,810	$14.63	484,800	$15.30
Exercisable at Dec. 31,	150,967	15.30	–	–
Vested and expected to vest	690,418		460,560
Weighted average granted date fair value per share		$3.77		$4.63
Aggregate grant date fair value (in thousands)		$1,002		$2,079
Black-Scholes Assumptions Dividend yield		2.67%		2.35%
Risk free rate of return		3.71		4.27
Volatility		32.09		31.87
Expected life		6 yrs		6 yrs

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We hav e both funded and, with respect to our international operations, unfunded noncontributory defined-benefit pension plans covering substantially all of our employees. The benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. U.S. Plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. We use a December 31-measurement date for all of our defined benefit plans.

We also provide certain health care benefits to eligible retired employees. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to certain retirees over age 65 to help defray the costs of Medicare. The plan is partially funded and claims are paid as reported.

GLATFELTER

	Pension Benefits		Other Benefits
In millions	2008	2007	2008	2007
Change in Benefit Obligation
Balance at beginning of year	$373.3	$378.7	$55.3	$57.9
Service cost	8.3	9.6	2.1	2.0
Interest cost	23.1	21.8	3.2	3.0
Plan amendments	6.5	(6.4)	–	(1.2)
Actuarial (gain)/loss	2.6	(7.1)	2.5	(1.7)
Participant contributions	–	–	0.9	0.8
Benefits paid	(27.5)	(23.3)	(5.4)	(5.5)

Balance at end of year	$386.3	$373.3	$58.6	$55.3

Change in Plan Assets
Fair value of plan assets at beginning of year	$603.6	$579.0	$9.9	$10.5
Actual return on plan assets	(177.7)	45.6	(2.9)	0.8
Employer contributions	2.2	2.3	3.2	3.3
Participant contributions	–	–	0.9	0.8
Benefits paid	(27.5)	(23.3)	(5.4)	(5.5)

Fair value of plan assets at end of year	400.6	603.6	5.7	9.9

Funded status at end of year	$14.3	$230.3	$(52.9)	$(45.4)

The net prepaid pension cost for qualified pension plans is primarily included in “Other assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2008 and 2007.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2008	2007	2008	2007
Other long-term assets	$44.5	$259.4	$–	$–
Other long-term liabilities	(30.2)	(29.1)	(52.9)	(45.4)

Net amount recognized	$14.3	$230.3	$(52.9)	$(45.4)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2008	2007	2008	2007
Prior service cost/(credit)	$16.5	$12.4	$(6.5)	$(7.8)
Net actuarial loss	259.9	29.7	23.4	18.3

The accumulated benefit obligation for all defined benefit pension plans was $367.3 million and $355.5 million at December 31, 2008 and 2007, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Discount rate – benefit obligation	6.25%	6.25%	6.25%	6.25%
Future compensation growth rate	4.0	4.0	4.0	4.0

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2008	2007
Projected benefit obligation	$30.2	$29.3
Accumulated benefit obligation	27.2	27.8
Fair value of plan assets	–	–

Net periodic benefit (income) cost includes the following components:

	Year Ended December 31
In millions	2008	2007	2006
Pension Benefits
Service cost	$8.3	$9.6	$6.0
Interest cost	23.1	21.8	20.1
Expected return on plan assets	(50.1)	(47.5)	(44.9)
Amortization of prior service cost	2.3	2.4	1.8
Amortization of actuarial loss	0.3	0.8	–

Net periodic benefit income	(16.1)	(12.9)	(17.0)
Special termination benefits	–	–	4.4

Total net periodic benefit income	$(16.1)	$(12.9)	$(12.6)

Other Benefits
Service cost	$2.1	$2.0	$1.7
Interest cost	3.2	3.0	3.0
Expected return on plan assets	(0.8)	(0.9)	–
Amortization of prior service cost	(1.3)	(1.0)	(0.7)
Amortization of actuarial loss	1.3	1.0	1.3

Net periodic benefit cost	4.5	4.1	5.3
Special termination benefits	–	–	3.3

Total net periodic benefit cost	$4.5	$4.1	$8.6

The estimated net loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $12.5 million and $2.1 million, respectively.

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
In millions	2008	2007	2006
Pension Benefits
Discount rate – benefit expense	6.25%	5.75%	5.5%
Future compensation growth rate	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.5	8.5	8.5

Other Benefits
Discount rate – benefit expense	6.25%	5.75%	5.5%
Expected long-term rate of return on plan assets	8.5	8.5	–

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2008	2007
Health care cost trend rate assumed for next year	8.75%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	5.0
Year that the rate reaches the ultimate rate	2021	2015

Assumed health care cost trend rates have a significant effect on the amounts reported for health care

GLATFELTER

plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	Increase	decrease
Effect on:
Post-retirement benefit obligation	$3.8	$3.5
Total of service and interest cost components	0.4	0.4

Plan Assets Glatfelter’s pension plan weighted-average allocations at December 31, 2008 and 2007, by asset category, are as follows:

	2008	2007
Asset Category
Equity securities	63%	72%
Cash and fixed income	37	28

Total	100%	100%

Our objective is to achieve an above-market rate of return on our pension plan assets. Based upon this objective, along with the timing of benefit payments and the risks associated with various asset classes available for investment, we have established the following asset allocation guidelines:

	Minimum	Target	Maximum
Equity	60%	70%	80%
Fixed Income & Other	20	30	40

Real estate can be between 0% and 5% of the target equity allocation. Glatfelter stock can also be between 0% and 5% of the target equity allocation, although there were no holdings of Glatfelter stock as of December 31, 2008 or 2007. Our investment policy prohibits the investment in certain securities without the approval of the Finance Committee of the Board of Directors. Regarding Fixed Income securities, the weighted-average credit quality will be at least “AA” with a “BBB” minimum credit quality for each issue.

Cash Flow  We do not expect to make contributions to our qualified pension plans in 2009. Contributions expected to be made in 2009 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$1,618
Other benefit plans	4,091

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits

2009	$29,462	$5,712
2010	28,768	5,653
2011	29,097	5,657
2012	29,346	5,406
2013	30,054	5,006
2014 through 2018	169,745	23,098

Defined Contribution Plans  We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $0.9 million, $1.5 million and $1.2 million in 2008, 2007 and 2006, respectively.

12.	INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2008	2007

Raw materials	$49,083	$41,119

In-process and finished	97,390	102,219

Supplies	46,881	49,704

Total	$193,354	$193,042

If we had valued all inventories using the average-cost method, inventories would have been $16.9 million and $12.9 million higher than reported at December 31, 2008 and 2007, respectively. During 2008 and 2007, we liquidated certain LIFO inventories, the effect of which did not have a significant impact on results of operations.

13.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2008	2007

Land and buildings	$131,258	$136,875

Machinery and equipment	964,502	960,133

Other	90,535	90,448

Accumulated depreciation	(722,630)	(680,804)

	463,665	506,652

Construction in progress	17,141	11,607

Asset retirement – Lagoons	11,085	–

Timberlands, less depletion	1,673	1,607

Total	$493,564	$519,866

14.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets which are recorded in the caption “Other long-term assets” in the accompanying Consolidated Balance Sheets:

	December 31
In thousands	2008	2007

Goodwill – Composite Fibers	$16,513	$18,520

Specialty Papers

Customer relationships	$6,155	$6,155

Composite Fibers

Technology and related	3,931	5,409

Customer relationships	291	401

Total intangibles	10,377	11,965

Accumulated amortization	(2,534)	(1,032)

Net intangibles	$7,843	$10,933

GLATFELTER

In thousands	2008	2007

Aggregate amortization expense:

2008	$999	$1,032

Estimated amortization expense:

2009	$999

2010	999

2011	999

2012	999

2013	999

In connection with the acquisition of MPL, we recorded $2.2 million of goodwill. The remaining weighted average useful life of intangible assets was 9 years at December 31, 2008.

15.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2008	2007

Pension	$44,460	$259,445

Installment notes receivable	81,033	81,033

Goodwill and intangibles	24,356	29,453

Other	22,077	23,858

Total	$171,926	$393,789

16.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2008	2007

Accrued payroll and benefits	$39,672	$37,210

Other accrued compensation and retirement benefits	6,560	5,963

Income taxes payable	6,163	10,195

Accrued rebates	16,205	19,707

Other accrued expenses	32,304	28,041

Total	$100,904	$101,116

17.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2008	2007

Revolving credit facility, due April 2011	$6,724	$35,049

Term Loan, due April 2011	30,000	43,000

7 1/8% Notes, due May 2016	200,000	200,000

Term Loan, due January 2013	36,695	–

Note payable due March 2013	34,000	34,000

Total long-term debt	307,419	312,049

Less current portion	(13,759)	(11,008)

Long-term debt, excluding current portion	$293,660	$301,041

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

In addition, on April 3, 2006, pursuant to the credit agreement, we received a term loan in the principal amount of $100 million. Quarterly repayments of principal outstanding under the term loan began on March 31, 2007 with the final principal payment due on April 2, 2011. In addition, if certain prepayment events occur, such as a sale of assets, the incurrence of additional indebtedness in excess of $30.0 million in the aggregate, or issuance of additional equity; we must repay a specified portion of the term loan within five days of the prepayment event.

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

The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which we were not aware of any at December 31, 2008, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On April 28, 2006 we completed an offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016. Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. The proceeds were primarily used to redeem $150.0 million aggregate principal amount of our then outstanding 6 7/8% notes due July 2007, plus the

GLATFELTER

payment of applicable redemption premium and accrued interest.

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

In November 2007, we sold timberlands and as consideration received a $43.2 million, 20-year interest bearing note receivable from the timberland buyer (the “Glawson Note”). In January 2008, we monetized the Glawson Note. In this transaction, we entered into a new $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan matures in five years, bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum. This is secured by, among other assets, the Glawson Note, together with letter of credit issued in our favor backing the collectability of the Glawson Note.

On March 21, 2003, we sold timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer. We pledged this note as collateral under a $34.0 million promissory note payable to SunTrust Financial (the “Note Payable”). The Note Payable, as amended, bears a fixed rate of interest of 3.10% and matures in March 2013.

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2009	$13,759
2010	13,759
2011	9,206
2012	–
2013	70,695
Thereafter	200,000

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

At December 31, 2008 and 2007, we had $12.1 million and $14.1 million, respectively, of letters of credit issued to us by a financial institution. Such letters of c redit reduce amounts available under our revolving credit facility. The letters of credit provide financial assurances for i) commitments made related to the Fox River environmental matter, ii) for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program, and iii) assurance related to the purchase of certain utilities for our manufacturing facilities. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. As of December 31, 2008, no amounts were outstanding under the letters of credit. In January 2009, a $6.5 million letter of credit included in the amount above was cancelled in connection with the cash funding to the Fox River OU1 escrow account for the same amount.

18.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to occur over the next eight years, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being depreciated on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during 2008:

In thousands	Liability

Original estimate	$11,487
Accretion	229
Payments	(110)

Balance at December 31, 2008	$11,606

Of the total liability set forth above, $1.6 million is recorded in the accompanying consolidated balance sheet under the caption “Other current liabilities” and $10.0 million is recorded under the caption “Other long-term liabilities.”

19.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2008	2007	2006

Shares outstanding at beginning of year	45,143	44,821	44,132
Treasury shares issued for:
Restricted stock performance awards	94	–	14
401(k) plan	119	206	108
Director compensation	14	11	7
Employee stock options exercised	64	105	560

Shares outstanding at end of year	45,434	45,143	44,821

GLATFELTER

20.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments  The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other

2009	$6,544	$130,361
2010	3,080	30,151
2011	1,876	18,101
2012	1,194	–
2013	834	–
Thereafter	7,952

Other contractual obligations primarily represent minimum purchase commitments under energy and pulp wood supply contracts and other purchase obligations.

At December 31, 2008, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $21.5 million and $178.6 million, respectively.

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

GLATFELTER

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

Past Costs Demand.  By letter dated January 15, 2009, EPA demanded that we and six other parties reimburse EPA for approximately $17.6 million in costs that EPA claims it incurred as necessary costs of response not subject to any other agreement in this matter. The supporting documentation provided by EPA has not yet allowed us fully to evaluate this demand, and, accordingly we are unable to reasonably estimate our potential liability.

Work Under Agreements, Orders, and Decrees.  As we mention above, our exposure to liability depends on the amount of work done, costs incurred, and damages paid both by us and by others. The procedural context of the work done, costs incurred, and damages paid also matter.

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

Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree (“OU1 Consent Decree”) in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1, dividing costs evenly in addition to a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States contributed from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, obligating NCR and Appleton Papers to contribute to certain NRD projects. In June 2008, the parties entered into an amendment to the OU1 Consent Decree (“Amended OU1 Consent Decree”). The amendment allows for implementation of the amended remedy for OU1. It also commits us and WTM I to implement that remedy without a cost limitation on that commitment. The court entered the Amended OU1 Consent Decree in August 2008.

Further, in November 2007, EPA issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc., CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, us, U.S. Paper Mills Corp., and WTM I Company directing those respondents to implement the amended remedy in OU2-5. Shortly following issuance of the UAO, Appleton Papers Inc. and NCR Corp. commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA. However, in February 2009, the EPA sent a demand to each of the respondents on the UAO other than WTM I demanding payment of the government’s oversight costs under the UAO for the period from November 2007 through August 2008. In February 2009, we notified the EPA that we believed that its demand could prove distracting to litigation commenced by Appleton Papers and NCR against the other UAO respondents. In order to remove this distraction, and in the spirit of cooperation, we would satisfy the EPA’s demand, an amount which was insignificant, in full. We have paid this amount.

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

GLATFELTER

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

NCR and Appleton Papers Inc. have commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16, seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or Appleton Papers. They have to date joined a number of defendants, dismissed some of those, filed a parallel action, and consolidated the two cases. At present, the case involves allocation claims among the two plaintiffs and 28 defendants: us, George A. Whiting Paper Co., Menasha Corporation, Green Bay Packaging Inc., International Paper Company, Leicht Transfer & Storage Company, Neenah Foundry Company, Newpage Wisconsin System Inc., The Procter & Gamble Paper Products Company, Wisconsin Public Service Corp., the Cities of Appleton, De Pere, and Green Bay, Brown County, Green Bay Metropolitan Sewerage District, Heart of the Valley Metropolitan Sewerage District, Neenah-Menasha Sewerage Commission, WTM I Company, U.S. Paper Mills Corporation, Georgia-Pacific Consumer Products LP, Georgia-Pacific LLC, Fort James Operating Company, CBC Coating Company, Inc., Fort James Corporation, Kimberly-Clark Corporation, LaFarge North America Inc., Union Pacific Railroad Company, and the United States Army Corps of Engineers. As the result of certain third-party claims, federal agencies other than the Corps of Engineers are also involved in this allocation. That litigation may be expected to result in an allocation of responsibility, at least as among these parties.

Eleven of the defendants have represented to the court that they have reached an agreement in principle with the United States to resolve their liability for this site. This group includes George A. Whiting Paper Co.; Green Bay Metropolitan Sewerage District; Green Bay Packaging, Inc.; Heart of the Valley Metropolitan Sewerage District; International Paper Co.; LaFarge North America Inc.; Leicht Transfer and Storage Co.; Neenah Foundry Co.; Procter & Gamble Paper Products Co.; Union Pacific Railroad Co.; and Wisconsin Public Service Corp. We understand that this settlement will be on a de minimis basis, but no consent decree has yet been lodged with the court. A settlement would remove these parties from the litigation.

The court has entered a case management order segmenting this litigation for discovery and trial. The first phase of the proceeding, addressing a single set of issues, is currently scheduled for trial beginning in December 2009. Resolution of that issue could adjudicate the entire case or it may resolve issues sufficiently that the parties can then settle the remaining disputes. However, there can be no assurance that this trial will result, directly or indirectly, in a judgment or settlement disposing of all claims among the parties.

We contend that we are not jointly and severally liable for costs or damages arising from the presence of PCBs downstream of OU1. In addition, we contend that NCR or other sources of NCR®-brand carbonless copy paper that our Neenah Mill recycled bear most of the responsibility for costs and damages arising from the presence of PCBs in OU1. Other parties disagree.

To date we have spent or have committed to spend nearly $50 million implementing the remedy in OU1, and under the various agreements, orders, and decrees under which we and others have performed work, incurred costs, or paid damages in connection with the Site.

Reserves for the Fox River Site.  As of December 31, 2008, our total reserve for our claimed liability at the Fox River, including our remediation obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or

GLATFELTER

asserted and unasserted claims against us relating to PCB contamination at the Site totaled $20.9 million which includes additional amounts that were reserved in the first and third quarter of 2007 which, in aggregate, increased our reserve by $26.0 million. Of our total reserve for the Fox River, $4.3 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $16.6 million is recorded under the caption “Other long term liabilities.”

Under the OU1 Consent Decree which was signed in 2004, we contributed $27.0 million to past and future costs and NRDs. We later contributed $6.0 million under an agreed supplement to the OU1 Consent Decree and have since contributed an additional $9.5 million under the Amended Consent Decree. This amount includes $3.0 million contributed in July 2008 and $6.5 million in January 2009. WTM I has contributed parallel amounts. These funds are placed into an escrow account from which we and WTM I pay for work on the project. As required by the Amended Consent Decree, in a quarterly report submitted to EPA in November 2008, we and WTM I concluded that the amounts in the escrow account would be sufficient to pay for the estimated cost of the work at OU1, including operation, maintenance, and other post-construction expenses. However, there can be no assurance that these amounts will in fact suffice. WTM I has filed a bankruptcy petition in the Bankruptcy Court in Richmond. There can be no assurance should additional amounts be required to complete the project that WTM I will be able to fulfill its obligation to pay half the additional cost.

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

Other than with respect to the Amended OU1 Consent Decree, the amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liabilities cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the response actions that may ultimately be required, the availability of remediation equipment, and landfill space, and the number and financial resources of any other PRPs.

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

GLATFELTER

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

While the Amended OU1 Consent Decree provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it does not resolve our exposure at the Site. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes strict joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site. In addition, as mentioned previously, EPA has issued a UAO to us and others calling for further work in OU2-5, and Appleton Papers and NCR have commenced the Whiting Litigation that may become more complicated and involve additional parties. We cannot predict the outcome of the Whiting Litigation or any other litigation or regulatory actions related to this matter.

Range of Reasonably Possible Outcomes  Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with the United States and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of the current RODs and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our costs associated with the Fox River matter may exceed our cost estimates and the aggregate amounts accrued for the Fox River matter by amounts that are insignificant or that could range up to $265 million over a period that is currently undeterminable but that could range beyond 15 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote.

Based on currently available information, we believe that the remaining work to complete the remediation of OU1 can be completed with the amounts in the OU1 Escrow Account. Our assessment assumes that: 1) we and WTM I successfully negotiate acceptable contracts covering the work provided for in the amended OU1 ROD; and 2) the remedial measures provided in the amended OU1 ROD are successfully implemented. However, if we are unsuccessful in managing our costs to implement the amended OU1 ROD, additional charges may be necessary and such amounts could be material.

Summary  Our current assessment is that we will be able to manage these environmental matters without a long-term, material adverse impact on the Company. These matters could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. With regard to the Fox River site, if we are not successful in managing the completion of the remaining remedial work at OU1 and/or should the United States seek to enforce the UAO for OU2-5 against us which requires us either to perform directly or to contribute significant amounts towards the performance of that work, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

Ecusta Environmental Matters  Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and other parties regarding, among other environmental issues, certain landfill closure liabilities associated with our former Ecusta mill and its properties (the “Ecusta Property”). The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta Property and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, in 2003 we established reserves totaling approximately $7.6 million representing estimated landfill closure costs. We have completed the closure of two landfills and are in the process of closing the third; in addition, we have accepted responsibility for decommissioning a fourth

GLATFELTER

landfill (collectively, the “Landfill Closure and Post-Closure Obligations”).

In September 2005, we established an additional $2.7 million reserve for potential environmental liabilities associated with the Ecusta Property relating to: (i) mercury releases from the Electro-Chemical Building; (ii) contamination in and operation of the aeration and stabilization basin (the “ASB”), which is part of the Ecusta Property’s wastewater treatment system; (iii) a previously closed ash landfill (“Brown #1 Landfill”); and (iv) contamination in the vicinity of a former caustic building.

On January 25, 2008, we entered into a series of agreements (the “DRV Transaction”) pursuant to which we transferred potential liabilities for certain environmental matters at the Ecusta Property to Davidson River Village, LLC (“DRV”), which contemporaneously purchased the facility. As part of the DRV Transaction, DRV assumed, and indemnified us for, liability arising from environmental matters and conditions at the Ecusta Property with certain enumerated exceptions, including the Landfill Closure and Post-Closure Obligations and investigation and remediation (if necessary) of any pollutants that may have migrated from the Ecusta Property to the Davidson and French Broad Rivers (the “River Areas”), which liabilities were retained by us.

DRV’s assumption of liability and indemnification of us was secured in a number of ways: (i) an escrow account was established in the amount of $4.4 million, of which we contributed $2.2 million, to pay for the estimated cost of the assessment and remediation of on-site mercury contamination at the Ecusta Property; (ii) DRV caused two irrevocable letters of credit totaling $7.0 million issued by Bank of America in our favor; and (iii) DRV purchased an insurance policy that provides insurance coverage in the event mercury remediation costs exceed $11.4 million in addition to $25 million of potential third party liability. Thus, in consideration of the amount we contributed to the escrow account and bearing a share of the cost of the insurance policies, our potential liability for future claims with respect to the previously disclosed environmental matters has been transferred to DRV. Our reserve associated with this matter was adequate to cover the amounts contributed towards resolution of these matters. As of December 31, 2008, approximately $2.1 million of amounts held in escrow related to the DRV Transaction are recorded in the accompanying balance sheet under the caption “Prepaid expenses and other current assets” and a corresponding reserve for potential liabilities in the same amount is recorded under the caption “Other current liabilities.” Notwithstanding our contractual and legal agreements pursuant to the DRV transaction, we remain contingently liable in the unlikely event DRV fails to perform and the letters of credit and the insurance policy are insufficient to satisfy the remediation required by EPA.

With respect to the River Areas, we entered into two agreements with the U.S. Environmental Protection Agency (“EPA”) and/or NCDENR. Specifically, we completed risk assessments of the River Areas to determine the nature and extent of contamination and threat to the public health, welfare or the environment caused by any hazardous substances released from the Ecusta Property to the River Areas and, if necessary, to identify and evaluate remedial alternatives to prevent, mitigate or remedy such a release. Based on the results of the risk assessment, we do not believe there is any indication of levels of contamination that would warrant any remediation activities be performed in the River Areas. We are in the process of finalizing a report to the EPA.

GLATFELTER

21.	SEGMENT AND GEOGRAPHIC INFORMATION

The following table sets forth profitability and other information by business unit for the year ended December 31:

	Specialty Papers			Composite Fibers			Other and Unallocated			Total

In thousands	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net sales	$833,899	$802,293	$693,660	$429,952	$346,030	$292,751	$(1)	$–	$–	$1,263,850	$1,148,323	$986,411
Energy sales, net	9,364	9,445	10,726	–	–	–	–	–	–	9,364	9,445	10,726

Total revenue	843,263	811,738	704,386	429,952	346,030	292,751	$(1)	–	–	1,273,214	1,157,768	997,137
Cost of products sold	739,481	721,216	635,143	366,791	287,606	246,797	(10,840)	(7,366)	9,903	1,095,432	1,001,456	891,843

Gross profit (loss)	103,782	90,522	69,243	63,161	58,424	45,954	10,839	7,366	(9,903)	177,782	156,312	105,294
SG&A	54,596	56,561	50,285	38,206	32,541	28,458	5,095	27,042	13,738	97,897	116,144	92,481
Restructuring charges	–	–	–	–	–	–	(856)	35	30,318	(856)	35	30,318
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(18,468)	(78,685)	(17,394)	(18,468)	(78,685)	(17,394)
Gain on insurance recoveries	–	–	–	–	–	–	–	–	(205)	–	–	(205)

Total operating income (loss)	49,186	33,961	18,958	24,955	25,883	17,496	25,068	58,974	(36,360)	99,209	118,818	94
Nonoperating income (expense)	–	–	–	–	–	–	(18,183)	(24,884)	(22,322)	(18,183)	(24,884)	(22,322)

Income (loss) before income taxes	$49,186	$33,961	$18,958	$24,955	$25,883	$17,496	$6,885	$34,090	$(58,682)	$81,026	$93,934	$(22,228)

Supplemental Data
Plant, equipment and timberlands, net	$284,689	$287,107	$315,556	$208,875	$232,759	$213,311	$–	$–	$–	$493,564	$519,866	$528,867
Capital expenditures	20,878	17,395	36,484	31,591	11,565	7,976	–	–	–	52,469	28,960	44,460
Depreciation, depletion and amortization	35,010	34,882	32,824	25,601	21,119	17,197	–	–	–	60,611	56,001	50,021

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

Management evaluates results of operations of the business units before non-cash net pension income, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, effects of asset dispositions and insurance recoveries because it believes this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Carbonless and forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card and other niche specialty applications.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2008	2007	2006

Carbonless & forms	$338,067	$345,785	$266,647
Book publishing	201,040	185,343	166,605
Envelope & converting	138,293	116,797	103,042
Engineered products	149,372	136,785	137,007
Other	7,127	17,583	20,359

Total	$833,899	$802,293	$693,660

GLATFELTER

Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher-value-added products in the following markets:

•	Food & Beverage paper used for tea bags and coffee pods/pads and filters;

•	Composite Laminates papers used in production of decorative laminates for furniture and flooring;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer products applications; and

•	Technical Specialties is a diverse line of paper products used in batteries, medical masks and other highly engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2008	2007	2006

Food & beverage	$252,545	$218,961	$180,258
Metallized	85,719	45,426	40,078
Composite laminates	58,705	52,972	50,734
Technical specialties and other	32,983	28,671	21,681

Total	$429,952	$346,030	$292,751

We sell a significant portion of our specialty papers through wholesale paper merchants. No individual customer accounted for more than 10% of our consolidated net sales in 2008, 2007 or 2006.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2008		2007		2006

		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$869,325	$284,689	$832,724	$287,107	$719,720	$315,556

Germany	216,011	131,304	190,796	133,505	173,267	128,290

United Kingdom	134,212	53,054	87,054	74,000	60,115	63,061

Other	44,302	24,517	37,749	25,254	33,309	21,960

Total	$1,263,850	$493,564	$1,148,323	$519,866	$986,411	$528,867

GLATFELTER

22.	GUARANTOR FINANCIAL STATEMENTS

Our 7 1/8% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.

The following presents our consolidating statements of income and cash flow for the years ended December 31, 2008, 2007 and 2006 and our consolidating balance sheets as of December 31, 2008 and 2007. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the
year ended December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$833,900	$45,640	$429,950	$(45,640)	$1,263,850
Energy sales – net	9,364	–	–	–	9,364

Total revenues	843,264	45,640	429,950	(45,640)	1,273,214
Costs of products sold	729,425	44,448	367,005	(45,446)	1,095,432

Gross profit	113,839	1,192	62,945	(194)	177,782
Selling, general and administrative expenses	56,425	1,910	39,562	–	97,897
Reversal of shutdown and restructuring charges	(856)	–	–	–	(856)
Gains on dispositions of plant, equipment and timberlands, net	183	(18,651)	–	–	(18,468)

Operating income (loss)	58,087	17,933	23,383	(194)	99,209
Non-operating income (expense)
Interest expense	(19,940)	(14)	(3,206)	–	(23,160)
Other income (expense) – net	36,376	11,130	(4,383)	(38,146)	4,977

Total other income (expense)	16,436	11,116	(7,589)	(38,146)	(18,183)

Income (loss) before income taxes	74,523	29,049	15,794	(38,340)	81,026
Income tax provision (benefit)	16,635	11,486	4,211	(9,194)	23,138

Net income (loss)	$57,888	$17,563	$11,583	$(29,146)	$57,888

Condensed Consolidating Statement of Income for the
year ended December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$802,293	$42,801	$346,030	$(42,801)	$1,148,323
Energy sales – net	9,445	–	–	–	9,445

Total revenues	811,738	42,801	346,030	(42,801)	1,157,768
Costs of products sold	716,015	40,181	287,931	(42,671)	1,001,456

Gross profit	95,723	2,620	58,099	(130)	156,312
Selling, general and administrative expenses	80,112	1,845	34,187	–	116,144
(Reversal of) Shutdown and restructuring charges	201	–	(166)	–	35
Gains on dispositions of plant, equipment and timberlands, net	76	(78,761)	–	–	(78,685)

Operating income	15,334	79,536	24,078	(130)	118,818
Non-operating income (expense)
Interest expense	(26,980)	(3)	(2,039)	–	(29,022)
Other income (expense) – net	75,806	15,910	(5,939)	(81,639)	4,138

Total other income (expense)	48,826	15,907	(7,978)	(81,639)	(24,884)

Income (loss) before income taxes	64,160	95,443	16,100	(81,769)	93,934
Income tax provision (benefit)	688	35,992	555	(6,773)	30,462

Net income (loss)	$63,472	$59,451	$15,545	$(74,996)	$63,472

GLATFELTER

Condensed Consolidating Statement of Income for the
year ended December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$693,661	$36,432	$292,750	$(36,432)	$986,411
Energy sales – net	10,726	–	–	–	10,726

Total revenues	704,387	36,432	292,750	(36,432)	997,137
Costs of products sold	647,877	33,340	247,041	(36,415)	891,843

Gross profit	56,510	3,092	45,709	(17)	105,294
Selling, general and administrative expenses	60,119	2,501	29,861	–	92,481
Shutdown and restructuring charges	29,073	–	1,245	–	30,318
Gains on dispositions of plant, equipment and timberlands, net	(1,761)	(15,960)	327	–	(17,394)
Gains from insurance recoveries	(205)	–	–	–	(205)

Operating income	(30,716)	16,551	14,276	(17)	94
Non-operating income (expense)
Interest expense	(20,942)	(463)	(3,048)	–	(24,453)
Other income (expense) – net	22,643	14,767	(5,477)	(29,802)	2,131

Total other income (expense)	1,701	14,304	(8,525)	(29,802)	(22,322)

Income (loss) before income taxes	(29,015)	30,855	5,751	(29,819)	(22,228)
Income tax provision (benefit)	(16,779)	11,062	1,908	(6,183)	(9,992)

Net income (loss)	$(12,236)	$19,793	$3,843	$(23,636)	$(12,236)

Condensed Consolidating Balance Sheet as of December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$8,860	$756	$22,618	$–	$32,234
Other current assets	266,899	256,834	88,288	(252,436)	359,585
Plant, equipment and timberlands – net	277,215	7,470	208,879	–	493,564
Other assets	510,144	175,927	(29,767)	(484,378)	171,926

Total assets	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities	$336,182	$17,072	$85,668	$(248,820)	$190,102
Long-term debt	222,965	–	70,695	–	293,660
Deferred income taxes	53,976	24,615	26,272	(14,705)	90,158
Other long-term liabilities	107,288	13,838	8,941	10,615	140,682

Total liabilities	720,411	55,525	191,576	(252,910)	714,602
Shareholders’ equity	342,707	385,462	98,442	(483,904)	342,707

Total liabilities and shareholders’ equity	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

GLATFELTER

Condensed Consolidating Balance Sheet as of December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$6,693	$162	$22,978	$–	$29,833
Other current assets	257,804	277,958	37,008	(229,191)	343,579
Plant, equipment and timberlands – net	279,511	7,591	232,764	–	519,866
Other assets	749,913	212,513	(78,513)	(490,124)	393,789

Total assets	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

Liabilities and Shareholders’ Equity
Current liabilities	$319,516	$39,285	$64,423	$(225,668)	$197,556
Long-term debt	267,041	–	34,000	–	301,041
Deferred income taxes	138,615	33,557	32,236	(15,252)	189,156
Other long-term liabilities	92,681	14,310	8,489	7,766	123,246

Total liabilities	817,853	87,152	139,148	(233,154)	810,999
Shareholders’ equity	476,068	411,072	75,089	(486,161)	476,068

Total liabilities and shareholders’ equity	$1,293,921	$498,224	$214,237	$(719,315)	$1,287,067

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$15,641	$26,929	$34,455	$(23,600)	$53,425
Investing activities
Purchase of plant, equipment and timberlands	(19,998)	(880)	(31,591)	–	(52,469)
Proceeds from disposal plant, equipment and timberlands	19,279	–	–	–	19,279
Repayments from (advances of) intercompany loans, net	4,593	(19,678)	(17,502)	32,587	–
Return (contributions) of intercompany capital, net	–	24,997	–	(24,997)	–

Total investing activities	(719)	(880)	(31,591)	–	(33,190)
Financing activities
Net (repayments of) proceeds from indebtedness	(39,196)	–	41,621	–	2,425
Payment of dividends to shareholders	(16,469)	–	–	–	(16,469)
(Repayments) borrowings of intercompany loans, net	39,280	(7,174)	481	(32,587)	–
Return of intercompany capital, net	–	–	(24,997)	24,997
Payment of intercompany dividends	–	(23,600)	–	23,600
Proceeds from stock options exercised and other	1,165	–	–	–	1,165

Total financing activities	(15,220)	(30,774)	17,105	16,010	(12,879)
Effect of exchange rate on cash	(2,128)	–	(2,827)	–	(4,955)

Net increase (decrease) in cash	2,167	594	(360)	–	2,401
Cash at the beginning of period	6,693	162	22,978		29,833

Cash at the end of period	$8,860	$756	$22,618	$–	$32,234

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$92,366	$(40,334)	$48,300	$–	$100,332
Investing activities
Purchase of plant, equipment and timberlands	(16,334)	(1,091)	(11,535)	–	(28,960)
Proceeds from disposal plant, equipment and timberlands	199	41,041	376	–	41,616
Acquisitions, net of cash acquired	–	–	(7,923)	–	(7,923)

Total investing activities	(16,135)	39,950	(19,082)	–	4,733
Financing activities
Net (repayments of) proceeds from indebtedness	(71,570)	–	(19,002)	–	(90,572)
Payment of dividends	(16,350)	–	–	–	(16,350)
Proceeds from stock options exercised and other	7,551	–	–	–	7,551

Total financing activities	(80,369)	–	(19,002)	–	(99,371)
Effect of exchange rate on cash	604	–	1,550	–	2,154

Net increase (decrease) in cash	(3,534)	(384)	11,766	–	7,848
Cash at the beginning of period	10,227	546	11,212	–	21,985

Cash at the end of period	$6,693	$162	$22,978	$–	$29,833

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2006

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(75,468)	$23,795	$13,860	$9,386	$(28,427)
Investing activities
Purchase of plant, equipment and timberlands	(35,527)	(957)	(7,976)	–	(44,460)
Proceeds from disposal plant, equipment and timberlands	4,632	16,436	3	–	21,071
Acquisitions	(89,217)	(69,225)	0	–	(158,442)

Total investing activities	(120,112)	(53,746)	(7,973)	–	(181,831)
Financing activities			–
Net (repayments of) proceeds from indebtedness	199,016	–	(8,476)	(9,419)	181,121
Payment of dividends	(16,023)		–	–	(16,023)
Proceeds from stock options exercised and other	8,290	–	–	–	8,290

Total financing activities	191,283	–	(8,476)	(9,419)	173,388
Effect of exchange rate on cash	–	2	1,411	0	1,413

Net increase (decrease) in cash	(4,297)	(29,949)	(1,178)	(33)	(35,457)
Cash at the beginning of period	14,524	30,495	12,390	33	57,442

Cash at the end of period	$10,227	$546	$11,212	$–	$21,985

GLATFELTER

23.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share

							Diluted
							Earnings (loss)
	Net sales		Gross Profit		Net Income (loss)		Per Share

	2008	2007	2008	2007	2008	2007	2008	2007

First	$305,499	$280,989	$44,258	$36,709	$19,675	$3,253	$0.43	$0.07
Second	320,224	288,091	32,398	28,800	3,156	1,998	0.07	0.04
Third	339,822	291,859	57,172	46,880	21,662	7,812	0.47	0.17
Fourth	298,305	287,384	43,954	43,923	13,395	50,409	0.29	1.12

The information set forth above includes the following, on an after-tax basis:

					Reversal of (charges for)
	Gains on Sales of Plant,				Shutdown and
	Equipment and Timberlands		Acquisition Integration Costs		Restructuring Costs		Environmental Reserve

In thousands	2008	2007	2008	2007	2008	2007	2008	2007

First	$8,662	$1,914	$(411)	$(406)	$–	$(147)	$–	$3,695
Second	–	3,486	(177)	(704)	532	–	–	–
Third	2,371	1,415	(240)	(322)	–	–	–	12,286
Fourth	(9)	37,237	(61)	(97)	10	(85)	–	–

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2008, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting.

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In the course of completing our evaluation of internal control over financial reporting we implemented certain changes and enhancements to our controls.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors  The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2009. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, the members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

ITEM 11	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2009.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2009.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2009.

GLATFELTER

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 25, 2009.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
		ii.	Consolidated Balance Sheets as of December 31, 2008 and 2007
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2008, 2007 and 2006
	2.		Financial Statement Schedules (Consolidated) are included in Part IV:
		i.	Schedule II – Valuation and Qualifying Accounts – For Each of the Three Years in the Period Ended December 31, 2008

(b)	Exhibit Index

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	Filing

2	(a)		Asset Purchase Agreement, dated February 21, 2006, among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company	2.1	February 21, 2006 Form 8-K
	(b)		Agreement for Sale of Assets (Lydney), dated March 8, 2006, by and among J R Crompton Limited, Nicholas James Dargan and Willian Kenneth Dawson, as administrators and Glatfelter-UK Limited and the Company	10	March 31, 2006 Form 10-Q
	(c)
Agreement, dated as of November 30, 2007, between Metallised Products Limited (“MPL”) and Glatfelter Lydney Limited, a wholly-owned indirect subsidiary of P. H. Glatfelter Company to acquire MPL, filed herewith. (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request)

3	(a)		Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR)	3(b)	2007 Form 10-K
	(b)		By-Laws as amended through February 18, 2009, filed herewith
4	(a)		Indenture, dated as of April 28, 2006, by and between the Company and SunTrust Bank, as trustee relating to 7 1/8 Notes due 2016	4.1	May 3, 2006 Form 8-K
	(b)		First Supplemental Indenture, dated as of September 22, 2006, among Glatfelter Holdings, LLC, Glatfelter Holdings II, LLC, the Existing Subsidiary Guarantors named therein and SunTrust Bank relating to 7 1/8 Notes due 2016	4.3	September 22, 2006 Form S-4/A
10	(a)		P. H. Glatfelter Company Management Incentive Plan, effective January 1, 1982, as amended and restated effective January 1, 1994**	10(a)	2000 Form 10-K
	(b)		P. H. Glatfelter Company 2005 Management Incentive Plan, adopted as of April 27, 2005	10.4	April 27, 2005 Form 8-K
	(c)		P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000**	10(c)	2000 Form 10-K
	(d)		Description of Executive Salary Continuation Plan**	10(g)	1990 Form 10-K
	(e)		P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998**	10(f)	1998 Form 10-K
	(f)		P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000**	10(g)	2000 Form 10-K
	(g)		P. H. Glatfelter Company 2005 Long-Term Incentive Plan, adopted as of April 27, 2005	10.1	April 27, 2005 Form 8-K
	(g)	(A)	Form of Top Management Restricted Stock Unit Award Certificate**	10.2	April 27, 2005 Form 8-K
	(g)	(B)	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	April 27, 2005 Form 8-K
	(h)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998**	10(h)	1998 Form 10-K
	(i)		Change in Control Employment Agreement by and between P. H. Glatfelter Company and George H. Glatfelter II, dated as of December 8, 2008, filed herewith**
	(j)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 8, 2008, filed herewith**

GLATFELTER

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	Filing

	(j)	(A)	Schedule of Change in Control Employment Agreements, filed herewith**
	(k)
Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin
				10(i)	1996 Form 10-K
	(l)		Credit Agreement, dated as of April 3, 2006, by and among the Company, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Credit Suisse Securities (USA) LLC, as joint arrangers and bookrunners, and Credit Suisse Securities (USA) LLC, as syndication agent	10.1	April 7, 2006 Form 8-K
	(l)	(A)	First Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated April 25, 2006	10.1	June 30, 2007 Form 10-Q
	(l)	(B)	Second Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated December 22, 2006	10.2	June 30, 2007 Form 10-Q
	(l)	(C)	Third Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated June 8, 2007	10.3	June 30, 2007 Form 10-Q
	(m)
Contract for the Purchase and Bargain Sale of Property, dated as of December 16, 2002, by and among Glatfelter Pulp Wood Company (a wholly owned subsidiary of the Registrant), the Conservation Fund and Fidelity National Title Insurance Company
				10(o)	2002 Form 10-K
	(n)		Term Loan Agreement, dated as of March 21, 2003, among GPW Timberlands, LLC (a wholly owned subsidiary of the Registrant) and SunTrust Bank, as Administrative Agent	10.3	March 31, 2003 Form 10-Q
	(n)	(A)	First Amendment to Term Loan Agreement dated January 31, 2008, by and during GPW Timberlands, LLC, P.H. Glatfelter Company and Sun Trust Bank, an administrative agent	10(n)(A)	2007 Form 10-K
	(o)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)	10.2	October 1, 2003 Form 8-K/A – No. 1
	(o)	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10(o)	2007 Form 10-K
	(o)	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.1	Nov 15, 2008 Form 8-K
	(p)		Administrative Order for Remedial Action dated November 13, 2008; issued by the United States Environmental Protection Agency	10.2	Nov 15, 2008 Form 8-K
	(q)		Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)	10.1	June 30, 2008 Form 8-K
	(r)		Compensatory Arrangements with Certain Executive Officers, filed herewith**
	(s)		Summary of Non-Employee Director Compensation (effective January 1, 2007), filed herewith**
	(t)		Service Agreement, commencing on August 1, 2006, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	2006 Form 10-K
	(u)		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	2007 Form 10-K
	(v)		Form of Stock-Only Stock Appreciation Right Award Certificate**	10(s)	2006 Form 10-K
	(w)		Form of 2008 Top Management Restricted Stock Unit Award Certificate**	10(t)	2006 Form 10-K
	(x)		Separation Agreement and General Release entered into between Jeffrey J. Norton and P. H. Glatfelter Company dated as of October 25, 2008	10.1	Sept. 30, 2008 Form 10-Q
	(y)		Timberland Purchase & Sale Agreement – Virginia Timberlands, entered into by and among Glawson Investments Corp., GIC Investments LLC and Glatfelter Pulp Wood Company, dated and effective as of August 8, 2007	10.1	Sept. 30, 2007 Form 10-Q
	(z)		Term Loan Agreement dated January 15, 2008, among GPW Virginia Timberlands LLC, certain lenders party thereto and SunTrust Bank, in its capacity as agent for such lenders	10(x)	2007 Form 10-K
	(aa)		Contract for Sale for Sale of Real Estate between Glatfelter Pulp Wood Company, a wholly owned subsidiary of the Company, and George H. Glatfelter II and Beverly G. Glatfelter, dated May 8, 2008	10.2	June 30, 2008 Form 10Q
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	2003 Form 10-K
21			Subsidiaries of the Registrant, filed herewith

GLATFELTER

Exhibit Number	Description of Documents	Incorporated by Reference to

		Exhibit	Filing

23	Consent of Independent Registered Public Accounting Firm, filed herewith
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith

*	Confidential treatment has been received for certain portions thereof pursuant to a confidential treatment request filed with the Commission on August 7, 2007. Such provisions have been filed separately with the Commission.

**	Management contract or compensatory plan

GLATFELTER

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)
March 12, 2009

By	/s/ George H. Glatfelter II
George H. Glatfelter II
Chairman and
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 12, 2009	/s/ George H. Glatfelter II George H. Glatfelter II Chairman and Chief Executive Officer	Principal Executive Officer and Director

March 12, 2009	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 12, 2009	/s/ David C. Elder David C. Elder Vice President and Corporate Controller	Controller

March 12, 2009	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 12, 2009	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 12, 2009	/s/ Richard C. Ill Richard C. Ill	Director

March 12, 2009	/s/ J. Robert Hall J. Robert Hall	Director

March 12, 2009	/s/ Ronald J. Naples Ronald J. Naples	Director

March 12, 2009	/s/ Richard L. Smoot Richard L. Smoot	Director

March 12, 2009	/s/ Lee C. Stewart Lee C. Stewart	Director

GLATFELTER

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, George H. Glatfelter II, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2008 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 12, 2009	By: /s/ George H. Glatfelter II George H. Glatfelter II Chairman and Chief Executive Officer

GLATFELTER

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2008 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 12, 2009	By: /s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer

GLATFELTER

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2008
Valuation and Qualifying Accounts

	Allowance for

In thousands	Doubtful Accounts			Sales Discounts and Deductions

	2008	2007	2006	2008	2007	2006

Balance, beginning of year	$3,117	$3,613	$931	$4,345	$2,585	$2,045
Provision(a)	(36)	781	2,771	6,620	6,723	3,153
Write-offs, recoveries and discounts allowed	(296)	(1,319)	(137)	(6,045)	(5,195)	(2,795)
Other(b)	(152)	42	48	(1,551)	232	182

Balance, end of year	$2,633	$3,117	$3,613	$3,369	$4,345	$2,585

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	The amount in 2006 includes $1.8 million of doubtful account allowances acquired in connection with the Chillicothe and Lydney acquisitions.

(b)	Relates primarily to changes in currency exchange rates and, in 2008 a change in presentation of certain customer rebates.

GLATFELTER