Form 10-Q
period 2009-03-31
GLATFELTER P H CO
filed 2009-05-11
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended March 31, 2009
Commission file number 1-3560
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑.
As of April 30, 2009, P. H. Glatfelter Company had 45,516,606 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
MARCH 31, 2009

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31
In thousands, except per share	2009	2008

Net sales	$291,552	$305,499
Energy sales — net	1,931	1,984

Total revenues	293,483	307,483
Costs of products sold	250,169	263,225

Gross profit	43,314	44,258

Selling, general and administrative expenses	24,513	24,135
Gains on dispositions of plant, equipment and timberlands, net	(699)	(14,518)

Operating income	19,500	34,641
Non-operating income (expense)
Interest expense	(5,126)	(6,145)
Interest income	708	1,604
Other — net	17	68

Total other income (expense)	(4,401)	(4,473)

Income before income taxes	15,099	30,168
Income tax provision	3,561	10,493

Net income	$11,538	$19,675

Earnings per share
Basic	$0.25	$0.44
Diluted	0.25	0.43

Cash dividends declared per common share	0.09	0.09

Weighted average shares outstanding
Basic	45,595	45,157
Diluted	45,610	45,468
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2009	2008

Assets
Current assets
Cash and cash equivalents	$23,672	$32,234
Accounts receivable — net	130,467	132,635
Inventories	199,647	193,354
Prepaid expenses and other current assets	35,698	33,596

Total current assets	389,484	391,819

Plant, equipment and timberlands — net	476,332	493,564

Other assets	168,493	171,926

Total assets	$1,034,309	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$13,759	$13,759
Short-term debt	6,534	5,866
Accounts payable	53,752	59,750
Dividends payable	4,138	4,089
Environmental liabilities	5,740	5,734
Other current liabilities	86,984	100,904

Total current liabilities	170,907	190,102

Long-term debt	295,283	293,660

Deferred income taxes	89,399	90,158

Other long-term liabilities	136,760	140,682

Total liabilities	692,349	714,602

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	45,914	45,806
Retained earnings	612,413	605,001
Accumulated other comprehensive loss	(185,310)	(176,133)

	473,561	475,218
Less cost of common stock in treasury	(131,601)	(132,511)

Total shareholders’ equity	341,960	342,707

Total liabilities and shareholders’ equity	$1,034,309	$1,057,309

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31
In thousands	2009	2008

Operating activities
Net income	$11,538	$19,675
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	14,428	14,718
Pension expense (income)	1,357	(3,769)
Deferred income tax provision	1,109	1,578
Gains on dispositions of plant, equipment and timberlands, net	(699)	(14,518)
Stock-based compensation	1,039	1,008
Cash used for environmental matters	(6,777)	(9,040)
Change in operating assets and liabilities
Accounts receivable	(23)	(14,576)
Inventories	(8,554)	(2,338)
Prepaid and other current assets	2,535	(648)
Accounts payable	(5,370)	2,359
Accruals and other current liabilities	(13,795)	(7,739)
Other	2,027	659

Net cash used by operating activities	(1,185)	(12,631)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(5,234)	(9,257)
Proceeds from disposals of plant, equipment and timberlands, net	728	15,035

Net cash (used) provided by investing activities	(4,506)	5,778

Financing activities
Net borrowings (repayments) of revolving credit facility and other	5,434	(15,000)
Net borrowings (repayments) of short term debt	782	(824)
Proceeds from borrowing from SunTrust Financial	—	36,695
Principal repayments — 2011 Term Loan	(4,000)	(3,000)
Payment of dividends	(4,129)	(4,104)
Proceeds from stock options exercised and other	20	—

Net cash (used) provided by financing activities	(1,893)	13,767

Effect of exchange rate changes on cash	(978)	891

Net (decrease) increase in cash and cash equivalents	(8,562)	7,805
Cash and cash equivalents at the beginning of period	32,234	29,833

Cash and cash equivalents at the end of period	$23,672	$37,638

Supplemental cash flow information
Cash paid for
Interest	$820	$1,700
Income taxes	2,926	7,979
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
     We prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). In our opinion, the unaudited interim consolidated financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these unaudited interim consolidated financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K (“2008 Form 10-K”).
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
3. RECENT PRONOUNCEMENTS
     In December 2007, Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”), was issued. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. In addition, under SFAS No. 141(R), changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. With respect to us, SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial position or results of operations.
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

GLATFELTER

4.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first three months of 2009 and 2008, we completed sales of timberlands as summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	189	$728	$699

	189	$728	$699

2008
Timberlands	3,595	$15,035	$14,641
Other	—	—	(123)

	3,595	$15,035	$14,518

5. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	March 31
In thousands, except per share	2009	2008

Net income	$11,538	$19,675

Weighted average common shares outstanding used in basic EPS	45,595	45,157
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	15	311

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,610	45,468

Earnings per share
Basic	$0.25	$0.44
Diluted	0.25	0.43

     Approximately 1,245,910 and 708,600 of potential common shares have been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2009 and 2008, respectively, due to their anti-dilutive nature.
6. INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of March 31, 2009 and December 31, 2008, we had $29.9 million and $29.2 million, respectively, of gross unrecognized tax benefits. As of March 31, 2009, if such benefits were to be recognized, approximately $26.3 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Year
	Examination in	Not under
Jurisdiction	progress	examination

United States
Federal	2004 — 2006	2007 and 2008
State	2004	2003 — 2008
Germany (1)	2003 — 2006	2007 and 2008
France	N/A	2006 — 2008
United Kingdom	N/A	2006 — 2008
Philippines	2005 — 2007	2008

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
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the first quarter of 2009 totaled $0.3 million and $0.2 million in the first quarter of 2008. Accrued interest was $2.9 million and $2.6 million as of March 31, 2009 and December 31, 2008, respectively. We did not record any penalties associated with uncertain tax positions during the first quarters of 2009 or 2008.

GLATFELTER

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	March 31
In thousands	2009	2008

Pension Benefits
Service cost	$2,250	$2,537
Interest cost	5,748	5,591
Expected return on plan assets	(9,844)	(12,595)
Amortization of prior service cost	537	600
Amortization of unrecognized loss	2,991	98

Net periodic benefit cost (income)	$1,682	$(3,769)

Other Benefits
Service cost	$656	$558
Interest cost	874	751
Expected return on plan assets	(122)	(201)
Amortization of prior service cost	(308)	(259)
Amortization of unrecognized loss	528	263

Net periodic benefit cost	$1,628	$1,112

	March 31,	Dec. 31,
In millions	2009	2008

Pension Plan Assets
Fair value of plan assets at end of period	$368.1	$400.6

     The decline in the fair value of our pension plan assets reflects the deteriorating global equity and debt markets. As of December 31, 2008, approximately 63% of the pension plan assets were invested in publicly-traded equity securities and the balance was comprised of cash and fixed rate debt instruments.
     As of December 31, 2008, our pension plans were overfunded by $14.3 million. We do not expect to be required to make contributions to our qualified pension plans during 2009.
8.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	March 31
In thousands	2009	2008

Net income	$11,538	$19,675
Foreign currency translation adjustments	(11,469)	16,042
Additional pension liability amortization, net of tax	2,292	456

Comprehensive income	$2,361	$36,173

9.	INVENTORIES
     Inventories, net of reserves, were as follows:

	March 31,	Dec. 31,
In thousands	2009	2008

Raw materials	$58,741	$49,083
In-process and finished	94,138	97,390
Supplies	46,768	46,881

Total	$199,647	$193,354

10.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	March 31,	Dec. 31,
In thousands	2009	2008

Revolving credit facility, due April 2011	$12,347	$6,724
Term Loan, due April 2011	26,000	30,000
Term Loan, due January 2013	36,695	36,695
Note payable, due March 2013	34,000	34,000
7⅛% Notes, due May 2016	200,000	200,000

Total long-term debt	309,042	307,419
Less current portion	(13,759)	(13,759)

Long-term debt, net of current portion	$295,283	$293,660

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
     In addition, on April 3, 2006, pursuant to the credit agreement, we received a term loan in the principal amount of $100 million. Quarterly repayments of principal outstanding under the term loan began on March 31, 2007 with the final principal payment due on April 2, 2011. In addition, if certain prepayment events occur, such as the incurrence of additional indebtedness in excess of $30.0 million in the aggregate, or the issuance

GLATFELTER

of additional equity, we must repay a specified portion of the term loan within five days of the prepayment event.
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
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which we were not aware of any at March 31, 2009, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
     On April 28, 2006 we completed an offering of $200.0 million aggregate principal amount of our 7⅛% Senior Notes due 2016. Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. The proceeds were primarily used to redeem $150.0 million aggregate principal amount of our then outstanding 6 7/8% notes due July 2007, plus the payment of applicable redemption premium and accrued interest.
     Interest on these Senior Notes accrues at the rate of 7⅛% per annum and is payable semiannually in arrears on May 1 and November 1.
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
     In November 2007, we sold timberlands and as consideration received a $43.2 million, 20-year interest bearing note receivable from the timberland buyer (the “Glawson Note”). In January 2008, we monetized the Glawson Note. In this transaction, we entered into a new $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan matures in January 2013, bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum. This is secured by, among other assets, the Glawson Note, together with a letter of credit issued in our favor by Royal Bank of Scotland, Plc. backing the collectability of the Glawson Note.
     On March 21, 2003, we sold timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer Sustainable Conservation, Inc. (the “Sustainable Note”). We pledged this note as collateral under a $34.0 million promissory note payable to a financial institution (the “Note Payable”). The Note Payable, as amended, bears a fixed rate of interest of 3.10% and matures in March 2013. This note payable is secured by a letter of credit issued in our favor by SunTrust Bank backing the collectability of the Sustainable Note.
     The notes receivable discussed in the preceding paragraphs, aggregating $81.1 million, are recorded in the accompanying consolidated balance sheets under the caption “Other long-term assets.”
     Under terms of each of the above transactions, minimum credit ratings must be maintained by the respective financial institution issuing the letters of credit. If, after 60 days from the date such credit rating falls below the specified minimum, an “event of default” is deemed to have occurred under the respective debt instrument owed by us to the financial institution unless actions are taken to cure such default. Potential Remedial actions include: (i) amending the terms of the applicable debt instrument; (ii) a replacement of the letter of credit with an appropriately rated institution; or (iii) repaying the Note Payable.
     On April 23, 2009, the credit rating of the financial institution that issued the letter of credit behind the Sustainable Note fell below the required minimum level. We are in the process of evaluating actions available to us in response to this development. We intend to pursue one of the three courses of action identified above. In the event the Note Payable is repaid prior to maturity, under terms of the debt agreement, we would incur a prepayment penalty.

GLATFELTER

     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of March 31, 2009 and December 31, 2008, we had $5.8 million and $12.1 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit outstanding as of March 31, 2009, provide financial assurances primarily for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
11. ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at our Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to occur over the next eight years, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being depreciated as a charge to operations on the straight-line basis in relation to the expected closure period. The amount accrued represented the discounted present value of the expected cash flows to be incurred during the closure period. The present value of the discounted cash flows is being accreted as a charge to earnings on the effective interest method. Following is a summary of activity recorded during the first quarter of 2009:

In thousands	Liability

Balance at December 31, 2008	$11,606
Accretion	161
Payments	(20)

Balance at March 31, 2009	$11,747

     Of the total liability at March 31, 2009, $1.6 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $10.1 million is recorded under the caption “Other long-term liabilities.”
12.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
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

GLATFELTER

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

GLATFELTER

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
     To date we have spent nearly $50 million implementing the remedy in OU1, and under the various agreements, orders, and decrees under which we and others have performed work, incurred costs, or paid damages in connection with the Site.
     Reserves for the Fox River Site. As of March 31, 2009, our reserve for our claimed liability at the Fox River, including our remediation obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $19.8 million. No additional amounts were accrued during the first quarters of 2009 and 2008. Of our total reserve for the Fox River, $5.7 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $14.1 million is recorded under the caption “Other long term liabilities.”

GLATFELTER

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
     Summary Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. If we are not successful in managing the completion of the remaining remedial work at OU1 and/or should the United States seek to enforce the UAO for OU2-5 against us which requires us either to perform directly or to contribute significant amounts towards the performance of that work, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

GLATFELTER

13. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the three months ended March 31
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$199,607	$200,946	$91,945	$104,552	$—	$1	$291,552	$305,499
Energy sales, net	1,931	1,984	—	—	—	—	1,931	1,984

Total revenue	201,538	202,930	91,945	104,552	—	1	293,483	307,483
Cost of products sold	171,330	177,276	77,646	88,396	1,193	(2,447)	250,169	263,225

Gross profit (loss)	30,208	25,654	14,299	16,156	(1,193)	2,448	43,314	44,258
SG&A	11,840	14,207	8,823	10,020	3,850	(92)	24,513	24,135
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(699)	(14,518)	(699)	(14,518)

Total operating income (loss)	18,368	11,447	5,476	6,136	(4,344)	17,058	19,500	34,641
Nonoperating income (expense)	—	—	—	—	(4,401)	(4,473)	(4,401)	(4,473)

Income (loss) before income taxes	$18,368	$11,447	$5,476	$6,136	$(8,745)	$12,585	$15,099	$30,168

Supplementary Data
Net tons sold	185,061	182,211	19,191	21,339	—	—	204,252	203,550
Depreciation, depletion and amortization	$8,867	$8,632	$5,561	$6,086	$—	$—	$14,428	$14,718
Capital expenditures	3,582	2,695	1,652	6,562	—	—	5,234	9,257

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
     Management evaluates results of operations of the business units before non-cash net pension income or expense, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.
14. SUBSEQUENT EVENT
     On April 29, 2009, our shareholders approved an increase in the number of shares of common stock, to 5,500,000, that are available to be awarded under our Amended and Restated Long-Term Incentive Plan.
GLATFELTER

15. GUARANTOR FINANCIAL STATEMENTS
     Our 7⅛% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, GLT International Finance, LLC, Glatfelter Holdings, LLC and Glatfelter Holdings II, LLC.
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
Condensed Consolidating Statement of Income for the
three months ended March 31, 2009

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$199,607	$11,724	$91,945	$(11,724)	$291,552
Energy sales — net	1,931	—	—	—	1,931

Total revenues	201,538	11,724	91,945	(11,724)	293,483
Costs of products sold	173,634	10,716	77,704	(11,885)	250,169

Gross profit	27,904	1,008	14,241	161	43,314
Selling, general and administrative expenses	14,829	544	9,140	—	24,513
Gains on dispositions of plant, equipment and timberlands, net	1	(700)	—	—	(699)

Operating income	13,074	1,164	5,101	161	19,500
Non-operating income (expense)
Interest expense	(4,336)	(5)	(785)	—	(5,126)
Other income (expense) — net	8,755	1,436	(25)	(9,441)	725

Total other income (expense)	4,419	1,431	(810)	(9,441)	(4,401)

Income (loss) before income taxes	17,493	2,595	4,291	(9,280)	15,099
Income tax provision (benefit)	5,955	1,024	(3,255)	(163)	3,561

Net income (loss)	$11,538	$1,571	$7,546	$(9,117)	$11,538

Condensed Consolidating Statement of Income for the
three months ended March 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$200,946	$11,427	$104,553	$(11,427)	$305,499
Energy sales — net	1,984	—	—	—	1,984

Total revenues	202,930	11,427	104,553	(11,427)	307,483
Costs of products sold	175,586	10,577	89,105	(12,043)	263,225

Gross profit	27,344	850	15,448	616	44,258
Selling, general and administrative expenses	13,040	462	10,633	—	24,135
Gains on dispositions of plant, equipment and timberlands, net	125	(14,643)	—	—	(14,518)

Operating income	14,179	15,031	4,815	616	34,641
Non-operating income (expense)
Interest expense	(5,306)	(11)	(828)	—	(6,145)
Other income (expense) — net	20,957	3,502	(691)	(22,096)	1,672

Total other income (expense)	15,651	3,491	(1,519)	(22,096)	(4,473)

Income (loss) before income taxes	29,830	18,522	3,296	(21,480)	30,168
Income tax provision (benefit)	10,155	7,355	1,104	(8,121)	10,493

Net income (loss)	$19,675	$11,167	$2,192	$(13,359)	$19,675

GLATFELTER

Condensed Consolidating Balance Sheet as of March 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$10,222	$426	$13,024	$—	$23,672
Other current assets	282,347	263,817	231,859	(412,211)	365,812
Plant, equipment and timberlands — net	271,954	7,164	197,214	—	476,332
Other assets	498,696	170,421	108,169	(608,793)	168,493

Total assets	$1,063,219	$441,828	$550,266	$(1,021,004)	$1,034,309

Liabilities and Shareholders’ Equity
Current liabilities	$343,610	$25,456	$208,285	$(406,444)	$170,907
Long-term debt	218,856	—	76,427	—	295,283
Deferred income taxes	54,975	23,315	25,193	(14,084)	89,399
Other long-term liabilities	103,818	13,867	8,550	10,525	136,760

Total liabilities	721,259	62,638	318,455	(410,003)	692,349
Shareholders’ equity	341,960	379,190	231,811	(611,001)	341,960

Total liabilities and shareholders’ equity	$1,063,219	$441,828	$550,266	$(1,021,004)	$1,034,309

Condensed Consolidating Balance Sheet as of December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$8,860	$756	$22,618	$—	$32,234
Other current assets	266,899	256,834	88,288	(252,436)	359,585
Plant, equipment and timberlands — net	277,215	7,470	208,879	—	493,564
Other assets	510,144	175,927	(29,767)	(484,378)	171,926

Total assets	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities	$336,182	$17,072	$85,668	$(248,820)	$190,102
Long-term debt	222,965	—	70,695	—	293,660
Deferred income taxes	53,976	24,615	26,272	(14,705)	90,158
Other long-term liabilities	107,288	13,838	8,941	10,615	140,682

Total liabilities	720,411	55,525	191,576	(252,910)	714,602
Shareholders’ equity	342,707	385,462	98,442	(483,904)	342,707

Total liabilities and shareholders’ equity	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

GLATFELTER

Condensed Consolidating Statement of Cash Flows for
the three months ended March 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$16,303	$354	$(17,242)	$(600)	$(1,185)
Investing activities
Purchase of plant, equipment and timberlands	(3,570)	(12)	(1,652)	—	(5,234)
Proceeds from disposal plant, equipment and timberlands	—	728	—	—	728
Repayments from (advances of) intercompany loans, net	(3,152)	—	—	3,152	—

Total investing activities	(6,722)	716	(1,652)	3,152	(4,506)
Financing activities
Net (repayments of) proceeds from indebtedness	(4,000)	—	6,216	—	2,216
Payment of dividends to shareholders	(4,129)	—	—	—	(4,219)
(Repayments) borrowings of intercompany loans, net	—	(800)	3,952	(3,152)	—
Payment of intercompany dividends	—	(600)	—	600	—
Proceeds from stock options exercised and other	20	—	—	—	20

Total financing activities	(8,109)	(1,400)	10,168	(2,552)	(1,893)
Effect of exchange rate on cash	(110)	—	(868)	—	(978)

Net increase (decrease) in cash	1,362	(330)	(9,594)	—	(8,562)
Cash at the beginning of period	8,860	756	22,618	—	32,234

Cash at the end of period	$10,222	$426	$13,024	$—	$23,672

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$38,500	$(14,613)	$(36,518)	$—	$(12,631)
Investing activities				—
Purchase of plant, equipment and timberlands	(2,605)	(86)	(6,566)	—	(9,257)
Proceeds from disposal plant, equipment and timberlands	—	15,035	—	—	15,035

Total investing activities	(2,605)	14,949	(6,566)	—	5,778
Financing activities				—
Net (repayments of) proceeds from indebtedness	(20,000)	—	37,871	—	17,871
Payment of Dividends	(4,104)	—	—	—	(4,104)

Total financing activities	(24,104)	—	37,871	—	13,767
Effect of exchange rate on cash	(128)	—	1,019	—	891

Net increase (decrease) in cash	11,663	336	(4,194)	—	7,805
Cash at the beginning of period	6,693	162	22,978	—	29,833

Cash at the end of period	$18,356	$498	$18,784	$—	$37,638

GLATFELTER

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K.
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;
ii.	changes in energy-related costs and commodity raw materials with an energy component;
iii.	variations in demand, including the impact of any unplanned market-related downtime, for, or the pricing of our products;
iv.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;
v.	our ability to renew our electricity sales agreement at acceptable margins in relation to our current coal supply contract;
vi.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the impairment of financial institutions as a result of the current credit market conditions and any resulting impact on us, our customers or our vendors;

viii.	the gain or loss of significant customers and/or on-going viability of such customers;
ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;
x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
xi.	geopolitical events, including war and terrorism;
xii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;
xiii.	adverse results in litigation; and
xiv.	our ability to finance, consummate and integrate future acquisitions.
     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and engineered products. Substantially all of our revenue is earned from the sale of our products to customers in numerous markets, including book publishing, envelope & converting, carbonless papers and forms, food & beverage filter papers, decorative laminates for furniture and flooring, metallized papers and other highly technical niche markets.
     Overview Our results of operations for the first three months of 2009 when compared with the same period of 2008 reflect improved operating profits from our business units driven by productivity gains, cost control and higher average selling prices. Our overall results were adversely impacted by lower gains from sales of timberlands in the first quarter of 2009 compared with the same period of 2008. In addition, we realized a pre-tax $5.5 million adverse impact from recording pension expense in the first three months of 2009 compared with pension income in the year-earlier quarter.
     Specialty Papers’ operating income in the first quarter of 2009 increased approximately 60.5% compared to the same quarter of 2008 largely due to improved operational effectiveness and cost controls throughout the unit. Higher average selling prices offset

GLATFELTER

the impact of unfavorable product mix and the costs of market related downtime.
     Our Composite Fibers business unit’s first quarter 2009 operating profit declined slightly in the comparison primarily due to lower volumes in certain geographic and product markets that are more sensitive to the weak economic environment together with the related unplanned downtime. This unit’s shipments of food & beverage products, a key growth market, increased 4.4% in the comparison. Average selling prices were partially offset by increased input costs.
RESULTS OF OPERATIONS
Three months ended March 31, 2009 versus
the Three months ended March 31, 2008
     The following table sets forth summarized results of operations:

	Three months ended
	March 31
In thousands, except per share	2009	2008

Net sales	$291,552	$305,499
Gross profit	43,314	44,258
Operating income	19,500	34,641
Net income	11,538	19,675
Earnings per share	0.25	0.43

     The consolidated results of operations for the three months ended March 31, 2009 and 2008, include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2009
Gains on sale of timberlands	$378	$0.01

2008
Gains on sale of timberlands	$8,662	$0.19
Acquisition integration costs	(411)	(0.01)
     The above items increased earnings by $0.4 million, or $0.1 per diluted share, and $8.3 million, or $0.18 per diluted share, in the first quarters of 2009 and 2008, respectively.

Business Units

Business Unit Performance	For the three months ended March 31
In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$199,607	$200,946	$91,945	$104,552	$—	$1	$291,552	$305,499
Energy sales, net	1,931	1,984	—	—	—	—	1,931	1,984

Total revenue	201,538	202,930	91,945	104,552	—	1	293,483	307,483
Cost of products sold	171,330	177,276	77,646	88,396	1,193	(2,447)	250,169	263,225

Gross profit (loss)	30,208	25,654	14,299	16,156	(1,193)	2,448	43,314	44,258
SG&A	11,840	14,207	8,823	10,020	3,850	(92)	24,513	24,135
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(699)	(14,518)	(699)	(14,518)

Total operating income	18,368	11,447	5,476	6,136	(4,344)	17,058	19,500	34,641
Nonoperating income (expense)	—	—	—	—	(4,401)	(4,473)	(4,401)	(4,473)

Income (loss) before income taxes	$18,368	$11,447	$5,476	$6,136	$(8,745)	$12,585	$15,099	$30,168

Supplementary Data
Net tons sold	185,061	182,211	19,191	21,339	—	—	204,252	203,550
Depreciation, depletion and amortization	$8,867	$8,632	$5,561	$6,086	$—	$—	$14,428	$14,718
Capital expenditures	3,582	2,695	1,652	6,562	—	—	5,234	9,257

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
     Management evaluates results of operations of the business units before non-cash net pension income or expense, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.
     Sales and Costs of Products Sold

	Three months ended
	March 31
In thousands	2009	2008	Change

Net sales	$291,552	$305,499	$(13,947)
Energy sales — net	1,931	1,984	(53)

Total revenues	293,483	307,483	(14,000)
Costs of products sold	250,169	263,225	(13,056)

Gross profit	$43,314	$44,258	$(944)

Gross profit as a percent of Net sales	14.9%	14.5%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended
	March 31
Percent of Total	2009	2008

Business Unit
Specialty Papers	68.5%	65.8%
Composite Fibers	31.5	34.2

Total	100.0%	100.0%

     Net sales totaled $291.6 million for the first three months of 2009, a decrease of $13.9 million, or 4.6%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the first three months of 2009 decreased $1.3 million to $199.6 million. Operating income totaled $18.4 million, an increase of $6.9 million, or 60.5%, over the same quarter a year ago. The improved operating income is primarily due to increases in average selling prices outpacing increases in input costs and improved operating efficiencies at Chillicothe. Higher average selling prices contributed $7.5 million of the increase in operating profit and volumes shipped increased 1.6%. These price and volume increases were partially offset by expected mix changes between carbonless papers and uncoated papers. In addition, this business unit’s results were adversely impacted by $3.3 million of higher input costs, largely driven by caustic soda and coal. Unplanned operating downtime at the Spring Grove and Chillicothe facilities further reduced operating results by approximately $1.6 million in the first quarter of 2009 compared to the first quarter of 2008.
     In Composite Fibers, net sales were $91.9 million for the first quarter of 2009, a decline of $12.6 million from the year-earlier quarter. Operating income declined by $0.7 million in the comparison to $5.5 million. The translation of foreign currencies adversely impacted net sales by $14.3 million; however, higher average selling prices contributed $4.2 million. Total volumes shipped by this business unit declined 10.1% as lower shipments of composite laminates and metallized products, which declined 31.0% and 15.6%, respectively, more than offset a 4.4% increase in Food & Beverage paper product shipments.
     Energy and raw material costs in the Composite Fibers business unit were $4.6 million higher than a year ago. Unplanned downtime, primarily in the Metallized market, adversely impacted operating results by $1.4 million in the first quarter of 2009 compared to the first quarter of 2008.

GLATFELTER

     Pension Expense/Income Pension expense or income results from the over-funded status of our pension plans. The following summarizes the amounts of pension expense or income recognized for the first three months of 2009 compared to the same period of 2008:

	Three months ended
	March 31
In thousands	2009	2008	Change

Recorded as:
Costs of products sold	$(1,188)	$2,582	$(3,770)
SG&A expense	(494)	1,187	(1,681)

Total	$(1,682)	$3,769	$(5,451)

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. As discussed in Item 1 — Financial Statements — Note 7, the fair value of the plans’ assets declined approximately 29% during 2008. As a result, during 2009 we expect to recognize net pension expense totaling approximately $6.7 million, on a pre-tax basis. However, we do not expect to be required to make cash contributions to our qualified defined benefit pension plans in 2009.
     Selling, general and administrative (“SG&A”) expenses increased $0.4 million in the quarter-to-quarter comparison and totaled $24.5 million for the first three months of 2009. Benefits from our cost control initiatives were offset by $0.5 million of pension expense recorded in the first quarter of 2009 compared with $1.2 million of pension income in the same quarter of 2008. In addition, SG&A expenses for the first quarter of 2008 included a $1.5 million non-recurring benefit from a recovery in a litigation matter, net of legal fees.
     Gain on Sales of Plant, Equipment and Timberlands During the first three months of 2009 and 2008, we completed sales of timberlands as summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	189	$728	$699

	189	$728	$699

2008
Timberlands	3,595	$15,035	$14,641
Other	—	—	(123)

	3,595	$15,035	$14,518

     Income taxes For the first three months of 2009 we recorded a provision for income taxes totaling $3.6 million resulting in an effective tax rate of 23.6%. The comparable amounts in the first quarter of 2008 were $10.5 million and 34.8%, respectively. The decline in the effective tax rate was primarily due to significantly lower timberland sales in the first quarter of 2009 compared with the first quarter of 2008.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first three months of 2009, Euro functional currency operations generated approximately 19.6% of our sales and 19.3% of operating expenses and British Pound Sterling operations represented 9.1% of net sales and 9.5% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on the first three months of 2009 reported results compared to the first three months 2008:

Three months
In thousands	ended March 31
Favorable
(unfavorable)
Net sales	$(14,277)
Costs of products sold	13,633
SG&A expenses	1,853
Income taxes and other	(123)

Net income	$1,086

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

GLATFELTER

LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Three months ended
	March 31
In thousands	2009	2008

Cash and cash equivalents at beginning of period	$32,234	$29,833
Cash provided by (used for)
Operating activities	(1,185)	(12,631)
Investing activities	(4,506)	5,778
Financing activities	(1,893)	13,767
Effect of exchange rate changes on cash	(978)	891

Net cash (used) provided	(8,562)	7,805

Cash and cash equivalents at end of period	$23,672	$37,638

     Operating cash flow improved by $11.4 million primarily due to improved earnings of our core papermaking operations. In addition, cash paid for income taxes declined by $5.1 million and we used $2.3 million less to fund obligations related to environmental matters.
     Net cash used for investing activities increased in the comparison primarily due to $14.3 million less cash received from timberland sales partially mitigated by a $4.0 million reduction in capital expenditures. In 2009, capital expenditures are expected to be reduced to approximately $35 million reflecting our decision, in light of current economic conditions, to delay most discretionary spending.
     During each the first quarters of 2009 and 2008, cash dividends paid on common stock totaled approximately $4.1 million. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     During the first three months of 2009, net debt, defined as total debt less cash balances and term notes secured by letters of credit increased by $10.8 million to $221.2 million. Our Term loan, due in April 2011 has mandatory quarterly repayment requirements approximating $3.4 million per quarter in 2009.
     The following table sets forth our outstanding long-term indebtedness:

	March 31,	Dec. 31,
In thousands	2009	2008

Revolving credit facility, due April 2011	$12,347	$6,724
Term Loan, due April 2011	26,000	30,000
Term Loan, due January 2013	36,695	36,695
Note payable, due March 2013	34,000	34,000
7⅛% Notes, due May 2016	200,000	200,000

Total long-term debt	309,042	307,419
Less current portion	(13,759)	(13,759)

Long-term debt, net of current portion	$295,283	$293,660

     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements — Note 10. As of March 31, 2009, we had $182 million of borrowing capacity available under our revolving credit agreement. Although we do not have immediate intentions to make additional use of the facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.
     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 — Financial Statements — Note 12 for a summary of significant environmental matters.
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, sales of timberland, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements — Note 12, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

GLATFELTER

     Our credit agreement, as amended, contains a number of customary compliance covenants. A breach of these requirements, of which we were not aware of any at March 31, 2009, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7⅛% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7⅛% Notes would become payable immediately.
     Off-Balance-Sheet Arrangements As of March 31, 2009 and December 31, 2008, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Alternative Fuel Credits We believe we are eligible for an excise tax refund under the Internal Revenue Code for alternative fuel mixtures used as a fuel in our business. The credit is equal to $0.50 per gallon of alternative fuel contained in the mixture and is refundable in cash. We began mixing black liquor and diesel fuel in late February 2009 and we filed an application with the Internal Revenue Service to be registered as an alternative fuel mixer. We are accumulating the necessary information to file for refunds; however, before any cash is received, the registration application requires approval by the Internal Revenue Service. There can be no assurances that our application will be approved, that the regulations that allow the credit will remain unchanged, or that we will be successful in receiving any payments under the program.
     Outlook For Specialty Papers, we expect shipments in the second quarter to be approximately 5% lower than first quarter 2009 levels and that selling prices for most products in the second quarter will be relatively in line with the first quarter of 2009. Further, we expect to incur additional downtime in this business unit as a result of managing capacity in response to demand changes. We also will complete in the second quarter of 2009 the annually scheduled maintenance outages at both the Chillicothe and Spring Grove facilities. The outages are expected to impact second quarter results by approximately $0.22 to $0.25 per share. In the second quarter of 2008, the outages impacted results by $0.22 per share.
     In Composite Fibers, shipping volumes for the second quarter are expected to be higher than the first quarter as demand for metallized products increases. Selling prices and input costs will be relatively in-line with the first quarter of 2009. Our Composite Fibers facilities are expected to take increased market-related downtime on select paper machines during the second quarter to reduce inventory levels, resulting in overall higher costs when compared to second quarter of 2008.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2009
Dollars in thousands	2009	2010	2011	2012	2013	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$168,379
At fixed interest rate — SunTrust Note	34,000	34,000	34,000	34,000	7,825	34,000	35,877
At variable interest rates	69,883	57,844	41,455	36,695	9,148	75,042	80,610

						$309,042	$284,866

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On fixed rate debt — Note payable	3.10	3.10	3.10	3.10	3.10
On variable rate debt	2.85	3.00	3.36	3.52	3.52

     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2009, we had long-term debt outstanding of $309.0 million, of which $75.0 million or 24.3% was at variable interest rates.
     Variable-rate debt outstanding represents borrowings under (i) credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; (ii) the term loan that matures in April 2011, under which we are required to make quarterly repayments and (iii) the 2008 Term Loan that bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.2% per annum. At March 31, 2009, the weighted average interest rate paid on variable rate debt was 2.85%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.7 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first three months of 2009, Euro functional currency operations generated approximately 19.6% of our sales and 19.3% of operating expenses and British Pound Sterling operations represented 9.1% of net sales and 9.5% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
     ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
May 11, 2009	By	/s/ David C. Elder
David C. Elder
Corporate Controller
GLATFELTER

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.
GLATFELTER