Form 10-Q
period 2009-06-30
GLATFELTER P H CO
filed 2009-08-07
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑.
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
As of July 31, 2009, P. H. Glatfelter Company had 45,563,580 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
JUNE 30, 2009

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
In thousands, except per share	2009	2008	2009	2008

Net sales	$278,979	$320,224	$570,531	$625,723
Energy sales — net	2,131	2,743	4,062	4,727

Total revenues	281,110	322,967	574,593	630,450
Costs of products sold	222,109	290,569	472,278	553,794

Gross profit	59,001	32,398	102,315	76,656

Selling, general and administrative expenses	26,548	25,377	51,061	49,512
Reversal of shutdown and restructuring charges	—	(856)	—	(856)
(Gains) losses on dispositions of plant, equipment and timberlands, net	27	16	(672)	(14,502)

Operating income	32,426	7,861	51,926	42,502
Non-operating income (expense)
Interest expense	(5,144)	(5,827)	(10,270)	(11,972)
Interest income	557	1,357	1,265	2,961
Other — net	(135)	103	(118)	171

Total other income (expense)	(4,722)	(4,367)	(9,123)	(8,840)

Income before income taxes	27,704	3,494	42,803	33,662
Income tax provision	7,834	338	11,395	10,831

Net income	$19,870	$3,156	$31,408	$22,831

Earnings per share
Basic	$0.44	$0.07	$0.69	0.51
Diluted	0.43	0.07	0.69	0.50

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding
Basic	45,658	45,227	45,624	45,192
Diluted	45,698	45,666	45,654	45,594
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2009	2008

Assets
Current assets
Cash and cash equivalents	$78,204	$32,234
Accounts receivable — net	128,558	132,635
Inventories	177,857	193,354
Prepaid expenses and other current assets	37,403	33,596

Total current assets	422,022	391,819

Plant, equipment and timberlands — net	484,354	493,564

Other assets	133,460	171,926

Total assets	$1,039,836	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$13,759	$13,759
Short-term debt	3,559	5,866
Accounts payable	58,598	59,750
Dividends payable	4,161	4,089
Environmental liabilities	3,224	5,734
Other current liabilities	94,091	100,904

Total current liabilities	177,392	190,102

Long-term debt	258,270	293,660

Deferred income taxes	82,904	90,158

Other long-term liabilities	140,531	140,682

Total liabilities	659,097	714,602

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	46,325	45,806
Retained earnings	628,118	605,001
Accumulated other comprehensive loss	(163,468)	(176,133)

	511,519	475,218
Less cost of common stock in treasury	(130,780)	(132,511)

Total shareholders’ equity	380,739	342,707

Total liabilities and shareholders’ equity	$1,039,836	$1,057,309

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30
In thousands	2009	2008

Operating activities
Net income	$31,408	$22,831
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	29,050	30,666
Pension expense (income)	3,359	(7,965)
Reversal of shutdown and restructuring charges	—	(856)
Deferred income tax provision	(11,393)	5,994
Gains on dispositions of plant, equipment and timberlands, net	(672)	(14,502)
Stock-based compensation	2,294	2,367
Cash used for environmental matters	(7,217)	(9,481)
Change in operating assets and liabilities
Accounts receivable	7,007	(20,682)
Inventories	18,391	(1,208)
Prepaid and other current assets	33	1,956
Accounts payable	(2,230)	(2,898)
Accruals and other current liabilities	(6,769)	(8,983)
Other	1,606	(286)

Net cash provided (used) by operating activities	64,867	(3,047)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(11,475)	(25,407)
Proceeds from disposals of plant, equipment and timberlands, net	728	14,997
Proceeds from timberland installment sale note receivable	37,850	—

Net cash provided (used) by investing activities	27,103	(10,410)

Financing activities
Net borrowings (repayments) of revolving credit facility	4,606	(25,000)
Net borrowings (repayments) of short term debt	(2,191)	3,295
Repayment of Note payable, due March 2013	(34,000)	—
Proceeds from Term Loan, due January 2013	—	36,695
Principal repayments — 2011 Term Loan	(8,000)	(6,000)
Payment of dividends	(8,272)	(8,220)
Proceeds from stock options exercised and other	—	642

Net cash (used) provided by financing activities	(47,857)	1,412

Effect of exchange rate changes on cash	1,857	823

Net increase (decrease) in cash and cash equivalents	45,970	(11,222)
Cash and cash equivalents at the beginning of period	32,234	29,833

Cash and cash equivalents at the end of period	$78,204	$18,611

Supplemental cash flow information
Cash paid for
Interest	$9,266	$11,309
Income taxes	13,046	16,110
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

1.	ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”, “our”, “us”, or “we”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gloucestershire (Lydney), England; Caerphilly, Wales; Gernsbach, Germany; Scaër, France; and the Philippines. Our products are marketed throughout the United States and in over 85 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.

2.	ACCOUNTING POLICIES
     Basis of Presentation The consolidated financial statements include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. We have evaluated all subsequent events through August 7, 2009, the date the financial statements were issued.
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
     On December 30, 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). This standard, which will be effective for us beginning December 31, 2009, will require more detailed disclosures about pension plan assets, our investment strategies, major categories of plan assets, concentrations of risk within the plan, and valuation techniques used to measure fair value. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on our consolidated financial position or results of operation.

4.	ALTERNATIVE FUEL MIXTURE CREDITS
     The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. We began mixing black liquor and diesel fuel in late February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service in March 2009. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We subsequently filed an excise tax refund claim for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009 (the “First Refund Claim”). The Company received a payment from the Internal Revenue Service (“IRS”) on June 30, 2009 in the amount of $29.7 million related to the First Refund Claim.
     In addition, for the period May 18, 2009 through June 30, 2009, we earned an additional $12.8 million of alternative fuel mixture credits for which a claim has yet to be submitted to the IRS. We intend to claim this amount as a non-taxable income tax credit in connection with the filing of our 2009 federal corporate income tax return.
     The accompanying consolidated statement of income for the three months and six months ended June 30, 2009 includes a credit of $40.8 million in cost of products sold representing eligible alternative fuel mixture credits earned through June 30, 2009, net of associated expenses. On an after-tax basis, we recognized $30.7 million of alternative fuel mixture credits during the second quarter of 2009.

GLATFELTER

     According to the Internal Revenue Code, the tax credit is scheduled to expire on December 31, 2009. However, there can be no assurances that the incentive program for alternative fuel mixtures will continue in effect or that its provisions, including taxes applicable to the credits, will not be changed, or that we will be successful in receiving future credits under the program.

5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first six months of 2009 and 2008, we completed sales of timberlands as summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	189	$728	$699
Other	n/a	—	(27)

		$728	$672

2008
Timberlands	3,595	$14,997	$14,603
Other	n/a	—	(101)

		$14,997	$14,502

6.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	June 30
In thousands, except per share	2009	2008

Net income	$19,870	$3,156

Weighted average common shares outstanding used in basic EPS	45,658	45,227
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	40	439

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,698	45,666

Earnings per share
Basic	$0.44	$0.07
Diluted	0.43	0.07

	Six months ended June 30
In thousands, except per share	2009	2008

Net income	$31,408	$22,831

Weighted average common shares outstanding used in basic EPS	45,624	45,192
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	30	402

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,654	45,594

Earnings per share
Basic	$0.69	$0.51
Diluted	0.69	0.50

     Approximately 2,287,620 and 688,500 of potential common shares have been excluded from the computation of diluted earnings per share for the three month period ended June 30, 2009 and 2008, respectively, due to their anti-dilutive nature. The amounts excluded for the six month period ended June 30, 2009 and 2008, were 2,287,620 and 691,500, respectively.

7.	INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of June 30, 2009 and December 31, 2008, we had $29.4 million and $29.2 million, respectively, of gross unrecognized tax benefits. As of June 30, 2009, if such benefits were to be recognized, approximately $25.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

GLATFELTER

     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Year
	Examination in	Not under
Jurisdiction	progress	examination

United States
Federal	N/A	2007 and 2008
State	2004	2003 — 2008
International
Germany (1)	2003 — 2006	2007 and 2008
France	N/A	2006 — 2008
United Kingdom	N/A	2006 — 2008
Philippines	2005 — 2007	2008

(1)	— includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may change within the next twelve months by a range of $0.8 million to $8.5 million. Substantially all of this range relates to tax positions taken in the U.S. and in Germany.
     On July 14, 2009, we received notification that the IRS’ examination of our federal returns for the tax years 2004 through 2006 was completed. Accordingly, we expect to recognize in the third quarter of 2009 approximately $0.6 million, net, of previously unrecognized tax benefits related to uncertain tax positions for these periods.
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the second quarter of 2009 totaled $0.3 million. Accrued interest was $3.3 million and $2.6 million as of June 30, 2009 and December 31, 2008, respectively. We did not record any penalties associated with uncertain tax positions during the second quarters of 2009 or 2008.

8.	STOCK-BASED COMPENSATION
     On April 29, 2009, shareholders approved the P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) to authorize, among other things, the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants. The LTIP provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
     Restricted Stock Units (“RSU”) Awards of RSU are made under our LTIP. The RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the first six months of 2009:

Units	2009

Beginning balance	486,988
Granted	205,360
Forfeited	(4,800)
Restriction lapsed/shares delivered	(5,747)

Ending balance	681,801

Dollars in thousands
Compensation expense	$727

GLATFELTER

     Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years. The following table sets forth information related to outstanding SOSARS.

	2009
		Wtd Avg
		Exercise
SOSARS	Shares	Price

Outstanding at Jan. 1,	718,810	$14.63
Granted	1,043,210	9.91
Exercised	—
Canceled	—

Outstanding at June 30,	1,762,020	$11.84

Dollars in thousands
Compensation expense	$697

2009 SOSAR Grants
Weighted average grant date fair value per share	$2.83
Aggregate grant date fair value (in thousands)	$2,957
Black-Scholes Assumptions
Dividend yield	3.63%
Risk free rate of return	2.26%
Volatility	40.59%
Expected life	6 yrs

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our qualified and non-qualified pension plans and our post retirement medical benefit plans.

	Three months ended
	June 30
In thousands	2009	2008

Pension Benefits
Service cost	$2,067	$1,991
Interest cost	5,973	6,158
Expected return on plan assets	(9,936)	(13,037)
Amortization of prior service cost	537	597
Amortization of unrecognized loss	3,382	95

Net periodic benefit cost (income)	$2,023	$(4,196)

Other Benefits
Service cost	$653	$503
Interest cost	882	825
Expected return on plan assets	(122)	(216)
Amortization of prior service cost	(309)	(337)
Amortization of unrecognized loss	509	359

Net periodic benefit cost	$1,613	$1,134

	Six months ended
	June 30
In thousands	2009	2008

Pension Benefits
Service cost	$4,317	$4,528
Interest cost	11,721	11,749
Expected return on plan assets	(19,780)	(25,632)
Amortization of prior service cost	1,074	1,197
Amortization of unrecognized loss	6,373	193

Net periodic benefit cost (income)	$3,705	$(7,965)

Other Benefits
Service cost	$1,309	$1,061
Interest cost	1,756	1,576
Expected return on plan assets	(244)	(417)
Amortization of prior service cost	(617)	(596)
Amortization of unrecognized loss	1,037	622

Net periodic benefit cost	$3,241	$2,246

GLATFELTER

	June 30,	Dec. 31,
In millions	2009	2008

Pension Plan Assets
Fair value at end of period	$416.9	$400.6

     The fair value of the plans’ assets declined approximately 29% during 2008. As a result, during 2009 we expect to recognize net pension expense totaling approximately $7.3 million, on a pre-tax basis. As of December 31, 2008, approximately 63% of the pension plan assets were invested in publicly-traded equity securities and the balance was comprised of cash and fixed rate debt instruments.
     As of December 31, 2008, our pension plans were overfunded by $14.3 million. We do not expect to be required to make contributions to our qualified pension plans during 2009.

10.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	June 30
In thousands	2009	2008

Net income	$19,870	$3,156
Foreign currency translation adjustments	19,522	(1,203)
Amortization of unrecognized pension liability, net of tax	2,320	450

Comprehensive income	$41,712	$2,403

	Six months ended
	June 30
In thousands	2009	2008

Net income	$31,408	$22,831
Foreign currency translation adjustment	8,053	14,841
Amortization of unrecognized pension liability, net of tax	4,612	904

Comprehensive income	$44,073	$38,576

11. INVENTORIES

Inventories, net of reserves, were as follows:

	June 30,	Dec. 31,
In thousands	2009	2008

Raw materials	$52,332	$49,083
In-process and finished	78,564	97,390
Supplies	46,961	46,881

Total	$177,857	$193,354

12.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	June 30,	Dec. 31,
In thousands	2009	2008

Revolving credit facility, due April 2011	$13,334	$6,724
Term Loan, due April 2011	22,000	30,000
Term Loan, due January 2013	36,695	36,695
Note payable, due March 2013	—	34,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	272,029	307,419
Less current portion	(13,759)	(13,759)

Long-term debt, net of current portion	$258,270	$293,660

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
     In addition, on April 3, 2006, pursuant to the credit agreement, we received a term loan in the principal amount of $100 million. Quarterly repayments of principal outstanding under the term loan began on March 31, 2007 with the final principal payment due on April 2, 2011. In addition, if certain prepayment events occur, such as the incurrence of additional indebtedness in excess of $30.0 million in the aggregate, or the issuance of additional equity; we must repay a specified portion of the term loan within five days of the prepayment event.
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
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and

GLATFELTER

ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which we were not aware of any at June 30, 2009, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
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
     In November 2007, we sold timberlands and as consideration received a $43.2 million, 20-year interest bearing note receivable from the timberland buyer (the “Glawson Note”). In January 2008, we monetized the Glawson Note. In this transaction, we entered into a new $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan matures in January 2013 and bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum. This is secured by, among other assets, the Glawson Note together with a letter of credit issued in our favor by Royal Bank of Scotland, plc. backing the collectability of the Glawson Note.
     The Glawson Note is recorded in the accompanying consolidated balance sheets under the caption “Other long-term assets.”
     On March 21, 2003, we sold timberlands and received as consideration a $37.9 million 10-year interest bearing note receivable from the timberland buyer Sustainable Conservation, Inc. (the “Sustainable Note”). We pledged this note as collateral under a $34.0 million promissory note payable to a financial institution (the “Note Payable”). The Note Payable, as amended was scheduled to mature in March 2013 and was secured by a letter of credit issued in our favor by SunTrust Bank backing the collectability of the Sustainable Note.
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
     On April 23, 2009, the credit rating of the financial institution that issued the letter of credit behind the Sustainable Note fell below the required minimum level. To avoid the occurrence of an event of default associated with the credit downgrade of SunTrust, on June 10, 2009, we, Sustainable Conservation and SunTrust agreed to collapse the transaction, the effect of which was: i) the acceleration of the maturity date of the Sustainable Note to June 10, 2009; (ii) satisfaction in full of the $37.9 million Sustainable Note owed to us; and iii) the satisfaction in full of the $34 million indebtedness owed by us to SunTrust under the Term Loan Agreement. As a result, we received net proceeds of approximately $3.5 million, after transaction costs.
     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of June 30, 2009 and December 31, 2008, we had $5.8 million and $12.1 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit outstanding as of June 30, 2009, provide financial assurances primarily for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

GLATFELTER

13.	ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at our Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to occur over the next eight years, will be accomplished by filling the lagoons and installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being depreciated as a charge to operations on the straight-line basis in relation to the expected closure period. The amount accrued represented the discounted present value of the expected cash flows to be incurred during the closure period. The present value of the discounted cash flows is being accreted as a charge to earnings on the effective interest method. Following is a summary of activity recorded during the first six months of 2009:

In thousands	Liability

Balance at December 31, 2008	$11,606
Accretion	322
Payments	(851)

Balance at June 30, 2009	$11,077

     Of the total liability at June 30, 2009, $1.6 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $9.5 million is recorded under the caption “Other long-term liabilities.”

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS
     The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Fixed-rate Bonds	$200,000	$163,404	$200,000	$167,727
Fixed rate note payable	—	—	34,000	36,164
Variable rate debt	72,029	76,300	73,419	75,202

Total	$272,029	$239,704	$307,419	$279,093

     We have $200.0 million of 7 1/8% fixed rate debt that is publicly registered, but is thinly traded, and therefore, market prices are not readily available. Accordingly, the values set forth above were derived from independent pricing service’s algorithm based on debt instruments with similar characteristics. The fair value of the remaining debt instruments was estimated using discounted cash flow models based on interest rates obtained from readily available, independent sources.

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
     Our liabilities, if any, for this contamination primarily arise under the federal Comprehensive Environmental, Response, Compensation and Liability Act (“CERCLA” or “Superfund”). The Governments have sought to recover “response actions” or “response

GLATFELTER

costs,” which are the costs of studying and cleaning up contamination, from various “responsible parties.” In addition, various natural resource trustee agencies of the United States, the States of Wisconsin and Michigan, and several Indian Tribes (the “Natural Resources Trustees” or “Trustees”) have sought to recover natural resource damages (“NRDs”), including natural resource damage assessment costs. Parties that have incurred response costs or NRDs either voluntarily or in response to the governments’ and Trustees’ demands may have an opportunity to seek contribution or other recovery of some or all of those costs from other parties who are jointly and severally responsible under Superfund for those costs. Therefore, as we incur costs, we also acquire a claim against other parties who may not have paid their equitable share of those costs. As others incur costs, they acquire a claim against us to the extent that they claim that we have not paid our equitable share of the total. Any party that resolves its liability to the United States or a state in a judicially or administratively approved settlement agreement obtains protection from contribution claims for matters addressed in the settlement.
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
     Further, in November 2007, EPA issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc., CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, us, U.S. Paper Mills Corp., and WTM I Company directing those respondents to implement the amended remedy in OU2—5. Shortly following issuance of the UAO, Appleton Papers Inc. and NCR Corp. commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA. However, in February 2009, the EPA sent a demand to each of the respondents on the UAO other than WTM I demanding payment of the government’s oversight costs under the UAO for the period from November 2007 through August 2008. In February 2009, we notified the EPA that we believed that its demand could prove distracting to litigation commenced by Appleton Papers and NCR against the other UAO respondents. In order to remove this distraction, and in the spirit of cooperation, we would satisfy the EPA’s demand, an amount which was insignificant, in full. We have paid this amount.
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
     NRDs. The Trustees claim that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. We deny (a) liability for most of these NRDs, (b) that if anyone is liable, that we are jointly and severally liable for the full amount; and (c) that the Trustees can pursue this claim at this late date as the limitations period for NRD claims is three years from discovery.
     Allocation. Since 1991, various potentially responsible parties have, without success, attempted to agree on a binding, final, allocation of costs and damages among themselves. All costs that they have incurred to date have been incurred individually, or under interim, nonbinding allocations. However, the consent decree in United States v. P. H. Glatfelter Co. affords us and WTM I contribution protection for claims seeking to reallocate costs of implementing the OU1 remedy, and Fort James Operating Co. (now Georgia-Pacific) has certain rights under its consent decree. Otherwise, the parties have not litigated their internal allocation with us.
     NCR and Appleton Papers Inc. have commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16, seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or Appleton Papers (the “Whiting Litigation”). They have to date joined a number of defendants, dismissed some of those, filed a parallel action, and consolidated the two cases. At present, the case involves allocation claims among the two plaintiffs and 28 defendants: us, George A. Whiting Paper Co., Menasha Corporation, Green Bay Packaging Inc., International Paper Company, Leicht Transfer & Storage Company, Neenah Foundry Company, Newpage Wisconsin System Inc., The Procter & Gamble Paper Products Company, Wisconsin Public Service Corp., the Cities of Appleton, De Pere, and Green Bay, Brown County, Green Bay Metropolitan Sewerage District, Heart of the Valley Metropolitan Sewerage District, Neenah-Menasha Sewerage Commission, WTM I Company, U.S. Paper Mills Corporation, Georgia-Pacific Consumer Products LP, Georgia-Pacific LLC, Fort James Operating Company, CBC Coating Company, Inc., Fort James Corporation, Kimberly-Clark Corporation, LaFarge North America Inc., Union Pacific Railroad Company, and the United States Army Corps of

GLATFELTER

Engineers. As the result of certain third-party claims, federal agencies other than the Corps of Engineers are also involved in this allocation. That litigation may be expected to result in an allocation of responsibility, at least as among these parties.
     On July 16, 2009, the United States lodged a proposed de minimis party consent decree (‘Consent Decree”) with the court asking that the Court approve a settlement with eleven defendants to resolve their liability for this site. The eleven settling defendants are: George A. Whiting Paper Co.; Green Bay Metropolitan Sewerage District; Green Bay Packaging, Inc.; Heart of the Valley Metropolitan Sewerage District; International Paper Co.; LaFarge North America Inc.; Leicht Transfer and Storage Co.; Neenah Foundry Co.; Procter & Gamble Paper Products Co.; Union Pacific Railroad Co.; and Wisconsin Public Service Corp. (collectively, the Settling Defendants”). The Consent Decree reflects the conclusion of the United States and the State of Wisconsin that each of the Settling Defendants qualifies for treatment as a de minimis party under CERCLA. The Consent Decree requires the Settling Defendants to make a collective payment of $1,875,000. If approved by the Court, the Consent Decree would remove these parties from the litigation.
     The court has entered a case management order segmenting the Whiting Litigation for discovery and trial. The first phase of the Whiting Litigation, addressing a single set of issues, is currently scheduled for trial beginning in December 2009. Resolution of those issues could adjudicate the entire case or it may resolve those issues sufficiently that the parties can then settle their remaining disputes. However, there can be no assurance that the first phase of the Whiting Litigation will result, directly or indirectly, in a judgment or settlement disposing of all claims among the parties.
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
     Reserves for the Fox River Site. As of June 30, 2009, our reserve for our claimed liability at the Fox River, including our remediation obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $18.4 million. No additional amounts were accrued during the first half of 2009 and 2008. Of our total reserve for the Fox River, $3.2 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $15.2 million is recorded under the caption “Other long term liabilities.”
     Under the OU1 Consent Decree which was signed in 2004, we contributed $27.0 million to past and future costs and NRDs. We later contributed $6.0 million under an agreed supplement to the OU1 Consent Decree and have since contributed an additional $9.5 million under the Amended Consent Decree. This amount includes $6.5 million contributed in January 2009. WTM I has contributed parallel amounts. These funds are placed into an escrow account from which we and WTM I pay for work on the project. As required by the Amended Consent Decree, in a quarterly report submitted to EPA in November 2008, we and WTM I concluded that the amounts in the escrow account would be sufficient to pay for the estimated cost of the work at OU1, including operation, maintenance, and other post-construction expenses. However, there can be no assurance that these amounts will in fact suffice. WTM I has filed a bankruptcy petition in the Bankruptcy Court in Richmond. There can be no assurance should additional amounts be required to complete the project that WTM I will be able to fulfill its obligation to pay half the additional cost.
     We believe that we have strong defenses to liability for remediation of OU2-5 including the existence of ample data that indicates that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup in OU2-5. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the OU2-5 work. NCR and Appleton Papers have recently commenced the Whiting Litigation and have joined us and others as defendants. Additional litigation associated with the remediation of the Site is likely. As illustrated by the Whiting Litigation, we believe that there are additional potentially responsible parties other than the PRPs who were named in the UAO or who have been joined in the Whiting Litigation, including the owners of public wastewater treatment facilities who discharged PCB-contaminated wastewater to the Fox River and entities providing PCB-containing wastepaper to each of the recycling mills.

GLATFELTER

     Even if we are not successful in establishing that we are not liable for the remediation of OU2-5, we do not believe that we would be allocated a significant percentage share of liability in any equitable allocation of the remediation costs and other potential damages associated with OU2–5. The accompanying consolidated financial statements do not include reserves for defense costs for the Whiting Litigation or any future defense costs related to our involvement at the Fox River which could be significant.
     In setting our reserve for the Fox River, we have assessed our legal defenses, including our defenses to the allegations made in the Whiting Litigation, and assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs at the Site who are also potentially jointly and severally liable. The existence and ability of other PRPs to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on each PRP, and any known insurance, indemnity or cost sharing agreements between PRPs and third parties. In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Fox River site.
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
     All remedial work in OU-1 has been completed and we and WTMI are in the process of decommissioning and performing the restoration of the staging area from which the remediation activity occurred, and completing all required reports for the project. We believe that these activities can be completed with the funds that remain in the OU1 Escrow Account.
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

GLATFELTER

16. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the three months ended June 30
Dollars in thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$184,364	$207,296	$94,615	$112,928	$—	$—	$278,979	$320,224
Energy sales, net	2,131	2,743	—	—	—	—	2,131	2,743

Total revenue	186,495	210,039	94,615	112,928	—	—	281,110	322,967
Cost of products sold	178,817	196,948	82,730	96,462	(39,438)	(2,841)	222,109	290,569

Gross profit	7,678	13,091	11,885	16,466	39,438	2,841	59,001	32,398
SG&A	14,085	13,772	8,299	9,689	4,164	1,916	26,548	25,377
Reversal of shutdown and restructuring charges	—	—	—	—	—	(856)	—	(856)
Losses on dispositions of plant, equipment and timberlands	—	—	—	—	27	16	27	16

Total operating income (loss)	(6,407)	(681)	3,586	6,777	35,247	1,765	32,426	7,861
Nonoperating income (expense)	—	—	—	—	(4,722)	(4,367)	(4,722)	(4,367)

Income (loss) before income taxes	$(6,407)	$(681)	$3,586	$6,777	$30,525	$(2,602)	27,704	$3,494

Supplementary Data
Net tons sold	171,293	182,700	20,073	22,356	—	—	191,366	205,056
Depreciation, depletion and amortization	$8,882	$8,980	$5,740	$6,968	$—	$—	$14,622	$15,948
Capital expenditures	3,436	7,751	2,705	8,399	100	—	6,241	16,150

Business Unit Performance	For the six months ended June 30
Dollars in thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$383,971	$408,242	$186,560	$217,480	—	$1	$570,531	$625,723
Energy sales, net	4,062	4,727	—	—	—	—	4,062	4,727

Total revenue	388,033	412,969	186,560	217,480	—	1	574,593	630,450
Cost of products sold	350,147	374,224	160,376	184,858	(38,245)	(5,288)	472,278	553,794

Gross profit	37,886	38,745	26,184	32,622	38,245	5,289	102,315	76,656
SG&A	25,925	27,979	17,122	19,709	8,014	1,824	51,061	49,512
Reversal of shutdown and restructuring charges	—	—	—	—	—	(856)	—	(856)
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(672)	(14,502)	(672)	(14,502)

Total operating income	11,961	10,766	9,062	12,913	30,903	18,823	51,926	42,502
Nonoperating income (expense)	—	—	—	—	(9,123)	(8,840)	(9,123)	(8,840)

Income (loss) before income taxes	$11,961	$10,766	$9,062	$12,913	$21,780	$9,983	$42,803	$33,662

Supplementary Data
Net tons sold	356,354	364,911	39,264	43,695	—	—	395,618	408,606
Depreciation, depletion and amortization	$17,749	$17,612	$11,301	$13,054	$—	$—	$29,050	$30,666
Capital expenditures	7,018	10,446	4,357	14,961	100	—	11,475	25,407

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
     Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture credits, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.
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
Condensed Consolidating Statement of Income for the
three months ended June 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$184,364	$10,766	$94,615	$(10,766)	$278,979
Energy sales — net	2,131	—	—	—	2,131

Total revenues	186,495	10,766	94,615	(10,766)	281,110
Costs of products sold	140,350	9,733	82,789	(10,763)	222,109

Gross profit	46,145	1,033	11,826	(3)	59,001
Selling, general and administrative expenses	17,495	529	8,524	—	26,548
Losses on dispositions of plant, equipment and timberlands, net	27	—	—	—	27

Operating income	28,623	504	3,302	(3)	32,426
Non-operating income (expense)
Interest expense	(4,384)	—	(760)	—	(5,144)
Interest income	(263)	1,298	(28)	(450)	557
Other income (expense) — net	(1,852)	1,403	(234)	548	(135)

Total other income (expense)	(6,499)	2,701	(1,022)	98	(4,722)

Income (loss) before income taxes	22,124	3,205	2,280	95	27,704
Income tax provision (benefit)	2,254	1,215	4,535	(170)	7,834

Net income (loss)	$19,870	$1,990	$(2,255)	$265	$19,870

Condensed Consolidating Statement of Income for the three months ended June 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$207,296	$10,566	$112,928	$(10,566)	$320,224
Energy sales — net	2,743	—	—	—	2,743

Total revenues	210,039	10,566	112,928	(10,566)	322,967
Costs of products sold	194,143	10,637	96,577	(10,788)	290,569

Gross profit	15,896	(71)	16,351	222	32,398
Selling, general and administrative expenses	14,853	554	9,970	—	25,377
Reversal of shutdown and restructuring charges	(856)	—	—	—	(856)
Losses on dispositions of plant, equipment and timberlands, net	2	14	—	—	16

Operating income	1,897	(639)	6,381	222	7,861
Non-operating income (expense)
Interest expense	(4,983)	—	(844)	—	(5,827)
Interest income	(1,239)	3,143	(547)	—	1,357
Other income (expense) — net	5,989	181	(208)	(5,859)	103

Total other income (expense)	(233)	3,324	(1,599)	(5,859)	(4,367)

Income (loss) before income taxes	1,664	2,685	4,782	(5,637)	3,494
Income tax provision (benefit)	(1,492)	998	740	92	338

Net income (loss)	$3,156	$1,687	$4,042	$(5,729)	$3,156

GLATFELTER

Condensed Consolidating Statement of Income for the six
months ended June 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$383,971	$22,489	$186,560	$(22,489)	$570,531
Energy sales — net	4,062	—	—	—	4,062

Total revenues	388,033	22,489	186,560	(22,489)	574,593
Costs of products sold	313,984	20,448	160,493	(22,647)	472,278

Gross profit	74,049	2,041	26,067	158	102,315
Selling, general and administrative expenses	32,324	1,073	17,664	—	51,061
(Gains) Losses on dispositions of plant, equipment and timberlands, net	28	(700)	—	—	(672)

Operating income	41,697	1,668	8,403	158	51,926
Non-operating income (expense)
Interest expense	(8,719)	(6)	(1,545)	—	(10,270)
Interest income	(485)	2,908	(108)	(1,050)	1,265
Other income (expense) — net	7,125	1,230	(179)	(8,294)	(118)

Total other income (expense)	(2,079)	4,132	(1,832)	(9,344)	(9,123)

Income (loss) before income taxes	39,618	5,800	6,571	(9,186)	42,803
Income tax provision (benefit)	8,210	2,239	1,279	(333)	11,395

Net income (loss)	$31,408	$3,561	$5,292	$(8,853)	$31,408

Condensed Consolidating Statement of Income for the six
months ended June 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$408,243	$21,993	$217,480	$(21,993)	$625,723
Energy sales — net	4,727	—	—	—	4,727

Total revenues	412,970	21,993	217,480	(21,993)	630,450
Costs of products sold	369,727	21,214	185,683	(22,830)	553,794

Gross profit	43,243	779	31,797	837	76,656
Selling, general and administrative expenses	27,893	1,017	20,602	—	49,512
Reversal of shutdown and restructuring charges	(856)	—	—	—	(856)
(Gains) Losses on dispositions of plant, equipment and timberlands, net	127	(14,604)	(25)	—	(14,502)

Operating income	16,079	14,366	11,220	837	42,502
Non-operating income (expense)
Interest expense	(10,289)	(11)	(1,672)	—	(11,972)
Interest income	19,346	6,293	(1,078)	(21,600)	2,961
Other income (expense) — net	6,359	559	(395)	(6,352)	171

Total other income (expense)	15,416	6,841	(3,145)	(27,952)	(8,840)

Income (loss) before income taxes	31,495	21,207	8,075	(27,115)	33,662
Income tax provision (benefit)	8,664	8,353	1,844	(8,030)	10,831

Net income (loss)	$22,831	$12,854	$6,231	$(19,085)	$22,831

GLATFELTER

Condensed Consolidating Balance Sheet as of June 30, 2009

	Parent			Adjustments/
In thousands	Company	Guarantors	Non Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$43,364	$285	$34,555	$—	$78,204
Other current assets	284,180	287,547	222,732	(450,641)	343,818
Plant, equipment and timberlands — net	266,932	7,046	210,376	—	484,354
Other assets	515,187	176,006	73,426	(631,159)	133,460

Total assets	$1,109,663	$470,884	$541,089	$(1,081,800)	$1,039,836

Liabilities and Shareholders’ Equity
Current liabilities	$353,610	$45,985	$217,687	$(439,890)	$177,392
Long-term debt	214,946	—	43,324	—	258,270
Deferred income taxes	53,975	15,717	27,013	(13,801)	82,904
Other long-term liabilities	106,393	13,928	9,225	10,985	140,531

Total liabilities	728,924	75,630	297,249	(442,706)	659,097
Shareholders’ equity	380,739	395,254	243,840	(639,094)	380,739

Total liabilities and shareholders’ equity	$1,109,663	$470,884	$541,089	$(1,081,800)	$1,039,836

Condensed Consolidating Balance Sheet as of December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$8,860	$756	$22,618	$—	$32,234
Other current assets	266,899	256,834	88,288	(252,436)	359,585
Plant, equipment and timberlands — net	277,215	7,470	208,879	—	493,564
Other assets	510,144	175,927	(29,767)	(484,378)	171,926

Total assets	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities	$336,182	$17,072	$85,668	$(248,820)	$190,102
Long-term debt	222,965	—	70,695	—	293,660
Deferred income taxes	53,976	24,615	26,272	(14,705)	90,158
Other long-term liabilities	107,288	13,838	8,941	10,615	140,682

Total liabilities	720,411	55,525	191,576	(252,910)	714,602
Shareholders’ equity	342,707	385,462	98,442	(483,904)	342,707

Total liabilities and shareholders’ equity	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

GLATFELTER

Condensed Consolidating Statement of Cash Flows for
the six months ended June 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$57,559	$3,131	$5,227	$(1,050)	$64,867
Investing activities
Purchase of plant, equipment and timberlands	(7,063)	(55)	(4,357)	—	(11,475)
Proceeds from disposal plant, equipment and timberlands	—	728	—	—	728
Proceeds from installment note receivable	—	—	37,850	—	37,850
Repayments from (advances of) intercompany loans, net	1,109	1,000	—	(2,109)	—

Total investing activities	(5,954)	1,673	33,493	(2,109)	27,103
Financing activities
Net (repayments of) proceeds from indebtedness	(8,829)	—	(30,756)	—	(39,585)
Payment of dividends to shareholders	(8,272)	—	—	—	(8,272)
(Repayments) borrowings of intercompany loans, net	—	(4,225)	2,116	—	—
Payment of intercompany dividends	—	(1,050)	—	1,050	—

Total financing activities	(17,101)	(5,275)	(28,640)	3,159	(47,857)
Effect of exchange rate on cash	—	—	1,857	—	1,857

Net increase (decrease) in cash	34,504	(471)	11,937	—	45,970
Cash at the beginning of period	8,860	736	22,618	—	32,234

Cash at the end of period	$43,364	$285	$34,555	$—	$78,204

Condensed Consolidating Statement of Cash Flows for
the six months ended June 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$14,431	$2,200	$1,922	$(21,600)	$(3,047)
Investing activities
Purchase of plant, equipment and timberlands	(9,308)	(1,139)	(14,960)	—	(25,407)
Proceeds from disposal plant, equipment and timberlands	1	14,996	—	—	14,997
Repayments from (advances of) intercompany loans, net	4,000	(16,778)	(9,158)	21,936	—
Return (contributions) of intercompany capital, net	—	26,597	—	(26,597)	—

Total investing activities	(5,307)	23,676	(24,118)	(4,661)	(10,410)
Financing activities
Net (repayments of) proceeds from indebtedness	(30,001)	—	38,991	—	8,990
Payment of dividends to shareholders	(8,220)	—	—	—	(8,220)
(Repayments) borrowings of intercompany loans, net	28,536	(4,000)	(2,600)	(21,936)	—
Return of intercompany capital, net	—	—	(26,597)	26,597	—
Payment of intercompany dividends	—	(21,600)	—	21,600	—
Proceeds from stock options exercised	642	—	—	—	642

Total financing activities	(9,043)	(25,600)	9,794	26,261	1,412
Effect of exchange rate on cash	(92)	—	915	—	823

Net increase (decrease) in cash	(11)	276	(11,487)	—	(11,222)
Cash at the beginning of period	6,693	162	22,978	—	29,833

Cash at the end of period	$6,682	$438	$11,491	$—	$18,611

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
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand, including the impact of any unplanned market-related downtime, for, or the pricing of, our products;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;
iv.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;

v.	our ability to renew our electricity sales agreement at acceptable margins in relation to our current coal supply contract;

vi.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vii.	the impairment of financial institutions as a result of the current credit market conditions and any resulting impact on us, our customers or our vendors;

viii.	the gain or loss of significant customers and/or on-going viability of such customers;

ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xi.	geopolitical events, including war and terrorism;

xii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiii.	adverse results in litigation; and

xiv.	our ability to finance, consummate and integrate future acquisitions.

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
     Overview Our results of operations for the first six months of 2009 when compared with the same period of 2008 were significantly and adversely impacted by the weak global economic conditions. Overall volumes shipped by Specialty Papers declined 2.3% and Composite Fibers declined 10.1% in the period-to-period comparison. As a result of the soft demand for most of our products and our efforts to reduce inventory, we incurred significant market-related downtime at many of our facilities which adversely affected results of operations. However, we generated $64.9 million of cash from operations, including alternative fuel mixture credits, by reducing inventories, controlling costs and deferring discretionary capital spending. During the first half of 2009, we registered two of our facilities with the U.S. Internal Revenue Service as alternative fuel mixers based on their use of black liquor as an alternative fuel source. Our results of operations in the first half of 2009 included, on a pre-tax basis, $40.8 million of alternative fuel mixture credits, of which $29.7 million was received in cash. We intend to realize remaining credits in the form of non-taxable income tax credits.
     Specialty Papers’ operating income totaled $12.0 million and $10.8 million for the first half of 2009 and 2008, respectively. The weak economic environment adversely affected demand in all markets served by Specialty Papers. As a result of weak demand and our efforts to reduce inventory, during the second quarter of 2009, this unit incurred market related downtime totaling 14,400 tons of paper, or 8% of its total quarterly capacity. We reduced Specialty Papers’ inventories by 14.4% during the second quarter of 2009.
     Our Composite Fibers business unit’s operating income declined to $9.1 million from $12.9 million in the first half of 2008. Volumes shipped during the first half of 2009 declined 10.1% compared to 2008 as a result of the weak economic environment and our customers’ actions to reduce their inventory levels. Demand for tea and coffee filter papers, this unit’s largest product line, declined by 1.4% primarily due to weak order patterns and customers’ inventory destocking primarily in Russia, Eastern Europe and other related regions. As a result of weak demand and our inventory reduction efforts, during the second quarter we incurred unscheduled downtime totaling 3,380 tons of paper, or 22% of the unit’s total quarterly capacity. We reduced inventory in this business unit by 12.2% during the second quarter of 2009.
     In addition, our after-tax consolidated results of operations were adversely affected by $13.8 million of lower gains in 2009 from the sale of timberlands. We also recorded $3.7 million of pension expense in the first six months of 2009 compared with pension income of $8.0 million in the year-earlier quarter.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2009 versus the
Six Months Ended June 30, 2008
     The following table sets forth summarized results of operations:

	Six months ended June 30
In thousands, except per share	2009	2008

Net sales	$570,531	$625,723
Gross profit	102,315	76,656
Operating income	51,926	42,502
Net income	31,408	22,831
Diluted earnings per share	0.69	0.50

     The consolidated results of operations for the six months ended June 30, 2009 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2009
Alternative fuel mixing credit	$30,418	$0.67

2008
Timberland sales	$8,656	$0.19
Reversal of shutdown and restructuring charges	532	0.01
Acquisition integration related costs	(588)	(0.01)
     The above items increased earnings by $30.4 million, or $0.67 per diluted share, in the first six months of 2009. In the comparable period a year ago, the above items increased earnings by $8.6 million, or $0.19 per diluted share.

GLATFELTER

	For the six months ended June 30
Dollars In thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$383,971	$408,242	$186,560	$217,480	—	$1	$570,531	$625,723
Energy sales, net	4,062	4,727	—	—	—	—	4,062	4,727

Total revenue	388,033	412,969	186,560	217,480	—	1	574,593	630,450
Cost of products sold	350,147	374,224	160,376	184,858	(38,245)	(5,288)	472,278	553,794

Gross profit	37,886	38,745	26,184	32,622	38,245	5,289	102,315	76,656
SG&A	25,925	27,979	17,122	19,709	8,014	1,824	51,061	49,512
Shutdown and restructuring charges	—	—	—	—	—	(856)	—	(856)
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(672)	(14,502)	(672)	(14,502)

Total operating income	11,961	10,766	9,062	12,913	30,903	18,823	51,926	42,502
Nonoperating income (expense)	—	—	—		(9,123)	(8,840)	(9,123)	(8,840)

Income (loss) before income taxes	$11,961	$10,766	$9,062	$12,913	$21,780	$9,983	$42,803	$33,662

Supplementary Data
Net tons sold	356,354	364,911	39,264	43,695	—	—	395,618	408,606
Depreciation, depletion and amortization	$17,749	$17,612	$11,301	$13,054	$—	$—	$29,050	$30,666
Capital expenditures	7,018	10,446	4,357	14,961	100	—	11,475	25,407

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
     Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture credits, charges related to the Fox River environmental reserves, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.
     Sales and Costs of Products Sold

	Six months ended
	June 30
In thousands	2009		2008	Change

Net sales	$570,531		$625,723	$(55,192)
Energy sales — net	4,062		4,727	(665)

Total revenues	574,593		630,450	(55,857)
Costs of products sold	472,278	(1)	553,794	(81,516)

Gross profit	$102,315		$76,656	$25,659

Gross profit as a percent of Net sales	17.9%		12.3%

(1)	Includes $40.8 million of alternative fuel mixture credits, net of related expenses.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2009	2008

Business Unit
Specialty Papers	67.3%	65.2%
Composite Fibers	32.7	34.8

Total	100.0%	100.0%

     Net sales totaled $570.5 million for the first six months of 2009, a decrease of $55.2 million, or 8.8%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the first six months of 2009 decreased $24.3 million to $384.0 million. Operating income totaled $12.0 million, an increase of $1.2 million, or 11.1%, over the same period a year ago. The improved operating income is primarily due to increases in average selling prices outpacing increases in input costs and improved operating efficiencies. Higher average selling prices contributed $7.6 million of the increase in operating profit. These price increases were

GLATFELTER

partially offset by lower volumes and expected mix changes between carbonless papers and uncoated papers. In addition, this business unit’s results were adversely impacted by $2.0 million of higher input costs, largely driven by caustic soda and coal. Unplanned downtime at the Spring Grove and Chillicothe facilities further reduced operating results by approximately $8.5 million in the first six months of 2009 compared to the same period of 2008.
     In Composite Fibers, net sales were $186.6 million for the first six months of 2009, a decline of $30.9 million from the year-earlier period. Operating income declined by $3.9 million in the comparison to $9.1 million. Total volumes shipped by this business unit declined 10.1% led by lower shipments of composite laminates and metallized products, which declined 26.3% and 9.3%, respectively, and, to a lesser extent, a 1.4% decline in food & beverage paper product shipments. The translation of foreign currencies adversely impacted net sales by $26.6 million; however, higher average selling prices contributed $6.8 million.
     Energy and raw material costs in the Composite Fibers business unit were $8.2 million higher in the first six months of 2009 than in the same period a year ago. Market-related downtime adversely impacted operating results by $5.3 million in the first half of 2009 compared to the first half of 2008.
     Alternative Fuel Mixture Credits The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. The accompanying consolidated statement of income for the six months ended June 30, 2009 includes a credit of $40.8 million recorded in cost of products sold representing alternative fuel mixture credits earned through June 30, 2009, net of associated expenses.
     We began mixing black liquor and diesel fuel in late February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service in March 2009. On May 11, 2009, the Company was notified by the Internal Revenue Service that its application to be registered as an alternative fuel mixer was approved. We subsequently filed an excise tax refund claim for the alternative fuel mixture consumed at its Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009 (the “First Refund Claim”). We received a payment from the Internal Revenue Service (“IRS”) on June 30, 2009 in the amount of $29.7 million related to the First Refund Claim. In addition, for the period May 18, 2009 through June 30, 2009, we earned an additional $12.8 million of alternative fuel mixture credits for which a claim has yet to be submitted to the IRS. We intend to realize the balance of the credits in the form of a non-taxable income tax credit in connection with the filing of our 2009 federal corporate income tax return.
     According to the Internal Revenue Code, the tax credit is scheduled to expire on December 31, 2009. However, there can be no assurances that the incentive program for alternative fuel mixtures will continue in effect or that its provisions, including taxes applicable to the credits, will not be changed, or that we will be successful in receiving future credits under the program.
     Pension Expense/Income Pension expense or income results from the over-funded status of our pension plans. The following summarizes the amounts of pension expense or income recognized for the first six months of 2009 compared to the same period of 2008:

	Six months ended
	June 30
In thousands	2009	2008	Change

Recorded as:
Costs of products sold	$2,502	$(5,465)	$7,967
SG&A expense	1,203	(2,500)	3,703

Total	$3,705	$(7,965)	$11,670

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. As discussed in Item 1 — Financial Statements — Note 9, the fair value of the plans’ assets declined approximately 29% during 2008. As a result, during 2009 we expect to recognize net pension expense totaling approximately $7.3 million, on a pre-tax basis. However, we do not expect to be required to make cash contributions to our qualified defined benefit pension plans in 2009.
     Selling, general and administrative (“SG&A”) expenses increased $1.5 million in the period-to-period comparison and totaled $51.1 million for the first six months of 2009. Benefits from our cost control initiatives were more than offset by $1.2 million of pension expense recorded in the first six months of 2009 compared with $2.5 million of pension income in the same period of 2008. In addition, SG&A expenses for the first six months of 2008 included a $1.5 million non-recurring benefit from a recovery in a litigation matter, net of legal fees.

GLATFELTER

     Gain on Sales of Plant, Equipment and Timberlands During the first six months of 2009 and 2008, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	189	$728	$699
Other	n/a	—	(27)

		$728	$672

2008
Timberlands	3,595	$14,997	$14,603
Other	n/a	—	(101)

		$14,997	$14,502

     Income taxes Our results of operations for the first six months of 2009 reflect an effective tax rate of 26.6% compared to 32.2% in the same period a year ago. The decline in the effective tax rate is primarily due to a lower proportion of timberland gains, which are taxed at a higher effective tax rate, and by $40.8 million of alternative fuel mixture credits taxed at a lower effective tax rate. In addition, approximately $12.8 million of the alternative fuel mixture credits included in pre-tax income are treated as non-taxable.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first six months of 2009, Euro functional currency operations generated approximately 19.8% of our sales and 18.8% of operating expenses and British Pound Sterling operations represented 10.2% of net sales and 10.1% of operating expenses. The translation of results from these international operations into U.S. dollars is impacted by changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on first half 2009 reported results compared to the first half 2008:

Six months
In thousands	ended June 30
Favorable
(unfavorable)

Net sales	$(26,617)
Costs of products sold	25,710
SG&A expenses	3,267
Income taxes and other	(57)

Net income	$2,303

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three Months Ended June 30, 2009 versus the
Three Months Ended June 30, 2008
     The following table sets forth summarized results of operations:

	Three months ended
	June 30
In thousands, except per share	2009	2008

Net sales	$278,979	$320,224
Gross profit	59,001	32,398
Operating income	32,426	7,861
Net income	19,870	3,156
Diluted earnings per share	0.43	0.07

     The consolidated results of operations for the three months ended June 30 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2009
Alternative fuel mixing credit	$30,418	$0.67
Timberland sales and related transaction costs	(441)	(0.01)

2008
Reversal of shutdown and restructuring charges	$532	$0.01
     The above items increased earnings by $30.0 million, or $0.66 per diluted share, and $0.5 million, or $0.01 per diluted share, in the second quarters of 2009 and 2008, respectively.

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the three months ended June 30
Dollars in thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$184,364	$207,296	$94,615	$112,928	$—	$—	$278,979	$320,224
Energy sales, net	2,131	2,743	—	—	—	—	2,131	2,743

Total revenue	186,495	210,039	94,615	112,928	—	—	281,110	322,967
Cost of products sold	178,817	196,948	82,730	96,462	(39,438)	(2,841)	222,109	290,569

Gross profit	7,678	13,091	11,885	16,466	39,438	2,841	59,001	32,398
SG&A	14,085	13,772	8,299	9,689	4,164	1,916	26,548	25,377
Shutdown and restructuring charges	—	—	—	—	—	(856)	—	(856)
Losses on dispositions of plant, equipment and timberlands	—	—	—	—	27	16	27	16

Total operating income (loss)	(6,407)	(681)	3,586	6,777	35,247	1,765	32,426	7,861
Nonoperating income (expense)	—	—	—	—	(4,722)	(4,367)	(4,722)	(4,367)

Income (loss) before income taxes	$(6,407)	$(681)	$3,586	$6,777	$30,525	$(2,602)	27,704	$3,494

Supplementary Data
Net tons sold	171,293	182,700	20,073	22,356	—	—	191,366	205,056
Depreciation, depletion and amortization	$8,882	$8,980	$5,740	$6,968	$—	$—	$14,622	$15,948
Capital expenditures	3,436	7,751	2,705	8,399	100	—	6,241	16,150

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended June 30, 2009 and 2008.
     Sales and Costs of Products Sold

	Three months ended
	June 30
In thousands	2009		2008	Change

Net sales	$278,979		$320,224	$(41,245)
Energy sales — net	2,131		2,743	(612)

Total revenues	281,110		322,967	(41,857)
Costs of products sold	222,109	(1)	290,569	(68,460)

Gross profit	$59,001		$32,398	$26,603

Gross profit as a percent of Net sales	21.1%		10.1%

(1)	Includes $40.8 million of alternative fuel mixture credits, net of related expenses.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2009	2008

Business Unit
Specialty Papers	66.1%	64.7%
Composite Fibers	33.9	35.3

Total	100.0%	100.0%

     Net sales totaled $279.0 million for the second quarter of 2009, a decrease of $41.2 million, or 12.9%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the three months ended June 30, 2009 totaled $184.4 million, a decrease of $22.9 million when compared with the same period of 2008. Operating loss totaled $6.4 million compared with a loss of $0.7 million in the second quarter of 2008. Average selling prices were essentially unchanged in the second quarter of 2009 compared with the same quarter of 2008 however the mix of products sold was unfavorable. The weak economic environment adversely affected demand in all markets served by Specialty Papers as volumes shipped during the second quarter declined 6.2% compared with the same period in 2008. We successfully reduced Specialty Papers’ inventories by 14.4% during the second quarter of 2009 in line with our strategies to maximize cash generated from operations by controlling inventories and other working capital uses. As a result, this unit incurred unscheduled downtime totaling 14,400 tons of paper, or 8% of its total quarterly capacity, which adversely impacted results by $7.0 million, pre-tax.
     Lower input costs, primarily related to purchased pulps, energy and wood partially offset by higher costs for caustic soda and starch, benefitted operating results by $1.3 million in the comparison.
     In Composite Fibers, net sales were $94.6 million for the second quarter of 2009, a decline of $18.3 million from the year-earlier quarter. Operating income declined by $3.2 million in the comparison to $3.6 million. Volumes shipped during the quarter declined 10.2% compared with 2008 as a direct result of the weak economic environment and our customers’ actions to reduce their inventory levels. Demand for tea and coffee filter papers, this unit’s largest product line, declined by 7.3% primarily due to weak order patterns in developing markets such as Russia and other Eastern European countries. In addition, demand was off from prior year levels by 21.9% in composite laminate papers and 17.5% in technical specialty products. As a result of weak demand, we incurred unscheduled downtime totaling 3,380 tons of paper, or 22% of the unit’s total quarterly capacity, adversely impacting results by $3.8 million. On a constant currency basis, higher average selling prices contributed approximately $2.6 million to net sales; however, the translation of foreign currencies unfavorably affected net sales by approximately $12.3 million.
     The Composite Fibers business unit was adversely impacted by higher energy and raw material costs totaling approximately $3.6 million.
     Alternative Fuel Mixture Credits The accompanying consolidated statement of income for the three months ended June 30, 2009 includes a credit of $40.8 million recorded in cost of products sold representing alternative fuel mixture credits earned through June 30, 2009, net of associated expenses.
     Pension Expense/Income Pension expense or income results from the over-funded status of our pension plans. The following summarizes the amounts of pension expense or income recognized for the second quarter of 2009 compared to the same period of 2008:

	Three months ended
	June 30
In thousands	2009	2008	Change

Recorded as:
Costs of products sold	$1,314	$(2,925)	$4,239
SG&A expense	709	(1,271)	1,980

Total	$2,023	$(4,196)	$6,219

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year.
     Selling, general and administrative (“SG&A”) expenses increased by $1.2 million in the quarter-to-quarter comparison and totaled $26.5 million in the second quarter of 2009. The increase was primarily due to recording pension expense in 2009 compared with pension

GLATFELTER

income in 2008 together with legal and professional fees associated with the alternative fuel mixture credits and with the unwinding of the 2003 timberland installment sale.
     Income taxes For the second quarter of 2009, results of operations reflect an effective tax rate of 28.3% on pretax income of $27.7 million compared with 9.7% and $3.5 million, respectively, in the same period a year ago. The effective rate in the second quarter of 2009 benefited from approximately $12.8 million of the alternative fuel mixture credits included in pre-tax income that are treated as non-taxable. The effective tax rate in the second quarter of 2008 benefited from tax benefits recorded upon the filing of an international subsidiary’s tax return and the reversal of a tax reserve in a foreign jurisdiction where the statute expired.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the second quarter of 2009, Euro functional currency operations generated approximately 19.9% of our sales and 18.3% of operating expenses and British Pound Sterling operations represented 11.3% of net sales and 10.7% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on the second quarter of 2009 reported results compared to the second quarter of 2008:

Three months
In thousands	ended
Favorable
(unfavorable)
Net sales	$(12,340)
Costs of products sold	12,077
SG&A expenses	1,414
Income taxes and other	66

Net income	$1,217

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for our business strategy, new or enhanced equipment, environmental compliance matters, and to support our research and development efforts. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Six months ended
	June 30
In thousands	2009	2008

Cash and cash equivalents at beginning of period	$32,234	$29,833
Cash provided by (used for)
Operating activities	64,867	(3,047)
Investing activities	27,103	(10,410)
Financing activities	(47,857)	1,412
Effect of exchange rate changes on cash	1,857	823

Net cash (used) provided	45,970	(11,222)

Cash and cash equivalents at end of period	$78,204	$18,611

     At the end of the 2009 second quarter, we had $78.2 million in cash and $181 million available under its revolving credit agreement which matures in April 2011. Operating cash flow improved by $67.9 million primarily due to significant reduction in inventories and accounts receivable compared to increases in the prior periods together with $29.7 million of cash from alternative fuel mixture credits.
     Net cash provided from investing activities totaled $27.3 million in the first six months of 2009 compared with a net use of $10.4 million in the first half of 2008. The improvement reflects the collection of a $37.9 million note receivable in connection with the unwinding of the 2003 timberland installment sale; and reduced capital expenditures totaling $13.9 million in connection with the deferral of discretionary capital expenditures.
     During the first six months of 2009 and 2008, cash dividends paid on common stock totaled $8.3 million and $8.2 respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     During the first six months of 2009, net debt, defined as total debt less cash balances and term notes secured by letters of credit decreased by $49.7 million to $160.7 million.

GLATFELTER

     The following table sets forth our outstanding long-term indebtedness:

	June 30,	Dec. 31,
In thousands	2009	2008

Revolving credit facility, due April 2011	$13,334	$6,724
Term Loan, due April 2011	22,000	30,000
Term Loan, due January 2013	36,695	36,695
Note payable, due March 2013	—	34,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	272,029	307,419
Less current portion	(13,759)	(13,759)

Long-term debt, net of current portion	$258,270	$293,660

     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements — Note 12. As of June 30, 2009, we had $181 million of borrowing capacity available under our revolving credit agreement. Although we do not have immediate intentions to make additional use of the facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.
     Alternative Fuel Mixture Credits We filed an excise tax refund claim for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009 (the “First Refund Claim”). We received a payment from the Internal Revenue Service (“IRS”) on June 30, 2009 in the amount of $29.7 million related to the First Refund Claim.
     In addition, for the period May 18, 2009 through June 30, 2009, we earned an additional $12.8 million of alternative fuel mixture credits for which a claim has yet to be submitted. We intend to claim this amount as a non-taxable income tax credit in connection with the filing of our 2009 federal corporate income tax return.
     As a result of the collapse of the installment sale transaction, approximately $11.0 million of long-term deferred tax liability that was recorded in connection with the March 2003 sale of timberlands became currently payable on or prior to September 15, 2009. However, we intend to satisfy this tax liability with the income tax credits discussed above.
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
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements — Note 15, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Our credit agreement, as amended, contains a number of customary compliance covenants. A breach of these requirements, of which we were not aware of any at June 30, 2009, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become payable immediately.
     Off-Balance-Sheet Arrangements As of June 30, 2009 and December 31, 2008, we had not entered into any off-balance-sheet arrangements.
     Outlook For Specialty Papers, we expect volumes in the third quarter of 2009 to be higher than the second quarter by approximately 10% and that selling prices for most products will be relatively in line with the second quarter of 2009. Further, we expect downtime to be significantly reduced as a result of our current inventory position and increased order rates.
     In the Composite Fibers business unit, we anticipate shipping volumes to be approximately 5% higher than the second quarter due primarily to seasonality. Selling prices and input costs are expected to be in line with the second quarter. Paper machine downtime in this business unit is expected to be reduced by approximately 50% compared to the second quarter due to the current inventory position and the seasonal increase in shipments.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2009
Dollars in thousands	2009	2010	2011	2012	2013	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$163,404
At variable interest rates	68,590	58,270	41,478	36,695	1,407	72,029	76,300

						$272,029	$239,704

Weighted-average interest rate
On fixed rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	2.57	2.77	3.29	3.52	3.52

     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2009, we had long-term debt outstanding of $272.0 million, of which $72.0 million or 26.5% was at variable interest rates.
     Variable-rate debt outstanding represents borrowings under (i) credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; (ii) the term loan that matures in April 2011, under which we are required to make quarterly repayments and (iii) the 2008 Term Loan that bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.2% per annum. At June 30, 2009, the weighted average interest rate paid on variable rate debt was 2.57%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.8 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2009, Euro functional currency operations generated approximately 19.8% of our sales and 18.8% of operating expenses and British Pound Sterling operations represented 10.2% of net sales and 10.1% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of holders of Glatfelter common stock was held on April 30, 2009 at which shareholders voted on the following matters (with the indicated tabulated results).
i.	The election of three members of the Board of Directors to serve for a term of one year expiring on the date of the 2010 Annual Meeting of Shareholders.

Director Nominee	For	Withheld

George H. Glatfelter II	38,127,310	2,434,352
Ronald J. Naples	37,608,966	2,952,696
Richard L. Smoot	34,571,938	5,989,724
ii.	A proposal to approve an increase in the number of shares of the Company’s common stock that are available to be awarded under the Company’s Amended and Restated Long-Term Incentive Plan and to approve the Amended and Restated Long-Term Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code.

For	Against	Abstained

37,639,373	2,867,995	54,294
iii.	the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

For	Against	Abstained	Broker Non Votes

29,610,305	6,486,515	650,603	3,814,239
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated by reference as indicated.

3.1	Amended and Restated by-laws, as amended through February 18, 2009.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
GLATFELTER

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
August 7, 2009	By	/s/ David C. Elder
David C. Elder
Vice President and Corporate Controller
GLATFELTER

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Amended and Restated by-laws as amended through February 18, 2009.
31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.
GLATFELTER