Form 10-Q
period 2009-09-30
GLATFELTER P H CO
filed 2009-11-06
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑.
As of October 31, 2009, P. H. Glatfelter Company had 45,596,601 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
for the QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2009

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
In thousands, except per share	2009	2008	2009	2008

Net sales	$312,358	$339,822	$882,889	$965,545
Energy sales — net	2,132	2,885	6,194	7,612

Total revenues	314,490	342,707	889,083	973,157
Costs of products sold	232,025	285,535	704,303	839,329

Gross profit	82,465	57,172	184,780	133,828

Selling, general and administrative expenses	29,303	24,802	80,364	74,314
Reversal of shutdown and restructuring charges	—	—	—	(856)
Gains on dispositions of plant, equipment and timberlands, net	(9)	(3,975)	(681)	(18,477)

Operating income	53,171	36,345	105,097	78,847
Non-operating income (expense)
Interest expense	(4,528)	(5,654)	(14,798)	(17,626)
Interest income	318	1,170	1,583	4,131
Other — net	204	146	86	317

Total other income (expense)	(4,006)	(4,338)	(13,129)	(13,178)

Income before income taxes	49,165	32,007	91,968	65,669
Income tax provision	3,171	10,345	14,566	21,176

Net income	$45,994	$21,662	$77,402	$44,493

Earnings per share
Basic	$1.01	$0.48	$1.70	$0.98
Diluted	1.00	0.47	1.69	0.97

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Weighted average shares outstanding
Basic	45,699	45,279	45,649	45,221
Diluted	45,865	45,650	45,712	45,669
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
In thousands	2009	2008

Assets
Current assets
Cash and cash equivalents	$116,240	$32,234
Accounts receivable — net	136,215	132,635
Inventories	163,340	193,354
Prepaid expenses and other current assets	66,713	33,596

Total current assets	482,508	391,819

Plant, equipment and timberlands — net	477,093	493,564

Other assets	134,636	171,926

Total assets	$1,094,237	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$13,759	$13,759
Short-term debt	3,150	5,866
Accounts payable	62,926	59,750
Dividends payable	4,164	4,089
Environmental liabilities	989	5,734
Other current liabilities	107,934	100,904

Total current liabilities	192,922	190,102

Long-term debt	246,828	293,660

Deferred income taxes	77,971	90,158

Other long-term liabilities	142,144	140,682

Total liabilities	659,865	714,602

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	47,260	45,806
Retained earnings	669,947	605,001
Accumulated other comprehensive loss	(153,111)	(176,133)

	564,640	475,218
Less cost of common stock in treasury	(130,268)	(132,511)

Total shareholders’ equity	434,372	342,707

Total liabilities and shareholders’ equity	$1,094,237	$1,057,309

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30
In thousands	2009	2008

Operating activities
Net income	$77,402	$44,493
Adjustments to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	45,823	46,374
Pension expense (income)	5,045	(11,944)
Reversal of shutdown and restructuring charges	—	(856)
Deferred income tax provision	(18,599)	4,366
Gains on dispositions of plant, equipment and timberlands, net	(681)	(18,477)
Stock-based compensation	3,704	3,575
Alternative fuel mixture credits, net of credits applied to taxes due	(34,888)	—
Change in operating assets and liabilities:
Accounts receivable, net	197	(34,768)
Inventories	33,645	(1,215)
Prepaid expenses and other current assets	5,245	5,925
Accounts payable	1,492	(11,482)
Environmental matters	(7,383)	(12,503)
Accruals and other current liabilities	8,220	2,906
Other	292	1,365

Net cash provided by operating activities	119,514	17,759

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(16,704)	(40,839)
Proceeds from disposals of plant, equipment and timberlands, net	728	19,280
Proceeds from timberland installment sale note receivable	37,850	—

Net cash provided (used) by investing activities	21,874	(21,559)

Financing activities
Net repayments of revolving credit facility	(1,623)	(25,000)
Net repayments of short term debt	(2,640)	(846)
Repayment of Note payable, due March 2013	(34,000)	—
Proceeds from Term Loan, due January 2013	—	36,695
Principal repayments — 2011 Term Loan	(12,000)	(9,000)
Payment of dividends	(12,433)	(12,343)
Proceeds from stock options exercised and other	—	1,150

Net cash used by financing activities	(62,696)	(9,344)

Effect of exchange rate changes on cash	5,314	(742)

Net increase (decrease) in cash and cash equivalents	84,006	(13,886)
Cash and cash equivalents at the beginning of period	32,234	29,833

Cash and cash equivalents at the end of period	$116,240	$15,947

Supplemental cash flow information
Cash paid for
Interest	$9,523	$12,182
Income taxes	16,175	18,239
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
unaudited

1.	ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”, “our”, “us” or “we”) is a manufacturer of specialty papers and engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gloucestershire (Lydney), England; Caerphilly, Wales; Gernsbach, Germany; Scaër, France; and the Philippines. Our products are marketed throughout the United States and in over 85 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.
2.	ACCOUNTING POLICIES
     Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. We have evaluated all subsequent events through November 6, 2009, the date the financial statements were issued.
     We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2008 Annual Report on Form 10-K (“2008 Form 10-K”).
     Accounting Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Management believes the estimates and assumptions used in the preparation of these financial statements are reasonable, based upon currently available facts and known circumstances, but recognizes that actual results may differ from those estimates and assumptions.
3.	RECENT PRONOUNCEMENTS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification (“ASC”) and the Hierarchy of GAAP, a replacement of SFAS No. 162” (“SFAS 168”) as codified under ASC 105 “Generally Accepted Accounting Principles”. SFAS No. 168 became the source of authoritative GAAP recognized by the FASB. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The issuance of SFAS No. 168 requires references to authoritative US GAAP to coincide with the appropriate section of the ASC. Accordingly, this standard did not have an impact on our financial condition or results of operations.
     On December 30, 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”) as codified under ASC 715-20 “Defined Benefit Plans – General.” This standard, which will be effective for us beginning December 31, 2009, will require more detailed disclosures about pension plan assets, our investment strategies, major categories of plan assets, concentrations of risk within the plan, and valuation techniques used to measure fair value. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on our consolidated financial position or results of operations.
4.	ALTERNATIVE FUEL MIXTURE CREDITS
     The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. We began mixing black liquor and diesel fuel in late February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service in March 2009. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We subsequently filed an excise tax refund claim for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009 and received a payment from the Internal Revenue Service (“IRS”) on June 30, 2009 in the amount of $29.7 million.

GLATFELTER

     For the period May 18, 2009 through September 30, 2009, we earned an additional $45.8 million of alternative fuel mixture credits for which a claim has yet to be submitted to the IRS. Of this amount, $10.9 million was used to reduce estimated interim tax payments. We intend to claim the balance of this amount as a non-taxable income tax credit in connection with the filing of our 2009 federal corporate income tax return.
     The accompanying condensed consolidated statement of income for the three months and nine months ended September 30, 2009 includes $33.0 million and $73.8 million, respectively, recorded as a credit to cost of products sold representing alternative fuel mixture credits earned through September 30, 2009, net of associated expenses. On an after-tax basis, we recognized $32.9 million of alternative fuel mixture credits during the third quarter of 2009 and $63.3 million in the nine months ended September 30, 2009.
     According to the Internal Revenue Code, the tax credit is scheduled to expire on December 31, 2009. However, there can be no assurances that the incentive program for alternative fuel mixtures will continue in effect or that its provisions, including taxes applicable to the credits, will not be changed, or that we will be successful in receiving future credits under the program.
5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     During the first nine months of 2009 and 2008, we completed sales of timberlands as summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	189	$728	$699
Other	n/a	—	(18)

	189	$728	$681

2008
Timberlands	4,561	$19,280	$18,646
Other	n/a	—	(169)

	4,561	$19,280	$18,477

6.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	September 30
In thousands, except per share	2009	2008

Net income	$45,994	$21,662

Weighted average common shares outstanding used in basic EPS	45,699	45,279
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	166	371

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,865	45,650

Earnings per share
Basic	$1.01	$0.48
Diluted	1.00	0.47

	Nine months ended
	September 30
In thousands, except per share	2009	2008

Net income	$77,402	$44,493

Weighted average common shares outstanding used in basic EPS	45,649	45,221
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	63	448

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,712	45,669

Earnings per share
Basic	$1.70	$0.98
Diluted	1.69	0.97

     Approximately 1,244,410 and 674,534 of potential common shares have been excluded from the computation of diluted earnings per share for the three month period ended September 30, 2009 and 2008, respectively, due to their anti-dilutive nature. The amounts excluded for the nine month period ended September 30, 2009 and 2008, were 2,287,620 and 674,534, respectively.
7.	INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

GLATFELTER

     As of September 30, 2009 and December 31, 2008, we had $28.7 million and $29.2 million, respectively, of gross unrecognized tax benefits. As of September 30, 2009, if such benefits were to be recognized, approximately $25.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Year
	Examination in	Not under
Jurisdiction	progress	examination

United States
Federal	N/A	2007 and 2008
State	2004	2004 — 2008
International
Germany (1)	2003 — 2006	2007 and 2008
France	N/A	2006 — 2008
United Kingdom	N/A	2006 — 2008
Philippines	2005 — 2008	N/A

(1)	— includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may change within the next twelve months by as much as $7.6 million. Substantially all of this relates to tax positions taken in the U.S. and in Germany.
     On July 14, 2009, we received notification that the IRS’ examination of our federal returns for the tax years 2004 through 2006 was completed. Accordingly, we recognized a benefit in the third quarter of 2009 of $0.6 million, net, of previously unrecognized tax benefits related to uncertain tax positions for these periods.
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the third quarter of 2009 and first nine months of 2009 totaled $0.1 million and $0.7 million, respectively. Accrued interest was $3.4 million and $2.6 million as of September 30, 2009 and December 31, 2008, respectively. We did not record any penalties associated with uncertain tax positions during the third quarters of 2009 or 2008.
8.	STOCK-BASED COMPENSATION
     On April 29, 2009, our shareholders approved the P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) to authorize, among other things, the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants. The LTIP provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
     Restricted Stock Units (“RSU”) Awards of RSU are made under our LTIP. The RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the first nine months of 2009:

Units	2009

Beginning balance	486,988
Granted	205,360
Forfeited	(6,000)
Restriction lapsed/shares delivered	(5,747)

Ending balance	680,601

     The following table sets forth RSU compensation expense for the periods indicated:

	September 30
In thousands	2009	2008

Three months ended	$448	$470
Nine months ended	1,175	1,324

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

	2009
		Wtd Avg
		Exercise
SOSARS	Shares	Price

Outstanding at Jan. 1,	718,810	$14.63
Granted	1,043,210	9.91
Exercised	—
Canceled	—

Outstanding at Sept 30,	1,762,020	$11.84

2009 SOSAR Grants
Weighted average grant date fair value per share	$2.83
Aggregate grant date fair value (in thousands)	$2,957
Black-Scholes Assumptions
Dividend yield	3.63%
Risk free rate of return	2.26%
Volatility	40.59%
Expected life	6 yrs

     The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2009	2008

Three months ended	$596	$387
Nine months ended	1,293	1,123

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our qualified and non-qualified pension plans and our post retirement medical benefit plans.

	Three months ended
	September 30
In thousands	2009	2008

Pension Benefits
Service cost	$2,158	$1,907
Interest cost	5,861	5,897
Expected return on plan assets	(9,884)	(12,445)
Amortization of prior service cost	537	571
Amortization of unrecognized loss	3,186	91

Net periodic benefit cost (income)	$1,858	$(3,979)

Other Benefits
Service cost	$654	$503
Interest cost	878	825
Expected return on plan assets	(122)	(216)
Amortization of prior service cost	(308)	(337)
Amortization of unrecognized loss	519	359

Net periodic benefit cost	$1,621	$1,134

	Nine months ended
	September 30
In thousands	2009	2008

Pension Benefits
Service cost	$6,475	$6,435
Interest cost	17,582	17,646
Expected return on plan assets	(29,663)	(38,077)
Amortization of prior service cost	1,610	1,768
Amortization of unrecognized loss	9,559	284

Net periodic benefit cost (income)	$5,563	$(11,944)

Other Benefits
Service cost	$1,963	$1,564
Interest cost	2,634	2,401
Expected return on plan assets	(365)	(633)
Amortization of prior service cost	(925)	(933)
Amortization of unrecognized loss	1,556	981

Net periodic benefit cost	$4,863	$3,380

GLATFELTER

	Sept. 30,	Dec. 31,
In millions	2009	2008

Pension Plan Assets
Fair value at end of period	$472.0	$400.6

     The fair value of the plans’ assets declined approximately 29% during 2008. As a result, during 2009 we expect to recognize net pension expense totaling approximately $7.3 million, on a pre-tax basis. As of December 31, 2008, approximately 63% of the pension plan assets were invested in publicly-traded equity securities and the balance was comprised of cash and fixed rate debt instruments.
     As of December 31, 2008, our pension plans were overfunded by $14.3 million. We will not be required to make contributions to our qualified pension plans during 2009.
10.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	September 30
In thousands	2009	2008

Net income	$45,994	$21,662
Foreign currency translation adjustments	7,892	(29,510)
Amortization of unrecognized pension liability, net of tax	2,465	466

Comprehensive income	$56,351	$(7,382)

	Nine months ended
	September 30
In thousands	2009	2008

Net income	$77,402	$44,493
Foreign currency translation adjustment	15,945	(14,669)
Amortization of unrecognized pension liability, net of tax	7,077	1,370

Comprehensive income	$100,424	$31,194

11.	INVENTORIES
     Inventories, net of reserves, were as follows:

	Sept. 30,	Dec. 31,
In thousands	2009	2008

Raw materials	$46,822	$49,083
In-process and finished	70,516	97,390
Supplies	46,002	46,881

Total	$163,340	$193,354

12.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	Sept. 30,	Dec. 31,
In thousands	2009	2008

Revolving credit facility, due April 2011	$5,892	$6,724
Term Loan, due April 2011	18,000	30,000
Term Loan, due January 2013	36,695	36,695
Note payable, due March 2013	—	34,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	260,587	307,419
Less current portion	(13,759)	(13,759)

Long-term debt, net of current portion	$246,828	$293,660

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
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, create liens on assets, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and

GLATFELTER

ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which we were not aware of any at September 30, 2009, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
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
     The Glawson Note is recorded in the accompanying condensed consolidated balance sheets under the caption “Other long-term assets.”
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
     As of September 30, 2009 and December 31, 2008, we had $5.8 million and $12.1 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit outstanding as of September 30, 2009, provide financial assurances primarily for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

GLATFELTER

13.	ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at our Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to occur over the next eight years, will be accomplished by filling the lagoons and installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the condensed consolidated balance sheet. The amount capitalized is being depreciated as a charge to operations on the straight-line basis in relation to the expected closure period. The amount accrued represented the discounted present value of the expected cash flows to be incurred during the closure period. The present value of the discounted cash flows is being accreted as a charge to earnings on the effective interest method. Following is a summary of activity recorded during the first nine months of 2009:

In thousands	Liability

Balance at December 31, 2008	$11,606
Accretion	472
Payments	(1,697)

Balance at September 30, 2009	$10,381

     Of the total liability at September 30, 2009, $1.7 million is recorded in the accompanying condensed consolidated balance sheet, under the caption “Other current liabilities” and $8.7 million is recorded under the caption “Other long-term liabilities.”
14.	FAIR VALUE OF FINANCIAL INSTRUMENTS
     The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Fixed-rate Bonds	$200,000	$187,750	$200,000	$167,727
Fixed rate note payable	—	—	34,000	36,164
Variable rate debt	60,587	61,349	73,419	75,202

Total	$260,587	$249,099	$307,419	$279,093

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
     As the result of continuing discussions with parties other than us, as well as our experience in OU1 (discussed below), EPA amended the ROD for OU2-5 in June 2007 to rely less on dredging and more on capping and covering of sediments containing PCBs. The governments project that these methods will allow certain costs to be lower for this portion of the cleanup. Likewise, in June 2008, EPA also amended the ROD for OU1.
     NRD Assessment. The Natural Resources Trustees have engaged in work to assess NRDs at and arising from the Site. However, they have not completed a required NRD Assessment under the pertinent regulations. The Trustees’ estimate of NRDs ranges from $176 million to $333 million, some of which has already been satisfied. With specific respect to NRD claims, we and others contended that the Trustees’ claims are barred by the applicable 3 year statute of limitations.
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
     Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree (“OU1 Consent Decree”) in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1, dividing costs evenly in addition to a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States contributed from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, obligating NCR and Appleton Papers to contribute to certain NRD projects. In June 2008, the parties entered into an amendment to the OU1 Consent Decree (“Amended OU1 Consent Decree”). That amendment allowed for implementation of the amended remedy for OU1 and committed us and WTM I to

GLATFELTER

implement that remedy without a cost limitation on that commitment. We and WTM I have substantially completed the amended remedy for OU1. We anticipate that the remaining tasks, other than monitoring and maintenance, will be completed by the second quarter of 2010.
     Further, in November 2007, EPA issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc., CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, us, U.S. Paper Mills Corp., and WTM I Company directing those respondents to implement the amended remedy in OU2—5. Shortly following issuance of the UAO, Appleton Papers Inc. and NCR Corp. commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA. However, in February 2009, the EPA sent a demand to each of the respondents on the UAO other than WTM I demanding payment of the government’s oversight costs under the UAO for the period from November 2007 through August 2008. In February 2009, we notified the EPA that we believed that its demand could prove distracting to litigation commenced by Appleton Papers and NCR against the other UAO respondents. In order to remove this distraction, and in the spirit of cooperation, we stated that we would satisfy the EPA’s demand, an amount which was insignificant, in full. We have paid this amount.
     Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. The Governments estimate that the total cost of implementing the amended remedy in OU1 will be approximately $102 million. Because we have completed a significant amount of work in this portion of the river, we believe the costs of completing the remedial actions specified in the amended ROD can be completed for this amount. The United States and the State of Wisconsin recently prepared an estimate of the total liabilities associated with this Site for purposes of justifying a settlement with certain parties whose shares of liability the United States and the State believe to be “de minimis.” That settlement is awaiting approval by the federal court in Green Bay in a case captioned United States v. George A. Whiting Paper Co., No. 09-cv-00692. In their brief in support of their motion to enter the de minimis consent decree, the Governments estimate the total past costs incurred at the Site – including the OU1 project – to be $200 million. In addition, they estimate the cost of implementing the remedy set forth in the amended ROD for OU2-5 (the downstream portions of the Site) to total between $600 million and $700 million exclusive of amounts already spent. For purposes of the settlement, the Governments took the high end of that range and applied a 50% contingency to arrive at a cost estimate for future cleanup work of $1.05 billion. Based upon independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that future costs to implement the amended remedy for OU2—5 are likely to fall between $700 million and $1.05 billion.
     NRDs. The Trustees claim that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. In their recently filed brief, they further claim that this figure should be inflated to 2009 dollars and then certain unreimbursed past assessment costs should be added, so that the range of their claim would be $287 million to $423 million. We deny (a) liability for most of these NRDs, (b) that if anyone is liable, that we are jointly and severally liable for the full amount; and (c) that the Trustees can pursue this claim at this late date as the limitations period for NRD claims is three years from discovery.
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
     NCR and Appleton Papers Inc. have commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16, seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or Appleton Papers (the “Whiting Litigation”). They have to date joined a number of defendants, dismissed some of those, filed a parallel action, and consolidated the two cases. At present, the case involves allocation claims among the two plaintiffs and 28 defendants: us, George A. Whiting Paper Co., Menasha Corporation, Green Bay Packaging Inc., International Paper Company, Leicht Transfer & Storage Company, Neenah Foundry Company, Newpage Wisconsin System Inc., The Procter & Gamble Paper Products Company, Wisconsin Public Service Corp., the Cities of Appleton, De Pere, and Green Bay, Brown County, Green Bay Metropolitan Sewerage District, Heart of the Valley Metropolitan Sewerage

GLATFELTER

District, Neenah-Menasha Sewerage Commission, WTM I Company, U.S. Paper Mills Corporation, Georgia-Pacific Consumer Products LP, Georgia-Pacific LLC, Fort James Operating Company, CBC Coating Company, Inc., Fort James Corporation, Kimberly-Clark Corporation, LaFarge North America Inc., Union Pacific Railroad Company, and the United States Army Corps of Engineers. As the result of certain third-party claims, federal agencies other than the Corps of Engineers are also involved in this allocation. That litigation may be expected to result in an allocation of responsibility, at least as among these parties, or a determination that some or all of them are not jointly and severally liable for some costs.
     As noted above, the United States and the State of Wisconsin have lodged a proposed de minimis party consent decree (‘Consent Decree”) with the court asking that the Court approve a settlement with eleven defendants to resolve their liability for this site. On October 7, 2009, the United States and the State of Wisconsin formally requested that the Court approve the Consent Decree. The eleven settling defendants are: George A. Whiting Paper Co.; Green Bay Metropolitan Sewerage District; Green Bay Packaging, Inc.; Heart of the Valley Metropolitan Sewerage District; International Paper Co.; LaFarge North America Inc.; Leicht Transfer and Storage Co.; Neenah Foundry Co.; Procter & Gamble Paper Products Co.; Union Pacific Railroad Co.; and Wisconsin Public Service Corp. (collectively, the “Eleven Settling Defendants”). The Consent Decree reflects the conclusion of the United States and the State of Wisconsin that each of the Eleven Settling Defendants qualifies for treatment as a de minimis party under CERCLA. The Consent Decree requires the Settling Defendants to make a collective payment of $1,875,000. If approved by the Court, the Consent Decree would remove these parties from the litigation. In addition, the Governments on September 25, 2009, lodged a separate consent decree in the same case that would, if entered, resolve the liabilities of the City of DePere. Under that consent decree, the City of DePere would pay $210,000 to resolve its liability at the Site.
     The court has entered a case management order segmenting the Whiting Litigation for discovery and trial. The first phase of the Whiting Litigation, addressing a single set of issues, is currently scheduled for trial beginning in January 2010. NCR and Appleton Papers as well as multiple defendants have filed motions for summary judgment with the Court on various issues implicated in the first phase of the trial. It is uncertain when and how the Court will rule on these motions. Resolution of the limited issues prescribed by the Court in the first phase of the Whiting Litigation could adjudicate the entire case or it may resolve those issues sufficiently that the parties can then settle their remaining disputes.
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
     Reserves for the Fox River Site. As of September 30, 2009, our reserve for our claimed liability at the Fox River, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $17.8 million. No additional amounts were accrued during the first nine months of 2009 and 2008. Of our total reserve for the Fox River, $1.0 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $16.8 million is recorded under the caption “Other long term liabilities.”
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
     We believe that we have strong defenses to liability for remediation of OU2-5 including the existence of ample data that indicates that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup in OU2-5. Others, including the EPA and

GLATFELTER

other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the OU2-5 work. NCR and Appleton Papers have commenced the Whiting Litigation and have joined us and others as defendants. Additional litigation associated with the remediation of the Site is likely. As illustrated by the Whiting Litigation, we believe that there are additional potentially responsible parties other than the PRPs who were named in the UAO or who have been joined in the Whiting Litigation, including the owners of public wastewater treatment facilities who discharged PCB-contaminated wastewater to the Fox River and entities providing PCB-containing wastepaper to each of the recycling mills.
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
     While the Amended OU1 Consent Decree provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it does not resolve our exposure at the Site. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes strict, and often joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site. In addition, as mentioned previously, EPA has issued a UAO to us and others calling for further work in OU2-5, and Appleton Papers and NCR have commenced the Whiting Litigation that may become more complicated and involve additional parties. We cannot predict the outcome of the Whiting Litigation or any other litigation or regulatory actions related to this matter.
     Range of Reasonably Possible Outcomes Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions

GLATFELTER

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
     All remedial work in OU-1 has been completed and we and WTM I are in the process of decommissioning and performing the restoration of the staging area from which the remediation activity occurred and completing all required reports for the project. We believe that these activities can be completed with the funds that remain in the OU1 Escrow Account.
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

GLATFELTER

16.	SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Business Unit Performance	For the three months ended September 30
Dollars in thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$211,635	$226,028	$100,723	$113,794	$—	$—	$312,358	$339,822
Energy sales, net	2,131	2,885	—	—	1	—	2,132	2,885

Total revenue	213,766	228,913	100,723	113,794	1	—	314,490	342,707
Cost of products sold	178,060	192,110	85,746	96,114	(31,781)	(2,689)	232,025	285,535

Gross profit	35,706	36,803	14,977	17,680	31,782	2,689	82,465	57,172
SG&A	14,852	13,961	9,176	9,329	5,275	1,512	29,303	24,802
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(9)	(3,975)	(9)	(3,975)

Total operating income	20,854	22,842	5,801	8,351	26,516	5,152	53,171	36,345
Nonoperating income (expense)	—	—	—	—	(4,006)	(4,338)	(4,006)	(4,338)

Income before income taxes	$20,854	$22,842	$5,801	$8,351	$22,510	$814	$49,165	$32,007

Supplementary Data
Net tons sold	199,860	200,072	20,181	21,530	—	—	220,041	221,602
Depreciation, depletion and amortization	$10,623	$9,007	$6,150	$6,700	$—	$—	$16,773	$15,707
Capital expenditures	2,077	4,156	3,152	11,275	—	—	5,229	15,431

Business Unit Performance	For the nine months ended September 30
Dollars in thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$595,606	$634,270	$287,283	$331,274	$—	$1	$882,889	$965,545
Energy sales, net	6,193	7,612	—	—	1	—	6,194	7,612

Total revenue	601,799	641,882	287,283	331,274	1	1	889,083	973,157
Cost of products sold	528,207	566,334	246,122	280,972	(70,026)	(7,977)	704,303	839,329

Gross profit	73,592	75,548	41,161	50,302	70,027	7,978	184,780	133,828
SG&A	40,777	41,940	26,298	29,038	13,289	3,336	80,364	74,314
Reversal of shutdown and restructuring charges	—	—	—	—	—	(856)	—	(856)
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(681)	(18,477)	(681)	(18,477)

Total operating income	32,815	33,608	14,863	21,264	57,419	23,975	105,097	78,847
Nonoperating income (expense)	—	—	—	—	(13,129)	(13,178)	(13,129)	(13,178)

Income before income taxes	$32,815	$33,608	$14,863	$21,264	$44,290	$10,797	$91,968	$65,669

Supplementary Data
Net tons sold	556,214	564,983	59,445	65,225	—	—	615,659	630,208
Depreciation, depletion and amortization	$28,372	$26,619	$17,451	$19,755	$—	$—	$45,823	$46,374
Capital expenditures	9,095	14,586	7,509	26,253	100	—	16,704	40,839

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
Condensed Consolidating Statement of Income for the
three months ended September 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$211,635	$12,816	$100,723	$(12,816)	$312,358
Energy sales — net	2,132	—	—	—	2,132

Total revenues	213,767	12,816	100,723	(12,816)	314,490
Costs of products sold	147,464	11,568	85,808	(12,815)	232,025

Gross profit	66,303	1,248	14,915	(1)	82,465
Selling, general and administrative expenses	19,495	566	9,242	—	29,303
(Gains) losses on dispositions of plant, equipment and timberlands, net	(8)	(1)	—	—	(9)

Operating income	46,816	683	5,673	(1)	53,171
Non-operating income (expense)
Interest expense	(4,148)	—	(380)	—	(4,528)
Interest income	1,230	1,115	(202)	(1,825)	318
Other income (expense) — net	339	45	86	(266)	204

Total other income (expense)	(2,579)	1,160	(496)	(2,091)	(4,006)

Income (loss) before income taxes	44,237	1,843	5,177	(2,092)	49,165
Income tax provision (benefit)	(1,757)	929	4,699	(700)	3,171

Net income (loss)	$45,994	$914	$478	$(1,392)	$45,994

Condensed Consolidating Statement of Income for the
three months ended September 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$226,027	$12,024	$113,795	$(12,024)	$339,822
Energy sales — net	2,885	—	—	—	2,885

Total revenues	228,912	12,024	113,795	(12,024)	342,707
Costs of products sold	189,315	11,998	95,801	(11,579)	285,535

Gross profit	39,597	26	17,994	(445)	57,172
Selling, general and administrative expenses	14,611	488	9,703	—	24,802
Reversal of shutdown and restructuring charges
(Gains) losses on dispositions of plant, equipment and timberlands, net	13	(4,044)	56	—	(3,975)

Operating income	24,973	3,582	8,235	(445)	36,345
Non-operating income (expense)
Interest expense	(4,854)	—	(800)	—	(5,654)
Interest income	622	3,290	(742)	(2,000)	1,170
Other income (expense) — net	7,312	(890)	(208)	(6,068)	146

Total other income (expense)	3,080	2,400	(1,750)	(8,068)	(4,338)

Income (loss) before income taxes	28,053	5,982	6,485	(8,513)	32,007
Income tax provision (benefit)	6,391	2,482	2,392	(920)	10,345

Net income (loss)	$21,662	$3,500	$4,093	$(7,593)	$21,662

GLATFELTER

Condensed Consolidating Statement of Income for the nine
months ended September 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$595,606	$35,306	$287,283	$(35,306)	$882,889
Energy sales — net	6,194	—	—	—	6,194

Total revenues	601,800	35,306	287,283	(35,306)	889,083
Costs of products sold	461,449	32,016	246,301	(35,463)	704,303

Gross profit	140,351	3,290	40,982	157	184,780
Selling, general and administrative expenses	51,819	1,639	26,906	—	80,364
(Gains) losses on dispositions of plant, equipment and timberlands, net	20	(701)	—	—	(681)

Operating income	88,512	2,352	14,076	157	105,097
Non-operating income (expense)
Interest expense	(12,867)	(5)	(1,926)	—	(14,798)
Interest income	745	4,023	(310)	(2,875)	1,583
Other income (expense) — net	7,464	1,274	(92)	(8,560)	86

Total other income (expense)	(4,658)	5,292	(2,328)	(11,435)	(13,129)

Income (loss) before income taxes	83,854	7,644	11,748	(11,278)	91,968
Income tax provision (benefit)	6,452	3,169	5,979	(1,034)	14,566

Net income (loss)	$77,402	$4,475	$5,769	$(10,244)	$77,402

Condensed Consolidating Statement of Income for the nine
months ended September 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$634,270	$34,017	$331,275	$(34,017)	$965,545
Energy sales — net	7,612	—	—	—	7,612

Total revenues	641,882	34,017	331,275	(34,017)	973,157
Costs of products sold	559,042	33,211	281,486	(34,410)	839,329

Gross profit	82,840	806	49,789	393	133,828
Selling, general and administrative expenses	42,506	1,505	30,303	—	74,314
Reversal of shutdown and restructuring charges	(856)	—	—	—	(856)
(Gains) losses on dispositions of plant, equipment and timberlands, net	140	(18,648)	31	—	(18,477)

Operating income	41,050	17,949	19,455	393	78,847
Non-operating income (expense)
Interest expense	(15,144)	(11)	(2,471)	—	(17,626)
Interest income	19,965	9,583	(1,817)	(23,600)	4,131
Other income (expense) — net	13,673	(331)	(604)	(12,421)	317

Total other income (expense)	18,494	9,241	(4,892)	(36,021)	(13,178)

Income (loss) before income taxes	59,544	27,190	14,563	(35,628)	65,669
Income tax provision (benefit)	15,051	10,835	4,238	(8,948)	21,176

Net income (loss)	$44,493	$16,355	$10,325	$(26,680)	$44,493

GLATFELTER

Condensed Consolidating Balance Sheet as of September 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Cash and cash equivalents	$45,204	$279	$70,757	$—	$116,240
Other current assets	329,117	300,674	200,919	(464,442)	366,268
Plant, equipment and timberlands — net	258,641	7,101	211,351	—	477,093
Other assets	524,966	178,468	74,167	(642,965)	134,636

Total assets	$1,157,928	$486,522	$557,194	$(1,107,407)	$1,094,237

Liabilities and Shareholders’ Equity
Current liabilities	$351,980	$58,658	$228,728	$(446,444)	$192,922
Long-term debt	210,133	—	36,695	—	246,828
Deferred income taxes	54,064	16,058	27,443	(19,594)	77,971
Other long-term liabilities	107,379	13,972	9,454	11,339	142,144

Total liabilities	723,556	88,688	302,320	(454,699)	659,865
Shareholders’ equity	434,372	397,834	254,874	(652,708)	434,372

Total liabilities and shareholders’ equity	$1,157,928	$486,522	$557,194	$(1,107,407)	$1,094,237

Condensed Consolidating Balance Sheet as of December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Cash and cash equivalents	$8,860	$756	$22,618	$—	$32,234
Other current assets	266,899	256,834	88,288	(252,436)	359,585
Plant, equipment and timberlands — net	277,215	7,470	208,879	—	493,564
Other assets	510,144	175,927	(29,767)	(484,378)	171,926

Total assets	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities	$336,182	$17,072	$85,668	$(248,820)	$190,102
Long-term debt	222,965	—	70,695	—	293,660
Deferred income taxes	53,976	24,615	26,272	(14,705)	90,158
Other long-term liabilities	107,288	13,838	8,941	10,615	140,682

Total liabilities	720,411	55,525	191,576	(252,910)	714,602
Shareholders’ equity	342,707	385,462	98,442	(483,904)	342,707

Total liabilities and shareholders’ equity	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

GLATFELTER

Condensed Consolidating Statement of Cash Flows for
the nine months ended September 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$67,340	$5,990	$49,059	$(2,875)	$119,514
Investing activities
Purchase of plant, equipment and timberlands	(9,057)	(138)	(7,509)	—	(16,704)
Proceeds from disposal plant, equipment and timberlands	—	728	—	—	728
Proceeds from installment note receivable	—	—	37,850	—	37,850
Repayments from (advances of) intercompany loans, net	5,135	1,018	—	(6,153)	—

Total investing activities	(3,922)	1,608	30,341	(6,153)	21,874
Financing activities
Net (repayments of) proceeds from indebtedness	(13,623)	—	(36,640)	—	(50,263)
Payment of dividends to shareholders	(12,433)	—	—	—	(12,433)
(Repayments) borrowings of intercompany loans, net	(1,018)	(5,200)	65	6,153	—
Payment of intercompany dividends	—	(2,875)	—	2,875	—

Total financing activities	(27,074)	(8,075)	(36,575)	9,028	(62,696)
Effect of exchange rate on cash	—	—	5,314	—	5,314

Net increase (decrease) in cash	36,344	(477)	48,139	—	84,006
Cash at the beginning of period	8,860	756	22,618	—	32,234

Cash at the end of period	$45,204	$279	$70,757	$—	$116,240

Condensed Consolidating Statement of Cash Flows for
the nine months ended September 30, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$26,109	$2,882	$12,368	$(23,600)	$17,759
Investing activities
Purchase of plant, equipment and timberlands	(13,146)	(1,440)	(26,253)	—	(40,839)
Proceeds from disposal plant, equipment and timberlands	—	19,280	—	—	19,280
Repayments from (advances of) intercompany loans, net	2,800	(19,178)	(9,158)	25,536	—
Return (contributions) of intercompany capital, net	—	24,997	—	(24,997)	—

Total investing activities	(10,346)	23,659	(35,411)	539	(21,559)
Financing activities
Net (repayments of) proceeds from indebtedness	(36,001)	—	37,850	—	1,849
Payment of dividends to shareholders	(12,343)	—	—	—	(12,343)
(Repayments) borrowings of intercompany loans, net	30,936	(2,800)	(2,600)	(25,536)	—
Return of intercompany capital, net	—	—	(24,997)	24,997	—
Payment of intercompany dividends	—	(23,600)	—	23,600	—
Proceeds from stock options exercised	1,150	—	—		1,150

Total financing activities	(16,258)	(26,400)	10,253	23,061	(9,344)
Effect of exchange rate on cash	(735)	—	(7)	—	(742)

Net increase (decrease) in cash	(1,230)	141	(12,797)	—	(13,886)
Cash at the beginning of period	6,693	162	22,978	—	29,833

Cash at the end of period	$5,463	$303	$10,181	$—	$15,947

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
     Overview Our results of operations for the first nine months of 2009 when compared with the same period of 2008 were impacted by the weak global economic conditions. Overall volumes shipped by Specialty Papers declined 1.6% and Composite Fibers declined 8.9% in the period-to-period comparison. As a result of the soft demand for most of our products and our efforts to reduce inventory, during the second quarter of 2009, we incurred significant market-related downtime at many of our facilities which adversely affected results of operations. This downtime continued within our Composite Fibers business unit into the third quarter, although to a lesser extent. In the first nine months of 2009, we generated $119.5 million of cash from operations, including alternative fuel mixture credits, and we reduced inventories through close monitoring of supply and demand. During 2009, we registered two of our facilities with the U.S. Internal Revenue Service as alternative fuel mixers based on their use of black liquor as an alternative fuel source. Our results of operations in the first nine months of 2009 included, on a pre-tax basis, $75.6 million of alternative fuel mixture credits, of which $29.7 million was received in cash and another $10.9 million was used to offset interim estimated tax payments. We intend to realize the remaining $34.9 million of credits in the form of non-taxable refundable income tax credits.
     Specialty Papers’ operating income totaled $32.8 million and $33.6 million for the first nine months of 2009 and 2008, respectively. During of the first nine months of 2009, the weak economic environment adversely affected demand in all markets served by Specialty Papers. As a result of weak demand and our efforts to reduce inventory, this unit incurred market related downtime totaling 19,400 tons of paper. During the year, we reduced Specialty Papers’ inventories by 29.2%.
     Our Composite Fibers business unit’s operating income declined to $14.9 million from $21.3 million in the first nine months of 2008. Volumes shipped during the first nine months of 2009 declined 8.9% compared to 2008 as a result of the weak economic environment and our customers’ actions to reduce their inventory levels. Demand for tea and coffee filter papers, this unit’s largest product line, declined by 5.0% primarily due to weak order patterns and customers’ inventory destocking primarily in Russia, Eastern Europe and other related regions. As a result of weak demand and our inventory reduction efforts, during the first nine months of 2009 we incurred unscheduled downtime totaling 6,480 tons of paper, or 9% of the unit’s total capacity for the period.
     In addition, our after-tax consolidated results of operations in 2008 included $17.8 million of lower gains than in 2009 from the sale of timberlands. We also recorded $5.6 million of pension expense in the first nine months of 2009 compared with pension income of $11.9 million in the year-earlier quarter.
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2009 versus the
Nine Months Ended September 30, 2008
     The following table sets forth summarized results of operations:

	Nine months ended September 30
In thousands, except per share	2009	2008

Net sales	$882,889	$965,545
Gross profit	184,780	133,828
Operating income	105,097	78,847
Net income	77,402	44,493
Diluted earnings per share	1.69	0.97

     The consolidated results of operations for the nine months ended September 30, 2009 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2009
Alternative fuel mixture credit	$63,308	$1.38

2008
Timberland sales	$11,027	$0.24
Reversal of shutdown and restructuring charges	527	0.01
Acquisition integration related costs	(828)	(0.02)

     The above items increased earnings by $63.3 million, or $1.38 per diluted share, in the first nine months of 2009. In the comparable period a year ago, the above items increased earnings by $10.7 million, or $0.23 per diluted share.

GLATFELTER

	For the nine months ended September 30
Dollars in thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$595,606	$634,270	$287,283	$331,274	$—	$1	$882,889	$965,545
Energy sales, net	6,193	7,612	—	—	1	—	6,194	7,612

Total revenue	601,799	641,882	287,283	331,274	1	1	889,083	973,157
Cost of products sold	528,207	566,334	246,122	280,972	(70,026)	(7,977)	704,303	839,329

Gross profit	73,592	75,548	41,161	50,302	70,027	7,978	184,780	133,828
SG&A	40,777	41,940	26,298	29,038	13,289	3,336	80,364	74,314
Shutdown and restructuring charges	—	—	—	—	—	(856)	—	(856)
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(681)	(18,477)	(681)	(18,477)

Total operating income	32,815	33,608	14,863	21,264	57,419	23,975	105,097	78,847
Nonoperating income (expense)	—	—	—	—	(13,129)	(13,178)	(13,129)	(13,178)

Income before income taxes	$32,815	$33,608	$14,863	$21,264	$44,290	$10,797	$91,968	$65,669

Supplementary Data
Net tons sold	556,214	564,983	59,445	65,225	—	—	615,659	630,208
Depreciation, depletion and amortization	$28,372	$26,619	$17,451	$19,755	$—	$—	$45,823	$46,374
Capital expenditures	9,095	14,586	7,509	26,253	100	—	16,704	40,839

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
     Sales and Costs of Products Sold

	Nine months ended
	September 30
In thousands	2009		2008	Change

Net sales	$882,889		$965,545	$(82,656)
Energy sales — net	6,194		7,612	(1,418)

Total revenues	889,083		973,157	(84,074)
Costs of products sold	704,303	(1)	839,329	(135,026)

Gross profit	$184,780		$133,828	$50,952

Gross profit as a percent of Net sales	20.9%		13.9%

(1)	Includes $73.8 million of alternative fuel mixture credits, net of related expenses.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2009	2008

Business Unit
Specialty Papers	67.5%	65.7%
Composite Fibers	32.5	34.3

Total	100.0%	100.0%

     Net sales totaled $882.9 million for the first nine months of 2009, a decrease of $82.7 million, or 8.6%, compared to the same period a year ago.
     In the Specialty Papers business unit, net sales for the first nine months of 2009 decreased $38.7 million to $595.6 million. Operating income totaled $32.8 million, a slight decline from $33.6 million compared to the same period a year ago. Operating income was adversely impacted by the costs of unplanned downtime at the Spring Grove and Chillicothe facilities totaling approximately $8.8 million in the first nine months of 2009 compared to the same period of 2008. In addition, this unit recorded $1.4 million of

GLATFELTER

accelerated depreciation related to the write down of certain equipment in the first nine months of 2009. Operating income was also negatively impacted by lower volumes shipped and mix changes between carbonless papers and uncoated papers.
     In Composite Fibers, net sales were $287.3 million for the first nine months of 2009, a decline of $44.0 million from the year-earlier period. Operating income declined by $6.4 million in the comparison to $14.9 million. Total volumes shipped by this business unit declined 8.9% led by lower shipments of composite laminates and food & beverage paper products, which declined 24.4% and 5.0%, respectively. The translation of foreign currencies adversely impacted net sales by $32.0 million; however, higher average selling prices contributed $7.2 million.
     Energy and raw material costs in the Composite Fibers business unit were $4.3 million higher in the first nine months of 2009 than in the same period a year ago. Market-related downtime adversely impacted operating results by $6.6 million in the first nine months of 2009 compared to the same period of 2008.
     Alternative Fuel Mixture Credits The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We received a payment from the Internal Revenue Service on June 30, 2009 in the amount of $29.7 million for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009. For the third quarter of 2009, we earned $33.0 million of alternative fuel mixture credits for which no cash was received as we intend to claim a refundable income tax credit in connection with the filing of our 2009 federal corporate income tax return. Since we began mixing and burning eligible alternative fuels, we have earned $75.6 million of alternative fuel mixture credits of which $29.7 million has been received in cash, $10.9 million was used to reduce estimated interim tax payments and $34.9 million will be claimed as refundable income tax credits.
     According to the Internal Revenue Code, the tax credit is scheduled to expire on December 31, 2009. However, there can be no assurances that the incentive program for alternative fuel mixtures will continue in effect or that its provisions, including taxes applicable to the credits, will not be changed, or that we will be successful in receiving future credits under the program.
     Pension Expense/Income Pension expense or income results from the over-funded status of our pension plans. The following summarizes the amounts of pension expense or income recognized for the first nine months of 2009 compared to the same period of 2008:

	Nine months ended
	September 30
In thousands	2009	2008	Change

Recorded as:
Costs of products sold	$(3,756)	$8,214	$(11,970)
SG&A expense	(1,807)	3,730	(5,537)

Total (expense) income	$(5,563)	$11,944	$(17,507)

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
     Selling, general and administrative (“SG&A”) SG&A expenses increased $6.1 million in the period-to-period comparison and totaled $80.4 million for the first nine months of 2009. The increase was primarily due the $5.5 million effect of recording $1.8 million of pension expense in the first nine months of 2009 compared with $3.7 million of pension income in the same period of 2008.

GLATFELTER

     Gain on Sales of Plant, Equipment and Timberlands During the first nine months of 2009 and 2008, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	189	$728	$699
Other	n/a	—	(18)

	189	$728	$681

2008
Timberlands	4,561	$19,280	$18,646
Other	n/a	—	(169)

	4,561	$19,280	$18,477

     Income taxes Our results of operations for the first nine months of 2009 reflect an effective tax rate of 15.8% compared to 32.2% in the same period a year ago. The decline in the effective tax rate is primarily due to $75.6 million of alternative fuel mixture credits taxed at a lower effective tax rate, $45.8 million of which are non-taxable, and from a lower proportion of timberland gains, which are taxed at a higher effective tax rate.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first nine months of 2009, Euro functional currency operations generated approximately 19.5% of our sales and 18.6% of operating expenses and British Pound Sterling operations represented 10.3% of net sales and 10.5% of operating expenses. The translation of results from these international operations into U.S. dollars is impacted by changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on first nine months of 2009 reported results compared to the first nine months of 2008:

Nine months
In thousands	ended September 30

Favorable (unfavorable)
Net sales	$(31,990)
Costs of products sold	31,330
SG&A expenses	3,922
Income taxes and other	119

Net income	$3,381

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three Months Ended September 30, 2009 versus the
Three Months Ended September 30, 2008
     The following table sets forth summarized results of operations:

	Three months ended
	September 30
In thousands, except per share	2009	2008

Net sales	$312,358	$339,822
Gross profit	82,465	57,172
Operating income	53,171	36,345
Net income	45,994	21,662
Diluted earnings per share	1.00	0.47

     The consolidated results of operations for the three months ended September 30 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2009
Alternative fuel mixture credit	$32,890	$0.72

2008
Timberland sales and related transaction costs	$2,371	$0.05
Acquisition integration	(240)	(0.01)

     The above items increased earnings by $32.9 million, or $0.72 per diluted share, and $2.1 million, or $0.04 per diluted share, in the third quarters of 2009 and 2008, respectively.

Business Units The following table sets forth profitability information by business unit and the composition of consolidated income before income taxes:

Business Unit Performance	For the three months ended September 30
Dollars in thousands	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$211,635	$226,028	$100,723	$113,794	$—	$—	$312,358	$339,822
Energy sales, net	2,131	2,885	—	—	1	—	2,132	2,885

Total revenue	213,766	228,913	100,723	113,794	1	—	314,490	342,707
Cost of products sold	178,060	192,110	85,746	96,114	(31,781)	(2,689)	232,025	285,535

Gross profit	35,706	36,803	14,977	17,680	31,782	2,689	82,465	57,172
SG&A	14,852	13,961	9,176	9,329	5,275	1,512	29,303	24,802
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	(9)	(3,975)	(9)	(3,975)

Total operating income	20,854	22,842	5,801	8,351	26,516	5,152	53,171	36,345
Nonoperating income (expense)	—	—	—	—	(4,006)	(4,338)	(4,006)	(4,338)

Income before income taxes	$20,854	$22,842	$5,801	$8,351	$22,510	$814	$49,165	$32,007

Supplementary Data
Net tons sold	199,860	200,072	20,181	21,530	—	—	220,041	221,602
Depreciation, depletion and amortization	$10,623	$9,007	$6,150	$6,700	$—	$—	$16,773	$15,707
Capital expenditures	2,077	4,156	3,152	11,275	—	—	5,229	15,431

GLATFELTER

     The following table summarizes sales and costs of products sold for the three months ended September 30, 2009 and 2008.
     Sales and Costs of Products Sold

	Three months ended
	September 30
In thousands	2009		2008	Change

Net sales	$312,358		$339,822	$(27,464)
Energy sales — net	2,132		2,885	(753)

Total revenues	314,490		342,707	(28,217)
Costs of products sold	232,025	(1)	285,535	(53,510)

Gross profit	$82,465		$57,172	$25,293

Gross profit as a percent of Net sales	26.4%		16.8%

(1)	Includes $33.0 million of alternative fuel mixture credits, net of related expenses.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of Total
	2009	2008

Business Unit
Specialty Papers	67.8%	66.5%
Composite Fibers	32.2	33.5

Total	100.0%	100.0%

     Net sales totaled $312.4 million for the third quarter of 2009, a decrease of $27.5 million, or 8.1%, compared to the same period a year ago.
     Specialty Papers’ net sales totaled $211.6 million for the third quarter of 2009, a decline of 6.4 percent compared to the 2008 third quarter. The decline in net sales in the quarterly comparison was primarily due to lower average selling prices impacting sales by $7.5 million and changes in the mix of products sold. Total volumes shipped were essentially unchanged in the quarter over quarter comparison. Lower input costs benefited operating results by $6.1 million in the comparison.
     Specialty Papers’ operating income totaled $20.9 million and $22.8 million for the third quarters of 2009 and 2008, respectively. The third quarter 2009 operating results for Specialty Papers were negatively impacted by lower energy sales and by $1.4 million of accelerated depreciation related to the write down of certain equipment no longer used by the unit.
     We successfully reduced Specialty Papers’ inventories by 15.2% during the third quarter of 2009 in line with our strategies to maximize cash generated from operations by controlling inventories and other working capital uses.
     Net sales in the Composite Fibers business unit decreased $13.1 million or 11.5% to $100.7 million for the 2009 third quarter.
     Volumes shipped during the quarter declined 6.3% compared with 2008 as a result of the weak economic environment. Demand for tea and coffee filter papers, this unit’s largest product line, declined by 11.2% primarily due to continued inventory destocking by our customers. In addition, demand was off from prior-year levels by 20.1% in composite laminate papers, while metallized products and technical specialties increased 9.7% and 6.5%, respectively. As a result of sluggish demand and inventory reduction efforts, the Company incurred machine downtime totaling the equivalent of 1,700 tons of paper, or 11% of the unit’s total quarterly capacity, adversely impacting results by $1.3 million. On a constant currency basis, higher average selling prices contributed approximately $0.4 million to net sales; however, the translation of foreign currencies unfavorably affected net sales by approximately $5.4 million. The Composite Fibers business unit was adversely impacted by higher energy and raw material costs totaling approximately $1.0 million. Operating income declined to $5.8 million from $8.4 million in the year-earlier quarter.
     Alternative Fuel Mixture Credits The accompanying consolidated statement of income for the three months ended September 30, 2009 includes a credit of $33.0 million recorded in cost of products sold representing alternative fuel mixture credits earned through September 30, 2009.
     Pension Expense/Income Pension expense or income results from the over-funded status of our pension plans. The following summarizes the amounts of pension expense or income recognized for the third quarter of 2009 compared to the same period of 2008:

	Three months ended
	September 30
In thousands	2009	2008	Change

Recorded as:
Costs of products sold	$(1,254)	$2,749	$(4,003)
SG&A expense	(604)	1,230	(1,834)

Total	$(1,858)	$3,979	$(5,837)

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year.

GLATFELTER

     Selling, general and administrative (“SG&A”) SG&A expenses increased by $4.5 million in the quarter-to-quarter comparison and totaled $29.3 million in the third quarter of 2009. The increase was primarily due to recording pension expense in 2009 compared with pension income in 2008 together with higher legal and professional fees in the comparison.
     Income taxes For the third quarter of 2009, results of operations reflect an effective tax rate of 6.5% on pretax income of $49.2 million compared with 32.3% and $32.0 million, respectively, in the same period a year ago. The effective rate in the third quarter of 2009 benefited from approximately $32.8 million of the alternative fuel mixture credits included in pre-tax income that are treated as non-taxable.
     Foreign Currency We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The local currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the third quarter of 2009, Euro functional currency operations generated approximately 19.0% of our sales and 18.3% of operating expenses and British Pound Sterling operations represented 10.5% of net sales and 11.3% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on the third quarter of 2009 reported results compared to the third quarter of 2008:

Three months
In thousands	ended

Favorable (unfavorable)
Net sales	$(5,373)
Costs of products sold	5,620
SG&A expenses	655
Income taxes and other	176

Net income	$1,078

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
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for our business strategy, new or enhanced equipment, environmental compliance matters, and to support our research and development efforts. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Nine months ended
	September 30
In thousands	2009	2008

Cash and cash equivalents at beginning of period	$32,234	$29,833
Cash provided by (used for)
Operating activities	119,514	17,759
Investing activities	21,874	(21,559)
Financing activities	(62,696)	(9,344)
Effect of exchange rate changes on cash	5,314	(742)

Net cash (used) provided	84,006	(13,886)

Cash and cash equivalents at end of period	$116,240	$15,947

     At the end of the 2009 third quarter, we had $116.2 million in cash and $188 million available under our revolving credit agreement, which matures in April 2011. Operating cash flow improved by $101.8 million primarily due to significant reduction in inventories in 2009 and a significant use of cash for accounts receivable in 2008 compared to a slight provision of cash in 2009. In addition, $29.7 million of cash was received from alternative fuel mixture credits.
     Net cash provided from investing activities totaled $21.9 million in the first nine months of 2009 compared with a net use of $21.6 million in the first nine months of 2008. The improvement reflects the collection of a $37.9 million note receivable in connection with the unwinding of the 2003 timberland installment sale; and $24.1 million from reduced capital expenditures in connection with the deferral of discretionary capital expenditures.
     Net cash used for financing activities totaled $62.7 million for the first nine months of 2009, primarily reflecting reductions of debt including $34.0 million repaid in connection with the above referenced unwinding of the 2003 timberland installment sale. During the first nine months of 2009 and 2008, cash dividends paid on common stock totaled $12.4 million and $12.3 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

GLATFELTER

     The following table sets forth our outstanding long-term indebtedness:

	Sept. 30,	Dec. 31,
In thousands	2009	2008

Revolving credit facility, due April 2011	$5,892	$6,724
Term Loan, due April 2011	18,000	30,000
Term Loan, due January 2013	36,695	36,695
Note payable, due March 2013	—	34,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	260,587	307,419
Less current portion	(13,759)	(13,759)

Long-term debt, net of current portion	$246,828	$293,660

     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements — Note 12. As of September 30, 2009, we had $188 million of borrowing capacity available under our revolving credit agreement. Although we do not have immediate intentions to make additional use of the facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.
     Alternative Fuel Mixture Credits The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. We received a payment from the Internal Revenue Service on June 30, 2009 in the amount of $29.7 million for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009. Since we began mixing and burning eligible alternative fuels, we have earned $75.6 million of alternative fuel mixture credits of which $29.7 million has been received in cash, $10.9 million was used to reduce estimated interim tax payments and $34.9 million will be claimed as refundable income tax credits.
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
     Our credit agreement, as amended, contains a number of customary compliance covenants. A breach of these requirements, of which we were not aware of any at September 30, 2009, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7 1/8% Notes contain a cross default provision that in the event of a default under the credit agreement, the 7 1/8% Notes would become payable immediately.
     Off-Balance-Sheet Arrangements As of September 30, 2009 and December 31, 2008, we had not entered into any off-balance-sheet arrangements.
     Outlook For Specialty Papers, we expect shipping volumes in the fourth quarter of 2009 to be approximately 10% less than the third quarter reflecting normal seasonality. Selling prices and input costs for most products are expected to be relatively in line with the third quarter.
     In the Composite Fibers business unit, we anticipate shipping volumes in the fourth quarter of 2009 to be relatively consistent with the third quarter. Selling prices, input costs and capacity utilization are expected to be in line with the third quarter.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2009
Dollars in thousands	2009	2010	2011	2012	2013	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$187,750
At variable interest rates	58,867	50,268	38,908	36,695	1,407	60,587	61,349

						$260,587	$249,099

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	2.65	2.90	3.40	3.52	3.52

     The table above presents average principal outstanding and related interest rates for the next five years. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2009, we had long-term debt outstanding of $260.6 million, of which $60.6 million or 23.3% was at variable interest rates.
     Variable-rate debt outstanding represents borrowings under (i) credit facility that incur interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; (ii) the term loan that matures in April 2011, under which we are required to make quarterly repayments and (iii) the 2008 Term Loan that bears interest at a six-month reserve adjusted LIBOR plus a margin rate of 1.2% per annum. At September 30, 2009, the weighted average interest rate paid on variable rate debt was 2.65%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2009, Euro functional currency operations generated approximately 19.5% of our sales and 18.6% of operating expenses and British Pound Sterling operations represented 10.3% of net sales and 10.5% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
In its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, the Company inadvertently reported the vote totals for the Company’s Amended and Restated Long-Term Incentive Plan as the vote totals for the ratification of Deloitte & Touche LLP and reported vote totals for the ratification of Deloitte & Touche LLP as the vote totals for the Company’s Amended and Restated Long-Term Incentive Plan. In each case, the ultimate outcome of the vote that was initially reported was correct. The vote totals for each proposal are restated below.
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
In addition, five directors continued their term after the Annual Meeting. Those directors are Kathleen A. Dahlberg, Richard C. Ill, Lee C. Stewart, Nicholas DeBenedictis and J. Robert Hall.
ii.	A proposal to approve an increase in the number of shares of the Company’s common stock that are available to be awarded under the Company’s Amended and Restated Long-Term Incentive Plan and to approve the Amended and Restated Long-Term Incentive Plan for purposes of complying with Section 162(m) of the Internal Revenue Code.

For	Against	Abstained	Broker Non Votes

29,610,305	6,486,515	650,603	3,814,239
iii.	the ratification of the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009.

For	Against	Abstained

37,639,373	2,867,995	54,294
ITEM 6. EXHIBITS
The following exhibits are filed herewith or incorporated by reference as indicated.

31.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
GLATFELTER

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
November 6, 2009	By	/s/ David C. Elder
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