Form 10-K
period 2009-12-31
GLATFELTER P H CO
filed 2010-03-16
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-03560

P. H. Glatfelter Company
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-0628360 (IRS Employer Identification No.)
96 South George Street, Suite 500 York, Pennsylvania 17401 (Address of principal executive offices)	(717) 225-4711 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑.

Based on the closing price as of June 30, 2009, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $404.7 million.

Common Stock outstanding on March 12, 2010 totaled 45,751,906 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Proxy Statement to be dated on or about March 29, 2010 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended

DECEMBER 31, 2009

PART I

ITEM 1	BUSINESS

Overview  Glatfelter began operations in 1864 and today, we believe we are one of the world’s leading manufacturers of specialty papers and fiber-based engineered products. Headquartered in York, Pennsylvania, we own and operate manufacturing facilities located in Pennsylvania, Ohio, Germany, the United Kingdom, France, the Philippines and Canada.

We manufacture a broad and diverse line of products serving customers in numerous markets. Many of the markets in which we operate are characterized by higher-value-added products and, in some cases, by higher growth prospects and lower cyclicality than commodity paper markets. Examples of some of our markets and product applications include:

•	papers for carbonless and forms products and specialized envelopes

•	filtration papers for the tea and coffee industry

•	book publishing papers

•	metallized papers for packaging and bottled beverage labels

•	overlay papers for decorative laminate, flooring and furniture applications

•	papers for a wide variety of other specialty products including postage stamps, playing cards, greeting cards, digital imaging papers and FDA grades

Recent Developments  On February 12, 2010, we completed the acquisition of Concert Industries Corp. (“Concert”), a privately-held, leading supplier of airlaid non-woven fabric-like material, for $234.4 million based on the currency exchange rates on the closing date. Concert, with approximately 590 employees, has operations located in Gatineau, Quebec, Canada and Falkenhagen, Brandenburg, Germany. Annual revenues totaled $203.0 million in 2009.

Concert manufactures highly absorbent cellulose based airlaid non-woven material used in products such as feminine hygiene and adult incontinence products, baby wipes, pre-moistened cleaning wipes, napkins and tablecloths, and food pads.

Acquisitions  Over the past four years we completed the following additional acquisitions:

			Est	Primary
		Purchase	Annual	Paper
Dollars in millions	Date	Price	Revenue	Products

Business Location

Lydney, England	Mar ’06	$65.0	$75.0	Tea bags & coffee papers

Chillicothe, Ohio	Apr ’06	83.3	440.0	Carbonless & forms

Caerphilly, Wales	Nov ’07	12.6	53.4	Metallized

These strategic acquisitions significantly increased our revenues and provided us with additional operating scale, increased production capacity, and an expansion of our geographic reach.

Our Business Units  Prior to the completion of the Concert acquisition, we managed our business as two distinct units: (i) the North America-based Specialty Papers business unit; and (ii) the Europe-based Composite Fibers business unit. Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2009	2008	2007

Net sales	$1,184,010	$1,263,850	$1,148,323

Business unit contribution

Specialty Papers	66.9%	66.0%	69.9%

Composite Fibers	33.1	34.0	30.1

Total	100.0%	100.0%	100.0%

Net tons sold by each business unit for the past three years were as follows:

	2009	2008	2007

Specialty Papers	738,841	743,755	726,657

Composite Fibers	80,064	85,599	72,855

Total	818,905	829,354	799,512

Specialty Papers  Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card and other niche specialty applications.

The markets in which Specialty Papers competes have undergone significant and rapid consolidation over the past several years resulting in fewer, more globally

Glatfelter 2009 Annual Report    1

focused producers. Over 80% of the North American market share is now served by five paper companies, of which Glatfelter is one. Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2009	2008	2007

Carbonless & forms	$320,088	$338,067	$345,785

Book publishing	176,646	201,040	185,343

Envelope & converting	146,812	138,293	116,797

Engineered products	143,490	149,372	136,785

Other	4,879	7,127	17,583

Total	$791,915	$833,899	$802,293

We believe we are one of the leading suppliers of book publishing papers in the United States and the second leading carbonless paper producer. Although the market for carbonless papers in North America is declining approximately 8% to 10% per year, and in 2009, in part due to the recession, this decline was greater, we have been successful in executing our strategy to replace this lost volume with products such as envelope and converting papers, forms and other products. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. This market is generally more mature and declining. However, we compete on our customer service capabilities and have grown our market share in each of the last three years.

Specialty Papers’ highly technical engineered products include those designed for multiple end uses, such as papers for pressure-sensitive postage stamps, greeting and playing cards, conical cups, digital imaging applications and for release paper applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized by demanding, specialized customer and end-user applications. Some of our products are new and higher growth while others are more mature and further along in the product life cycle. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they typically command higher per ton prices and generally exhibit greater pricing stability relative to commodity grade paper products.

Composite Fibers  Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher-value-added products in the following markets:

•	Food & Beverage paper used for tea bags and coffee pods/pads;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer products applications;

•	Composite Laminates papers used in production of decorative laminates, furniture and flooring applications; and

•	Technical Specialties is a diverse line of paper products used in batteries, medical masks and other highly engineered applications.

We believe this business unit maintains a market leadership position in the tea bag and coffee pods/pads and filters market and the composite laminates market. Since the completion of the Caerphilly acquisition, we have the second largest market share for metallized products globally. Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2009	2008	2007

Food & beverage	$233,899	$252,545	$218,961

Metallized	81,388	85,719	45,426

Composite laminates	46,442	58,705	52,972

Technical specialties and other	30,366	32,983	28,671

Total	$392,095	$429,952	$346,030

Our focus on products made from abaca pulp has made us the world’s largest producer of tea bag and coffee pods/pads filter papers. Many of this unit’s papers are technically sophisticated. Most of the papers produced in the Composite Fibers business unit, except for metallized papers, are extremely lightweight and require very specialized fibers. Our engineering capabilities, specifically designed papermaking equipment and customer orientation position us well to compete in these global markets.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 22.

We intend to manage the operations of Concert Industries as a separate business unit to be known as Advanced Airlaid Materials.

Our Competitive Strengths  Since commencing operations over 145 years ago, we believe that Glatfelter has developed into one of the world’s leading manufacturers of specialty papers and engineered products. We believe that the following competitive strengths have contributed to our success:

•	Broad and diverse product portfolio. We manufacture a very large portfolio of specialized paper products which diversifies our revenue base, enabling us to access a variety of end-markets and to pursue a wide range of customers. We have the ability to shift production in order to capitalize on market opportunities. The breadth and global reach of our product range help cushion the impact of external economic influences on us.

•	Leading market positions in higher-value, niche segments. We have focused our resources to achieve market-leading positions in certain higher-value, niche segments. Our products include various highly specialized paper products designed for technically demanding end uses. Consequently, many of our products achieve premium pricing relative to that of commodity paper grades. In each of the past three years, approximately 77%, 81% and 81% respectively, of our sales were derived from these higher-value, niche products. The specialized nature of these products generally provides greater pricing stability relative to commodity paper products.

•	Integrated and flexible production. As a nearly fully integrated producer, we are able to mitigate adverse fluctuations in the costs of certain raw materials and energy. In Specialty Papers, our Spring Grove and Chillicothe facilities are vertically integrated operations producing in excess of 85% of the annual pulp required for their paper production. Our Spring Grove and Chillicothe facilities also generate 100% of the steam and substantially all of the electricity required for their operations. The flexible operating platform of our Specialty Papers business offers the following unique benefits:

•	the capability to manufacture a broad and diverse product portfolio;

•	the ability to shift manufacturing capacity among product lines;

•	the flexibility to maximize manufacturing efficiencies in response to changing market dynamics; and

•	support for our New Product Development initiatives.

In Composite Fibers, our Philippine mill processes abaca fiber to produce abaca pulp, a key raw material used by this business unit. The Philippine mill produces approximately 80% of the annual abaca pulp required for Composite Fibers’ production requirements.

•	Customer-centric business focus. We offer a unique and diverse product line that can be customized to serve the individual needs of our customers. This allows us to develop close relationships with our key customers and to be adaptable in our product development, manufacturing, sales and marketing practices to meet changing customer needs. We believe that this approach has led to the development of excellent customer relationships, defensible market positions, and increased pricing stability relative to commodity paper producers. Additionally, our customer-centric focus has been a key driver to our success in new product development.

•	Significant investment in product development. In order to keep up with our customers’ ever-changing needs, we continually enhance our product offerings through significant investment in product development. In each of the past three years, we invested approximately $8 million in product development activities. We derive a significant portion of our revenue from products developed, enhanced or improved as a result of these activities. Revenue generated from products developed, enhanced or improved within the five previous years as a result of these activities represented in excess of 50% of net sales in each of the past three years ended December 31, 2009.

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

Specialty Papers  The North American uncoated free sheet market has been challenged by a supply and demand imbalance, particularly for commodity-like products. While the industry has narrowed the supply-demand gap by eliminating capacity, the imbalance continues. To be successful in the current market environment, our strategy is focused on:

•	leveraging our flexible operating platform to optimize product mix by shifting production among facilities to more closely match output with changing demand trends;

Glatfelter 2009 Annual Report    3

•	employing our new product development capabilities to meet changing customer demands and to replace declining carbonless volumes;

•	employing a low-cost approach to our manufacturing activities and continuously implementing cost reduction initiatives; and

•	improving business processes and deploying continuous improvement capabilities to maintain superior customer service.

Composite Fibers  The markets served by this business unit are characterized by long-term growth opportunities. To take advantage of this, our strategy is focused on:

•	capturing world-wide growth in Composite Fibers’ core markets of food & beverage, composite laminates and metallized papers;

•	enhancing product mix across all of the business unit’s markets by utilizing new product development capabilities; and

•	implementing cost reduction initiatives including, among others, work-force efficiencies and improved supply chain management.

Balance Sheet  We are focused on prudent financial management and the maintenance of a conservative capital structure. By aggressively managing working capital to maximize cash flow from operations, making disciplined capital expenditure decisions and monetizing the value of our timberland assets, we are able to maintain a strong balance sheet, thereby preserving the flexibility to pursue strategic opportunities that will benefit our shareholders.

Acquisitions  We have a demonstrated ability to establish leading market positions through the successful acquisition and integration of complementary businesses. Since 2006, we have successfully completed and fully integrated three acquisitions. In November 2007, we expanded our growth platform in metallized products and created a major increase in our European production scale through our acquisition of Metallised Products Limited and its facility located in Caerphilly, United Kingdom. Our acquisition of the carbonless business operations of NewPage Corporation in April 2006 permitted us to take advantage of that operation’s scale and efficient manufacturing environment to expand our higher-value-added Specialty Papers business unit. Lastly, our acquisition of the Lydney mill from J R Crompton Ltd. in March 2006 further strengthened our leading position in tea bags and coffee filter papers. We expect that our purchase of Concert will enable us to grow with the industry leaders in feminine hygiene and adult incontinence products and complements our long-term strategy of driving growth in our markets in part through acquisitions.

Raw Material and Energy  The following table provides an overview of the estimated amount of principal raw materials (“PRM”) expected to be used in 2010 by each of our manufacturing facilities:

	Estimated Annual
	Quantity (short	Percent of PRM
	tons)	Purchased

Specialty Papers
Spring Grove
Pulpwood(1)	1,051,000	92
Wood – and other pulps	272,800	16
Chillicothe(1)
Pulpwood	1,270,000	100
Wood – and other pulps	384,900	10
Composite Fibers
Abaca fiber	17,000	100
Wood- and other pulps	40,200	100
Abaca pulp	16,000	13
Synthetic fiber	10,200	100
Metallized base stock	33,000	100

(1)	Pulpwood is used to produce woodpulp.

(2)	The information set forth above does not include the raw material needs of Concert Industries which was acquired on February 12, 2010.

Our Spring Grove, Pennsylvania and Chillicothe, Ohio mills are vertically integrated operations producing in excess of 85% of the combined annual pulp required for paper production. The principal raw material used to produce this pulp is pulpwood, including both hardwoods and softwoods. Hardwoods are available within a relatively short distance of our mills. Softwoods are obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, Virginia, Kentucky, Tennessee and South Carolina. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners. In addition to sourcing the pulpwood in the open market, we have long-term supply contracts that provide access to timber at market prices.

In addition to integrated pulp making, both the Spring Grove and Chillicothe facilities generate 100% of the steam and 100% and 80%, respectively, of their electricity needs. Principal fuel sources vary by facility and include over 600,000 tons of coal, 870,000 MMBTUs of natural gas, as well as recycled pulping chemicals, bark, wood waste, and fuel oil. Spring Grove’s coal needs are met under a three year contract that expires at the end of 2012 and Chillicothe’s coal needs are supplied under two contracts that expire in the fourth quarter of 2010.

Energy and related sales activities  The Spring Grove facility produces more electricity than it requires. Excess electricity is sold to the local power company under a long-term co-generation contract expiring March 31, 2010. Anticipating the 2010 expiration of our co-generation contract, we became a member of PJM

Interconnection, a federally regulated regional transmission organization that coordinates the movement and ensures reliability of wholesale electricity in its region. As a member, we are committed to providing capacity to the high-voltage electricity grid and agree to sell excess power at market prices. Accordingly, our margin earned from energy sales will be subject to market volatility associated with price at which energy is sold together with volatility in input costs, primarily related to coal. The Gernsbach, Scaër and Lydney facilities generate all of the steam required for their operations. The Gernsbach facility generated approximately 19.5% of its 2009 electricity needs and purchased the balance. The Scaër and Lydney facilities purchased 100% of their 2009 electric power requirements. Natural gas was used to produce substantially all internally generated energy at the Gernsbach, Scaër and Lydney facilities during 2009.

Our mill in the Philippines processes abaca fiber to produce a specialized pulp. This abaca pulp production provides a unique advantage by supplying a key raw material used by our Composite Fibers business unit. The supply of abaca fiber was somewhat constrained in 2008. As a result, the Composite Fibers business unit slowed its paper machines and used substitute grades of abaca and substitute fibers to meet customer demands. In addition, events may arise from the relatively unstable political and economic environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the availability of abaca pulp for our Composite Fibers business unit. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We target to have approximately one month of fiber supply in stock and one month of fiber supply at sea available to us. In addition, we have established contingency plans for alternative sources of abaca pulp. However, the cost of obtaining abaca pulp from such alternative sources, if available, would likely be much higher.

Alternative Fuel Mixture Credits  The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. We began mixing black liquor and diesel fuel in late February 2009. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. Since we began mixing and burning eligible alternative fuels, we earned $107.8 million of alternative fuel mixture credits.

According to the Internal Revenue Code, the tax credit expired on December 31, 2009. Accordingly, we do not expect to be eligible for additional credits.

Based on information currently available, we believe that we will continue to have ready access, for the foreseeable future, to all principal raw materials used in the production of our products. The cost of our raw materials is subject to significant change, including, but not limited to, the costs of wood, pulp products, certain commodity chemicals and energy.

Concentration of Customers  For each of the past three years, no single customer represented more than 10% of our consolidated net sales.

Competition  Our industry is highly competitive. We compete on the basis of product quality, customer service, product development, price and distribution. We offer our products throughout the United States and globally in approximately 85 countries, exclusive of the Concert acquisition. Competition in the markets in which we participate comes from companies of various sizes, some of which have greater financial and other capital resources than we do.

There are a number of companies in the United States that manufacture printing and converting papers. We believe we are one of the leading producers of book publishing papers and compete in these markets with, among others, Domtar and Fraser. In the envelope sector we compete with, among others, International Paper, Domtar and Blue Ridge. In the carbonless paper and forms market, we compete with Appleton Papers and, to a lesser extent, Nekoosa Papers, Inc. In our Specialty Papers’ engineered products markets and for the Composite Fibers business unit’s markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We compete with specialty divisions of large companies such as, among others, Ahlstrom, International Paper, Sappi and Stora Enso. Service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

Glatfelter 2009 Annual Report    5

Capital Expenditures  Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary for environmental compliance, normal upgrades or replacements, business strategy and research and development. For 2010, we expect capital expenditures to total approximately $45 million to $50 million, inclusive of Concert.

Environmental Matters  We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of our mills. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. For a discussion of environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 21.

Employees  The following table summarizes our workforce as of December 31, 2009:

					Contract Period
Location(3)	Total	Hourly		Salaried	Start		End	Union

U.S.

Corporate/Spring Grove	943	581	(1)	362	Jan. 2008		Jan. 2011	United Steelworkers International

Chillicothe/Fremont	1,424	1,073	(1)	351	Aug. 2009		Aug. 2012	Union and the Office and Professional Employees International Union,

International

Gernsbach	579	222	(1)	357		(2)		Industriegewerkschaft Bergbau, Chemie, Energie-IG BCE

Scaër	118	69	(1)	49		(2)		Confederation Generale des Travailleurs & Force Ouvriere

Lydney	278	213	(1)	65		(2)		Unite the Union

Caerphilly	112	82	(1)	30		(2)		General Maintenance & Boiler’s

Philippines	92	61	(1)	31		(2)		Newtech Pulp Workers Union

Total worldwide employees	3,546	2,301		1,245

(1)	Generally, the majority of the hourly employees included in the table above are covered by terms and conditions of the collective bargaining agreements with the respective labor organization indicated.

(2)	Employees of these facilities are generally covered by one-year labor agreements. Negotiations to renew the agreements are underway at various times during the year. The terms and conditions of the existing agreements will remain in effect until new agreements are reached.

(3)	The data does not include Concert, which employs approximately 590 people.

We consider the overall relationship with our employees to be satisfactory.

Available Information  On our investor relations page of our Corporate website at www.glatfelter.com we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and other related information as soon as reasonably practical after they are filed with the Securities and Exchange Commission. In addition, our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, and biographies of our Board of Directors and Executive Officers, Audit, Compensation, Finance and Nominating Committees of the Board of Directors and their respective Charters, Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by calling (717) 225-2724.

ITEM 1A	RISK FACTORS

Our business and financial performance may be adversely affected by the adverse global economic environment or downturns in the target markets that we serve.

Demand for our products in the markets we serve is primarily driven by demand for our customers’ products, which is often affected by general economic conditions. Downturns in our target markets could result in decreased demand for our products. In particular, our businesses may continue to be adversely affected by the global economic downturn and by softness in targeted markets. Our results could be adversely affected if economic conditions further weaken or fail to continue to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The economic impact may cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

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

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become constrained.

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

Our Philippine mill purchases abaca fiber to produce abaca pulp, which we use to manufacture our tea bag and coffee pods/pads and filter paper products at our Gernsbach, Scaër and Lydney facilities. However, in the past the supply of abaca fiber has been constrained unexpectedly due to severe weather related damage to the source crop as well as selection by land owners of alternative uses of land in lieu of fiber producing activities. As a result of supply constraints, pricing pressure persists.

The cost of many of our production materials and costs, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, coal is a principal source of fuel for both the Spring Grove and Chillicothe facilities and natural gas is used as a source of fuel for our Chillicothe and Composite Fibers’ business unit facilities. Also, in prior years other input costs such as caustic, starch and others, have exhibited extreme upward pricing pressure. In addition, our vendors’ liquidity may be impacted by the economy creating supply shortages.

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

In recent years, the global paper industry in which we compete has been adversely affected by paper producing capacity exceeding the demand for products and by declining uncoated free sheet demand. As a result, the uncoated free sheet industry has taken steps to reduce underperforming capacity. However, slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a competitive disadvantage.

Some of the factors that may adversely affect our ability to compete in the markets in which we participate include:

•	the entry of new competitors into the markets we serve, including foreign producers;

•	the willingness of commodity-based paper producers to enter our specialty markets when they are unable to compete or when demand softens in their traditional markets;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	the impact of emerging electronic-based substitutes for certain of our products such as book publishing and envelope;

•	our inability to develop new, improved or enhanced products; and

•	our inability to maintain the cost efficiency of our facilities.

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

Glatfelter 2009 Annual Report    7

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

We have exposure to liability for remediation and other costs related to the presence of polychlorinated biphenyls in the lower Fox River on which our former Neenah, Wisconsin mill was located. In December 2009, the United States District Court for the Eastern District of Wisconsin issued a favorable order in the pending litigation relating to the Fox River site that while not fully resolving our liability at the site, essentially dismissed the plaintiffs’ claims against the defendants. The plaintiffs have filed a notice of appeal of this order. There can be no assurance that we will be able to successfully defend against such appeal. We have financial reserves for environmental matters, including the Fox River site, but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complicated and should be reviewed in context; please see a more detailed discussion of these matters in Item 8 – Financial Statements and Supplementary Data – Note 21.

We may not be able to successfully integrate the Concert acquisition or realize the potential benefits of the acquisition, which could have a material adverse effect on our results of operations.

We may not be able to combine successfully the operations of Concert with our operations. The integration of Concert with our operations will require significant attention from management and may impose substantial demands for other resources. Acquisitions inherently involve risks, including those associated with assimilating and integrating different business operations, corporate cultures, personnel, infrastructures and technologies or products and increasing the scope, geographic diversity and complexity of our operations. There may be additional costs or liabilities that are not currently anticipated, including unexpected loss of key employees or customers of Concert and hiring additional management and other critical personnel. The acquisition may also be disruptive to our ongoing business and may not be successfully received by our customers. The purchase of Concert also involved a significant capital commitment, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. Any of these factors could adversely affect our operations, financial results and liquidity.

Furthermore, we may not realize the potential benefits of the acquisition. Historically, Concert has been dependent upon a limited number of customers and product markets for a significant portion of its net sales. One customer accounted for the majority of Concert’s net sales for the three years ended December 31, 2009. The loss of a significant customer could have a material adverse effect on Concert’s operating results. In addition,

Concert’s sales in the feminine hygiene market accounted for over three-fourths of its net sales in 2009. A decline in Concert’s sales of feminine hygiene products or in sales of feminine hygiene products generally could have a material adverse effect on Concert’s operating results. Customers in the airlaid non-woven fabric material market, including the feminine hygiene market, may also switch to less expensive products or otherwise reduce demand for Concert’s products, thus reducing the size of the markets in which Concert currently sells its products. Any of the foregoing could result in our failing to realize the benefits of the acquisition, which could have a material adverse effect on our financial performance and business prospects.

Our operations may be impaired and we may be exposed to potential losses and liability as a result of natural disasters, acts of terrorism or sabotage or similar events.

Natural disasters, such as earthquakes, flooding or fire, and acts of terrorism or sabotage affecting our operating activities and major facilities could materially and adversely affect our operations, our operating results and financial condition. In particular, we own and operate four dams in York County, Pennsylvania that were built to ensure a steady supply of water for the operation of our paper mill in Spring Grove, Pennsylvania, which is a primary manufacturing location for our book publishing papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas and sudden failure would endanger occupants or residential, commercial or industrial structures. Failure or breach of any of the dams, including as a result of natural disaster or act of terrorism or sabotage, could cause significant personal injuries and damage to residential and commercial property downstream for which we may be liable. The failure of a dam could also be extremely disruptive and result in damage to or the shutdown of our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by our insurance policies or may substantially exceed the limits of our policies, and could materially and adversely affect our operating results and financial condition.

In addition, many of our paper making operations requires a reliable and abundant supply of water. Such mills rely on a local water body or water source for its water needs and, therefore, is particularly impacted by drought conditions or other natural or manmade interruptions to its water supplies. At various times and for differing periods, each of our mills has had to modify operations due to water shortages or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our paper mills due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

In addition, our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim in the world’s hazard belt. By virtue of its geographic location, this mill is subject to, among other types of natural disasters, floods, droughts, cyclones, typhoons, earthquakes, windstorms and volcanic activity. Moreover, the area of Lanao del Norte has been a target of terrorist activities, including bombings, by suspected members of the al-Qaeda-linked Islamist groups in the Philippines, such as the Abu Sayyaf and the Rajah Solaiman Group and other Islamic militant groups, most notably the Moro Islamic Liberation Front. The most common bomb targets in Lanao del Norte to date have been power transmission towers. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks or power interruptions. The Mindanao mill supplies approximately 80% of the abaca pulp that is used by our Composite Fibers business unit to manufacture our coffee and tea bag filter papers. Any interruption, loss or extended curtailment of operations at our Mindanao mill could materially and adversely affect our operating results and financial condition.

We have operations in a potentially politically and economically unstable location.

Our pulp mill in the Philippines is located in a region that is unstable and subject to political unrest. As discussed above, our Philippine pulp mill produces abaca pulp, a significant raw material used by our Composite Fibers business unit and is currently our main provider of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp from alternative sources at a reasonable price or at all. As a consequence, any civil disturbance, unrest, political instability or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, revenues and operating results.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have significant operations and assets located in Germany, France, the United Kingdom, the Philippines and as a result of the recent completion of the Concert Industries acquisition, in Canada. Our international sales and operations are subject to a number of special risks,

Glatfelter 2009 Annual Report    9

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

We own and operate paper and pulp mills in Germany, France, the United Kingdom and the Philippines and as a result of the recent completion of the Concert acquisition, in Canada. The majority of our business is transacted in U.S. dollars, however, a substantial portion of business is transacted in Euros, British Pound Sterling and Canadian dollars. With respect to the Euro and Canadian dollar, we generate substantially greater cash inflow in these currencies than we do outflow. However, with respect to the British Pound Sterling, we have greater outflows than inflows of this currency. As a result of these positions, we are exposed to changes in currency exchange rates.

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

Substantially lower and more volatile market prices for sales of excess electricity compared to the price we currently receive may prevent us from achieving the historical margins on our sales of excess electricity in relation to our coal supply contract, which could have a material adverse affect on our consolidated financial position and results of operations.

We generate electricity at our Spring Grove facility using a variety of fuels, including coal. We purchase coal for this facility under a long-term, fixed price supply contract, which expires at the end of 2012. The current market price for coal is approximately 10% higher than the fixed price we pay under the contract. In addition, because our Spring Grove facility produces more electricity than it requires, we have historically sold the excess electricity to the local power company under a long-term co-generation contract, which expires March 31, 2010. The fixed price we receive for electricity under this contract is approximately 30% higher than current forward prices for electricity. We are unable to renew this co-generation contract upon its expiration on March 31, 2010 and will, instead, sell our excess electricity at market prices prevailing at the time of sale. Market prices for electricity have historically been volatile and may continue to be substantially lower than the price we currently receive under our expiring co-generation contract.

Our cost of coal, as well as the costs incurred for natural gas and other fuels used to generate electricity, have a major impact on the net revenue and overall profitability of our Specialty Paper business unit. By selling our excess electricity at market prices prevailing at the time of sale, we may not be able to continue to sell excess electricity at acceptable margins in relation to the prices under our coal supply contract, if at all. A reduction in these margins or an inability to sell our excess electricity could reduce the net revenues and overall profitability of our Specialty Papers business unit, which would have a material adverse affect on our consolidated financial position and results of operations.

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

An IRS audit of our 2009 tax return could result in a change in the tax treatment of the alternative fuel mixture credits we claimed in 2009, which could have a material adverse effect on our results of operations and financial position.

The U.S. Internal Revenue Code, or the Code, provided a tax credit for companies that used alternative fuel mixtures to produce energy to operate their businesses on or prior to December 31, 2009. During 2009, we registered two of our facilities with the IRS as alternative fuel mixers based on their use of black liquor as an alternative fuel source. For the year ended December 31, 2009, we will have substantial alternative fuel mixture credits relating to these facilities. Our results of operations in 2009 included, on a pre-tax basis, $107.8 million of alternative fuel mixture credits of which $29.7 million has been received in cash, $20.1 million was used to reduce estimated interim tax payments and $58.0 million will be claimed as refundable income tax credits and is expected to be realized in cash primarily in the first half of 2010. In the event that the IRS audits our tax return for the year ended December 31, 2009, the IRS may conclude that some or all of the credits claimed are subject to federal income taxes, which would subject us to additional tax liabilities and could have a material adverse effect on our results of operations and financial position.

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

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

Our leased corporate offices are located in York, Pennsylvania. In addition, we lease office space for a sales and distribution office in Moscow, Russia. As of December 31, 2009, we owned and operated paper mills located in Pennsylvania; Ohio; the United Kingdom; Germany; and France. Our metallized paper production facility located in Caerphilly, Wales leases the building and land associated with its operations. We also own and operate a pulp mill in the Philippines. Substantially all of the equipment used in our papermaking and related operations is also owned. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

The following table summarizes the estimated production capacity of each of our facilities as of December 31, 2009:

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

Glatfelter 2009 Annual Report    11

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

Our facility in the Philippines consists of a pulpmill that supplies a majority of the abaca pulp requirements of the Composite Fibers paper mills.

Concert, which was acquired in February 2010, has annual rated capacity totaling approximately 84,000 metric tons of airlaid products.

ITEM 3	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data – Note 21.

ITEM 4	[RESERVED]

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 15, 2010.

Name	Age	Office with the Company

George H. Glatfelter II	58	Chairman and Chief Executive Officer

Dante C. Parrini	45	Executive Vice President and Chief Operating Officer

John P. Jacunski	44	Senior Vice President and Chief Financial Officer

David C. Elder	41	Vice President and Corporate Controller

Thomas G. Jackson	44	Vice President General Counsel and Corporate Secretary

Debabrata Mukherjee	40	Vice President and General Manager, Specialty Papers Business Unit

Martin Rapp	50	Vice President and General Manager, Composite Fibers Business Unit

Mark A. Sullivan	55	Vice President Global Supply Chain

William T. Yanavitch II	49	Vice President Human Resources and Administration

Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

George H. Glatfelter II is our Chairman and Chief Executive Officer, positions he has held since February 2001. Mr. Glatfelter joined our company in January 1977. He also serves as a director of Met-Pro Corporation.

Dante C. Parrini became Executive Vice President and Chief Operating Officer in February 2005. Prior to this, Mr. Parrini was Senior Vice President and General Manager, a position he held beginning in January 2003. Mr. Parrini previously was Vice President responsible for Sales and Marketing.

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

Thomas G. Jackson became Vice President, General Counsel and Secretary in June 2008. Since joining us in November 2006, Mr. Jackson has held various positions in our legal department including Assistant General Counsel, Assistant Secretary and Director of Compliance. Prior to joining our company, Mr. Jackson was Director of Business Development at C&D Technologies, Inc. from August 2005 to September 2006 and prior to that was Deputy General Counsel at C&D Technologies from October 1999 to August 2005.

Debabrata Mukherjee was appointed Vice President & General Manager – Specialty Papers Business Unit in April 2008. Dr. Mukherjee joined our Company in 1998 and since then has held various operational, sales and technical leadership positions within the Specialty Papers Business Unit. From March 2006 through March 2008, Dr. Mukherjee served as Division Vice President, Engineered & Converting Products. From February 2004 through February 2006, Dr. Mukherjee served as Director, Engineered Products. Prior to joining Glatfelter, Dr. Mukherjee served in various capacities with Felix Schoeller, a German based global specialty paper manufacturer.

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

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years.

Quarter	High	Low	Dividend

2009

Fourth	$12.58	$10.01	$0.09

Third	12.14	7.91	0.09

Second	11.59	6.00	0.09

First	9.80	4.57	0.09

2008

Fourth	$13.69	$7.50	$0.09

Third	15.76	12.51	0.09

Second	15.76	13.51	0.09

First	15.44	12.85	0.09

As of March 12, 2010, we had 1,515 shareholders of record.

Glatfelter 2009 Annual Report    13

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. For the year ended December 31, 2009, as a result of changes in our industry, including the bankruptcy of certain companies previously included in the old peer group, we now compare our stock performance to the S&P Small Cap 600 Paper Products index. This peer index is comprised of Buckeye Technologies Inc., Clearwater Paper Corp., Neenah Paper Inc., Schweitzer-Mauduit International and Wausau Paper Corp. The old peer group consisted of AbitibiBowater, Inc., Neenah Paper, Inc., Schweitzer-Mauduit International and Wausau Paper Corp.

In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours.

The graph assumes that the value of the investment in our common stock, in each index, and in each of the peer groups (including reinvestment of dividends) was $100 on December 31, 2004 and charts it through December 31, 2009.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31
Dollars in thousands, except per share	2009(1)	2008	2007	2006	2005

Net sales	$1,184,010	$1,263,850	$1,148,323	$986,411	$579,121
Energy sales, net	13,332	9,364	9,445	10,726	10,078

Total revenue	1,197,342	1,273,214	1,157,768	997,137	589,199
Reversal of (shutdown and restructuring charges and unusual items)	—	856	(35)	(30,318)	(1,564)
Gains on dispositions of plant, equipment and timberlands, net	898	18,468	78,685	17,394	22,053
Gains from insurance recoveries	—	—	—	205	20,151
Net income (loss)	123,442	57,888	63,472	(12,236)	38,609
Earnings (loss) per share
Basic	2.70	1.28	1.41	(0.27)	0.88
Diluted	2.70	1.27	1.40	(0.27)	0.87
Total assets	1,190,294	1,057,309	1,287,067	1,225,643	1,044,977
Total debt	254,583	313,285	313,185	397,613	207,073
Shareholders’ equity	510,704	342,707	476,068	388,368	432,312
Cash dividends declared per common share	0.36	0.36	0.36	0.36	0.36
Shares outstanding	45,706	45,434	45,141	44,821	44,132
Capital expenditures	26,257	52,469	28,960	44,460	31,024
Depreciation and amortization	61,256	60,611	56,001	50,021	50,647
Tons sold	818,905	829,354	799,512	721,892	498,593
Number of employees	3,546	3,633	3,854	3,704	1,958

(1)	During 2009, we recognized $107.8 million of alternative fuel mixture credits, all of which were recorded as a reduction to cost of products sold.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added Specialty Papers and Composite Fibers products;

v.	our inability to renew our electricity sales agreement resulting in market pricing that is currently below historical margins in relation to our current coal supply contract;

vi.	the impact of competition, changes in industry paper production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vii.	the impairment of financial institutions as a result of the current credit market conditions and any resulting impact on us, our customers or our vendors;

viii.	the gain or loss of significant customers and/or on-going viability of such customers;

ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xi.	geopolitical events, including war and terrorism;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiv.	adverse results in litigation; and

xv.	our ability to finance, consummate and integrate current or future acquisitions.

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

Overview  Our results of operations for 2009 when compared with 2008 were impacted by the weak global economic conditions. Overall volumes shipped by Specialty Papers declined slightly and Composite Fibers declined 6.5% in the year-to-year comparison. As a result of the soft demand for most of our products and our efforts to reduce inventory, during the second quarter of 2009, we incurred significant market-related downtime at many of our facilities which adversely affected results of operations. This downtime continued within our Composite Fibers business unit into the third quarter, although to a lesser extent. For 2009, we generated $163.9 million of cash from operations, including alternative fuel mixture credits, as a result of improved operations, inventory reductions and effective working capital management initiatives.

During 2009, we registered two of our facilities with the U.S. Internal Revenue Service as alternative fuel mixers based on their use of black liquor as an

Glatfelter 2009 Annual Report    15

alternative fuel source. Our 2009 results of operations included, on a pre-tax basis, $107.8 million of alternative fuel mixture credits, of which $29.7 million was received in cash and another $20.1 million was used to offset interim estimated tax payments. We expect to realize the remaining $58.0 million of credits in the form of non-taxable refundable income tax credits.

Specialty Papers’ operating income totaled $55.9 million and $49.2 million for 2009 and 2008, respectively. The improvement in operating income was led by productivity improvements and cost reduction initiatives and sales of renewable energy credits, partially offset by the adverse impact of lower volumes and selling prices. During 2009, the weak economic environment adversely affected demand in all markets served by Specialty Papers. As a result of weak demand in the first half of the year and our efforts to reduce inventory, this unit incurred market related downtime totaling 33,019 tons of paper. During the year, we reduced Specialty Papers’ inventories by 13.3%.

Our Composite Fibers business unit’s operating income declined to $21.9 million from $25.0 million in 2008. Volumes shipped during 2009 declined 6.5% compared to 2008 as a result of the weak economic environment and our customers’ actions to reduce their inventory levels. As a result of weak demand and our inventory reduction efforts, during 2009 we incurred unscheduled downtime totaling approximately 6,480 tons of paper, or 9.4% of the unit’s total capacity for the period.

In addition, our pre-tax results of operations in 2009 included $17.7 million of lower gains from the sale of timberlands than what was realized in 2008. We also recorded $7.0 million of pension expense in 2009 compared with pension income of $16.1 million in 2008.

RESULTS OF OPERATIONS

2009 versus 2008

The following table sets forth summarized results of operations:

	Year Ended December 31
In thousands, except per share	2009	2008

Net sales	$1,184,010	$1,263,850

Gross profit	269,764	177,782

Operating income	160,405	99,209

Net income	123,442	57,888

Earnings per diluted share	2.70	1.27

The consolidated results of operations for 2009 and 2008 include the following items not considered to be part of our core business operations:

	After-tax
In thousands, except per share	Income (loss)	Diluted EPS

2009

Alternative fuel mixture credits	$95,764	$2.09

Acquisition related costs	(1,768)	(0.04)

2008

Gains on sale of timberlands	$10,984	$0.24

Reversal of shutdown and restructuring charges	517	0.01

Acquisition integration costs	(889)	(0.02)

These items increased earnings by $94.0 million, or $2.05 per diluted share in 2009. Comparatively, the items identified above increased earnings in 2008 by $10.6 million, or $0.23 per diluted share.

Business Units  Results of individual business units are presented based on our management accounting practices and management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to accounting principles generally accepted in the United States of America; therefore, the financial results of individual business units are not necessarily comparable with similar information for any other company. The management accounting process uses assumptions and allocations to measure performance of the business units. Methodologies are refined from time to time as management accounting practices are enhanced and businesses change. The costs incurred by support areas not directly aligned with the business unit are allocated primarily based on an estimated utilization of support area services or are included in “Other and Unallocated” in the Business Unit Performance table.

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

Business Unit Performance	Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2009	2008	2009	2008	2009	2008	2009	2008

Net sales	$791,915	$833,899	$392,095	$429,952	–	$(1)	$1,184,010	$1,263,850

Energy sales, net	13,332	9,364	–	–	–	–	13,332	9,364

Total revenue	805,247	843,263	392,095	429,952	–	(1)	1,197,342	1,273,214

Cost of products sold	693,949	739,481	334,378	366,791	(100,749)	(10,840)	927,578	1,095,432

Gross profit (loss)	111,298	103,782	57,717	63,161	100,749	10,839	269,764	177,782

SG&A	55,408	54,596	35,779	38,206	19,070	5,095	110,257	97,897

Reversal of shutdown and restructuring charges	–	–	–	–	–	(856)	–	(856)

Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(898)	(18,468)	(898)	(18,468)

Total operating income (loss)	55,890	49,186	21,938	24,955	82,577	25,068	160,405	99,209

Non operating income (expense)	–	–	–	–	(17,259)	(18,183)	(17,259)	(18,183)

Income (loss) before income taxes	$55,890	$49,186	$21,938	$24,955	$65,318	$6,885	$143,146	$81,026

Supplementary Data

Net tons sold	738,841	743,755	80,064	85,599	–	–	818,905	829,354

Depreciation, depletion and amortization	$37,520	$35,010	$23,736	$25,601	$–	$–	$61,256	$60,611

Capital expenditures	14,077	20,878	12,080	31,591	100	–	26,257	52,469

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2009	2008	Change

Net sales	$1,184,010	$1,263,850	$(79,840)

Energy and related sales – net	13,332	9,364	3,968

Total revenues	1,197,342	1,273,214	(75,872)

Costs of products sold (1)	927,578	1,095,432	(167,854)

Gross profit	$269,764	$177,782	$91,982

Gross profit as a percent of Net sales	22.8%	14.1%

(1)	Includes $107.8 million of alternative fuel mixture credits, net of related expenses.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2009	2008

Business Unit

Specialty Papers	66.9%	66.0%

Composite Fibers	33.1	34.0

Total	100.0%	100.0%

Net sales  totaled $1,184.0 million for 2009, a decrease of $79.8 million, or 6.3%, compared to 2008.

In the Specialty Papers business unit, 2009 net sales decreased $42.0 million to $791.9 million. Operating income increased $6.7 million in the year over year comparison and totaled $55.9 million in 2009. The improvement in operating income was primarily due to $12.2 million of productivity efficiencies and cost reduction initiatives and $4.5 million of lower input costs. These favorable factors were offset by $7.6 million of lower volumes and mix impact and $2.1 million of lower selling prices. Operating income was also adversely impacted by the costs of unplanned downtime at the Spring Grove and Chillicothe facilities totaling approximately $6.6 million in 2009 compared to 2008.

We sell excess power generated by the Spring Grove, PA facility pursuant to a long-term contract that expires March 31, 2010. The following table summarizes this activity for each of the past two years:

In thousands	2009	2008	Change

Energy sales	$20,128	$19,731	$397

Costs to produce	(11,883)	(10,367)	(1,516)

Net	8,245	9,364	(1,119)

Renewable energy credits	5,087	–	5,087

Total	$13,332	$9,364	$3,968

Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. The market for such certificates is an emerging and somewhat illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate additional sales of RECs in future periods. In addition, the certification by the Public Utility Commission of Ohio of our Chillicothe, OH facility as a renewable energy generator was appealed by a consumer advocacy group. While we believe the certification will be upheld, we are unable to predict its ultimate outcome.

In Composite Fibers, 2009 net sales were $392.1 million, a decline of $37.9 million from 2008. Operating income declined by $3.0 million in the comparison to $21.9 million. Total volumes shipped by this business unit declined 6.5% led by lower shipments of composite laminates and food & beverage paper products, which declined 18.5% and 5.5%, respectively. The translation of foreign currencies adversely impacted net sales by $23.0 million; however, higher average selling prices contributed $6.2 million.

Glatfelter 2009 Annual Report    17

Energy and raw material costs in the Composite Fibers business unit were $3.9 million higher in 2009 than in 2008. Market-related downtime adversely impacted operating results by $7.4 million in 2009 compared to 2008.

Alternative Fuel Mixture Credits  The U.S. Internal Revenue Code provides a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We received a payment from the Internal Revenue Service on June 30, 2009 in the amount of $29.7 million for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009. Since we began mixing and burning eligible alternative fuels, we have earned $107.8 million of alternative fuel mixture credits of which $29.7 million has been received in cash, $20.1 million was used to reduce estimated interim tax payments and $58.0 million will be claimed as refundable income tax credits and is expected to be realized in cash primarily in the first half of 2010. We record all alternative fuel mixture credits as a reduction to cost of goods sold.

According to the Internal Revenue Code, the tax credit expired on December 31, 2009.

Pension Expense/Income  The following table summarizes the amounts of pension expense or income recognized for 2009 compared to 2008:

	Year Ended December 31
In thousands	2009	2008	Change

Recorded as:

Costs of products sold	$(4,936)	$11,067	$(16,003)

SG&A expense	(2,097)	4,995	(7,092)

Total	$(7,033)	$16,062	$(23,095)

The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. As discussed in Item 8 – Financial Statements – Note 11, the fair value of the plans’ assets declined approximately 29% during 2008. As a result, during 2009 we recognized net pension expense totaling approximately $7.0 million, on a pre-tax basis. However, we were not required to make cash contributions to our qualified defined benefit pension plans in 2009.

Selling, general and administrative (“SG&A”) SG&A expenses increased $12.4 million in the year-to-year comparison and totaled $110.3 million for 2009. In 2009, SG&A included $2.1 million of pension expense compared with $5.0 million of pension income in 2008. In addition, we incurred higher legal and professional fees related to the Fox River environmental matter and the Concert Industries acquisition.

Gain on Sales of Plant, Equipment and Timberlands  During the years ended December 31, 2009 and 2008, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009

Timberlands	319	$951	$906

Other	n/a	–	(8)

Total		$951	$898

2008

Timberlands	4,561	$19,279	$18,649

Other	n/a	–	(181)

Total		$19,279	$18,468

In connection with each of the asset sales set forth above, we received cash proceeds.

Income taxes  Our results of operations for 2009 reflect an effective tax rate of 13.8% compared to 28.6% a year ago. The lower tax rate in 2009 was primarily due to a tax benefit of $27.1 million due to nontaxable alternative fuel mixture credits, and from a lower proportion of timberland gains, which are taxed at a higher effective tax rate.

Foreign Currency  In 2009, we owned and operated paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The functional currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2009, Euro functional currency operations generated approximately 19.8% of our sales and 18.9% of operating expenses and British Pound Sterling operations represented 10.6% of net sales and 10.8% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

Year Ended
In thousands	December 31, 2009

Favorable
(unfavorable)

Net sales	$(22,975)

Costs of products sold	24,116

SG&A expenses	3,233

Income taxes and other	883

Net income	$5,257

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

Business Unit Performance	Year Ended December 31
In thousands, except tons	Specialty Papers		Composite Fibers		Other and Unallocated		Total

	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$833,899	$802,293	$429,952	$346,030	$(1)	$–	$1,263,850	$1,148,323
Energy sales, net	9,364	9,445	–	–	–	–	9,364	9,445

Total revenue	843,263	811,738	429,952	346,030	(1)	–	1,273,214	1,157,768
Cost of products sold	739,481	721,216	366,791	287,606	(10,840)	(7,366)	1,095,432	1,001,456

Gross profit (loss)	103,782	90,522	63,161	58,424	10,839	7,366	177,782	156,312
SG&A	54,596	56,561	38,206	32,541	5,095	27,042	97,897	116,144
Shutdown and restructuring charges	–	–	–	–	(856)	35	(856)	35
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	(18,468)	(78,685)	(18,468)	(78,685)

Total operating income (loss)	49,186	33,961	24,955	25,883	25,068	58,974	99,209	118,818
Non operating income (expense)	–	–	–	–	(18,183)	(24,884)	(18,183)	(24,884)

Income (loss) before income taxes	$49,186	$33,961	$24,955	$25,883	$6,885	$34,090	$81,026	$93,934

Supplementary Data
Net tons sold	743,755	726,657	85,599	72,855	–	–	829,354	799,512
Depreciation, depletion and amortization	$35,010	$34,882	$25,601	$21,119	$–	$–	$60,611	$56,001
Capital expenditures	20,878	17,395	31,591	11,565	–	–	52,469	28,960

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2008	2007	Change

Net sales	$1,263,850	$1,148,323	$115,527

Energy sales – net	9,364	9,445	(81)

Total revenues	1,273,214	1,157,768	115,446

Costs of products sold	1,095,432	1,001,456	93,976

Gross profit	$177,782	$156,312	$21,470

Gross profit as a percent of Net sales	14.1%	13.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2008	2007

Business Unit

Specialty Papers	66.0%	69.9%

Composite Fibers	34.0	30.1

Total	100.0%	100.0%

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

Glatfelter 2009 Annual Report    19

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

The amount of pension income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. As discussed in Item 8 – Financial Statements and Supplementary Data – Note 11, the fair value of the plans’ assets has declined approximately 29% since the beginning of 2008.

SG&A  expenses decreased $18.2 million in the year-to-year comparison and totaled $97.9 million in 2008 compared to $116.1 million a year ago. The decrease was primarily due to a $26.0 million charge for the Fox River environmental matter in 2007 partially offset by the inclusion in 2008 of a full year’s result for the Caerphilly acquisition.

Gain on Sales of Plant, Equipment and Timberlands  During 2008 and 2007, we completed sales of timberlands which are included in the following table:

Dollars in thousands	Acres	Proceeds	Gain

2008
Timberlands	4,561	$19,279	$18,649
Other	n/a	–	(181)

Total		$19,279	$18,468

2007
Timberlands	37,448	$84,409	$78,958
Other	n/a	377	(273)

Total		$84,786	$78,685

We received cash proceeds in connection with each of the asset sales set forth above, with the exception of the sale of approximately 26,000 acres of timberland completed in November 2007. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During 2009, GPW Virginia received aggregate interest payments of $1.5 million under the Glawson note receivable and the Company Note and, in turn, made interest payments of $1.1 million under the 2008 Term Loan.

Income taxes  During 2008, we recorded income tax expense totaling $23.1 million on pre-tax income of $81.0 million. The comparable amounts in 2007 were income taxes of $30.5 million on a taxable income of $93.9 million. The effective rate in 2007 included a $5.7 million deferred income tax benefit related to the reduction of German corporate income tax rates passed into law July 2007. Overall, the decline in the effective tax rate from 2007 to 2008 was primarily due to higher gains from timberland sales in the prior year which are taxed at a higher rate.

Foreign Currency  In 2008, we owned and operated paper and pulp mills in Germany, France, the United Kingdom and the Philippines. The functional currency in Germany and France is the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2008, Euro functional currency operations generated approximately 20.6% of our sales and 19.9% of operating expenses and British Pound Sterling operations represented 10.6% of net sales and 11.2% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

Year Ended
In thousands	December 31, 2008

Favorable
(unfavorable)

Net sales	$14,360

Costs of products sold	(10,435)

SG&A expenses	(855)

Income taxes and other	(1,033)

Net income	$2,037

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters including, but not limited to, the Clean Air Act, to support our research and development efforts and for our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Year Ended December 31
In thousands	2009	2008

Cash and cash equivalents at beginning of period	$32,234	$29,833

Cash provided by (used for)

Operating activities	163,868	53,425

Investing activities	12,544	(33,190)

Financing activities	(75,329)	(12,879)

Effect of exchange rate changes on cash	2,103	(4,955)

Net cash provided	103,186	2,401

Cash and cash equivalents at end of period	$135,420	$32,234

At the end of the 2009, we had $135.4 million in cash and cash equivalents and $194.3 million available under our revolving credit agreement, which matures in April 2011. Operating cash flow improved by $110.4 million primarily due to cash generated from working capital management initiatives including $28.2 million of cash in 2009 from reduced inventory compared with a use of $10.0 million in 2008 and $16.5 million from lower accounts receivable in 2009 compared with a $17.7 million use in 2008. In addition, $29.7 million of cash was received from alternative fuel mixture credits. In January 2009, we used $6.5 million to satisfy a commitment we had to fund certain Fox River environmental remediation activities.

Net cash provided from investing activities totaled $12.5 million in 2009 compared with a net use of $33.2 million in 2008. The improvement reflects the collection of a $37.9 million note receivable in connection with the unwinding of the 2003 timberland installment sale, and $26.2 million from reduced capital expenditures in connection with the deferral of discretionary capital expenditures.

Net cash used for financing activities totaled $75.3 million in 2009, primarily reflecting reductions of debt including $34.0 million repaid in connection with the above referenced unwinding of the 2003 timberland installment sale, term loan principal repayments of $16.0 million and reduced usage under our revolving credit facility.

During 2009 and 2008, cash dividends paid on common stock totaled $16.6 million and $16.5 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2009	2008

Revolving credit facility, due April 2011	$–	$6,724

Term loan, due April 2011	14,000	30,000

7 1/8% Notes, due May 2016	200,000	200,000

2008 Term Loan, due January 2013	36,695	36,695

Note payable, due March 2013	–	34,000

Total long-term debt	250,695	307,419

Less current portion	(13,759)	(13,759)

Long-term debt, excluding current portion	$236,936	$293,660

The significant terms of the debt instruments are more fully discussed in Item 8 – Financial Statements and Supplementary Data – Note 17.

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

Glatfelter 2009 Annual Report    21

Statements and Supplementary Data – Note 21 for a summary of significant environmental matters.

On February 5, 2010, we and certain of our subsidiaries (the “Guarantors”) issued and sold $100 million in aggregate principal amount of 7 1/8% Senior Notes due 2016 (the “Notes”). The Notes were issued at 95.0% of the principal amount. We used the net proceeds from the sale, along with borrowings under our revolving credit facility and cash on hand, to fund the acquisition of Concert Industries Corp. See Item 8 – Financial Statements and Supplementary Data – Note 24 for a summary of these transactions.

We will pay interest on the Notes on May 1 and November 1 of each year, beginning on May 1, 2010. The Notes will mature on May 1, 2016. The Notes are senior unsecured obligations and will rank equally with our other and future senior unsecured obligations. The Notes are guaranteed, jointly and severally, on a senior unsecured basis, by certain of our current and future domestic subsidiaries.

We may redeem some or all of the notes at any time and from time to time on or after May 1, 2011 at the applicable redemption price plus accrued and unpaid interest to the date of redemption. We have the option to redeem the Notes in whole, but not in part, prior to May 1, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, and our existing credit facilities. However, as discussed in Item 8 – Financial Statements and Supplementary Data – Note 21, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, both the Notes and our previously issued $200 million in aggregate principal amount of 7 1/8% Senior Notes due 2016 contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of December 31, 2009, we met all of the requirements of our debt covenants.

Off-Balance-Sheet Arrangements  As of December 31, 2009 and 2008, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations  The following table sets forth contractual obligations as of December 31, 2009:

		Payments Due During the Year
		Ended December 31,
			2011 to	2013 to	2015 and
In millions	Total	2010	2012	2014	beyond

Long-term debt(1)	$344	$29	$30	$66	$219

Operating leases(2)	20	5	5	3	7

Purchase obligations(3)	163	94	69	–	–

Other long term obligations (4),(5)	104	11	20	26	47

Total	$631	$139	$124	$95	$273

(1)	Represents principal and interest payments due on long-term debt. At December 31, 2009, we had $200.0 million of debt maturing in May 2016 and bearing a fixed rate of interest at 7 1/8%, payable semiannually, a $36.7 million note maturing in January 2013 bearing interest at six-month reserve adjusted LIBOR plus a margin rate of 1.20% per annum, and a $34.0 million note maturing in March 2013 and bearing a fixed rate of interest of 3.10%. The amounts set forth above do not include the $100 million Notes issued in February 2010 scheduled to mature in 2016.

(2)	Represents rental agreements for various land buildings, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material forward purchases and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2009 or expectations based on historical experience and/or current market conditions.

(4)	Primarily represents expected benefits to be paid pursuant to medical retirement plans and nonqualified pension plans over the next ten years and expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements, Note 9, “Income Taxes”, such amounts totaled $40.1 million at December 31, 2009.

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

Pension and Other Post-Retirement Obligations  Accounting for defined-benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets and future compensation growth rates. Accounting for our retiree medical plans, and any curtailments thereof, also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits. We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported income or expense, which will result in changes to the recorded benefit plan assets and liabilities.

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

Glatfelter 2009 Annual Report    23

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					At December 31, 2009

Dollars in thousands	2010	2011	2012	2013	2014	Carrying Value	Fair Value

Long-term debt

Average principal outstanding

At fixed interest rates – Bond	$200,000	$200,000	$200,000	$200,000	$200,000	$200,000	$196,750

At variable interest rates	43,815	36,815	36,695	1,407	–	50,695	51,209

						$250,695	$247,959

Weighted – average interest rate

Fixed interest rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%

Variable interest rate debt	1.57	1.65	1.66	1.66	–

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2009. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. The amounts set forth above do not give effect to the issuance in February 2010 of $100 million 7 1/8% senior notes due May 2016. These notes are described more fully in Item 8 – Financial Statements and Supplementary Data, Note 24.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2009, we had long-term debt outstanding of $250.7 million, of which $50.7 million or 20.2% was at variable interest rates. Variable-rate debt outstanding represents i) borrowings under our revolving credit facility and term loans that accrue interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; and ii) cash collateralized borrowing incurred in connection with the 2007 installment timberland sale that accrues interest based on 6 month LIBOR plus a margin. At December 31, 2009, the weighted-average interest rate paid was approximately 1.57%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. During 2009, Euro functional currency operations generated approximately 19.8% of our sales and 18.9% of operating expenses and British Pound Sterling operations represented 10.6% of net sales and 10.8% of operating expenses.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2009, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

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

Glatfelter 2009 Annual Report    25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated March 16, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 16, 2010

Glatfelter 2009 Annual Report    27

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share	2009	2008	2007

Net sales	$1,184,010	$1,263,850	$1,148,323
Energy and related sales – net	13,332	9,364	9,445

Total revenues	1,197,342	1,273,214	1,157,768
Costs of products sold	927,578	1,095,432	1,001,456

Gross profit	269,764	177,782	156,312
Selling, general and administrative expenses	110,257	97,897	116,144
(Reversals of) Shutdown and restructuring charges	–	(856)	35
Gains on disposition of plant, equipment and timberlands, net	(898)	(18,468)	(78,685)

Operating income	160,405	99,209	118,818
Other nonoperating income (expense)
Interest expense	(19,220)	(23,160)	(29,022)
Interest income	1,886	4,975	3,933
Other – net	75	2	205

Total other nonoperating expense	(17,259)	(18,183)	(24,884)

Income before income taxes	143,146	81,026	93,934
Income tax provision	19,704	23,138	30,462

Net income	$123,442	$57,888	$63,472

Weighted average shares outstanding
Basic	45,678	45,247	45,035
Diluted	45,774	45,572	45,422
Earnings per share
Basic	$2.70	$1.28	$1.41
Diluted	2.70	1.27	1.40

The accompanying notes are an integral part of the consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2009	2008

Assets
Current assets
Cash and cash equivalents	$135,420	$32,234
Accounts receivable (less allowance for doubtful accounts: 2009 – $2,888; 2008 – $2,633)	119,319	132,635
Inventories	168,370	193,354
Prepaid expenses and other current assets	96,947	33,596

Total current assets	520,056	391,819
Plant, equipment and timberlands – net	470,632	493,564
Other long-term assets	199,606	171,926

Total assets	$1,190,294	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$13,759	$13,759
Short-term debt	3,888	5,866
Accounts payable	63,604	59,750
Dividends payable	4,170	4,089
Environmental liabilities	440	5,734
Other current liabilities	100,249	100,904

Total current liabilities	186,110	190,102
Long-term debt	236,936	293,660
Deferred income taxes	96,668	90,158
Other long-term liabilities	159,876	140,682

Total liabilities	679,590	714,602
Commitments and contingencies	–	–
Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2009 – 8,655,826; 2008 – 8,928,004)	544	544
Capital in excess of par value	46,746	45,806
Retained earnings	711,765	605,001
Accumulated other comprehensive income (loss)	(119,885)	(176,133)

	639,170	475,218
Less cost of common stock in treasury	(128,466)	(132,511)

Total shareholders’ equity	510,704	342,707

Total liabilities and shareholders’ equity	$1,190,294	$1,057,309

The accompanying notes are an integral part of the consolidated financial statements.

Glatfelter 2009 Annual Report    29

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2009	2008	2007

Operating activities
Net income	$123,442	$57,888	$63,472
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	61,256	60,611	56,001
Pension expense (income), net of unfunded benefits paid	6,343	(16,062)	(12,896)
(Reversals of) shutdown and restructuring charges	–	(856)	35
Deferred income taxes	(22,981)	3,265	8,004
Gains on dispositions of plant, equipment and timberlands, net	(898)	(18,468)	(78,685)
Share-based compensation	4,599	4,350	3,850
Alternative fuel mixture credits, net of credits applied to taxes due	(57,946)	–	–
Change in operating assets and liabilities
Accounts receivable	16,542	(17,668)	16,662
Inventories	28,207	(9,975)	8,493
Prepaid and other current assets	1,451	871	(2,461)
Accounts payable	2,390	4,264	(10,045)
Environmental matters	(7,728)	(13,012)	26,000
Accruals and other current liabilities	6,676	(10,557)	20,408
Other	2,515	8,774	1,494

Net cash provided by operations	163,868	53,425	100,332
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(26,257)	(52,469)	(28,960)
Proceeds from disposal of plant, equipment and timberlands	951	19,279	41,616
Proceeds from timberland installment sale note receivable	37,850	–	–
Acquisitions, net of cash acquired	–	–	(7,923)

Net cash provided (used) by investing activities	12,544	(33,190)	4,733
Financing activities
Net repayments of revolving credit facility	(6,725)	(24,197)	(30,656)
Net (repayments of) proceeds from other short-term debt	(2,008)	2,927	(6,916)
Repayments of $100 million term loan facility	(16,000)	(13,000)	(53,000)
(Repayments of) proceeds from borrowing under Term Loans due 2013	(34,000)	36,695	–
Payment of dividends	(16,596)	(16,469)	(16,350)
Proceeds and excess tax benefits from stock options exercised and other	–	1,165	7,551

Net cash used by financing activities	(75,329)	(12,879)	(99,371)
Effect of exchange rate changes on cash	2,103	(4,955)	2,154

Net increase in cash and cash equivalents	103,186	2,401	7,848
Cash and cash equivalents at the beginning of period	32,234	29,833	21,985

Cash and cash equivalents at the end of period	$135,420	$32,234	$29,833

Supplemental cash flow information
Cash paid for
Interest	$17,338	$21,243	$28,498
Income taxes	16,634	20,011	2,614

The accompanying notes are an integral part of the consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007

				Accumulated
		Capital in		Other		Total
	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders’
In thousands	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2007	$544	$42,288	$519,489	$(32,337)	$(141,616)	$388,368

Net income			63,472			63,472

Foreign currency translation adjustments				24,966

Change in benefit plans’ net funded status, net of tax benefit of $7,167				11,432

Other comprehensive income				36,398		36,398

Comprehensive income						99,870

Cumulative effect of adopting of FIN 48			(2,974)			(2,974)

Tax effect on employee stock options exercised		89				89

Cash dividends declared ($0.36 per share)			(16,379)			(16,379)

Share-based compensation expense – RSU		2,348				2,348

Delivery of treasury shares

Performance Shares

401(k) plans		85			3,049	3,134

Director compensation		1			162	163

Employee stock options exercised – net		(114)			1,563	1,449

Balance at December 31, 2007	544	44,697	563,608	4,061	(136,842)	476,068

Comprehensive income

Net income			57,888			57,888

Foreign currency translation adjustments				(32,029)

Change in benefit plans’ net funded status, net of tax benefit of $92,570				(148,165)

Other comprehensive income				(180,194)		(180,194)

Comprehensive income						(122,306)

Cumulative effect of adopting of FIN 48

Tax effect on employee stock options exercised		38				38

Cash dividends declared ($0.36 per share)			(16,495)			(16,495)

Share-based compensation expense		3,244				3,244

Delivery of treasury shares

RSUs		(1,739)			1,400	(339)

401(k) plans		(248)			1,768	1,520

Director compensation		(43)			206	163

Employee stock options exercised – net		(143)			957	814

Balance at December 31, 2008	544	45,806	605,001	(176,133)	(132,511)	342,707

Comprehensive income

Net income			123,442			123,442

Foreign currency translation adjustments				11,941

Change in benefit plans’ net funded status, net of taxes of $27,164				44,307

Other comprehensive income				56,248		56,248

Comprehensive income						179,690

Cash dividends declared ($0.36 per share)			(16,678)			(16,678)

Share-based compensation expense		3,502				3,502

Delivery of treasury shares

RSUs		(1,483)			1,280	(203)

401(k) plans		(995)			2,517	1,522

Director compensation		(84)			248	164

Balance at December 31, 2009	$544	$46,746	$711,765	$(119,885)	$(128,466)	$510,704

The accompanying notes are an integral part of the consolidated financial statements.

Glatfelter 2009 Annual Report    31

P. H. GLATFELTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Asset Retirement Obligations  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 410, Asset Retirement and Environmental Obligations, we accrue asset retirement obligations, if any, in the period in which obligations relating to future asset retirements are incurred and when a reasonable estimate of fair value can be determined. Under these standards, costs are to be accrued at estimated fair value, and a related long-lived asset is capitalized. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset for which the obligation exists. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded.

Income Taxes  Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC 740 Income Taxes (“ASC 740”). Under ASC 740, tax expense includes U.S. and international income taxes plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Tax credits and other incentives reduce tax expense in the year the credits are claimed. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported in deferred income taxes. Deferred tax assets are recognized if it is more likely than not that the assets will be realized in future years. We establish a valuation allowance for deferred tax assets for which realization is not more likely than not.

Effective January 1, 2007, income tax contingencies are accounted for in accordance with FASB ASC 740-10-20 Income Taxes (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”). Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. We and our subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and record any necessary adjustments in the period in which the facts that give rise to a revision become known.

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

Revenue from renewable energy credits is recognized when all risks, rights and rewards to the certificate are transferred to the counterparty.

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

Accumulated Other Comprehensive Income  The amounts reported on the consolidated Statement of Shareholders’ Equity for Accumulated Other Comprehensive Income at December 31, 2009 consisted of a loss of $136.3 million from additional defined benefit liabilities, net of tax, and $16.4 million of gains from foreign currency translation adjustments.

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

Fair Value of Financial Instruments  Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Glatfelter 2009 Annual Report    33

We use the following valuation techniques to measure fair value for our assets and liabilities:

Level 1	Quoted market prices in active markets for identical assets or liabilities;

Level 2	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, other assets, and short-term debt approximate fair value.

3.	RECENT PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement of SFAS No. 162” (“SFAS 168”) as codified under ASC 105 “Generally Accepted Accounting Principles.” SFAS No. 168 became the source of authoritative GAAP recognized by the FASB. SFAS No. 168 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of SFAS No. 168, the ASC superseded all then-existing non-SEC accounting and reporting standards. The issuance of SFAS No. 168 requires references to authoritative US GAAP to coincide with the appropriate section of the ASC. Accordingly, this standard did not have an impact on our financial condition or results of operations.

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

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets

Cash	$730

Accounts receivable	7,718

Inventory	4,731

Property and equipment	9,663

Other assets	903

Goodwill	2,239

Total	25,984

Liabilities

Acquisition related liabilities including accounts payable and accrued expenses	11,783

Long term debt	5,830

Total	17,613

Total purchase price	$8,371

5.	ALTERNATIVE FUEL MIXTURE CREDITS

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We received a payment from the Internal Revenue Service on June 30, 2009 in the amount of $29.7 million for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009. Since we began mixing and burning eligible alternative fuels, we have earned $107.8 million of alternative fuel mixture credits of which $29.7 million has been received in cash, $20.1 million was used to reduce estimated interim tax payments and $58.0 million will be claimed as refundable income tax credits and is expected to be realized in cash primarily in the first half of 2010. We record all alternative fuel mixture credits as a reduction to cost of goods sold and the net credit to be claimed is recorded under the caption “Prepaid and other Current Assets” in the accompanying Consolidated Balance Sheets.

The alternative fuel mixture credit expired on December 31, 2009.

6.	ENERGY AND RELATED SALES, NET

We sell excess power generated by the Spring Grove, PA facility pursuant to a long-term contract that expires March 31, 2010. In addition we sell renewable energy credits generated by the Spring Grove, PA and

Chillicothe, OH facilities representing sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste.

The following table summarizes this activity for each of the past three years:

In thousands	2009	2008	2007
Energy sales	$20,128	$19,731	$19,683
Costs to produce	(11,883)	(10,367)	(10,238)

Net energy sales	8,245	9,364	9,445
Renewable energy credits	5,087	–	–

Total energy and related sales , net	$13,332	$9,364	$9,445

7.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2009, 2008 and 2007, we completed sales of timberlands. The following table summarizes these transactions:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	319	$951	$906
Other	n/a	–	(8)

Total		$951	$898

2008
Timberlands	4,561	$19,279	$18,649
Other	n/a	–	(181)

Total		$19,279	$18,468

2007
Timberlands	37,448	$84,409	$78,958
Other	n/a	377	(273)

Total		$84,786	$78,685

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

In connection with the asset sales set forth above, we received cash proceeds with the exception of the sale of approximately 26,000 acres of timberland completed in November 2007. As consideration for the timberland sold in this transaction, we received a $43.2 million, 20-year interest-bearing note due from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc.

8.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2009	2008	2007
Net income	$123,442	$57,888	$63,472

Weighted average common shares outstanding used in basic EPS	45,678	45,247	45,035
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	96	325	387

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,774	45,572	45,422

Basic EPS	$2.70	$1.28	$1.41
Diluted EPS	2.70	1.27	1.40

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

In thousands	2009	2008	2007
Potential common shares	2,215	1,132	438

9.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from operations consisted of the following:

	Year Ended December 31
In thousands	2009	2008	2007
Current taxes
Federal	$29,848	$5,647	$8,388
State	4,050	2,609	4,422
Foreign	8,787	11,617	6,397

	42,685	19,873	19,207
Deferred taxes and other
Federal	(23,943)	9,026	11,766
State	3,760	86	2,674
Foreign	(2,798)	(5,847)	(3,185)

	(22,981)	3,265	11,255

Income tax provision	$19,704	$23,138	$30,462

The amounts set forth above for total deferred taxes and other included a deferred tax benefit of $23.0 million in 2009 and a deferred tax provision of $3.0 million and $8.0 million in 2008 and 2007, respectively. Other taxes totaled $0, $0.2 million, and $3.3 million in 2009, 2008 and 2007, respectively, related to uncertain tax positions expected to be taken in future tax filings.

Glatfelter 2009 Annual Report    35

The following are the domestic and foreign components of pretax income from operations:

	Year Ended December 31
In thousands	2009	2008	2007
United States	$122,657	$61,387	$70,051
Foreign	20,489	19,639	23,883

Total pretax income	$143,146	$81,026	$93,934

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax is as follows:

	Year Ended December 31
	2009	2008	2007
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.7	3.1	3.5
Foreign income tax rate differential	(0.5)	(2.5)	0.2
Change in statutory tax rates	(0.3)	–	(5.8)
Tax credits	(1.8)	(5.7)	(2.8)
Alternative fuel mixture credits	(26.4)	–	–
Change in unrecognized tax benefits, net	8.0	2.5	4.0
Valuation allowance release	–	(1.8)	–
Other	(0.9)	(2.0)	(1.7)

Total provision for income taxes	13.8%	28.6%	32.4%

The sources of deferred income taxes were as follows at December 31:

	2009		2008
		Non		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
In thousands	(Liability)	(Liability)	(Liability)	(Liability)
Reserves	$7,404	$9,677	$8,983	$11,086
Compensation	3,367	3,934	3,292	3,368
Post-retirement benefits	1,708	19,637	1,619	18,748
Property	12	(100,071)	13	(107,921)
Pension	660	(38,000)	781	(13,507)
Installment sales	(4)	(14,070)	–	(25,148)
Inventories	438	–	(803)	–
Other	258	4,608	475	6,909
Tax carryforwards	–	29,238	–	28,006

Subtotal	13,843	(85,047)	14,360	(78,459)
Valuation allowance	(2,379)	(9,789)	(2,547)	(10,215)

Total	$11,464	$(94,836)	$11,813	$(88,674)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2009	2008

Prepaid expenses and other current assets	$11,519	$14,421

Other long term assets	1,832	1,484

Other current liabilities	55	2,608

Deferred income taxes	96,668	90,158

At December 31, 2009, we had state and foreign tax net operating loss (“NOL”) carryforwards of $92.0 million and $37.0 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2015 and 2027; the foreign NOL carryforwards do not expire.

In addition, we had federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, and various state tax credit carryforwards totaling $0.4 million, which expire between 2014 and 2027.

During 2009, we claimed the alternative fuel mixture credits as a combination of cash refunds through excise tax refund claims and income tax credits on the federal income tax return to be filed for the 2009 tax year. For purposes of calculating federal and state income taxes, we treat the credits claimed as cash refunds of excise tax and the credits claimed on the federal income tax return as nontaxable income. In 2009, we recorded a tax benefit of $27.1 million, net of unrecognized tax benefits, due to the nontaxable nature of the alternative fuel mixture credits claimed on the federal and certain state income tax returns.

We have established a valuation allowance of $12.2 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state tax carryforwards and certain deferred foreign tax credits.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2009, we recorded tax credits of $2.6 million related to Research and Development credits, fuels tax, and the electricity production tax credits. In 2008 and 2007 similar tax credits of $4.7 million and $2.6 million, respectively, were recorded.

At December 31, 2009 and 2008, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $134.6 million and $107.4 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2009, no deferred tax liability has been recognized in our consolidated financial statements.

As of December 31, 2009 and December 31, 2008, we had $40.1 million and $29.2 million of gross unrecognized tax benefits respectively. As of December 31, 2009, if such benefits were to be recognized, approximately $36.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2009	2008	2007
Balance at January 1	$29.2	$26.1	$20.7
Increases in tax positions for prior years	0.7	0.4	0.3
Decreases in tax positions for prior years	–	–	(0.5)
Increases in tax positions for current year	11.2	3.2	6.1
Settlements	(0.8)	–	–
Lapse in statute of limitations	(0.2)	(0.5)	(0.5)

Balance at December 31	$40.1	$29.2	$26.1

The current year increase was primarily due to tax positions expected to be taken, on the U.S. federal and certain state income tax returns, related to the alternative fuel mixture credit.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	N/A	2007 – 2009
State	2004	2004 – 2009
Germany(1)	2003 – 2006	2007 – 2009
France	N/A	2006 – 2009
United Kingdom	N/A	2006 – 2009
Philippines	2005 – 2008	2009

(1)	– includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $8.8 million. Substantially all of this range relates to tax positions taken in the U.S. and in Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in 2009 and 2008, respectively, totaled $3.8 million and $2.6 million. We did not record any penalties associated with uncertain tax positions during 2009 or 2008.

10.	STOCK-BASED COMPENSATION

On April 29, 2009, our shareholders approved the P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) to authorize, among other things, the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants. The LTIP provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2009, 3,141,047 shares of common stock were available for future issuance under the 2005 Plan.

During 2009, 2008 and 2007, we recognized non-cash stock-based compensation expense totaling $4.6 million, $4.4 million and $3.8 million, respectively. Since the approval of the 2005 Plan, we have issued to eligible participants restricted stock units and stock only stock appreciation rights.

Restricted Stock Units (“RSU”)  Awards of RSUs are made under our 2005 Plan. Under terms of the awards, the RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the past three years:

Units	2009	2008	2007
Beginning balance	486,988	505,173	411,154
Granted	205,360	137,649	127,423
Forfeited	(8,700)	(25,214)	(33,404)
Restriction lapsed/shares delivered	(119,611)	(130,620)	–

Ending balance	564,037	486,988	505,173

Dollars in thousands
Compensation expense	$1,622	$1,772	$1,768

The weighted average grant fair value per unit for awards in 2009, 2008 and 2007 was $10.11, $14.82, and $15.32, respectively. As of December 31, 2009, unrecognized compensation expense for outstanding RSUs totaled $2.9 million. The weighted average remaining period over which the expense will be recognized is 3.5 years.

Non-Qualified Stock Options  The following table summarizes the activity with respect to non-qualified stock options:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Non-Qualified Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	537,700	$14.08	700,270	$13.81	906,210	$14.06

Granted	–	–	–	–	–

Exercised	–	–	(64,400)	12.64	(105,190)	13.78

Canceled	(84,650)	13.46	(98,170)	13.08	(100,750)	17.07

Outstanding and exercisable at end of year	453,050	$14.20	537,700	$14.08	700,270	$13.81

Glatfelter 2009 Annual Report    37

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Non-Qualified Options	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$10.78 to $12.41	37,750	3.9	$11.22	37,750	$11.22

12.95 to 14.44	219,700	2.2	13.42	219,700	13.42

15.44 to 17.16	178,100	2.0	15.47	178,100	15.47

17.54 to 18.78	17,500	2.3	17.54	17,500	17.54

	453,050	2.2		453,050

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

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period.

The following table sets forth information related to outstanding SOSARS.

	2009		2008
		Wtd Avg		Wtd Avg
		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price
Outstanding at Jan. 1,	718,810	$14.63	484,800	$15.30
Granted	1,043,210	9.91	284,240	13.49
Exercised	–	–	–	–
Canceled	–	–	(50,230)	14.63

Outstanding at Dec. 31,	1,762,020	$11.84	718,810	$14.63
Exercisable at Dec. 31,	390,575		150,967	15.30
Vested and expected to vest	1,676,227		690,418
Weighted average grant date fair value per share		$2.83		$3.77
Aggregate grant date fair value (in thousands)		$2,957		$1,002
Black-Scholes Assumptions
Dividend yield		3.63%		2.67%
Risk free rate of return		2.26		3.71
Volatility		40.59		32.09
Expected life		6 yrs		6 yrs

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

	Pension Benefits		Other Benefits
In millions	2009	2008	2009	2008
Change in Benefit Obligation
Balance at beginning of year	$386.3	$373.3	$58.6	$55.3
Service cost	8.6	8.3	2.6	2.1
Interest cost	23.4	23.1	3.5	3.2
Plan amendments	1.9	6.5	–	–
Actuarial (gain)/loss	12.9	2.6	1.3	2.5
Participant contributions	–	–	–	0.9
Benefits paid	(27.0)	(27.5)	(3.4)	(5.4)

Balance at end of year	$406.1	$386.3	$62.6	$58.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$400.6	$603.6	$5.7	$9.9
Actual return on plan assets	110.0	(177.7)	1.6	(2.9)
Employer contributions	2.1	2.2	2.4	3.2
Participant contributions	–	–	–	0.9
Benefits paid	(27.0)	(27.5)	(3.4)	(5.4)

Fair value of plan assets at end of year	485.7	400.6	6.3	5.7

Funded status at end of year	$79.6	$14.3	$(56.3)	$(52.9)

The net prepaid pension cost for qualified pension plans is primarily included in “Other assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2009 and 2008.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2009	2008	2009	2008
Other long-term assets	$112.9	$44.5	$–	$–
Current liabilities	(1.8)	(1.2)	(4.6)	(4.2)
Other long-term liabilities	(31.5)	(29.0)	(51.7)	(48.7)

Net amount recognized	$79.6	$14.3	$(56.3)	$(52.9)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2009	2008	2009	2008
Prior service cost/(credit)	$16.5	$16.5	$(5.3)	$(6.5)
Net actuarial loss	189.2	259.9	21.5	23.4

The accumulated benefit obligation for all defined benefit pension plans was $390.9 million and $367.3 million at December 31, 2009 and 2008, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Discount rate – benefit obligation	6.10%	6.25%	5.90%	6.25%
Future compensation growth rate	4.0	4.0	4.0	4.0

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates ranged from 5.90% to 6.20% for the pension plans and were 5.90% for the other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2009	2008
Projected benefit obligation	$33.3	$30.2
Accumulated benefit obligation	29.2	27.2
Fair value of plan assets	–	–

Net periodic benefit cost (income) includes the following components:

	Year Ended December 31
In millions	2009	2008	2007
Pension Benefits
Service cost	$8.6	$8.3	$9.6
Interest cost	23.4	23.1	21.8
Expected return on plan assets	(39.8)	(50.1)	(47.5)
Amortization of prior service cost	2.2	2.3	2.4
Amortization of actuarial loss	12.6	0.3	0.8

Total net periodic benefit cost (income)	$7.0	$(16.1)	$(12.9)

Other Benefits
Service cost	$2.6	$2.1	$2.0
Interest cost	3.5	3.2	3.0
Expected return on plan assets	(0.5)	(0.8)	(0.9)
Amortization of prior service cost	(1.2)	(1.3)	(1.0)
Amortization of actuarial loss	2.1	1.3	1.0

Total net periodic benefit cost	$6.5	$4.5	$4.1

The estimated net loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $13.6 million and $2.4 million, respectively. The comparable amounts of expected amortization for other benefit plans are $1.8 million and $(1.2) million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2009	2008
Pension Benefits
Actuarial (gain) loss	$(57.7)	$230.6
Prior service cost	1.9	7.0
Amortization of prior service cost	(2.2)	(2.4)
Amortization of actuarial losses	(12.6)	(0.4)

Total recognized in other comprehensive (income) loss	$(70.6)	$234.8

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(63.6)	$218.7

Other Benefits
Actuarial (gain) loss	$0.2	$6.4
Amortization of prior service cost	1.2	1.3
Amortization of actuarial losses	(2.1)	(1.3)

Total recognized in other comprehensive (income) loss	(0.7)	6.4

Total recognized in net periodic benefit cost and other comprehensive loss	$5.8	$10.9

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
In millions	2009	2008	2007
Pension Benefits
Discount rate – benefit expense	6.25%	6.25%	5.75%
Future compensation growth rate	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.5	8.5	8.5

Other Benefits
Discount rate – benefit expense	6.25%	6.25%	5.75%
Expected long-term rate of return on plan assets	8.5	8.5	8.5

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2009	2008
Health care cost trend rate assumed for next year	8.75%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate rate	2021	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	increase	decrease
Effect on:
Post-retirement benefit obligation	$4.1	$3.7
Total of service and interest cost components	0.5	0.4

Plan Assets On December 31, 2009, we prospectively implemented new disclosure requirements which expand disclosure for assets held by employer defined benefit pension and other postretirement benefit plans.

All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset

Glatfelter 2009 Annual Report    39

allocation for this trust fund is selected by management, reflecting the results of comprehensive asset liability modeling. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging our investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standard and other ERISA rules and regulations. We establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk.

Investments and decisions will be made solely in the interest of the Plan’s participants and beneficiaries, and for the exclusive purpose of providing benefits accrued there under. The primary goal of the Plan is to ensure the solvency of the Plan over time and thereby meet its distribution objectives. Plan assets will be diversified. All investments in the Plan will be made in accordance with ERISA and other applicable statutes.

Risk is minimized by diversification by asset class by style of each manager and by sector and industry limits when applicable. The target allocation for the Plan assets are:

Domestic Equity –
Large cap	39%
Small and mid cap	13
International equity	13
Real Estate Investment Trust (REIT)	5
Fixed income	30

Diversification is achieved by:

i.	placing restrictions on the percentage of equity investments in any one company, percentage of investment in any one industry, limiting the amount of assets placed with any one manager; and

ii.	setting targets for duration of fixed income securities, maintaining a certain level of credit quality, and limiting the amount of investment in non-investment grade paper.

A formal asset allocation review is done periodically to ensure that the Plan has an appropriate asset allocation based on the Plan’s projected benefit obligations. The target return for each equity and fixed income manager will be one that places the manager’s performance in the top 40% of its peers and on a gross basis, exceeds that of the manager’s respective benchmark index. The target return for cash and cash equivalents is a return that at least equals that of the 90-day T-bills.

The Investment Policy statement lists specific categories of securities or activities that are prohibited – examples are options, futures, commodities, hedge funds, limited partnerships, and our stock.

The table below presents the fair values of our pension assets by level within the fair value hierarchy, as described in Note 2:

	Fair Value Measurements at December 31,
	2009
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$176.0	$175.6	$0.4	$–
Small and mid cap	77.6	77.6	–	–
International equity	64.2	33.1	31.1	–
REIT	25.7	25.7	–	–
Fixed income	134.5	71.0	63.5	–
Cash and equivalents	14.0	14.0	–	–

Total	$492.0	$397.0	$95.0	$–

Cash Flow  We did not make contributions to our qualified pension plans in 2009. Contributions expected to be made in 2010 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$1,287
Other benefit plans	4,327

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits

2010	$30,316	$6,009
2011	29,918	6,182
2012	30,166	6,052
2013	30,459	5,958
2014	30,743	6,182
2015 through 2019	160,153	32,133

Defined Contribution Plans  We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $0.9 million, $0.9 million and $1.5 million in 2009, 2008 and 2007, respectively.

12.	INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2009	2008

Raw materials	$44,150	$49,083

In-process and finished	78,340	97,390

Supplies	45,880	46,881

Total	$168,370	$193,354

If we had valued all inventories using the average-cost method, inventories would have been $6.4 million and $16.9 million higher than reported at December 31, 2009 and 2008, respectively. During 2009 and 2008, we liquidated certain LIFO inventories, the effect of which did not have a significant impact on results of operations.

13.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2009	2008

Land and buildings	$136,260	$131,258

Machinery and equipment	970,708	964,502

Furniture, fixtures, and other	101,327	90,535

Accumulated depreciation	(773,057)	(722,630)

	435,238	463,665

Construction in progress	23,947	17,141

Asset retirement – Lagoons	10,300	11,085

Timberlands, less depletion	1,147	1,673

Total	$470,632	$493,564

14.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets which are recorded in the caption “Other long-term assets” in the accompanying Consolidated Balance Sheets:

	December 31
In thousands	2009	2008

Goodwill – Composite Fibers	$17,331	$16,513

Specialty Papers

Customer relationships	$6,155	$6,155

Composite Fibers

Technology and related	4,373	3,931

Customer relationships and related	1,867	291

Total intangibles	12,395	10,377

Accumulated amortization	(3,525)	(2,534)

Net intangibles	$8,870	$7,843

The increase in goodwill was due to foreign currency translation adjustments. Other than non-amortizable goodwill, intangible assets are amortized on a straight-line basis. Customer relationships are amortized over periods ranging from 3 years to 14 years and technology and related intangible assets are amortized over a 14 year period.

During 2009, we purchased certain intangible assets primarily consisting of Russian-based customer lists previously served by a distributor.

In thousands	2009	2008

Aggregate amortization expense:	$981	$999

Estimated amortization expense:

2010	1,436

2011	1,436

2012	1,395

2013	940

2014	940

The remaining weighted average useful life of intangible assets was 8 years at December 31, 2009.

15.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2009	2008

Pension	$112,903	$44,460

Installment notes receivable	43,183	81,033

Goodwill and intangibles	26,201	24,356

Other	17,319	22,077

Total	$199,606	$171,926

16.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2009	2008

Accrued payroll and benefits	$46,141	$39,672

Other accrued compensation and retirement benefits	6,476	6,560

Income taxes payable	4,684	6,163

Accrued rebates	14,195	16,205

Other accrued expenses	28,753	32,304

Total	$100,249	$100,904

17.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2009	2008

Revolving credit facility, due April 2011	$–	$6,724

Term Loan, due April 2011	14,000	30,000

7 1/8% Notes, due May 2016	200,000	200,000

Term Loan, due January 2013	36,695	36,695

Note payable due March 2013	–	34,000

Total long-term debt	250,695	307,419

Less current portion	(13,759)	(13,759)

Long-term debt, excluding current portion	$236,936	$293,660

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

Glatfelter 2009 Annual Report    41

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

The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which we were not aware of any at December 31, 2009, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On April 28, 2006 we completed an offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016 (“7 1/8% Notes”). Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. The proceeds were primarily used to redeem $150.0 million aggregate principal amount of our then outstanding 6 7/8% notes due July 2007, plus the payment of applicable redemption premium and accrued interest.

Interest on these Senior Notes accrues at the rate of 7 1/8% per annum and is payable semiannually in arrears on May 1 and November 1.

Prior to May 1, 2011, we may redeem all, but not less than all, of the notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, plus a “make-whole” premium. On or after May 1, 2011, we may redeem some or all of the notes at specified redemption prices. This feature expired in 2009.

Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, both the Notes and our previously issued $200 million in aggregate principal amount of 7 1/8% Senior Notes due 2016 contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of December 31, 2009, we met all of the requirements of our debt covenants.

In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During 2009, GPW Virginia received aggregate interest payments of $1.5 million under the Glawson note receivable and the Company Note and, in turn, made interest payments of $1.1 million under the 2008 Term Loan.

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

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2010	$13,759
2011	241
2012	–
2013	36,695
2014	–
Thereafter	200,000

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

At December 31, 2009 and 2008, we had $5.7 million and $12.1 million, respectively, of letters of credit issued to us by a financial institution. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit provide financial assurances for i) the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program, and ii) assurance related to the purchase of certain utilities for our manufacturing facilities. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements.

18.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to occur over the next seven years, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to the upward revision in 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during 2009 and 2008:

In thousands	2009	2008

Beginning balance	$(11,606)	$(11,487)

Upward revision	(600)	–

Payments	1,535	110

Accretion	(621)	(229)

Ending balance	$(11,292)	$(11,606)

Of the total liability at the end of 2009, $2.4 million is recorded in the accompanying consolidated balance sheet under the caption “Other current liabilities” and $8.9 million is recorded under the caption “Other long-term liabilities.” The comparable amounts as of December 31, 2008 were $1.6 million and $10.0 million, respectively.

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Fixed-rate Bonds	$200,000	$196,750	$200,000	$167,727
Fixed rate note payable	–	–	34,000	36,164
Variable rate debt	50,695	51,209	73,419	75,202

Total	$250,695	$247,959	$307,419	$279,093

As of December 31, 2009 and 2008, we had $200.0 million of 7 1/8% fixed rate debt that is publicly registered, but is thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics, or Level 2. The fair value of the remaining debt instruments was estimated using discounted cash flow models based on interest rates obtained from readily available, independent sources, or Level 3.

Glatfelter 2009 Annual Report    43

20.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2009	2008	2007
Shares outstanding at beginning of year	45,434	45,143	44,821
Treasury shares issued for:
Restricted stock performance awards	86	94	–
401(k) plan	169	119	206
Director compensation	17	14	11
Employee stock options exercised	–	64	105

Shares outstanding at end of year	45,706	45,434	45,143

21.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments  The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other

2010	$5,022	$93,646

2011	3,098	40,563

2012	1,905	28,550

2013	1,685	—

2014	1,059	—

Thereafter	7,480	—

Other contractual obligations primarily represent minimum purchase commitments under energy and pulp wood supply contracts and other purchase obligations.

At December 31, 2009, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $20.2 million and $162.8 million, respectively.

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

The United States, the State of Wisconsin and various state and federal governmental agencies (collectively, the “Governments”), as well as private parties, have found PCBs in sediments in the bed of the Fox River, apparently from a number of sources at municipal and industrial facilities along the upstream and downstream portions of the Site. The Governments have identified manufacturing and recycling of NCR®-brand carbonless copy paper as the principal source of that contamination.

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

Cleanup Decisions.  Our liability exposure depends importantly on the decisions made by EPA and the Wisconsin Department of Natural Resources (“WDNR”) as to how the Site will be cleaned up, and consequently the costs and timing of those response actions. The nature of the response actions has been highly controversial. EPA issued a record of decision (“ROD”) selecting response actions for OU1 and OU2 in December 2002. EPA issued a separate ROD selecting response actions for OU3, OU4, and OU5 in March 2004 and in June 2007.

EPA amended the RODs for OUs 2-5 in June 2007 to require less dredging and more capping and covering of sediments containing PCBs. The governments have concluded that these methods will result in a reduction in the costs for this portion of the cleanup. Others disagree. Likewise, in June 2008, EPA also amended the ROD for OU1.

NRD Assessment.  The Natural Resources Trustees have engaged in work to assess NRDs at and arising from the Site. However, they have not completed a required NRD Assessment under the pertinent regulations. The Trustees’ 2009 estimate of NRDs and associated costs ranges from $287 million to $423 million, some of which has already been satisfied. With specific respect to NRD claims, we and others contended that the Trustees’ claims are barred by the applicable 3 year statute of limitations.

Past Costs Demand.  By letter dated January 15, 2009, EPA demanded that we and six other parties reimburse EPA for approximately $17.6 million in costs that EPA claims it incurred as necessary costs of response not subject to any other agreement in this matter. In response, we and the other parties which were contacted, notified the EPA that the supporting documentation provided by EPA did not allow us to fully evaluate this demand and we requested that the EPA provide additional supporting information for the claimed costs. EPA has not yet responded to this request. Accordingly, we are unable to reasonably estimate our potential liability for these costs.

Work Under Agreements, Orders, and Decrees.  As we mention above, our exposure to liability depends on the amount of work done, costs incurred, and damages paid both by us and by others. The procedural context of any work done, costs incurred, and damages paid also impact are ultimate exposure.

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

Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree (“OU1 Consent Decree”) in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1, dividing costs evenly in addition to a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States contributed from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, obligating NCR and Appleton Papers to contribute to certain NRD projects. In June 2008, the parties entered into an amendment to the OU1 Consent Decree (“Amended OU1 Consent Decree”). That amendment allowed for implementation of the amended remedy for OU1 and committed us and WTM I to implement that remedy without a cost limitation on that commitment. We and WTM I have substantially completed the amended remedy for OU1. We anticipate that the remaining tasks, other than monitoring and maintenance, will be completed by the second quarter of 2010.

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

Glatfelter 2009 Annual Report    45

no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA. However, in February 2009, the EPA sent a demand to each of the respondents on the UAO other than WTM I demanding payment of the government’s oversight costs under the UAO for the period from November 2007 through August 2008. In February 2009, we notified the EPA that we believed that its demand could prove distracting to litigation commenced by Appleton Papers and NCR against the other UAO respondents. In order to remove this distraction, and in the spirit of cooperation, we stated that we would satisfy the EPA’s demand, an amount which was insignificant, in full. We paid this amount.

Cost estimates.  Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. The Governments estimate that the total cost of implementing the amended remedy in OU1 will be approximately $102 million. Because we have completed a significant amount of work in this portion of the river, we believe the costs of completing the remedial actions specified in the amended ROD can be completed for this amount. On February 26, 2010, EPA issued an “explanation of Significant Differences” – a document explaining changes to a remedy, including changes in cost, that are significant but which do not require the issuance of a new Record of Decision. In that ESD, EPA estimated the cost for the OU 2-5 remedy to be $701 million. EPA estimates costs as a range, in this case from $491 million to $1.05 billion. This estimate is slightly different than, but not inconsistent with, an estimate of the total cost for remediation of the Site that the Governments prepared for purposes of justifying a recent “de minimis” settlement with certain parties whose liability at the Site the United States and the Governments believe to be insignificant. That settlement was approved by the federal court in Green Bay on December 16, 2009. In their brief in support of that settlement, the Governments estimated the total past costs incurred at the Site – including the OU1 project – to be $200 million. In addition, they estimated the cost of implementing the remedy set forth in the amended ROD for OU2-5 (the downstream portions of the Site) to total between $600 million and $700 million exclusive of amounts already spent. For purposes of the settlement, the Governments took the high end of that range and applied a 50% contingency to arrive at a cost estimate for future cleanup work of $1.05 billion. Based upon independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that future costs to implement the amended remedy for OU2-5 are likely to fall between $700 million and $1.05 billion.

NRDs.  The Trustees claimed that we were jointly and severally responsible for NRDs with a value between $176 million and $333 million. In their recently filed brief, they further claim that this range should be inflated to 2009 dollars and then certain unreimbursed past assessment costs should be added, so that the range of their claim would be $287 million to $423 million. We deny (a) liability for most of these NRDs, (b) that if anyone is liable, that we are jointly and severally liable for the full amount; and (c) that the Trustees can pursue this claim at this late date as the limitations period for NRD claims is three years from discovery.

Allocation.  Since 1991, various potentially responsible parties have, without success, attempted to agree on a binding, final, allocation of costs and damages among themselves. All costs that they have incurred to date have been incurred individually, or under interim, nonbinding allocations. However, the consent decree in United States v. P. H. Glatfelter Co. affords us and WTM I contribution protection for claims seeking to reallocate costs of implementing the OU1 remedy, and Fort James Operating Co. (now Georgia-Pacific) has certain rights under its consent decree. Otherwise, the parties have not litigated their internal allocation with us except as described below.

NCR and Appleton Papers Inc. commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16, seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or Appleton Papers (the “Whiting Litigation”). They have to date joined a number of defendants, dismissed some of those, filed a parallel action, and consolidated the two cases. At present, the case involves allocation claims among the two plaintiffs and 28 defendants: us, George A. Whiting Paper Co., Menasha Corporation, Green Bay Packaging Inc., International Paper Company, Leicht Transfer & Storage Company, Neenah Foundry Company, Newpage Wisconsin System Inc., The Procter & Gamble Paper Products Company, Wisconsin Public Service Corp., the Cities of Appleton, De Pere, and Green Bay, Brown County, Green Bay Metropolitan Sewerage District, Heart of the Valley Metropolitan Sewerage District, Neenah-Menasha Sewerage Commission, WTM I Company, U.S. Paper Mills Corporation, Georgia-Pacific Consumer Products LP, Georgia-Pacific LLC, Fort James Operating Company, CBC Coating Company, Inc., Fort James Corporation, Kimberly-Clark Corporation, LaFarge North America Inc., Union Pacific Railroad Company, and the United States Army Corps of Engineers. As the result of certain third-party claims, federal agencies other than the Corps of Engineers are also involved in this allocation.

On December 16, 2009, the Court granted motions for summary judgment in our favor on the contribution claims brought by NCR and Appleton Papers Inc. in the Whiting litigation. The Court held that neither NCR nor Appleton Papers may seek contribution from us or other recyclers under CERCLA. The Court made no ruling as to any other allocation, the liability of NCR or Appleton Papers to us for costs we have incurred, or our liability to the governments or Trustees. NCR and Appleton Papers have stated their intention to appeal, but an appeal is not yet timely because the Court has not entered a final judgment.

As described above, we have counterclaims against NCR and Appleton Papers Inc. to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Fox River site. Other defendants have similar claims. On January 20, 2010, the Court issued an order inviting submissions from the parties as to whether the counterclaims of the defendants, as well as certain additional claims, could be resolved without a trial within approximately six months. If the Court is convinced that the case may be resolvable on that basis, it will establish a briefing schedule and attempt to decide the remaining issues on our claims before an appeal will become timely.

As noted above, on December 16, 2009, the Court approved a de minimis party consent decree (“Consent Decree”) settlement among the United States, the State of Wisconsin, and eleven defendants resolving those defendants’ liability for this site. The eleven settling defendants are: George A. Whiting Paper Co.; Green Bay Metropolitan Sewerage District; Green Bay Packaging, Inc.; Heart of the Valley Metropolitan Sewerage District; International Paper Co.; LaFarge North America Inc.; Leicht Transfer and Storage Co.; Neenah Foundry Co.; Procter & Gamble Paper Products Co.; Union Pacific Railroad Co.; and Wisconsin Public Service Corp. (collectively, the “Eleven Settling Defendants”). The Consent Decree reflects the conclusion by the United States and the State of Wisconsin that each of the Eleven Settling Defendants qualifies for treatment as a de minimis party under CERCLA. The Consent Decree requires the Settling Defendants to make a collective payment of $1,875,000. Those Eleven Settling Defendants have moved for judgment in the Whiting Litigation based upon the protections in the Consent Decree. In addition, the Governments on September 25, 2009, lodged a separate consent decree in the same case that would, if entered, resolve the liabilities of the City of DePere. Under that consent decree, the City of DePere would pay $210,000 to resolve its liability at the Site. That Consent Decree has not yet been approved.

We contend that we are not jointly and severally liable for costs or damages arising from the presence of PCBs downstream of OU1. In addition, we contend that NCR or other sources of NCR®-brand carbonless copy paper that our Neenah Mill recycled bear most of the responsibility for costs and damages arising from the presence of PCBs in OU1. Other parties disagree. Our counterclaims for a re-allocation of costs we have incurred or may incur remain pending.

Reserves for the Fox River Site.  As of December 31, 2009, our reserve for our claimed liability at the Fox River, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $17.4 million. No additional amounts were accrued during 2009 or 2008. Of our total reserve for the Fox River, $0.4 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining $17.0 million is recorded under the caption “Other long term liabilities.”

Under the OU1 Consent Decree which was signed in 2004, we contributed $27.0 million to past and future costs and NRDs. We later contributed $6.0 million under an agreed supplement to the OU1 Consent Decree and have since contributed an additional $9.5 million under the Amended Consent Decree. WTM I has contributed parallel amounts. These funds are placed into an escrow account from which we and WTM I pay for work on the project. As required by the Amended Consent Decree, in a quarterly report submitted to EPA in November 2009, we and WTM I concluded that the amounts in the escrow account would be sufficient to pay for the estimated cost of the work at OU1, including operation, maintenance, and other post-construction expenses. However, there can be no assurance that these amounts will in fact suffice. WTM I has filed a bankruptcy petition in the Bankruptcy Court in Richmond. There can be no assurance should additional amounts be required to complete the project that WTM I will be able to fulfill its obligation to pay half the additional cost.

We believe that we have strong defenses to liability for remediation of OU2-5 including the existence of ample data that indicate that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup in OU2-5. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the OU2-5 work. NCR and Appleton Papers commenced

Glatfelter 2009 Annual Report    47

the Whiting Litigation and joined us and others as defendants, but did not prevail. Additional litigation associated with the remediation of the Site is likely. As illustrated by the Whiting Litigation, we believe that there are additional potentially responsible parties other than the PRPs who were named in the UAO or who have been joined in the Whiting Litigation, including the owners of public wastewater treatment facilities who discharged PCB-contaminated wastewater to the Fox River and entities providing PCB-containing wastepaper to each of the recycling mills.

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

In setting our reserve for the Fox River, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation, and assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs at the Site who are also potentially jointly and severally liable. The existence and ability of other PRPs to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on each PRP, and any known insurance, indemnity or cost sharing agreements between PRPs and third parties. In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Fox River site.

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

Other Information.  Based in part upon the Court’s December 16, 2009, ruling and the Court’s January 10, 2010 order in the Whiting Litigation, we continue to believe that a volumetric allocation would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

The Wisconsin DNR and FWS have each published studies, the latter in draft form, estimating the amount of PCBs discharged by each identified PRP’s facility to the lower Fox River and the Bay of Green Bay. These reports estimate the Neenah Facility’s share of the volumetric discharge to be as high as 27%. We do not believe the volumetric estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the volumetric estimates contained in the studies are based on assumptions that are unsupported by existing data on the Site. We believe that the Neenah Facility’s volumetric contribution is significantly lower than the estimates set forth in these studies.

We previously entered into interim cost-sharing agreements with four of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These interim cost-sharing agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the Court’s December 16, 2009, ruling in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.

While the Amended OU1 Consent Decree provides a negotiated framework for resolving both our and WTM I’s liability for the remediation of OU1, it does not resolve our exposure at the Site. The OU1 Consent Decree does not address response costs necessary to remediate the remainder of the Site and only addresses NRDs and claims for reimbursement of government expenses to a limited extent. Because CERCLA imposes strict and often joint and several liability, uncertainty persists regarding our exposure with respect to the remainder of the Fox River site. In addition, as mentioned previously, EPA has issued a UAO to us and others calling for further work in OU2-5, and Appleton Papers and NCR have commenced the Whiting Litigation that may become more complicated and involve additional parties. We cannot predict the ultimate outcome of the Whiting Litigation or any other litigation or regulatory actions related to this matter.

Range of Reasonably Possible Outcomes.  Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with the United States and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of the current RODs and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our liability associated with the Fox River matter may exceed the aggregate amounts which we have accrued for the Fox River matter by amounts that are insignificant or that could range up to $265 million over a period that is currently undeterminable but that could range beyond 15 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. The summary judgment in our favor in the Whiting Litigation, if sustained on appeal, suggests that outcomes in the upper end of the monetary range have become somewhat less probable, while increases in cost estimates for some of the work may militate in the opposite direction.

All remedial work in OU-1 has been completed and we and WTM I are in the process of decommissioning and performing the restoration of the staging area from which the remediation activity occurred and completing all required reports for the project. We believe that these activities can be completed with the funds that remain in the OU1 Escrow Account.

Summary.  Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. If we are not successful in obtaining acknowledgment that the remedial work at OU1 has been substantially completed and/or should the United States seek to enforce the UAO for OU2-5 against us which requires us either to perform directly or to contribute significant amounts towards the performance of that work, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

Ecusta Environmental Matters  Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and other parties regarding, among other environmental issues, certain landfill closure liabilities associated with our former Ecusta mill and its properties (the “Ecusta Property”). The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta Property and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, in 2003 we established reserves totaling approximately $7.6 million representing estimated landfill closure costs. During 2009, we completed the closure of the last of those three landfills (collectively, the “Landfill Closure and Post-Closure Obligations”).

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

On January 25, 2008, we entered into a series of agreements with, among others, Davidson River Village, LLC (“DRV”)- the current owner of the Ecusta Property pursuant to which we transferred potential liabilities for certain environmental matters at the Ecusta Property to DRV (the “DRV Transaction”). In connection with the DRV Transaction, DRV assumed, and indemnified us for, liability arising from environmental matters and conditions at the Ecusta Property with certain exceptions, including the Landfill Closure and Post-Closure Obligations and investigation and remediation (if necessary) of any pollutants that may have migrated from the Ecusta Property to the Davidson and French Broad Rivers (the “River Areas”), which liabilities were retained by us.

Glatfelter 2009 Annual Report    49

22.	SEGMENT AND GEOGRAPHIC INFORMATION

The following table sets forth profitability and other information by business unit for the year ended December 31:

	Specialty Papers			Composite Fibers			Other and Unallocated			Total

In thousands	2009	2008	2007	2009	2008	2007	2009	2008	2007	2009	2008	2007

Net sales	$791,915	$833,899	$802,293	$392,095	$429,952	$346,030	$–	$(1)	$–	$1,184,010	$1,263,850	$1,148,323
Energy sales, net	13,332	9,364	9,445	–	–	–	–	–	–	13,332	9,364	9,445

Total revenue	805,247	843,263	811,738	392,095	429,952	346,030	–	(1)	–	1,197,342	1,273,214	1,157,768
Cost of products sold	693,949	739,481	721,216	334,378	366,791	287,606	(100,749)	(10,840)	(7,366)	927,578	1,095,432	1,001,456

Gross profit	111,298	103,782	90,522	57,717	63,161	58,424	100,749	10,839	7,366	269,764	177,782	156,312
SG&A	55,408	54,596	56,561	35,779	38,206	32,541	19,070	5,095	27,042	110,257	97,897	116,144
Restructuring charges	–	–	–	–	–	–	–	(856)	35	–	(856)	35
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(898)	(18,468)	(78,685)	(898)	(18,468)	(78,685)

Total operating income	55,890	49,186	33,961	21,938	24,955	25,883	82,577	25,068	58,974	160,405	99,209	118,818
Nonoperating income (expense)	–	–	–	–	–	–	(17,259)	(18,183)	(24,884)	(17,259)	(18,183)	(24,884)

Income before income taxes	$55,890	$49,186	$33,961	$21,938	$24,955	$25,883	$65,318	$6,885	$34,090	$143,146	$81,026	$93,934

Supplemental Data
Plant, equipment and timberlands, net	$262,807	$284,689	$287,107	$207,825	$208,875	$232,759	$–	$–	$–	$470,632	$493,564	$519,866
Capital expenditures	14,077	20,878	17,395	12,080	31,591	11,565	–	–	–	26,257	52,469	28,960
Depreciation, depletion and amortization	37,520	35,010	34,882	23,736	25,601	21,119	–	–	–	61,256	60,611	56,001

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

Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless and forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card and other niche specialty applications.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2009	2008	2007

Carbonless & forms	$320,088	$338,067	$345,785
Book publishing	176,646	201,040	185,343
Envelope & converting	146,812	138,293	116,797
Engineered products	143,490	149,372	136,785
Other	4,879	7,127	17,583

Total	$791,915	$833,899	$802,293

Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher-value-added products in the following markets:

•	Food & Beverage paper used for tea bags and coffee pods/pads and filters;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer products applications;

•	Composite Laminates papers used in production of decorative laminates for furniture and flooring; and

•	Technical Specialties is a diverse line of paper products used in batteries, medical masks and other highly engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2009	2008	2007

Food & beverage	$233,899	$252,545	$218,961
Metallized	81,388	85,719	45,426
Composite laminates	46,442	58,705	52,972
Technical specialties and other	30,366	32,983	28,671

Total	$392,095	$429,952	$346,030

We sell a significant portion of our specialty papers through wholesale paper merchants. No individual customer accounted for more than 10% of our consolidated net sales in 2009, 2008 or 2007.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2009		2008		2007

		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$824,833	$262,807	$869,325	$284,689	$832,724	$287,107

Germany	191,660	124,881	216,011	131,304	190,796	133,505

United Kingdom	125,047	60,104	134,212	53,054	87,054	74,000

Other	42,470	22,840	44,302	24,517	37,749	25,254

Total	$1,184,010	$470,632	$1,263,850	$493,564	$1,148,323	$519,866

Glatfelter 2009 Annual Report    51

23.	GUARANTOR FINANCIAL STATEMENTS

Our 7 1/8% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.

The following presents our consolidating statements of income and cash flow for the years ended December 31, 2009, 2008 and 2007 and our consolidating balance sheets as of December 31, 2009 and 2008. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the
year ended December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$791,915	$46,796	$392,095	$(46,796)	$1,184,010
Energy sales – net	13,332	–	–	–	13,332

Total revenues	805,247	46,796	392,095	(46,796)	1,197,342
Costs of products sold	597,693	42,320	334,544	(46,979)	927,578

Gross profit	207,554	4,476	57,551	183	269,764
Selling, general and administrative expenses	71,484	2,304	36,469	–	110,257
Gains on dispositions of plant, equipment and timberlands, net	9	(907)	–	–	(898)

Operating income	136,061	3,079	21,082	183	160,405
Non-operating income (expense)
Interest expense	(16,324)	5,025	(2,810)	(3,225)	(17,334)
Other income (expense) – net	15,000	1,470	(144)	(16,251)	75

Total other income (expense)	(1,324)	6,495	(2,954)	(19,476)	(17,259)

Income (loss) before income taxes	134,737	9,574	18,128	(19,293)	143,146
Income tax provision (benefit)	11,295	3,382	6,171	(1,144)	19,704

Net income (loss)	$123,442	$6,192	$11,957	$(18,149)	$123,442

Condensed Consolidating Statement of Income for the
year ended December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$833,900	$45,640	$429,950	$(45,640)	$1,263,850
Energy sales – net	9,364	–	–	–	9,364

Total revenues	843,264	45,640	429,950	(45,640)	1,273,214
Costs of products sold	729,425	44,448	367,005	(45,446)	1,095,432

Gross profit	113,839	1,192	62,945	(194)	177,782
Selling, general and administrative expenses	56,425	1,910	39,562	–	97,897
Reversal of shutdown and restructuring charges	(856)	–	–	–	(856)
Gains on dispositions of plant, equipment and timberlands, net	183	(18,651)	–	–	(18,468)

Operating income (loss)	58,087	17,933	23,383	(194)	99,209
Non-operating income (expense)
Interest expense	(19,940)	(14)	(3,206)	–	(23,160)
Other income (expense) – net	36,376	11,130	(4,383)	(38,146)	4,977

Total other income (expense)	16,436	11,116	(7,589)	(38,146)	(18,183)

Income (loss) before income taxes	74,523	29,049	15,794	(38,340)	81,026
Income tax provision (benefit)	16,635	11,486	4,211	(9,194)	23,138

Net income (loss)	$57,888	$17,563	$11,583	$(29,146)	$57,888

Condensed Consolidating Statement of Income for the
year ended December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$802,293	$42,801	$346,030	$(42,801)	$1,148,323
Energy sales – net	9,445	–	–	–	9,445

Total revenues	811,738	42,801	346,030	(42,801)	1,157,768
Costs of products sold	716,015	40,181	287,931	(42,671)	1,001,456

Gross profit	95,723	2,620	58,099	(130)	156,312
Selling, general and administrative expenses	80,112	1,845	34,187	–	116,144
(Reversal of) Shutdown and restructuring charges	201	–	(166)	–	35
Gains on dispositions of plant, equipment and timberlands, net	76	(78,761)	–	–	(78,685)

Operating income	15,334	79,536	24,078	(130)	118,818
Non-operating income (expense)
Interest expense	(26,980)	(3)	(2,039)	–	(29,022)
Other income (expense) – net	75,806	15,910	(5,939)	(81,639)	4,138

Total other income (expense)	48,826	15,907	(7,978)	(81,639)	(24,884)

Income (loss) before income taxes	64,160	95,443	16,100	(81,769)	93,934
Income tax provision (benefit)	688	35,992	555	(6,773)	30,462

Net income (loss)	$63,472	$59,451	$15,545	$(74,996)	$63,472

Condensed Consolidating Balance Sheet as of December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Cash and cash equivalents	$76,970	$985	$57,465	$–	$135,420
Other current assets	275,490	260,834	148,090	(299,778)	384,636
Plant, equipment and timberlands – net	255,886	6,921	207,825	–	470,632
Other assets	600,116	145,304	75,731	(621,545)	199,606

Total assets	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities	$301,908	$1,357	$179,273	$(296,428)	$186,110
Long-term debt	200,241	–	36,695	–	236,936
Deferred income taxes	71,035	15,347	26,284	(15,998)	96,668
Other long-term liabilities	124,574	13,531	9,654	12,117	159,876

Total liabilities	697,758	30,235	251,906	(300,309)	679,590
Shareholders’ equity	510,704	383,809	237,205	(621,014)	510,704

Total liabilities and shareholders’ equity	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

Glatfelter 2009 Annual Report    53

Condensed Consolidating Balance Sheet as of December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Cash and cash equivalents	$8,860	$756	$22,618	$–	$32,234
Other current assets	266,899	256,834	88,288	(252,436)	359,585
Plant, equipment and timberlands – net	277,215	7,470	208,879	–	493,564
Other assets	510,144	175,927	(29,767)	(484,378)	171,926

Total assets	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

Liabilities and Shareholders’ Equity
Current liabilities	$336,182	$17,072	$85,668	$(248,820)	$190,102
Long-term debt	222,965	–	70,695	–	293,660
Deferred income taxes	53,976	24,615	26,272	(14,705)	90,158
Other long-term liabilities	107,288	13,838	8,941	10,615	140,682

Total liabilities	720,411	55,525	191,576	(252,910)	714,602
Shareholders’ equity	342,707	385,462	98,442	(483,904)	342,707

Total liabilities and shareholders’ equity	$1,063,118	$440,987	$290,018	$(736,814)	$1,057,309

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$102,891	$17,534	$46,668	$(3,225)	$163,868
Investing activities
Purchase of plant, equipment and timberlands	(14,040)	(137)	(12,080)	–	(26,257)
Proceeds from disposal plant, equipment and timberlands	–	951	–	–	951
Proceeds from timberland installment note receivable	–	–	37,850	–	37,850
Repayments from (advances of) intercompany loans, net	9,186	(9,394)	–	208	–

Total investing activities	(4,854)	(8,580)	25,770	208	12,544
Financing activities
Net (repayments of) proceeds from indebtedness	(22,725)	–	(36,008)	–	(58,733)
Payment of dividends to shareholders	(16,596)	–	–	–	(16,596)
(Repayments) borrowings of intercompany loans, net	9,394	(5,500)	(3,686)	(208)	–
Payment of intercompany dividends	–	(3,225)	–	3,225	–

Total financing activities	(29,927)	(8,725)	(39,694)	3,017	(75,329)
Effect of exchange rate on cash	–	–	2,103	–	2,103

Net increase (decrease) in cash	68,110	229	34,847	–	103,186
Cash at the beginning of period	8,860	756	22,618	–	32,234

Cash at the end of period	$76,970	$985	$57,465	$–	$135,420

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$15,641	$26,929	$34,455	$(23,600)	$53,425
Investing activities
Purchase of plant, equipment and timberlands	(19,998)	(880)	(31,591)	–	(52,469)
Proceeds from disposal plant, equipment and timberlands	19,279	–	–	–	19,279
Repayments from (advances of) intercompany loans, net	4,593	(19,678)	(17,502)	32,587	–
Return (contributions) of intercompany capital, net	–	24,997	–	(24,997)	–

Total investing activities	3,874	4,439	(49,093)	7,590	(33,190)
Financing activities
Net (repayments of) proceeds from indebtedness	(39,196)	–	41,621	–	2,425
Payment of dividends to shareholders	(16,469)	–	–	–	(16,469)
(Repayments) borrowings of intercompany loans, net	39,280	(7,174)	481	(32,587)	–
Return of intercompany capital, net	–	–	(24,997)	24,997	–
Payment of intercompany dividends	–	(23,600)	–	23,600	–
Proceeds from stock options exercised and other	1,165	–	–	–	1,165

Total financing activities	(15,220)	(30,774)	17,105	16,010	(12,879)
Effect of exchange rate on cash	(2,128)	–	(2,827)	–	(4,955)

Net increase (decrease ) in cash	2,167	594	(360)	–	2,401
Cash at the beginning of period	6,693	162	22,978		29,833

Cash at the end of period	$8,860	$756	$22,618	$–	$32,234

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2007

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$92,366	$(40,334)	$48,300	$–	$100,332
Investing activities
Purchase of plant, equipment and timberlands	(16,334)	(1,091)	(11,535)	–	(28,960)
Proceeds from disposal plant, equipment and timberlands	199	41,041	376	–	41,616
Acquisitions, net of cash acquired	–	–	(7,923)	–	(7,923)

Total investing activities	(16,135)	39,950	(19,082)	–	4,733
Financing activities
Net (repayments of) proceeds from indebtedness	(71,570)	–	(19,002)	–	(90,572)
Payment of dividends	(16,350)	–	–	–	(16,350)
Proceeds from stock options exercised and other	7,551	–	–	–	7,551

Total financing activities	(80,369)	–	(19,002)	–	(99,371)
Effect of exchange rate on cash	604	–	1,550	–	2,154

Net increase (decrease) in cash	(3,534)	(384)	11,766	–	7,848
Cash at the beginning of period	10,227	546	11,212	–	21,985

Cash at the end of period	$6,693	$162	$22,978	–	$29,833

Glatfelter 2009 Annual Report    55

24.	SUBSEQUENT EVENTS

On February 5, 2010, we and certain of our subsidiaries (the “Guarantors”) issued and sold $100 million in aggregate principal amount of 7 1/8% Senior Notes due 2016 (the “Notes”). The Notes were issued at 95.0% of the principal amount. We used the net proceeds from the sale, along with borrowings under our revolving credit facility and cash on hand, to fund the acquisition of Concert Industries Corp. (“Concert”).

The Notes and the guarantees thereof (the “Guarantees”) were issued pursuant to an indenture dated as of February 5, 2010 (the “Indenture”) among us, the Guarantors and HSBC Bank USA, National Association, as trustee (the “Trustee”). The Indenture contains covenants that, among other things, limits the ability of us and the Guarantors to incur debt, make restricted payments, create certain liens, sell assets, enter into certain sale and leaseback transactions, and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis. The Indenture provides for customary events of default.

We will pay interest on the Notes on May 1 and November 1 of each year, beginning on May 1, 2010. The Notes will mature on May 1, 2016. The Notes are senior unsecured obligations and will rank equally with our other and future senior unsecured obligations. The Notes are guaranteed, jointly and severally, on a senior unsecured basis, by certain of our current and future domestic subsidiaries.

We may redeem some or all of the notes at any time and from time to time on or after May 1, 2011 at the applicable redemption price plus accrued and unpaid interest to the date of redemption. We have the option to redeem the Notes in whole, but not in part, prior to May 1, 2011 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest and a make-whole premium.

On February 12, 2010, we completed the acquisition (Concert) of all of the issued and outstanding shares of Concert from Brookfield Special Situations Management Limited (f/k/a Tricap Management Limited) (” Vendor”) pursuant to a share purchase agreement entered into among us and Vendor on January 4, 2010, as amended on February 12, 2010. The purchase price paid was approximately $234.4 million based on the currency exchange rates on the closing date, subject to a post-closing working capital adjustment. Concert is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials, used to manufacture a diverse range of consumer and industrial products for growing global end-use markets, including feminine hygiene and adult incontinence products, specialty wipes and food pads. In 2009, Concert’s revenues were approximately $203.0 million.

25.	QUARTERLY RESULTS (UNAUDITED)

							Diluted
							Earnings
	Net sales		Gross Profit		Net Income (loss)		Per Share

In thousands,
except per share	2009	2008	2009	2008	2009	2008	2009	2008

First	$291,552	$305,499	$43,314	$44,258	$11,538	$19,675	$0.25	$0.43
Second	278,979	320,224	59,001	32,398	19,870	3,156	0.43	0.07
Third	312,358	339,822	82,465	57,172	45,994	21,662	1.00	0.47
Fourth	301,121	298,305	84,984	43,954	46,040	13,395	1.00	0.29

The information set forth above includes the following, on an after-tax basis:

			Gains (losses) on Sales of Plant,
	Alternative Fuel Mixture Credits		Equipment and Timberlands		Acquisition Integration Costs

In thousands	2009	2008	2009	2008	2009	2008

First	$–	$–	$378	$8,662	$–	$(411)
Second	30,418	–	(441)	–	–	(177)
Third	32,890	–	(5)	2,371	–	(240)
Fourth	32,456	–	65	(9)	(1,768)	(61)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2009, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. In the course of completing our evaluation of internal control over financial reporting we implemented certain changes and enhancements to our controls.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors  The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2010. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, all members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

Executive Officers of the Registrant  The information with respect to the executive officers required under this Item incorporated herein by reference to “Executive Officers” as set forth in Part I, page 12 of this report.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2010.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2010.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2010.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2010.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

Glatfelter 2009 Annual Report    57

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
		ii.	Consolidated Balance Sheets as of December 31, 2009 and 2008
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2009, 2008 and 2007
	2.		Financial Statement Schedules (Consolidated) are included in Part IV:
		i.	Schedule II – Valuation and Qualifying Accounts – For Each of the Three Years in the Period Ended December 31, 2009

(b)	Exhibit Index

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	Filing

2	(a)
Share Purchase Agreement, dated January 4, 2010, among Brookfield Special Situations Management Limited, P. H. Glatfelter Company and Glatfelter Canada, Inc., (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request) filed herewith.

	(b)		Amendment to the Share Purchase Agreement, dated February 12, 2010, filed herewith.
	(c)		Asset Purchase Agreement, dated February 21, 2006, among NewPage Corporation, Chillicothe Paper Inc. and P. H. Glatfelter Company	2.1	February 21, 2006 Form 8-K
	(d)		Agreement for Sale of Assets (Lydney), dated March 8, 2006, by and among J R Crompton Limited, Nicholas James Dargan and Willian Kenneth Dawson, as administrators and Glatfelter-UK Limited and the Company	10	March 31, 2006 Form 10-Q
	(e)
Agreement, dated as of November 30, 2007, between Metallised Products Limited (“MPL”) and Glatfelter Lydney Limited, a wholly-owned indirect subsidiary of P. H. Glatfelter Company to acquire MPL, (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request) filed herewith.
				2(c)	2007 Form 10-K
3	(a)		Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR)	3(b)	2007 Form 10-K
	(b)		By-Laws as amended through February 18, 2009	3.1	June 30, 2009 Form 10-Q
4	(a)		Indenture, dated as of February 5, 2010 by and between the Company and HSBC Bank USA, National Association, as trustee relating to 7 1/8 Notes due 2016.	4.1	February 5, 2010 Form 8-K
	(b)		Indenture, dated as of April 28, 2006, by and between the Company and SunTrust Bank, as trustee relating to 7 1/8 Notes due 2016	4.1	May 3, 2006 Form 8-K
	(c)		First Supplemental Indenture, dated as of September 22, 2006, among Glatfelter Holdings, LLC, Glatfelter Holdings II, LLC, the Existing Subsidiary Guarantors named therein and SunTrust Bank relating to 7 1/8 Notes due 2016	4.3	September 22, 2006 Form S-4/A
10	(a)		P. H. Glatfelter Company Management Incentive Plan, effective January 1, 1982, as amended and restated effective January 1, 1994**	10(a)	2000 Form 10-K**
	(b)		P. H. Glatfelter Company 2005 Management Incentive Plan, adopted as of April 27, 2006**	10.4	April 27, 2006 Form 8-K
	(c)		P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000**	10(c)	2000 Form 10-K**
	(d)		Description of Executive Salary Continuation Plan**	10(g)	1990 Form 10-K**
	(e)		P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998**	10(f)	1998 Form 10-K**
	(f)		P. H. Glatfelter Company 1992 Key Employee Long-Term Incentive Plan, as amended December 20, 2000**	10(g)	2000 Form 10-K**
	(g)		P. H. Glatfelter Company 2005 Long-Term Incentive Plan, adopted as of April 27, 2006**	10.1	April 27, 2006 Form 8-K
	(g)	(A)	Form of Top Management Restricted Stock Unit Award Certificate.**	10.2	April 27, 2006 Form 8-K
	(g)	(B)	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	April 27, 2006 Form 8-K
	(h)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998**	10(h)	1998 Form 10-K**
	(i)		Change in Control Employment Agreement by and between P. H. Glatfelter Company and George H. Glatfelter II, dated as of December 8, 2008**	10(i)	2008 Form 10-K**

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	Filing

	(j)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 8, 2008**	10(j)	2008 Form 10-K**
	(j)	(A)	Schedule of Change in Control Employment Agreements, filed herewith**
	(k)
Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin
				10(i)	1996 Form 10-K
	(l)		Credit Agreement, dated as of April 3, 2006, by and among the Company, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Credit Suisse Securities (USA) LLC, as joint arrangers and bookrunners, and Credit Suisse Securities (USA) LLC, as syndication agent	10.1	April 7, 2006 Form 8-K
	(l)	(A)	First Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated April 25, 2006	10.1	June 30, 2007 Form 10-Q
	(l)	(B)	Second Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated December 22, 2006	10.2	June 30, 2007 Form 10-Q
	(l)	(C)	Third Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated June 8, 2007*	10.3	June 30, 2007 Form 10-Q
	(m)
Contract for the Purchase and Bargain Sale of Property, dated as of December 16, 2002, by and among Glatfelter Pulp Wood Company (a wholly owned subsidiary of the Registrant), the Conservation Fund and Fidelity National Title Insurance Company
				10(o)	2002 Form 10-K
	(n)		Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)	10.2	October 1, 2003 Form 8-K/A – No. 1
	(n)	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10(o)	2007 Form 10-K
	(n)	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.1	Nov 15, 2008 Form 8-K
	(o)		Administrative Order for Remedial Action dated November 13, 2008; issued by the United States Environmental Protection Agency	10.2	Nov 15, 2008 Form 8-K
	(p)		Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)	10.1	June 30, 2008 Form 8-K
	(q)		Compensatory Arrangements with Certain Executive Officers, filed herewith**
	(r)		Summary of Non-Employee Director Compensation (effective January 1, 2007), filed herewith**
	(s)		Service Agreement, commencing on August 1, 2007, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	2006 Form 10-K
	(t)		Retirement Pension Contract, dated October 31, 2008, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	2007 Form 10-K
	(u)		Form of Stock-Only Stock Appreciation Right Award Certificate**	10(s)	2006 Form 10-K
	(v)		Form of 2007 Top Management Restricted Stock Unit Award Certificate**	10(t)	2006 Form 10-K
	(w)		Separation Agreement and General Release entered into between Jeffrey J. Norton and P. H. Glatfelter Company dated as of October 25, 2008	10.1	Sept. 30, 2008 Form 10-Q
	(x)		Timberland Purchase & Sale Agreement – Virginia Timberlands, entered into by and among Glawson Investments Corp., GIC Investments LLC and Glatfelter Pulp Wood Company, dated and effective as of August 8, 2007	10.1	Sept. 30, 2007 Form 10-Q
	(y)		Term Loan Agreement dated January 15, 2008, among GPW Virginia Timberlands LLC, certain lenders party thereto and SunTrust Bank, in its capacity as agent for such lenders	10(x)	2007 Form 10-K
	(z)		Contract for Sale for Sale of Real Estate between Glatfelter Pulp Wood Company, a wholly owned subsidiary of the Company, and George H. Glatfelter II and Beverly G. Glatfelter, dated May 8, 2008	10.2	June 30, 2008 Form 10Q
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	2003 Form 10-K
21			Subsidiaries of the Registrant, filed herewith
23			Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1			Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith

Glatfelter 2009 Annual Report    59

Exhibit Number	Description of Documents	Incorporated by Reference to

		Exhibit	Filing

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1	Certification of George H. Glatfelter II, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith
32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)
March 16, 2010

By	/s/ George H. Glatfelter II
George H. Glatfelter II
Chairman and
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 16, 2010	/s/ George H. Glatfelter II George H. Glatfelter II Chairman and Chief Executive Officer	Principal Executive Officer and Director

March 16, 2010	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 16, 2010	/s/ David C. Elder David C. Elder Vice President and Corporate Controller	Controller and Chief Accounting Officer

March 16, 2010	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 16, 2010	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 16, 2010	/s/ Richard C. Ill Richard C. Ill	Director

March 16, 2010	/s/ J. Robert Hall J. Robert Hall	Director

March 16, 2010	/s/ Ronald J. Naples Ronald J. Naples	Director

March 16, 2010	/s/ Richard L. Smoot Richard L. Smoot	Director

March 16, 2010	/s/ Lee C. Stewart Lee C. Stewart	Director

Glatfelter 2009 Annual Report    61

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2009
Valuation and Qualifying Accounts

	Allowance for

In thousands	Doubtful Accounts			Sales Discounts and Deductions

	2009	2008	2007	2009	2008	2007

Balance, beginning of year	$2,633	$3,117	$3,613	$3,369	$4,345	$2,585
Provision	506	(36)	781	3,575	6,620	6,723
Write-offs, recoveries and discounts allowed	(306)	(296)	(1,319)	(4,197)	(6,045)	(5,195)
Other(a)	55	(152)	42	42	(1,551)	232

Balance, end of year	$2,888	$2,633	$3,117	$2,789	$3,369	$4,345

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates and, in 2008, a change in presentation of certain customer rebates.