Form 10-Q
period 2010-03-31
GLATFELTER P H CO
filed 2010-05-10
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended March 31, 2010
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
As of April 30, 2010, P. H. Glatfelter Company had 45,783,493 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
For the QUARTERLY PERIOD ENDED
MARCH 31, 2010

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended
	March 31
In thousands, except per share	2010	2009

Net sales	$337,275	$291,552
Energy and related sales — net	3,607	1,931

Total revenues	340,882	293,483
Costs of products sold	296,666	250,169

Gross profit	44,216	43,314

Selling, general and administrative expenses	34,670	24,513
Gains on dispositions of plant, equipment and timberlands, net	—	(699)

Operating income	9,546	19,500
Non-operating income (expense)
Interest expense	(5,663)	(5,126)
Interest income	170	708
Other — net	(3,983)	17

Total other income (expense)	(9,476)	(4,401)

Income before income taxes	70	15,099
Income tax provision	444	3,561

Net income (loss)	$(374)	$11,538

Earnings (loss) per share
Basic	$(0.01)	$0.25
Diluted	(0.01)	0.25

Cash dividends declared per common share	0.09	0.09

Weighted average shares outstanding
Basic	45,836	45,595
Diluted	45,836	45,610
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2010	2009

Assets
Current assets
Cash and cash equivalents	$26,575	$135,420
Accounts receivable — net	154,781	119,319
Inventories	194,777	168,370
Prepaid expenses and other current assets	106,445	96,947

Total current assets	482,578	520,056

Plant, equipment and timberlands — net	625,867	470,632

Other assets	222,659	199,606

Total assets	$1,331,104	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$10,000	$13,759
Short-term debt	5,060	3,888
Accounts payable	94,460	63,604
Dividends payable	4,178	4,170
Environmental liabilities	426	440
Other current liabilities	111,433	100,249

Total current liabilities	225,557	186,110

Long-term debt	359,690	236,936

Deferred income taxes	96,098	96,668

Other long-term liabilities	158,974	159,876

Total liabilities	840,319	679,590

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	47,472	46,746
Retained earnings	707,271	711,765
Accumulated other comprehensive loss	(136,819)	(119,885)

	618,468	639,170
Less cost of common stock in treasury	(127,683)	(128,466)

Total shareholders’ equity	490,785	510,704

Total liabilities and shareholders’ equity	$1,331,104	$1,190,294

The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended
	March 31
In thousands	2010	2009

Operating activities
Net income	$(374)	$11,538
Adjustments to reconcile to net cash provided (used) by operations:
Depreciation, depletion and amortization	15,781	14,428
Pension expense, net of unfunded benefits paid	2,215	1,357
Deferred income tax provision (benefit)	(135)	1,109
Gains on dispositions of plant, equipment and timberlands, net	—	(699)
Share-based compensation	1,514	1,039
Change in operating assets and liabilities
Accounts receivable	(14,510)	(23)
Inventories	(1,889)	(8,554)
Prepaid and other current assets	(4,103)	2,535
Accounts payable	17,632	(5,370)
Environmental matters	37	(6,777)
Accruals and other current liabilities	353	(13,795)
Other	3,849	2,027

Net cash provided (used) by operating activities	20,370	(1,185)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(6,136)	(5,234)
Proceeds from disposals of plant, equipment and timberlands, net	—	728
Acquisition of Concert Industries Corp., net of cash acquired	(233,006)	—

Net cash used by investing activities	(239,142)	(4,506)

Financing activities
Proceeds from $100 million 7⅛% note offering, net of original issue discount	95,000	—
Payments of note offering costs	(2,804)	—
Net borrowings of revolving credit facility	27,854	5,434
Net borrowings of short term debt	1,082	782
Principal repayments — 2011 Term Loan	(4,000)	(4,000)
Payment of dividends	(4,165)	(4,129)
Proceeds from stock options exercised and other	107	20

Net cash provided (used) by financing activities	113,074	(1,893)

Effect of exchange rate changes on cash	(3,147)	(978)

Net decrease in cash and cash equivalents	(108,845)	(8,562)
Cash and cash equivalents at the beginning of period	135,420	32,234

Cash and cash equivalents at the end of period	$26,575	$23,672

Supplemental cash flow information
Cash paid (received) for
Interest	$259	$820
Income taxes	(2,533)	2,926
The accompanying notes are an integral part of these condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered products. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gatineau, Quebec, Canada; Gloucestershire (Lydney), England; Caerphilly, Wales; Gernsbach and Falkenhagen, Germany; Scaër, France; and the Philippines. Our products are marketed throughout the United States and in over 85 other countries, either through wholesale paper merchants, brokers and agents or directly to customers.
2.	ACCOUNTING POLICIES
     Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
     We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2009 Annual Report on Form 10-K (“2009 Form 10-K”).
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
3.	ACQUISITION
     On February 12, 2010, we completed the acquisition of all of the issued and outstanding stock of Concert Industries Corp. (“Concert”), a leading supplier of airlaid non-woven fabric-like material, for cash totaling $235.8 million based on the currency exchange rates on the closing date. Concert, with approximately 590 employees, has operations located in Gatineau, Quebec, Canada and Falkenhagen, Brandenburg, Germany. Annual revenues totaled $203.0 million in 2009.
     Concert manufactures highly absorbent cellulose based airlaid non-woven materials used in products such as feminine hygiene and adult incontinence products, pre-moistened cleaning wipes, food pads, napkins and tablecloths, and baby wipes. The acquisition of Concert affords us the opportunity to grow with the industry leaders in feminine hygiene and adult incontinence products. Concert holds leading market share positions and seeks to build long-term customer relationships through superior quality, innovation and customer service programs. We believe that our acquisition of Concert provides us with an industry-leading global business that sells highly specialized, engineered fiber-based products to niche markets with substantial barriers to entry.
     The share purchase agreement provides for, among other terms, i) an adjustment to the purchase price based on final working capital as of the closing balance sheet, which has yet to be agreed to; and ii) indemnification provisions for claims that may arise, including among others, uncertain tax positions and other third part claims. No amounts related to either of these provisions are included in the following preliminary allocation of the purchase price to assets acquired and liabilities assumed:

In thousands

Assets
Cash	$2,792
Accounts receivable	24,703
Inventory	28,034
Prepaid and other current assets	5,941
Plant and equipment	177,253
Intangible assets	3,138
Deferred tax assets	20,738

Total	262,599
Liabilities
Accounts payable and accrued expenses	25,322
Deferred tax liabilities	1,267
Other long term liabilities	212

Total	26,801

Total purchase price	$235,798

GLATFELTER

     We are in the process of finalizing valuations necessary to account for this transaction in accordance with the acquisition method of accounting set forth in FASB ASC 805, Business Combinations. Accordingly, the purchase price allocation set forth above is based on all information available to us at the present time and is subject to change, and such changes could be material.
     For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair market value. The allocation set forth above is based on management’s estimate of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar methodologies. The amount allocated to intangible assets represents the estimated value of customer sales contracts and relationships. Deferred tax assets reflect the estimated value of future tax deductions acquired in the transaction.
     Acquired property plant and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 40 years. Intangible assets are being amortized on a straight-line basis over an estimated remaining life of 11 years reflecting the expected future value.
     During the first quarter of 2010, we incurred legal, professional and advisory costs directly related to the Concert acquisition totaling $7.0 million. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $2.7 million through March 31, 2010. The unamortized fees are recorded in the accompanying consolidated balance sheet under the caption “Other assets”.
     In addition, in connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash during the first quarter of 2010 and resulted in a $3.4 million loss, net of realized currency transaction gains, is presented under the caption “Other-net” in the accompanying condensed consolidated statements of income.
     Our results of operations for the first three months of 2010 include the results of Concert prospectively since the acquisition was completed on February 12, 2010. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Revenue and operating income of Concert included in our consolidated results of operations totaled $28.1 million and $0.2 million, respectively.
     The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2009:

	Three months ended
	March 31
In thousands, except per share	2010	2009

Pro forma
Net sales	$366,531	$338,939
Net income	9,968	12,864
Earnings per share	0.22	0.28

     For purposes of presenting the above pro forma financial information, non-recurring legal, professional and transaction costs directly related to the acquisition have been eliminated. This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.
4.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     There were no sales of timberlands in the first quarter of 2010. During the first quarter of 2009 we completed sales of timberlands as summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain

2009
Timberlands	189	$728	$699

	189	$728	$699

5.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Three months ended
	March 31
In thousands, except per share	2010	2009

Net income (loss)	$(374)	$11,538

Weighted average common shares outstanding used in basic EPS	45,836	45,595
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	—	15

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,836	45,610

Earnings (loss) per share
Basic	$(0.01)	$0.25
Diluted	(0.01)	0.25

     Approximately 1,574,324 and 1,245,910 of potential common shares have been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2010 and 2009, respectively, due to their anti-dilutive nature.

GLATFELTER

6.	INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of March 31, 2010 and December 31, 2009, we had $40.1 million and $40.1 million, respectively, of gross unrecognized tax benefits. As of March 31, 2010, if such benefits were to be recognized, approximately $36.2 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	N/A	2007 — 2009
State	2004	2004 — 2009
Canada (1)	N/A	2005 — 2009
Germany (1)	1999 — 2007	2007 — 2009
France	N/A	2006 — 2009
United Kingdom	N/A	2006 — 2009
Philippines	2005, 2007, & 2008	2009

(1)	— includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may change within the next twelve months by as much as $11.1 million. Substantially all of this range relates to tax positions taken in the Germany and the United Kingdom.
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the first quarter of 2010 totaled $0.2 million and $0.3 million in the first quarter of 2009. Accrued interest was $4.0 million and $3.8 million as of March 31, 2010 and December 31, 2009, respectively. We did not record any penalties associated with uncertain tax positions during the first quarters of 2010 or 2009.
7.	STOCK-BASED COMPENSATION
     The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
     Restricted Stock Units (“RSU”) Awards of RSU are made under our LTIP. The RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the first three months of 2010:

Units	2010	2009

Beginning balance	564,037	486,988
Granted	126,450	—
Forfeited	(8,820)	—
Restriction lapsed/shares delivered	(16,252)	(2,600)

Ending balance	665,415	484,388

     The following table sets forth RSU compensation expense for the periods indicated:

	March 31
In thousands	2010	2009

Three months ended	$405	$340

     Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.

GLATFELTER

     The following table sets forth information related to outstanding SOSARS.

	2010		2009
		Wtd Avg		Wtd Avg
		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price

Outstanding at Jan. 1,	1,762,020	$11.84	718,810	$14.63
Granted	423,450	13.95	—	—
Exercised	—	—	—	—
Canceled	(50,383)		—	—

Outstanding at Mar 31,	2,135,087	$12.27	718,810	$14.63

SOSAR Grants
Weighted average grant date fair value per share	$4.72		—	—
Aggregate grant date fair value (in thousands)	$1,998		—	—
Black-Scholes Assumptions
Dividend yield	2.58%		—	—
Risk free rate of return	2.54%		—	—
Volatility	42.31%		—	—
Expected life	6 yrs		—	—

     The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2010	2009

Three months ended	$610	$239

8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	March 31
In thousands	2010	2009

Pension Benefits
Service cost	$2,422	$2,250
Interest cost	6,008	5,748
Expected return on plan assets	(10,060)	(9,844)
Amortization of prior service cost	617	537
Amortization of unrecognized loss	3,399	2,991

Net periodic benefit cost	$2,386	$1,682

Other Benefits
Service cost	$761	$656
Interest cost	880	874
Expected return on plan assets	(135)	(122)
Amortization of prior service cost	(306)	(308)
Amortization of unrecognized loss	453	528

Net periodic benefit cost	$1,653	$1,628

	March 31,	Dec. 31,
In millions	2010	2009

Pension Plan Assets
Fair value of plan assets at end of period	$503.8	$485.7

9.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	March 31
In thousands	2010	2009

Net income (loss)	$(374)	$11,538
Foreign currency translation adjustments	(19,533)	(11,469)
Amortization of unrecognized retirement obligations, net of tax	2,599	2,292

Comprehensive income (loss)	$(17,308)	$2,361

10.	INVENTORIES
     Inventories, net of reserves, were as follows:

	March 31,	Dec. 31,
In thousands	2010	2009

Raw materials	$51,458	$44,150
In-process and finished	89,656	78,340
Supplies	53,663	45,880

Total	$194,777	$168,370

11.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	March 31,	Dec. 31,
In thousands	2010	2009

Revolving credit facility, due April 2011	$27,953	$—
Term Loan, due April 2011	10,000	14,000
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,042	—
Term Loan, due January 2013	36,695	36,695

Total long-term debt	369,690	250,695
Less current portion	(10,000)	(13,759)

Long-term debt, net of current portion	$359,690	$236,936

     On April 3, 2006, we, along with certain of our subsidiaries as borrowers and certain of our subsidiaries as guarantors, entered into a credit agreement with certain financial institutions. Pursuant to the credit agreement, we may borrow, repay and reborrow revolving credit loans in an aggregate principal amount not to exceed $200 million outstanding at any time. All borrowings under our credit facility are unsecured. In addition, we received a term loan in the principal amount of $100 million. Both agreements mature on April 2, 2011. As discussed in Note

GLATFELTER

16, in April 2010, we refinanced our bank credit facility with a new four-year, $225 million, multi-currency revolving credit facility.
     Borrowings under the original credit agreement bear interest, at our option, at either (a) the bank’s base rate described in the credit agreement as the greater of the prime rate or the federal funds rate plus 50 basis points, or (b) the EURO rate based generally on the London Interbank Offer Rate, plus an applicable margin that varies from 67.5 basis points to 137.5 basis points according to our corporate credit rating determined by S&P and Moody’s.
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including a consolidated minimum net worth test and a maximum debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A breach of these requirements, of which we were not aware of any at March 31, 2010, would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
     On April 28, 2006 we completed an offering of $200.0 million aggregate principal amount of our 7⅛% Senior Notes due 2016 (“7⅛% Notes”). Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. The proceeds were primarily used to redeem $150.0 million aggregate principal amount of our then outstanding 6⅞% notes due July 2007, plus the payment of applicable redemption premium and accrued interest.
     On February 5, 2010, we issued an additional $100 million in aggregate principal amount of 7⅛% Notes due 2016 (together with the April 28, 2006 offering, the “Senior Notes”). The notes were issued at 95.0% of the principal amount. Net proceeds from this offering, which were used to fund, in part, the Concert acquisition, totaled $93.1 million, after deducting fees and expenses relating to the offering. The original issue discount is being accreted as a charge to income on the effective interest method.
     Interest on the Senior Notes accrues at the rate of 7⅛% per annum and is payable semiannually in arrears on May 1 and November 1.
     Our credit agreement, as amended, contains a number of customary compliance covenants. In addition, the Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement that accelerates the debt outstanding thereunder. As of March 31, 2010, we met all of the requirements of our debt covenants.
     In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During the first quarter of 2010, GPW Virginia received aggregate interest payments of $0.05 million under the Glawson note receivable and the Company Note and, in turn, made interest payments of $0.15 million under the 2008 Term Loan.
     Under terms of the above transaction, minimum credit ratings must be maintained by the respective financial institution issuing the letters of credit. If, after 60 days from the date such credit rating falls below the specified minimum, an “event of default” is deemed to have occurred under the respective debt instrument owed by us to the financial institution unless actions are taken to cure such default. Potential remedial actions include: (i) amending the terms of the applicable debt instrument; (ii) a replacement of the letter of credit with an appropriately rated institution; or (iii) repaying the Note Payable.

GLATFELTER

     The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2010	10,000
2011	27,953
2012	—
2013	36,695
2014	—
Thereafter	300,000

     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of March 31, 2010 and December 31, 2009, we had $5.7 million of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit outstanding as of March 31, 2010, provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
12.	ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to the upward revision in 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first quarters of 2010 and 2009:

In thousands	2010	2009

Balance at January 1,	$11,293	$11,606
Accretion	155	161
Payments	(394)	(20)

Balance at March 31,	$11,054	$11,747

     Of the total liability at March 31, 2010, $2.4 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and 8.7 million is recorded under the caption “Other long-term liabilities.”
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
     The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Fixed-rate Bonds	$295,042	$293,625	$200,000	$196,750
Variable rate debt	74,648	79,301	50,695	51,209

Total	$369,690	$372,926	$250,695	$247,959

     As of March 31, 2010, we have $300.0 million of 7⅛% fixed rate debt, $100.0 million of which is recorded net of unamortized original issue discount and $200.0 million of which is publicly registered, but is thinly traded, and therefore, market prices are not readily available. Accordingly, the values set forth above are based on debt instruments with similar characteristics, or Level 2. The fair value of the remaining debt instruments was estimated using discounted cash flow models based on interest rates obtained from readily available, independent sources, or Level 3.

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

GLATFELTER

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
     Past Costs Demand. By letter dated January 15, 2009, EPA demanded that we and six other parties reimburse EPA for approximately $17.6 million in costs that EPA claims it incurred as necessary costs of response not subject to any other agreement in this matter. In response, we and the other parties which were contacted notified the EPA that the supporting documentation provided by EPA did not allow us to fully evaluate this demand and we requested that the EPA provide additional supporting information for the claimed costs. EPA has not yet responded to this request. Accordingly we are unable to reasonably estimate our potential liability for these costs.
     Work Under Agreements, Orders, and Decrees. As we mention above, our exposure to liability depends on the amount of work done, costs incurred, and damages paid both by us and by others. The procedural context of any work done, costs incurred, and damages paid also impact our ultimate exposure.
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
     Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree (“OU1 Consent Decree”) in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1, dividing costs evenly in addition to a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States contributed from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, obligating NCR and Appleton Papers to contribute to certain NRD projects. In June 2008, the parties entered into an amendment to the OU1 Consent Decree (“Amended OU1 Consent Decree”). This amendment allowed for implementation of the amended remedy for OU1 and committed us and WTM I to implement that remedy without a cost limitation on that commitment. We and WTM I have substantially completed the amended remedy for OU1. We anticipate that the remaining tasks, other than monitoring and maintenance, will be completed by the second quarter of 2010.
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
     Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. The Governments estimate that the total cost of implementing the amended remedy in OU1 will be approximately $102 million. Because we have completed a significant amount of work in this portion of the river, we believe the costs of completing the remedial actions specified in the amended ROD can be completed for this amount. On February 26, 2010, EPA issued an “explanation of Significant Differences"—a document explaining changes to a remedy, including changes in cost, that are significant but which do not require the issuance of a new Record of Decision. In that ESD, EPA estimated the cost for the OU 2-5 remedy to be $701 million. EPA estimates costs as a range, in this case from $491 million to $1.05 billion. This estimate is slightly different than, but not inconsistent with, an estimate of the total cost for remediation of the Site that the Governments prepared for purposes of justifying a recent “de minimis” settlement with certain parties whose liability at the Site the United States and the Governments believe to be insignificant.

GLATFELTER

That settlement was approved by the federal court in Green Bay on December 16, 2009. In their brief in support of that settlement, the Governments estimated the total past costs incurred at the Site — including the OU1 project — to be $200 million. In addition, they estimated the cost of implementing the remedy set forth in the amended ROD for OU2-5 (the downstream portions of the Site) to total between $600 million and $700 million exclusive of amounts already spent. For purposes of the settlement, the Governments took the high end of that range and applied a 50% contingency to arrive at a cost estimate for future cleanup work of $1.05 billion. Based upon independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that future costs to implement the amended remedy for OU2-5 are likely to fall between $700 million and $1.05 billion.
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
     On December 16, 2009, the Court granted motions for summary judgment in our favor on the contribution claims brought by NCR and Appleton Papers Inc. in the Whiting litigation. The Court held that neither NCR nor Appleton Papers may seek contribution from us or other recyclers under CERCLA. The Court made no ruling as to any other allocation, the liability of NCR or Appleton Papers to us for costs we have incurred, or our liability to the governments or Trustees. NCR and Appleton Papers have stated their intention to appeal but, we and others believe that an appeal is not yet timely because the Court has not entered a final judgment.
     As described above, we have counterclaims against NCR and Appleton Papers Inc. to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Fox River site. Other defendants have similar claims. On January 20, 2010, the Court issued an order inviting submissions from the parties as to whether the counterclaims of the defendants, as well as certain additional claims, could be resolved without a trial within approximately six months. On April 3, 2010, we and others, including NCR and Appleton Papers Inc., filed separate motions for summary judgment on the counterclaims of the defendants. In the aggregate, the defendants’ motions seek a declaration that NCR and Appleton Papers, Inc. are liable to them for any future costs defendants may come to pay and seek recovery of just less than $210 million in past costs, plus interest on some of the recovery. Our summary judgment motion sought recovery of $58.6 million in past costs and the declaration.
     As noted above, on December 16, 2009, the Court approved a de minimis party consent decree (“Consent Decree”) settlement among the United States, the State of Wisconsin, and eleven defendants resolving those defendants’ liability for this site. The eleven settling defendants are: George A. Whiting Paper Co.; Green Bay

GLATFELTER

Metropolitan Sewerage District; Green Bay Packaging, Inc.; Heart of the Valley Metropolitan Sewerage District; International Paper Co.; LaFarge North America Inc.; Leicht Transfer and Storage Co.; Neenah Foundry Co.; Procter & Gamble Paper Products Co.; Union Pacific Railroad Co.; and Wisconsin Public Service Corp. (collectively, the “Eleven Settling Defendants”). The Consent Decree reflects the conclusion by the United States and the State of Wisconsin that each of the Eleven Settling Defendants qualifies for treatment as a de minimis party under CERCLA. The Consent Decree requires the Settling Defendants to make a collective payment of $1,875,000. Those Eleven Settling Defendants have moved for judgment in the Whiting Litigation based upon the protections in the Consent Decree. In addition, the Governments on September 25, 2009, lodged a separate consent decree in the same case that would, if entered, resolve the liabilities of the City of De Pere. Under that consent decree, the City of De Pere would pay $210,000 to resolve its liability at the Site. That Consent Decree has not yet been approved.
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
     Reserves for the Fox River Site. As of March 31, 2010, our reserve for our claimed liability at the Fox River, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $17.4 million. No additional amounts were accrued during the first quarter of 2010 or 2009. Of our total reserve for the Fox River, $0.4 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining is recorded under the caption “Other long term liabilities.”
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
     We believe that we have strong defenses to liability for remediation of OU2-5 including the existence of ample data that indicate that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup in OU2-5. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the OU2-5 work. NCR and Appleton Papers commenced the Whiting Litigation and joined us and others as defendants, but did not prevail. Additional litigation associated with the remediation of the Site is likely. As illustrated by the Whiting Litigation, we believe that there are additional potentially responsible parties other than the PRPs who were named in the UAO or who have been joined in the Whiting Litigation, including the owners of public wastewater treatment facilities who discharged PCB-contaminated wastewater to the Fox River and entities providing PCB-containing wastepaper to each of the recycling mills.
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

GLATFELTER

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
     Other Information. Based in part upon the Court’s December 16, 2009 ruling and the Court’s January 10, 2010 order in the Whiting Litigation, we continue to believe that a volumetric allocation would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.
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
     We previously entered into interim cost-sharing agreements with four of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These interim cost-sharing agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the Court’s December 16, 2009 ruling in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.
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

GLATFELTER

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

GLATFELTER

15.	SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the period indicated:

	Three months ended March 31
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total

	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$207.7	$199.6	$101.5	$91.9	$28.1	$—	$—	$—	$337.3	$291.5
Energy and related sales, net	3.6	1.9	—	—	—	—	—	—	3.6	1.9

Total revenue	211.3	201.5	101.5	91.9	28.1	—	—	—	340.9	293.4
Cost of products sold	181.7	171.3	86.1	77.6	26.9	—	2.0	1.2	296.7	250.1

Gross profit	29.6	30.2	15.4	14.3	1.2	—	(2.0)	(1.2)	44.2	43.3
SG&A	13.7	11.8	9.1	8.8	1.0	—	10.9	3.9	34.7	24.5
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	—	(0.7)	—	(0.7)

Total operating income (loss)	15.9	18.4	6.3	5.5	0.2	—	(12.9)	(4.4)	9.5	19.5
Non-operating income (expense)	—	—	—	—	—	—	(9.4)	(4.4)	(9.4)	(4.4)

Income (loss) before income taxes	$15.9	$18.4	$6.3	$5.5	$0.2	$—	$(22.3)	$(8.8)	$0.1	$15.1

Supplementary Data
Net tons sold	193.2	185.1	21.3	19.2	11.1	—	—	—	225.6	204.3
Depreciation, depletion and amortization	$8.6	$8.9	$6.1	$5.6	$1.1	$—	$—	$—	$15.8	$14.5
Capital expenditures	3.0	3.6	1.5	1.6	1.6	—	—	—	6.1	5.2

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
     Management evaluates results of operations of the business units before non-cash net pension income or expense, acquisition and integration related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that our performance is evaluated internally and by our Board of Directors.
16.	SUBSEQUENT EVENT
     On April 29, 2010 we entered into a new four-year, $225 million, multi-currency, revolving credit agreement with a consortium of banks. The new agreement replaces our existing bank credit agreement and matures May 31, 2014.
     For all US dollar denominated borrowings under the new agreement, the interest rate is either, at our option, (a) the bank’s base rate plus an applicable margin (the base rate is the greater of the bank’s prime rate, the federal funds rate plus 50 basis points, or the daily LIBOR rate plus 100 basis points); or (b) daily LIBOR rate plus an applicable margin ranging from 175 basis points to 275 basis points according to our corporate credit rating determined by S&P and Moody’s. For non-US dollar denominated borrowings, interest is based on (b) above.
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; and ii) a consolidated EBITDA to interest expense ratio. A breach of these requirements would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

GLATFELTER

17.	GUARANTOR FINANCIAL STATEMENTS
     Our 7⅛% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries: PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.
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
Condensed Consolidating Statement of Income for the
three months ended March 31, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$207,703	$12,604	$129,572	$(12,604)	$337,275
Energy and related sales — net	3,607	—	—	—	3,607

Total revenues	211,310	12,604	129,572	(12,604)	340,882
Costs of products sold	185,628	10,409	113,092	(12,463)	296,666

Gross profit	25,682	2,195	16,480	(141)	44,216
Selling, general and administrative expenses	22,547	541	11,582	—	34,670
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—

Operating income	3,135	1,654	4,898	(141)	9,546
Non-operating income (expense)
Interest expense	(5,330)	—	(333)	—	(5,663)
Other income (expense) — net	(899)	1,008	1,183	(5,105)	(3,813)

Total other income (expense)	(6,229)	1,008	850	(5,105)	(9,476)

Income (loss) before income taxes	(3,094)	2,662	5,748	(5,246)	70
Income tax provision (benefit)	(2,720)	1,165	2,172	(173)	444

Net income (loss)	$(374)	$1,497	$3,576	$(5,073)	$(374)

Condensed Consolidating Statement of Income for the three months ended March 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$199,607	$11,724	$91,945	$(11,724)	$291,552
Energy and related sales — net	1,931	—	—	—	1,931

Total revenues	201,538	11,724	91,945	(11,724)	293,483
Costs of products sold	173,634	10,716	77,704	(11,885)	250,169

Gross profit	27,904	1,008	14,241	161	43,314
Selling, general and administrative expenses	14,829	544	9,140	—	24,513
Gains on dispositions of plant, equipment and timberlands, net	1	(700)	—	—	(699)

Operating income	13,074	1,164	5,101	161	19,500
Non-operating income (expense)
Interest expense	(4,336)	(5)	(785)	—	(5,126)
Other income (expense) — net	8,755	1,436	(25)	(9,441)	725

Total other income (expense)	4,419	1,431	(810)	(9,441)	(4,401)

Income (loss) before income taxes	17,493	2,595	4,291	(9,280)	15,099
Income tax provision (benefit)	5,955	1,024	(3,255)	(163)	3,561

Net income (loss)	$11,538	$1,571	$7,546	$(9,117)	$11,538

GLATFELTER

Condensed Consolidating Balance Sheet as of March 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$610	$756	$25,209	$—	$26,575
Other current assets	306,576	410,741	211,146	(472,460)	456,003
Plant, equipment and timberlands — net	250,954	6,840	368,073	—	625,867
Other assets	760,609	168,744	108,627	(815,321)	222,659

Total assets	$1,318,749	$587,081	$713,055	$(1,287,781)	$1,331,104

Liabilities and Shareholders’ Equity
Current liabilities	$310,165	$12,413	$374,985	$(472,006)	$225,557
Long-term debt	322,995	—	36,695	—	359,690
Deferred income taxes	71,035	12,759	40,307	(28,003)	96,098
Other long-term liabilities	123,769	13,581	9,430	12,194	158,974

Total liabilities	827,964	38,753	461,417	(487,815)	840,319
Shareholders’ equity	490,785	548,328	251,638	(799,966)	490,785

Total liabilities and shareholders’ equity	$1,318,749	$587,081	$713,055	$(1,287,781)	$1,331,104

Condensed Consolidating Balance Sheet as of December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$76,970	$985	$57,465	$—	$135,420
Other current assets	275,490	260,834	148,090	(299,778)	384,636
Plant, equipment and timberlands — net	255,886	6,921	207,825	—	470,632
Other assets	600,116	145,304	75,731	(621,545)	199,606

Total assets	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities	$301,908	$1,357	$179,273	$(296,428)	$186,110
Long-term debt	200,241	—	36,695	—	236,936
Deferred income taxes	71,035	15,347	26,284	(15,998)	96,668
Other long-term liabilities	124,574	13,531	9,654	12,117	159,876

Total liabilities	697,758	30,235	251,906	(300,309)	679,590
Shareholders’ equity	510,704	383,809	237,205	(621,014)	510,704

Total liabilities and shareholders’ equity	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

GLATFELTER

Condensed Consolidating Statement of Cash Flows for
the three months ended March 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(167,159)	$147,045	$45,784	$(300)	$20,370
Investing activities
Purchase of plant, equipment and timberlands	(2,953)	(17)	(3,166)	—	(6,136)
Acquisition of Concert Industries Corp., net of cash acquired	—	—	(233,006)	—	(233,006)
Repayments from (advances of) intercompany loans, net	(2,139)	(141,757)	4,506	139,390	—

Total investing activities	(5,092)	(141,774)	(231,666)	139,390	(239,142)
Financing activities
Net (repayments of) proceeds from indebtedness	116,027	—	1,105	—	117,132
Payment of dividends to shareholders	(4,165)	—	—	—	(4,165)
(Repayments) borrowings of intercompany loans, net	(16,078)	(200)	155,668	(139,390)	—
Payment of intercompany dividends	—	(300)	—	300	—
Proceeds from stock options exercised and other	107	—	—	—	107

Total financing activities	95,891	(500)	156,773	(139,090)	113,074
Effect of exchange rate on cash	—	—	(3,147)	—	(3,147)

Net increase (decrease) in cash	(76,360)	(229)	(32,256)	—	(108,845)
Cash at the beginning of period	76,970	985	57,465	—	135,420

Cash at the end of period	$610	$756	$25,209	$—	$25,575

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$16,303	$354	$(17,242)	$(600)	$(1,185)
Investing activities
Purchase of plant, equipment and timberlands	(3,570)	(12)	(1,652)	—	(5,234)
Proceeds from disposal plant, equipment and timberlands	—	728	—	—	728
Repayments from (advances of) intercompany loans, net	(3,152)	—	—	3,152	—

Total investing activities	(6,722)	716	(1,652)	3,152	(4,506)
Financing activities
Net (repayments of) proceeds from indebtedness	(4,000)	—	6,216	—	2,216
Payment of dividends to shareholders	(4,129)	—	—	—	(4,129)
(Repayments) borrowings of intercompany loans, net	—	(800)	3,952	(3,152)	—
Payment of intercompany dividends	—	(600)	—	600	—
Proceeds from stock options exercised and other	20	—	—	—	20

Total financing activities	(8,109)	(1,400)	10,168	(2,552)	(1,893)
Effect of exchange rate on cash	(110)	—	(868)	—	(978)

Net increase (decrease) in cash	1,362	(330)	(9,594)	—	(8,562)
Cash at the beginning of period	8,860	756	22,618	—	32,234

Cash at the end of period	$10,222	$426	$13,024	$—	$23,672

GLATFELTER

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added Specialty Papers, Composite Fibers and Advanced Airlaid Material products;
v.	our inability to renew our electricity sales agreement resulting in exposure to market-based pricing that is currently significantly below historical margins in relation to our current coal supply contract;
vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the impairment of financial institutions and any resulting impact on us, our customers or our vendors;
viii.	the gain or loss of significant customers and/or on-going viability of such customers;
ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;
x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
xi.	geopolitical events, including war and terrorism;
xii.	disruptions in production and/or increased costs due to labor disputes;
xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;
xiv.	adverse results in litigation; and
xv.	our ability to finance, consummate and integrate current or future acquisitions.
     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and fiber-based engineered products. We manage our business along three business units: i) Specialty Papers with revenues earned from the sale of carbonless papers and forms, book publishing, envelope & converting, and engineered products; ii) Composite Fibers with revenue from the sale of food & beverage filtration papers, metallized papers, composite laminates used for decorative and furniture and flooring applications, and technical specialties; and iii) Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, pre-moistened cleaning wipes, food pads, napkins and tablecloths, and baby wipes.

GLATFELTER

     Overview Our reported results of operations for the first three months of 2010 when compared with the same period of 2009 are lower primarily as a result of acquisition and integration costs related to the February 12, 2010 acquisition of Concert Industries Corp. (“Concert”). In addition, we recorded a $3.4 million pre-tax loss on forward foreign currency contracts that hedged the Canadian dollar purchase price.
     Operationally, our results were favorably affected by higher volumes shipped associated with improving demand in many of the markets served by our businesses and the inclusion of Concert. However, these benefits were offset by the adverse affects of production inefficiencies attributable, in part, to severe weather conditions. In addition, rising input costs, particularly purchased pulp, adversely impacted gross margins. This was offset by lower energy costs, primarily attributable to natural gas pricing.
RESULTS OF OPERATIONS
Three months ended March 31, 2010 versus the
Three months ended March 31, 2009
     The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2010	2009

Net sales	$337,275	$291,552
Gross profit	44,216	43,314
Operating income	9,546	19,500
Net income (loss)	(374)	11,538
Earnings (loss) per share	(0.01)	0.25

     The consolidated results of operations for the three months ended March 31, 2010 and 2009 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2010
Acquisition and integration costs	$(7,002)	$(0.15)
Foreign currency hedge on acquisition price	(2,076)	(0.05)

2009
Gains on sale of timberlands	$378	$0.01

     The above items reduced earnings by $9.1 million, or $0.20 per diluted share, in first quarter of 2010 and increased earnings by $0.4 million, or $0.1 per diluted share, in the first quarter of 2009.

Business Units	Three months ended March 31
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$207.7	$199.6	$101.5	$91.9	$28.1	$—	$—	$—	$337.3	$291.5
Energy and related sales, net	3.6	1.9	—	—	—	—	—	—	3.6	1.9

Total revenue	211.3	201.5	101.5	91.9	28.1	—	0.0	—	340.9	293.4
Cost of products sold	181.7	171.3	86.1	77.6	26.9	—	2.0	1.2	296.7	250.1

Gross profit	29.6	30.2	15.4	14.3	1.2	—	(2.0)	(1.2)	44.2	43.3
SG&A	13.7	11.8	9.1	8.8	1.0	—	10.9	3.9	34.7	24.5
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	—	(0.7)	—	(0.7)

Total operating income (loss)	15.9	18.4	6.3	5.5	0.2	—	(12.9)	(4.4)	9.5	19.5
Non-operating income (expense)	—	—	—	—	—	—	(9.4)	(4.4)	(9.4)	(4.4)

Income (loss) before income taxes	$15.9	$18.4	$6.3	$5.5	$0.2	$—	$(22.3)	$(8.8)	$0.1	$15.1

Supplementary Data
Net tons sold	193.2	185.1	21.3	19.2	11.1	—	—	—	225.6	204.3
Depreciation, depletion and amortization	$8.6	$8.9	$6.1	$5.6	$1.1	$—	$—	$—	$15.8	$14.5
Capital expenditures	3.0	3.6	1.5	1.6	1.6	—	—	—	6.1	5.2

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
     Management evaluates results of operations of the business units before non-cash net pension income or expense, acquisition and integration related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that our performance is evaluated internally and by our Board of Directors.
     Sales and Costs of Products Sold

	Three months ended
	March 31
In thousands	2010	2009	Change

Net sales	$337,275	$291,552	$45,723
Energy and related sales — net	3,607	1,931	1,676

Total revenues	340,882	293,483	47,399
Costs of products sold	296,666	250,169	46,497

Gross profit	$44,216	$43,314	$902

Gross profit as a percent of Net sales	13.1%	14.9%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended
	March 31
Percent of Total	2010	2009

Business Unit
Specialty Papers	61.6%	68.5%
Composite Fibers	30.1	31.5
Advanced Airlaid Material	8.3	—

Total	100.0%	100.0%

     Net sales for the first quarter of 2010 were $337.3 million, a 15.7% increase compared with $291.6 million for the first quarter of 2009, reflecting improved demand and the inclusion of Concert, now operated and reported as Advanced Airlaid Materials business unit.
     In the Specialty Papers business unit, 2010 first quarter net sales increased $8.1 million, or 4.1%, to $207.7 million. The increase was primarily due to higher volumes shipped. Lower average selling prices negatively impacted net sales by $2.0 million in the quarter-over-quarter comparison.
     Specialty Papers’ 2010 first-quarter operating profit declined $2.4 million compared with the prior-year quarter primarily due to higher maintenance and other costs associated with production interruptions and the impact of severe weather conditions. These unfavorable factors were partially offset by benefits from the lack of market-related downtime this quarter, improved shipping volumes and mix, and a $1.6 million increase in the sale of renewable energy credits.
     We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first quarters of 2010 and 2009:

In thousands	2010	2009	Change

Energy sales	$4,605	$4,847	$(242)
Costs to produce	(2,612)	(2,916)	(304)

Net	1,993	1,931	62
Renewable energy credits	1,614	—	1,614

Total	$3,607	$1,931	$1,676

     Prior to March 31, 2010, all such sales were made pursuant to a long-term contract that expired at the end of the first quarter 2010. We continue to sell power but at market rates, the forward pricing for which is nearly 40% below the expired contract rate. We expect increased volatility and lower overall profitability.
     Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an emerging and somewhat illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent additional sales of RECs in future periods. In addition, although an appeal by a consumer advocacy group of the certification by the Public Utility Commission of Ohio of our Chillicothe, OH facility using black liquor as a renewable energy generator was upheld, we are unable to predict its ultimate outcome until the appeal process is exhausted.
     In Composite Fibers, 2010 first quarter net sales were $101.5 million, an increase of $9.6 million, or 10.4%, from the first quarter of 2009. The improvement in Composite

GLATFELTER

Fibers’ net sales reflects strengthening demand in most of its product lines. On a constant currency basis, average selling prices were lower by $0.8 million, and the translation of foreign currencies favorably affected net sales by approximately $5.7 million.
     Lower energy costs, primarily natural gas, favorably affected this business unit’s profitability by $3.4 million. However, production inefficiencies driven, in part, by severe weather and material usage, partially offset this benefit. On a net basis, Composite Fibers’ operating profit increased $0.8 million, or 14.5%, in the quarter-to-quarter comparison.
     Results for Advanced Airlaid Materials are included from February 12, 2010, the date of the Concert acquisition. Reported results were adversely impacted by $1.2 million as a result of charging cost of products sold for the write up of acquired inventory to fair value.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended
	March 31
In thousands	2010	2009	Change

Recorded as:
Costs of products sold	$(1,893)	$(1,188)	$(705)
SG&A expense	(493)	(494)	1

Total	$(2,386)	$(1,682)	$(704)

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year.
     Selling, general and administrative (“SG&A”) expenses totaled $34.7 million, a $10.2 million increase primarily due to acquisition and integration related costs associated with the Concert transaction. For the remainder of 2010, integration costs are expected to approximate $2 million to $3 million.
     Income taxes For the first three months of 2010, we recorded a provision for income taxes of $0.4 million on $0.1 million of pretax income. The comparable amounts in the first quarter of 2009 were income tax expense of $3.6 million on $15.1 million of pretax income. The lower tax provision in 2010 was primarily due to $11.9 million of acquisition and integration costs incurred in the first quarter of 2010, a significant portion of which are non-deductible. There were no such costs in the first quarter of 2009.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first three months of 2010, Euro functional currency operations generated approximately 23.8% of our sales and 22.7% of operating expenses and British Pound Sterling operations represented 8.6% of net sales and 8.9% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on the first three months of 2010 reported results compared to the first three months 2009:

Three months
In thousands	ended March 31
Favorable
(unfavorable)

Net sales	$5,720
Costs of products sold	(5,271)
SG&A expenses	(506)
Income taxes and other	(30)

Net income	$(87)

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

GLATFELTER

LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Three months ended
	March 31
In thousands	2010	2009

Cash and cash equivalents at beginning of period	$135,420	$32,234
Cash provided by (used for)
Operating activities	20,370	(1,185)
Investing activities	(239,142)	(4,506)
Financing activities	113,074	(1,893)
Effect of exchange rate changes on cash	(3,147)	(978)

Net cash used	(108,845)	(8,562)

Cash and cash equivalents at end of period	$26,575	$23,672

     As of March 31, 2010, we had $26.6 million in cash and cash equivalents and $166.3 million available under our revolving credit agreement. As discussed in Item 1 — Financial Statements, Note 16, we refinanced this facility with a new four-year, $225 million revolving credit agreement. In addition, in April 2010, we received a $54.9 million federal income tax refund in connection with the filing of our 2009 corporate income tax return which included the benefit of alternative fuel mixture credits.
     Operating cash flow improved by $21.6 million in the first quarter of 2010 compared to the same quarter of 2009. While net income in 2010 was lower as a result of acquisition related costs, we consumed less net working capital in 2010 and did not need to fund environmental payments associated with the Fox River environmental matter as in 2009 using $6.5 million less in cash.
     Net cash used by investing activities totaled $239.2 million in the first quarter of 2010 reflecting the Concert acquisition. Capital expenditures totaled $6.1 million and $5.2 million in the first quarter of 2010 and 2009, respectively
     Net cash provided by financing activities totaled $113.1 million in the first quarter of 2010, reflecting increased borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par.
     During the first quarters of 2010 and 2009 cash dividends paid on common stock totaled $4.2 million and $4.1 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     The following table sets forth our outstanding long-term indebtedness:

	March 31,	Dec. 31,
In thousands	2010	2009

Revolving credit facility, due April 2011	$27,953	$—
Term Loan, due April 2011	10,000	14,000
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,042	—
Term Loan, due January 2013	36,695	36,695

Total long-term debt	369,690	250,695
Less current portion	(10,000)	(13,759)

Long-term debt, net of current portion	$359,690	$236,936

     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements — Note 11 and Note 16. Although we do not have immediate intentions to make additional use of our facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.
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
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements — Note 14, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

GLATFELTER

     Our credit agreement contains a number of customary compliance covenants. A breach of these requirements would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7⅛% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of March 31, 2010 we were not aware of any breach of any such requirements.,
     Off-Balance-Sheet Arrangements As of March 31, 2010 and December 31, 2009, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.
     Outlook For Specialty Papers, we expect shipping volumes to be flat in the second quarter of 2010 compared with the first quarter of 2010 and selling prices are expected to increase in the same comparison. In addition, purchased pulp costs are expected to be higher in the second quarter of 2010 compared to the first quarter of 2010, which will offset the benefit of higher selling prices. We also plan to complete the annually scheduled maintenance outages at both the Chillicothe and Spring Grove facilities in the second quarter of 2010. The outages are expected to adversely impact second-quarter results by approximately $0.26 to $0.28 per share.
     For Composite Fibers, we anticipate shipping volumes in the second quarter of 2010 to be approximately 5 percent higher than the first quarter of 2010. Selling prices are expected to be relatively in line with the first quarter and input costs are expected to be higher due to continued increases in wood pulp prices which are expected to offset the impact of higher shipping volumes.
     Shipping volumes for the Advanced Airlaid Material business unit in the second quarter of 2010 are expected to remain relatively in line with the run-rates reported in the first quarter, adjusted for a full quarter of volume. In addition, the effect of stepping-up the basis of inventory from the application of purchase accounting is expected to be $0.1 million for the second quarter. We expect the acquisition will be slightly accretive to 2010 earnings, excluding acquisition and integration costs. For the remainder of 2010, integration costs are expected to approximate $2 million to $3 million.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2010
Dollars in thousands	2010	2011	2012	2013	2014	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$300,000	$300,000	$300,000	$300,000	$300,000	$295,042	$293,625
At variable interest rates	69,567	45,295	36,695	1,407	—	74,648	79,301

						$369,690	$372,926

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	1.40	1.55	1.66	1.66	—

     The table above presents average principal outstanding and related interest rates for the next five years. The amounts set forth above for fixed rate bonds represent the coupon rate. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in a 8.16% yield. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2010, we had long-term debt outstanding of $369.7 million, of which $74.6 million or 20.1% was at variable interest rates.
     Variable-rate debt outstanding represents i) borrowings under our revolving credit facility and term loans that accrue interest based on the domestic prime rate or a Eurocurrency rate, at our option, plus a margin; and ii) a cash collateralized borrowing incurred in connection with the 2007 installment timberland sale that accrues interest based on 6 month LIBOR plus a margin. At March 31, 2010, the weighted average interest rate paid on variable rate debt was 1.40%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.7 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first three months of 2010, Euro functional currency operations generated approximately 23.8% of our sales and 22.7% of operating expenses and British Pound Sterling operations represented 8.6% of net sales and 8.9% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls On February 12, 2010, we completed the acquisition of Concert Industries Corp. We are in the process of incorporating Concert’s internal controls into our control structure. We consider the ongoing integration of Concert a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

P. H. GLATFELTER COMPANY (Registrant)
May 10, 2010	By	/s/ David C. Elder
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