Form 10-Q
period 2010-06-30
GLATFELTER P H CO
filed 2010-08-06
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended June 30, 2010
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
As of July 31, 2010, P. H. Glatfelter Company had 45,823,776 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
For the QUARTERLY PERIOD ENDED
JUNE 30, 2010

		Page
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2010 and 2009 (unaudited)	2
	Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risks	31

Item 4	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 6	Exhibits	32

SIGNATURES		33
EX-10.1
EX-10.2
EX-10.3.(A)
EX-10.3.(B)
EX-10.3.(C)
EX-10.3.(D)
EX-10.4
EX-10.4.(A)
EX-10.5
EX-10.6.(A)
EX-10.6.(B)
EX-10.6.(C)
EX-10.6.(D)
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Six months ended
	June 30		June 30
In thousands, except per share	2010	2009	2010	2009

Net sales	$362,781	$278,979	$700,056	$570,531
Energy and related sales — net	1,915	2,131	5,522	4,062

Total revenues	364,696	281,110	705,578	574,593
Costs of products sold	329,236	222,109	625,902	472,278

Gross profit	35,460	59,001	79,676	102,315

Selling, general and administrative expenses	28,847	26,548	63,517	51,061
(Gains) losses on dispositions of plant, equipment and timberlands, net	(168)	27	(168)	(672)

Operating income	6,781	32,426	16,327	51,926
Non-operating income (expense)
Interest expense	(6,817)	(5,144)	(12,480)	(10,270)
Interest income	168	557	338	1,265
Other — net	366	(135)	(3,617)	(118)

Total other income (expense)	(6,283)	(4,722)	(15,759)	(9,123)

Income before income taxes	498	27,704	568	42,803
Income tax provision	395	7,834	839	11,395

Net income (loss)	$103	$19,870	$(271)	$31,408

Earnings (loss) per share	$0.00	$0.44	$(0.01)	$0.69
Basic	0.00	0.43	(0.01)	0.69
Diluted

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding
Basic	45,908	45,658	45,872	45,624
Diluted	46,313	45,698	45,872	45,654
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2010	2009

Assets
Current assets
Cash and cash equivalents	$42,627	$135,420
Accounts receivable — net	154,661	119,319
Inventories	188,364	168,370
Prepaid expenses and other current assets	52,457	96,947

Total current assets	438,109	520,056

Plant, equipment and timberlands — net	604,116	470,632

Other assets	222,909	199,606

Total assets	$1,265,134	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$13,759
Short-term debt	5,875	3,888
Accounts payable	101,007	63,604
Dividends payable	4,190	4,170
Environmental liabilities	432	440
Other current liabilities	94,374	100,249

Total current liabilities	205,878	186,110

Long-term debt	331,896	236,936

Deferred income taxes	90,096	96,668

Other long-term liabilities	161,859	159,876

Total liabilities	789,729	679,590

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	48,181	46,746
Retained earnings	703,187	711,765
Accumulated other comprehensive loss	(149,607)	(119,885)

	602,305	639,170
Less cost of common stock in treasury	(126,900)	(128,466)

Total shareholders’ equity	475,405	510,704

Total liabilities and shareholders’ equity	$1,265,134	$1,190,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30
In thousands	2010	2009

Operating activities
Net income	$(271)	$31,408
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	32,166	29,050
Pension expense, net of unfunded benefits paid	4,397	3,359
Deferred income tax provision (benefit)	(5,776)	(11,393)
Gains on dispositions of plant, equipment and timberlands, net	(168)	(672)
Share-based compensation	2,963	2,294
Change in operating assets and liabilities
Accounts receivable	(17,522)	7,007
Inventories	(343)	18,391
Prepaid and other current assets	49,388	33
Accounts payable	27,988	(2,230)
Environmental matters	24	(7,217)
Accruals and other current liabilities	(12,559)	(6,769)
Other	2,388	1,606

Net cash provided by operating activities	82,675	64,867

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(15,445)	(11,475)
Proceeds from disposals of plant, equipment and timberlands, net	182	728
Proceeds from timberland installment sale note receivable	—	37,850
Acquisition of Concert Industries Corp., net of cash acquired	(229,080)	—

Net cash (used) provided by investing activities	(244,343)	27,103

Financing activities
Proceeds from $100 million 7⅛% note offering, net of original issue discount	95,000	—
Payments of note offering and credit facility costs	(4,530)	—
Net borrowings of revolving credit facility	—	4,606
Net borrowings (repayments) of short term debt	2,016	(2,191)
Principal repayments — 2011 Term Loan	(14,000)	(8,000)
Payments of dividends	(8,360)	(8,272)
Proceeds from stock options exercised and other	110	—

Net cash provided (used) by financing activities	70,236	(47,857)

Effect of exchange rate changes on cash	(1,361)	1,857

Net decrease in cash and cash equivalents	(92,793)	45,970
Cash and cash equivalents at the beginning of period	135,420	32,234

Cash and cash equivalents at the end of period	$42,627	$78,204

Supplemental cash flow information
Cash paid (received) for
Interest	$11,530	$9,266
Income taxes	(45,509)	13,046
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
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
     On February 12, 2010, we completed the acquisition of all of the issued and outstanding stock of Concert Industries Corp. (“Concert”), a leading supplier of airlaid non-woven fabric-like material, for cash totaling $231.9 million based on the currency exchange rates on the closing date, and net of a post-closing working capital adjustment. Concert, with approximately 590 employees, has operations located in Gatineau, Quebec, Canada and Falkenhagen, Brandenburg, Germany. Annual revenues totaled $203.0 million in 2009.
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
     The share purchase agreement provides for, among other terms, i) an adjustment to the purchase price based on final working capital as of the closing balance sheet, which has yet to be fully agreed to; and ii) indemnification provisions for claims that may arise, including among others, uncertain tax positions and other third party claims.
     During the second quarter of 2010, we and the sellers reached agreement on certain working capital related adjustments that reduced the purchase price by $3.9 million. In addition, as a result of further evaluation of asset appraisals, contingencies and other factors, in accordance with FASB ASC 805, Business Combinations, we have determined that certain retrospective adjustments to the February 12, 2010 provisional allocation of the purchase price to assets acquired and liabilities assumed were required.
     The following summarizes the impact of the adjustments recorded in the second quarter of 2010 and retrospectively reflected in the financial statements. This provisional purchase price

GLATFELTER

the allocation is based on information currently available to management:

In thousands	As previously presented	Adjustment	Adjusted

Assets
Cash	$2,792	$—	$2,792
Accounts receivable	24,703	—	24,703
Inventory	28,034	—	28,034
Prepaid and other current assets	5,941	(1,327)	4,614
Plant and equipment	177,253	5,987	183,240
Intangible assets	3,138	—	3,138
Deferred tax assets	20,738	(3,436)	17,302

Total	262,599	1,224	263,823
Liabilities
Accounts payable and accrued expenses	25,322	591	25,913
Deferred tax liabilities	1,267	1,923	3,190
Other long term liabilities	212	2,636	2,848

Total	26,801	5,150	31,951

Total purchase price	$235,798	$(3,926)	$231,872

     The adjustments set forth above did not impact previously reported results of operations, earnings per share, or cash flows for the three months ended March 31, 2010.
     We are in the process of finalizing potential additional working capital adjustments and final valuations of assets acquired, including plant and equipment and intangible assets, certain contingencies and the impact on taxes of any final adjustments to such valuations, all necessary to account for the Concert transaction in accordance with the acquisition method of accounting set forth in FASB ASC 805. Accordingly, the provisional purchase price allocation set forth above is based on all information available to us at the present time and is subject to change, and such changes could be material.
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
     Acquired property plant and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 40 years. Intangible assets are being amortized on a straight-line basis over an estimated remaining life of 11 to 20 years reflecting the expected future value.
     During the first six months of 2010, we incurred legal, professional and advisory costs directly related to the Concert acquisition totaling $7.1 million. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $3.0 million through June 30, 2010. The unamortized fees are recorded in the accompanying consolidated balance sheet under the caption “Other assets”.
     In addition, in connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash during the first quarter of 2010 and resulted in a $3.4 million loss, net of realized currency translation gains, which is presented under the caption “Other-net” in the accompanying condensed consolidated statements of income for the six months ended June 30, 2010.
     Our results of operations for the first six months of 2010 include the results of Concert prospectively since the acquisition was completed on February 12, 2010. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Net sales and operating income of Concert included in our consolidated results of operations totaled $52.0 million and $1.9 million, respectively, for the second quarter of 2010. Net sales and operating income were $80.1 million and $2.2 million, respectively, for the first six months of 2010.

GLATFELTER

     The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2009:

	Three months ended
	June 30
In thousands, except per share	2010	2009

Pro forma
Net sales	$362,781	$328,235
Net income	1,018	21,070
Earnings per share	0.02	0.46

	Six months ended
	June 30
In thousands, except per share	2010	2009

Pro forma
Net sales	$725,705	$667,175
Net income	10,849	33,475
Earnings per share	0.23	0.73

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
4.	GAINS (LOSSES) ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     Sales of timberlands in the first six months of 2010 and 2009 are summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain (loss)

2010
Timberlands	71	$182	$168

2009
Timberlands	189	$728	$699
Other	n/a	—	(27)

		$728	$672

5.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Three months ended
	June 30
In thousands, except per share	2010	2009

Net income (loss)	$103	$19,870

Weighted average common shares outstanding used in basic EPS	45,908	45,658
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	405	40

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,313	45,698

Earnings (loss) per share
Basic	$0.00	$0.44
Diluted	0.00	0.43

	Six months ended
	June 30
In thousands, except per share	2010	2009

Net income (loss)	$(271)	$31,408

Weighted average common shares outstanding used in basic EPS	45,872	45,624
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	—	30

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,872	45,654

Earnings (loss) per share
Basic	$(0.01)	$0.69
Diluted	(0.01)	0.69

     The following table sets forth the number of potential common shares that have been excluded from the computation of diluted earnings per share for the indicated period due to their anti-dilutive nature.

	2010	2009

Three months ended June 30	1,519,175	2,287,620
Six months ended June 30	1,441,850	2,287,620

6.	INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

GLATFELTER

     As of June 30, 2010 and December 31, 2009, we had $42.8 million, including acquisition accounting adjustments, and $40.1 million, respectively, of gross unrecognized tax benefits. As of June 30, 2010, if such benefits were to be recognized, approximately $38.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Year
	Examination in	Examination not yet
Jurisdiction	progress	initiated

United States
Federal	N/A	2007 — 2009
State	2004	2004 — 2009
Canada (1)	N/A	2005 — 2009
Germany (1)	2003 — 2007	2007 — 2009
France	N/A	2006 — 2009
United Kingdom	N/A	2006 — 2009
Philippines	2007 — 2009	N/A

(1)	— includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may change within the next twelve months by as much as $11.4 million. Substantially all of this range relates to tax positions taken in the Germany and the United Kingdom.
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the second quarter of 2010 totaled $0.4 million and $0.3 million in the second quarter of 2009. The comparable amounts for the first six months of 2010 and 2009 were $0.6 million and $0.6 million, respectively As of June 30, 2010, accrued interest payable was $4.6 million, including acquisition accounting adjustments, and as of December 31, 2009, accrued interest payable was $3.8 million. We did not record any penalties associated with uncertain tax positions during the second quarters of 2010 or 2009.
7.	STOCK-BASED COMPENSATION
     The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
     Restricted Stock Units (“RSU”) Awards of RSUs are made under our LTIP. The RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the first six months of the indicated periods:

Units	2010	2009

Beginning balance	564,037	486,988
Granted	198,259	205,360
Forfeited	(8,820)	(4,800)
Restriction lapsed/shares delivered	(31,323)	(5,747)

Ending balance	722,153	681,801

     The following table sets forth RSU compensation expense for the periods indicated:

	June 30
In thousands	2010	2009

Three months ended	$432	$387
Six months ended	837	727

GLATFELTER

     Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.
     The following table sets forth information related to outstanding SOSARS.

	2010		2009
		Wtd Avg		Wtd Avg
		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price

Outstanding at Jan. 1,	1,762,020	$11.84	718,810	$14.63
Granted	423,450	13.95	1,043,210	9.91
Exercised	—		—	—
Canceled/forfeited	(64,420)		—	—

Outstanding at Jun 30,	2,121,050	$12.27	1,762,020	$11.84

SOSAR Grants
Weighted average grant date fair value per share	$4.72		$2.83
Aggregate grant date fair value (in thousands)	$1,998		$2,957
Black-Scholes Assumptions
Dividend yield	2.58%		3.63%
Risk free rate of return	2.54		2.26
Volatility	42.31		40.59
Expected life	6 yrs		6 yrs

     The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2010	2009

Three months ended	$576	$458
Six months ended	1,185	697

8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	June 30
In thousands	2010	2009

Pension Benefits
Service cost	$2,270	$2,067
Interest cost	6,045	5,973
Expected return on plan assets	(10,083)	(9,936)
Amortization of prior service cost	614	537
Amortization of unrecognized loss	3,505	3,382

Net periodic benefit cost	$2,351	$2,023

Other Benefits
Service cost	$698	$653
Interest cost	805	882
Expected return on plan assets	(134)	(122)
Amortization of prior service cost	(306)	(309)
Amortization of unrecognized loss	316	509

Net periodic benefit cost	$1,379	$1,613

	Six months ended
	June 30
In thousands	2010	2009

Pension Benefits
Service cost	$4,692	$4,317
Interest cost	12,053	11,721
Expected return on plan assets	(20,143)	(19,780)
Amortization of prior service cost	1,231	1,074
Amortization of unrecognized loss	6,904	6,373

Net periodic benefit cost	$4,737	$3,705

Other Benefits
Service cost	$1,459	$1,309
Interest cost	1,685	1,756
Expected return on plan assets	(269)	(244)
Amortization of prior service cost	(612)	(617)
Amortization of unrecognized loss	769	1,037

Net periodic benefit cost	$3,032	$3,241

	June 30,	Dec. 31,
In millions	2010	2009

Pension Plan Assets
Fair value of plan assets at end of period	$460.3	$485.7

GLATFELTER

9.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	June 30
In thousands	2010	2009

Net income (loss)	$103	$19,870
Foreign currency translation adjustments	(15,276)	19,522
Amortization of unrecognized retirement obligations, net of tax	2,488	2,320

Comprehensive income (loss)	$(12,685)	$41,712

	Six months ended
	June 30
In thousands	2010	2009

Net income (loss)	$(271)	$31,408
Foreign currency translation adjustments	(34,809)	8,053
Amortization of unrecognized retirement obligations, net of tax	5,087	4,612

Comprehensive income (loss)	$(29,993)	$44,073

10.	INVENTORIES
     Inventories, net of reserves, were as follows:

	June 30,	Dec. 31,
In thousands	2010	2009

Raw materials	$51,518	$44,150
In-process and finished	84,793	78,340
Supplies	52,053	45,880

Total	$188,364	$168,370

11.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	June 30,	Dec. 31,
In thousands	2010	2009

Revolving credit facility, due April 2011	$—	$—
Term Loan, due April 2011	—	14,000
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,201	—
Term Loan, due January 2013	36,695	36,695

Total long-term debt	331,896	250,695
Less current portion	—	(13,759)

Long-term debt, net of current portion	$331,896	$236,936

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
     On February 5, 2010, we issued an additional $100 million in aggregate principal amount of 7⅛% Notes due 2016 (together with the April 28, 2006 offering, the “Senior Notes”). The notes were issued at 95.0% of the principal amount. Net proceeds from this offering, which were used to fund, in part, the Concert acquisition, totaled $92.2 million, after deducting offering fees and expenses. The original issue discount is being accreted as a charge to income on the effective interest method.
     Interest on the Senior Notes accrues at the rate of 7⅛% per annum and is payable semiannually in arrears on May 1 and November 1.
     On April 29, 2010, we entered into a new four-year, $225 million, multi-currency, revolving credit agreement with a consortium of banks. The new agreement replaced our existing bank credit agreement and matures May 31, 2014.
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
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; and ii) a consolidated EBITDA to interest expense ratio. A breach of these requirements would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
     The Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2010, we were not aware of any violations of our debt covenants.

GLATFELTER

     In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During the first six months of 2010, GPW Virginia received aggregate interest payments of $0.5 million under the Glawson note receivable and the Company Note and, in turn, made interest payments of $0.3 million under the 2008 Term Loan.
     Under terms of the above transaction, minimum credit ratings must be maintained by the letter of credit issuing bank. An “event of default” is deemed to have occurred under the debt instrument governing the Note Payable unless actions are taken to cure such default within 60 days from the date such credit rating falls below the specified minimum. Potential remedial actions include: (i) amending the terms of the applicable debt instrument; (ii) a replacement of the letter of credit with an appropriately rated institution; or (iii) repaying the Note Payable.
     P. H. Glatfelter Company guarantees debt obligations of all its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of June 30, 2010 and December 31, 2009, we had $6.7 million and $5.7 million, respectively, of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit outstanding as of June 30, 2010, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
12.	ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to an upward revision in 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being depreciated as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first six months of 2010 and 2009:

In thousands	2010	2009

Balance at January 1,	$11,292	$11,606
Accretion	311	161
Payments	(511)	(20)

Balance at June 30,	$11,092	$11,747

     Of the total liability at June 30, 2010, $2.4 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $8.7 million is recorded under the caption “Other long-term liabilities.”
13.	FAIR VALUE OF FINANCIAL INSTRUMENTS
     The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Fixed-rate bonds	$295,201	$291,750	$200,000	$196,750
Variable rate debt	36,695	38,245	50,695	51,209

Total	$331,896	$329,995	$250,695	$247,959

     As of June 30, 2010, we had $300.0 million of 7⅛% fixed rate debt, $100.0 million of which is recorded net of unamortized original issue discount and $200.0 million of which is publicly registered, but is thinly traded, and therefore, market prices are not readily available.

GLATFELTER

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
     As is discussed more fully below in this Note 14, the current state of our exposure to liability for contamination at the Site is as follows:
     (a) EPA has ordered us and other parties, including Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) to implement the remedy in OU2-5;
     (b) a federal district court has ruled that neither API nor NCR may recover contribution from either us or any other of the paper recyclers ordered by EPA to clean up

GLATFELTER

the Site any costs of response or any NRDs that either of them incur or pay in connection with the Site. NCR and API have state their intention to appeal this ruling;
     (c) we have substantially completed the remedy in OU1 in conjunction with WTM I Company (“WTM I”) and with some financial contribution from Menasha Corporation (“Menasha”) and API/NCR; we have also made payments toward NRDs and other costs of response at the site;
     (d) the same federal district court is currently considering whether we and Menasha have a right to recover those response costs and payments of NRDs described in subsection (c) above from NCR and API; and
     (e) the United States and the NRD Trustees have notified us that, due to an approaching statute of limitations deadline and another deadline established by a series of court orders, they are considering commencing litigation against us and others later in 2010 to obtain an injunction requiring work or to recover any amounts that they have not recovered through other means.
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
     Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree (“OU1 Consent Decree”) in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1, dividing costs evenly in addition to a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States contributed from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, obligating NCR and Appleton Papers to contribute to certain NRD projects. In June 2008, the parties entered into an amendment to the OU1 Consent Decree (“Amended OU1 Consent Decree”). This amendment allowed for implementation of the amended remedy for OU1 and committed us and WTM I to implement that remedy without a cost limitation on that commitment. We and WTM I have substantially completed the amended remedy for OU1other than monitoring and maintenance.
     Further, in November 2007, EPA issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc., CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, us, U.S. Paper Mills Corp., and WTM I Company directing those respondents to implement the amended remedy in OU2-5. Shortly following issuance of

GLATFELTER

the UAO, Appleton Papers Inc. and NCR Corp. commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA. However, in February 2009, the EPA sent a demand to each of the respondents on the UAO other than WTM I seeking payment of the government’s oversight costs under the UAO for the period from November 2007 through August 2008. In February 2009, we notified the EPA that we believed that its demand could prove distracting to litigation commenced by Appleton Papers and NCR against the other UAO respondents. In order to remove this distraction, and in the spirit of cooperation, we stated that we would satisfy the EPA’s demand, an amount which was insignificant, in full. We paid this amount.
     Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. On February 26, 2010, EPA issued an “explanation of Significant Differences”—a document explaining changes to a remedy, including changes in cost, that are significant but which do not require the issuance of a new Record of Decision. In that ESD, EPA estimated the cost for the OU 2-5 remedy to be $701 million. EPA estimates costs as a range, in this case from $491 million to $1.05 billion. This estimate is slightly different than, but not inconsistent with, an estimate of the total cost for remediation of the Site that the Governments prepared for purposes of justifying a recent “de minimis” settlement with certain parties whose liability at the Site the United States and the Governments believe to be insignificant. That settlement was approved by the federal court in Green Bay on December 16, 2009. In their brief in support of that settlement, the Governments estimated the total past costs incurred at the Site — including the OU1 project — to be $200 million. In addition, they estimated the cost of implementing the remedy set forth in the amended ROD for OU2-5 (the downstream portions of the Site) to total between $600 million and $700 million exclusive of amounts already spent. For purposes of the settlement, the Governments took the high end of that range and applied a 50% contingency to arrive at a cost estimate for future cleanup work of $1.05 billion. Based upon independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that future costs to implement the amended remedy for OU2-5 are likely to fall between $700 million and $1.05 billion.
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
     On December 16, 2009, the Court granted motions for summary judgment in our favor on the contribution claims brought by NCR and Appleton Papers Inc. in the Whiting litigation. The Court held that neither NCR nor Appleton Papers may seek contribution from us or other

GLATFELTER

recyclers under CERCLA. The Court made no ruling as to any other allocation, the liability of NCR or Appleton Papers to us for costs we have incurred, or our liability to the governments or Trustees. NCR and Appleton Papers have stated their intention to appeal but an appeal is not yet timely because the Court has not entered a final judgment.
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
     As noted above, on December 16, 2009, the Court approved a de minimis party consent decree (“Consent Decree”) settlement among the United States, the State of Wisconsin, and eleven defendants resolving those defendants’ liability for this site. The eleven settling defendants are: George A. Whiting Paper Co.; Green Bay Metropolitan Sewerage District; Green Bay Packaging, Inc.; Heart of the Valley Metropolitan Sewerage District; International Paper Co.; LaFarge North America Inc.; Leicht Transfer and Storage Co.; Neenah Foundry Co.; Procter & Gamble Paper Products Co.; Union Pacific Railroad Co.; and Wisconsin Public Service Corp. (collectively, the “Eleven Settling Defendants”). The Consent Decree reflects the conclusion by the United States and the State of Wisconsin that each of the Eleven Settling Defendants qualifies for treatment as a de minimis party under CERCLA. The Consent Decree requires the Settling Defendants to make a collective payment of $1,875,000. Those Eleven Settling Defendants have moved for judgment in the Whiting Litigation based upon the protections in the Consent Decree. In addition, the Governments on September 25, 2009, lodged a separate consent decree in the same case that would, if entered, resolve the liabilities of the City of De Pere. Under that consent decree, the City of De Pere would pay $210,000 to resolve its liability at the Site. That Consent Decree has since been approved and entered. API and NCR have appealed those two Consent
Decrees to the Court of Appeals for the Seventh Circuit at Docket No. 10-2480.
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
     Reserves for the Fox River Site. As of June 30, 2010, our reserve for our claimed liability at the Fox River, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $17.2 million. No additional amounts were accrued during the first half of 2010 or 2009. Of our total reserve for the Fox River, $0.5 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining is recorded under the caption “Other long term liabilities.”
     Under the OU1 Consent Decree which was signed in 2004, we contributed $27.0 million to past and future costs and NRDs. Since the initial funding, we contributed an additional total of $15.5 million pursuant to various supplements or amendments to the OU1 Consent Decree. No payments were required to be made since January 2009. WTM I has contributed parallel amounts. These funds were placed into an escrow account from which we and WTM I pay for work on the project. As required by the Amended Consent Decree, in a quarterly report submitted to EPA in November 2009, we and WTM I concluded that the amounts in the escrow account would be sufficient to pay for the estimated cost of the work at OU1, including operation, maintenance, and other post-construction expenses. However, there can be no assurance that these amounts will in fact suffice. WTM I has filed a bankruptcy petition in the Bankruptcy Court in Richmond. There can be no assurance should additional amounts be required to complete the project that WTM I will be able to fulfill its obligation to pay half the additional cost.
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

GLATFELTER

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

GLATFELTER

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

GLATFELTER

15.	SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

	Three months ended June 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$208.7	$184.4	$102.0	$94.6	$52.0	$—	$—	$—	$362.8	$279.0
Energy and related sales, net	1.9	2.1	—	—	—	—	—	—	1.9	2.1

Total revenue	210.6	186.5	102.0	94.6	52.0	—	—	—	364.7	281.1
Cost of products sold	194.9	178.8	84.1	82.7	48.5	—	1.8	(39.4)	329.2	222.1

Gross profit	15.7	7.7	17.9	11.9	3.6	—	(1.8)	39.4	35.5	59.0
SG&A	13.0	14.1	9.0	8.3	1.6	—	5.2	4.2	28.8	26.5
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.2)	—	(0.2)	—

Total operating income (loss)	2.7	(6.4)	8.9	3.6	1.9	—	(6.8)	35.2	6.8	32.4
Non-operating income (expense)	—	—	—	—	—	—	(6.3)	(4.7)	(6.3)	(4.7)

Income (loss) before income taxes	$2.7	$(6.4)	$8.9	$3.6	$1.9	$—	$(13.1)	$30.5	$0.5	$27.7

Supplementary Data
Net tons sold	187.8	171.3	23.0	20.1	20.1	—	—	—	230.9	191.4
Depreciation, depletion and amortization	$8.7	$8.9	$5.8	$5.7	$1.9	$—	$—	$—	$16.4	$14.6
Capital expenditures	5.7	3.4	1.7	2.7	1.9	—	—	0.1	9.3	6.2

	Six months ended June 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$416.4	$384.0	$203.5	$186.6	$80.1	$—	$—	$—	$700.1	$570.5
Energy and related sales, net	5.5	4.1	—	—	—	—	—	—	5.5	4.1

Total revenue	422.0	388.0	203.5	186.6	80.1	—	—	—	705.6	574.6
Cost of products sold	376.6	350.1	170.2	160.4	75.4	—	3.8	(38.2)	625.9	472.3

Gross profit	45.4	37.9	33.3	26.2	4.7	—	(3.8)	38.2	79.7	102.3
SG&A	26.7	25.9	18.1	17.1	2.6	—	16.1	8.0	63.5	51.1
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.2)	(0.7)	(0.2)	(0.7)

Total operating income (loss)	18.7	12.0	15.2	9.1	2.2	—	(19.7)	30.9	16.3	51.9
Non-operating income (expense)	—	—	—	—	—	—	(15.8)	(9.1)	(15.8)	(9.1)

Income (loss) before income taxes	$18.7	$12.0	$15.2	$9.1	$2.2	$—	$(35.5)	$21.8	$0.6	$42.8

Supplementary Data
Net tons sold	381.0	356.4	44.3	39.3	31.2	—	—	—	456.5	395.6
Depreciation, depletion and amortization	$17.3	$17.8	$11.9	$11.3	$3.0	$—	$—	$—	$32.2	$29.1
Capital expenditures	8.7	7.0	3.2	4.4	3.5	—	—	0.1	15.4	11.5

The mathematical accuracy of certain amounts set forth above may be impacted by the rounding of the individual line items.
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

GLATFELTER

16.	GUARANTOR FINANCIAL STATEMENTS
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
Condensed Consolidating Statement of Income for the
three months ended June 30, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$208,740	$11,750	$154,041	$(11,750)	$362,781
Energy and related sales — net	1,915	—	—	—	1,915

Total revenues	210,655	11,750	154,041	(11,750)	364,696
Costs of products sold	198,062	10,283	132,620	(11,729)	329,236

Gross profit	12,593	1,467	21,421	(21)	35,460
Selling, general and administrative expenses	17,034	627	11,186	—	28,847
Gains on dispositions of plant, equipment and timberlands, net	—	(168)	—	—	(168)

Operating income	(4,441)	1,008	10,235	(21)	6,781
Non-operating income (expense)
Interest expense	(6,474)	—	(343)	—	(6,817)
Interest income	(551)	1,929	(1,210)	—	168

Other income (expense) — net	8,395	(835)	1,183	(8,377)	366

Total other income (expense)	1,370	1,094	(370)	(8,377)	(6,283)

Income (loss) before income taxes	(3,071)	2,102	9,865	(8,398)	498
Income tax provision (benefit)	(3,174)	390	3,187	(8)	395

Net income (loss)	$103	$1,712	$6,678	$(8,390)	$103

Condensed Consolidating Statement of Income for the
three months ended June 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$184,364	$10,766	$94,615	$(10,766)	$278,979
Energy and related sales — net	2,131	—	—	—	2,131

Total revenues	186,495	10,766	94,615	(10,766)	281,110
Costs of products sold	140,350	9,733	82,789	(10,763)	222,109

Gross profit	46,145	1,033	11,826	(3)	59,001
Selling, general and administrative expenses	17,495	529	8,524	—	26,548
Gains on dispositions of plant, equipment and timberlands, net	27	—	—	—	27

Operating income	28,623	504	3,302	(3)	32,426
Non-operating income (expense)
Interest expense	(4,384)	—	(760)	—	(5,144)
Interest income	(263)	1,298	(28)	(450)	557

Other income (expense) — net	(1,852)	1,403	(234)	548	(135)

Total other income (expense)	(6,499)	2,701	(1,022)	98	(4,722)

Income (loss) before income taxes	22,124	3,205	2,280	95	27,704
Income tax provision (benefit)	2,254	1,215	4,535	(170)	7,834

Net income (loss)	$19,870	$1,990	$(2,255)	$265	$19,870

GLATFELTER

Condensed Consolidating Statement of Income for the
six months ended June 30, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$416,443	$24,353	$283,613	$(24,353)	$700,056
Energy and related sales — net	5,522	—	—	—	5,522

Total revenues	421,965	24,353	283,613	(24,353)	705,578
Costs of products sold	383,690	20,693	245,711	(24,192)	625,902

Gross profit	38,275	3,660	37,902	(161)	79,676
Selling, general and administrative expenses	39,582	1,168	22,767	—	63,517
Gains on dispositions of plant, equipment and timberlands, net	—	(168)	—	—	(168)

Operating income	(1,307)	2,660	15,135	(161)	16,327
Non-operating income (expense)
Interest expense	(11,805)	—	(675)	—	(12,480)
Interest income	(725)	3,420	(2,057)	(300)	338

Other income (expense) — net	7,673	(1,317)	3,212	(13,185)	(3,617)

Total other income (expense)	(4,857)	2,103	480	(13,485)	(15,759)

Income (loss) before income taxes	(6,164)	4,763	15,615	(13,646)	568
Income tax provision (benefit)	(5,893)	1,554	5,359	(181)	839

Net income (loss)	$(271)	$3,209	$10,256	$(13,465)	$(271)

Condensed Consolidating Statement of Income for the
six months ended June 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$383,971	$22,489	$186,560	$(22,489)	$570,531
Energy and related sales — net	4,062	—	—	—	4,062

Total revenues	388,033	22,489	186,560	(22,489)	574,593
Costs of products sold	313,984	20,448	160,493	(22,647)	472,278

Gross profit	74,049	2,041	26,067	158	102,315
Selling, general and administrative expenses	32,324	1,073	17,664	—	51,061
Gains on dispositions of plant, equipment and timberlands, net	28	(700)	—	—	(672)

Operating income	41,697	1,668	8,403	158	51,926
Non-operating income (expense)
Interest expense	(8,719)	(6)	(1,545)	—	(10,270)
Interest income	(485)	2,908	(108)	(1,050)	1,265

Other income (expense) — net	7,125	1,230	(179)	(8,294)	(118)

Total other income (expense)	(2,079)	4,132	(1,832)	(9,344)	(9,123)

Income (loss) before income taxes	39,618	5,800	6,571	(9,186)	42,803
Income tax provision (benefit)	8,210	2,239	1,279	(333)	11,395

Net income (loss)	$31,408	$3,561	$5,292	$(8,853)	$31,408

GLATFELTER

Condensed Consolidating Balance Sheet as of June 30, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$20,353	$572	$21,702	$—	$42,627
Other current assets	244,824	422,077	207,779	(479,198)	395,482
Plant, equipment and timberlands — net	248,319	6,937	348,860	—	604,116
Other assets	759,198	157,724	104,865	(798,878)	222,909

Total assets	$1,272,694	$587,310	$683,206	$(1,278,076)	$1,265,134

Liabilities and Shareholders’ Equity
Current liabilities	$307,117	$26,840	$348,411	$(476,490)	$205,878
Long-term debt	295,201	—	36,695	—	331,896
Deferred income taxes	71,035	10,658	40,988	(32,585)	90,096
Other long-term liabilities	123,936	13,618	11,179	13,126	161,859

Total liabilities	797,289	51,116	437,273	(495,949)	789,729
Shareholders’ equity	475,405	536,194	245,933	(782,127)	475,405

Total liabilities and shareholders’ equity	$1,272,694	$587,310	$683,206	$(1,278,076)	$1,265,134

Condensed Consolidating Balance Sheet as of December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$76,970	$985	$57,465	$—	$135,420
Other current assets	275,490	260,834	148,090	(299,778)	384,636
Plant, equipment and timberlands — net	255,886	6,921	207,825	—	470,632
Other assets	600,116	145,304	75,731	(621,545)	199,606

Total assets	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities	$301,908	$1,357	$179,273	$(296,428)	$186,110
Long-term debt	200,241	—	36,695	—	236,936
Deferred income taxes	71,035	15,347	26,284	(15,998)	96,668
Other long-term liabilities	124,574	13,531	9,654	12,117	159,876

Total liabilities	697,758	30,235	251,906	(300,309)	679,590
Shareholders’ equity	510,704	383,809	237,205	(621,014)	510,704

Total liabilities and shareholders’ equity	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

GLATFELTER

Condensed Consolidating Statement of Cash Flows for
the six months ended June 30, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(90,129)	$132,713	$40,391	$(300)	$82,675
Investing activities
Purchase of plant, equipment and timberlands	(8,404)	(301)	(6,740)		(15,445)
Proceeds from disposals of plant, equipment and timberlands	—	182	—	—	182
Acquisition of Concert Industries Corp., net of cash acquired	—	—	(229,080)	—	(229,080)
Repayments from (advances of) intercompany loans, net	(1,676)	(132,507)	4,806	129,377	—

Total investing activities	(10,080)	(132,626)	(231,014)	129,377	(244,343)
Financing activities
Net proceeds from indebtedness	76,470	—	2,016	—	78,486
Payment of dividends to shareholders	(8,360)	—	—	—	(8,360)
(Repayments) borrowings of intercompany loans, net	(24,628)	—	154,205	(129,577)	—
Payment of intercompany dividends	—	(500)	—	500	—
Proceeds from stock options exercised and other	110	—	—	—	110

Total financing activities	43,592	(500)	156,221	(129,077)	70,236
Effect of exchange rate on cash	—	—	(1,361)	—	(1,361)

Net increase (decrease) in cash	(56,617)	(413)	(35,763)	—	(92,793)
Cash at the beginning of period	76,970	985	57,465	—	135,420

Cash at the end of period	$20,353	$572	$21,702	$—	$42,627

Condensed Consolidating Statement of Cash Flows for
the six months ended June 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$57,559	$3,131	$5,227	$(1,050)	$64,867
Investing activities
Purchase of plant, equipment and timberlands	(7,063)	(55)	(4,357)	—	(11,475)
Proceeds from disposal plant, equipment and timberlands	—	728	—	—	728
Proceeds from installment note receivable	—	—	37,850	—	37,850
Repayments from (advances of) intercompany loans, net	1,109	1,000	—	(2,109)	—

Total investing activities	(5,954)	1,673	33,493	(2,109)	27,103
Financing activities
Net (repayments of) proceeds from indebtedness	(8,829)	—	(30,756)	—	(39,585)
Payment of dividends to shareholders	(8,272)	—	—	—	(8,272)
(Repayments) borrowings of intercompany loans, net	—	(4,225)	2,116	—	—
Payment of intercompany dividends	—	(1,050)	—	1,050	—

Total financing activities	(17,101)	(5,275)	(28,640)	3,159	(47,857)
Effect of exchange rate on cash	—	—	1,857	—	1,857

Net increase (decrease) in cash	34,504	(471)	11,937	—	45,970
Cash at the beginning of period	8,860	736	22,618	—	32,234

Cash at the end of period	$43,364	$285	$34,555	$—	$78,204

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
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, net sales, costs of products sold, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added Specialty Papers, Composite Fibers and Advanced Airlaid Material products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the impairment of financial institutions and any resulting impact on us, our customers or our vendors;

viii.	the gain or loss of significant customers and/or on-going viability of such customers;

ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xi.	geopolitical events, including war and terrorism;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xv.	adverse results in litigation; and

xvi.	our ability to finance, consummate and integrate current or future acquisitions.
     Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and fiber-based engineered products. We manage our business along three business units: i) Specialty Papers with revenues earned from the sale of carbonless papers and forms, book publishing, envelope & converting, and engineered products; ii) Composite Fibers with revenue from the sale of food & beverage filtration papers, metallized papers, composite laminates used for decorative furniture and flooring applications, and technical specialties; and iii) Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads and wipes, food pads, napkins and tablecloths, and baby wipes.

GLATFELTER

     Overview Our reported results of operations for the first six months of 2010 when compared with the same period of 2009 are lower primarily due to the benefit in 2009 from alternative fuel mixture credits totaling $30.4 million, after-tax. Our results for the first six months of 2010 also reflect an aggregate of $10.0 million, after-tax, of acquisition and integration costs, together with a loss on forward foreign currency contracts that hedged the Canadian dollar purchase price, of the February 12, 2010 acquisition of Concert Industries Corp. (“Concert”).
     Operationally, our results were favorably affected by higher volumes shipped associated with improving demand in many of the markets served by our businesses and the inclusion of Concert. Higher average selling prices offset the adverse affect of rising input costs, particularly purchased pulp. Our results for the first six months of 2009 were adversely impacted by market related downtime in both the Specialty Papers and Composite Fibers business units related to the weak economic environment. During 2010, demand for our products improved and, as a results, we did not incur market related downtime.
RESULTS OF OPERATIONS
Six months ended June 30, 2010 versus the
Six months ended June 30, 2009
     The following table sets forth summarized results of operations:

	Six months ended June 30
In thousands, except per share	2010	2009

Net sales	$700,056	$570,531
Gross profit	79,676	102,315
Operating income	16,327	51,926
Net income (loss)	(271)	31,408
Earnings (loss) per share	(0.01)	0.69

     The consolidated results of operations for the six months ended June 30, 2010 and 2009 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS

2010
Acquisition and integration costs	$(8,321)	$(0.18)
Foreign currency hedge on acquisition price	(1,673)	(0.04)

2009
Alternative fuel mixture credit	$30,418	$0.67

     The above items reduced earnings by $10.0 million, or $0.22 per diluted share, in first six months of 2010 and increased earnings by $30.4 million, or $0.67 per diluted share, in the first half of 2009.

Business Units	Six months ended June 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$416.4	$384.0	$203.5	$186.6	$80.1	$—	$—	$—	$700.1	$570.5
Energy and related sales, net	5.5	4.1	—	—	—	—	—	—	5.5	4.1

Total revenue	422.0	388.0	203.5	186.6	80.1	—	—	—	705.6	574.6
Cost of products sold	376.6	350.1	170.2	160.4	75.4	—	3.8	(38.2)	625.9	472.3

Gross profit	45.4	37.9	33.3	26.2	4.7	—	(3.8)	38.2	79.7	102.3
SG&A	26.7	25.9	18.1	17.1	2.6	—	16.1	8.0	63.5	51.1
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.2)	(0.7)	(0.2)	(0.7)

Total operating income (loss)	18.7	12.0	15.2	9.1	2.2	—	(19.7)	30.9	16.3	51.9
Non-operating income (expense)	—	—	—	—	—	—	(15.8)	(9.1)	(15.8)	(9.1)

Income (loss) before income taxes	$18.7	$12.0	$15.2	$9.1	$2.2	$—	$(35.5)	$21.8	$0.6	$42.8

Supplementary Data
Net tons sold	381.0	356.4	44.3	39.3	31.2	—	—	—	456.5	395.6
Depreciation, depletion and amortization	$17.3	$17.8	$11.9	$11.3	$3.0	$—	$—	$—	$32.2	$29.1
Capital expenditures	8.7	7.0	3.2	4.4	3.5	—	—	0.1	15.4	11.5

The mathematical accuracy of certain amounts set forth above may be impacted by the rounding of the individual line items.
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
     Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2010	2009		Change

Net sales	$700,056	$570,531		$129,525
Energy and related sales — net	5,522	4,062		1,460

Total revenues	705,578	574,593		130,985
Costs of products sold	625,902	472,278	(1)	153,624

Gross profit	$79,676	$102,315		$(22,639)

Gross profit as a percent of Net sales	11.4%	17.9%

(1)	Includes $40.8 million of alternative fuel mixture credits.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2010	2009

Business Unit
Specialty Papers	59.5%	68.5%
Composite Fibers	29.1	31.5
Advanced Airlaid Material	11.4	—

Total	100.0%	100.0%

     Net sales for the first six months of 2010 were $700.1 million, a 22.7% increase compared with $570.5 million for the same period of 2009, reflecting improved demand and the inclusion of Concert, now operated and reported as Advanced Airlaid Materials business unit.
     In the Specialty Papers business unit, net sales for the first half of 2010 increased $32.4 million, or 8.4%, to $416.4 million. The increase was primarily due to higher volumes shipped. Higher average selling prices favorably impacted net sales by $2.9 million in the period-over-period comparison.
     Specialty Papers’ operating profit in the first half of 2010 improved by $6.7 million compared with the same period of 2009 primarily due to a 6.9% increase in volumes shipped and the lack of market related downtime. These favorable factors were partially offset by higher maintenance costs primarily associated with the annual mill outages.
     We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for the first six months of 2010 and 2009:

In thousands	2010	2009	Change

Energy sales	$7,670	$10,142	$(2,472)
Costs to produce	(5,261)	(6,080)	819

Net	2,409	4,062	(1,653)
Renewable energy credits	3,113	—	3,113

Total	$5,522	$4,062	$1,460

     Prior to March 31, 2010, all energy sales were made pursuant to a long-term contract that expired at the end of the first quarter 2010. We continue to sell power but at market rates, the forward pricing for which is 30% below the expired contract rate. We expect increased volatility and lower overall profitability.
     RECs represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an emerging and somewhat illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent additional sales of RECs in future periods.

GLATFELTER

     In Composite Fibers, net sales for the first six months of 2010 were $203.5 million, an increase of $16.9 million, or 9.1%, from the same period of 2009. The improvement in Composite Fibers’ net sales reflects strengthening demand in each of its product lines. On a constant currency basis, average selling prices were lower by $1.1 million, and the translation of foreign currencies favorably affected net sales by approximately $0.3 million.
     Lower raw material and energy costs, primarily natural gas, favorably affected this business unit’s profitability by $4.4 million. In addition, improving market conditions and business development increased production volumes eliminating market-driven down time. On a net basis, Composite Fibers’ operating profit increased $6.1 million, or 67.0%, in the period-to-period comparison.
     Results for Advanced Airlaid Materials are included from February 12, 2010, the date of the Concert acquisition. Reported results were adversely impacted by $1.4 million as a result of charging cost of products sold for the write-up of acquired inventory to fair value.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended
	June 30
In thousands	2010	2009	Change

Recorded as:
Costs of products sold	$3,591	$2,502	$1,089
SG&A expense	1,146	1,203	(57)

Total	$4,737	$3,705	$1,032

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year.
     Selling, general and administrative (“SG&A”) expenses totaled $63.6 million, a $12.6 million increase primarily due to acquisition and integration related costs associated with the Concert transaction. For the remainder of 2010, integration costs are expected to approximate $1.0 million.
     Income taxes For the first six months of 2010, we recorded a provision for income taxes of $0.8 million on $0.6 million of pretax income. The comparable amounts in the same period of 2009 were income tax expense of $11.4 million on $42.8 million of pretax income. The lower tax provision in 2010 was primarily due to $13.8 million of acquisition and integration costs incurred in the first half of 2010. There were no such costs in the same period of 2009. The higher tax provision in 2009 was primarily due to the $40.8 million of alternative fuel mixture credit earned in that period.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first six months of 2010, Euro functional currency operations generated approximately 24.3% of our sales and 22.8% of operating expenses and British Pound Sterling operations represented 9.0% of net sales and 8.8% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on the first six months of 2010 reported results compared to the first six months 2009:

Six months
In thousands	ended June 30

Favorable
(unfavorable)
Net sales	$292
Costs of products sold	(978)
SG&A expenses	(91)
Income taxes and other	70

Net income	$(707)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three months ended June 30, 2010 versus the Three months ended June 30, 2009
     The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2010	2009

Net sales	$362,781	$278,979
Gross profit	35,460	59,001
Operating income	6,781	32,426
Net income (loss)	103	19,870
Earnings (loss) per share	0.00	0.43

     The consolidated results of operations for the three months ended June 30, 2010 and 2009 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2010
Acquisition and integration costs	$(1,318)	$(0.03)
Foreign currency hedge on acquisition price	403	0.01
Timberland sales	99	—

2009
Alternative fuel mixture credits	30,418	0.67
Timberland sales and related transaction costs	441	0.01

     The above items reduced earnings by $0.8 million, or $0.02 per diluted share, in second quarter of 2010 and increased earnings by $30.9 million, or $0.68 per diluted share, in the second quarter of 2009.

Business Units	Three months ended June 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$208.7	$184.4	$102.0	$94.6	$52.0	$—	$—	$—	$362.8	$279.0
Energy and related sales, net	1.9	2.1	—	—	—	—	—	—	1.9	2.1

Total revenue	210.6	186.5	102.0	94.6	52.0	—	—	—	364.7	281.1
Cost of products sold	194.9	178.8	84.1	82.7	48.5	—	1.8	(39.4)	329.2	222.1

Gross profit	15.7	7.7	17.9	11.9	3.6	—	(1.8)	39.4	35.5	59.0
SG&A	13.0	14.1	9.0	8.3	1.6	—	5.2	4.2	28.8	26.5
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.2)	—	(0.2)	—

Total operating income (loss)	2.7	(6.4)	8.9	3.6	1.9	—	(6.8)	35.2	6.8	32.4
Non-operating income (expense)	—	—	—	—	—	—	(6.3)	(4.7)	(6.3)	(4.7)

Income (loss) before income taxes	$2.7	$(6.4)	$8.9	$3.6	$1.9	$—	$(13.1)	$30.5	$0.5	$27.7

Supplementary Data
Net tons sold	187.8	171.3	23.0	20.1	20.1	—	—	—	230.9	191.4
Depreciation, depletion and amortization	$8.7	$8.9	$5.8	$5.7	$1.9	$—	$—	$—	$16.4	$14.6
Capital expenditures	5.7	3.4	1.7	2.7	1.9	—	—	0.1	9.3	6.2

     The mathematical accuracy of certain amounts set forth above may be impacted by the rounding of the individual line items.
GLATFELTER

     Sales and Costs of Products Sold

	Three months
	ended June 30
In thousands	2010	2009		Change

Net sales	$362,781	$278,979		$83,802
Energy and related sales — net	1,915	2,131		(216)

Total revenues	364,696	281,110		83,586
Costs of products sold	329,236	222,109	(1)	107,127

Gross profit	$35,460	$59,001		$(23,541)

Gross profit as a percent of Net sales	9.8%	21.1%

(1)	Includes $40.8 million of alternative fuel mixture credits.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended
	June 30
Percent of Total	2010	2009

Business Unit
Specialty Papers	57.5%	66.1%
Composite Fibers	28.1	33.9
Advanced Airlaid Material	14.4	—

Total	100.0	100.0%

     Net sales for the second quarter of 2010 were $362.8 million, a 30.0% increase compared with $279.0 million for the second quarter of 2009, reflecting the February 2010 Concert Industries acquisition, and strong demand in the Specialty Papers and Composite Fibers business units.
     In the Specialty Papers business unit, 2010 second quarter net sales increased $24.3 million, or 13.3%, to $208.7 million. The increase was primarily due to a 9.7% increase in volumes shipped, an improved mix and a $4.9 million benefit from higher average selling prices in the quarter-over-quarter comparison.
     During the second quarters of 2010 and 2009, we completed the annually scheduled maintenance outages at our Chillicothe, OH and Spring Grove, PA facilities. The maintenance outages adversely impacted gross profit by $19.6 million in the second quarter of 2010, compared with $16.1 million in the same quarter a year ago. These required outages result in increased maintenance spending, reduced production volumes, and lower product sales all negatively affecting the second-quarter results when compared with other quarters.
     Specialty Papers’ 2010 second quarter-operating profit increased $9.1 million compared with the prior-year quarter primarily due to the benefits of higher volumes shipped, improved mix, operating efficiencies and the lack of market-related downtime during the 2010 second quarter. In the quarter-to-quarter comparison, the adverse impact of higher raw material costs was offset by the benefit of higher average selling prices.
     The following table summarizes sales of excess power and related items for the second quarters of 2010 and 2009:

In thousands	2010	2009	Change

Energy sales	$3,067	$5,294	$(2,227)
Costs to produce	(2,649)	(3,163)	514

Net	418	2,131	(1,713)
Renewable energy credits	1,497	—	1,497

Total	$1,915	$2,131	$(216)

     In Composite Fibers, 2010 second quarter net sales were $101.9 million, an increase of $7.4 million, or 7.8%, from the second quarter of 2009. The improvement in Composite Fibers’ net sales reflects strengthening demand in all of its product lines as volumes shipped increased 14.4%. Net sales increased despite a $0.2 million adverse impact from lower average selling prices and a $5.4 million adverse impact from the translation of foreign currencies.
     Composite Fibers’ operating profit increased $5.3 million in the quarter-to-quarter comparison. Improving market conditions and business development increased production volumes eliminating market-driven down time to benefit operating profit by $3.9 million. In addition, operating efficiencies and the lower cost of energy offset the negative impact of higher wood pulp prices.
     Advanced Airlaid Materials’ volumes shipped were adversely impacted by greater than anticipated quarter-end inventory management by customers. Operating income was negatively impacted by an increase in pulp costs and a lag in related cost pass through arrangements. Operating income was also adversely impacted by $0.2 million as a result of charging cost of products sold for the write-up of acquired inventory to fair value.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended
	June 30
In thousands	2010	2009	Change

Recorded as:
Costs of products sold	$1,698	$1,314	$384
SG&A expense	653	709	(56)

Total	$2,351	$2,023	$328

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year.

GLATFELTER

     Selling, general and administrative (“SG&A”) expenses totaled $28.8 million, a $2.3 million increase primarily due to acquisition and integration related costs associated with the Concert acquisition and to the inclusion of this acquired entity’s operating expenses for the quarter. For the remainder of 2010, integration costs are expected to approximate $1.0 million.
     Income taxes For the second quarter of 2010, we recorded a provision for income taxes of $0.4 million on $0.5 million of pretax income. The comparable amounts in the second quarter of 2009 were income tax expense of $7.8 million on $27.7 million of pretax income. The 2010 second quarter tax provision was negatively impacted an increase in the German trade tax rate in 2010 and the impact on the 2010 rate of the expiration of the research and development tax credit at the end of 2009. The higher tax provision in 2009 was primarily due to the $40.8 million of alternative fuel mixture credit earned in that period.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the second quarter of 2010, Euro functional currency operations generated approximately 24.7% of our sales and 23.0% of operating expenses and British Pound Sterling operations represented 9.4% of net sales and 8.7% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on second quarter 2010 reported results compared to the second quarter 2009:

Three months
In thousands	ended June 30
Favorable
(unfavorable)
Net sales	$(5,428)
Costs of products sold	4,293
SG&A expenses	415
Income taxes and other	100

Net income	$(620)

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
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. The following table summarizes cash flow information for each of the years presented:

	Six months ended
	June 30
In thousands	2010	2009

Cash and cash equivalents at beginning of period	$135,420	$32,234
Cash provided by (used for)
Operating activities	82,675	64,867
Investing activities	(244,343)	27,103
Financing activities	70,236	(47,857)
Effect of exchange rate changes on cash	(1,361)	1,857

Net cash used	(92,793)	45,970

Cash and cash equivalents at end of period	$42,627	$78,204

     As of June 30, 2010, we had $42.6 million in cash and cash equivalents and $218.3 million available under our revolving credit agreement.
     Operating cash flow improved by $17.8 million in the first half of 2010 compared to the same period of 2009. While net income in 2010 was lower than the prior-year period as a result of acquisition related costs in 2010 and the benefit in 2009 of alternative fuel mixture credits, operating cash flow in the first half of 2010 benefited from the collection of a $54.9 million tax refund related to alternative fuel mixture credits. In addition, in 2009 we funded an environmental payments associated with the Fox River matter using $6.5 million in cash.
     Net cash used by investing activities totaled $244.3 million in the first six months of 2010 reflecting the Concert acquisition. Capital expenditures totaled $15.4 million and $11.5 million in the first six months of 2010 and 2009, respectively.
     Net cash provided by financing activities totaled $70.2 million in the first six months of 2010, reflecting increased borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par.
     During the first six months of 2010 and 2009 cash dividends paid on common stock totaled $8.4 million and $8.3 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore,

GLATFELTER

historical trends of dividend payments are not necessarily indicative of future payments.
     The following table sets forth our outstanding long-term indebtedness:

	June 30,	Dec. 31,
In thousands	2010	2009

Revolving credit facility, due April 2011	$—	$—
Term Loan, due April 2011	—	14,000
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,201	—
Term Loan, due January 2013	36,695	36,695

Total long-term debt	331,896	250,695
Less current portion	—	(13,759)

Long-term debt, net of current portion	$331,896	$236,936

     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements — Note 11. Although we do not have immediate intentions to make use of our credit facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.
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
     Our credit agreement contains a number of customary compliance covenants. A breach of these requirements would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7⅛% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of June 30, 2010, we were not aware of any breach of any such requirements.
     Off-Balance-Sheet Arrangements As of June 30, 2010 and December 31, 2009, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook For Specialty Papers, we expect shipping volumes in the third quarter of 2010 to be approximately 8% ahead of the second quarter of 2010 levels and selling prices are expected to increase in the same comparison. In addition, input costs are expected to in line with second quarter 2010 levels.
     For Composite Fibers, we anticipate shipping volumes, selling prices and input costs in the third quarter of 2010 to be relatively in line with the second quarter of 2010.
     Shipping volumes for the Advanced Airlaid Materials business unit in the third quarter of 2010 are expected to increase by approximately 10% compared with the second quarter. Operating income is also expected to increase by approximately $1.2 million from the pass through to customers of past raw material cost increases. We continue to expect the acquisition will be modestly accretive to 2010 earnings, excluding acquisition and integration costs. For the remainder of 2010, integration costs are expected to approximate $1.0 million.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2010
Dollars in thousands	2010	2011	2012	2013	2014	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$300,000	$300,000	$300,000	$300,000	$300,000	$295,201	$291,750
At variable interest rates	36,695	36,695	36,695	1,407	—	36,695	38,245

						$331,896	$329,995

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	1.66	1.66	1.66	1.66	—

     The table above presents average principal outstanding and related interest rates for the next five years. The amounts set forth above for fixed rate bonds represent the coupon rate. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2010, we had long-term debt outstanding of $331.9 million, of which $36.7 million or 11.0% was at a variable interest rate.
     Variable-rate debt outstanding represents a cash collateralized borrowing incurred in connection with the 2007 installment timberland sale that accrues interest based on 6 month LIBOR plus a margin. At June 30, 2010, the interest rate paid on variable rate debt was 1.66%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2010, Euro functional currency operations generated approximately 24.3% of our sales and 22.8% of operating expenses and British Pound Sterling operations represented 9.0% of net sales and 8.8% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls On February 12, 2010, we completed the acquisition of Concert Industries Corp. We are in the process of incorporating Concert’s internal controls into our control structure. We consider the ongoing integration of Concert a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
     ITEM 6.     EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated.
     The following exhibits (10.1 through 10.4) are being re-filed with the Securities and Exchange Commission to include appendices that were previously omitted from the original filing.

10.1	Credit Agreement, dated as of April 29, 2010, by and among the Company, certain of the Company’s subsidiaries as borrowers, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Citizens Bank of Pennsylvania, as joint arrangers and bookrunners, Citizens Bank of Pennsylvania, as syndication agent.

10.2	Term Loan Agreement dated January 15, 2008, among GPW Virginia Timberlands LLC, certain lenders party thereto and SunTrust Bank, in its capacity as agent for such lenders

10.3(a)	Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)

10.3(b)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

10.3(c)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

10.3(d)	Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

10.4	Contract for the Purchase and Bargain Sale of Property, dated as of December 16, 2002, by and among Glatfelter Pulp Wood Company (a wholly owned subsidiary of the Registrant), the Conservation Fund and Fidelity National Title Insurance Company

10.4(a)	First Amendment, dated as of February 10, 2003 — to the Contract for the Purchase and Bargain Sale of Property, dated December 16, 2002 by and among Glatfelter Pulp Wood Company (a wholly owned subsidiary of the Registrant), the Conservation Fund and Fidelity National Title Insurance Company

10.5	Separation Agreement and General Release entered into between Jeffrey J. Norton and P. H. Glatfelter Company dated as of October 25, 2008
     The following exhibits (10.6(a) through 10.6(d)) are being re-filed with the Securities and Exchange Commission to include appendices that were previously omitted from the original filing. As reported in our Current Report on Form 8-K dated May 3, 2010, the credit agreement to which these appendices relate was terminated in connection with us entering our new credit agreement re-filed herewith as Exhibit 10.1.

10.6(a)	Credit Agreement, dated as of April 3, 2006, by and among the Company, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Credit Suisse Securities (USA) LLC, as joint arrangers and bookrunners, and Credit Suisse Securities (USA) LLC, as syndication agent

10.6(b)	First Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated April 25, 2006

10.6(c)	Second Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated December 22, 2006

10.6(d)	Third Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated June 8, 2007*

*   Confidential treatment has been granted for certain portions thereof pursuant to a confidential treatment request filed with the Commission on August 7, 2007. Such provisions have been filed separately with the Commission.

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

P. H. GLATFELTER COMPANY (Registrant)
August 6, 2010	By	/s/ David C. Elder
David C. Elder
Corporate Controller

GLATFELTER

EXHIBIT INDEX
     The following exhibits (10.1 through 10.4) are being re-filed with the Securities and Exchange Commission to include appendices that were previously omitted from the original filing.

10.1	Credit Agreement, dated as of April 29, 2010, by and among the Company, certain of the Company’s subsidiaries as borrowers, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Citizens Bank of Pennsylvania, as joint arrangers and bookrunners, Citizens Bank of Pennsylvania, as syndication agent.

10.2	Term Loan Agreement dated January 15, 2008, among GPW Virginia Timberlands LLC, certain lenders party thereto and SunTrust Bank, in its capacity as agent for such lenders

10.3(a)	Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)

10.3(b)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

10.3(c)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

10.3(d)	Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

10.4	Contract for the Purchase and Bargain Sale of Property, dated as of December 16, 2002, by and among Glatfelter Pulp Wood Company (a wholly owned subsidiary of the Registrant), the Conservation Fund and Fidelity National Title Insurance Company

10.4(a)	First Amendment, dated as of February 10, 2003 — to the Contract for the Purchase and Bargain Sale of Property, dated December 16, 2002 by and among Glatfelter Pulp Wood Company (a wholly owned subsidiary of the Registrant), the Conservation Fund and Fidelity National Title Insurance Company

10.5	Separation Agreement and General Release entered into between Jeffrey J. Norton and P. H. Glatfelter Company dated as of October 25, 2008
     The following exhibits (10.6(a) through 10.6(d)) are being re-filed with the Securities and Exchange Commission to include appendices that were previously omitted from the original filing. As reported in our Current Report on Form 8-K dated May 3, 2010, the credit agreement to which these appendices relate was terminated in connection with us entering our new credit agreement re-filed herewith as Exhibit 10.1.

10.6(a)	Credit Agreement, dated as of April 3, 2006, by and among the Company, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Credit Suisse Securities (USA) LLC, as joint arrangers and bookrunners, and Credit Suisse Securities (USA) LLC, as syndication agent

10.6(b)	First Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated April 25, 2006

10.6(c)	Second Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated December 22, 2006

10.6(d)	Third Amendment to Credit Agreement among the Company, certain of the Company’s subsidiaries, certain lenders party thereto and PNC Bank, National Association, in its capacity as agent for such lenders, dated June 8, 2007*

*   Confidential treatment has been granted for certain portions thereof pursuant to a confidential treatment request filed with the Commission on August 7, 2007. Such provisions have been filed separately with the Commission.

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