Form 10-Q
period 2010-09-30
GLATFELTER P H CO
filed 2010-11-09
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑.
As of October 31, 2010, P. H. Glatfelter Company had 45,859,616 shares of common stock outstanding.

P. H. GLATFELTER COMPANY
REPORT ON FORM 10-Q
For the QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2010

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended		Nine months ended
	September 30		September 30
In thousands, except per share	2010	2009	2010	2009

Net sales	$379,097	$312,358	$1,079,153	$882,889
Energy and related sales — net	3,312	2,132	8,834	6,194

Total revenues	382,409	314,490	1,087,987	889,083
Costs of products sold	326,669	232,025	952,571	704,303

Gross profit	55,740	82,465	135,416	184,780

Selling, general and administrative expenses	27,782	29,303	91,299	80,364
Gains on dispositions of plant, equipment and timberlands, net	(150)	(9)	(318)	(681)

Operating income	28,108	53,171	44,435	105,097
Non-operating income (expense)
Interest expense	(6,565)	(4,528)	(19,045)	(14,798)
Interest income	232	318	570	1,583
Other — net	(251)	204	(3,868)	86

Total other income (expense)	(6,584)	(4,006)	(22,343)	(13,129)

Income before income taxes	21,524	49,165	22,092	91,968
Income tax (benefit) provision	(17,913)	3,171	(17,074)	14,566

Net income	$39,437	$45,994	$39,166	$77,402

Earnings per share
Basic	$0.86	$1.01	$0.85	$1.70
Diluted	0.85	1.00	0.85	1.69

Cash dividends declared per common share	0.09	0.09	0.27	0.27

Weighted average shares outstanding
Basic	45,950	45,699	45,898	45,649
Diluted	46,286	45,865	46,330	45,712
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30	December 31
In thousands	2010	2009

Assets
Current assets
Cash and cash equivalents	$63,333	$135,420
Accounts receivable — net	160,859	119,319
Inventories	193,808	168,370
Prepaid expenses and other current assets	65,060	96,947

Total current assets	483,060	520,056

Plant, equipment and timberlands — net	623,783	470,632

Other assets	225,892	199,606

Total assets	$1,332,735	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$—	$13,759
Short-term debt	1,026	3,888
Accounts payable	98,876	63,604
Dividends payable	4,191	4,170
Environmental liabilities	608	440
Other current liabilities	104,104	100,249

Total current liabilities	208,805	186,110

Long-term debt	332,058	236,936

Deferred income taxes	89,962	96,668

Other long-term liabilities	164,583	159,876

Total liabilities	795,408	679,590

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	49,004	46,746
Retained earnings	738,427	711,765
Accumulated other comprehensive loss	(124,311)	(119,885)

	663,664	639,170
Less cost of common stock in treasury	(126,337)	(128,466)

Total shareholders’ equity	537,327	510,704

Total liabilities and shareholders’ equity	$1,332,735	$1,190,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended
	September 30
In thousands	2010	2009

Operating activities
Net income	$39,166	$77,402
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	48,802	45,823
Pension expense, net of unfunded benefits paid	6,422	5,045
Deferred income tax provision (benefit)	(12,755)	(18,599)
Gains on dispositions of plant, equipment and timberlands, net	(318)	(681)
Share-based compensation	4,333	3,704
Alternative fuel mixture credits, net of credits applied to taxes due	—	(34,888)
Change in operating assets and liabilities
Accounts receivable	(18,606)	197
Inventories	1,358	33,645
Prepaid and other current assets	35,868	5,245
Accounts payable	20,731	1,492
Environmental matters	11	(7,383)
Accruals and other current liabilities	(5,904)	8,220
Other	4,272	292

Net cash provided by operating activities	123,380	119,514

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(23,269)	(16,704)
Proceeds from disposals of plant, equipment and timberlands, net	333	728
Proceeds from timberland installment sale note receivable	—	37,850
Acquisition of Concert Industries Corp., net of cash acquired	(229,080)	—

Net cash (used) provided by investing activities	(252,016)	21,874

Financing activities
Proceeds from $100 million 7⅛% note offering, net of original issue discount	95,000	—
Payments of note offering and credit facility costs	(5,297)	—
Net repayments of revolving credit facility	—	(1,623)
Net repayments of short term debt	(2,979)	(2,640)
Repayment of Note payable, due March 2013	—	(34,000)
Principal repayments — 2011 Term Loan	(14,000)	(12,000)
Payments of dividends	(12,556)	(12,433)
Proceeds from stock options exercised and other	147	—

Net cash provided (used) by financing activities	60,315	(62,696)

Effect of exchange rate changes on cash	(3,766)	5,314

Net decrease in cash and cash equivalents	(72,087)	84,006
Cash and cash equivalents at the beginning of period	135,420	32,234

Cash and cash equivalents at the end of period	$63,333	$116,240

Supplemental cash flow information
Cash paid (received) for
Interest	$11,788	$9,523
Income taxes	(43,004)	16,175
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
     Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
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
     On February 12, 2010, we completed the acquisition of all the issued and outstanding stock of Concert Industries Corp. (“Concert”), a manufacturer of highly absorbent cellulose based airlaid non-woven materials, for cash totaling $231.9 million based on the currency exchange rates on the closing date, and net of a post-closing working capital adjustment. Concert, with approximately 590 employees, has operations located in Gatineau, Quebec, Canada and Falkenhagen, Brandenburg, Germany. Annual revenues totaled $203.0 million in 2009.
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

GLATFELTER

     The following summarizes the impact of the adjustments recorded in the second and third quarters of 2010 and retrospectively reflected in the financial statements. This provisional purchase price allocation is based on information currently available to management:

	As originally
In thousands	presented	Adjustment	Adjusted

Assets
Cash	$2,792	$—	$2,792
Accounts receivable	24,703	—	24,703
Inventory	28,034	—	28,034
Prepaid and other current assets	5,941	(1,327)	4,614
Plant, equipment and timberlands	177,253	8,068	185,321
Intangible assets	3,138	1,902	5,040
Deferred tax assets and other assets	20,738	(6,572)	14,166

Total	262,599	2,071	264,670
Liabilities
Accounts payable and accrued expenses	25,322	591	25,913
Deferred tax liabilities	1,267	2,166	3,433
Other long term liabilities	212	3,240	3,452

Total	26,801	5,997	32,798

Total purchase price	$235,798	$(3,926)	$231,872

     The adjustments set forth above did not materially impact previously reported results of operations, earnings per share, or cash flows.
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
     For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair market value. The allocation set forth above is based on management’s estimate of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar methodologies. The amount allocated to intangible assets represents the estimated value of technology and customer sales contracts and relationships. Deferred tax assets reflect the estimated value of future tax deductions acquired in the transaction.
     Acquired property plant and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 40 years. Intangible assets are being amortized on a straight-line basis over an estimated remaining life of 11 to 20 years reflecting the expected future value.
     During the first nine months of 2010, we incurred legal, professional and advisory costs directly related to the Concert acquisition totaling $7.2 million. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $3.1 million through September 30, 2010. The unamortized fees are recorded in the accompanying consolidated balance sheet under the caption “Other assets”.
     In addition, in connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash during the first quarter of 2010 and resulted in a $3.4 million loss, net of realized currency translation gains, which is presented under the caption “Other-net” in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2010.
     Our results of operations for the first nine months of 2010 include the results of Concert prospectively since the acquisition was completed on February 12, 2010. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Net sales and operating income of Concert included in our consolidated results of operations totaled $58.0 million and $1.2 million, respectively, for the third quarter of 2010. Net sales and operating income were $138.1 million and $3.4 million, respectively, for the first nine months of 2010.

GLATFELTER

     The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2009:

	Three months ended
	September 30
In thousands, except per share	2010	2009

Pro forma
Net sales	$379,097	$368,035
Net income	39,844	52,477
Diluted earnings per share	0.86	1.14

	Nine months ended
	September 30
In thousands, except per share	2010	2009

Pro forma
Net sales	$1,104,802	$1,035,210
Net income	51,036	85,951
Diluted earnings per share	1.10	1.88

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
4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     Sales of timberlands and other assets in the first nine months of 2010 and 2009 are summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain (loss)

2010
Timberlands	71	$182	$168
Other	n/a	151	150

		$333	$318

2009
Timberlands	189	$728	$699
Other	n/a	—	(18)

		$728	$681

5.	ALTERNATIVE FUEL MIXTURE CREDITS
     The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. We began mixing black liquor and diesel fuel in late February 2009 and filed an application to be registered as an alternative fuel mixer with the Internal Revenue Service in March 2009. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We subsequently filed an excise tax refund claim for the alternative fuel mixture consumed at our Spring Grove, PA and Chillicothe, OH facilities during the period February 20, 2009 through May 17, 2009 and received a payment from the Internal Revenue Service (“IRS”) on June 30, 2009 in the amount of $29.7 million.
     For the period May 18, 2009 through September 30, 2009, we earned an additional $45.8 million of alternative fuel mixture credits. Of this amount, $10.9 million was used to reduce estimated interim tax payments. We claimed the balance of this amount as a non-taxable income tax credit in connection with the filing of our 2009 federal corporate income tax return.
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

GLATFELTER

6.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	September 30
In thousands, except per share	2010	2009

Net income	$39,437	$45,994

Weighted average common shares outstanding used in basic EPS	45,950	45,699
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	336	166

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,286	45,865

Earnings per share
Basic	$0.86	$1.01
Diluted	0.85	1.00

	Nine months ended
	September 30
In thousands, except per share	2010	2009

Net income	$39,166	$77,402

Weighted average common shares outstanding used in basic EPS	45,898	45,649
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	432	63

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,330	45,712

Earnings per share
Basic	$0.85	$1.70
Diluted	0.85	1.69

     The following table sets forth the number of potential common shares that have been excluded from the computation of diluted earnings per share for the indicated period due to their anti-dilutive nature.

	2010	2009

Three months ended September 30	1,531,675	1,244,410
Nine months ended September 30	1,519,175	2,287,620

7.	INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of September 30, 2010 and December 31, 2009, we had $44.5 million, including acquisition accounting adjustments, and $40.1 million, respectively, of gross unrecognized tax benefits. As of September 30, 2010, if such benefits were to be recognized, approximately $40.6 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes, by major jurisdiction, tax years that remain subject to examination and years for which examinations are currently in progress:

Examination in
Jurisdiction	Open tax year	progress

United States
Federal	2007 — 2009	N/A
State	2005 — 2009	2004 & 2006 — 2008
Canada (1)	2005 — 2007	2008 — 2009
Germany (1)	2007 — 2009	2003 — 2009
France	2006 — 2009	N/A
United Kingdom	2006 — 2009	N/A
Philippines	N/A	2007 — 2009

(1)— includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state, and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may be reduced within the next twelve months by as much as $16.2 million. Substantially all of this relates to tax positions taken in Germany and the United Kingdom.

GLATFELTER

     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the third quarter of 2010 totaled $0.2 million and $0.1 million in the third quarter of 2009. The comparable amounts for the first nine months of 2010 and 2009 were $0.7 million and $0.7 million, respectively. As of September 30, 2010, accrued interest payable was $4.9 million, including acquisition accounting adjustments, and as of December 31, 2009, accrued interest payable was $3.8 million. We did not record any penalties associated with uncertain tax positions during the first nine months of 2010 or 2009.
     Cellulosic Biofuel Production Credit In March 2010, our application to be registered as a cellulosic biofuel producer was approved by the Internal Revenue Service. The U.S. Internal Revenue Code provides a non refundable tax credit equal to $1.01 per gallon for taxpayers that produce cellulosic biofuel. In a memorandum dated June 28, 2010, the Internal Revenue Service issued guidance concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and no further certification of eligibility was needed.
     In connection with the filing of our 2009 income tax return, we claimed $23.1 million, net of taxes, of CBPC, and as a result we expect to receive $14.8 million of a cash tax refund during the fourth quarter. The CBPC claimed is attributable to black liquor produced and burned from January 1, 2009 through February 20, 2009, the date we began mixing black liquor and diesel fuel to qualify for alternative fuel mixture credits.
8.	STOCK-BASED COMPENSATION
     The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
     Restricted Stock Units (“RSU”) Awards of RSUs are made under our LTIP. The RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the first nine months of the indicated periods:

Units	2010	2009

Beginning balance	564,037	486,988
Granted	202,589	205,360
Forfeited	(19,953)	(6,000)
Restriction lapsed/shares delivered	(31,323)	(5,747)

Ending balance	715,350	680,601

     The following table sets forth RSU compensation expense for the periods indicated:

	September 30
In thousands	2010	2009

Three months ended	$436	$448
Nine months ended	1,274	1,175

GLATFELTER

     Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.
     The following table sets forth information related to outstanding SOSARS.

	2010		2009
		Wtd Avg		Wtd Avg
		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price

Outstanding at Jan. 1,	1,762,020	$11.84	718,810	$14.63
Granted	455,050	13.81	1,043,210	9.91
Exercised	—	—	—	—
Canceled/forfeited	(64,420)	11.71	—	—

Outstanding at Sept 30,	2,152,650	$13.04	1,762,020	$11.84

SOSAR Grants
Weighted average grant date fair value per share	$4.67		$2.83
Aggregate grant date fair value (in thousands)	$2,117		$2,957
Black-Scholes Assumptions
Dividend yield	2.60%		3.63%
Risk free rate of return	2.51		2.26
Volatility	42.32		40.59
Expected life	6 yrs		6 yrs

     The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2010	2009

Three months ended	$486	$596
Nine months ended	1,671	1,293

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	September 30
In thousands	2010	2009

Pension Benefits
Service cost	$2,415	$2,158
Interest cost	5,897	5,861
Expected return on plan assets	(10,046)	(9,884)
Amortization of prior service cost	614	537
Amortization of unrecognized loss	3,314	3,186

Net periodic benefit cost	$2,194	$1,858

Other Benefits
Service cost	$730	$654
Interest cost	843	878
Expected return on plan assets	(134)	(122)
Amortization of prior service cost	(305)	(308)
Amortization of unrecognized loss	385	519

Net periodic benefit cost	$1,519	$1,621

	Nine months ended
	September 30
In thousands	2010	2009

Pension Benefits
Service cost	$7,108	$6,475
Interest cost	17,950	17,582
Expected return on plan assets	(30,190)	(29,663)
Amortization of prior service cost	1,845	1,610
Amortization of unrecognized loss	10,218	9,559

Net periodic benefit cost	$6,931	$5,563

Other Benefits
Service cost	$2,189	$1,963
Interest cost	2,528	2,634
Expected return on plan assets	(403)	(365)
Amortization of prior service cost	(917)	(925)
Amortization of unrecognized loss	1,154	1,556

Net periodic benefit cost	$4,551	$4,863

	September 30,	Dec. 31,
In millions	2010	2009

Pension Plan Assets
Fair value of plan assets at end of period	$499.1	$485.7

GLATFELTER

10.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	September 30
In thousands	2010	2009

Net income	$39,437	$45,994
Foreign currency translation adjustments	22,887	7,892
Amortization of unrecognized retirement obligations, net of tax	2,409	2,465

Comprehensive income	$64,733	$56,351

	Nine months ended
	September 30
In thousands	2010	2009

Net income	$39,166	$77,402
Foreign currency translation adjustments	(11,922)	15,945
Amortization of unrecognized retirement obligations, net of tax	7,496	7,077

Comprehensive income	$34,740	$100,424

11.	INVENTORIES
     Inventories, net of reserves, were as follows:

	Sept. 30,	Dec. 31,
In thousands	2010	2009

Raw materials	$54,417	$44,150
In-process and finished	86,460	78,340
Supplies	52,931	45,880

Total	$193,808	$168,370

12.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	Sept. 30,	Dec. 31,
In thousands	2010	2009

Revolving credit facility, due April 2011	n/a	$—
Revolving credit facility, due May 2014	$—	—
Term Loan, due April 2011	—	14,000
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,363	—
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,058	250,695
Less current portion	—	(13,759)

Long-term debt, net of current portion	$332,058	$236,936

     On April 29, 2010, we entered into a new four-year, $225 million, multi-currency, revolving credit agreement with a consortium of banks. The new agreement replaced and terminated our revolving credit agreement due April 2011 and matures May 31, 2014.
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
     On February 5, 2010, we issued an additional $100 million in aggregate principal amount of 7⅛% Notes due 2016 (together with the April 28, 2006 offering, the “Senior Notes”). The notes were issued at 95.0% of the principal amount. Net proceeds from this offering after deducting offering fees and expenses, were used to fund, in part, the Concert acquisition. The original issue discount is being accreted as a charge to income on the effective interest method.
     Interest on the Senior Notes accrues at the rate of 7⅛% per annum and is payable semiannually in arrears on May 1 and November 1.
     The Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement that accelerates the debt outstanding

GLATFELTER

thereunder. As of September 30, 2010, we were not aware of any violations of our debt covenants.
     In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During the first nine months of 2010, GPW Virginia received aggregate interest income of $0.8 million under the Glawson note receivable and the Company Note and, in turn, interest expense of $0.5 million under the 2008 Term Loan.
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
     As of September 30, 2010 and December 31, 2009, we had $6.7 million and $5.7 million, respectively, of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit outstanding as of September 30, 2010, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
13.	ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to an upward revision in the fourth quarter of 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being depreciated as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first nine months of 2010 and 2009:

In thousands	2010	2009

Balance at January 1,	$11,292	$11,606
Accretion	457	472
Payments	(1,008)	(1,697)

Balance at September 30,	$10,741	$10,381

     Of the total liability at September 30, 2010, $1.5 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $9.2 million is recorded under the caption “Other long-term liabilities.”
14.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND FINANCIAL DERIVATIVES
     The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Fixed-rate bonds	$295,363	$300,250	$200,000	$196,750
Variable rate debt	36,695	38,525	50,695	51,209

Total	$332,058	$338,775	$250,695	$247,959

     As of September 30, 2010, we had $300.0 million of 7⅛% fixed rate debt, $100.0 million of which is recorded

GLATFELTER

net of unamortized original issue discount. This fixed rate debt is publicly registered, but is thinly traded, and therefore, market prices are not readily available. Accordingly, the values set forth above are based on debt instruments with similar characteristics, or Level 2. The fair value of the remaining debt instruments was estimated using discounted cash flow models based on interest rates obtained from readily available, independent sources, or Level 3.
     As part of our overall risk management practices, we enter into foreign exchange forward contracts primarily designed to mitigate the impact changes in currency exchange rates have on intercompany financing transactions. All such contracts are not designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contract and the offsetting underlying intercompany transactions are reflected in the accompanying statement of operations under the caption “Other – net.” The fair values of the foreign exchange forward contracts are considered to be Level 2 and are recorded in the accompanying consolidated balance sheet under the caption “Prepaid and other current assets” and “Other current liabilities.”
     As of September 30, 2010, we had the following outstanding foreign exchange forward contracts, all of which have original maturities of one month and mature on October 29, 2010:

In millions	Notional

Sell euro for US dollar		€62.0
Buy euro for US dollar		€1.1
Buy euro for Bristish pound		€4.5
Sell GBP for US dollar		£2.3
Sell Canadian dollar for US dollar	C$	6.0
Sell Philippine peso for US dollar	PHP	247.0

     The net fair value of the contracts set forth above was a liability of $0.9 million at September 30, 2010.
15.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
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

GLATFELTER

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
     As is discussed more fully below in this Note 15, the current state of our exposure to liability for contamination at the Site is as follows:
     (a) EPA has ordered us and other parties, including Appleton Papers Inc. (“API”) and NCR Corporation (“NCR”) to implement the remedy in OU2-5;
     (b) a federal district court has ruled that neither API nor NCR may recover in contribution from either us or any other of the paper recyclers ordered by EPA to clean up the Site any costs of response or any NRDs that either of them incur or pay in connection with the Site; NCR and API have stated their intention to appeal this ruling;
     (c) we have completed the remedy in OU1 in conjunction with WTM I Company (“WTM I”) and with some financial contribution from Menasha Corporation (“Menasha”) and API/NCR; we have also made payments toward NRDs and other costs of response at the site;
     (d) the same federal district court is currently considering whether we and WTM I have a right to recover those response costs and payments of NRDs described in subsection (c) above from NCR and API; and
     (e) the United States and the State of Wisconsin have commenced a lawsuit against us and eleven other parties in federal district court seeking to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as injunctive relief to require remedial action with respect to Operable Units 2-5 as called for by the order referred to in subsection (a) above.
     Cleanup Decisions. Our liability exposure depends importantly on the decisions made by EPA and the
Wisconsin Department of Natural Resources (“WDNR”) as to how the Site will be cleaned up and consequently the costs and timing of those response actions. The nature of the response actions has been highly controversial. EPA issued a record of decision (“ROD”) selecting response actions for OU1 and OU2 in December 2002. EPA issued a separate ROD selecting response actions for OU3, OU4, and OU5 in March 2004 and in June 2007.
     EPA amended the RODs for OUs 2-5 in June 2007 to require less dredging and more capping and covering of sediments containing PCBs. The governments have concluded that these methods will result in a reduction in the costs for this portion of the cleanup. Others disagree. Likewise, in June 2008, EPA also amended the ROD for OU1.
     The governments’ lawsuit may allow for litigation over the selection of the remedy. If that issue were to be litigated, and if we were to be successful in modifying the remedy, our exposure could be reduced materially.
     NRD Assessment. The Natural Resources Trustees have engaged in work to assess NRDs at and arising from the Site. The United States and the State of Wisconsin allege in their lawsuit that various documents prepared by the Trustees taken together constitute a required NRD Assessment under the regulations. We disagree. The Trustees’ 2009 estimate of NRDs and associated costs ranges from $287 million to $423 million, some of which has already been satisfied. With specific respect to NRD claims, we and others contended that the Trustees’ claims are barred or otherwise defendable on a number of legal bases including that the applicable three year statute of limitations has expired.
     Past Costs Demand. By letter dated January 15, 2009, EPA demanded that we and six other parties reimburse EPA for approximately $17.6 million in costs that EPA claims it incurred as necessary costs of response not subject to any other agreement in this matter. In response, we and the other parties which were contacted notified the EPA that the supporting documentation provided by EPA did not allow us fully to evaluate this demand and we requested that the EPA provide additional supporting information for the claimed costs. EPA has not yet responded to this request. The governments allege in their lawsuit that the United States has incurred more than $16.5 million in unreimbursed response costs for the Site and that the State of Wisconsin has incurred certain other, unspecified, unreimbursed responses costs. Accordingly we are unable to estimate reasonably our potential liability for these costs.
     Work Under Agreements, Orders, and Decrees. As we mention above, our exposure to liability depends on the amount of work done, costs incurred, and damages

GLATFELTER

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
     Notably, in April 2004, the United States District Court for the Eastern District of Wisconsin entered a consent decree (“OU1 Consent Decree”) in United States v. P.H. Glatfelter Co., No. 2:03-cv-949, under which we and WTM I Corp. have been implementing the remedy in OU1. We have divided costs evenly, but have received a $7 million contribution from Menasha Corp. and a $10 million contribution that the United States taken from a separate settlement in United States v. Appleton Papers Inc., No. 2:01-cv-816, that obligated NCR and Appleton Papers to contribute to certain NRD projects. In June 2008, the parties entered into an amendment to the OU1 Consent Decree (“Amended OU1 Consent Decree”). This amendment allowed for implementation of the amended remedy for OU1 and committed us and WTM I to implement that remedy without a cost limitation on that commitment. We and WTM I have substantially completed the amended remedy for OU1 other than monitoring and maintenance.
     Further, in November 2007, EPA issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc., CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, us, U.S. Paper Mills Corp., and WTM I Company directing those respondents to implement the amended remedy in OU2-5. Shortly following issuance of the UAO, Appleton Papers Inc. and NCR Corp. commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA. However, in February 2009, the EPA sent a demand to each of the respondents on the UAO other than WTM I seeking payment of the government’s oversight costs under the UAO for the period from November 2007 through August 2008. In February 2009, we notified the EPA that we believed that its demand could prove distracting to litigation commenced by Appleton Papers and NCR against the other UAO respondents. In order to remove this distraction, and in the spirit of cooperation, we stated that we would satisfy the EPA’s demand, an amount which was insignificant, in full. We paid this amount. Others have satisfied subsequent, insignificant demands by EPA for oversight costs.
     Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. On February 26, 2010, EPA issued an “explanation of Significant Differences”—a document explaining changes to a remedy (“ESD”), including changes in cost, that are significant but which do not require the issuance of a new Record of Decision. In that ESD, EPA estimated the cost for the OU 2-5 remedy to be $701 million. EPA estimates costs as a range, in this case from $491 million to $1.05 billion. This estimate is slightly different than, but not inconsistent with, an estimate of the total cost for remediation of the Site that the Governments prepared for purposes of justifying a recent “de minimis” settlement with certain parties whose liability at the Site the United States and the Governments believe to be insignificant. That settlement was approved by the federal court in Green Bay on December 16, 2009. In their brief in support of that settlement, the Governments estimated the total past costs incurred at the Site – including the OU1 project — to be $200 million. In addition, they estimated the cost of implementing the remedy set forth in the amended ROD for OU2-5 (the downstream portions of the Site) to total between $600 million and $700 million exclusive of amounts already spent. For purposes of the settlement, the Governments took the high end of that range and applied a 50% contingency to arrive at a cost estimate for future cleanup work of $1.05 billion. Based upon independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that future costs to implement the amended remedy for OU2-5 are likely to fall between $700 million and $1.05 billion.
     NRDs. The Trustees have claimed that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. In their recently filed brief, they further claim that this range should be inflated to 2009 dollars and then certain unreimbursed past assessment costs should be added, so that the range of their claim would be $287 million to $423 million. We deny (a) liability for most of these NRDs, (b) that if anyone is liable, that we are jointly and severally liable for the full amount; and (c) that the Trustees can pursue this claim at this late date as the limitations period for NRD claims is three years from discovery.
     Allocation. Since 1991, various potentially responsible parties have, without success, attempted to

GLATFELTER

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
     As described above, we have counterclaims against NCR and Appleton Papers Inc. to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Fox River site. Other defendants have similar claims. On January 20, 2010, the Court issued an order inviting submissions from the parties as to whether the counterclaims of the defendants, as well as certain additional claims, could be resolved without a trial within approximately six months. On April 3, 2010, we and others, including NCR and Appleton Papers Inc., filed separate motions for summary judgment on the counterclaims of the defendants. In the aggregate, the defendants’ motions seek a declaration that NCR and Appleton Papers, Inc. are liable to them for any future costs defendants may come to pay and seek recovery of just less than $210 million in past costs, plus interest on some of the recovery. Our summary judgment motion sought recovery of $58.6 million in past costs and the declaration. The Court has not yet ruled on any of the separate motions for summary judgment on the counterclaims of the defendants.
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

GLATFELTER

responsibility for costs and damages arising from the presence of PCBs in OU1.
     Other Litigation. On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp., No. 1:10-cv-910-WCG (the “Government Action”), against twelve parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as injunctive relief to require remedial action with respect to Operable Units 2-5. Although we have not filed our answer to the Government Action and are in the process of reviewing the Government Action, we continue to believe that we have substantial defenses to the claims included in the Government Action, as well as claims for contribution and counterclaims against other parties including the United States.
     Simultaneously with their filing of the Government Action, the United States and Wisconsin provided notice of a proposed settlement of their claims against one of the defendants, Georgia-Pacific Consumer Products LP. The terms of this proposed settlement were set forth in a proposed consent decree. The United States will not move for entry of the consent decree until it has published the proposed consent decree and received public comments on the proposed consent decree. If the United States were to move for entry of the consent decree and were the court to enter the decree as a judgment, that settlement would limit the Company’s ability, or any other party’s ability, to seek contribution from Georgia-Pacific in this matter. The proposed consent decree calls for payment of $6 million plus interest to the Wisconsin Department of Natural Resources and $1 million plus interest to the EPA’s Hazardous Substance Response Superfund. Payments made by Georgia-Pacific under that consent decree should offset the governments’ recoveries against any other party dollar-for-dollar.
     Reserves for the Fox River Site. As of September 30, 2010, our reserve for our claimed liability at the Fox River, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of OU2-5, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $17.0 million. No additional amounts were accrued during 2010 or 2009. Of our total reserve for the Fox River, $0.6 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remaining is recorded under the caption “Other long term liabilities.”
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
     We believe that we have strong defenses to liability for remediation of OU2-5 including the existence of ample data that indicate that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for cleanup in OU2-5. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the OU2-5 work, and filed the Government Action seeking, in part, the same relief. NCR and Appleton Papers commenced the Whiting Litigation and joined us and others as defendants, but did not prevail. Additional claims are likely to be filed in the litigation associated with the remediation of the Site.
     Even if we are not successful in establishing that we are not liable for the remediation of OU2-5, we do not believe that we would be allocated a significant percentage share of liability in any equitable allocation of the remediation costs and other potential damages associated with OU2–5. The accompanying consolidated financial statements do not include reserves for defense costs for the Whiting Litigation, the Government Action, or any future defense costs related to our involvement at the Fox River which could be significant.
     In setting our reserve for the Fox River, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation, and assumed that we will not bear the entire cost of remediation and damages to the exclusion of other known PRPs at the Site who are also potentially jointly and severally liable. The existence and ability of other PRPs to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on each PRP and

GLATFELTER

any known insurance, indemnity or cost sharing agreements between PRPs and third parties. In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Fox River site.
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
     We previously entered into interim cost-sharing agreements with four of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These Interim Cost Sharing Agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the Court’s December 16, 2009 ruling in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.
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
     Summary. Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. If we are not successful in obtaining acknowledgment that the remedial work at OU1 has been substantially completed and/or should a court grant the United States relief which requires us either to perform directly or to contribute significant amounts towards remedial action at Operable Units 2-5 or to natural resource damages, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

GLATFELTER

16. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

	Three months ended September 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$217.3	$211.6	$103.7	$100.7	$58.0	$—	$—	$—	$379.1	$312.4
Energy and related sales, net	3.3	2.1	—	—	—	—	—	—	3.3	2.1

Total revenue	220.6	213.8	103.7	100.7	58.0	—	—	—	382.4	314.5
Cost of products sold	184.3	178.1	85.6	85.7	54.9	—	1.8	(31.8)	326.7	232.0

Gross profit	36.3	35.7	18.2	15.0	3.1	—	(1.8)	31.8	55.7	82.5
SG&A	13.4	14.9	8.5	9.2	1.9	—	4.1	5.3	27.8	29.3
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.2)	—	(0.2)	—

Total operating income (loss)	22.9	20.8	9.7	5.8	1.2	—	(5.7)	26.5	28.1	53.2
Non-operating income (expense)	—	—	—	—	—	—	(6.6)	(4.0)	(6.6)	(4.0)

Income (loss) before income taxes	$22.9	$20.8	$9.7	$5.8	$1.2	$—	$(12.3)	$22.5	$21.5	$49.2

Supplementary Data
Net tons sold	195.4	199.9	22.8	20.2	22.1	—	—	—	240.3	220.1
Depreciation, depletion and amortization	$8.9	$10.6	$5.7	$6.1	$2.0	$—	$—	$—	$16.6	$16.8
Capital expenditures	5.1	2.1	2.7	3.2	—	—	—	—	7.8	5.2

	Nine months ended September 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$633.8	$595.6	$307.2	$287.3	$138.1	$—	$—	$—	$1,079.2	$882.9
Energy and related sales, net	8.8	6.2	—	—	—	—	—	—	8.8	6.2

Total revenue	642.6	601.8	307.2	287.3	138.1	—	—	—	1,088.0	889.1
Cost of products sold	560.9	528.2	255.8	246.1	130.4	—	5.6	(70.0)	952.6	704.3

Gross profit	81.7	73.6	51.5	41.2	7.8	—	(5.6)	70.0	135.4	184.8
SG&A	40.1	40.8	26.6	26.3	4.4	—	20.2	13.3	91.3	80.4
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.3)	(0.7)	(0.3)	(0.7)

Total operating income (loss)	41.6	32.8	24.9	14.9	3.4	—	(25.4)	57.4	44.4	105.1
Non-operating income (expense)	—	—	—	—	—	—	(22.3)	(13.1)	(22.3)	(13.1)

Income (loss) before income taxes	$41.6	$32.8	$24.9	$14.9	$3.4	$—	$(47.8)	$44.3	$22.1	$92.0

Supplementary Data
Net tons sold	576.3	556.2	67.1	59.4	53.2	—	—	—	696.6	615.6
Depreciation, depletion and amortization	$26.2	$28.4	$17.6	$17.5	$5.0	$—	$—	$—	$48.8	$45.8
Capital expenditures	13.8	9.1	6.0	7.5	3.5	—	—	0.1	23.3	16.7

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

GLATFELTER

17. GUARANTOR FINANCIAL STATEMENTS
     Our Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries: PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.
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
Condensed Consolidating Statement of Income for the
three months ended September 30, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$217,335	$13,086	$161,762	$(13,086)	$379,097
Energy and related sales — net	3,312	—	—	—	3,312

Total revenues	220,647	13,086	161,762	(13,086)	382,409
Costs of products sold	187,526	11,579	140,643	(13,079)	326,669

Gross profit	33,121	1,507	21,119	(7)	55,740
–Selling, general and administrative expenses	16,506	591	10,685	—	27,782
Gains on dispositions of plant, equipment and timberlands, net	(123)	—	(27)	—	(150)

Operating income	16,738	916	10,461	(7)	28,108
Non-operating income (expense)
Interest expense	(6,254)	—	(311)	—	(6,565)
Interest income	(52)	2,036	(1,282)	(470)	232
Other income (expense) — net	9,195	27	14	(9,487)	(251)

Total other income (expense)	2,889	2,063	(1,579)	(9,957)	(6,584)

Income (loss) before income taxes	19,627	2,979	8,882	(9,964)	21,524
Income tax provision (benefit)	(19,810)	492	1,585	(180)	(17,913)

Net income	$39,437	$2,487	$7,297	$(9,784)	$39,437

Condensed Consolidating Statement of Income for the three months ended September 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$211,635	$12,816	$100,723	$(12,816)	$312,358
Energy and related sales — net	2,132	—	—	—	2,132

Total revenues	213,767	12,816	100,723	(12,816)	314,490
Costs of products sold	147,464	11,568	85,808	(12,815)	232,025

Gross profit	66,303	1,248	14,915	(1)	82,465
Selling, general and administrative expenses	19,495	566	9,242	—	29,303
Gains on dispositions of plant, equipment and timberlands, net	(8)	(1)	—	—	(9)

Operating income	46,816	683	5,673	(1)	53,171
Non-operating income (expense)
Interest expense	(4,148)	—	(380)	—	(4,528)
Interest income	1,230	1,115	(202)	(1,825)	318
Other income (expense) — net	339	45	86	(266)	204

Total other income (expense)	(2,579)	1,160	(496)	(2,091)	(4,006)

Income (loss) before income taxes	44,237	1,843	5,177	(2,092)	49,165
Income tax provision (benefit)	(1,757)	929	4,699	(700)	3,171

Net income (loss)	$45,994	$914	$478	$(1,392)	$45,994

GLATFELTER

Condensed Consolidating Statement of Income for the
nine months ended September 30, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$633,778	$37,440	$445,375	$(37,440)	$1,079,153
Energy and related sales — net	8,834	—	—	—	8,834

Total revenues	642,612	37,440	445,375	(37,440)	1,087,987
Costs of products sold	571,217	32,272	386,354	(37,272)	952,571

Gross profit	71,395	5,168	59,021	(168)	135,416
Selling, general and administrative expenses	56,088	1,759	33,452	—	91,299
Gains on dispositions of plant, equipment and timberlands, net	(123)	(168)	(27)	—	(318)

Operating income	15,430	3,577	25,596	(168)	44,435
Non-operating income (expense)
Interest expense	(18,059)	—	(986)	—	(19,045)
Interest income	(777)	5,456	(3,339)	(770)	570
Other income (expense) — net	16,870	(1,290)	3,225	(22,673)	(3,868)

Total other income (expense)	(1,966)	4,166	(1,100)	(23,443)	(22,343)

Income (loss) before income taxes	13,464	7,743	24,496	(23,611)	22,092
Income tax provision (benefit)	(25,702)	2,046	6,944	(362)	(17,074)

Net income (loss)	$39,166	$5,697	$17,552	$(23,249)	$39,166

Condensed Consolidating Statement of Income for the nine months ended September 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$595,606	$35,306	$287,283	$(35,306)	$882,889
Energy and related sales — net	6,194	—	—	—	6,194

Total revenues	601,800	35,306	287,283	(35,306)	889,083
Costs of products sold	461,449	32,016	246,301	(35,463)	704,303

Gross profit	140,351	3,290	40,982	157	184,780
Selling, general and administrative expenses	51,819	1,639	26,906	—	80,364
Gains on dispositions of plant, equipment and timberlands, net	20	(701)	—	—	(681)

Operating income	88,512	2,352	14,076	157	105,097
Non-operating income (expense)
Interest expense	(12,867)	(5)	(1,926)	—	(14,798)
Interest income	745	4,023	(310)	(2,875)	1,583
Other income (expense) — net	7,464	1,274	(92)	(8,560)	86

Total other income (expense)	(4,658)	5,292	(2,328)	(11,435)	(13,129)

Income (loss) before income taxes	83,854	7,644	11,748	(11,278)	91,968
Income tax provision (benefit)	6,452	3,169	5,979	(1,034)	14,566

Net income (loss)	$77,402	$4,475	$5,769	$(10,244)	$77,402

GLATFELTER

Condensed Consolidating Balance Sheet as of September 30, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$32,208	$445	$30,680	$—	$63,333
Other current assets	269,385	447,644	214,479	(511,781)	419,727
Plant, equipment and timberlands — net	244,396	6,952	372,435	—	623,783
Other assets	811,694	166,456	106,678	(858,936)	225,892

Total assets	$1,357,683	$621,497	$724,272	$(1,370,717)	$1,332,735

Liabilities and Shareholders’ Equity
Current liabilities	$330,107	$42,077	$360,681	$(524,060)	$208,805
Long-term debt	295,363	—	36,695	—	332,058
Deferred income taxes	71,123	13,811	44,668	(39,640)	89,962
Other long-term liabilities	123,763	13,663	13,031	14,126	164,583

Total liabilities	820,356	69,551	455,075	(549,574)	795,408
Shareholders’ equity	537,327	551,946	269,197	(821,143)	537,327

Total liabilities and shareholders’ equity	$1,357,683	$621,497	$724,272	$(1,370,717)	$1,332,735

Condensed Consolidating Balance Sheet as of December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$76,970	$985	$57,465	$—	$135,420
Other current assets	275,490	260,834	148,090	(299,778)	384,636
Plant, equipment and timberlands — net	255,886	6,921	207,825	—	470,632
Other assets	600,116	145,304	75,731	(621,545)	199,606

Total assets	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities	$301,908	$1,357	$179,273	$(296,428)	$186,110
Long-term debt	200,241	—	36,695	—	236,936
Deferred income taxes	71,035	15,347	26,284	(15,998)	96,668
Other long-term liabilities	124,574	13,531	9,654	12,117	159,876

Total liabilities	697,758	30,235	251,906	(300,309)	679,590
Shareholders’ equity	510,704	383,809	237,205	(621,014)	510,704

Total liabilities and shareholders’ equity	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

GLATFELTER

Condensed Consolidating Statement of Cash Flows for
the nine months ended September 30, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(67,569)	$135,481	$56,238	$(770)	$123,380
Investing activities
Purchase of plant, equipment and timberlands	(13,297)	(518)	(9,454)	—	(23,269)
Proceeds from disposal plant, equipment and timberlands	124	182	27	—	333
Repayments from (advances of) intercompany loans, net	(8,049)	(134,715)	5,393	137,371	—
Acquisition of Concert Industries Corp., net of cash acquired	—	—	(229,080)	—	(229,080)

Total investing activities	(21,222)	(135,051)	(233,114)	137,371	(252,016)
Financing activities
Net (repayments of) proceeds from indebtedness	75,703	—	(2,979)	—	72,724
Payment of dividends to shareholders	(12,556)	—	—	—	(12,556)
(Repayments) borrowings of intercompany loans, net	(19,265)	(200)	156,836	(137,371)	—
Proceeds from stock options and other	147	—	—	—	147
Payment of intercompany dividends	—	(770)	—	770	—

Total financing activities	44,029	(970)	153,857	(136,601)	60,315
Effect of exchange rate on cash	—	—	(3,766)	—	(3,766)

Net decrease in cash	(44,762)	(540)	(26,785)	—	(72,087)
Cash at the beginning of period	76,970	985	57,465	—	135,420

Cash at the end of period	$32,208	$445	$30,680	$—	$63,333

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$67,340	$5,990	$49,059	$(2,875)	$119,514
Investing activities
Purchase of plant, equipment and timberlands	(9,057)	(138)	(7,509)	—	(16,704)
Proceeds from disposal plant, equipment and timberlands	—	728	—	—	728
Proceeds from installment note receivable	—	—	37,850	—	37,850
Repayments from (advances of) intercompany loans, net	5,135	1,018	—	(6,153)	—

Total investing activities	(3,922)	1,608	30,341	(6,153)	21,874
Financing activities
Net repayments of indebtedness	(13,623)	—	(36,640)	—	(50,263)
Payment of dividends to shareholders	(12,433)	—	—	—	(12,433)
(Repayments) borrowings of intercompany loans, net	(1,018)	(5,200)	65	6,153	—
Payment of intercompany dividends	—	(2,875)	—	2,875	—

Total financing activities	(27,074)	(8,075)	(36,575)	9,028	(62,696)
Effect of exchange rate on cash	—	—	5,314	—	5,314

Net increase (decrease) in cash	36,344	(477)	48,139	—	84,006
Cash at the beginning of period	8,860	756	22,618	—	32,234

Cash at the end of period	$45,204	$279	$70,757	$—	$116,240

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
     Overview On February 12, 2010, we completed the acquisition of Concert Industries Corp. (“Concert”), a manufacturer of highly absorbent cellulose based airlaid non-woven materials with annual revenue in 2009 of $203 million. Our results of operations for the first nine months of 2010 include the results of Concert prospectively since the acquisition was completed.

GLATFELTER

     Our reported results of operations for the first nine months of 2010 when compared with the same period of 2009 are lower primarily due to the amount of tax-related credits recorded in each period associated with cellulosic or alternative fuel mixtures. For the first nine months of 2010 net income included $23.1 million benefit from cellulosic biofuel credits compared to $63.3 million alternative fuel mixture credits for the first nine months of 2009.
     In addition, our 2010 year to date results include an aggregate of $10.4 million, after-tax, of acquisition and integration costs, together with a loss on forward foreign currency contracts that hedged the Canadian dollar purchase price, of the Concert acquisition. The loss on the hedged purchase price was $3.4 million, net of realized currency translation gains, and is presented under the caption “Other-net” in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2010.
     Operationally, our results were favorably affected by higher volumes shipped associated with improving demand in many of the markets served by our businesses and the inclusion of Concert. Higher average selling prices offset the adverse affect of rising input costs, particularly purchased pulp. Our results for the first nine months of 2009 were adversely impacted by market related downtime in both the Specialty Papers and Composite Fibers business units related to the weak economic environment. During 2010, demand for our products improved and, as a results, we did not incur market related downtime.
RESULTS OF OPERATIONS
Nine months ended September 30, 2010 versus the
Nine months ended September 30, 2009
     The following table sets forth summarized results of operations:

	Nine months ended September 30
In thousands, except per share	2010	2009

Net sales	$1,079,153	$882,889
Gross profit	135,416	184,780
Operating income	44,435	105,097
Net income	39,166	77,402
Earnings per share	0.85	1.69

     The consolidated results of operations for the nine months ended September 30, 2010 and 2009 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2010
Cellulosic biofuel/alternative fuel mixture credit	$23,100	$0.50
Acquisition and integration costs	(8,728)	(0.18)
Foreign currency hedge on acquisition price	(1,673)	(0.04)

2009
Cellulosic biofuel/alternative fuel mixture credit	$63,308	$1.38

     The above items increased earnings by $12.7 million, or $0.28 per diluted share, in first nine months of 2010 and increased earnings by $63.3 million, or $1.38 per diluted share, in the first nine months of 2009.

Business Units	Nine months ended September 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$633.8	$595.6	$307.2	$287.3	$138.1	$—	$—	$—	$1,079.2	$882.9
Energy and related sales, net	8.8	6.2	—	—	—	—	—	—	8.8	6.2

Total revenue	642.6	601.8	307.2	287.3	138.1	—	—	—	1,088.0	889.1
Cost of products sold	560.9	528.2	255.8	246.1	130.4	—	5.6	(70.0)	952.6	704.3

Gross profit	81.7	73.6	51.5	41.2	7.8	—	(5.6)	70.0	135.4	184.8
SG&A	40.1	40.8	26.6	26.3	4.4	—	20.2	13.3	91.3	80.4
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.3)	(0.7)	(0.3)	(0.7)

Total operating income (loss)	41.6	32.8	24.9	14.9	3.4	—	(25.4)	57.4	44.4	105.1
Non-operating income (expense)	—	—	—	—	—	—	(22.3)	(13.1)	(22.3)	(13.1)

Income (loss) before income taxes	$41.6	$32.8	$24.9	$14.9	$3.4	$—	$(47.8)	$44.3	$22.1	$92.0

Supplementary Data
Net tons sold	576.3	556.2	67.1	59.4	53.2	—	—	—	696.6	615.6
Depreciation, depletion and amortization	$26.2	$28.4	$17.6	$17.5	$5.0	$—	$—	$—	$48.8	$45.8
Capital expenditures	13.8	9.1	6.0	7.5	3.5	—	—	0.1	23.3	16.7

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
     Sales and Costs of Products Sold

	Nine months ended
	September 30
In thousands	2010	2009		Change

Net sales	$1,079,153	$882,889		$196,264
Energy and related sales — net	8,834	6,194		2,640

Total revenues	1,087,987	889,083		198,904
Costs of products sold	952,571	704,303	(1)	248,268

Gross profit	$135,416	$184,780		$(49,364)

Gross profit as a percent of Net sales	12.5%	20.9%

(1)	Includes $73.8 million of alternative fuel mixture credits.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended
	September 30
Percent of Total	2010	2009

Business Unit
Specialty Papers	58.7%	67.5%
Composite Fibers	28.5	32.5
Advanced Airlaid Material	12.8	—

Total	100.0%	100.0%

     Net sales for the first nine months of 2010 were $1,079.2 million, a 22.2% increase compared with $882.9 million for the same period of 2009, reflecting stronger business activity in the our Specialty Papers and Composite Fibers business units and the inclusion of Concert, now operated and reported as Advanced Airlaid Materials business unit.
     In the Specialty Papers business unit, net sales for the first nine months of 2010 increased $38.2 million, or 6.4%, to $633.8 million. The increase was primarily due to higher volumes shipped and a $15.3 million benefit from higher selling prices.
     Specialty Papers’ operating profit in the first nine months of 2010 improved by $8.8 million compared with the same period of 2009 primarily due to higher selling prices, a 3.6% increase in volumes shipped and the lack of market related downtime. These favorable factors were partially offset by higher maintenance costs primarily associated with the annual mill outages and with unplanned production interruptions.
     We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for the first nine months of 2010 and 2009:

In thousands	2010	2009	Change

Energy sales	$11,520	$15,268	$(3,748)
Costs to produce	(7,912)	(9,074)	1,162

Net	3,608	6,194	(2,586)
Renewable energy credits	5,226	—	5,226

Total	$8,834	$6,194	$2,640

GLATFELTER

     Prior to March 31, 2010, all energy sales were made pursuant to a long-term contract that expired at the end of the first quarter 2010. We continue to sell power but at market rates, the forward pricing for which is approximately 35% below the expired contract rate. We expect increased volatility and lower overall profitability.
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
     In Composite Fibers, net sales for the first nine months of 2010 were $307.2 million, an increase of $20.0 million, or 6.9%, from the same period of 2009. The improvement reflects strengthening demand in each of its product lines as volumes shipped increased 12.9%. On a constant currency basis, average selling prices were lower by $2.0 million, and the translation of foreign currencies unfavorably affected net sales by approximately $8.3 million.
     Lower raw material and energy costs, primarily natural gas, favorably affected this business unit’s profitability by $4.0 million. In addition, improving market conditions and business development increased production volumes eliminating market-driven down time. On a net basis, Composite Fibers’ operating profit increased $10.0 million, or 67.6%, in the period-to-period comparison.
     Results for Advanced Airlaid Materials are included from February 12, 2010, the date of the Concert acquisition. This business unit’s results were unfavorably affected by rising input costs that outpaced the timing of increases in selling prices. In addition, results were adversely impacted by operating inefficiencies and by $1.4 million as a result of charging cost of products sold for the write-up of acquired inventory to fair value.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended
	September 30
In thousands	2010	2009	Change

Recorded as:
Costs of products sold	$5,294	$3,756	$1,538
SG&A expense	1,637	1,807	(170)

Total	$6,931	$5,563	$1,368

     The amount of pension expense recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year. The primary reason for the increase in pension expense in the comparison is due to changes in discount rates used.
     Selling, general and administrative (“SG&A”) expenses totaled $91.3 million, a $10.9 million increase primarily due to acquisition and integration related costs associated with the Concert transaction and $4.4 million of SG&A from the inclusion of the acquired operations.
     Income taxes For the first nine months of 2010, we recorded an income tax benefit of $17.1 million on $22.1 million of pretax income. The comparable amounts in the same period of 2009 were income tax expense of $14.6 million on $92.0 million of pretax income. The benefit in 2010 was due to $23.1 million of cellulosic biofuel credits, net, recorded as an income tax benefit in the third quarter of 2010 as further discussed below. In addition, the 2010 year to date results of operations includes $14.8 million of acquisition and integration costs, most of which are non-deductible. The higher tax provision in 2009 was primarily due to the $75.6 million of alternative fuel mixture credit earned in that period.
     Cellulosic Biofuel Production Credit In March 2010, our application to be registered as a cellulosic biofuel producer was approved by the Internal Revenue Service. The U.S. Internal Revenue Code provides a non refundable tax credit equal to $1.01 per gallon for taxpayers that produce cellulosic biofuel. In a memorandum dated June 28, 2010, the Internal Revenue Service issued guidance concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and no further certification of eligibility was needed.
     In connection with the filing of our 2009 income tax return, we claimed $23.1 million, net of taxes, of CBPC, and as a result we expect to receive $14.8 million of a cash tax refund during the fourth quarter. The CBPC claimed is attributable to black liquor produced and burned from January 1, 2009 through February 20, 2009, the date we began mixing black liquor and diesel fuel to qualify for alternative fuel mixture credits.

GLATFELTER

     In October 2010, the IRS issued further guidance concluding that both the alternative fuel mixture credit and the cellulosic bio-fuel production credit can be claimed in the same year, but only for different volumes of black liquor.
     We are in the process of evaluating opportunities, if any, to claim additional credits from qualifying activities.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first nine months of 2010, Euro functional currency operations generated approximately 24.9% of our sales and 23.8% of operating expenses and British Pound Sterling operations represented 8.8% of net sales and 8.6% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on the first nine months of 2010 reported results compared to the first nine months 2009:

Nine months
In thousands	ended September 30
Favorable
(unfavorable)
Net sales	$(8,255)
Costs of products sold	5,785
SG&A expenses	422
Income taxes and other	292

Net income	$(1,756)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three months ended September 30, 2010 versus the Three months ended September 30, 2009
     The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2010	2009

Net sales	$379,097	$312,358
Gross profit	55,740	82,465
Operating income	28,108	53,171
Net income	39,437	45,994
Earnings per share	0.85	1.00

     The consolidated results of operations for the three months ended September 30, 2010 and 2009 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2010
Cellulosic biofuel/alternative fuel mixture credit	$23,100	$0.50
Acquisition and integration costs	(407)	(0.01)

2009
Cellulosic biofuel/alternative fuel mixture credit	$32,890	$0.72

     The above items increased earnings by $22.7 million, or $0.49 per diluted share, in third quarter of 2010 and increased earnings by $32.9 million, or $0.72 per diluted share, in the third quarter of 2009.

Business Units	Three months ended September 30
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009

Net sales	$217.3	$211.6	$103.7	$100.7	$58.0	$—	$—	$—	$379.1	$312.4
Energy and related sales, net	3.3	2.1	—	—	—	—	—	—	3.3	2.1

Total revenue	220.6	213.8	103.7	100.7	58.0	—	—	—	382.4	314.5
Cost of products sold	184.3	178.1	85.6	85.7	54.9	—	1.8	(31.8)	326.7	232.0

Gross profit	36.3	35.7	18.2	15.0	3.1	—	(1.8)	31.8	55.7	82.5
SG&A	13.4	14.9	8.5	9.2	1.9	—	4.1	5.3	27.8	29.3
Gains on dispositions of plant, equipment and timberlands	—	—	—	—	—	—	(0.2)	—	(0.2)	—

Total operating income (loss)	22.9	20.8	9.7	5.8	1.2	—	(5.7)	26.5	28.1	53.2
Non-operating income (expense)	—	—	—	—	—	—	(6.6)	(4.0)	(6.6)	(4.0)

Income (loss) before income taxes	$22.9	$20.8	$9.7	$5.8	$1.2	$—	$(12.3)	$22.5	$21.5	$49.2

Supplementary Data
Net tons sold	195.4	199.9	22.8	20.2	22.1	—	—	—	240.3	220.1
Depreciation, depletion and amortization	$8.9	$10.6	$5.7	$6.1	$2.0	$—	$—	$—	$16.6	$16.8
Capital expenditures	5.1	2.1	2.7	3.2	—	—	—	—	7.8	5.2

     The mathematical accuracy of certain amounts set forth above may be impacted by the rounding of the individual line items.
GLATFELTER

     Sales and Costs of Products Sold

	Three months
	ended September 30
In thousands	2010	2009		Change
Net sales	$379,097	$312,358		$66,739
Energy and related sales — net	3,312	2,132		1,180

Total revenues	382,409	314,490		67,919
Costs of products sold	326,669	232,025	(1)	94,644

Gross profit	$55,740	$82,465		(26,725)

Gross profit as a percent of Net sales	14.7%	26.4%

(1)	Includes $33.0 million of alternative fuel mixture credits.
     The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended
	September 30
Percent of Total	2010	2009

Business Unit
Specialty Papers	57.3%	67.8%
Composite Fibers	27.4	32.2
Advanced Airlaid Material	15.3	—

Total	100.0	100.0%

     Net sales for the third quarter of 2010 were $379.1 million, a 21.4% increase compared with $312.4 million for the third quarter of 2009, reflecting stronger market conditions for Composite Fibers and Specialty Papers products, as well as the top-line contributions of the Advanced Airlaid Materials business unit.
     In the Specialty Papers business unit, 2010 third quarter net sales increased $5.7 million, or 2.7%, to $217.3 million. The increase was primarily due to a $12.4 million benefit from higher average selling prices partially offset by lower volumes in the quarter-over-quarter comparison.
     Specialty Papers’ 2010 third quarter-operating profit increased $2.1 million compared with the prior-year quarter as the benefit of higher selling prices was partially offset by $5.8 million of higher raw material costs and $5.6 million of unfavorable operating and production activities primarily due to a press roll failure.
     The following table summarizes sales of excess power and related items for the third quarters of 2010 and 2009:

In thousands	2010	2009	Change

Energy sales	$3,850	$5,127	$(1,277)
Costs to produce	(2,651)	(2,995)	344

Net	1,199	2,132	(933)
Renewable energy credits	2,113	—	2,113

Total	$3,312	$2,132	$1,180

     In Composite Fibers, 2010 third quarter net sales were $103.7 million, an increase of $3.0 million, or 3.0%, from the third quarter of 2009. The improvement in Composite Fibers’ net sales reflects strengthening demand in all of its product lines as volumes shipped increased 13.2%. Net sales increased despite an $8.5 million adverse impact from the translation of foreign currencies and a $0.9 million impact of lower selling prices.
     Composite Fibers’ operating profit increased $3.9 million, or 67.2%, in the quarter-to-quarter comparison. Improved market conditions and business development initiatives increased shipping volumes eliminating the need for market-driven down time together benefiting operating profit by $2.5 million. In addition, improved operating efficiencies contributed $3.6 million more than offset the net negative impact of higher fiber prices.
     Advanced Airlaid Materials’ operating income was negatively impacted by an increase in fluff pulp costs and a lag in related cost pass through arrangements. Operating income was also adversely impacted by operating inefficiencies and a less favorable mix of products sold.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended
	September 30
In thousands	2010	2009	Change

Recorded as:
Costs of products sold	$1,703	$1,254	$449
SG&A expense	491	604	(113)

Total	$2,194	$1,858	$336

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including the fair value of our pension assets as of the beginning of the year.

GLATFELTER

     Selling, general and administrative (“SG&A”) expenses in the third quarter of 2010 totaled $27.8 million, a $1.5 million decrease compared to the same quarter of 2009, as the additional SG&A related to the inclusion of the Concerts results in 2010 were offset by lower incentive compensation, legal and professional costs.
     Income taxes For the third quarter of 2010, we recorded an income tax benefit of $17.9 million on $21.5 million of pretax income. The comparable amounts in the third quarter of 2009 were income tax expense of $3.2 million on $49.2 million of pretax income. The benefit in 2010 was due to $23.1 million of cellulosic biofuel credits, net, recorded in the third quarter of 2010. The higher tax provision in 2009 was primarily due to the $33.0 million of alternative fuel mixture credit earned in that period.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the third quarter of 2010, Euro functional currency operations generated approximately 26.1% of our sales and 25.7% of operating expenses and British Pound Sterling operations represented 8.4% of net sales and 8.2% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on third quarter of 2010 reported results compared to the third quarter of 2009:

Three months
In thousands	ended September 30
Favorable
(unfavorable)
Net sales	$(8,547)
Costs of products sold	6,704
SG&A expenses	574
Income taxes and other	220

Net income	$(1,049)

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
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. The following table summarizes cash flow information for each of the years presented:

	Nine months ended
	September 30
In thousands	2010	2009

Cash and cash equivalents at beginning of period	$135,420	$32,234
Cash provided by (used for)
Operating activities	123,380	119,514
Investing activities	(252,016)	21,874
Financing activities	60,315	(62,696)
Effect of exchange rate changes on cash	(3,766)	5,314

Net cash (used) provided	(72,087)	84,006

Cash and cash equivalents at end of period	$63,333	$116,240

     As of September 30, 2010, we had $63.3 million in cash and cash equivalents and $218.3 million available under our revolving credit agreement. At the end of 2009, we had $135.4 million of cash and $194.3 million available under our revolving credit agreement. Since the refinancing of the revolving credit agreement in April 2010 and the collection of the $54.6 million tax refund discussed below, we have not had any outstanding balances under the revolving credit agreement.
     Operating cash flow improved by $3.9 million in the first nine months of 2010 compared to the same period of 2009. Net cash provided by working capital and other items declined $4.0 million in comparison primarily due to cash used for accounts receivable and less cash generated from inventory reductions. In addition, operating cash flow in the first nine months of 2010 benefited from the collection of a $54.9 million tax refund related to alternative fuel mixture credits. In 2009 we funded an environmental payment associated with the Fox River matter using $6.5 million in cash.

GLATFELTER

     Net cash used by investing activities totaled $252.0 million in the first nine months of 2010 reflecting the Concert acquisition. Capital expenditures totaled $23.3 million and $16.7 million in the first nine months of 2010 and 2009, respectively.
     Net cash provided by financing activities totaled $60.3 million in the first nine months of 2010, reflecting increased borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par. In the comparable period of 2009 net cash used for financing activities totaled $62.7 million, primarily reflecting reductions of debt including $34.0 million repaid in connection with the unwinding of the 2003 timberland installment sale.
     During the first nine months of 2010 and 2009 cash dividends paid on common stock totaled $12.6 million and $12.4 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     The following table sets forth our outstanding long-term indebtedness:

	Sept. 30,	Dec. 31,
In thousands	2010	2009

Revolving credit facility, due April 2011	n/a	$—
Revolving credit facility, due May 2014	$—	$—
Term Loan, due April 2011	—	14,000
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,363	—
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,058	250,695
Less current portion	—	(13,759)

Long-term debt, net of current portion	$332,058	$236,936

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
     Our credit agreement contains a number of customary compliance covenants. A breach of these requirements would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of September 30, 2010, we were not aware of any breach of any such requirements.
     Off-Balance-Sheet Arrangements As of September 30, 2010 and December 31, 2009, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.

GLATFELTER

     Outlook For Specialty Papers, we expect shipping volumes in the fourth quarter of 2010 to be approximately five percent less than the third quarter of 2010 reflecting normal seasonality. Selling prices and input costs are expected to remain substantially unchanged in the same comparison; however, our mix of products sold is expected to be less favorable due to normal market softening in the fourth quarter. In addition, we expect Specialty Papers’ fourth quarter 2010 results relative to the 2010 third quarter to be adversely impacted by normal seasonal downtime, lower energy sales approximating $1 million, and additional LIFO related charges approximating $1 million.
     For Composite Fibers, the Company anticipates shipping volumes, selling prices and input costs in the fourth quarter of 2010 to be relatively in line with the third quarter of 2010. We also expect contracted energy prices to be higher, along with a slightly extended normal seasonal outage in December for maintenance work and inventory alignment as it enters 2011.
     Shipping volumes for the Advanced Airlaid Materials business unit in the fourth quarter of 2010 are expected to be apprioximatelt 5% lower than the third quarter and input costs are expected to remain in line. Selling prices are expected to be approximately $1.4 higher in the fourth quarter as we will contractually pass on the impact of the higher input costs from prior periods. Input costs are expected to be generally in line with third-quarter 2010 levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2010
Dollars in thousands	2010	2011	2012	2013	2014	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond	$300,000	$300,000	$300,000	$300,000	$300,000	$295,363	$300,250
At variable interest rates	36,695	36,695	36,695	1,407	—	36,695	38,525

						$332,058	$338,775

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	1.66	1.66	1.66	1.66	—

The table above presents average principal outstanding and related interest rates for the next five years. The amounts set forth above for fixed rate bonds represent the coupon rate. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2010, we had long-term debt outstanding of $332.1 million, of which $36.7 million or 11.1% was at a variable interest rate.
     Variable-rate debt outstanding represents a cash collateralized borrowing incurred in connection with the 2007 timberland installment sale that accrues interest based on 6 month LIBOR plus a margin. At September 30, 2010, the interest rate paid on variable rate debt was 1.66%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2010, Euro functional currency operations generated approximately 24.9% of our sales and 23.8% of operating expenses and British Pound Sterling operations represented 8.8% of net sales and 8.6% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls On February 12, 2010, we completed the acquisition of Concert Industries Corp. We are in the process of incorporating Concert’s internal controls into our control structure. We consider the ongoing integration of Concert a material change in our internal control over financial reporting.

GLATFELTER

PART II
     ITEM 1.      LEGAL PROCEEDINGS
As more fully described herein in Part I, Item 1 – Financial Statements – Note 15 (“Note 15”), on October 14, 2010, the United States and the State of Wisconsin in an action captioned United States v. NCR Corp., No. 1:10-cv-910-WCG (the “Action”), commenced litigation against twelve parties, including us, in the United States District Court for the Eastern District of Wisconsin. The Action seeks to recover on claims under Superfund arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay Wisconsin (the “Site”). The United States and Wisconsin seek to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as injunctive relief to require remedial action with respect to certain portions of the Site known as Operable Units 2-5.
For a complete discussion of this Action and the Site, refer to Note 15.
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

P. H. GLATFELTER COMPANY (Registrant)
November 9, 2010	By	/s/ David C. Elder
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