Form 10-K
period 2010-12-31
GLATFELTER P H CO
filed 2011-03-11
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Based on the closing price as of June 30, 2010, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $490.7 million.

Common Stock outstanding on March 11, 2011 totaled 45,999,846 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Proxy Statement to be dated on or about March 30, 2011 (Part III).

P. H. GLATFELTER COMPANY
ANNUAL REPORT ON FORM 10-K
For the Year Ended

DECEMBER 31, 2010

PART I

ITEM 1	BUSINESS

Overview  Glatfelter began operations in 1864 and we believe we are one of the world’s leading manufacturers of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, we own and operate manufacturing facilities located in Pennsylvania, Ohio, Canada, Germany, the United Kingdom, France, and the Philippines.

Acquisitions  Over the past several years we completed the following acquisitions:

		Est.
		Annual	Business	Primary
Dollars in millions	Date	Revenue(1)	Unit	Products

Location

Canada and Germany	Feb ’10	$203.0	Advanced Airlaid Materials	Airlaid non-woven for feminine hygiene, adult incontinence and other

Wales	Nov ’07	53.4	Composite Fibers	Metallized

Ohio	Apr ’06	440.0	Specialty Papers	Carbonless & forms

England	Mar ’06	75.0	Composite Fibers	Tea & coffee filter papers

(1)	Represents annual revenue prior to acquisition.

These strategic acquisitions significantly increased our revenues and provided us with additional operating scale, increased production capacity, and an expansion of our geographic reach.

Products  Our three business units manufacture, both domestically and internationally, a wide array of specialty papers and fiber-based engineered materials including:

•	Specialty Papers with revenues earned from the sale of carbonless papers and forms, book publishing, envelope & converting, and engineered products;

•	Composite Fibers with revenue from the sale of food & beverage filtration papers, metallized papers, composite laminates used for decorative furniture and flooring applications, and technical specialties; and

•	Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric-like materials used in feminine hygiene products, adult incontinence products, cleaning pads and wipes, food pads, napkins and tablecloths, and baby wipes.

Our Business Units  Since completing the acquisition of Concert Industries Corp. (“Concert”) on February 12, 2010, we now manage our company as three distinct business units: (i) Specialty Papers; (ii) Composite Fibers; and (iii) Advanced Airlaid Materials. Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2010	2009	2008

Net sales	$1,455,331	$1,184,010	$1,263,850

Business unit contribution

Specialty Papers	57.9%	66.9%	66.0%

Composite Fibers	28.8	33.1	34.0

Advanced Airlaid Materials	13.3	–	–

Total	100.0%	100.0%	100.0%

Net tons sold by each business unit for the past three years were as follows:

	2010	2009	2008

Specialty Papers	764,670	738,841	743,755

Composite Fibers	90,350	80,064	85,599

Advanced Airlaid Materials	72,833	–	–

Total	927,853	818,905	829,354

Specialty Papers  Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card, FDA-compliant food and beverage applications, and other niche specialty applications.

The market segments in which Specialty Papers competes have undergone significant and rapid consolidation over the past several years resulting in fewer, more globally focused producers. This includes both commodity products (comprised of envelopes and certain forms) and higher-value-added specialty products.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2010	2009	2008

Carbonless & forms	$359,033	$320,088	$338,067

Book publishing	168,155	176,646	201,040

Envelope & converting	157,202	146,812	138,293

Engineered products	155,257	143,490	149,372

Other	2,967	4,879	7,127

Total	$842,614	$791,915	$833,899

Many of the markets served by Specialty Papers are more mature and, in certain instances, declining. However, we have been successful in increasing this unit’s

Glatfelter 2010 Annual Report    1

shipments through new product and new business development initiatives and leveraging the flexibility of our operating assets to efficiently respond to changing customer demands. During 2010, we invested approximately $10.4 million in product development activities and, in each of 2009 and 2008, we invested approximately $8.0 million. In each of the past three years, in excess of 50% of net sales were generated from products developed, enhanced or improved within the past five years.

We believe we are one of the leading suppliers of book publishing and carbonless papers in the United States. Although the markets for book publishing and carbonless papers in North America are declining, we have been successful in executing our strategy to replace this lost volume with products such as envelope and converting papers, forms and other products. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. This market is generally more mature and declining. However, we compete on our customer service capabilities and have grown our market share in each of the last three years.

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

In the carbonless paper and forms market, we compete with Appleton Papers and, to a lesser extent, Nekoosa Papers, Inc. We believe we are one of the leading producers of book publishing papers and compete in these markets with, among others, Domtar and North Pacific Paper (NORPAC). In the envelope sector we compete with International Paper, Domtar and Evergreen, among others. In our Specialty Papers’ engineered products markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We compete with specialty divisions of large companies such as, among others, International Paper, Domtar, Boise, NewPage and Sappi. Service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated		Estimated Annual					Estimated
Capacity (short	Principal Raw Material	Quantity of PRM	Percent of PRM	Percent of Need Generated		Principal	Annual
tons)	(“PRM”)	(short tons)	Purchased(1)	Steam	Electricity	Source of Fuel	Quantity

732,000	Pulpwood	2,321,000	97%	100%	90%	Coal	610,000 tons
	Wood- and other pulps	684,500	16			Natural gas	765,000 MCF

(1)	Represents percent purchased from unrelated third-parties.

The Spring Grove, Pennsylvania facility includes five uncoated paper machines that have been rebuilt and modernized from time to time. It has an off-line combi-blade coater and a Specialty Coater (“S-Coater”), which together yield a potential annual production capacity for coated paper of approximately 68,000 tons. Since uncoated paper is used in producing coated paper, this is not additional capacity. We view the S-Coater as an important asset that allows us to expand our engineered paper products business. The Spring Grove facility also includes a pulpmill that has a production capacity of approximately 650 tons of bleached pulp per day.

The Chillicothe, Ohio facility operates four paper machines producing uncoated and carbonless paper. This facility also includes a pulpmill that has a production capacity of approximately 955 tons of bleached pulp per day.

The principal raw material used to produce each facility’s pulp is pulpwood, including both hardwoods and softwoods. Hardwoods are available within a relatively short distance of our mills. Softwoods are obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, Virginia, Kentucky, Tennessee and South Carolina. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners. In addition to sourcing the pulpwood in the open market, we have long-term supply contracts that provide access to timber at market prices.

The Spring Grove facility produces more electricity than it requires. Excess electricity was sold to the local power company under a long-term co-generation contract that expired on March 31, 2010. During 2010, in anticipation of the contract’s expiration, we became a member of PJM Interconnection, a federally regulated regional transmission organization that coordinates the movement and ensures reliability of wholesale electricity in its region. As a member, we are committed to providing capacity to the high-voltage electricity grid and agree to sell excess power at market prices. Accordingly, our margin earned from energy sales will be subject to market volatility associated with the price at which energy is sold together with volatility in input costs, primarily related to coal.

Cellulosic Biofuel Production Credits and Alternative Fuel Mixture Credits  The U.S. Internal Revenue Code (the “IRC”) provided tax credits for companies that produce cellulosic biofuel or use alternative fuel mixtures to produce energy to operate their businesses. The credits equal to $1.01 per gallon of cellulosic biofuel or $0.50 per gallon of alternative fuel contained in the mixture. In a memorandum issued in July 2010, the Internal Revenue Service issued guidance concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and no further certification of eligibility was needed.

In connection with filing our 2009 income tax return, we claimed $23.2 million, net of taxes, of CBPC for black liquor used during the period January 1, 2009 through February 19, 2009.

The alternative fuel mixture credit is refundable to the taxpayer. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. During 2009, we mixed and burned eligible alternative fuels for the period February 20, 2009 through December 31, 2009, and earned $107.8 million of alternative fuel mixture credits.

Composite Fibers  Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher-value-added products in the following markets:

•	Food & Beverage paper used for tea bags and single serve coffee products;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer products applications;

•	Composite Laminates papers used in production of decorative laminates, furniture and flooring applications; and

•	Technical Specialties is a diverse line of paper products used in batteries, medical masks and other highly engineered applications.

We believe this business unit maintains a market leadership position in the growing tea bags and single-serve coffee products markets and the composite laminates market. Since the completion of the Caerphilly acquisition, we have the second largest market share for metallized products globally. Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2010	2009	2008

Food & beverage	$242,882	$233,899	$252,545

Metallized	88,753	81,388	85,719

Composite laminates	50,801	46,442	58,705

Technical specialties and other	36,781	30,366	32,983

Total	$419,217	$392,095	$429,952

We believe many of the market segments served by Composite Fibers, particularly Food & Beverage and Metallized papers, present attractive growth opportunities by expanding into new geographic markets and by gaining market share through quality product and service offerings. Growth in these markets is driven by growing population and disposable income and changes in consumer preferences. Many of this unit’s papers are technically sophisticated. Most of the papers produced in the Composite Fibers business unit, except for metallized papers, are extremely lightweight and require very specialized fibers. Our engineering capabilities, specifically designed papermaking equipment and customer orientation position us well to compete in these global markets.

The Composite Fibers Business Unit is comprised of the three paper making facilities (Germany, France and the United Kingdom), metallizing operations (Wales and Germany) and a pulp mill (the Philippines) with the indicated combined attributes:

			Estimated
Production			Annual		Percent of Need		Principal
Capacity		Principal Raw	Quantity of	Percent of	Generated		Source of	Approximate
(short tons)		Material (“PRM”)	PRM (short tons)	PRM Purchased(1)	Steam	Electricity	Fuel	Quantity

65,900	Lightweight	Abaca pulp	15,500	20%	100%	15%	Natural gas	1,654,000 MCF
		Wood pulp	42,600	100
		Synthetic fiber	10,600	100
28,800	Metallized	Base stock	30,500	100	–	–	Natural gas	44,500 MCF
12,500	Abaca pulp	Abaca fiber	19,100	100

(1)	Represents percent purchased from unrelated third-parties.

Glatfelter 2010 Annual Report    3

Our mill in the Philippines processes abaca fiber to produce a specialized pulp. This abaca pulp production process provides a unique advantage by supplying a key raw material in pulped form used by our Composite Fibers business unit. In the event the supply of abaca fiber becomes constrained or should production demands exceed capacity from the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands. In addition, events may arise from the relatively unstable political and economic environment in which the Philippine facility operates that could interrupt the production of abaca pulp. Management periodically evaluates the availability of abaca pulp for our Composite Fibers business unit. Any extended interruption of the Philippine operation could have a material impact on our consolidated financial position and/or results of operations. We target to have approximately one month of fiber supply in stock and one month of fiber supply at sea available to us. In addition, we have established contingency plans for alternative sources of abaca pulp. However, the cost of obtaining abaca pulp from such alternative sources, if available, would likely be much higher.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We believe we have leading market positions for paper used in tea bags and single serve coffee products and compete with companies such as Ahlstrom and Purico. In composite laminates we compete with PdM, a division of Schweitzer-Maudit, Purico and MB Papeles and for metallized products, competitors include Vacumet, AR Metallizing, Amsterdam Metallized Products, and Protec.

Advanced Airlaid Materials  On February 12, 2010, we acquired Concert, which we now operate as the Advanced Airlaid Materials business unit. Founded in 1993, Concert is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture a diverse range of consumer and industrial products for growing global end-use markets. These products include:

•	feminine hygiene;

•	adult incontinence;

•	home care such as specialty wipes;

•	table top and towels; and

•	food pads and other.

This acquisition affords us the opportunity to grow with our customers who are industry leading consumer product companies for feminine hygiene and adult incontinence products. Advanced Airlaid Materials holds leading market share positions in the markets it serves, excels in building long-term customer relationships through superior quality and customer service programs, and has a well-earned reputation for innovation and its ability to quickly bring new products to market. Its customers are within close proximity to its facilities, and include multinational blue-chip consumer product companies.

Sales of feminine hygiene product material accounted for 81% of Advanced Airlaid Material’s revenue in 2010. These markets are considered to be more growth oriented in certain geographic regions driven by population growth, consumer preferences and suppliers’ ability to provide innovative products. In developing markets, demand is also influenced by increases in disposable income and cultural preferences.

The Advanced Airlaid Materials business unit operates two facilities with the following combined attributes:

		Estimated Annual
Production Capacity	Principal Raw	Quantity of PRM
(short tons)	Material	(short tons)

102,300	Fluff pulp	68,200

Advanced Airlaid Materials operates state-of-the-art facilities in Gatineau, Quebec, Canada and Falkenhagen, Germany. The Gatineau location consists of two airlaid production lines employing multi-bonded and thermal airlaid techniques and a single-lane festooner. The Falkenhagen location operates three multi-bonded production lines and three single-lane festooners.

Prior to our acquisition of Concert, approximately $80 million was invested by its previous owners to install a new line at the Falkenhagen facility. The new line, which successfully commenced commercial production during the fourth quarter of 2009, increased annual rated capacity by 19,400 tons, a 27% increase in the business unit’s capacity. A significant portion of this unit’s capacity is under contract through 2013.

Advanced Airlaid Materials is a technology and product innovation leader in technically demanding segments of the airlaid market, most notably feminine hygiene. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, which allow it to produce at industry leading operating rates. Its proprietary single-lane rotary festooning technology, which was developed in 2002, provides customers with product packaged for efficient use. Advanced Airlaid Materials has leading market positions in feminine hygiene and adult incontinence products, food pads and specialty wipes. This business unit’s in-house technical product and process expertise, festooning capabilities and rigorous customer requirements create large barriers to entry for new entrants.

The airlaid industry is made up of a few large producers, including Buckeye Technologies Inc., Georgia-Pacific LLC, Duni AB, Fiberweb Plc., and us.

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

Our strategy includes maintaining and expanding market leading positions in global growth markets, focusing on specialization and innovation, in part, through new product development, driving efficiencies and cost reduction through ongoing continuous improvement initiatives and maintaining our focus on maximizing cash flow. With respect to each business unit, our strategy includes:

Specialty Papers  The North American uncoated free sheet market has been challenged by a supply and demand imbalance, particularly for commodity-like products. While the industry has narrowed the supply-demand gap by eliminating capacity, the imbalance continues. To be successful in the current market environment, our strategy is focused on:

•	leveraging our flexible operating platform to optimize product mix by shifting production among facilities to more closely match output with changing demand trends;

•	employing our new product and business development capabilities to meet changing customer demands and ensure optimal utilization of capacity;

•	utilizing ongoing continuous improvement methodologies to ensure operational efficiencies; and

•	maintaining superior customer service.

Composite Fibers  The markets served by this business unit are characterized by long-term growth opportunities. To take advantage of this, our strategy is focused on:

•	capturing world-wide growth in Composite Fibers’ core markets of food & beverage, composite laminates and metallized papers;

•	enhancing product mix across all of the business unit’s markets by utilizing new product development capabilities; and

•	implementing continuous improvement methodologies to increase productivity, reduce costs and expand capacity.

Advanced Airlaid Material  The markets served by this business unit are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:

•	maintaining and expanding relationships with customers that are market-leading consumer product companies;

•	expanding geographic reach of markets served;

•	more fully utilizing and maximizing production capacity;

•	employing continuous improvement methodologies and initiatives to reduce costs and improve efficiencies; and

•	furthering our product innovation capabilities.

Balance Sheet  We are focused on prudent financial management and the maintenance of a conservative capital structure. By aggressively managing working capital to maximize cash flow from operations, making disciplined capital expenditure decisions and, as opportunities warrant, monetizing the value of our timberland assets, we are able to maintain a strong balance sheet, thereby preserving the flexibility to pursue strategic opportunities that will benefit our shareholders.

Acquisitions – We have a demonstrated ability to establish leading market positions through the successful acquisition and integration of complementary businesses. Since 2006, we have successfully completed and integrated four acquisitions. In February 2010, we further diversified our global footprint with the Concert acquisition, a technology and product innovation leader in technically demanding segments of the airlaid market, most notably feminine hygiene. We expect this acquisition will enable us to grow with our customers who are industry leading consumer products companies for feminine hygiene and adult incontinence products and complements our long-term strategy of driving growth in our markets in part through acquisitions.

Glatfelter 2010 Annual Report    5

Concentration of Customers  For each of the past three years, no single customer represented more than 10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2010.

Capital Expenditures  Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary for environmental compliance, normal upgrades or replacements, business strategy and research and development. For 2011, we expect capital expenditures to total approximately $60 million to $65 million.

Environmental Matters  We are subject to laws and regulations which operate to protect the environment as well as human health and safety. We have, at various times, incurred significant costs to comply with those regulations, as new regulations are developed or regulatory priorities change. Currently, we anticipate that we could incur material capital and operating costs to comply with several air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). Although we are in the process of analyzing the potential impact of these requirements, compliance could require significant capital expenditures. For a discussion of other environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 20.

Employees  The following table summarizes our workforce as of December 31, 2010:

				Contract Period
Location	Total	Hourly(1)	Salaried	Start	End	Union

U.S.

Corporate/Spring Grove	969	603	366	Jan. 2011	Jan. 2014	United Steelworkers International

Chillicothe/Fremont	1,399	1,051	348	Aug. 2009	Aug. 2012	Union and the Office and Professional Employees International Union,

International

Gernsbach, Germany	602	364	238	Sept. 2010	Nov. 2012	Industriegewerkschaft Bergbau, Chemie, Energie-IG BCE

Scaër, France	118	70	48	Nov. 2008	Nov. 2012	Confederation Generale des Travailleurs & Force Ouvriere

Lydney, England	283	211	72	Feb. 2011	Feb. 2012	Unite the Union

Caerphilly, Wales	125	83	42	Jan. 2011	Jan. 2012	General Maintenance & Boiler’s

Philippines	92	63	29	Sept. 2007	Sept. 2012	Newtech Pulp Workers Union & Federation of Democratic Labor Org.

Falkenhagen, Germany	425	344	81	n/a	n/a	Works Council

Gatineau, Canada	324	240	84	Jan. 2010	Dec. 2013	La fraternité inter-provinciale des ouvriers en électricités

				Jul. 2010	Dec. 2011	Le syndicat canadien des communications, de l’énergie et du papier

Total worldwide employees	4,337	3,029	1,308

(1)	Generally, the majority of the hourly employees included in the table above are covered by terms and conditions of the collective bargaining agreements with the respective labor organization indicated.

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

Demand for our products in the markets we serve is primarily driven by demand for our customers’ products, which is often affected by general economic conditions. Downturns in our target markets could result in decreased demand for our products. In particular, our businesses may be adversely affected in the event of weak global economic conditions and by softness in targeted markets. Our results could be adversely affected if economic conditions weaken or fail to continue to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The economic impact may cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

In addition to fluctuations in demand for our products in the markets we serve, the markets for our products are also significantly affected by changes in industry capacity and output levels. There have been periods of supply/demand imbalance in our industry which have caused wood pulp, fluff pulp and selling prices to be volatile. The timing and magnitude of price increases or decreases in these markets have generally varied by region and by product type. A sustained period of weak demand or excess supply would likely adversely affect pulp, fluff pulp and selling prices. This could have a material adverse affect on our operating and financial results.

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become constrained.

We require access to sufficient and reasonably priced quantities of pulpwood, purchased pulps, pulp substitutes, abaca fiber and certain other raw materials. Our Spring Grove and Chillicothe locations are vertically integrated manufacturing facilities that generate approximately 85% of their annual pulp requirements.

Our Philippine mill purchases abaca fiber to produce abaca pulp, which we use to manufacture our paper for tea bags and single serve coffee products at our Gernsbach, Scaër and Lydney facilities. However, at certain times in the past, the supply of abaca fiber has been constrained due to factors such as weather related damage to the source crop as well as selection by land owners of alternative uses of land in lieu of fiber producing activities.

Our Advanced Airlaid Materials business unit requires access to sufficient quantities of fluff pulp, the supply of which is subject to availability of certain softwoods. Softwood availability can be limited by many factors, including, weather in regions where softwoods are abundant.

The cost of many of our production materials, including petroleum based chemicals, and freight charges, are influenced by the cost of oil. In addition, coal is a principal source of fuel for both the Spring Grove and Chillicothe facilities and natural gas is used as a source of fuel for our Chillicothe facility, and the Composite Fibers and Advanced Airlaid Materials business units’ facilities. In addition, our vendors’ liquidity may be impacted by the economy creating supply shortages.

Although we have contractual cost pass-through arrangements with certain customers we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or where existing agreements with our customers limit price increases. If price adjustments significantly trail increases in raw materials or energy prices our operating results could be adversely affected.

Our industry is highly competitive and increased competition could reduce our sales and profitability.

In recent years, the global industries in which we compete have been adversely affected by capacity exceeding the demand for products and by declining uncoated free sheet demand. As a result, steps have been taken to reduce underperforming capacity. However. slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a competitive disadvantage.

Some of the factors that may adversely affect our ability to compete in the markets in which we participate include:

•	the entry of new competitors into the markets we serve, including foreign producers;

•	the willingness of commodity-based producers to enter our markets when they are unable to

Glatfelter 2010 Annual Report    7

compete or when demand softens in their traditional markets;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	the impact of emerging electronic-based substitutes for certain of our products such as book publishing and envelope;

•	the impact of replacement or disruptive technologies;

•	our inability to develop new, improved or enhanced products; and

•	our inability to maintain the cost efficiency of our facilities.

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

Despite the December 2009 and March 2011 favorable rulings in the pending Fox River litigation, we continue to have exposure to liability for remediation and other costs related to the presence of polychlorinated biphenyls in the lower Fox River on which our former Neenah, Wisconsin mill was located. There can be no assurance that we will not be required to ultimately pay material amounts to resolve our liability in the Fox River matter. We have financial reserves for environmental matters, including the Fox River site, but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complicated and should be reviewed in context; please see a more detailed discussion of these matters in Item 8 – Financial Statements and Supplementary Data – Note 20.

The Advanced Airlaid Materials business unit generates a substantial portion of its revenue from one customer serving the feminine hygiene products market, the loss of which could have a material adverse effect on our results of operations.

Advanced Airlaid Materials generates the majority of its net sales of feminine hygiene products in 2010 from one customer. The loss of a significant customer could have a material adverse effect on their operating results. In addition, sales in the feminine hygiene market accounted for approximately 81% of Advanced Airlaid Materials’ net sales in 2010. A decline in sales of feminine hygiene products or in sales of feminine hygiene products generally could have a material adverse effect on this unit’s operating results. Customers in the airlaid non-woven fabric material market, including the feminine hygiene market, may also switch to less expensive products or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could result in our failing to realize the benefits of the acquisition, which could have a material adverse effect on our financial performance and business prospects.

Our operations may be impaired and we may be exposed to potential losses and liability as a result of natural disasters, acts of terrorism or sabotage or similar events.

Natural disasters, such as earthquakes, flooding or fire, and acts of terrorism or sabotage affecting our operating activities and major facilities could materially and adversely affect our operations, our operating results and financial condition. In particular, we own and operate four dams in York County, Pennsylvania that were built to ensure a steady supply of water for the operation of our paper mill in Spring Grove, Pennsylvania, which is a primary manufacturing location for our envelope papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas and sudden failure would endanger occupants or residential, commercial or industrial structures. Failure or breach of any of the dams, including as a result of natural disaster or act of terrorism or sabotage, could cause significant personal injuries and damage to residential and commercial property downstream for which we may be liable. The failure of a dam could also be extremely disruptive and result in damage to or the shutdown of our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by our insurance policies or may substantially exceed the limits of our policies, and could materially and adversely affect our operating results and financial condition.

In addition, many of our paper making operations require a reliable and abundant supply of water. Such mills rely on a local water body or water source for their water needs and, therefore, are particularly impacted by drought conditions or other natural or manmade interruptions to its water supplies. At various times and for differing periods, each of our mills has had to modify operations due to water shortages or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our paper mills due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim in the world’s hazard belt. By virtue of its geographic location, this mill is subject to, among other types of natural disasters, floods, droughts, cyclones, typhoons, earthquakes, windstorms and volcanic activity. Moreover, the area of Lanao del Norte has been a target of terrorist activities, including bombings, by suspected members of the al-Qaeda-linked Islamist groups in the Philippines, such as the Abu Sayyaf and the Rajah Solaiman Group and other Islamic militant groups, most notably the Moro Islamic Liberation Front. The most common bomb targets in Lanao del Norte to date have been power transmission towers. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks or power interruptions. The Mindanao mill supplies approximately 80% of the abaca pulp that is used by our Composite Fibers business unit to manufacture our paper for tea bags and single serve coffee products. Any interruption, loss or extended curtailment of operations at our Mindanao mill could materially and adversely affect our operating results and financial condition.

We have operations in a potentially politically and economically unstable location.

Our pulp mill in the Philippines is located in a region that is unstable and subject to political unrest. As discussed above, our Philippine pulp mill produces abaca pulp, a significant raw material used by our Composite Fibers business unit, and is currently our main provider of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp from alternative sources at a reasonable price or at all. As a consequence, any civil disturbance, unrest, political instability or other event that causes a disruption

Glatfelter 2010 Annual Report    9

in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, revenues and operating results.

Our international operations pose certain risks that may adversely impact sales and earnings.

We have significant operations and assets located in Canada, Germany, France, the United Kingdom, and the Philippines. Our international sales and operations are subject to a number of special risks, in addition to the risks in our domestic sales and operations, including differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, differing regulatory environments, difficulty in managing widespread operations and political instability. These factors may adversely affect our future profits. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. Any such limitations would restrict our flexibility in using funds generated in those jurisdictions.

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

We own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. The majority of our business is transacted in U.S. dollars; however, a substantial portion of business is transacted in Euros, British Pound Sterling and Canadian dollars. With respect to the Euro, we generate substantially greater cash inflow in these currencies than we do outflow. However, with respect to the British Pound Sterling and the Philippine Peso, we have greater outflows than inflows of this currency. As a result of these positions, we are exposed to changes in currency exchange rates.

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

Substantially lower and more volatile market-based prices for sales of excess electricity compared to the fixed-price we historically received may prevent us from achieving the historical margins on our sales of excess electricity in relation to our coal supply contract, which could have a material adverse effect on our consolidated financial position and results of operations.

Because our Spring Grove facility produces more electricity than it requires for its operations, we sell the excess energy produced. Historically, we sold the excess electricity to the local power company under a fixed-price long-term contract, which expired March 31, 2010. We now sell our excess electricity at wholesale market prices prevailing at the time of sale. Market prices for electricity have historically been volatile and may continue to be substantially lower than the price we historically received under the expired contract.

We generate electricity at our Spring Grove facility using a variety of fuels, including coal. We purchase coal for this facility under a long-term, fixed price supply contract, which expires at the end of 2012. Our cost of coal, as well as the costs incurred for natural gas and other fuels used to generate electricity, have a major impact on the net revenue and overall profitability of our Specialty Paper business unit. The combination of market-based pricing for energy sales and the fixed pricing of the coal contract may limit our ability to generate the level of net revenues from energy sales that we historically achieved and limit the overall profitability of our Specialty Papers business unit, which could have a material adverse affect on our consolidated financial position and results of operations.

An IRS audit of our 2009 tax return could result in a change in the tax treatment of the alternative fuel mixture credits we claimed in 2009, which could have a material adverse effect on our results of operations and financial position.

The U.S. Internal Revenue Code, or the Code, provided a tax credit for companies that used alternative fuel mixtures to produce energy to operate their businesses on or prior to December 31, 2009. During 2009, we registered two of our facilities with the IRS as alternative fuel mixers based on their use of black liquor as an alternative fuel source. For the year ended December 31, 2009, we had substantial alternative fuel mixture credits relating to these facilities. Our results of operations in 2009 included, on a pre-tax basis, $107.8 million of alternative fuel mixture credits all of which has been used or realized in cash. In the event that the IRS audits our tax return for the year ended December 31, 2009, the IRS may conclude that some or all of the credits claimed are subject to federal income taxes, which would subject us to additional tax liabilities and could have a material adverse effect on our results of operations and financial position.

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

We own substantially all of the land and buildings comprising our manufacturing facilities located in Pennsylvania; Ohio; Canada; the United Kingdom; Germany; France; and the Philippines. Substantially all of the equipment used in our manufacturing and related operations is also owned. Our metallized paper production facility located in Caerphilly, Wales leases the building and land associated with its operations. We also lease office space for a sales and distribution office in Moscow, Russia, as well as our corporate offices located in York, Pennsylvania. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

ITEM 3	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data – Note 20.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers as of March 11, 2011.

Name	Age	Office with the Company

Dante C. Parrini	46	President and Chief Executive Officer

John P. Jacunski	45	Senior Vice President and Chief Financial Officer

Jonathan A. Bourget	46	Vice President & General Manager, Advanced Airlaid Materials Business Unit

David C. Elder	42	Vice President and Corporate Controller

Thomas G. Jackson	45	Vice President, General Counsel and Secretary

Debabrata Mukherjee	41	Vice President & General Manager, Specialty Papers Business Unit

Martin Rapp	51	Vice President & General Manager, Composite Fibers Business Unit

Mark A. Sullivan	56	Vice President Global Supply Chain

William T. Yanavitch II	50	Vice President Human Resources and Administration

Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

Dante C. Parrini became President and Chief Executive Officer effective January 1, 2011. Prior to this appointment, he was Executive Vice President and Chief Operating Officer, a position he held since February 2005. Mr. Parrini joined us in 1997 and has previously served as Senior Vice President and General Manager, a position he held beginning in January 2003 and prior to that as Vice President responsible for Sales and Marketing.

John P. Jacunski became Senior Vice President and Chief Financial Officer in July 2006. From October 2003 until July 2006, he was Vice President and Corporate Controller. Mr. Jacunski was previously Vice President and Chief Financial Officer at WCI Steel, Inc. from June 1999 to October 2003. Prior to joining WCI, Mr. Jacunski was with KPMG, an international accounting and consulting firm, where he served in various capacities.

Jonathan A. Bourget joined us in July 2010 as Vice President & General Manager, Advanced Airlaid Materials Business Unit. From 2008 until joining our Company, Mr. Bourget was Vice President & General Manager of European operations at Polymer Group Inc. Prior to this, he held various positions of increasing

Glatfelter 2010 Annual Report    11

responsibility, including General Manager Specialties Division in Europe, with Alcoa Inc.

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

Debabrata Mukherjee was appointed Vice President & General Manager, Specialty Papers Business Unit in April 2008. Dr. Mukherjee joined our Company in 1998 and since then has held various operational, sales and technical leadership positions within the Specialty Papers Business Unit. From March 2006 through March 2008, Dr. Mukherjee served as Division Vice President, Engineered & Converting Products. From February 2004 through February 2006, Dr. Mukherjee served as Director, Engineered Products. Prior to joining Glatfelter, Dr. Mukherjee served in various capacities with Felix Schoeller, a German based global specialty paper manufacturer.

Martin Rapp joined Glatfelter in August 2006 and serves as Vice President and General Manager – Composite Fibers Business Unit. Prior to this, Mr. Rapp was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002.

Mark A. Sullivan was appointed Vice President, Global Supply Chain in February 2005. Mr. Sullivan joined our company in December 2003 as Chief Procurement Officer. His experience includes a broad array of operations and supply chain management responsibilities during 20 years with the DuPont Company.

William T. Yanavitch II rejoined the Company in May 2005 as Vice President Human Resources and Administration. Mr. Yanavitch served as Vice President Human Resources from July 2000 until his resignation in January 2005 at which time he became Corporate Human Resources Manager of Constellation Energy.

ITEM 4	[RESERVED]

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years.

Quarter	High	Low	Dividend

2010

Fourth	$13.37	$11.62	$0.09

Third	12.65	10.08	0.09

Second	15.49	10.62	0.09

First	15.05	12.32	0.09

2009

Fourth	$12.58	$10.01	$0.09

Third	12.14	7.91	0.09

Second	11.59	6.00	0.09

First	9.80	4.57	0.09

As of March 11, 2011, we had 1,448 shareholders of record.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. For the year ended December 31, 2010, we compare our stock performance to the S&P Small Cap 600 Paper Products index. This index is comprised of Buckeye Technologies Inc., Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., Schweitzer-Mauduit International and Wausau Paper Corp. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours.

The graph assumes that the value of the investment in our common stock, in each index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2005 and charts it through December 31, 2010.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the Year Ended December 31
Dollars in thousands, except per share	2010(1)		2009(3)	2008	2007	2006

Net sales	$1,455,331		$1,184,010	$1,263,850	$1,148,323	$986,411
Energy and related sales, net	10,653		13,332	9,364	9,445	10,726

Total revenue	1,465,984		1,197,342	1,273,214	1,157,768	997,137
Reversal of (charges for) shutdown and restructuring	–		–	856	(35)	(30,318)
Gains on dispositions of plant, equipment and timberlands, net	453		898	18,468	78,685	17,394
Net income (loss)	$54,434	(2)	$123,442	$57,888	$63,472	$(12,236)
Earnings (loss) per share
Basic	$1.19		$2.70	$1.28	$1.41	$(0.27)
Diluted	1.17		2.70	1.27	1.40	(0.27)
Total assets	$1,341,747		$1,190,294	$1,057,309	$1,287,067	$1,225,643
Total debt	333,022		254,583	313,285	313,185	397,613
Shareholders’ equity	552,442		510,704	342,707	476,068	388,368
Cash dividends declared per common share	0.36		0.36	0.36	0.36	0.36
Capital expenditures	36,491		26,257	52,469	28,960	44,460
Depreciation, depletion and amortization	65,839		61,256	60,611	56,001	50,021

Shares outstanding	45,976		45,706	45,434	45,141	44,821
Net tons sold	927,853		818,905	829,354	799,512	721,892
Number of employees	4,337		3,546	3,633	3,854	3,704

(1)	The information set forth above for 2010 includes the financial information for Concert Industries Corp. prospectively from the February 12, 2010 acquisition date.

(2)	During 2010, net income included a $23.2 million tax benefit from cellulosic biofuel production credits.

(3)	During 2009, we recognized $107.8 million of alternative fuel mixture credits, all of which were recorded as a reduction to cost of products sold.

Glatfelter 2010 Annual Report    13

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements  This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

x.	geopolitical events, including war and terrorism;

xi.	disruptions in production and/or increased costs due to labor disputes;

xii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiv.	adverse results in litigation; and

xv.	our ability to finance, consummate and integrate acquisitions.

Introduction  We manufacture, both domestically and internationally, a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

•	Specialty Papers with revenues earned from the sale of carbonless papers and forms, book publishing, envelope & converting, and engineered products;

•	Composite Fibers with revenue from the sale of food & beverage filtration papers, metallized papers, composite laminates used for decorative furniture and flooring applications, and technical specialties; and

•	Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads and wipes, food pads, napkins and tablecloths, and baby wipes.

Overview  On February 12, 2010, we completed the acquisition of Concert Industries Corp. (“Concert”), a manufacturer of highly absorbent cellulose-based airlaid non-woven materials with annual revenue in 2009 of $203 million. Our results of operations for 2010 include the results of Concert (now operated as the Advanced Airlaid Materials business unit) prospectively since the acquisition was completed.

Our reported results of operations for 2010 when compared to 2009 are lower primarily due to the higher amount of tax-related credits recorded in 2009 than in 2010 associated with cellulosic or alternative fuel mixtures. For 2010, net income included a $23.2 million tax benefit from cellulosic biofuel credits compared to $95.8 million, after-tax, alternative fuel mixture credits during 2009.

Our 2010 results include $9.1 million, after-tax, of acquisition and integration costs, together with a $1.7 million loss on forward foreign currency contracts that hedged the Canadian dollar purchase price, of the Concert acquisition. Interest expense increased $6.2 million in 2010 compared to 2009 due to financing part of the acquisition price.

Operationally, our results were favorably affected by higher volumes shipped associated with improving demand in many of the markets served by our businesses and the inclusion of Concert. Higher average selling prices offset the adverse affect of rising input costs, particularly purchased pulp.

Specialty Papers’ operating income totaled $58.4 million and $55.9 million for 2010 and 2009, respectively. The improvement in operating income was led by higher volumes shipped, higher average selling prices, productivity improvements and cost reduction initiatives partially offset by lower sales of excess energy and renewable energy credits. During 2009, the weak economic environment adversely affected demand in all markets served by Specialty Papers. As a result of weak demand in the first half of the year and our efforts to reduce inventory, this unit incurred market related downtime totaling 33,019 tons of paper.

Our Composite Fibers business unit’s operating income increased to $32.9 million from $21.9 million in 2009. Volumes shipped during 2010 increased 12.8% compared to 2009 as a result of the improving economic environment. Conversely, during 2009, as a result of weak demand and our inventory reduction efforts, we incurred unscheduled downtime totaling approximately 6,480 tons of paper, or 9.4% of the unit’s total capacity for the period.

Advanced Airlaid Materials earned $4.4 million of operating income on sales of $193.5 million for the ten and one half months of operations since the date of acquisition. The results were adversely impacted primarily by rapidly rising input costs, a lag in the timing of cost-pass throughs and currency fluctuations.

RESULTS OF OPERATIONS

2010 versus 2009

The following table sets forth summarized consolidated results of operations:

	Year Ended December 31
In thousands, except per share	2010	2009

Net sales	$1,455,331	$1,184,010

Gross profit	186,247	269,764

Operating income	64,589	160,405

Net income	54,434	123,442

Earnings per diluted share	1.17	2.70

The consolidated results of operations for 2010 and 2009 include the following items not considered to be part of our core business operations:

	After-tax
In thousands, except per share	Income (loss)	Diluted EPS

2010

Cellulosic biofuel credit	$23,184	$0.50

Acquisition and integration costs	(9,073)	(0.20)

Foreign currency hedge on acquisition price	(1,673)	(0.04)

Timberland sales and related transaction costs	1,063	0.02

2009

Alternative fuel mixture credits	$95,764	$2.09

Acquisition related costs	(1,768)	(0.04)

These items increased earnings by $13.5 million, or $0.28 per diluted share in 2010. Comparatively, the items identified above increased earnings in 2009 by $94.0 million, or $2.05 per diluted share.

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

Glatfelter 2010 Annual Report    15

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

Business Unit Performance	Year Ended December 31
Dollars in millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials			Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009		2010	2009	2010	2009
Net sales	$842.6	$791.9	$419.2	$392.1	$193.5		$–	$–	$–	$1,455.3	$1,184.0
Energy and related sales, net	10.7	13.3	–	–	–		–	–	–	10.7	13.3

Total revenue	853.3	805.2	419.2	392.1	193.5		–	–	–	1,466.0	1,197.3
Cost of products sold	740.2	693.9	350.5	334.4	181.7		–	7.4	(100.7)	1,279.7	927.6

Gross profit	113.1	111.3	68.7	57.7	11.8		–	(7.4)	100.7	186.2	269.8
SG&A	54.7	55.4	35.8	35.8	7.4		–	24.3	19.1	122.1	110.3
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	–	–		–	(0.5)	(0.9)	(0.5)	(0.9)

Total operating income (loss)	58.4	55.9	32.9	21.9	4.4		–	(31.2)	82.6	64.6	160.4
Nonoperating income (expense)	–	–	–	–	–		–	(31.1)	(17.3)	(31.1)	(17.3)

Income (loss) before income taxes	$58.4	$55.9	$32.9	$21.9	$4.4	$		$(62.3)	$65.3	$33.5	$143.1

Supplementary Data
Net tons sold (in thousands)	764.7	738.8	90.4	80.1	72.8		–	–	–	927.9	818.9
Depreciation, depletion and amortization	$34.9	$37.5	$23.7	$23.7	$7.2		$–	$–	$–	$65.8	$61.3
Capital expenditures	24.1	14.2	8.2	12.1	4.2		–	–	–	36.5	26.3

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2010	2009	Change

Net sales	$1,455,331	$1,184,010	$271,321
Energy and related sales – net	10,653	13,332	(2,679)

Total revenues	1,465,984	1,197,342	268,642
Costs of products sold (1)	1,279,737	927,578	352,159

Gross profit	$186,247	$269,764	$(83,517)

Gross profit as a percent of Net sales	12.8%	22.8%

(1)	2009 includes $107.8 million of alternative fuel mixture credits, net of related expenses.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2010	2009

Business Unit
Specialty Papers	57.9%	66.9%
Composite Fibers	28.8	33.1
Advanced Airlaid Materials	13.3	–

Total	100.0%	100.0%

Net sales  Net sales for 2010 were $1,445.3 million, a 22.9% increase compared with $1,184.0 million for 2009, reflecting stronger business activity in the our Specialty Papers and Composite Fibers business units and the inclusion of Concert, now operated and reported as Advanced Airlaid Materials business unit, prospectively since the February 12, 2010 acquisition date.

In the Specialty Papers business unit, net sales for 2010 increased $50.7 million, or 6.4%, to $842.6 million. The increase was primarily due to higher volumes shipped and a $24.0 million benefit from higher selling prices.

Specialty Papers’ operating profit for 2010 improved by $2.5 million compared with 2009 primarily due to higher selling prices, a 3.5% increase in volumes shipped and the lack of market-related downtime. These favorable factors were partially offset by higher input costs, primarily pulp. In addition, higher maintenance costs largely associated with the annual mill outages and with unplanned production interruptions adversely impacted the year over year comparison.

We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for 2010 and 2009:

In thousands	2010	2009	Change

Energy sales	$14,296	$20,128	$(5,832)
Costs to produce	(10,403)	(11,883)	1,480

Net	3,893	8,245	(4,352)
Renewable energy credits	6,760	5,087	1,673

Total	$10,653	$13,332	$(2,679)

RECs represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an emerging and somewhat illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent amounts of sales of RECs in future periods.

In Composite Fibers, net sales for 2010 were $419.2 million, an increase of $27.1 million, or 6.9%, from 2009. The improvement reflects strengthening demand in each of its product lines as volumes shipped increased 12.9%. On a constant currency basis, average selling prices were lower by $1.0 million, and the translation of foreign currencies unfavorably affected net sales by approximately $15.0 million.

Composite Fibers’ operating profit increased $11.0 million, or 50.2%, in the year over year comparison. The improved performance was driven by the $10.8 million combined benefit from improved demand in markets served resulting in higher shipments and the elimination of market driven downtime. In addition, the production efficiencies from continuous improvement initiatives more than offset the adverse effect of foreign currency translation adjustments.

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

Alternative Fuel Mixture Credits  The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. During 2009, we mixed and burned eligible alternative fuels, and earned $107.8 million of alternative fuel mixture credits. We record all alternative fuel mixture credits as a reduction to cost of goods sold.

According to the Internal Revenue Code, the tax credit expired on December 31, 2009.

Pension Expense  The following table summarizes the amounts of pension expense recognized for 2010 compared to 2009:

	Year Ended December 31
In thousands	2010	2009	Change
Recorded as:

Costs of products sold	$7,056	$4,936	$2,120

SG&A expense	2,185	2,097	88

Total	$9,241	$7,033	$2,208

The amount of pension expense recognized each year is determined using various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets as of the beginning of the year. The primary reason for the increase in pension expense in the comparison is due to decreases in discount rates used.

Selling, general and administrative (“SG&A”)  SG&A expenses increased $11.9 million in the year-to-year comparison and totaled $122.1 million for 2010. The increase was substantially all related to legal and professional fees related to the Concert acquisition, costs to integrate the acquired entities and the inclusion of its operations prospectively from the date of acquisition.

Gain on Sales of Plant, Equipment and Timberlands, net  During the years ended December 31, 2010 and 2009, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2010

Timberlands	164	$387	$373

Other	n/a	177	80

Total		$564	$453

2009

Timberlands	319	$951	$906

Other	n/a	–	(8)

Total		$951	$898

In connection with each of the asset sales set forth above, we received cash proceeds.

Other nonoperating income (expense)  For the year ended December 31, 2010, other non operating expense, net totaled $6.3 million. In connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash during the first quarter of 2010 and resulted in a $3.4 million loss, net of realized currency translation gains, which is presented under the caption “Other-net” in the accompanying consolidated statements of income. In addition, in connection with purchase accounting for the Concert transaction, we recorded a $2.5 million reserve for tax risks, inclusive of accrued interest, existing at the time of the acquisition and at the same time recorded a $2.5 million receivable from the seller due to an indemnification agreement. During the fourth quarter, a tax ruling was issued that eliminated this tax risk and as a result we recognized an expense of $2.5 million which is presented under the caption “Other-net” in the accompanying consolidated statements of income to eliminate the receivable from the seller. We also recognized a $2.5 million tax benefit for this same item to eliminate the tax reserve previously established resulting in no net impact to earnings during 2010.

Glatfelter 2010 Annual Report    17

Income taxes  For 2010, we recorded income tax benefits of $20.9 million on $33.5 million of pretax income. The comparable amounts in the same period of 2009 were income tax expense of $19.7 million on $143.1 million of pretax income. The benefit in 2010 was due to $23.2 million of cellulosic biofuel credits, net, recorded as an income tax benefit in 2010 as discussed further below. We also recorded the $2.5 million tax benefit discussed in the previous paragraph, as well as a $6.4 million adjustment to reduce tax liabilities resulting from the expiration of statutes on uncertain tax positions and other factors. The tax provision in 2009 included a $27.1 million benefit from nontaxable alternative fuel mixture credit.

Cellulosic Biofuel Production Credit  In March 2010, our application to be registered as a cellulosic biofuel producer was approved by the Internal Revenue Service. The U.S. Internal Revenue Code provides for a non refundable tax credit equal to $1.01 per gallon for taxpayers that produce cellulosic biofuel. On July 9, 2010, the IRS Office of Chief Counsel issued a memorandum which concluded that black liquor sold or used in a taxpayer’s trade or business during calendar year 2009, qualifies for the cellulosic biofuel producer credit (“CBPC”). Accordingly, each gallon of black liquor we produced during calendar year 2009 qualifies for a non-refundable CBPC of $1.01 per gallon.

In connection with the filing of our 2009 income tax return, we claimed $23.2 million, net of taxes, of CBPC. Subsequent to the end of 2010, we received a cash tax refund of $17.8 million, of which $2.7 million related to alternative fuel mixture credits earned in 2009. The CBPC claimed is attributable to black liquor produced and burned from January 1, 2009 through February 19, 2009, after which we began mixing black liquor and diesel fuel to qualify for alternative fuel mixture credits.

In October 2010, the IRS issued further guidance concluding that both the alternative fuel mixture credit and the cellulosic biofuel production credit can be claimed in the same year, but only for different volumes of black liquor.

With respect to CBPC, although we do not intend to claim any additional credits, we could amend our 2009 federal tax return and claim additional credits. If we were to elect to do so, we would be required to return cash already received from alternative fuel mixture credits, since we can only claim either the alternative fuel mixture credit or CBPC. The ability to realize the value of any additional CBPC depends on future taxable income. We continue to evaluate opportunities, if any, to claim additional CBPC from qualifying activities based on the results of our ongoing operations.

Foreign Currency  In 2010, we owned and operated manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency in Canada is the U.S. dollar, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2010, Euro functional currency operations generated approximately 25.5% of our sales and 24.6% of operating expenses and British Pound Sterling operations represented 8.8% of net sales and 8.7% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

Year Ended
In thousands	December 31, 2010
Favorable
(unfavorable)
Net sales	$(15,000)

Costs of products sold	10,891

SG&A expenses	791

Income taxes and other	468

Net income	$(2,850)

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

RESULTS OF OPERATIONS

2009 versus 2008

The following table sets forth summarized consolidated results of operations:

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

Business Unit Performance	Year Ended December 31

Dollars in millions	Specialty Papers		Composite Fibers		Other and Unallocated		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Net sales	$791.9	$833.9	$392.1	$430.0	$–	$–	$1,184.0	$1,263.9
Energy and related sales, net	13.3	9.4	–	–	–	–	13.3	9.4

Total revenue	805.2	843.3	392.1	430.0	–	–	1,197.3	1,273.2
Cost of products sold	693.9	739.5	334.4	366.8	(100.7)	(10.8)	927.6	1,095.4

Gross profit (loss)	111.3	103.8	57.7	63.2	100.7	10.8	269.8	177.8
SG&A	55.4	54.6	35.8	38.2	19.1	5.1	110.3	97.9
Reversal of shutdown and restructuring charges	–	–	–	–	–	(0.9)	–	(0.9)
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	–	(0.9)	(18.5)	(0.9)	(18.5)

Total operating income (loss)	55.9	49.2	21.9	25.0	82.6	25.1	160.4	99.2
Nonoperating income (expense)	–	–	–	–	(17.3)	(18.2)	(17.3)	(18.2)

Income (loss) before income taxes	$55.9	$49.2	$21.9	$25.0	$65.3	$6.9	$143.1	$81.0

Supplementary Data
Net tons sold (in thousands)	738.8	743.8	80.1	85.6	–	–	818.9	829.4
Depreciation, depletion and amortization	$37.5	$35.0	$23.7	$25.6	$–	$–	$61.3	$60.6
Capital expenditures	14.2	20.9	12.1	31.6	–	–	26.3	52.5

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2009	2008	Change
Net sales	$1,184,010	$1,263,850	$(79,840)

Energy and related sales – net	13,332	9,364	3,968

Total revenues	1,197,342	1,273,214	(75,872)

Costs of products sold(1)	927,578	1,095,432	(167,854)

Gross profit	$269,764	$177,782	$91,982

Gross profit as a percent of Net sales	22.8%	14.1%

(1)	2009 includes $107.8 million of alternative fuel mixture credits, net of related expenses.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2009	2008
Business Unit

Specialty Papers	66.9%	66.0%

Composite Fibers	33.1	34.0

Total	100.0%	100.0%

Net sales  Net sales totaled $1,184.0 million for 2009, a decrease of $79.8 million, or 6.3%, compared to 2008.

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

We sell excess power generated by the Spring Grove, PA facility pursuant to a long-term contract that expired March 31, 2010. The following table summarizes this activity for each of the past two years:

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

Glatfelter 2010 Annual Report    19

Pension Expense/Income  The following table summarizes the amounts of pension (expense) or income recognized for 2009 compared to 2008:

	Year Ended
	December 31
In thousands	2009	2008	Change
Recorded as:
Costs of products sold	$(4,936)	$11,067	$(16,003)
SG&A expense	(2,097)	4,995	(7,092)

Total	$(7,033)	$16,062	$(23,095)

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

Selling, general and administrative (“SG&A”)  SG&A expenses increased $12.4 million in the year-to-year comparison and totaled $110.3 million for 2009. In 2009, SG&A included $2.1 million of pension expense compared with $5.0 million of pension income in 2008. In addition, we incurred higher legal and professional fees related to the Fox River environmental matter and the Concert acquisition.

Gain on Sales of Plant, Equipment and Timberlands, net  During the years ended December 31, 2009 and 2008, we completed sales of timberlands which are summarized by the following table:

Dollars in thousands	Acres	Proceeds	Gain
2009

Timberlands	319	$951	$906

Other	n/a	–	(8)

Total		$951	$898

2008

Timberlands	4,561	$19,279	$18,649

Other	n/a	–	(181)

Total		$19,279	$18,468

In connection with each of the asset sales set forth above, we received cash proceeds.

Income taxes  Our results of operations for 2009 reflect an effective tax rate of 13.8% compared to 28.6% in 2008. The lower tax rate in 2009 was primarily due to a tax benefit of $27.1 million due to nontaxable alternative fuel mixture credits, and from a lower proportion of timberland gains, which are taxed at a higher effective tax rate.

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

	Year Ended
	December 31
In thousands	2010	2009
Cash and cash equivalents at beginning of period	$135,420	$32,234

Cash provided by (used for)

Operating activities	168,005	163,868

Investing activities	(264,217)	12,544

Financing activities	59,681	(75,329)

Effect of exchange rate changes on cash	(3,101)	2,103

Net cash (used) provided	(39,632)	103,186

Cash and cash equivalents at end of period	$95,788	$135,420

At the end of the 2010, we had $95.8 million in cash and cash equivalents and $219.6 million available under our revolving credit agreement, which matures in May 2014. Operating cash flow improved by $4.1 million primarily due to cash received from alternative fuel mixture credits offset by less provision of cash from working capital in 2010 than in 2009. In January 2009, we used $6.5 million to satisfy a commitment we had to fund certain Fox River environmental remediation activities.

Net cash used by investing activities totaled $264.2 million in 2010 reflecting the Concert acquisition. Capital expenditures totaled $36.5 million and $26.2 million in 2010 and 2009, respectively. Capital expenditures are expected to approximate $60 million to $65 million in 2011.

Net cash provided by financing activities totaled $59.7 million in 2010, reflecting increased borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par. In addition, during 2010, we refinanced our revolving credit facility and repaid a $14.0 million term loan. In 2009, net cash used for financing activities totaled $75.3 million, primarily reflecting reductions of debt including $34.0 million repaid in connection with the unwinding of the 2003 timberland installment sale.

During 2010 and 2009, cash dividends paid on common stock totaled $16.7 million and $16.6 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2010	2009
Revolving credit facility, due April 2011	n/a	$–

Revolving credit facility, due May 2014	$–	n/a

Term Loan, due April 2011	–	14,000

7 1/8% Notes, due May 2016	200,000	200,000

7 1/8% Notes, due May 2016 – net of original issue discount	95,529

Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,224	250,695

Less current portion	–	(13,759)

Long-term debt, excluding current portion	$332,224	$236,936

Our credit agreement contains a number of customary compliance covenants. In addition, the Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of December 31, 2010, we met all of the requirements of our debt covenants.

The significant terms of the debt instruments are more fully discussed in Item 8 – Financial Statements and Supplementary Data – Note 16.

We are subject to various federal, state and local laws and regulations which operate to protect the environment as well as human health and safety. We have, at various times, incurred significant costs to comply with these regulations, as new regulations are developed or regulatory priorities change. Currently, we anticipate that we could incur material capital and operating costs to comply with several air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). Although we are in the process of analyzing the potential impact of these requirements, compliance could require significant capital expenditures. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 8 – Financial Statements and Supplementary Data – Note 20 for a summary of significant environmental matters.

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

Off-Balance-Sheet Arrangements  As of December 31, 2010 and 2009, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Glatfelter 2010 Annual Report    21

Contractual Obligations  The following table sets forth contractual obligations as of December 31, 2010:

		Payments Due During the Year
		Ended December 31,
			2012 to	2014 to	2016 and
In millions	Total	2011	2013	2015	beyond
Long-term debt(1)	$456	$22	$80	$43	$311

Operating leases(2)	26	8	8	3	7

Purchase obligations(3)	135	88	33	5	9

Other long-term obligations(4),(5)	94	17	17	18	42

Total	$711	$135	$138	$69	$369

(1)	Represents principal and interest payments due on long-term debt. At December 31, 2010, we had $300.0 million of debt maturing in May 2016 and bearing a fixed rate of interest at 7 1/8%, payable semiannually, and a $36.7 million note maturing in January 2013 bearing interest at six-month reserve adjusted LIBOR plus a margin rate of 1.66% per annum.

(2)	Represents rental agreements for various land, buildings, vehicles, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material forward purchases and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2010 or expectations based on historical experience and/or current market conditions.

(4)	Primarily represents expected benefits to be paid pursuant to retirement medical plans and nonqualified pension plans over the next ten years and expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements, Note 8, “Income Taxes”, such amounts totaled $38.7 million at December 31, 2010.

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

Long-lived Assets  We evaluate the recoverability of our long-lived assets, including plant, equipment, timberlands, goodwill and other intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					At December 31, 2010

Dollars in thousands	2011	2012	2013	2014	2015	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Senior Notes	$295,874	$296,600	$297,389	$298,244	$299,171	$295,529	$304,115
At variable interest rates	36,695	36,695	1,407	–	–	36,695	37,780

						$332,224	$341,895

Weighted-average interest rate
Fixed interest rate debt – Senior Notes	7.13%	7.13%	7.13%	7.13%	7.13%
Variable interest rate debt	1.66%	1.66%	1.66%	–	–

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2010. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2010, we had long-term debt outstanding of $332.2 million, of which $36.7 million or 10.0% was at variable interest rates. Variable-rate debt outstanding represents a cash collateralized borrowing incurred in connection with the 2007 installment timberland sale that accrues interest based on 6 month LIBOR plus a margin. At December 31, 2010, the weighted-average interest rate paid was approximately 1.66%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. During 2010, Euro functional currency operations generated approximately 25.5% of our sales and 24.6% of operating expenses and British Pound Sterling operations represented 8.8% of net sales and 8.7% of operating expenses.

Glatfelter 2010 Annual Report    23

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We excluded from our assessment, as permitted under the applicable SEC rules, regulations and related interpretations, the internal control over financial reporting of Concert Industries Corp., which was acquired on February 12, 2010, and whose total assets constitute 21% of total assets, and which represented 13% of total net sales, of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2010, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Concert Industries Corp., which was acquired on February 12, 2010 and whose total assets constitute 21% of total assets, and which represented 13% of total net sales, of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Concert Industries Corp. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 11, 2011

Glatfelter 2010 Annual Report    25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 11, 2011

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share	2010	2009	2008

Net sales	$1,455,331	$1,184,010	$1,263,850
Energy and related sales – net	10,653	13,332	9,364

Total revenues	1,465,984	1,197,342	1,273,214
Costs of products sold	1,279,737	927,578	1,095,432

Gross profit	186,247	269,764	177,782
Selling, general and administrative expenses	122,111	110,257	97,897
Reversal of shutdown and restructuring charges	–	–	(856)
Gains on disposition of plant, equipment and timberlands, net	(453)	(898)	(18,468)

Operating income	64,589	160,405	99,209
Other nonoperating income (expense)
Interest expense	(25,547)	(19,220)	(23,160)
Interest income	808	1,886	4,975
Other – net	(6,321)	75	2

Total other nonoperating expense	(31,060)	(17,259)	(18,183)

Income before income taxes	33,529	143,146	81,026

Income tax (benefit) provision	(20,905)	19,704	23,138

Net income	$54,434	$123,442	$57,888

Weighted average shares outstanding
Basic	45,922	45,678	45,247
Diluted	46,374	45,774	45,572
Earnings per share
Basic	$1.19	$2.70	$1.28
Diluted	1.17	2.70	1.27

The accompanying notes are an integral part of the consolidated financial statements.

Glatfelter 2010 Annual Report    27

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2010	2009

Assets
Current assets
Cash and cash equivalents	$95,788	$135,420
Accounts receivable (less allowance for doubtful accounts:
2010 – $3,118; 2009 – $2,888)	141,208	119,319
Inventories	201,077	168,370
Prepaid expenses and other current assets	64,617	96,947

Total current assets	502,690	520,056
Plant, equipment and timberlands – net	608,170	470,632
Other long-term assets	230,887	199,606

Total assets	$1,341,747	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$–	$13,759
Short-term debt	798	3,888
Accounts payable	98,594	63,604
Dividends payable	4,190	4,170
Environmental liabilities	248	440
Other current liabilities	109,316	100,249

Total current liabilities	213,146	186,110
Long-term debt	332,224	236,936
Deferred income taxes	94,918	96,668
Other long-term liabilities	149,017	159,876

Total liabilities	789,305	679,590
Commitments and contingencies	–	–
Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2010 – 8,385,772; 2009 – 8,655,826)	544	544
Capital in excess of par value	48,145	46,746
Retained earnings	749,453	711,765
Accumulated other comprehensive income (loss)	(121,247)	(119,885)

	676,895	639,170
Less cost of common stock in treasury	(124,453)	(128,466)

Total shareholders’ equity	552,442	510,704

Total liabilities and shareholders’ equity	$1,341,747	$1,190,294

The accompanying notes are an integral part of the consolidated financial statements.

P.H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2010	2009	2008

Operating activities
Net income	$54,434	$123,442	$57,888
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	65,839	61,256	60,611
Amortization of debt issuance costs and original issue discount	2,758	1,690	1,654
Pension expense (income), net of unfunded benefits paid	8,637	6,343	(16,062)
Reversals of shutdown and restructuring charges	–	–	(856)
Deferred income taxes	(16,815)	(22,981)	3,265
Gains on dispositions of plant, equipment and timberlands, net	(453)	(898)	(18,468)
Share-based compensation	5,767	4,599	4,350
Alternative fuel mixture credits, net of credits applied to taxes due	54,880	(57,946)	–
Change in operating assets and liabilities
Accounts receivable	(598)	16,542	(17,668)
Inventories	(7,592)	28,207	(9,975)
Prepaid and other current assets	(13,318)	1,451	871
Accounts payable	21,064	2,390	4,264
Environmental matters	(29)	(7,728)	(13,012)
Accruals and other current liabilities	(1,490)	6,676	(10,557)
Other	(5,079)	825	7,120

Net cash provided by operations	168,005	163,868	53,425
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(36,491)	(26,257)	(52,469)
Proceeds from disposal of plant, equipment and timberlands	564	951	19,279
Proceeds from timberland installment sale note receivable	–	37,850	–
Acquisitions, net of cash acquired	(228,290)	–	–

Net cash provided (used) by investing activities	(264,217)	12,544	(33,190)
Financing activities
Proceeds from $100 million 7 1/8% note offering, net of original issue discount	95,000	–	–
Payments of note offering and credit facility costs	(5,340)	–	–
Net repayments of revolving credit facility	–	(6,725)	(24,197)
Repayments of $100 million term loan facility	(14,000)	(16,000)	(13,000)
Net (repayments of) proceeds from other short-term debt	(3,208)	(2,008)	2,927
(Repayments of) proceeds from borrowing under Term Loans due 2013	–	(34,000)	36,695
Payment of dividends	(16,746)	(16,596)	(16,469)
Proceeds and excess tax benefits from stock options exercised and proceeds from government grants	3,975	–	1,165

Net cash provided (used) by financing activities	59,681	(75,329)	(12,879)
Effect of exchange rate changes on cash	(3,101)	2,103	(4,955)

Net (decrease) increase in cash and cash equivalents	(39,632)	103,186	2,401
Cash and cash equivalents at the beginning of period	135,420	32,234	29,833

Cash and cash equivalents at the end of period	$95,788	$135,420	$32,234

Supplemental cash flow information
Cash paid (received) for
Interest	$23,193	$17,338	$21,243
Income taxes	(40,265)	16,634	20,011

The accompanying notes are an integral part of the consolidated financial statements.

Glatfelter 2010 Annual Report    29

P. H. GLATFELTER COMPANY and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

				Accumulated
		Capital in		Other		Total
	Common	Excess of	Retained	Comprehensive	Treasury	Shareholders’
In thousands	Stock	Par Value	Earnings	Income (Loss)	Stock	Equity

Balance at January 1, 2008	$544	$44,697	$563,608	$4,061	$(136,842)	$476,068
Net income			57,888			57,888
Foreign currency translation adjustments				(32,029)
Change in benefit plans’ net funded status, net of tax benefit of $92,570				(148,165)

Other comprehensive income				(180,194)		(180,194)

Comprehensive income						(122,306)
Tax effect on employee stock options exercised		38				38
Cash dividends declared ($0.36 per share)			(16,495)			(16,495)
Share-based compensation expense		3,244				3,244
Delivery of treasury shares
Performance Shares		(1,739)			1,400	(339)
401(k) plans		(248)			1,768	1,520
Director compensation		(43)			206	163
Employee stock options exercised – net		(143)			957	814

Balance at December 31, 2008	544	45,806	605,001	(176,133)	(132,511)	342,707
Comprehensive income
Net income			123,442			123,442
Foreign currency translation adjustments				11,941
Change in benefit plans’ net funded status, net of taxes of $27,164				44,307

Other comprehensive income				56,248		56,248

Comprehensive income						179,690
Cash dividends declared ($0.36 per share)			(16,678)			(16,678)
Share-based compensation expense		3,502				3,502
Delivery of treasury shares
RSUs		(1,483)			1,280	(203)
401(k) plans		(995)			2,517	1,522
Director compensation		(84)			248	164

Balance at December 31, 2009	544	46,746	711,765	(119,885)	(128,466)	510,704
Comprehensive income
Net income			54,434			54,434
Foreign currency translation adjustments				(17,227)
Change in benefit plans’ net funded status, net of taxes of $9,905				15,865

Other comprehensive income				(1,362)		(1,362)

Comprehensive income						53,072
Tax effect on employee stock options exercised		(50)				(50)
Cash dividends declared ($0.36 per share)			(16,746)			(16,746)
Share-based compensation expense		3,962				3,962
Delivery of treasury shares
RSUs		(2,152)			1,662	(490)
401(k) plans		(318)			1,960	1,642
Director compensation		(16)			179	163
Employee stock options exercised – net		(27)			212	185

Balance at December 31, 2010	$544	$48,145	$749,453	$(121,247)	$(124,453)	$552,442

P. H. GLATFELTER COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gatineau, Quebec Canada; Gloucestershire (Lydney), England; Caerphilly, Wales; Gernsbach and Falkenhagen, Germany; Scaër, France; and the Philippines. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents or directly to customers.

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

Inventories  Inventories are stated at the lower of cost or market. Raw materials, in-process and finished inventories of our domestic manufacturing operations are valued using the last-in, first-out (LIFO) method, and the supplies inventories are valued principally using the average-cost method. Inventories at our foreign operations are valued using the average cost method.

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

Valuation of Long-lived Assets, Intangible Assets and Goodwill  We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, the asset’s fair value is estimated and an impairment loss is recognized for any deficiencies. Goodwill is reviewed, on a discounted cash flow basis, during the third quarter of each year for impairment. Impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities.

Asset Retirement Obligations  In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 410, Asset Retirement and Environmental Obligations, we accrue asset retirement obligations in the period in which obligations relating to future asset retirements are incurred and when a reasonable estimate of fair value can be determined. Under these standards, costs are to be accrued at estimated fair value, and a related long-lived asset is capitalized. Over time, the liability is accreted to its settlement value and the capitalized cost is depreciated over the useful life of the related asset for which the obligation exists. Upon settlement of the liability, we recognize a gain or loss for any difference between the settlement amount and the liability recorded.

Income Taxes  Income taxes are determined using the asset and liability method of accounting for income taxes in accordance with FASB ASC 740 Income Taxes (“ASC 740”). Under ASC 740, tax expense includes U.S. and international income taxes plus the provision for

Glatfelter 2010 Annual Report    31

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

Foreign Currency Translation  Foreign currency translation gains and losses and the effect of exchange rate changes on transactions designated as hedges of net foreign investments are included as a component of other comprehensive income (loss). Transaction gains and losses are included in income in the period in which they occur.

Revenue Recognition  We recognize revenue on product sales when the customer takes title and assumes the risks and rewards of ownership. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales reductions in the period in which the related revenue is recognized.

Revenue from energy sales is recognized when electricity is delivered to the customer. Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the Consolidated Statements of Income. Our fixed-price contract to sell electricity generated in excess of our own use expired March 31, 2010. Subsequent to the expiration, we now sell excess power at market-rates.

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

Accumulated Other Comprehensive Income  The amounts reported on the consolidated Statement of Shareholders’ Equity for Accumulated Other Comprehensive Income (Loss) at December 31, 2010 consisted of a loss of $120.4 million from additional defined benefit liabilities, net of tax, and $0.8 million of losses from foreign currency translation adjustments.

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

We use the following valuation techniques to measure fair value for our assets and liabilities:

Level 1	Quoted market prices in active markets for identical assets or liabilities;

Level 2	Significant other observable inputs (e.g. quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable such as interest rate and yield curves, and market-corroborated inputs); and

Level 3	Unobservable inputs for the asset or liability, which are valued based on management’s estimates of assumptions that market participants would use in pricing the asset or liability.

3.	ACQUISITIONS

On February 12, 2010, we completed the acquisition of all the issued and outstanding stock of Concert Industries Corp. (“Concert”), a manufacturer of highly absorbent cellulose based airlaid non-woven materials, for cash totaling $231.1 million based on the currency exchange rates on the closing date, and net of post-closing working capital adjustments. Concert has operations located in Gatineau, Quebec, Canada and Falkenhagen, Brandenburg, Germany. Annual revenues totaled $203.0 million in 2009.

Concert manufactures highly absorbent cellulose based airlaid non-woven materials used in products such as feminine hygiene and adult incontinence products, pre-moistened cleaning wipes, food pads, napkins and tablecloths, and baby wipes. The acquisition of Concert affords us the opportunity to grow with our customers who are the industry leaders in feminine hygiene and adult incontinence products. We believe that our acquisition of Concert provides us with an industry-leading global business that sells highly specialized, engineered fiber-based materials to niche markets with substantial barriers to entry.

The share purchase agreement provides for, among other terms, indemnification provisions for claims that may arise, including among others, uncertain tax positions and other third party claims.

We and the sellers reached agreement on working capital related adjustments that reduced the purchase price by $4.7 million. In addition, as a result of further evaluation of asset appraisals, contingencies and other factors, in accordance with FASB ASC 805, Business Combinations, we have determined that certain retrospective adjustments to the February 12, 2010 provisional allocation of the purchase price to assets acquired and liabilities assumed were required.

The following summarizes the impact of the adjustments recorded in 2010 and retrospectively reflected in the financial statements. This provisional purchase price allocation is based on information currently available to management:

	As originally
In thousands	presented	Adjustment	Adjusted
Assets
Cash	$2,792	$–	$2,792
Accounts receivable	24,703	–	24,703
Inventory	28,034	–	28,034
Prepaid and other current assets	5,941	(1,316)	4,625
Plant, equipment and timberlands	177,253	8,301	185,554
Intangible assets	3,138	1,902	5,040
Deferred tax assets and other assets	20,738	(5,830)	14,908

Total	262,599	3,057	265,656
Liabilities
Accounts payable and accrued expenses	25,322	611	25,933
Deferred tax liabilities	1,267	3,852	5,119
Other long term liabilities	212	3,310	3,522

Total	26,801	7,773	34,574

Total purchase price	$235,798	$(4,716)	$231,082

The adjustments set forth above did not materially impact previously reported results of operations, earnings per share, or cash flows.

We are in the process of finalizing certain contingencies and the impact on taxes of any final adjustments to such necessary to account for the Concert transaction in accordance with the acquisition method of accounting set forth in FASB ASC 805. Accordingly, the provisional purchase price allocation set forth above is based on all information available to us at the present time and is subject to change, and such changes could be material.

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

During 2010, we incurred legal, professional and advisory costs directly related to the Concert acquisition totaling $6.9 million. All such costs are presented under

Glatfelter 2010 Annual Report    33

the caption “Selling, general and administrative expenses” in the accompanying consolidated statements of income. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $3.0 million. The unamortized fees are recorded in the accompanying consolidated balance sheet under the caption “Other assets”.

In addition, in connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash during the first quarter of 2010 and resulted in a $3.4 million loss, net of realized currency translation gains, which is presented under the caption “Other-net” in the accompanying consolidated statements of income for the year ended December 31, 2010.

Our results of operations for the year ended December 31, 2010 include the results of Concert prospectively since the acquisition was completed on February 12, 2010. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Net sales and operating income of Concert included in our consolidated results of operations totaled $193.5 million and $4.4 million, respectively, for 2010.

The unaudited pro-forma results presented below include the effects of the acquisition as if it had been consummated as of January 1, 2009. The pro forma results include the amortization associated with the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for plant, equipment and timberlands. To better reflect the combined operating results, material non-recurring charges directly attributable to the acquisition have been excluded. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved.

	Year Ended December 31
In thousands, except per share	2010	2009
Pro forma
Net sales	$1,480,980	$1,388,120
Net income	69,116	135,713
Diluted earnings per share	1.49	2.96

For purposes of presenting the above pro forma financial information, non-recurring legal, professional and transaction costs directly related to the acquisition have been eliminated. This pro forma financial information is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

4.	ALTERNATIVE FUEL MIXTURE CREDITS

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, is refundable to the taxpayer. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We earned $107.8 million of alternative fuel mixture credits for the alternative fuel mixture consumed during the period February 20, 2009 through December 31, 2009. We record all alternative fuel mixture credits as a reduction to cost of goods sold and the net credit claimed is recorded in 2009 under the caption “Prepaid expenses and other current assets” in the accompanying Consolidated Balance Sheets.

The alternative fuel mixture credit expired on December 31, 2009. For information related to the Cellulosic Biofuel Credit, see Note 8 – Income Taxes.

5.	ENERGY AND RELATED SALES, NET

We sell excess power generated by the Spring Grove, PA facility. Prior to the March 31, 2010 expiration of a long-term contract, all sales were at a fixed price. Subsequently, we sell excess power at prevailing market rates. We also sell renewable energy credits generated by the Spring Grove, PA and Chillicothe, OH facilities representing sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste.

The following table summarizes this activity for each of the past three years:

In thousands	2010	2009	2008
Energy sales	$14,296	$20,128	$19,731
Costs to produce	(10,403)	(11,883)	(10,367)

Net energy sales	3,893	8,245	9,364
Renewable energy credits	6,760	5,087	–

Total energy and related sales , net	$10,653	$13,332	$9,364

6.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2010, 2009 and 2008, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2010
Timberlands	164	$387	$373
Other	n/a	177	80

Total		$564	$453

2009
Timberlands	319	$951	$906
Other	n/a	–	(8)

Total		$951	$898

2008
Timberlands	4,561	$19,279	$18,649
Other	n/a	–	(181)

Total		$19,279	$18,468

The amounts set forth above for 2008 include a $2.9 million gain from the sale of 246 acres of timberlands for cash consideration to George H. Glatfelter II, our retired chief executive officer, and his spouse. The 246 acres of timberlands had been independently appraised and marketed for public sale by us. Based on those appraisals and the marketing process that was pursued, we and our Board believed that the sale price agreed to with the Glatfelters constituted fair market value for the timberland.

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2010	2009	2008
Net income	$54,434	$123,442	$57,888

Weighted average common shares outstanding used in basic EPS	45,922	45,678	45,247
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	452	96	325

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,374	45,774	45,572

Basic EPS	$1.19	$2.70	$1.28
Diluted EPS	1.17	2.70	1.27

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

In thousands	2010	2009	2008
Potential common shares	1,405	2,215	1,132

8.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The (benefit)/provision for income taxes from operations consisted of the following:

	Year Ended December 31
In thousands	2010	2009	2008
Current taxes
Federal	$(8,238)	$29,848	$5,647
State	(392)	4,050	2,609
Foreign	4,540	8,787	11,617

	(4,090)	42,685	19,873
Deferred taxes and other
Federal	(17,530)	(23,943)	9,026
State	(131)	3,760	86
Foreign	846	(2,798)	(5,847)

	(16,815)	(22,981)	3,265

Income tax (benefit)/provision	$(20,905)	$19,704	$23,138

The amounts set forth above for total deferred taxes and other included a deferred tax benefit of $17.6 million in 2010, a deferred tax benefit of $23.0 million in 2009 and a deferred tax provision of $3.0 million in 2008, respectively. Other taxes totaled $0.8 million, $0.0 million, and $0.2 million in 2010, 2009 and 2008, respectively, related to uncertain tax positions expected to be taken in future tax filings.

The following are the domestic and foreign components of pretax income from operations:

	Year Ended December 31
In thousands	2010	2009	2008
United States	$2,384	$122,657	$61,387
Foreign	31,145	20,489	19,639

Total pretax income	$33,529	$143,146	$81,026

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax (benefit)/provision is as follows:

	Year Ended December 31
	2010	2009	2008
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.4	0.7	3.1
Foreign income tax rate differential	(4.9)	(0.5)	(2.5)
Change in statutory tax rates	1.5	(0.3)	–
Tax credits	(7.8)	(1.8)	(5.7)
Change in unrecognized tax benefits, net	(12.4)	8.0	2.5
Cellulosic Biofuel Credit, net of incremental state tax and manufacturing deduction benefit	(69.3)	–	–
Adjustment for prior year estimates	(6.8)	–	–
Alternative fuel mixture credits	–	(26.4)	–
Valuation allowance release	–	–	(1.8)
Other	1.0	(0.9)	(2.0)

(Benefit)/provision for income taxes	(62.3)%	13.8%	28.6%

The sources of deferred income taxes were as follows at December 31:

	2010		2009
		Non		Non-
	Current	current	Current	current
	Asset	Asset	Asset	Asset
In thousands	(Liability)	(Liability)	(Liability)	(Liability)

Reserves	$5,628	$10,422	$7,404	$9,677
Compensation	3,850	4,070	3,367	3,934
Post-retirement benefits	1,807	18,225	1,708	19,637
Property	692	(98,012)	12	(100,071)
Pension	449	(43,428)	660	(38,000)
Installment sales	–	(14,030)	(4)	(14,070)
Inventories	348	–	438	–
Other	78	5,617	258	4,608
Tax carryforwards	8,002	57,547	–	29,238

Subtotal	20,854	(59,589)	13,843	(85,047)
Valuation allowance	(2,925)	(22,895)	(2,379)	(9,789)

Total	$17,929	$(82,484)	$11,464	$(94,836)

The increase in the valuation allowance of $13.7 million from 2009 is primarily related to the establishment of a valuation allowance for certain acquired deferred tax assets related to Concert.

Glatfelter 2010 Annual Report    35

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2010	2009
Prepaid expenses and other current assets	$17,929	$11,519

Other long-term assets	12,434	1,832

Other current liabilities	–	55

Deferred income taxes	94,918	96,668

At December 31, 2010, we had state and foreign tax net operating loss (“NOL”) carryforwards of $78.6 million and $273.0 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2014 and 2027; certain foreign NOL carryforwards expire between 2013 and 2030.

In addition, we had federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, various state tax credit carryforwards totaling $0.4 million, which expire between 2014 and 2027, and foreign tax credits of $3.2 million which expire between 2019 and 2030.

We have established a valuation allowance of $25.8 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain deferred foreign tax credits.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2010, we recorded tax credits of $2.6 million related to Research and Development credits and the fuels tax credits. In 2009 and 2008 similar tax credits of $2.6 million and $4.7 million, respectively, were recorded.

At December 31, 2010 and 2009, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $160.8 million and $134.6 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2010, no deferred tax liability has been recognized in our consolidated financial statements.

In March 2010, our application to be registered as a cellulosic biofuel producer was approved by the Internal Revenue Service. The U.S. Internal Revenue Code provides a non refundable tax credit equal to $1.01 per gallon for taxpayers that produce cellulosic biofuel. In a memorandum issued in July 2010, the Internal Revenue Service issued guidance concluding that black liquor sold or used before January 1, 2010, qualifies for the cellulosic biofuel producer credit (“CBPC”) and no further certification of eligibility was needed.

In connection with the filing of our 2009 income tax return, we claimed $23.2 million, net of taxes, of CBPC. The CBPC claimed is attributable to black liquor produced and burned from January 1, 2009 through February 19, 2009, after which we began mixing black liquor and diesel fuel to qualify for alternative fuel mixture credits.

With respect to CBPC, although we do not intend to claim any additional credits, we could amend our 2009 federal tax return and claim additional credits. If we were to elect to do so, we would be required to return cash already received from alternative fuel mixture credits, since we can only claim either the alternative fuel mixture credit or CBPC. The ability to realize the value of any additional CBPC depends on future taxable income. We continue to evaluate opportunities, if any, to claim additional CBPC from qualifying activities based on the results of our ongoing operations.

As of December 31, 2010, December 31, 2009 and December 31, 2008, we had $38.7 million, $40.1 million and $29.2 million of gross unrecognized tax benefits, respectively. As of December 31, 2010, if such benefits were to be recognized, approximately $35 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2010	2009	2008
Balance at January 1	$40.1	$29.2	$26.1

Increases in tax positions for prior years	1.6	0.7	0.4

Decreases in tax positions for prior years	(1.8)	–	–

Acquisition related:

Purchase accounting	3.2	–	–

Decrease for prior years(1)	(2.2)	–	–

Increases in tax positions for current year	1.9	11.2	3.2

Settlements	–	(0.8)	–

Lapse in statute of limitations	(4.1)	(0.2)	(0.5)

Balance at December 31	$38.7	$40.1	$29.2

(1)	in connection with purchase accounting for the Concert transaction, we recorded a $2.2 million reserve for an uncertain tax position and at the same time recorded a receivable from the seller due to an indemnification agreement. Prior to the end of 2010, a tax ruling was issued that eliminated this tax risk resulting in the elimination of both items.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
	Examinations not yet	Examination in
Jurisdiction	initiated	progress

United States
Federal	2007 – 2010	N/A
State	2005 – 2010	2004 & 2006–2008
Canada(1)	2006 – 2010	2008 – 2009
Germany(1)	2008 – 2010	2003 – 2009
France	2007 – 2010	N/A
United Kingdom	2007 – 2010	N/A
Philippines	2010	2007 – 2009

(1)	includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $8.2 million. Substantially all of this range relates to tax positions taken in the U.S. and in Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The Company accrued minimal interest, net of reversals during 2010, and in total, as of December 31, 2010, has recognized a liability for interest of $3.8 million. During 2009, the Company accrued interest of $1.1 million, and in total, as of December 31, 2009 has recognized a liability for interest of $3.8 million. During 2008, the Company accrued interest of $0.8 million. We did not record any penalties associated with uncertain tax positions during 2010 or 2009.

9.	STOCK-BASED COMPENSATION

On April 29, 2009, our shareholders approved the P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) to authorize, among other things, the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants. The LTIP provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2010, 2,661,632 shares of common stock were available for future issuance under the LTIP.

Since the approval of the LTIP, we have issued to eligible participants restricted stock units and stock only stock appreciation rights (“SOSARs”).

Restricted Stock Units (“RSU”)  Awards of RSUs are made under the LTIP. Under terms of the awards, RSUs vest based solely on the passage of time on a graded scale over a three, four, and five-year period. The following table summarizes RSU activity during the past three years:

Units	2010	2009	2008
Beginning balance	564,037	486,988	505,173
Granted	203,889	205,360	137,649
Forfeited	(37,368)	(8,700)	(25,214)
Restriction lapsed/shares delivered	(150,757)	(119,611)	(130,620)

Ending balance	579,801	564,037	486,988

Dollars in thousands
Compensation expense	$1,708	$1,622	$1,772

The weighted average grant fair value per unit for awards in 2010, 2009 and 2008 was $13.24, $10.11 and $14.82, respectively. As of December 31, 2010, unrecognized compensation expense for outstanding RSUs totaled $3.4 million. The weighted average remaining period over which the expense will be recognized is 3.6 years.

Glatfelter 2010 Annual Report    37

Stock Only Stock Appreciation Rights  The following table sets forth information related to outstanding SOSARS.

	2010		2009		2008
		Wtd Avg		Wtd Avg		Wtd Avg
		Exercise		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price	Shares	Price
Outstanding at Jan. 1,	1,762,020	$11.84	718,810	$14.63	484,800	$15.30

Granted	470,520	13.77	1,043,210	9.91	284,240	13.49

Exercised	–		–	–	–	–

Canceled	(170,663)	11.81	–	–	(50,230)	14.63

Outstanding at Dec. 31,	2,061,877	12.28	1,762,020	$11.84	718,810	$14.63

Exercisable at Dec. 31,	1,135,281	12.78	390,575	14.89	150,967	15.30

Vested and expected to vest	2,059,524		1,676,227		690,418

Weighted average grant date fair value per share		$4.65		$2.83		$3.77

Aggregate grant date fair value (in thousands)		2,179		$2,957		$1,002

Black-Scholes Assumptions

Dividend yield		2.61%		3.63%		2.67%

Risk free rate of return		2.48		2.26		3.71

Volatility		42.34		40.59		32.09

Expected life		6yrs		6yrs		6yrs

Compensation expense (in thousands)	$2,254		$1,880		$1,472

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period. As of December 31, 2010, the intrinsic value of SOSARs vested and expected to vest totaled $2.3 million.

Non-Qualified Stock Options  The following table summarizes the activity with respect to non-qualified stock options:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
Non-Qualified Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	453,050	$14.20	537,700	$14.08	700,270	$13.81

Granted	–	–	–	–	–	–

Exercised	(14,250)	12.95	–	–	(64,400)	12.64

Canceled	(76,750)	13.09	(84,650)	13.46	(98,170)	13.08

Outstanding and exercisable at end of year	362,050	$14.49	453,050	$14.20	537,700	$14.08

	Options Outstanding
		Weighted-		Options Exercisable
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Non-Qualified Options	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$10.78 to $12.41	36,250	3.0	$11.24	36,250	$11.24

12.95 to 14.44	132,700	1.9	13.71	132,700	13.71

15.44 to 17.16	178,100	1.0	15.47	178,100	15.47

17.54 to 18.78	15,000	1.3	17.54	15,000	17.54

	362,050	1.5		362,050

All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant. The exercise price represents the quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant. As of December 31, 2010, the intrinsic value of outstanding stock options totaled $0.04 million.

10.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We provide non-contributory retirement benefits under both funded and unfunded plans to all U.S. employees and to certain non-U.S. employees. U.S. benefits are based on either a final average pay formula or a cash balance formula for salaried employees, and on a unit-benefit formula for bargained hourly employees. Non-U.S. benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. U.S. plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. We use a December 31-measurement date for all of our defined benefit plans.

We also provide certain health care benefits to eligible U.S.-based retired employees and exclude all salaried employees hired after January 1, 2008. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to certain retirees over age 65 to help defray the costs of Medicare. The plan is partially funded and claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2010	2009	2010	2009
Change in Benefit Obligation
Balance at beginning of year	$406.1	$386.3	$62.6	$58.6
Service cost	9.5	8.6	2.9	2.6
Interest cost	23.9	23.4	3.4	3.5
Plan amendments	1.2	1.9	–	–
Actuarial (gain)/loss	17.9	12.9	(5.7)	1.3
Benefits paid	(24.3)	(27.0)	(4.7)	(3.4)

Balance at end of year	$434.3	$406.1	$58.5	$62.6

Change in Plan Assets
Fair value of plan assets at beginning of year	$485.7	$400.6	$6.3	$5.7
Actual return on plan assets	63.2	110.0	0.9	1.6
Employer contributions	1.8	2.1	3.7	2.4
Benefits paid	(24.3)	(27.0)	(4.7)	(3.4)

Fair value of plan assets at end of year	526.4	485.7	6.2	6.3

Funded status at end of year	$92.1	$79.6	$(52.3)	$(56.3)

The net prepaid pension cost for qualified pension plans is primarily included in “Other long-term assets,” and the accrued pension cost for non-qualified pension plans and accrued post-retirement benefit costs are primarily included in “Other long-term liabilities” on the Consolidated Balance Sheets at December 31, 2010 and 2009.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2010	2009	2010	2009
Other long-term assets	$129.2	$112.9	$–	$–
Current liabilities	(8.6)	(1.8)	(3.9)	(4.6)
Other long-term liabilities	(28.5)	(31.5)	(48.4)	(51.7)

Net amount recognized	$92.1	$79.6	$(52.3)	$(56.3)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2010	2009	2010	2009
Prior service cost/(credit)	$15.5	$16.5	$(4.2)	$(5.3)
Net actuarial loss	170.8	189.2	14.1	21.5

The accumulated benefit obligation for all defined benefit pension plans was $417.1 million and $390.9 million at December 31, 2010 and 2009, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate – benefit obligation	5.80%	6.10%	5.10%	5.90%
Future compensation growth rate	4.0	4.0	–	–

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates ranged from 5.00% to 6.10% for the pension plans and for other benefit plans ranged from 4.65% to 5.20%.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2010	2009
Projected benefit obligation	$37.1	$33.3
Accumulated benefit obligation	32.0	29.2
Fair value of plan assets	–	–

Net periodic benefit cost (income) includes the following components:

	Year Ended December 31
In millions	2010	2009	2008
Pension Benefits
Service cost	$9.5	$8.6	$8.3
Interest cost	23.9	23.4	23.1
Expected return on plan assets	(40.3)	(39.8)	(50.1)
Amortization of prior service cost	2.5	2.2	2.3
Amortization of actuarial loss	13.6	12.6	0.3

Total net periodic benefit cost (income)	$9.2	$7.0	$(16.1)

Other Benefits
Service cost	$2.9	$2.6	$2.1
Interest cost	3.4	3.5	3.2
Expected return on plan assets	(0.5)	(0.5)	(0.8)
Amortization of prior service cost/(credit)	(1.2)	(1.2)	(1.3)
Amortization of actuarial loss	1.5	2.1	1.3

Total net periodic benefit cost	$6.1	$6.5	$4.5

The actuarial net (gain) loss and prior service cost for our defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $14.1 million and $2.4 million, respectively. The comparable amounts of expected amortization for other benefit plans are $1.1 million and a credit of $(1.2) million, respectively.

Glatfelter 2010 Annual Report    39

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2010	2009
Pension Benefits
Actuarial (gain) loss	$(4.5)	$(57.7)
Prior service cost	1.2	1.9
Amortization of prior service cost	(2.5)	(2.2)
Amortization of actuarial losses	(13.6)	(12.6)

Total recognized in other comprehensive (income) loss	(19.4)	(70.6)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(10.2)	$(63.6)

Other Benefits
Actuarial (gain) loss	$(6.0)	$0.2
Amortization of prior service cost	1.2	1.2
Amortization of actuarial losses	(1.5)	(2.1)

Total recognized in other comprehensive (income) loss	(6.3)	(0.7)

Total recognized in net periodic benefit cost and other comprehensive loss	$(0.2)	$5.8

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
In millions	2010	2009	2008
Pension Benefits
Discount rate – benefit expense	6.10%	6.25%	6.25%
Future compensation growth rate	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.5	8.5	8.5
Other Benefits
Discount rate – benefit expense	5.90	6.25%	6.25%
Expected long-term rate of return on plan assets	8.5	8.5	8.5

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2010	2009
Health care cost trend rate assumed for next year	8.10%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate rate	2021	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	increase	decrease
Effect on:
Post-retirement benefit obligation	$3.9	$(3.5)
Total of service and interest cost components	0.5	(0.5)

Plan Assets  All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset liability modeling. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging our investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standard and other ERISA rules and regulations. We establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk.

Investments and decisions will be made solely in the interest of the Plan’s participants and beneficiaries, and for the exclusive purpose of providing benefits accrued thereunder. The primary goal of the Plan is to ensure the solvency of the Plan over time and thereby meet its distribution objectives. Plan assets will be diversified. All investments in the Plan will be made in accordance with ERISA and other applicable statutes.

Risk is minimized by diversification by asset class by style of each manager and by sector and industry limits when applicable. The target allocation for the Plan assets are:

Domestic Equity –
Large cap	39%
Small and mid cap	13
International equity	13
Real Estate Investment Trusts (REIT)	5
Fixed income , cash and cash equivalents	30

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

The Investment Policy statement lists specific categories of securities or activities that are prohibited including options, futures, commodities, hedge funds, limited partnerships, and our stock.

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	Fair Value Measurements at December 31, 2010
in millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$185.8	$185.8	$–	$–
Small and mid cap	67.5	67.5	–	–
International equity	93.7	57.8	35.9	–
REIT	24.1	24.1	–	–
Fixed income	147.4	59.5	87.9	–
Cash and equivalents	14.1	0.2	13.9	–

Total	$532.6	$394.9	$137.7	$–

	Fair Value Measurements at December 31, 2009
in millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$176.0	$175.6	$0.4	$–
Small and mid cap	77.6	77.6	–	–
International equity	64.2	33.1	31.1	–
REIT	25.7	25.7	–	–
Fixed income	134.5	71.0	63.5	–
Cash and equivalents	14.0	14.0	–	–

Total	$492.0	$397.0	$95.0	$–

Cash Flow  We did not make contributions to our qualified pension plans in 2010. Benefit payments expected to be made in 2011 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$8,573

Other benefit plans	4,917

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2011	$37,148	$4,917

2012	30,119	4,971

2013	30,459	4,986

2014	30,927	5,382

2015	31,522	5,500

2016 through 2020	162,117	30,339

Defined Contribution Plans  We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $1.0 million, $0.9 million and $0.9 million in 2010, 2009 and 2008, respectively.

11.	INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2010	2009
Raw materials	$52,538	$44,150

In-process and finished	94,118	78,340

Supplies	54,421	45,880

Total	$201,077	$168,370

We value all of our U.S. inventories on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $20.2 million and $16.9 million higher than reported at December 31, 2010 and 2009, respectively. During 2010 and 2009, we liquidated certain LIFO inventories, the effect of which did not have a significant impact on results of operations.

12.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2010	2009
Land and buildings	$185,469	$136,260

Machinery and equipment	1,080,065	970,708

Furniture, fixtures, and other	109,168	101,327

Accumulated depreciation	(807,441)	(773,057)

	567,261	435,238

Construction in progress	30,904	23,947

Asset retirement – Lagoons	8,829	10,300

Timberlands, less depletion	1,176	1,147

Total	$608,170	$470,632

13.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets which are recorded in the caption “Other long-term assets” in the accompanying Consolidated Balance Sheets:

	December 31
In thousands	2010	2009

Goodwill – Composite Fibers	$16,483	$17,331

Specialty Papers

Customer relationships	$6,155	$6,155

Composite Fibers

Technology and related	4,194	4,373

Customer relationships and related	1,799	1,867

Advanced Airlaid Materials

Technology and related	1,594	–

Customer relationships and related	3,350	–

Total intangibles	17,092	12,395

Accumulated amortization	(5,245)	(3,525)

Net intangibles	$11,847	$8,870

The decrease in goodwill was due to foreign currency translation adjustments. Other than non-amortizable goodwill, intangible assets are amortized on a straight-line basis. Customer relationships are amortized

Glatfelter 2010 Annual Report    41

over periods ranging from 3 years to 14 years and technology and related intangible assets are amortized over period ranging from 14 years to 20 years. The following table sets forth information pertaining to amortization of intangible assets:

In thousands	2010	2009

Aggregate amortization expense:	$1,763	$981

Estimated amortization expense:

2011	$1,811

2012	1,770

2013	1,317

2014	1,317

2015	1,317

The remaining weighted average useful life of intangible assets was 10 years at December 31, 2010.

14.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2010	2009

Pension	$129,207	$112,903

Installment note receivable	43,183	43,183

Goodwill and intangibles	28,330	26,201

Other	30,167	17,319

Total	$230,887	$199,606

15.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2010	2009

Accrued payroll and benefits	$47,205	$46,141

Other accrued compensation and retirement benefits	13,491	6,476

Income taxes payable	2,192	4,684

Accrued rebates	16,086	14,195

Other accrued expenses	30,342	28,753

Total	$109,316	$100,249

16.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2010	2009

Revolving credit facility, due April 2011	n/a	$–

Revolving credit facility, due May 2014	$–	n/a

Term Loan, due April 2011	–	14,000

7 1/8% Notes, due May 2016	200,000	200,000

7 1/8% Notes, due May 2016 – net of original issue discount	95,529	–

Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,224	250,695

Less current portion	–	(13,759)

Long-term debt, excluding current portion	$332,224	$236,936

On April 29, 2010, we entered into a new four-year, $225 million, multi-currency, revolving credit agreement with a consortium of banks. The new agreement matures May 31, 2014 and replaced and terminated our old revolving credit agreement which was due to mature April 2011.

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

On February 5, 2010, we issued an additional $100 million in aggregate principal amount of 7 1/8% Notes due 2016 (together with the April 28, 2006 offering, the “Senior Notes”). The notes were issued at 95.0% of the principal amount. Net proceeds from this offering after deducting offering fees and expenses, were used to fund, in part, the Concert acquisition. The original issue discount is being accreted as a charge to income on the effective interest method.

Interest on the Senior Notes accrues at the rate of 7 1/8% per annum and is payable semiannually in arrears on May 1 and November 1.

The Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement that accelerates the debt outstanding thereunder. As of December 31, 2010, we were not aware of any violations of our debt covenants.

In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During the year ended December 31, 2010, GPW Virginia received aggregate interest income of $1.0 million under the Glawson note receivable and the Company Note and, in turn, incurred interest expense of $0.7 million under the 2008 Term Loan.

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

The following schedule sets forth the maturity of our long-term debt during the indicated year:

In thousands

2011	$–
2012	–
2013	36,695
2014	–
2015	–
Thereafter	300,000

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2010 and 2009, we had $5.4 million and $5.7 million, respectively, of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit outstanding as of December 31, 2010, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to occur over the next six years, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to the upward revision in 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of the reserve for asset retirement obligations for the periods indicated:

In thousands	2010	2009

Beginning balance	$(11,292)	$(11,606)

Upward revision	–	(600)

Payments	2,179	1,535

Accretion	(604)	(621)

Ending balance	$(9,717)	$(11,292)

Of the total liability at the end of 2010, $1.5 million is recorded in the accompanying consolidated balance sheet under the caption “Other current liabilities” and $8.2 million is recorded under the caption “Other long-term liabilities.” The comparable amounts as of December 31, 2009 were $2.4 million and $8.9 million, respectively.

Glatfelter 2010 Annual Report    43

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS AND FINANCIAL DERIVATIVES

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value
Fixed-rate Bonds	$295,529	$304,115	$200,000	$196,750
Variable rate debt	36,695	37,780	50,695	51,209

Total	$332,224	$341,895	$250,695	$247,959

As of December 31, 2010 and 2009, we had $300.0 million and $200.0 million, respectively, of 7 1/8% fixed rate debt. The amount outstanding as of the end of 2010 includes $100.0 million that is recorded net of unamortized original issue discount. All of this fixed rate debt is publicly registered, but is thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics, or Level 2. The fair value of the remaining debt instrument was estimated using a discounted cash flow model based on independent sources, or Level 3.

As part of our overall risk management practices, we enter into foreign exchange forward contracts primarily designed to mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and to hedge exposure to certain foreign currency denominated receivables and payables. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contract and the offsetting underlying intercompany transactions are reflected in the accompanying statement of operations under the caption “Other – net.” For the year ended December 31, 2010, our results of operations included a $0.4 million net loss from forward foreign currency exchange contracts. This activity was substantially all offset by adjustments to translate the underlying intercompany financing transactions.

The fair values of the foreign exchange forward contracts are considered to be Level 2. The following table sets forth the notional values of outstanding foreign exchange forward contracts together with the unrealized fair value as of December 31, 2010:

	Notional
	Amount	Fair Value	Balance Sheet
December 31, 2010	(millions)	(thousands)	Location

Sell euro for US$	€57.0	$(563.0)	Other current liabilities

Buy euro for British pound	€3.0	(14.0)	Other current liabilities

Sell Philippine peso for US$	PHP 247.0	(4.0)	Other current liabilities

Each of the contracts set forth above have a maturity of one month from the date the respective contract was entered into.

We are exposed to credit risk related to this activity arising in the event of the inability of a counterparty to meet its obligations to us under the terms of these contracts. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into such financial instruments with financial institutions which meet certain minimum debt ratings.

19.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2010	2009	2008
Shares outstanding at beginning of year	45,706	45,434	45,143
Treasury shares issued for:
Restricted stock awards	112	86	94
401(k) plan	132	169	119
Director compensation	12	17	14
Employee stock options exercised	14	–	64

Shares outstanding at end of year	45,976	45,706	45,434

20.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments  The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other

2011	$7,975	$87,946

2012	4,629	52,817

2013	3,207	30,474

2014	1,676	2,777

2015	1,332	2,602

Thereafter	7,171	9,149

Other contractual obligations primarily represent minimum purchase commitments under energy and pulp wood supply contracts and other purchase obligations.

At December 31, 2010, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $26.0 million and $185.8 million, respectively.

Fox River – Neenah, Wisconsin

Background  We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River and in the Bay of Green Bay Wisconsin (“Site”). As part of our 1979 acquisition of the Bergstrom Paper Company, we acquired a facility located at the Site (the “Neenah Facility”). The Neenah Facility used wastepaper as a source of fiber. Discharges to the lower Fox River from the Neenah Facility that may have contained PCBs from wastepaper may have occurred from 1954 to the late 1970s. We believe that any PCBs that the Neenah Facility may have discharged into the lower Fox River resulted from the presence of PCBs in NCR®-brand carbonless copy paper in the wastepaper that was recycled at the Neenah Facility. We closed the Neenah Facility in June 2006.

The United States, the State of Wisconsin and various state and federal governmental agencies (collectively, the “Governments”), as well as other entities (including local Native American tribes), have found PCBs in sediments in the bed of the Fox River, apparently from a number of sources at municipal and industrial facilities along the upstream and downstream portions of the Site. The Governments have identified manufacturing and recycling of NCR®-brand carbonless copy paper as the principal source of that contamination.

The United States Environmental Protection Agency (“EPA”) has divided the lower Fox River and the Bay of Green Bay site into five “operable units” (the “OUs”), including the most upstream (“OU1”) and four downstream reaches of the river and bay (“OU2-5”). OU1 extends from primarily Lake Winnebago to the dam at Appleton, and is comprised of Little Lake Butte des Morts. The Neenah Facility discharged its wastewater into OU1.

Our liabilities, if any, for this contamination primarily arise under the federal Comprehensive Environmental, Response, Compensation and Liability Act (“CERCLA” or “Superfund”), pursuant to which the Governments have sought to recover “response actions” or “response costs,” which are the costs of studying and cleaning up contamination. Other agencies and natural resource trustee agencies (collectively, the “Trustees”) have sought to recover natural resource damages (“NRDs”), including natural resource damage assessment costs.

We are one of eight entities that have been formally notified that they are potentially responsible parties (“PRPs”) under CERCLA for response costs or NRDs. Others, including the United States and the State of Wisconsin, may also be liable for some or all of the costs of NRD at this Site.

The Governments have sought to recover response actions, response costs, and NRDs from us through three principal enforcement actions.

OU1 CD.  On October 1, 2003, the United States and the State of Wisconsin commenced an action captioned United States v. P.H. Glatfelter Co. against us and WTM I Co. in the United States District Court for the Eastern District of Wisconsin and simultaneously lodged a consent decree (“OU1 CD”) that the court entered on April 12, 2004. Under that OU1 CD, and an amendment dated August 2008, we and WTM I, with a limited fixed contribution from Menasha Corp. and funds provided by the United States from an agreement with others, have implemented the remedy for OU1. We have also resolved claims for all Governmental response costs in OU1 after July 2003 and made a payment on NRDs. That remedy is complete. We have continuing operation and maintenance obligations that we expect to fund from contributions we and WTM I have already made to an escrow account for OU1 under the OU1 CD.

OU2-5 UAO.  In November 2007, the United States Environmental Protection Agency (“EPA”) issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc. (“API”), CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, Glatfelter, U.S. Paper Mills Corp., and WTM I Company (“WTM”) directing those respondents to implement the remedy in OU2-5. Shortly following issuance of the UAO, API and NCR commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA, but, to minimize disruptions, have paid certain de minimis amounts to EPA for oversight costs under the UAO.

Government Action.  On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the “Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which amount to in excess of $16.5 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5.

We are engaged in litigation to allocate costs and NRDs among the parties responsible for this site.

Whiting Litigation.  On January 7, 2008, NCR and API commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or API (the “Whiting Litigation”). At present, the case involves allocation claims among the two plaintiffs and 28

Glatfelter 2010 Annual Report    45

defendants including us. We and other defendants counterclaimed against NCR and API.

Claims against governments.  The Whiting Litigation involves claims by certain parties against federal agencies who are responsible parties for this site. In the Government Action many defendants, including us, asserted counterclaims against the United States and the State of Wisconsin.

Settlements.  Certain parties have resolved their liability to the United States affording them contribution protection. These settlements are embodied in consent decrees. Notably, we entered into the OU1 CD. Also, in a case captioned United States v. George A. Whiting Paper Co., the district court entered two consent decrees under which 13 de minimis defendants in the Whiting Litigation settled with the United States and Wisconsin. NCR and API appealed and await disposition by the Court of Appeals for the Seventh Circuit. Further, Georgia-Pacific Consumer Products LP, has entered into a consent decree resolving its liability for NRDs and on October 14, 2010, lodged a consent decree in the Government Action that would resolve all of its liabilities except for the downstream portion of the OU4 remedy. The court has not yet entered that consent decree. Finally, the United States has lodged a consent decree that would resolve the liability of itself and two municipalities. We oppose entry of that consent decree.

Cleanup Decisions.  The extent of our exposure depends, in large part, on the decisions made by EPA and the Wisconsin Department of Natural Resources (“WDNR”) as to how the Site will be cleaned up and the costs and timing of those response actions. The nature of the response actions has been highly controversial. Between 2002 and 2008, the EPA issued records of decision (“RODs”) regarding required remedial actions for the OUs. Some of those RODs have been amended We contend that the remedy for OU2-5 is arbitrary and capricious. We and others may litigate that issue in the Government Action. If we were to be successful in modifying any existing selected remedy, our exposure could be reduced materially.

NRD Assessment.  We are engaged in disputes as to (i) whether various documents prepared by the Trustees taken together constitute a sufficient NRD assessment under applicable regulations, and (ii) on a number of legal grounds, whether the Trustees may recover from us on the specific NRD claims they have made.

Past Cost Demand.  We are also disputing a demand by EPA that we and six other parties reimburse EPA for approximately $17.6 million in costs that EPA claims it incurred.

Cost estimates.  Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that total past and future costs and NRDs at this site may exceed $1 billion and that $1.5 billion is a reasonable “outside estimate.”

NRDs.  Of that amount, the Trustees’ assessment documents claimed that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. They now claim that this range should be inflated to 2009 dollars and then certain unreimbursed past assessment costs should be added, so that the range of their claim would be $287 million to $423 million. We deny liability for most of these NRDs and believe that even if anyone is liable, that we are not jointly and severally liable for the full amount. Moreover, we believe that the Trustees may not legally pursue this claim at this late date, as the limitations period for NRD claims is three years from discovery.

Allocation and Divisibility.  We contend that we are not jointly and severally liable for costs or damages arising from the presence of PCBs downstream of OU1. In addition, we contend that NCR or other sources of NCR®-brand carbonless copy paper that our Neenah Mill recycled bear most, if not all, of the responsibility for costs and damages arising from the presence of PCBs in OU1 and downstream.

On December 16, 2009, the court granted motions for summary judgment in our favor in the Whiting Litigation holding that neither NCR nor API may seek contribution from us or other recyclers under CERCLA. The Court made no ruling as to any other allocation, the liability of NCR or API to us for costs we have incurred, or our liability to the Governments or Trustees. NCR and API have stated their intention to appeal, but an appeal is not yet timely because the court has not entered a final judgment.

We also filed counterclaims against NCR and API to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Site. Other defendants have similar claims. On March 1, 2011, the district court granted our summary judgment motions on those counterclaims in part and denied them in part. While we are still evaluating the court’s opinion, the court granted a declaration that NCR and API are liable to us (and to others) in contribution for 100% of any costs of response (that is, clean up) that we may be required to pay for work in OU2-5 in the future. The court requires further proceedings to decide whether or to what extent NCR and API owe contribution to us and others for costs that we and others incurred in the past and costs that we and others incurred in connection with OU1. We are uncertain as to the court’s ruling with respect to our claim that NCR and API owe contribution to us (and others) for NRDs or natural resource damage assessment costs that we have paid or may be required to pay in the future.

Reserves for the Site.  As of December 31, 2010, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $17.0 million. No additional amounts were accrued during the three year period ended December 31, 2010. Of our total reserve for the Fox River, $0.2 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

Although we believe that amounts already funded by us and WTM to implement the OU1 remedy are adequate and no payments have been required since January 2009, there can be no assurance that these amounts will in fact suffice. WTM has filed a bankruptcy petition in the Bankruptcy Court in Richmond; accordingly, there can be no assurance that WTM will be able to fulfill its obligation to pay half of any additional costs, if required.

We believe that we have strong defenses to liability for further remediation downstream of OU1, including the existence of ample data that indicate that PCBs did not leave OU1 in concentrations that could have caused or contributed to the need for additional cleanup downstream. Others, including the EPA and other PRPs, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the additional remedial work, and filed the Government Action seeking, in part, the same relief. NCR and API commenced the Whiting Litigation and joined us and others as defendants, but, to this point, have not prevailed.

Even if we are not successful in establishing that we have no further remediation liability, we do not believe that we would be allocated a significant percentage share of liability in any equitable allocation of the remediation costs and natural resource damages. The accompanying consolidated financial statements do not include reserves for defense costs for the Whiting Litigation, the Government Action, or any future defense costs related to our involvement at the Site, which could be significant.

In setting our reserve for the Site, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation, and assumed that we will not bear the entire cost of remediation or damages to the exclusion of other known PRPs at the Site, who are also potentially jointly and severally liable. The existence and ability of other PRPs to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on each PRP and any known insurance, indemnity or cost sharing agreements between PRPs and third parties. In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Site.

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

Other Information.  The Governments have published studies estimating the amount of PCBs discharged by each identified PRP’s facility to the lower Fox River and Green Bay. These reports estimate the Neenah Facility’s share of the mass of PCBs discharged to be as high as 27%. We do not believe the discharge mass estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the PCB mass estimates contained in the studies are based on assumptions that are unsupported by existing data on the Site. We believe that the Neenah Facility’s volumetric contribution of PCB mass is significantly lower than the estimates set forth in these studies.

In any event, based upon the court’s December 16, 2009, and March 1, 2011, rulings in the Whiting Litigation, as well as certain other procedural orders, we continue to believe that an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of

Glatfelter 2010 Annual Report    47

discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

We previously entered into interim cost-sharing agreements with six of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These Interim Cost Sharing Agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the Court’s December 16, 2009, ruling in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.

Range of Reasonably Possible Outcomes.  Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with the United States and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of the current RODs and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our costs associated with the Fox River matter may exceed our cost estimates and the aggregate amounts accrued for the Fox River matter by amounts that are insignificant or that could range up to $265 million over an undeterminable period that could range beyond 15 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. The two summary judgments in our favor in the Whiting Litigation, if sustained on appeal, suggest that outcomes in the upper end of the monetary range have become somewhat less probable, while increases in cost estimates for some of the work may make an outcome in the upper end of the range more likely.

Summary.  Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our loan covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. Should a court grant the United States or the State of Wisconsin relief which requires us either to perform directly or to contribute significant amounts towards remedial action downstream of OU1 or to natural resource damages, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

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

21.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the Year Ended December 31, 2010			Advanced Airlaid	Other and
In millions	Specialty Papers	Composite Fibers	Materials	Unallocated	Total

Net sales	$842.6	$419.2	$193.5	$–	$1,455.3

Energy and related sales, net	10.7	–	–	–	10.7

Total revenue	853.3	419.2	193.5	–	1,466.0

Cost of products sold	740.2	350.5	181.7	7.4	1,279.7

Gross profit	113.1	68.7	11.8	(7.4)	186.2

SG&A	54.7	35.8	7.4	24.3	122.1

Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(0.5)	(0.5)

Total operating income (loss)	58.4	32.9	4.4	(31.2)	64.6

Non-operating income (expense)	–	–	–	(31.1)	(31.1)

Income (loss) before income taxes	$58.4	$32.9	$4.4	$(62.3)	$33.5

Supplementary Data

Plant, equipment and timberlands, net	$251.3	$181.6	$175.3	$–	$608.2

Capital expenditures	24.1	8.2	4.2	–	36.5

Depreciation, depletion and amortization	34.9	23.7	7.2	–	65.8

For the Year Ended December 31, 2009			Advanced Airlaid	Other and
In millions	Specialty Papers	Composite Fibers	Materials	Unallocated	Total

Net sales	$791.9	$392.1	$–	$–	$1,184.0

Energy and related sales, net	13.3	–	–	–	13.3

Total revenue	805.2	392.1	–	–	1,197.3

Cost of products sold	693.9	334.4	–	(100.7)	927.6

Gross profit	111.3	57.7	–	100.7	269.8

SG&A	55.4	35.8	–	19.1	110.3

Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(0.9)	(0.9)

Total operating income (loss)	55.9	21.9	–	82.6	160.4

Non-operating income (expense)	–	–	–	(17.3)	(17.3)

Income (loss) before income taxes	$55.9	$21.9	$–	$65.3	$143.1

Supplementary Data

Plant, equipment and timberlands, net	$262.8	$207.8	$–	$–	$470.6

Capital expenditures	14.2	12.1	–	–	26.3

Depreciation, depletion and amortization	37.5	23.7	–	–	61.3

For the Year Ended December 31, 2008			Advanced Airlaid	Other and
In millions	Specialty Papers	Composite Fibers	Materials	Unallocated	Total

Net sales	$833.9	$430.0	$–	$–	$1,263.9

Energy and related sales, net	9.4	–	–	–	9.4

Total revenue	843.3	430.0	–	–	1,273.2

Cost of products sold	739.5	366.8	–	(10.8)	1,095.4

Gross profit	103.8	63.2	–	10.8	177.8

SG&A	54.6	38.2	–	5.1	97.9

Reversal of shutdown and restructuring charges	–	–		(0.9)	(0.9)

Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(18.5)	(18.5)

Total operating income (loss)	49.2	25.0	–	25.1	99.2

Non-operating income (expense)	–	–	–	(18.2)	(18.2)

Income (loss) before income taxes	$49.2	$25.0	$-	$6.9	$81.0

Supplementary Data

Plant, equipment and timberlands, net	$284.7	$208.9	$–	$–	$493.6

Capital expenditures	20.9	31.6		–	52.5

Depreciation, depletion and amortization	35.0	25.6	–	–	60.6

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Glatfelter 2010 Annual Report    49

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

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card, FDA-compliant food and beverage applications, and other niche specialty applications.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2010	2009	2008

Carbonless & forms	$359,033	$320,088	$338,067
Book publishing	168,155	176,646	201,040
Envelope & converting	157,202	146,812	138,293
Engineered products	155,257	143,490	149,372
Other	2,967	4,879	7,127

Total	$842,614	$791,915	$833,899

Our Composite Fibers business unit serves customers globally and focuses on higher-value-added products in the following markets:

•	Food & Beverage paper used for tea bags and single serve coffee products;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer products applications;

•	Composite Laminates papers used in production of decorative laminates, furniture and flooring applications; and

•	Technical Specialties is a diverse line of paper products used in batteries, medical masks and other highly engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2010	2009	2008

Food & beverage	$242,882	$233,899	$252,545
Metallized	88,753	81,388	85,719
Composite laminates	50,801	46,442	58,705
Technical specialties and other	36,781	30,366	32,983

Total	$419,217	$392,095	$429,952

On February 12, 2010, we acquired Concert Industries Corp., which we now operate as the Advanced Airlaid Materials business unit. Founded in 1993 and based in Gatineau, Quebec, Canada, Concert is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture a diverse range of consumer and industrial products for growing global end-use markets. These products include:

•	feminine hygiene;

•	adult incontinence;

•	home care such as specialty wipes;

•	table top and towels; and

•	food pads and other.

In thousands	2010

Feminine hygiene	$157,691
Adult incontinence	6,146
Home care	17,902
Food pads	8,200
Other	3,560

$193,499

No individual customer accounted for more than 10% of our consolidated net sales in 2010, 2009 or 2008. However, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2010.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2010		2009		2008

		Plant,		Plant,		Plant,
		Equipment and		Equipment and		Equipment and
In thousands	Net sales	Timberlands – Net	Net sales	Timberlands – Net	Net sales	Timberlands – Net

United States	$880,089	$251,318	$824,833	$262,807	$869,325	$284,689

Germany	327,952	198,585	191,660	124,881	216,011	131,304

United Kingdom	128,598	55,672	125,047	60,104	134,212	53,054

Canada	75,195	80,177	–	–	–	–

Other	43,497	22,418	42,470	22,840	44,302	24,517

Total	$1,455,331	$608,170	$1,184,010	$470,632	$1,263,850	$493,564

Glatfelter 2010 Annual Report    51

22.	GUARANTOR FINANCIAL STATEMENTS

Our Senior Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.

The following presents our consolidating statements of income and cash flow for the years ended December 31, 2010, 2009 and 2008 and our consolidating balance sheets as of December 31, 2010 and 2009. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. We have reclassified certain interest income amounts in 2008 of $4.9 million in total from Other – net, to Interest Expense, net, to conform to the 2010 and 2009 presentation. This reclassification had no effect on the reported amounts of Interest Income, Interest Expense, or Other – net for any period presented in our accompanying consolidated statement of operations.

Condensed Consolidating Statement of Income for the
year ended December 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$842,615	$49,919	$612,716	$(49,919)	$1,455,331
Energy and related sales, net	10,653	–	–	–	10,653

Total revenues	853,268	49,919	612,716	(49,919)	1,465,984
Costs of products sold	753,562	43,468	532,454	(49,747)	1,279,737

Gross profit	99,706	6,451	80,262	(172)	186,247
Selling, general and administrative expenses	73,802	2,287	46,022	–	122,111
Gains on dispositions of plant, equipment and timberlands, net	(123)	(373)	43	–	(453)

Operating income	26,027	4,537	34,197	(172)	64,589
Other non-operating income (expense)
Interest expense, net	(24,963)	7,445	(5,906)	(1,315)	(24,739)
Other – net	24,428	(1,218)	330	(29,861)	(6,321)

Total other income (expense)	(535)	6,227	(5,576)	(31,176)	(31,060)

Income (loss) before income taxes	25,492	10,764	28,621	(31,348)	33,529
Income tax provision (benefit)	(28,942)	2,463	6,142	(568)	(20,905)

Net income (loss)	$54,434	$8,301	$22,479	$(30,780)	$54,434

Condensed Consolidating Statement of Income for the
year ended December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$791,915	$46,796	$392,095	$(46,796)	$1,184,010
Energy and related sales, net	13,332	–	–	–	13,332

Total revenues	805,247	46,796	392,095	(46,796)	1,197,342
Costs of products sold	597,693	42,320	334,544	(46,979)	927,578

Gross profit	207,554	4,476	57,551	183	269,764
Selling, general and administrative expenses	71,484	2,304	36,469	–	110,257
Gains on dispositions of plant, equipment and timberlands, net	9	(907)	–	–	(898)

Operating income	136,061	3,079	21,082	183	160,405
Other non-operating income (expense)
Interest expense, net	(16,324)	5,025	(2,810)	(3,225)	(17,334)
Other – net	15,000	1,470	(144)	(16,251)	75

Total other income (expense)	(1,324)	6,495	(2,954)	(19,476)	(17,259)

Income (loss) before income taxes	134,737	9,574	18,128	(19,293)	143,146
Income tax provision (benefit)	11,295	3,382	6,171	(1,144)	19,704

Net income (loss)	$123,442	$6,192	$11,957	$(18,149)	$123,442

Condensed Consolidating Statement of Income for the
year ended December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$833,900	$45,640	$429,950	$(45,640)	$1,263,850
Energy sales – net	9,364	–	–	–	9,364

Total revenues	843,264	45,640	429,950	(45,640)	1,273,214
Costs of products sold	729,425	44,448	367,005	(45,446)	1,095,432

Gross profit	113,839	1,192	62,945	(194)	177,782
Selling, general and administrative expenses	56,425	1,910	39,562	–	97,897
Reversal of shutdown and restructuring charges	(856)	–	–	–	(856)
Gains on dispositions of plant, equipment and timberlands, net	183	(18,651)	–	–	(18,468)

Operating income (loss)	58,087	17,933	23,383	(194)	99,209
Other non-operating income (expense)
Interest expense, net	(1,293)	(12,518)	(5,810)	(23,600)	(18,185)
Other – net	17,729	(1,402)	(1,779)	(14,546)	2

Total other income (expense)	16,436	11,116	(7,589)	(38,146)	(18,183)

Income (loss) before income taxes	74,523	29,049	15,794	(38,340)	81,026
Income tax provision (benefit)	16,635	11,486	4,211	(9,194)	23,138

Net income (loss)	$57,888	$17,563	$11,583	$(29,146)	$57,888

Condensed Consolidating Balance Sheet as of December 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$61,953	$91	$33,744	$–	$95,788
Other current assets	230,957	380,986	203,048	(408,089)	406,902
Plant, equipment and timberlands – net	244,157	7,161	356,836	16	608,170
Other assets	773,254	167,877	103,250	(813,494)	230,887

Total assets	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities	$277,343	$3,672	$336,679	$(404,548)	$213,146
Long-term debt	295,529	–	36,695	–	332,224
Deferred income taxes	70,575	14,836	42,204	(32,697)	94,918
Other long-term liabilities	114,432	13,210	9,999	11,376	149,017

Total liabilities	757,879	31,718	425,577	(425,869)	789,305
Shareholders’ equity	552,442	524,397	271,301	(795,698)	552,442

Total liabilities and shareholders’ equity	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

Glatfelter 2010 Annual Report    53

Condensed Consolidating Balance Sheet as of December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$76,970	$985	$57,465	$–	$135,420
Other current assets	275,490	260,834	148,090	(299,778)	384,636
Plant, equipment and timberlands – net	255,886	6,921	207,825	–	470,632
Other assets	600,116	145,304	75,731	(621,545)	199,606

Total assets	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

Liabilities and Shareholders’ Equity
Current liabilities	$301,908	$1,357	$179,273	$(296,428)	$186,110
Long-term debt	200,241	–	36,695	–	236,936
Deferred income taxes	71,035	15,347	26,284	(15,998)	96,668
Other long-term liabilities	124,574	13,531	9,654	12,117	159,876

Total liabilities	697,758	30,235	251,906	(300,309)	679,590
Shareholders’ equity	510,704	383,809	237,205	(621,014)	510,704

Total liabilities and shareholders’ equity	$1,208,462	$414,044	$489,111	$(921,323)	$1,190,294

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(6,114)	$106,448	$68,986	$(1,315)	$168,005
Investing activities
Purchase of plant, equipment and timberlands	(23,367)	(695)	(12,429)	–	(36,491)
Proceeds from disposal plant, equipment and timberlands	124	387	53	–	564
Repayments from (advances of) intercompany loans, net	(8,257)	(105,294)	6,895	106,656	–
Acquisitions, net of cash acquired	–	–	(228,290)	–	(228,290)

Total investing activities	(31,500)	(105,602)	(233,771)	106,656	(264,217)
Financing activities
Net (repayments of) proceeds from indebtedness	75,660	–	(3,208)	–	72,452
Payment of dividends to shareholders	(16,746)	–	–	–	(16,746)
(Repayments) borrowings of intercompany loans, net	(40,292)	(425)	147,373	(106,656)	–
Payment of intercompany dividends	–	(1,315)	–	1,315	–
Proceeds from stock options exercised and other	3,975	–	–	–	3,975

Total financing activities	22,597	(1,740)	144,165	(105,341)	59,681
Effect of exchange rate on cash			(3,101)		(3,101)

Net increase (decrease) in cash	(15,017)	(894)	(23,721)	–	(39,632)
Cash at the beginning of period	76,970	985	57,465	–	135,420

Cash at the end of period	$61,953	$91	$33,744	$–	95,788

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2009

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$102,891	$17,534	$46,668	$(3,225)	$163,868
Investing activities
Purchase of plant, equipment and timberlands	(14,040)	(137)	(12,080)	–	(26,257)
Proceeds from disposal plant, equipment and timberlands	–	951	–	–	951
Proceeds from timberland installment note receivable	–	–	37,850	–	37,850
Repayments from (advances of) intercompany loans, net	9,186	(9,394)	–	208	–

Total investing activities	(4,854)	(8,580)	25,770	208	12,544
Financing activities
Net (repayments of) proceeds from indebtedness	(22,725)	–	(36,008)	–	(58,733)
Payment of dividends to shareholders	(16,596)	–	–	–	(16,596)
(Repayments) borrowings of intercompany loans, net	9,394	(5,500)	(3,686)	(208)	–
Payment of intercompany dividends	–	(3,225)	–	3,225	–

Total financing activities	(29,927)	(8,725)	(39,694)	3,017	(75,329)
Effect of exchange rate on cash	–	–	2,103	–	2,103

Net increase (decrease) in cash	68,110	229	34,847	–	103,186
Cash at the beginning of period	8,860	756	22,618	–	32,234

Cash at the end of period	$76,970	$985	$57,465	$–	$135,420

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2008

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$15,641	$26,929	$34,455	$(23,600)	$53,425
Investing activities
Purchase of plant, equipment and timberlands	(19,998)	(880)	(31,591)	–	(52,469)
Proceeds from disposal plant, equipment and timberlands	19,279	–	–	–	19,279
Repayments from (advances of) intercompany loans, net	4,593	(19,678)	(17,502)	32,587	–
Return (contributions) of intercompany capital, net	–	24,997	–	(24,997)	–

Total investing activities	3,874	4,439	(49,093)	7,590	(33,190)
Financing activities
Net (repayments of) proceeds from indebtedness	(39,196)	–	41,621	–	2,425
Payment of dividends to shareholders	(16,469)	–	–	–	(16,469)
(Repayments) borrowings of intercompany loans, net	39,280	(7,174)	481	(32,587)	–
Return of intercompany capital, net	–	–	(24,997)	24,997
Payment of intercompany dividends	–	(23,600)	–	23,600
Proceeds from stock options exercised and other	1,165	–	–	–	1,165

Total financing activities	(15,220)	(30,774)	17,105	16,010	(12,879)
Effect of exchange rate on cash	(2,128)	–	(2,827)	–	(4,955)

Net increase (decrease ) in cash	2,167	594	(360)	–	2,401
Cash at the beginning of period	6,693	162	22,978		29,833

Cash at the end of period	$8,860	$756	$22,618	$–	$32,234

Glatfelter 2010 Annual Report    55

23.	QUARTERLY RESULTS (UNAUDITED)

							Diluted
							Earnings (loss)
	Net sales		Gross Profit		Net Income (loss)		Per Share

In thousands,
except per share	2010	2009	2010	2009	2010	2009	2010	2009

First	$337,275	$291,552	$44,216	$43,314	$(374)	$11,538	$(0.01)	$0.25
Second	362,781	278,979	35,460	59,001	103	19,870	–	0.43
Third	379,097	312,358	55,740	82,465	39,437	45,994	0.85	1.00
Fourth	376,178	301,121	50,831	84,984	15,268	46,040	0.33	1.00

The information set forth above includes the following, on an after-tax basis:

	Alternative Fuel		Gains (losses) on Sales		Acquisition Integration
	Mixture/Cellulosic Biofuel		of Plant, Equipment and		Costs/Foreign currency
	Credits		Timberlands		Hedge Loss

In thousands	2010	2009	2010	2009	2010	2009

First	$–	$–	$–	$378	$(9,078)	$–
Second	–	30,418	99	(441)	(915)	–
Third	23,100	32,890	–	(5)	(407)	–
Fourth	84	32,456	964	65	(345)	(1,768)

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2010, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors  The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2011. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, all members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2011.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2011.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2011.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2011.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

Glatfelter 2010 Annual Report    57

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008
		ii.	Consolidated Balance Sheets as of December 31, 2010 and 2009
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2010, 2009 and 2008
	2.		Financial Statement Schedules (Consolidated) are included in Part IV:
		i.	Schedule II -Valuation and Qualifying Accounts – For Each of the Three Years in the Period Ended December 31, 2010

(b)	Exhibit Index

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	Filing

2	(a)
Share Purchase Agreement, dated January 4, 2010, among Brookfield Special Situations Management Limited, P. H. Glatfelter Company and Glatfelter Canada, Inc., (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request) filed herewith.
				2(a)	2009 Form 10-K
	(b)		Amendment to the Share Purchase Agreement, dated February 12, 2010, filed herewith.	2(b)	2009 Form 10-K
3	(a)		Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR)	3(b)	2007 Form 10-K
	(b)		By-Laws as amended through March 3, 2011	3.2	March 3, 2011 Form 8-K
4.1	(a)		Indenture, dated as of February 5, 2010 by and between the Company, Guarantors named therein and HSBC Bank USA, National Association, as trustee relating to 7 1/8 Notes due 2016.	4.1	February 5, 2010 Form 8-K
	(b)		Indenture, dated as of April 28, 2006, by and between the Company and SunTrust Bank, as trustee relating to 7 1/8 Notes due 2016	4.1	May 3, 2006 Form 8-K
	(c)		First Supplemental Indenture, dated as of September 22, 2006, among Glatfelter Holdings, LLC, Glatfelter Holdings II, LLC, the Existing Subsidiary Guarantors named therein and SunTrust Bank relating to 7 1/8 Notes due 2016	4.3	September 22, 2006 Form S-4/A
4.2			Registration Rights Agreement, dated February 5, 2010, among the Company, the Guarantors named therein and the Initial Purchasers	4.2	February 5, 2010 Form 8-K
10	(a)		P. H. Glatfelter Company Amended and Restated Management Incentive Plan, effective January 1, 2010**	10.1	May 5, 2010 Form 8-K
	(b)		P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000**	10(c)	2000 Form 10-K**
	(c)		P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998**	10(f)	1998 Form 10-K**
	(d)		P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan**	10.1	May 5, 2009 Form 8-K
	(e)	(A)	Form of Top Management Restricted Stock Unit Award Certificate.**	10.2	May 5, 2009 Form 8-K
	(e)	(B)	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	April 27, 2005 Form 8-K
	(f)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998**	10(h)	1998 Form 10-K**
	(g)		Change in Control Employment Agreement by and between P.H. Glatfelter Company and George H. Glatfelter II, dated as of December 8, 2008	10(i)	2008 Form 10-K
	(h)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 8, 2008**	10(j)	2008 Form 10-K
	(h)	(A)	Schedule of Change in Control Employment Agreements**	10(j)A	2008 Form 10-K
	(i)		Guidelines for Executive Severance**	10.2	July 6, 2010 Form 8-K
	(j)
Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin
				10(i)	1996 Form 10-K
	(k)		Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010.**	10.1	July 2, 2010 Form 8-K

Exhibit Number			Description of Documents	Incorporated by Reference to

				Exhibit	Filing

	(l)		Credit Agreement, dated as of April 29, 2010, by and among the Company, certain of the Company’s subsidiaries as borrowers, certain of the Company’s subsidiaries as guarantors, the banks party thereto, PNC Bank, National Association, as agent for the banks under the Credit Agreement, PNC Capital Markets LLC and Citizens Bank of Pennsylvania, as joint arrangers and bookrunners, Citizens Bank of Pennsylvania, as syndication agent.	10.1	June 30, 2010 Form 10-Q
(m)
Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)
				10.3(a)	June 30, 2010 Form 10-Q
	(m)	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	June 30, 2010 Form 10-Q
	(m)	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	June 30, 2010 Form 10-Q
(n)
Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)
				10.3(d)	June 30, 2010 Form 10-Q
	(o)		Administrative Order for Remedial Action dated November 13, 2007; issued by the United States Environmental Protection Agency	10.2	Nov 19, 2007 Form 8-K
	(p)		Compensatory Arrangements with Certain Executive Officers, filed herewith**
	(q)		Summary of Non-Employee Director Compensation (effective January 1, 2007), filed herewith**
	(r)		Service Agreement, commencing on August 1, 2007, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	2006 Form 10-K
	(s)		Retirement Pension Contract, dated October 31, 2008, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	2007 Form 10-K
	(t)		Form of Stock-Only Stock Appreciation Right Award Certificate**	10.3	May 5, 2009 Form 8-K
	(u)		Form of 2007 Top Management Restricted Stock Unit Award Certificate**	10(t)	2006 Form 10-K
	(v)		Timberland Purchase & Sale Agreement – Virginia Timberlands, entered into by and among Glawson Investments Corp., GIC Investments LLC and Glatfelter Pulp Wood Company, dated and effective as of August 8, 2007	10.1	Sept. 30, 2007 Form 10-Q
	(w)		Term Loan Agreement dated January 15, 2008, among GPW Virginia Timberlands LLC, certain lenders party thereto and SunTrust Bank, in its capacity as agent for such lenders	10.2	June 30, 2010 Form 10-Q
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	2003 Form 10-K
21			Subsidiaries of the Registrant, filed herewith
23			Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1			Certification of Dante C. Parrini, President and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1			Certification of Dante C. Parrini, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith
32.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith

**	Management contract or compensatory plan

Glatfelter 2010 Annual Report    59

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)
March 11, 2011

By	/s/ Dante C. Parrini
Dante C. Parrini
President and
  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 11, 2011	/s/ Dante C. Parrini Dante C. Parrini President and Chief Executive Officer	Principal Executive Officer and Director

March 11, 2011	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 11, 2011	/s/ David C. Elder David C. Elder Vice President and Corporate Controller	Controller and Chief Accounting Officer

March 11, 2011	/s/ George H. Glatfelter II George H. Glatfelter II	Chairman of the Board

March 11, 2011	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 11, 2011	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 11, 2011	/s/ Richard C. Ill Richard C. Ill	Director

March 11, 2011	/s/ J. Robert Hall J. Robert Hall	Director

March 11, 2011	/s/ Ronald J. Naples Ronald J. Naples	Director

March 11, 2011	/s/ Richard L. Smoot Richard L. Smoot	Director

March 11, 2011	/s/ Lee C. Stewart Lee C. Stewart	Director

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2010
Valuation and Qualifying Accounts

	Allowance for

In thousands	Doubtful Accounts			Sales Discounts and Deductions

	2010	2009	2008	2010	2009	2008

Balance, beginning of year	$2,888	$2,633	$3,117	$2,789	$3,369	$4,345
Provision	1,269	506	(36)	3,593	3,575	6,620
Write-offs, recoveries and discounts allowed	(993)	(306)	(296)	(3,517)	(4,197)	(6,045)
Other(a)	(46)	55	(152)	(20)	42	(1,551)

Balance, end of year	$3,118	$2,888	$2,633	$2,845	$2,789	$3,369

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates and, in 2008, a change in presentation of certain customer rebates.

Glatfelter 2010 Annual Report    61