Form 10-Q
period 2011-03-31
GLATFELTER P H CO
filed 2011-05-06
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from to
For the quarterly period ended March 31, 2011
Commission file number 1-3560
P. H. Glatfelter Company
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of	23-0628360
incorporation or organization)	(IRS Employer Identification No.)

96 South George Street, Suite 500
York, Pennsylvania 17401	(717) 225-4711
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
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

Large Accelerated ☐	Accelerated ☑	Non-accelerated ☐	Smaller reporting company ☐.
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑.
As of April 30, 2011, P. H. Glatfelter Company had 46,039,000 shares of common stock outstanding.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the QUARTERLY PERIOD ENDED
MARCH 31, 2011

PART I

Item 1	— Financial Statements
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended March 31
In thousands, except per share	2011	2010

Net sales	$396,771	$337,275
Energy and related sales — net	2,987	3,607

Total revenues	399,758	340,882
Costs of products sold	339,591	296,666

Gross profit	60,167	44,216

Selling, general and administrative expenses	31,770	34,670
Gains on dispositions of plant, equipment and timberlands, net	(3,175)	—

Operating income	31,572	9,546
Other non-operating income (expense)
Interest expense	(6,460)	(5,663)
Interest income	207	170
Other — net	7	(3,983)

Total other non-operating expense	(6,246)	(9,476)

Income before income taxes	25,326	70
Income tax provision	7,900	444

Net income (loss)	$17,426	$(374)

Earnings (loss) per share
Basic	$0.38	$(0.01)
Diluted	0.38	(0.01)

Cash dividends declared per common share	0.09	0.09

Weighted average shares outstanding
Basic	46,070	45,836
Diluted	46,410	45,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31	December 31
In thousands	2011	2010

Assets
Current assets
Cash and cash equivalents	$115,937	$95,788
Accounts receivable — net	167,366	141,208
Inventories	209,288	201,077
Prepaid expenses and other current assets	46,288	64,617

Total current assets	538,879	502,690

Plant, equipment and timberlands — net	616,223	608,170

Other assets	233,261	230,887

Total assets	$1,388,363	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$690	$798
Accounts payable	111,511	98,594
Dividends payable	4,205	4,190
Environmental liabilities	250	248
Other current liabilities	101,123	109,316

Total current liabilities	217,779	213,146

Long-term debt	332,393	332,224

Deferred income taxes	103,415	94,918

Other long-term liabilities	150,717	149,017

Total liabilities	804,304	789,305

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	48,989	48,145
Retained earnings	762,674	749,453
Accumulated other comprehensive income (loss)	(104,262)	(121,247)

	707,945	676,895
Less cost of common stock in treasury	(123,886)	(124,453)

Total shareholders’ equity	584,059	552,442

Total liabilities and shareholders’ equity	$1,388,363	$1,341,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31
In thousands	2011	2010

Operating activities
Net income(loss)	$17,426	$(374)
Adjustments to reconcile to net cash provided by operating activities
Depreciation, depletion and amortization	16,877	15,781
Amortization of debt issue costs and original issue discount	664	506
Pension expense, net of unfunded benefits paid	2,242	2,215
Deferred income tax provision (benefit)	2,434	(135)
Gains on dispositions of plant, equipment and timberlands, net	(3,175)	—
Share-based compensation	1,445	1,514
Cellulosic biofuel and alternative fuel mixture credits	17,833	—
Change in operating assets and liabilities
Accounts receivable	(24,636)	(14,510)
Inventories	(4,305)	(1,889)
Prepaid and other current assets	(885)	(4,103)
Accounts payable	10,266	17,632
Environmental matters	(13)	37
Accruals and other current liabilities	(9,028)	353
Other	468	3,343

Net cash provided by operating activities	27,613	20,370

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(8,088)	(6,136)
Proceeds from disposals of plant, equipment and timberlands, net	3,405	—
Acquisition of Concert Industries Corp., net of cash acquired	—	(233,006)

Net cash used by investing activities	(4,683)	(239,142)

Financing activities
Proceeds from $100 million 7⅛% note offering, net of original issue discount	—	95,000
Payments of note offering costs	—	(2,804)
Net borrowings of revolving credit facility	—	27,854
Net (repayments) borrowings of other short-term debt	(107)	1,082
Repayment of 2011 Term Loan	—	(4,000)
Payment of dividends	(4,206)	(4,165)
Proceeds from stock options exercised and other	6	107

Net cash provided (used) by financing activities	(4,307)	113,074

Effect of exchange rate changes on cash	1,526	(3,147)

Net increase (decrease) in cash and cash equivalents	20,149	(108,845)
Cash and cash equivalents at the beginning of period	95,788	135,420

Cash and cash equivalents at the end of period	$115,937	$26,575

Supplemental cash flow information
Cash paid (received) for
Interest	$285	$259
Income taxes	(15,267)	(2,533)
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	ORGANIZATION
     P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gatineau, Quebec, Canada; Gloucestershire (Lydney), England; Caerphilly, Wales, Gernsbach and Falkenhagen, Germany; Scaër, France; and the Philippines. Our products are marketed worldwide, either through wholesale merchants, brokers and agents or directly to customers.
2.	ACCOUNTING POLICIES
     Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.
     We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2010 Annual Report on Form 10-K (“2010 Form 10-K”).
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
     During the third and fourth quarters of 2010, we and the sellers reached agreement on post-closing working capital related adjustments that reduced the purchase price by $4.7 million. In addition, as a result of further evaluation of asset appraisals, contingencies and other factors, in accordance with FASB ASC 805, Business Combinations, we determined that certain adjustments were required to be made to the February 12, 2010 original allocation of the purchase price to assets acquired and liabilities assumed. The adjustments included $0.6 million recorded in the first quarter of 2011 to reduce the fair value of acquired accounts receivable.

GLATFELTER

     The following summarizes the impact of the adjustments recorded since the original estimated purchase price allocation together with the final purchase price allocation:

	As
	originally	Cumulative
In thousands	presented	Adjustments	Final

Assets
Cash	$2,792	$—	$2,792
Accounts receivable	24,703	(583)	24,120
Inventory	28,034	—	28,034
Prepaid and other current assets	5,941	(1,316)	4,625
Plant, equipment and timberlands	177,253	9,101	186,354
Intangible assets	3,138	1,902	5,040
Deferred tax assets and other assets	20,738	(5,830)	14,908

Total	262,599	3,274	265,873
Liabilities
Accounts payable and accrued expenses	25,322	611	25,933
Deferred tax liabilities	1,267	4,069	5,336
Other long term liabilities	212	3,310	3,522

Total	26,801	7,990	34,791

Total purchase price	$235,798	$(4,716)	$231,082

     The adjustments set forth above did not materially impact previously reported results of operations, earnings per share, or cash flows and, therefore, were not retrospectively reflected in the condensed consolidated financial statements.
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
     During the first quarter of 2010, we incurred legal, professional and advisory costs directly related to the Concert acquisition totaling $7.0 million. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income for the three months ended March 31, 2010. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $3.0 million. The unamortized fees are recorded in the accompanying consolidated balance sheet under the caption “Other assets”.
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
     Our results of operations for the first three months of 2010 include the results of Concert prospectively from the February 12, 2010 date of acquisition. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Revenue and operating income of Concert included in our consolidated results of operations totaled $61.1 million and $1.7 million, respectively, for the first quarter of 2011 and $28.1 million and $0.2 million, respectively, for the first quarter of 2010.
     The table below summarizes unaudited pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2010:

Three months ended
In thousands, except per share	March 31, 2010
Pro forma
Net sales	$366,531
Net income	9,968
Earnings per share	0.22

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

GLATFELTER

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET
     During the first quarter of 2011 we completed sales of timberlands and other assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain

2011
Timberlands	717	$3,373	$3,158
Other	n/a	32	17

	717	$3,405	$3,175

There were no sales in the first quarter of 2010.
5.	EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Three months ended March 31
In thousands, except per share	2011	2010

Net income (loss)	$17,426	$(374)

Weighted average common shares outstanding used in basic EPS	46,070	45,836
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	340	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,410	45,836

Earnings (loss) per share
Basic	$0.38	$(0.01)
Diluted	0.38	(0.01)

     Approximately 1.7 million and 1.6 million of potential common shares have been excluded from the computation of diluted earnings per share for the three month period ended March 31, 2011 and 2010, respectively, due to their anti-dilutive nature.
6.	INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.
     As of March 31, 2011 and December 31, 2010, we had $38.9 million and $38.7 million, respectively, of gross unrecognized tax benefits. As of March 31, 2011, if such benefits were to be recognized, approximately $35.2 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
	Examinations not yet	Examination in
Jurisdiction	initiated	progress

United States
Federal	2007 — 2010	N/A
State	2005 — 2010	2004 & 2006-2008
Canada (1)	2006 — 2010	2008 — 2009
Germany (1)	2008 — 2010	2003 — 2009
France	2007 — 2010	N/A
United Kingdom	2007 — 2010	N/A
Philippines	2010	2009

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
     We recognize interest and penalties related to uncertain tax positions as income tax expense. Interest expense recognized in the first quarter of 2011 totaled $0.3 million and $0.2 million in the first quarter of 2010. As of March 31, 2011, accrued interest payable was $4.1 million, and as of December 31, 2010, accrued interest payable was $3.8 million. We did not record any penalties associated with uncertain tax positions during the first quarters of 2011 or 2010.

GLATFELTER

7.	STOCK-BASED COMPENSATION
     The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
     Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSU and PSA are made under our LTIP. The RSUs vest based solely on the passage of time, generally on a graded scale over a three, four, and five-year period. PSAs were issued in March 2011 to members of senior management and cliff vest December 31, 2013, and upon the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than target depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock. The following table summarizes RSU and PSA activity during the first three months of 2011 and 2010:

Units	2011	2010

Beginning balance	579,801	564,037
Granted	227,860	126,450
Forfeited	(6,073)	(8,820)
Restriction lapsed/shares delivered	—	(16,252)

Ending balance	801,588	665,415

     The amount granted in 2011 includes 96,410 PSAs. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	March 31
In thousands	2011	2010

Three months ended	$466	$405

     Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.
     The following table sets forth information related to outstanding SOSARS.

	2011		2010
		Wtd Avg		Wtd Avg
		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price

Outstanding at Jan. 1,	2,061,877	$12.28	1,762,020	$11.84
Granted	345,290	12.56	423,450	13.95
Exercised	—		—	—
Canceled	(42,146)	11.22	(50,383)	10.92

Outstanding at Mar 31,	2,365,021	$12.34	2,135,087	$12.27

SOSAR Grants
Weighted average grant date fair value per share	$4.09		$4.72
Aggregate grant date fair value (in thousands)	$1,412		$1,998
Black-Scholes Assumptions
Dividend yield	2.87%		2.58%
Risk free rate of return	2.55%		2.54%
Volatility	41.91%		42.31%
Expected life	6 yrs		6 yrs

     The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2011	2010

Three months ended	$469	$610

8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	March 31
In thousands	2011	2010

Pension Benefits
Service cost	$2,605	$2,422
Interest cost	6,064	6,008
Expected return on plan assets	(10,465)	(10,060)
Amortization of prior service cost	646	617
Amortization of unrecognized loss	3,544	3,399

Net periodic benefit cost	$2,394	$2,386

Other Benefits
Service cost	$760	$761
Interest cost	717	880
Expected return on plan assets	(130)	(135)
Amortization of prior service cost	(305)	(306)
Amortization of unrecognized loss	258	453

Net periodic benefit cost	$1,300	$1,653

GLATFELTER

	March 31,	Dec. 31,
In millions	2011	2010

Pension Plan Assets
Fair value of plan assets at end of period	$544.2	$526.4

9.	COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	March 31
In thousands	2011	2010

Net income (loss)	$17,426	$(374)
Foreign currency translation adjustments	14,477	(19,533)
Amortization of unrecognized retirement obligations, net of tax	2,508	2,599

Comprehensive income (loss)	$34,411	$(17,308)

10.	INVENTORIES
     Inventories, net of reserves, were as follows:

	March 31,	Dec. 31,
In thousands	2011	2010

Raw materials	$53,017	$52,538
In-process and finished	100,175	94,118
Supplies	56,096	54,421

Total	$209,288	$201,077

11.	LONG-TERM DEBT
     Long-term debt is summarized as follows:

	March 31,	Dec. 31,
In thousands	2011	2010

Revolving credit facility, due May 2014	$—	$—
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,698	95,529
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,393	332,224
Less current portion	—	—

Long-term debt, net of current portion	$332,393	$332,224

     On April 29, 2010, we entered into a four-year, $225 million, multi-currency, revolving credit agreement with a consortium of banks. The agreement matures May 31, 2014 and replaced and terminated our old revolving credit agreement which was due to mature April 2011.
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
     The credit agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, enter into certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios, each as defined in the credit agreement, including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; and ii) a consolidated EBITDA to interest expense ratio. A breach of these requirements would give rise to certain remedies under the credit agreement, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.
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
     The Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement that accelerates the debt outstanding thereunder. As of March 31, 2011, we were not aware of any violations of our debt covenants.

GLATFELTER

     In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During the quarter ended March 31, 2011, GPW Virginia received aggregate interest income of $0.3 million under the Glawson note receivable and the Company Note and, in turn, incurred interest expense of $0.2 million under the 2008 Term Loan.
     Under terms of the above transaction, minimum credit ratings must be maintained by the bank issuing the letter of credit. If not, an “event of default” is deemed to have occurred under the debt instrument governing the Note Payable unless actions are taken to cure such default within 60 days from the date such credit rating falls below the specified minimum. Potential remedial actions include: (i) amending the terms of the applicable debt instrument; (ii) replacement of the letter of credit with an appropriately rated institution; or (iii) repaying the Note Payable.
     The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands

2011	$—
2012	—
2013	36,695
2014	—
2015	—
Thereafter	300,000

     P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.
     As of March 31, 2011 and December 31, 2010, we had $5.4 million of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
12. ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million representing the estimated fair value of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by filling the lagoons, and installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to the upward revision in 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis over the expected closure period. Following is a summary of activity recorded during the first quarters of 2011 and 2010:

In thousands	2011	2010

Balance at January 1	$9,717	$11,293
Accretion	132	155
Payments	(149)	(394)

Balance at March 31	$9,700	$11,054

     Of the total liability at March 31, 2011, $1.5 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $8.2 million is recorded under the caption “Other long-term liabilities.”

GLATFELTER

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Fixed-rate bonds	$295,698	$309,642	$295,529	$304,115
Variable rate debt	36,695	37,500	36,695	37,780

Total	$332,393	$347.142	$332,224	$341,895

     As of March 31, 2011, and December 31, 2010, we had $300.0 million of 7⅛% fixed rate debt, $100.0 million of which was recorded net of unamortized original issue discount. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics. The fair value of the remaining debt instrument was estimated using a discounted cash flow model based on independent sources.
     As part of our overall risk management practices, we enter into foreign exchange forward contracts primarily designed to mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and to hedge exposure to certain foreign currency denominated receivables and payables. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contract and in the offsetting underlying intercompany transactions are reflected in the accompanying statement of operations under the caption “Other — net.” For the three months ended March 31, 2011, our results of operations included a $4.3 million net loss from forward foreign currency exchange contracts. This activity was substantially all offset by adjustments to translate the underlying intercompany financing transactions.
     The fair values of the foreign exchange forward contracts are considered to be Level 2. The following table sets forth the notional values of outstanding foreign exchange forward contracts together with the unrealized fair value as of March 31, 2011 and December 31, 2010:

	Notional		Balance
	Amount	Fair Value	Sheet
March 31, 2011	(millions)	(thousands)	Location

Sell euro for US$	€50.0	$(568.0)	Other current liabilities
Buy euro for British pound	€2.0	$2.0	Other current assets
Sell Philippine peso for US$	PHP247.0	(24.0)	Other current liabilities

	Notional Amount	Fair Value	Balance Sheet
December 31, 2010	(millions)	(thousands)	Location

Sell euro for US$	€57.0	$(563.0)	Other current liabilities
Buy euro for British pound	€3.0	(14.0)	Other current liabilities
Sell Philippine peso for US$	PHP247.0	(4.0)	Other current liabilities

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

GLATFELTER

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
     Government Action. On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the “Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which approximates $17 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5. On March 29, 2011, the United States filed a motion for a preliminary injunction against NCR and API to require NCR and API to implement work in 2011 at a rate described as “full-scale sediment remediation.”
     We are engaged in litigation to allocate costs and NRDs among the parties responsible for this site.
     Whiting Litigation. On January 7, 2008, NCR and API commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or API (the “Whiting Litigation”). At present, the case involves

GLATFELTER

allocation claims among the two plaintiffs and 28 defendants including us. We and other defendants counterclaimed against NCR and API.
     Claims against governments. The Whiting Litigation involves claims by certain parties against federal agencies who are responsible parties for this site. In the Government Action many defendants, including us, asserted counterclaims against the United States and the State of Wisconsin.
     Settlements. Certain parties have resolved their liability to the United States affording them contribution protection. These settlements are embodied in consent decrees. Notably, we entered into the OU1 CD. Also, in a case captioned United States v. George A. Whiting Paper Co., the district court entered two consent decrees under which 13 de minimis defendants in the Whiting Litigation settled with the United States and Wisconsin. NCR and API appealed and await disposition by the Court of Appeals for the Seventh Circuit. Further, Georgia-Pacific Consumer Products LP, has entered into a consent decree resolving its liability for NRDs and a separate consent decree in the Government Action that resolves all of its liabilities except for the downstream portion of the OU4 remedy. Finally, the United States has lodged a consent decree that would resolve the liability of itself and two municipalities. We oppose entry of that consent decree.
     Cleanup Decisions. The extent of our exposure depends, in large part, on the decisions made by EPA and the Wisconsin Department of Natural Resources (“WDNR”) as to how the Site will be cleaned up and the costs and timing of those response actions. The nature of the response actions has been highly controversial. Between 2002 and 2008, the EPA issued records of decision (“RODs”) regarding required remedial actions for the OUs. Some of those RODs have been amended. We contend that the remedy for OU2-5 is arbitrary and capricious. We and others may litigate that issue in the Government Action. If we were to be successful in modifying any existing selected remedy, our exposure could be reduced materially.
     NRD Assessment. We are engaged in disputes as to (i) whether various documents prepared by the Trustees taken together constitute a sufficient NRD assessment under applicable regulations; and (ii) on a number of legal grounds, whether the Trustees may recover from us on the specific NRD claims they have made.
     Past Cost Demand. We are also disputing a demand by EPA that we and six other parties reimburse EPA for approximately $17 million in costs that EPA claims it incurred.
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
     We also filed counterclaims against NCR and API to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Site. Other defendants have similar claims. On February 28, 2011, the district court granted our summary judgment motions on those counterclaims in part and denied them in part. The court granted a declaration that NCR and API are liable to us (and to others) in contribution for 100% of any costs of response (that is, clean up) that we may be required to pay for work in OU2-5 in the future. The court requires further

GLATFELTER

proceedings to decide whether or to what extent NCR and API owe contribution to us and others for costs that we and others incurred in the past and costs that we and others incurred in connection with OU1. The parties disagree as to the court’s ruling with respect to our claim that NCR and API owe contribution to us (and others) for NRDs or natural resource damage assessment costs that we have paid or may be required to pay in the future. On April 12, 2011, the court set the remaining issues on our pending counterclaims under the Superfund statute for trial beginning February 21, 2012.
     Reserves for the Site. As of March 31, 2011, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.9 million. Of our total reserve for the Fox River, $0.3 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”
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
     In setting our reserve for the Site, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation, and assumed that we will not bear the entire cost of remediation or damages to the exclusion of other known PRPs at the Site, who are also potentially jointly and severally liable. The existence and ability of other PRPs to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on certain of the PRPs and any known insurance, indemnity or cost sharing agreements between PRPs and third parties. In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Site.
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
     In any event, based upon the court’s December 16, 2009, and February 28, 2011, rulings in the Whiting Litigation, as well as certain other procedural orders, we continue to believe that an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

GLATFELTER

     We previously entered into interim cost-sharing agreements with six of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These Interim Cost Sharing Agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the Court’s December 16, 2009, and February 28, 2011 rulings in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.
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
     Summary. Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. Should a court grant the United States or the State of Wisconsin relief which requires us either to perform directly or to contribute significant amounts towards remedial action downstream of OU1 or to natural resource damages, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

GLATFELTER

15. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the period indicated:

Three months ended March 31	Specialty		Composite		Advanced Airlaid		Other and
In millions	Papers		Fibers		Materials		Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$220.5	$207.7	$115.2	$101.5	$61.1	$28.1	$—	$—	$396.8	$337.3
Energy and related sales, net	3.0	3.6	—	—	—	—	—	—	3.0	3.6

Total revenue	223.4	211.3	115.2	101.5	61.1	28.1	—	—	399.8	340.9
Cost of products sold	187.3	181.7	93.0	86.1	56.7	26.9	2.6	2.0	339.6	296.7

Gross profit	36.1	29.6	22.2	15.4	4.4	1.2	(2.6)	(2.0)	60.2	44.2
SG&A	13.9	13.7	9.8	9.1	2.7	1.0	5.4	10.9	31.8	34.7
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(3.2)	—	(3.2)	—

Total operating income (loss)	22.2	15.9	12.4	6.3	1.7	0.2	(4.8)	(12.9)	31.6	9.5
Other non-operating income (expense)	—	—	—	—	—	—	(6.2)	(9.4)	(6.2)	(9.4)

Income (loss) before income taxes	$22.2	$15.9	$12.4	$6.3	$1.7	$0.2	$(11.0)	$(22.3)	$25.3	$0.1

Supplementary Data
Net tons sold	198.8	193.2	22.9	21.3	21.5	11.1	—	—	243.2	225.6
Depreciation, depletion and amortization	$8.7	$8.6	$6.1	$6.1	$2.1	$1.1	$—	$—	$16.9	$15.8
Capital expenditures	3.9	3.0	3.8	1.5	0.4	1.6	—	—	8.1	6.1

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
Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture credits, charges related to the Fox River environmental reserves, acquisition and integration related costs, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

16. GUARANTOR FINANCIAL STATEMENTS
     Our 7⅛% Senior Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries: PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.
     The following presents our condensed consolidating statements of income and cash flow, and our condensed consolidating balance sheets. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. We have reclassified certain interest income amounts for the three months ended March 31, 2010 of $0.2 million in total from “Other — net”, to “Interest Expense, net”, to conform to the 2011 presentation. This reclassification had no effect on the reported amounts of Interest Income, Interest Expense, or Other — net for any period presented in our accompanying condensed consolidated statement of operations.
Condensed Consolidating Statement of Income for the
three months ended March 31, 2011

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$220,453	$12,832	$176,318	$(12,832)	$396,771
Energy and related sales — net	2,987	—	—	—	2,987

Total revenues	223,440	12,832	176,318	(12,832)	399,758
Costs of products sold	191,299	11,471	149,766	(12,945)	339,591

Gross profit	32,141	1,361	26,552	113	60,167
Selling, general and administrative expenses	18,717	559	12,494	—	31,770
Gains on dispositions of plant, equipment and timberlands, net	(14)	(3,158)	(3)	—	(3,175)

Operating income	13,438	3,960	14,061	113	31,572
Other non-operating income (expense)
Interest expense, net	(3,329)	1,881	(1,505)	(3,300)	(6,253)
Other income (expense) — net	10,862	86	(416)	(10,525)	7

Total other non-operating income (expense)	7,533	1,967	(1,921)	(13,825)	(6,246)

Income (loss) before income taxes	20,971	5,927	12,140	(13,712)	25,326
Income tax provision (benefit)	3,545	2,456	3,093	(1,194)	7,900

Net income (loss)	$17,426	$3,471	$9,047	$(12,518)	$17,426

Condensed Consolidating Statement of Income for the
three months ended March 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$207,703	$12,604	$129,572	$(12,604)	$337,275
Energy and related sales — net	3,607	—	—	—	3,607

Total revenues	211,310	12,604	129,572	(12,604)	340,882
Costs of products sold	185,628	10,409	113,092	(12,463)	296,666

Gross profit	25,682	2,195	16,480	(141)	44,216
Selling, general and administrative expenses	22,547	541	11,582	—	34,670
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—

Operating income	3,135	1,654	4,898	(141)	9,546
Other non-operating income (expense)
Interest expense, net	(5,504)	1,491	(1,180)	(300)	(5,493)
Other income (expense) — net	(725)	(483)	2,030	(4,805)	(3,983)

Total other non-operating income (expense)	(6,229)	1,008	850	(5,105)	(9,476)

Income (loss) before income taxes	(3,094)	2,662	5,748	(5,246)	70
Income tax provision (benefit)	(2,720)	1,165	2,172	(173)	444

Net income (loss)	$(374)	$1,497	$3,576	$(5,073)	$(374)

GLATFELTER

Condensed Consolidating Balance Sheet as of March 31, 2011

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$89,059	$515	$26,363	$—	$115,937
Other current assets	234,700	402,580	234,333	(448,671)	422,942
Plant, equipment and timberlands — net	240,492	6,925	368,806	—	616,223
Other assets	794,493	173,628	104,150	(839,010)	233,261

Total assets	$1,358,744	$583,648	$733,652	$(1,287,681)	$1,388,363

Liabilities and Shareholders’ Equity
Current liabilities	$293,272	$17,268	$352,131	$(444,892)	$217,779
Long-term debt	295,698	—	36,695	—	332,393
Deferred income taxes	70,575	19,039	43,908	(30,107)	103,415
Other long-term liabilities	115,140	13,248	10,473	11,856	150,717

Total liabilities	774,685	49,555	443,207	(463,143)	804,304
Shareholders’ equity	584,059	534,093	290,445	(824,538)	584,059

Total liabilities and shareholders’ equity	$1,358,744	$583,648	$733,652	$(1,287,681)	$1,388,363

Condensed Consolidating Balance Sheet as of December 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$61,953	$91	$33,744	$—	$95,788
Other current assets	230,957	380,986	203,048	(408,089)	406,902
Plant, equipment and timberlands — net	244,157	7,161	356,836	16	608,170
Other assets	773,254	167,877	103,250	(813,494)	230,887

Total assets	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities	$277,343	$3,672	$336,679	$(404,548)	$213,146
Long-term debt	295,529	—	36,695	—	332,224
Deferred income taxes	70,575	14,836	42,204	(32,697)	94,918
Other long-term liabilities	114,432	13,210	9,999	11,376	149,017

Total liabilities	757,879	31,718	425,577	(425,869)	789,305
Shareholders’ equity	552,442	524,397	271,301	(795,698)	552,442

Total liabilities and shareholders’ equity	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$29,437	$1,691	$(215)	$(3,300)	$27,613
Investing activities
Purchase of plant, equipment and timberlands	(3,879)	—	(4,209)	—	(8,088)
Proceeds from disposal of plant, equipment and timberlands	14	3,373	18	—	3,405
Repayments from (advances of) intercompany loans, net	(2,366)	(1,340)		3,706

Total investing activities	(6,231)	2,033	(4,191)	3,706	(4,683)
Financing activities
Net repayments of indebtedness	—	—	(107)	—	(107)
Payment of dividends to shareholders	(4,206)	—	—	—	(4,206)
(Repayments) borrowings of intercompany loans, net	8,100	—	(4,394)	(3,706)	—
Payment of intercompany dividends	—	(3,300)	—	3,300	—
Proceeds from stock options exercised and other	6	—	—	—	6

Total financing activities	3,900	(3,300)	(4,501)	(406)	(4,307)
Effect of exchange rate on cash	—	—	1,526	—	1,526

Net increase (decrease) in cash	27,106	424	(7,381)	—	20,149
Cash at the beginning of period	61,953	91	33,744	—	95,788

Cash at the end of period	$89,059	$515	$26,363	$—	$115,937

Condensed Consolidating Statement of Cash Flows for the
three months ended March 31, 2010

	Parent		Non	Adjustments/
In thousands	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(167,159)	$142,045	$45,784	$(300)	$20,370
Investing activities
Purchase of plant, equipment and timberlands	(2,953)	(17)	(3,166)	—	(6,136)
Acquisition of Concert Industries Corp., net of cash acquired	—	—	(233,006)	—	(233,006)
Repayments from (advances of) intercompany loans, net	(2,139)	(141,757)	4,506	139,390	—

Total investing activities	(5,092)	(141,774)	(231,666)	139,390	(239,142)
Financing activities
Net (repayments of) proceeds from indebtedness	116,027	—	1,105	—	117,132
Payment of dividends to shareholders	(4,165)	—	—	—	(4,165)
(Repayments) borrowings of intercompany loans, net	(16,078)	(200)	155,668	(139,390)	—
Payment of intercompany dividends	—	(300)	—	300	—
Proceeds from stock options exercised and other	107	—	—	—	107

Total financing activities	95,891	(500)	156,773	(139,090)	113,074
Effect of exchange rate on cash	—	—	(3,147)	—	(3,147)

Net increase (decrease) in cash	(76,360)	(229)	(32,256)	—	(108,845)
Cash at the beginning of period	76,970	985	57,465	—	135,420

Cash at the end of period	$610	$756	$25,209	$—	$26,575

GLATFELTER

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.
     Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:
i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

x.	geopolitical events, including war and terrorism;

xi.	possible disruptions in our business as a result of natural disasters in and around Japan;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xv.	adverse results in litigation; and

xvi.	our ability to finance, consummate and integrate acquisitions.
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

GLATFELTER

RESULTS OF OPERATIONS
Three months ended March 31, 2011 versus the
Three months ended March 31, 2010
     Overview Net income in the first quarter of 2011 totaled $17.4 million, or $0.38 per diluted share compared with a net loss of $0.4 million or $0.01 per diluted share for the first quarter of 2010. The results of operations for 2010 include, on an after-tax basis, $9.1 million of expenses directly related to the Concert Industries acquisition completed on February 12, 2010.
     The results of operations from our businesses improved significantly in the quarter over quarter comparison. Operating income from our three business units increased, on a pre-tax basis, $13.9 million, or 62.0%, reflecting higher selling prices, stronger demand and efficiency gains. In addition, the 2011 first quarter includes a full quarter of Concert Industries (now operated as the Advanced Airlaid Materials business unit). The favorable operating conditions were partially offset by the adverse impact of higher input costs, primarily related to pulps and energy.
     We also generated positive free cash flow (cash provided by operations less capital expenditures) in the quarter over quarter comparison. In the first quarter of 2011, free cash flow was $19.5 million compared with $14.2 million in the same quarter of 2010
     The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2011	2010

Net sales	$396,771	$337,275
Gross profit	60,167	44,216
Operating income	31,572	9,546
Net income (loss)	17,426	(374)
Earnings (loss) per share	0.38	(0.01)

     The consolidated results of operations for the three months ended March 31, 2011 and 2010 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2011
Gains on sale of timberlands	$1,718	$0.04
Acquisition and integration costs	(275)	(0.01)
2010
Acquisition and integration costs	$(7,002)	$(0.15)
Foreign currency hedge on acquisition price	(2,076)	(0.05)

     The above items increased earnings by $1.4 million, or $0.03 per diluted share, in first quarter of 2011 and reduced earnings by $9.1 million, or $0.20 per diluted share, in the first quarter of 2010.

Business Units

Three months ended March 31	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
In millions	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$220.5	$207.7	$115.2	$101.5	$61.1	$28.1	$—	$—	$396.8	$337.3
Energy and related sales, net	3.0	3.6	—	—	—	—	—	—	3.0	3.6

Total revenue	223.4	211.3	115.2	101.5	61.1	28.1	—	—	399.8	340.9
Cost of products sold	187.3	181.7	93.0	86.1	56.7	26.9	2.6	2.0	339.6	296.7

Gross profit	36.1	29.6	22.2	15.4	4.4	1.2	(2.6)	(2.0)	60.2	44.2
SG&A	13.9	13.7	9.8	9.1	2.7	1.0	5.4	10.9	31.8	34.7
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(3.2)	—	(3.2)	—

Total operating income (loss)	22.2	15.9	12.4	6.3	1.7	0.2	(4.8)	(12.9)	31.6	9.5
Other non-operating income (expense)	—	—	—	—	—	—	(6.2)	(9.4)	(6.2)	(9.4)

Income (loss) before income taxes	$22.2	$15.9	$12.4	$6.3	$1.7	$0.2	$(11.0)	$(22.3)	$25.3	$0.1

Supplementary Data
Net tons sold	198.8	193.2	22.9	21.3	21.5	11.1	—	—	243.2	225.6
Depreciation, depletion and amortization	$8.7	$8.6	$6.1	$6.1	$2.1	$1.1	$—	$—	$16.9	$15.8
Capital expenditures	3.9	3.0	3.8	1.5	0.4	1.6	—	—	8.1	6.1

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
     Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture credits, charges related to the Fox River environmental reserves, acquisition and integration related costs, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.
Sales and Costs of Products Sold

	Three months ended
	March 31
In thousands	2011	2010	Change

Net sales	$396,771	$337,275	$59,496
Energy and related sales — net	2,987	3,607	(620)

Total revenues	399,758	340,882	58,876
Costs of products sold	339,591	296,666	42,925

Gross profit	60,167	$44,216	$15,951

Gross profit as a percent of Net sales	15.2%	13.1%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended
	March 31
Percent of Total	2011	2010

Business Unit
Specialty Papers	55.6%	61.6%
Composite Fibers	29.0	30.1
Advanced Airlaid Materials	15.4	8.3

Total	100.0%	100.0%

     Net sales for the first quarter of 2011 were $396.8 million, a 17.6% increase compared with the first quarter of 2010, reflecting higher selling prices, improved demand and a full quarter of our Advanced Airlaid Materials business unit. On an organic basis, net sales increased 8.7%, excluding changes in foreign currencies.
     In the Specialty Papers business unit, 2011 first quarter net sales increased $12.8 million due to a $10.5 million benefit from higher selling prices, together with a 2.9% increase in shipping volumes.
     Specialty Papers’ 2011 first quarter operating income increased $6.3 million primarily reflecting the benefits of higher selling prices, improved operating efficiencies of $2.4 million and a $1.6 million insurance recovery related to a third-quarter 2010 press roll failure. These factors more than offset a $7.2 million adverse impact from higher raw material and energy costs.
     We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first quarters of 2011 and 2010:

In thousands	2011	2010	Change

Energy sales	$2,892	$4,604	$(1,712)
Costs to produce	(2,477)	(2,612)	135

Net	415	1,992	(1,577)
Renewable energy credits	2,572	1,614	958

Total	$2,987	$3,606	$(619)

     Prior to March 31, 2010, all such sales were made pursuant to a long-term contract that expired at the end of the first quarter 2010. We continue to sell power but at market rates, the forward pricing for which is significantly below the expired contract rate.
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
     In Composite Fibers, 2011 first quarter net sales were $115.2 million, an increase of $13.7 million, or 13.5%, from the same quarter a year ago reflecting a $3.9 million benefit from higher selling prices and a 7.6% increase in shipping volumes. The improvement in Composite Fibers’ net sales reflects strengthening demand in most of its product lines. The translation of foreign currencies unfavorably impacted net sales by $0.3 million.

GLATFELTER

     Composite Fibers’ first-quarter 2011 operating income increased by $6.1 million, nearly doubling its results from a year ago. The improvement was driven by the $3.9 million impact from higher selling prices as well as $6.4 million in improvement from record operating rates, efficiency gains related to continuous improvement initiatives and the impact of increased shipping volumes. The combination of these factors more than offset the $3.6 million negative impact of higher input costs, primarily related to woodpulp and synthetic fibers.
     In Advanced Airlaid Materials, 2011 first quarter net sales were $61.1 million, an increase of $33.0 million, largely due to including a full quarter’s results in 2011. The results for the first quarter of 2010 were included prospectively from the February 12, 2010 acquisition date. Higher selling prices benefited the comparison by $4.6 million. Operating income increased $1.5 million primarily due to higher selling prices and volumes shipped, together with the benefit in the comparison of a non-recurring $1.2 million charge in 2010 to cost of products sold for the write up of acquired inventory to fair value.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended
	March 31
In thousands	2011	2010	Change

Recorded as:
Costs of products sold	$2,075	$1,893	$182
SG&A expense	319	493	(174)

Total	$2,394	$2,386	$8

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets as of the beginning of the year.
     Other and Unallocated The amount of net expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $4.8 million in the first quarter of 2011 compared with net expenses of $12.9 million in the year earlier quarter. The change was primarily due to the $8.5 million of non-recurring acquisition and integration costs included in 2010 associated with the February 2010 Concert Industries acquisition (now Advanced Airlaid Materials) and $3.2 million of gains on dispositions of plant, equipment and timberlands in the first quarter of 2011. Excluding these items, other and unallocated net operating expenses increased $3.6 million primarily due to higher professional services fees. Gains on dispositions of plant, equipment and timberlands were primarily related to the sale of timberlands, from which cash proceeds totaled $3.4 million.
     Non-operating income (expense) as presented in the Business Unit Performance table includes $6.5 million of interest expense for the first quarter of 2011, an increase of $0.8 million in the quarterly comparison primarily due to the $100.0 million in bonds issued in February 2010 being outstanding for a full quarter in 2011 compared with two months in the first quarter of 2010.
     In the first quarter of 2010, non-operating income (expense) included a $3.4 million loss associated with forward foreign currency contracts that hedged the Canadian dollar purchase price of the Concert Industries acquisition.
     Income taxes For the first three months of 2011, we recorded a provision for income taxes of $7.9 million on $25.3 million of pretax income. The comparable amounts in the first quarter of 2010 were income tax expense of $0.4 million on pretax income that was essentially break-even. During the first quarter of 2010, we incurred $11.9 million of acquisition and integration costs, a significant portion of which are non-deductible.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first three months of 2011, Euro functional currency operations generated approximately 28.6% of our sales and 27.5% of operating expenses and British Pound Sterling operations represented 8.3% of net sales and 8.1% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

     The table below summarizes the effect from foreign currency translation on the reported results for first three months of 2011 compared to the first three months 2010:

Three months
In thousands	ended March 31
Favorable
(unfavorable)

Net sales	$(501)
Costs of products sold	(464)
SG&A expenses	(12)
Income taxes and other	70

Net income	$(907)

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
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Three months ended
	March 31
In thousands	2011	2010

Cash and cash equivalents at beginning of period	$95,788	$135,420
Cash provided by (used for)
Operating activities	27,613	20,370
Investing activities	(4,683)	(239,142)
Financing activities	(4,307)	113,074
Effect of exchange rate changes on cash	1,526	(3,147)

Net cash provided (used)	20,149	(108,845)

Cash and cash equivalents at end of period	$115,937	$26,575

     As of March 31, 2011, we had $115.9 million in cash and cash equivalents and $219.6 million available under our revolving credit agreement.
     Operating cash flow improved by $7.2 million in the first quarter of 2011 compared to the same quarter of 2010. The improvement in cash flow was largely due to the receipt of a $17.8 million income tax refund, primarily due to cellulosic biofuel credits claimed in connection with the filing of our 2009 federal income tax return. This refund partially offset the increase in net cash used for working capital associated with growth in sales.
     Net cash used by investing activities totaled $4.7 million in the first quarter of 2011 compared with $239.2 million in the first quarter of 2010. The 2010 first quarter reflects the Concert acquisition. Capital expenditures totaled $8.1 million in the 2011 first quarter compared with $6.1 million in the same quarter of 2010. Capital expenditures are expected to total $60 million to $65 million for 2011.
     For the first quarter of 2011, net cash used by financing activities was $4.3 million, substantially all of which was payment of dividends. The comparable amount from financing activities in the first quarter of 2010 was a net provision of $113.1 million reflecting increased borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par.
     Cash dividends paid on common stock totaled $4.2 million in both the first quarters of 2011 and 2010. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock. We intend to make these repurchases over the next 12 months in accordance with applicable securities regulations. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the market price of the company’s common stock, regulatory, legal and contractual requirements, and other market factors. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion.
     The following table sets forth our outstanding long-term indebtedness:

	March 31,	Dec. 31,
In thousands	2011	2010

Revolving credit facility, due May 2014	$—	$—
7 1/8% Notes, due May 2016	200,000	200,000
7 1/8% Notes, due May 2016 - net of original issue discount	95,698	95,529
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,393	332,224
Less current portion	—	—

Long-term debt, net of current portion	$332,393	$332,224

     Our credit agreement contains a number of customary compliance covenants. In addition, the Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit

GLATFELTER

agreement, which accelerates the debt outstanding thereunder. As of March 31, 2011, we met all of the requirements of our debt covenants. The significant terms of the debt obligations are set forth in Item 1 — Financial Statements — Note 11. Although we do not have immediate intentions to make additional use of our facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.
     We are subject to various federal, state and local laws and regulations which operate to protect the environment as well as human health and safety. We have, at various times, incurred significant cost to comply with these regulations, as new regulations are developed or regulatory priorities change. Currently, we anticipate that we could incur material capital and operating costs to comply with several air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). Although we are in the process of analyzing the potential impact of these requirements, compliance could require significant capital expenditures. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 — Financial Statements — Note 14 for a summary of significant environmental matters.
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
     Off-Balance-Sheet Arrangements As of March 31, 2011 and December 31, 2010, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.
     Outlook For Specialty Papers, we expect shipping volumes to be approximately 5% lower in the second quarter of 2011 compared with the first quarter of 2011 reflecting normal seasonal patterns. The impact of higher energy costs and purchased pulp are expected to be offset by higher selling prices and benefits from continuous improvement initiatives. We also plan to complete the annually scheduled maintenance outages at both the Chillicothe and Spring Grove facilities in the second quarter of 2011. The outages are expected to adversely impact second-quarter results by approximately $19 million to $20 million, pre-tax.
     For Composite Fibers, we anticipate shipping volumes in the second quarter of 2011 to be slightly higher than the first quarter. Input costs for pulp, base paper, and other materials are expected to increase faster than selling prices. In addition, our continuous improvement efforts in manufacturing resulted in record output during the first quarter and an inventory build. Therefore, in the second quarter we may need to take actions to reduce this inventory build, which together with the rate of cost increase discussed above, could adversely impact sequential quarter earnings by approximately $2 million.
     Shipping volumes, selling prices and input costs for the Advanced Airlaid Materials business unit are all expected to be slightly higher than the first quarter of 2011. In addition, we expect to see continued benefit from our cost reduction and operations improvement initiatives.

GLATFELTER

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2011
Dollars in thousands	2011	2012	2013	2014	2015	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond (1)	$300,000	$300,000	$300,000	$300,000	$300,000	$295,698	$309,642
At variable interest rates	36,695	36,695	1,407	—	—	36,695	37,500

						$332,393	$347,142

Weighted-average interest rate On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	1.66	1.66	1.66

The amounts represent average face amount of bonds outstanding. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. The carrying value set forth above is net of unamortized original issue discount.

     The table above presents average principal outstanding of our long-term debt and related interest rates for the next five years. The amounts set forth above for fixed rate bonds represent the coupon rate. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2011, we had long-term debt outstanding of $332.4 million, of which $36.7 million or 11.0% was at variable interest rates.
     Variable-rate debt outstanding represents a cash collateralized borrowing incurred in connection with the 2007 installment timberland sale that accrues interest based on six month LIBOR plus a margin. At March 31, 2011, the weighted average interest rate paid on variable rate debt was 1.66%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first three months of 2011, Euro functional currency operations generated approximately 28.6% of our sales and 27.5% of operating expenses and British Pound Sterling operations represented 8.3% of net sales and 8.1% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
     ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated.

31.1	Certification of Dante C. Parrini, Chairman, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
May 6, 2011	By	/s/ David C. Elder
David C. Elder
Vice President and Corporate Controller

GLATFELTER

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Dante C. Parrini, Chairman, President and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman, President and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.
GLATFELTER