Form 10-Q
period 2011-06-30
GLATFELTER P H CO
filed 2011-08-05
CIK 41719

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD from ______ to ______
For the quarterly period ended June 30, 2011
Commission file number 1-3560
P. H. Glatfelter Company
(Exact name of registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction	23-0628360
of incorporation or organization)	(IRS Employer Identification No.)

96 South George Street, Suite 500
York, Pennsylvania 17401	(717) 225-4711
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
N/A
(Former name or former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☑ No ☐ .
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑ .
As of July 31, 2011, P. H. Glatfelter Company had 45,715,354 shares of common stock outstanding.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
REPORT ON FORM 10-Q
For the QUARTERLY PERIOD ENDED
JUNE 30, 2011

		Page
PART I — FINANCIAL INFORMATION

Item 1	Financial Statements
	Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosures About Market Risks	32

Item 4	Controls and Procedures	32

PART II — OTHER INFORMATION

Item 6	Exhibits	33

SIGNATURES		33
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
Item 1 — Financial Statements
P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2011	2010	2011	2010

Net sales	$397,985	$362,781	$794,756	$700,056
Energy and related sales — net	2,060	1,915	5,047	5,522

Total revenues	400,045	364,696	799,803	705,578
Costs of products sold	362,545	329,236	702,136	625,902

Gross profit	37,500	35,460	97,667	79,676

Selling, general and administrative expenses	31,320	28,847	63,090	63,517
Gains on dispositions of plant, equipment and timberlands, net	(29)	(168)	(3,204)	(168)

Operating income	6,209	6,781	37,781	16,327
Other non-operating income (expense)
Interest expense	(6,461)	(6,817)	(12,921)	(12,480)
Interest income	150	168	357	338
Other — net	(275)	366	(268)	(3,617)

Total other non-operating expense	(6,586)	(6,283)	(12,832)	(15,759)

Income (loss) before income taxes	(377)	498	24,949	568
Income tax provision (benefit)	(2,878)	395	5,022	839

Net income (loss)	$2,501	$103	$19,927	$(271)

Earnings (loss) per share
Basic	$0.05	$0.00	$0.43	$(0.01)
Diluted	0.05	0.00	0.43	(0.01)

Cash dividends declared per common share	0.09	0.09	0.18	0.18

Weighted average shares outstanding
Basic	46,080	45,908	46,075	45,872
Diluted	46,633	46,313	46,502	45,872
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30	December 31
In thousands	2011	2010
Assets
Current assets
Cash and cash equivalents	$108,296	$95,788
Accounts receivable — net	162,268	141,208
Inventories	221,661	201,077
Prepaid expenses and other current assets	54,793	64,617

Total current assets	547,018	502,690

Plant, equipment and timberlands — net	623,798	608,170

Other assets	229,772	230,887

Total assets	$1,400,588	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$—	$798
Accounts payable	120,684	98,594
Dividends payable	4,180	4,190
Environmental liabilities	250	248
Other current liabilities	105,658	109,316

Total current liabilities	230,772	213,146

Long-term debt	332,565	332,224

Deferred income taxes	108,766	94,918

Other long-term liabilities	143,263	149,017

Total liabilities	815,366	789,305

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	49,694	48,145
Retained earnings	760,992	749,453
Accumulated other comprehensive loss	(98,288)	(121,247)

	712,942	676,895
Less cost of common stock in treasury	(127,720)	(124,453)

Total shareholders’ equity	585,222	552,442

Total liabilities and shareholders’ equity	$1,400,588	$1,341,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.
GLATFELTER

P. H. GLATFELTER COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended
	June 30
In thousands	2011	2010

Operating activities
Net income (loss)	$19,927	$(271)
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	34,257	32,166
Amortization of debt issue costs and original issue discount	1,331	1,438
Pension expense, net of unfunded benefits paid	3,733	4,397
Deferred income tax provision (benefit)	9,916	(5,776)
Gains on dispositions of plant, equipment and timberlands, net	(3,204)	(168)
Share-based compensation	2,860	2,963
Cellulosic biofuel and alternative fuel mixture credits	17,833	54,880
Change in operating assets and liabilities
Accounts receivable	(18,426)	(17,522)
Inventories	(16,647)	(343)
Prepaid and other current assets	(8,685)	(5,492)
Accounts payable	18,263	27,988
Accruals and other current liabilities	(4,928)	(12,559)
Other	(7,917)	974

Net cash provided by operating activities	48,313	82,675

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(27,877)	(15,445)
Proceeds from disposals of plant, equipment and timberlands, net	3,440	182
Acquisition of Concert Industries Corp., net of cash acquired	—	(229,080)

Net cash used by investing activities	(24,437)	(244,343)

Financing activities
Proceeds from $100 million 7 1/8% note offering, net of original issue discount	—	95,000
Payments of note offering and credit facility costs	—	(4,530)
Net borrowings of revolving credit facility	—	—
Net borrowings (repayments) of short term debt	(798)	2,016
Repayment of 2011 Term Loan	—	(14,000)
Payments of dividends	(8,396)	(8,360)
Repurchase of common stock	(4,369)	—
Proceeds from stock options exercised and other	117	110

Net cash provided (used) by financing activities	(13,446)	70,236

Effect of exchange rate changes on cash	2,078	(1,361)

Net increase (decrease) in cash and cash equivalents	12,508	(92,793)
Cash and cash equivalents at the beginning of period	95,788	135,420

Cash and cash equivalents at the end of period	$108,296	$42,627

Supplemental cash flow information
Cash paid (received) for
Interest	$11,551	$11,530
Income taxes	(10,906)	(45,509)
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
     Financial Derivatives and Hedging Activities We use financial derivatives to manage exposure to changes in foreign currencies. In accordance with Financial Accounting Standards Board Accounting Standards Codification 815 Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
     Cash Flow Hedges The effective portion of the gain or loss on derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income (loss). Deferred gains or losses are reclassified to our results of operations at the time the hedged forecasted transaction is recorded in our results of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally-forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings.
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

GLATFELTER

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
     Acquired property plant and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 40 years. Intangible assets are being amortized on a straight-line basis over an estimated remaining life of 11 to 20 years reflecting the expected economic life.
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
     Our results of operations for the first six months of 2010 include the results of Concert prospectively from the February 12, 2010 date of acquisition. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Revenue and operating income of Concert included in our consolidated results of operations totaled $52.0 million and $1.9 million, respectively, for the second quarter of 2010. Net sales and operating income were $80.1 million and $2.2 million, respectively, for the first six months of 2010.

GLATFELTER

     The table below summarizes unaudited pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2010:

Three months ended
In thousands, except per share	June 30, 2010

Pro forma
Net sales	$362,781
Net income	1,078
Earnings per share	0.02

Six months ended
In thousands, except per share	June 30, 2010

Pro forma
Net sales	$725,705
Net income	10,849
Earnings per share	0.23

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
4.	GAINS (LOSSES) ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS
     Sales of timberlands in the first six months of 2011 and 2010 are summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain (loss)

2011
Timberlands	717	$3,373	$3,158
Other	—	67	46

		$3,440	$3,204
2010
Timberlands	71	$182	$168

     The 2011 timberland sales were completed in the first quarter of the year.
5. EARNINGS PER SHARE
     The following table sets forth the details of basic and diluted earnings (loss) per share (EPS):

	Three months ended
	June 30
In thousands, except per share	2011	2010

Net income (loss)	$2,501	$103

Weighted average common shares outstanding used in basic EPS	46,080	45,908
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	553	405

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,633	46,313

Earnings (loss) per share
Basic	$0.05	$0.00
Diluted	0.05	0.00

	Six months ended
	June 30
In thousands, except per share	2011	2010

Net income (loss)	$19,927	$(271)

Weighted average common shares outstanding used in basic EPS	46,075	45,872
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	427	—

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,502	45,872

Earnings (loss) per share
Basic	$0.43	$(0.01)
Diluted	0.43	(0.01)

     The following table sets forth the number of potential common shares that have been excluded from the computation of diluted earnings per share for the indicated period due to their anti-dilutive nature.

	2011	2010

Three months ended June 30	613,900	1,519,175
Six months ended June 30	1,321,397	1,441,850

6. INCOME TAXES
     Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

GLATFELTER

     As of June 30, 2011 and December 31, 2010, we had $33.5 million and $38.7 million, respectively, of gross unrecognized tax benefits. As of June 30, 2011, if such benefits were to be recognized, approximately $33.5 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. The majority of the reduction in unrecognized tax benefits is due to benefits recorded in connection with the favorable resolution of a German tax audit.
     We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
	Examinations not	Examination in
Jurisdiction	yet initiated	progress

United States
Federal	2007-2010	N/A
State	2005-2010	2004 & 2006-2008
Canada (1)	2006-2010	2006 - 2009
Germany (1)	2007-2010	2004 - 2009
France	2007-2010	N/A
United Kingdom	2007-2010	N/A
Philippines	2010	2009

(1)	— includes provincial or similar local jurisdictions, as applicable
     The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $3.6 million. Substantially all of this range relates to tax positions taken in the U.S. and in the United Kingdom.
     We recognize interest and penalties related to uncertain tax positions as income tax expense. During the first half of the year, we recognized a net reduction of interest expense of $2.0 million. For the second quarter of 2011, we recognized a net reduction of interest expense of $2.3 million, the majority of which was in connection with the favorable settlement of a German tax audit. For the second quarter of 2010, we recognized $0.4 million of interest expense. As of June 30, 2011, accrued interest payable was $1.8 million, and as of December 31, 2010, accrued interest payable was $3.8 million. We did not record any penalties associated with uncertain tax positions during the second quarters of 2011 or 2010.
7. STOCK-BASED COMPENSATION
     The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.
     Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSU and PSA are made under our LTIP. The RSUs vest based solely on the passage of time, generally on a graded scale over a three, four, and five-year period. PSAs were issued in March 2011 to members of senior management and cliff vest December 31, 2013, assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than target depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock. The following table summarizes RSU activity during the first six months of the indicated periods:

Units	2011	2010

Beginning balance	579,801	564,037
Granted	244,754	198,259
Forfeited	(12,539)	(8,820)
Restriction lapsed/shares delivered	(14,490)	(31,323)

Ending balance	797,526	722,153

     The 2011 grant includes 96,410 PSAs. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
In thousands	2011	2010

Three months ended	$541	$432
Six months ended	1,007	837

     Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.

GLATFELTER

The following table sets forth information related to outstanding SOSARS.

	2011		2010
		Wtd Avg		Wtd Avg
		Exercise		Exercise
SOSARS	Shares	Price	Shares	Price

Outstanding at Jan. 1,	2,061,877	$12.28	1,762,020	$11.84
Granted	345,290	12.56	423,450	13.95
Exercised	—		—
Canceled/forfeited	(102,970)	12.55	(64,420)	11.71
Outstanding at Jun 30,	2,304,197	$12.31	2,121,050	$12.27

SOSAR Grants
Weighted average grant date fair value per share	$4.09		$4.72
Aggregate grant date fair value (in thousands)	$1,412		$1,998
Black-Scholes Assumptions
Dividend yield	2.87%		2.58%
Risk free rate of return	2.55%		2.54%
Volatility	41.91%		42.31%
Expected life	6 yrs		6 yrs

     The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2011	2010

Three months ended	$411	$576
Six months ended	880	1,185

8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS
     The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	June 30
In thousands	2011	2010

Pension Benefits
Service cost	$2,338	$2,270
Interest cost	6,033	6,045
Expected return on plan assets	(10,449)	(10,083)
Amortization of prior service cost	637	614
Amortization of unrecognized loss	3,082	3,505

Net periodic benefit cost	$1,641	$2,351

Other Benefits
Service cost	$693	$698
Interest cost	691	805
Expected return on plan assets	(130)	(134)
Amortization of prior service cost	(306)	(306)
Amortization of unrecognized loss	183	316

Net periodic benefit cost	$1,131	$1,379

	Six months ended
	June 30
In thousands	2011	2010

Pension Benefits
Service cost	$4,943	$4,692
Interest cost	12,097	12,053
Expected return on plan assets	(20,914)	(20,143)
Amortization of prior service cost	1,283	1,231
Amortization of unrecognized loss	6,626	6,904

Net periodic benefit cost	$4,035	$4,737

Other Benefits
Service cost	$1,453	$1,459
Interest cost	1,408	1,685
Expected return on plan assets	(260)	(269)
Amortization of prior service cost	(611)	(612)
Amortization of unrecognized loss	441	769

Net periodic benefit cost	$2,431	$3,032

In millions	June 30, 2011	Dec. 31, 2010

Pension Plan Assets
Fair value of plan assets at end of period	$541.0	$526.4

GLATFELTER

9. COMPREHENSIVE INCOME
     The following table sets forth comprehensive income and its components:

	Three months ended
	June 30
In thousands	2011	2010

Net income (loss)	$2,501	$103
Foreign currency translation adjustments	3,791	(15,276)
Deferred gains on cash flow hedges, net of tax	16	—
Amortization of unrecognized retirement obligations, net of tax	2,167	2,488

Comprehensive income (loss)	$8,475	$(12,685)

	Six months ended
	June 30
In thousands	2011	2010

Net income (loss)	$19,927	$(271)
Foreign currency translation adjustments	18,268	(34,809)
Deferred gains on cash flow hedges, net of tax	16	—
Amortization of unrecognized retirement obligations, net of tax	4,675	5,087

Comprehensive income (loss)	$42,886	$(29,993)

10. INVENTORIES
Inventories, net of reserves, were as follows:

	June 30,	Dec. 31,
In thousands	2011	2010

Raw materials	$61,546	$52,538
In-process and finished	102,450	94,118
Supplies	57,665	54,421

Total	$221,661	$201,077

11. LONG-TERM DEBT
     Long-term debt is summarized as follows:

	June 30,	Dec. 31,
In thousands	2011	2010

Revolving credit facility, due May 2014	$—	$—
7⅛% Notes, due May 2016	200,000	200,000
7⅛% Notes, due May 2016 - net of original issue discount	95,870	95,529
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,565	332,224
Less current portion	—	—

Long-term debt, net of current portion	$332,565	$332,224

     Our revolving credit facility is a four-year, $225 million, multi-currency, agreement with a consortium of banks. The agreement matures May 31, 2014 and replaced and terminated our old revolving credit agreement which was due to mature April 2011.
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
     The Senior Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under

GLATFELTER

the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2011, we were not aware of any violations of our debt covenants.
     In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During the six months ended June 30, 2011, GPW Virginia received aggregate interest income of $0.5 million under the Glawson note receivable and the Company Note and, in turn, incurred interest expense of $0.4 million under the 2008 Term Loan.
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
     As of June 30, 2011 and December 31, 2010, we had $4.6 million and $5.4 million, respectively, of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.
12. ASSET RETIREMENT OBLIGATION
     During 2008, we recorded $11.5 million representing the estimated fair value of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by filling the lagoons, and installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to the upward revision in 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis over the expected closure period. Following is a summary of activity recorded during the first six months of 2011 and 2010:

In thousands	2011	2010

Balance at January 1,	$9,717	$11,292
Accretion	265	311
Payments	(518)	(511)

Balance at June 30,	$9,464	$11,092

     Of the total liability at June 30, 2011, $1.5 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $8.0 million is recorded under the caption “Other long-term liabilities.”

GLATFELTER

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2011		December 31, 2010

	Carrying	Fair	Carrying	Fair
In thousands	Value	Value	Value	Value

Fixed-rate bonds	$295,870	$305,500	$295,529	$304,115
Variable rate debt	36,695	37,650	36,695	37,780

Total	$332,565	$343,150	$332,224	$341,895

     As of June 30, 2011, and December 31, 2010, we had $300.0 million of 7⅛% fixed rate debt, $100.0 million of which was recorded net of unamortized original issue discount. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics. The fair value of the remaining debt instrument was estimated using a discounted cash flow model based on independent sources. The fair value of financial derivatives is set forth below in Footnote 14.
14. FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES
     As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions — “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables — “foreign currency hedges.”
     Derivatives Designated as Hedging Instruments — Cash Flow Hedges In June 2011, we began to use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the EUR-USD exchange rate on certain forecasted raw material purchases expected to be made over a maximum of twelve months. Currency forward contracts involve fixing the EUR-USD exchange rate for delivery of a specified amount of foreign currency on a specified date.
     We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is subsequently reclassified into cost of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying consolidated statement of income as non-operating income (expense) under the caption “Other-net.”
     We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

June 30,
in thousands	2011
Sell
Derivative	Notional

Sell / Buy
Euro / U.S. dollar	4,664

     These contracts have maturities of twelve months or less.
     Derivatives Not Designated as Hedging Instruments — Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying statement of operations under the caption “Other — net.”

	June 30,	Dec. 31,
in thousands	2011	2010

Derivative	Sell Notional

Sell / Buy
Euro / U.S. dollar	44,500	57,000
Euro / British Pound	2,000	3,000
Philippine peso / U.S. dollar	247,000	247,000

     These contracts have maturities of one month from the date originally entered into.

GLATFELTER

Fair Value Measurements
     The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

	June 30,	Dec. 31,	June 30,	Dec. 31,
In thousands	2011	2010	2011	2010

	Prepaid and Other		Other Current
Balance sheet caption	Current Assets		Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$24	$—	$2	$—

Not designated as hedging:
Forward foreign currency exchange contracts	$27	$—	$728	$581

     The amounts set forth in the table above represent the net asset or liability with each counterparty giving effect to rights of offset.
     The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated income statement where the results are recorded:

	Three months ended		Six months ended
	June 30		June 30

In thousands	2011	2010	2011	2010

Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion — cost of products sold	$—	$—	$—	$—
Ineffective portion — other — net	1	—	1	—

Not designated as hedging:
Forward foreign currency exchange contracts:
Other — net	$(1,496)	$7,068	$(5,842)	$3,961

     The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.
     The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
     Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
     Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     Level 3 — Inputs that are both significant to the fair value measurement and unobservable.
     The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the consolidated balance sheet under the caption “Prepaid and other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”
     A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2011

Balance at January 1,	$—
Deferred gains on cash flow hedges	22
Reclassified to earnings	—

Balance at June 30,	$22

     We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve months and the amount will vary depending on market rates.
     Credit risk related to derivative activity arises in the event a counterparty fails to meet its obligations to us. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.
15. SHARE REPURCHASES
     In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock. We intend to make these repurchases over the next 12 months in accordance with applicable securities regulations. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the market price of the company’s common stock, regulatory, legal and

GLATFELTER

contractual requirements, and other market factors. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The following table summarizes share repurchases made under this program:

	shares	(thousands)

Authorized amount	—	$50,000
Repurchases	318,608	(4,682)

Remaining authorization		$45,318

16. COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS
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

GLATFELTER

     Government Action. On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the “Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which approximates $17 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5. On March 29, 2011, the United States filed a motion for a preliminary injunction against NCR and API to require NCR and API to implement work in 2011 at a rate described as “full-scale sediment remediation.” On July 5, 2011, that motion was denied; in the course of that ruling, the court found that the governments were not likely to show that API was liable under CERCLA at all. The governments have since filed a renewed motion against NCR alone.
     Whiting Litigation. On January 7, 2008, NCR and API commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or API (the “Whiting Litigation”). The case involves allocation claims among the two plaintiffs and 28 defendants including us. We and other defendants counterclaimed against NCR and API. Some of the claims have since been resolved as described below.
     Claims against governments. The Whiting Litigation involves claims by certain parties against federal agencies who are responsible parties for this site. In the Government Action many defendants, including us, asserted counterclaims against the United States and the State of Wisconsin.
     Settlements. Certain parties have resolved their liability to the United States affording them contribution protection. These settlements are embodied in consent decrees. Notably, we entered into the OU1 CD. Also, in a case captioned United States v. George A. Whiting Paper Co., the district court entered two consent decrees under which 13 de minimis defendants in the Whiting Litigation settled with the United States and Wisconsin. The Court of Appeals for the Seventh Circuit denied an appeal by NCR and API on May 4, 2011. Further, Georgia-Pacific Consumer Products LP, has entered into a consent decree resolving its liability for NRDs and a separate consent decree in the Government Action that resolves all of its liabilities except for the downstream portion of the OU4 remedy. Finally, the United States has lodged a consent decree that would resolve the liability of itself and two municipalities and has moved for entry of that decree. We oppose entry of that consent decree, which the district court must approve.
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
     NRD Assessment. We are engaged in disputes as to (i) whether various documents prepared by the Trustees taken together constitute a sufficient NRD assessment under applicable regulations; and (ii)on a number of legal grounds, whether the Trustees may recover from us on the specific NRD claims they have made.
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

GLATFELTER

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
     Reserves for the Site. As of June 30, 2011, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.6 million. Of our total reserve for the Fox River, $0.3 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”
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

GLATFELTER

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

GLATFELTER

17. SEGMENT INFORMATION
     The following table sets forth financial and other information by business unit for the periods indicated:

Three months ended June 30					Advanced Airlaid		Other and
In millions	Specialty Papers		Composite Fibers		Materials		Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$216.7	$208.7	$116.4	$102.0	$64.9	$52.0	$—	$—	$398.0	$362.8
Energy and related sales, net	2.1	1.9	—	—	—	—	—	—	2.1	1.9

Total revenue	218.8	210.6	116.4	102.0	64.9	52.0	—	—	400.0	364.7
Cost of products sold	206.5	194.9	97.6	84.1	58.3	48.5	0.1	1.8	362.5	329.2

Gross profit	12.2	15.7	18.8	17.9	6.6	3.6	(0.1)	(1.8)	37.5	35.5
SG&A	12.3	13.0	9.6	9.0	2.8	1.6	6.6	5.2	31.3	28.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(0.2)	—	(0.2)

Total operating income (loss)	(0.1)	2.7	9.3	8.9	3.7	1.9	(6.7)	(6.8)	6.2	6.8
Other non-operating income (expense)	—	—	—	—	—	—	(6.6)	(6.3)	(6.6)	(6.3)

Income (loss) before income taxes	$(0.1)	$2.7	$9.3	$8.9	$3.7	$1.9	$(13.3)	$(13.1)	$(0.4)	$0.5

Supplementary Data
Net tons sold	191.8	187.8	22.9	23.0	22.3	20.1	—	—	237.0	230.9
Depreciation, depletion and amortization	$8.9	$8.7	$6.4	$5.8	$2.1	$1.9	$—	$—	$17.4	$16.4
Capital expenditures	9.4	5.7	6.6	1.7	3.7	1.9	—	—	19.8	9.3

Six months ended June 30					Advanced Airlaid		Other and
In millions	Specialty Papers		Composite Fibers		Materials		Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$437.2	$416.4	$231.6	$203.5	$126.0	$80.1	$—	$—	$794.8	$700.1
Energy and related sales, net	5.0	5.5	—	—	—	—	—	—	5.0	5.5

Total revenue	442.2	422.0	231.6	203.5	126.0	80.1	—	—	799.8	705.6
Cost of products sold	393.9	376.6	190.6	170.2	115.0	75.4	2.6	3.8	702.1	625.9

Gross profit	48.3	45.4	41.0	33.3	11.0	4.7	(2.6)	(3.8)	97.7	79.7
SG&A	26.2	26.7	19.4	18.1	5.5	2.6	12.0	16.1	63.1	63.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(3.2)	(0.2)	(3.2)	(0.2)

Total operating income (loss)	22.1	18.7	21.6	15.2	5.5	2.2	(11.5)	(19.7)	37.8	16.3
Other non-operating income (expense)	—	—	—	—	—	—	(12.8)	(15.8)	(12.9)	(15.8)

Income (loss) before income taxes	$22.1	$18.7	$21.6	$15.2	$5.5	$2.2	$(24.3)	$(35.5)	$24.9	$0.6

Supplementary Data
Net tons sold	390.5	381.0	45.8	44.3	43.8	31.2	—	—	480.2	456.5
Depreciation, depletion and amortization	$17.5	$17.3	$12.5	$11.9	$4.3	$3.0	$—	$—	$34.3	$32.2
Capital expenditures	13.3	8.7	10.5	3.2	4.1	3.5	—	—	27.9	15.4

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
Management evaluates results of operations of the business units before pension income or expense (other than service costs), alternative fuel mixture credits, charges related to the Fox River environmental reserves, acquisition and integration related costs, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that our performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

18. GUARANTOR FINANCIAL STATEMENTS
     Our 7⅛% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries: PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.
     The following presents our condensed consolidating statements of income and cash flow, and our condensed consolidating balance sheets. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. We have reclassified certain interest income amounts for the three- and six-months ended June 30, 2010 of $0.2 million and $0.3 million, respectively, in total from “Other — net”, to “Interest expense, net”, to conform to the 2011 presentation. This reclassification had no effect on the reported amounts of Interest income, Interest expense, or Other — net for any period presented in our accompanying condensed consolidated statement of operations.
Condensed Consolidating Statement of Income for the
three months ended June 30, 2011

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$216,708	$11,986	$181,277	$(11,986)	$397,985
Energy and related sales — net	2,060	—	—	—	2,060

Total revenues	218,768	11,986	181,277	(11,986)	400,045
Costs of products sold	208,575	11,271	154,753	(12,054)	362,545

Gross profit	10,193	715	26,524	68	37,500
Selling, general and administrative expenses	17,293	688	13,339	—	31,320
Gains on dispositions of plant, equipment and timberlands, net	(29)	—	—	—	(29)

Operating income	(7,071)	27	13,185	68	6,209
Other non-operating income (expense)
Interest expense	(6,242)	—	(219)	—	(6,461)
Other income (expense) — net	12,497	2,026	(1,576)	(13,072)	(125)

Total other non-operating income (expense)	6,255	2,026	(1,795)	(13,072)	(6,586)

Income (loss) before income taxes	(816)	2,053	11,390	(13,004)	(377)
Income tax provision (benefit)	(3,317)	676	(257)	20	(2,878)

Net income (loss)	$2,501	$1,377	$11,647	$(13,024)	$2,501

Condensed Consolidating Statement of Income for the
three months ended June 30, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$208,740	$11,750	$154,041	$(11,750)	$362,781
Energy and related sales — net	1,915	—	—	—	1,915

Total revenues	210,655	11,750	154,041	(11,750)	364,696
Costs of products sold	198,062	10,283	132,620	(11,729)	329,236

Gross profit	12,593	1,467	21,421	(21)	35,460
Selling, general and administrative expenses	17,034	627	11,186	—	28,847
Gains on dispositions of plant, equipment and timberlands, net	—	(168)	—	—	(168)

Operating income	(4,441)	1,008	10,235	(21)	6,781
Other non-operating income (expense)
Interest expense	(6,474)	—	(343)	—	(6,817)
Other income (expense) — net	7,844	1,094	(27)	(8,377)	534

Total other non-operating income (expense)	1,370	1,094	(370)	(8,377)	(6,283)

Income (loss) before income taxes	(3,071)	2,102	9,865	(8,398)	498
Income tax provision (benefit)	(3,174)	390	3,187	(8)	395

Net income (loss)	$103	$1,712	$6,678	$(8,390)	$103

GLATFELTER

Condensed Consolidating Statement of Income for the six
months ended June 30, 2011

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$437,162	$24,818	$357,594	$(24,818)	$794,756
Energy and related sales — net	5,047	—	—	—	5,047

Total revenues	442,209	24,818	357,594	(24,818)	799,803
Costs of products sold	399,537	22,742	304,855	(24,998)	702,136

Gross profit	42,672	2,076	52,739	180	97,667
Selling, general and administrative expenses	36,011	1,247	25,832	—	63,090
Gains on dispositions of plant, equipment and timberlands, net	(42)	(3,158)	(4)	—	(3,204)

Operating income	6,703	3,987	26,911	180	37,781
Non-operating income (expense)
Interest expense	(12,481)	—	(440)	—	(12,921)
Other income (expense) — net	25,933	3,993	(2,938)	(26,899)	89

Total other income (expense)	13,452	3,993	(3,378)	(26,899)	(12,832)

Income (loss) before income taxes	20,155	7,980	23,533	(26,719)	24,949
Income tax provision (benefit)	228	3,132	2,836	(1,174)	5,022

Net income (loss)	$19,927	$4,848	$20,697	$(25,545)	$19,927

Condensed Consolidating Statement of Income for the six
months ended June 30, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net sales	$416,443	$24,353	$283,613	$(24,353)	$700,056
Energy and related sales — net	5,522	—	—	—	5,522

Total revenues	421,965	24,353	283,613	(24,353)	705,578
Costs of products sold	383,690	20,693	245,711	(24,192)	625,902

Gross profit	38,275	3,660	37,902	(161)	79,676
Selling, general and administrative expenses	39,582	1,168	22,767	—	63,517
Gains on dispositions of plant, equipment and timberlands, net	—	(168)	—	—	(168)

Operating income	(1,307)	2,660	15,135	(161)	16,327
Non-operating income (expense)
Interest expense	(11,805)	—	(675)	—	(12,480)
Other income (expense) — net	6,948	2,103	1,155	(13,485)	(3,279)

Total other income (expense)	(4,857)	2,103	480	(13,485)	(15,759)

Income (loss) before income taxes	(6,164)	4,763	15,615	(13,646)	568
Income tax provision (benefit)	(5,893)	1,554	5,359	(181)	839

Net income (loss)	$(271)	$3,209	$10,256	$(13,465)	$(271)

GLATFELTER

Condensed Consolidating Balance Sheet as of
June 30, 2011

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$84,571	$961	$22,764	$—	$108,296
Other current assets	247,111	417,534	243,085	(469,008)	438,722
Plant, equipment and timberlands — net	241,933	6,815	375,050	—	623,798
Other assets	816,150	175,361	101,953	(863,692)	229,772

Total assets	$1,389,765	$600,671	$742,852	$(1,332,700)	$1,400,588

Liabilities and Shareholders’ Equity
Current liabilities	$316,532	$31,483	$352,332	$(469,575)	$230,772
Long-term debt	295,870	—	36,695	—	332,565
Deferred income taxes	76,464	19,494	44,675	(31,867)	108,766
Other long-term liabilities	115,677	13,363	10,689	3,534	143,263

Total liabilities	804,543	64,340	444,391	(497,908)	815,366
Shareholders’ equity	585,222	536,331	298,461	(834,792)	585,222

Total liabilities and shareholders’ equity	$1,389,765	$600,671	$742,852	$(1,332,700)	$1,400,588

Condensed Consolidating Balance Sheet as of
December 31, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$61,953	$91	$33,744	$—	$95,788
Other current assets	230,957	380,986	203,048	(408,089)	406,902
Plant, equipment and timberlands — net	244,157	7,161	356,836	16	608,170
Other assets	773,254	167,877	103,250	(813,494)	230,887

Total assets	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities	$277,343	$3,672	$336,679	$(404,548)	$213,146
Long-term debt	295,529	—	36,695	—	332,224
Deferred income taxes	70,575	14,836	42,204	(32,697)	94,918
Other long-term liabilities	114,432	13,210	9,999	11,376	149,017

Total liabilities	757,879	31,718	425,577	(425,869)	789,305
Shareholders’ equity	552,442	524,397	271,301	(795,698)	552,442

Total liabilities and shareholders’ equity	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

GLATFELTER

Condensed Consolidating Statement of Cash Flows for the six
months ended June 30, 2011

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$38,587	$2,969	$10,057	$(3,300)	$48,313
Investing activities
Purchase of plant, equipment and timberlands	(13,284)	(16)	(14,577)	—	(27,877)
Proceeds from disposal plant, equipment and timberlands	49	3,373	18	—	3,440
Repayments from (advances of) intercompany loans, net	(3,586)	(2,156)	—	5,742	—

Total investing activities	(16,821)	1,201	(14,559)	5,742	(24,437)
Financing activities
Net (repayments of) proceeds from indebtedness	—	—	(798)	—	(798)
Payment of dividends to shareholders	(8,396)	—	—	—	(8,396)
Repurchases of common stock	(4,369)	—	—	—	(4,369)
(Repayments) borrowings of intercompany loans, net	13,500	—	(7,758)	(5,742)	—
Payment of intercompany dividends	—	(3,300)	—	3,300	—
Proceeds from stock options exercised	117	—	—	—	117

Total financing activities	852	(3,300)	(8,556)	(2,442)	(13,446)
Effect of exchange rate on cash	—	—	2,078	—	2,078

Net increase (decrease) in cash	22,618	870	(10,980)	—	12,508
Cash at the beginning of period	61,953	91	33,744	—	95,788

Cash at the end of period	$84,571	$961	$22,764	$—	$108,296

Condensed Consolidating Statement of Cash Flows for the six
months ended June 30, 2010

	Parent		Non	Adjustments/
In thousand	Company	Guarantors	Guarantors	Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(90,129)	$132,713	$40,391	$(300)	$82,675
Investing activities
Purchase of plant, equipment and timberlands	(8,404)	(301)	(6,740)		(15,445)
Proceeds from disposals of plant, equipment and timberlands	—	182	—	—	182
Acquisition of Concert Industries Corp., net of cash acquired	—	—	(229,080)	—	(229,080)
Repayments from (advances of) intercompany loans, net	(1,676)	(132,507)	4,806	129,377	—

Total investing activities	(10,080)	(132,626)	(231,014)	129,377	(244,343)
Financing activities
Net (repayments of) proceeds from indebtedness	76,470	—	2,016	—	78,486
Payment of dividends to shareholders	(8,360)	—	—	—	(8,360)
(Repayments) borrowings of intercompany loans, net	(24,628)	—	154,205	(129,577)	—
Payment of intercompany dividends	—	(500)	—	500	—
Proceeds from stock options exercised and other	110	—	—	—	110

Total financing activities	43,592	(500)	156,221	(129,077)	70,236
Effect of exchange rate on cash	—	—	(1,361)	—	(1,361)

Net increase (decrease) in cash	(56,617)	(413)	(35,763)	—	(92,793)
Cash at the beginning of period	76,970	985	57,465	—	135,420

Cash at the end of period	$20,353	$572	$21,702	$—	$42,627

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

GLATFELTER

RESULTS OF OPERATIONS
Six months ended June 30, 2011 versus the Six
months ended June 30, 2010
     Overview Net income in the first six months of 2011 totaled $19.9 million, or $0.43 per diluted share compared with a net loss of $0.3 million or $0.01 per diluted share for the first six months of 2010. The results of operations for the first half of 2010 include, on an after-tax basis, $10.0 million of expenses directly related to the Concert Industries acquisition completed on February 12, 2010.
     The results of operations from our businesses improved significantly in the period over period comparison. Operating income from our three business units increased, on a pre-tax basis, $13.3 million, or 36.7%, reflecting higher selling prices, stronger demand and efficiency gains. In addition, the 2011 year to date results include a full period of Concert Industries (now operated as the Advanced Airlaid Materials business unit). The favorable market conditions were partially offset by the adverse impact of higher input costs, primarily related to woodpulps, various purchased pulps and energy, as well as costs related to operating difficulties at two facilitities.
     The following table sets forth summarized results of operations:

	Six months ended June 30
In thousands, except per share	2011	2010

Net sales	$794,756	$700,056
Gross profit	97,667	79,676
Operating income	37,781	16,327
Net income (loss)	19,927	(271)
Earnings (loss) per share	0.43	(0.01)

     The consolidated results of operations for the six months ended June 30, 2011 and 2010 include the following significant items:

	After-tax
In thousands, except per share	Gain (loss)	Diluted EPS

2011
Gains on sale of timberlands	$1,650	$0.04
Acquisition and integration costs	(793)	(0.02)
2010
Acquisition and integration costs	$(8,321)	$(0.18)
Foreign currency hedge on acquisition price	(1,673)	(0.04)

     The above items increased earnings by $0.9 million, or $0.02 per diluted share, in the first six months of 2011 and reduced earnings by $10.0 million, or $0.22 per diluted share, in the first six months of 2010.

Business Units

Six months ended June 30					Advanced Airlaid		Other and
In millions	Specialty Papers		Composite Fibers		Materials		Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$437.2	$416.4	$231.6	$203.5	$126.0	$80.1	$—	$—	$794.8	$700.1
Energy and related sales, net	5.0	5.5	—	—	—	—	—	—	5.0	5.5

Total revenue	442.2	422.0	231.6	203.5	126.0	80.1	—	—	799.8	705.6
Cost of products sold	393.9	376.6	190.6	170.2	115.0	75.4	2.6	3.8	702.1	625.9

Gross profit	48.3	45.4	41.0	33.3	11.0	4.7	(2.6)	(3.8)	97.7	79.7
SG&A	26.2	26.7	19.4	18.1	5.5	2.6	12.0	16.1	63.1	63.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(3.2)	(0.2)	(3.2)	(0.2)

Total operating income (loss)	22.1	18.7	21.6	15.2	5.5	2.2	(11.5)	(19.7)	37.8	16.3
Other non-operating income (expense)	—	—	—	—	—	—	(12.8)	(15.8)	(12.9)	(15.8)

Income (loss) before income taxes	$22.1	$18.7	$21.6	$15.2	$5.5	$2.2	$(24.3)	$(35.5)	$24.9	$0.6

Supplementary Data
Net tons sold	390.5	381.0	45.8	44.3	43.8	31.2	—	—	480.2	456.5
Depreciation, depletion and amortization	$17.5	$17.3	$12.5	$11.9	$4.3	$3.0	$—	$—	$34.3	$32.2
Capital expenditures	13.3	8.7	10.5	3.2	4.1	3.5	—	—	27.9	15.4

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
     Management evaluates results of operations of the business units before pension income or expense (other than service costs), alternative fuel mixture credits, charges related to the Fox River environmental reserves, acquisition and integration related costs, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that our performance is evaluated internally and by the Company’s Board of Directors.
Sales and Costs of Products Sold

	Six months ended
	June 30
In thousands	2011	2010	Change

Net sales	$794,756	$700,056	$94,700
Energy and related sales — net	5,047	5,522	(475)

Total revenues	799,803	705,578	94,225
Costs of products sold	702,136	625,902	76,234

Gross profit	$97,667	$79,676	$17,991

Gross profit as a percent of Net sales	12.3%	11.4%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended
	June 30
Percent of Total	2011	2010

Business Unit
Specialty Papers	55.0%	59.5%
Composite Fibers	29.1	29.1
Advanced Airlaid Material	15.9	11.4

Total	100.0%	100.0%

     Net sales for the first six months of 2011 were $794.8 million, a 13.5% increase compared with the same period of 2010, reflecting higher selling prices, improved demand and a full six months for our Advanced Airlaid Materials business unit.
     In the Specialty Papers business unit, net sales increased $20.7 million due to a $17.9 million benefit from higher selling prices, together with a 2.5% increase in shipping volumes.
     Specialty Papers’ operating income increased $3.4 million primarily reflecting the benefits of higher selling prices, a $1.6 million insurance recovery related to a third-quarter 2010 press roll failure and operating efficiencies. These factors more than offset a $13.5 million adverse impact from higher raw material and energy costs and higher maintenance costs associated with the annual mill outages.
     We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for the first six months of 2011 and 2010:

In thousands	2011	2010	Change

Energy sales	$5,816	$7,670	$(1,854)
Costs to produce	(4,956)	(5,261)	305

Net	860	2,409	(1,549)
Renewable energy credits	4,187	3,113	1,074

Total	$5,047	$5,522	$(475)

     Prior to March 31, 2010, all energy sales were made pursuant to a long-term contract that expired at the end of the first quarter 2010. We continue to sell power but at market rates, which have been significantly below the expired contract rate.
     Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an emerging and illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent additional sales of RECs in future periods.

GLATFELTER

     In Composite Fibers, net sales in the first half of 2011 were $231.6 million, an increase of $28.1 million, or 13.8%, from the same period a year ago. The increase reflects a $7.5 million benefit from higher selling prices and a 3.6% increase in shipping volumes. The translation of foreign currencies favorably impacted net sales by $10.7 million. The improvement in Composite Fibers’ net sales reflects strengthening demand in most of its product lines.
     Composite Fibers’ operating income increased by $6.4 million, or 42.4%, in the period to period comparison. The improvement was driven by higher selling prices as well as improved operating rates, efficiency gains related to continuous improvement initiatives and the impact of increased shipping volumes. The combination of these factors more than offset the $8.5 million negative impact of higher input costs, primarily related to woodpulp and synthetic fibers. Foreign currency translation unfavorably impacted operating income by $0.5 million.
     In Advanced Airlaid Materials, net sales were $126.0 million, an increase of $45.9 million, largely due to including a full period’s results in 2011. The results for 2010 were included prospectively from the February 12, 2010 acquisition date. Higher selling prices benefited the comparison by $8.5 million but were substantially offset by higher input costs. Operating income increased $3.3 million primarily due to higher volumes shipped, improved operating efficiencies and a benefit in the comparison of a non-recurring $1.4 million charge in 2010 to cost of products sold for the write up of acquired inventory to fair value. Foreign currency translation unfavorably impacted operating income by $0.2 million.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended
	June 30
In thousands	2011	2010	Change

Recorded as:
Costs of products sold	$3,264	$3,591	$(327)
SG&A expense	771	1,146	(375)

Total	$4,035	$4,737	$(702)

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors.
     Other and Unallocated The amount of net expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $11.5 million in the first six months of 2011 compared with net expenses of $19.7 million in the year earlier period. The change was primarily due to $10.0 million of acquisition and integration costs included in 2010 associated with the February 2010 Concert Industries acquisition (now Advanced Airlaid Materials) and $3.2 million of gains on dispositions of plant, equipment and timberlands in the first six months of 2011. Excluding these items, other and unallocated net operating expenses increased $5.0 million primarily due to higher professional services fees. Gains on dispositions of plant, equipment and timberlands were primarily related to the sale of timberlands, from which cash proceeds totaled $3.4 million.
     Non-operating income (expense) as presented in the Business Unit Performance table includes $12.8 million of interest expense for the first half of 2011, an increase of $0.4 million in the comparison primarily due to the $100.0 million in bonds issued in February 2010 being outstanding for full six months in 2011 compared with five months in the first half of 2010.
     In the first six months of 2010, non-operating income (expense) included a $3.4 million loss associated with forward foreign currency contracts that hedged the Canadian dollar purchase price of the Concert Industries acquisition.

GLATFELTER

     Income taxes For the first six months of 2011, we recorded a provision for income taxes of $5.0 million on $24.9 million of pretax income. The provision for taxes includes a net $2.9 million income tax benefit realized with the resolution of certain foreign tax audits, partially offset by adjustments to the carrying value of deferred taxes in connection with changes in state tax laws. In 2010, we recorded a provision for income taxes of $0.8 million on $0.6 million of pretax income. The lower tax provision in 2010 was primarily due to $13.8 million of acquisition and integration costs incurred in the first half of 2010.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first six months of 2011, Euro functional currency operations generated approximately 28.9% of our sales and 27.2% of operating expenses and British Pound Sterling operations represented 7.9% of net sales and 7.6% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on the first six months of 2011 reported results compared to the first six months 2010:

Six months
In thousands	ended June 30
Favorable
(unfavorable)
Net sales	$14,559
Costs of products sold	(13,769)
SG&A expenses	(1,300)
Income taxes and other	(262)

Net income	$(772)

     The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

Three months ended June 30, 2011 versus the
Three months ended June 30, 2010
     Overview Net income in the second quarter of 2011 totaled $2.5 million, or $0.05 per diluted share compared with $0.1 million or $0.00 per diluted share for the second quarter of 2010.
     The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2011	2010

Net sales	$397,985	$362,781
Gross profit	37,500	35,460
Operating income	6,209	6,781
Net income	2,501	103
Earnings per share	0.05	0.00

     The consolidated results of operations for the three months ended June 30, 2011 and 2010 include the following significant items:

	After-tax	Diluted EPS
In thousands, except per share	Gain (loss)

2011
Acquisition and integration costs	$(518)	$(0.01)
2010
Acquisition and integration costs	$(1,318)	$(0.03)
Foreign currency hedge on acquisition price	403	0.01
Timberland sales	99	—
     The above items reduced earnings in the second quarter of 2011 by $0.5 million, or $0.01 per diluted share and reduced earnings by $0.8 million, or $0.02 per diluted share, in the second quarter of 2010.

Business Units

Three months ended June 30					Advanced Airlaid		Other and
In millions	Specialty Papers		Composite Fibers		Materials		Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010

Net sales	$216.7	$208.7	$116.4	$102.0	$64.9	$52.0	$—	$—	$398.0	$362.8
Energy and related sales, net	2.1	1.9	—	—	—	—	—	—	2.1	1.9

Total revenue	218.8	210.6	116.4	102.0	64.9	52.0	—	—	400.0	364.7
Cost of products sold	206.5	194.9	97.6	84.1	58.3	48.5	0.1	1.8	362.5	329.2

Gross profit	12.2	15.7	18.8	17.9	6.6	3.6	(0.1)	(1.8)	37.5	35.5
SG&A	12.3	13.0	9.6	9.0	2.8	1.6	6.6	5.2	31.3	28.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(0.2)	—	(0.2)

Total operating income (loss)	(0.1)	2.7	9.3	8.9	3.7	1.9	(6.7)	(6.8)	6.2	6.8
Other non-operating income (expense)	—	—	—	—	—	—	(6.6)	(6.3)	(6.6)	(6.3)

Income (loss) before income taxes	$(0.1)	$2.7	$9.3	$8.9	$3.7	$1.9	$(13.3)	$(13.1)	$(0.4)	$0.5

Supplementary Data
Net tons sold	191.8	187.8	22.9	23.0	22.3	20.1	—	—	237.0	230.9
Depreciation, depletion and amortization	$8.9	$8.7	$6.4	$5.8	$2.1	$1.9	$—	$—	$17.4	$16.4
Capital expenditures	9.4	5.7	6.6	1.7	3.7	1.9	—	—	19.8	9.3

The mathematical accuracy of certain amounts set forth above may be impacted by the rounding of the individual line items.
GLATFELTER

Sales and Costs of Products Sold

	Three months ended
	June 30
In thousands	2011	2010	Change

Net sales	$397,985	$362,781	$35,204
Energy and related sales — net	2,060	1,915	145

Total revenues	400,045	364,696	35,349
Costs of products sold	362,545	329,236	33,309

Gross profit	$37,500	$35,460	$2,040

Gross profit as a percent of Net sales	9.4%	9.8%

     The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended
	June 30
Percent of Total	2011	2010

Business Unit
Specialty Papers	54.5%	57.5%
Composite Fibers	29.2	28.1
Advanced Airlaid Material	16.3	14.4

Total	100.0%	100.0%

     Net sales for the second quarter of 2011 were $398.0 million, a 9.7% increase compared with the second quarter of 2010, benefits of higher selling prices, favorable currency translation and strong demand.
     On a year-over-year basis, Specialty Papers’ net sales increased $8.0 million primarily due to a $7.4 million benefit of higher selling prices and a 2.1% increase in shipping volumes.
     During the second quarters of 2011 and 2010, we completed annually scheduled maintenance outages at our Chillicothe, OH and Spring Grove, PA facilities. These maintenance outages adversely impacted operating income by $20.6 million in the second quarter of 2011, compared with $19.6 million in the same quarter a year ago.
     Specialty Papers’ 2011 second-quarter operating results decreased $2.8 million primarily due to the unfavorable impact of higher raw material, fuel and energy costs which totaled $6.5 million and higher maintenance and other operating costs that, together, more than offset the impact of higher selling prices and shipping volumes.
     The following table summarizes sales of excess power and related items for the second quarters of 2011 and 2010:

In thousands	2011	2010	Change

Energy sales	$2,924	$3,067	$(143)
Costs to produce	(2,479)	(2,649)	170

Net	445	418	27
Renewable energy credits	1,615	1,497	118

Total	$2,060	$1,915	$145

     Composite Fibers’ net sales increased $14.4 million, or 14.1% reflecting a $3.6 million benefit from higher selling prices and $10.8 million from foreign currency translation. The mix of products sold was favorable as growth in tea and coffee products offset weaker demand for metallized products.
     Composite Fibers’ second-quarter 2011 operating income increased 3.8% or $0.4 million. The benefit from higher selling prices was more than offset by $4.9 million of higher raw material and energy costs, primarily related to fiber prices. Foreign currency translation benefited operating income by $0.1 million.
     Advanced Airlaid Materials’ net sales increased $12.9 million, or 24.7% reflecting a $3.9 million benefit from higher selling prices and $4.7 million from foreign currency translation. Net sales also benefitted from a 10.8% increase in shipments. Foreign currency translation benefited operating income by $0.3 million.
     Operating income was $3.7 million in the second-quarter 2011, nearly doubling results from the second quarter of 2010. During the second quarter, selling price increases slightly outpaced higher input costs of $3.5 million. In addition, this unit’s overall performance benefited from previously outlined improvement initiatives including supply chain synergies, waste reduction and higher machine output.
     Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended
	June 30
In thousands	2011	2010	Change

Recorded as:
Costs of products sold	$1,189	$1,698	$(509)
SG&A expense	452	653	(201)

Total	$1,641	$2,351	$(710)

     The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors.

GLATFELTER

     Other and Unallocated The amount of net expenses not allocated to a business unit and reported as “Other and Unallocated” in the Company’s table of Business Unit Financial Information totaled $6.7 million in the second quarter of 2011 compared with expenses of $6.8 million in the second quarter of 2010.
     Income taxes In the second quarter of 2011, we recorded a $2.9 million income tax benefit on a pretax loss of $0.4 million. The benefit was primarily due to the resolution of certain foreign tax audits, partially offset by adjustments to the carrying value of deferred taxes in connection with changes in state tax laws.
     Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the second quarter of 2011, Euro functional currency operations generated approximately 29.2% of our sales and 26.9% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.2% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.
     The table below summarizes the effect from foreign currency translation on second quarter 2011 reported results compared to the second quarter 2010:

Three months
In thousands	ended June 30
Favorable
(unfavorable)

Net sales	$15,059
Costs of products sold	(13,304)
SG&A expenses	(1,288)
Income taxes and other	(332)

Net income	$135

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
LIQUIDITY AND CAPITAL RESOURCES
     Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. The following table summarizes cash flow information for each of the years presented:

	Six months ended
	June 30
In thousands	2011	2010

Cash and cash equivalents at beginning of period	$95,788	$135,420
Cash provided by (used for)
Operating activities	48,313	82,675
Investing activities	(24,437)	(244,343)
Financing activities	(13,446)	70,236
Effect of exchange rate changes on cash	2,078	(1,361)

Net cash provided (used)	12,508	(92,793)

Cash and cash equivalents at end of period	$108,296	$42,627

     As of June 30, 2011, we had $108.3 million in cash and cash equivalents and $220.5 million available under our revolving credit agreement.
     Operating cash flow was $34.4 million lower in the first six months of 2011 compared with the same period of 2010. The first half of 2011 benefited from the collection of a $17.8 million tax refund related to cellulosic biofuel credits while 2010 benefited from the collection of a $54.9 million tax refund related to alternative fuel mixture credits. The benefit in 2010 was partially offset by the use of cash for acquisition and integration related costs. We typically generate a greater amount of operating cash flow during the second half of the year and we expect this pattern to hold true this year as well.
     Net cash used by investing activities totaled $244.3 million in the first six months of 2010 reflecting the Concert acquisition. Capital expenditures totaled $27.9 million and $15.4 million in the first six months of 2011 and 2010, respectively, and are expected to be approximately $60 million to $65 million for 2011.
     Net cash used by financing activities in 2011 primarily reflects dividend payments and cash used to repurchase shares of common stock. Net cash provided by financing activities totaled $70.2 million in the first six months of 2010, reflecting increased borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par.

GLATFELTER

     During the first six months of 2011 and 2010 cash dividends paid on common stock totaled $8.4 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.
     In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock. Although we intend to make these repurchases over the next 12 months, the timing and actual number of shares repurchased will depend on a variety of factors including the market price of our stock, regulatory, legal and contractual requirements, and other market factors. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The following table summarizes share repurchases made under this program through June 30, 2011:

	shares	(thousands)

Authorized amount	—	$50,000
Repurchases	318,608	(4,682)

Remaining authorization		$45,318

     The following table sets forth our outstanding long-term indebtedness:

	June 30,	Dec. 31,
In thousands	2011	2010

Revolving credit facility, due May 2014	$—	$—
7 1/8% Notes, due May 2016	200,000	200,000
7 1/8% Notes, due May 2016 - net of original issue discount	95,870	95,529
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,565	332,224
Less current portion	—	—

Long-term debt, net of current portion	$332,565	$332,224

     The significant terms of the debt obligations are set forth in Item 1 — Financial Statements — Note 11. Although we do not have immediate intentions to make use of our credit facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.
     We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 — Financial Statements — Note 16 for a summary of significant environmental matters.
     We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 — Financial Statements — Note 16, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.
     Our credit agreement contains a number of customary compliance covenants. A breach of these requirements would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7?% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of June 30, 2011, we were not aware of any breach of any such requirements.
     Off-Balance-Sheet Arrangements As of June 30, 2011 and December 31, 2010, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 — Financial Statements.

GLATFELTER

     Outlook For Specialty Papers, we expect shipping volumes in the third quarter of 2011 to be approximately 5% ahead of the second quarter of 2011 levels and selling prices are expected to increase at a faster pace than input costs. During the second quarter the business completed its annual maintenance outages at a cost of $20.6 million and during the current quarter the business will complete normal third quarter maintenance outages with an estimated cost of $2.5 million.
     For Composite Fibers, we anticipate shipping volumes to be approximately five percent higher than the second quarter including shipments of tea and coffee products increasing approximately ten percent. Selling prices for the third quarter are expected to be in-line with the second quarter with input costs rising moderately.
     Shipping volumes for the Advanced Airlaid Materials business unit in the third quarter of 2011 are expected to increase by approximately 5% compared with the second quarter. Selling prices and input costs are expected to be largely in-line with the second quarter levels.
     During the third quarter of 2011, we will record a $2.0 million one-time settlement charge on a pre-tax basis related to a non-qualified pension plan.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2011
Dollars in thousands	2011	2012	2013	2014	2015	Carrying Value	Fair Value

Long-term debt
Average principal outstanding
At fixed interest rates — Bond (1)	$300,000	$300,000	$300,000	$300,000	$300,000	$295,870	$305,500
At variable interest rates	36,695	36,695	1,407	—	—	36,695	37,650

						$332,565	$343,150

Weighted-average interest rate
On fixed rate debt — Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	1.66	1.66	1.66

The amounts represent average face amount of bonds outstanding. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. The carrying value set forth above is net of unamortized original issue discount.

The table above presents average principal outstanding of our long-term debt and related interest rates for the next five years. The amounts set forth above for fixed rate bonds represent the coupon rate. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2011, we had long-term debt outstanding of $332.6 million, of which $36.7 million or 11.0% was at variable interest rates.
     Variable-rate debt outstanding represents a cash collateralized borrowing incurred in connection with the 2007 installment timberland sale that accrues interest based on six month LIBOR plus a margin. At June 30, 2011, the weighted average interest rate paid on variable rate debt was 1.66%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.
     We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2011, Euro functional currency operations generated approximately 28.9% of our sales and 27.2% of operating expenses and British Pound Sterling operations represented 7.9% of net sales and 7.6% of operating expenses.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.
     Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

PART II
ITEM 6. EXHIBITS
     The following exhibits are filed herewith or incorporated by reference as indicated.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Furnished herewith.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
August 5, 2011	By	/s/ David C. Elder
David C. Elder
Vice President and Corporate Controller

GLATFELTER

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer, filed herewith.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 — Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Furnished herewith.
GLATFELTER