Form 10-Q
period 2011-09-30
GLATFELTER P H CO
filed 2011-11-09
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

from             to

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, P. H. Glatfelter Company had 43,614,880 shares of common stock outstanding.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2011

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2011	2010	2011	2010
Net sales	$416,493	$379,097	$1,211,249	$1,079,153
Energy and related sales – net	2,840	3,312	7,887	8,834

Total revenues	419,333	382,409	1,219,136	1,087,987
Costs of products sold	364,417	326,669	1,066,553	952,571

Gross profit	54,916	55,740	152,583	135,416
Selling, general and administrative expenses	31,430	27,782	94,520	91,299
Gains on dispositions of plant, equipment and timberlands, net	(698)	(150)	(3,902)	(318)

Operating income	24,184	28,108	61,965	44,435
Other non-operating income (expense)
Interest expense	(6,456)	(6,565)	(19,377)	(19,045)
Interest income	134	232	491	570
Other – net	(137)	(251)	(405)	(3,868)

Total other non-operating expense	(6,459)	(6,584)	(19,291)	(22,343)

Income (loss) before income taxes	17,725	21,524	42,674	22,092
Income tax provision (benefit)	4,699	(17,913)	9,721	(17,074)

Net income (loss)	$13,026	$39,437	$32,953	$39,166

Earnings (loss) per share
Basic	$0.29	$0.86	$0.72	$0.85
Diluted	0.28	0.85	0.71	0.85
Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27
Weighted average shares outstanding
Basic	45,299	45,950	45,813	45,898
Diluted	45,839	46,286	46,341	46,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLATFELTER

9.30.11 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

In thousands	September 30 2011	December 31 2010
Assets
Current assets
Cash and cash equivalents	$98,251	$95,788
Accounts receivable – net	156,925	141,208
Inventories	208,010	201,077
Prepaid expenses and other current assets	52,847	64,617

Total current assets	516,033	502,690
Plant, equipment and timberlands – net	606,048	608,170
Other assets	227,946	230,887

Total assets	$1,350,027	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$—	$798
Accounts payable	103,386	98,594
Dividends payable	4,033	4,190
Environmental liabilities	250	248
Other current liabilities	100,941	109,316

Total current liabilities	208,610	213,146
Long-term debt	332,741	332,224
Deferred income taxes	104,754	94,918
Other long-term liabilities	145,300	149,017

Total liabilities	791,405	789,305
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	50,553	48,145
Retained earnings	769,986	749,453
Accumulated other comprehensive loss	(112,524)	(121,247)

	708,559	676,895
Less cost of common stock in treasury	(149,937)	(124,453)

Total shareholders’ equity	558,622	552,442

Total liabilities and shareholders’ equity	$1,350,027	$1,341,747

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLATFELTER

9.30.11 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2011	2010
Operating activities
Net income (loss)	$32,953	$39,166
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	51,779	48,802
Amortization of debt issue costs and original issue discount	2,001	2,098
Pension expense, net of unfunded benefits paid	7,671	6,422
Deferred income tax provision (benefit)	13,111	(12,755)
Gains on dispositions of plant, equipment and timberlands, net	(3,902)	(318)
Share-based compensation	4,301	4,333
Cellulosic biofuel and alternative fuel mixture credits	17,833	54,880
Change in operating assets and liabilities
Accounts receivable	(16,292)	(18,606)
Inventories	(7,136)	1,358
Prepaid expenses and other current assets	(9,654)	(19,012)
Accounts payable	4,932	20,731
Accruals and other current liabilities	(7,630)	(5,893)
Other	(8,831)	2,174

Net cash provided by operating activities	81,136	123,380
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(44,642)	(23,269)
Proceeds from disposals of plant, equipment and timberlands, net	4,442	333
Acquisition of Concert Industries Corp., net of cash acquired	—	(229,080)

Net cash used by investing activities	(40,200)	(252,016)
Financing activities
Proceeds from $100 million 7 1/8% note offering, net of original issue discount	—	95,000
Payments of note offering and credit facility costs	—	(5,297)
Net borrowings repayments of short term debt	(798)	(2,979)
Repayment of 2011 Term Loan	—	(14,000)
Payments of dividends	(12,578)	(12,556)
Repurchase of common stock	(26,251)	—
Proceeds from stock options exercised and other	132	147

Net cash provided (used) by financing activities	(39,495)	60,315
Effect of exchange rate changes on cash	1,022	(3,766)

Net increase (decrease) in cash and cash equivalents	2,463	(72,087)
Cash and cash equivalents at the beginning of period	95,788	135,420

Cash and cash equivalents at the end of period	$98,251	$63,333

Supplemental cash flow information
Cash paid (received) for
Interest	$11,818	$11,788
Income taxes	(9,447)	(43,004)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLATFELTER

9.30.11 Form 10-Q

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

Concert manufactures highly absorbent cellulose based airlaid non-woven materials used in products such as feminine hygiene and adult incontinence products, pre-moistened cleaning wipes, food pads, napkins, tablecloths, and baby wipes. The acquisition of Concert affords us the opportunity to grow with our customers who are the industry leaders in feminine hygiene and adult incontinence products. We believe that our acquisition of Concert provides us with an industry-leading global business that sells highly specialized, engineered fiber-based materials to niche markets with substantial barriers to entry.

GLATFELTER

9.30.11 Form 10-Q

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

The following summarizes the impact of the adjustments recorded since the original estimated purchase price allocation together with the final purchase price allocation:

In thousands	As originally presented	Cumulative Adjustments	Final
Assets
Cash	$2,792	$—	$2,792
Accounts receivable	24,703	(583)	24,120
Inventory	28,034	—	28,034
Prepaid and other current assets	5,941	(1,316)	4,625
Plant, equipment and timberlands	177,253	9,101	186,354
Intangible assets	3,138	1,902	5,040
Deferred tax assets and other assets	20,738	(5,830)	14,908

Total	262,599	3,274	265,873
Liabilities
Accounts payable and accrued expenses	25,322	611	25,933
Deferred tax liabilities	1,267	4,069	5,336
Other long term liabilities	212	3,310	3,522

Total	26,801	7,990	34,791

Total purchase price	$235,798	$(4,716)	$231,082

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

During the first nine months of 2010, we incurred legal, professional and advisory costs directly related to the Concert acquisition totaling $7.2 million. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $3.1 million through September 30, 2010. The unamortized fees are recorded in the accompanying consolidated balance sheet under the caption “Other assets.”

In addition, in connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash and resulted in a $3.4 million loss, net of realized currency translation gains, which is presented under the caption “Other-net” in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2010.

Our results of operations for the first nine months of 2010 include the results of Concert prospectively from the February 12, 2010 date of acquisition. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Net sales and operating income of Concert included in our consolidated results of operations totaled $58.0 million and $1.2 million, respectively, for the third quarter of 2010. Net sales and operating income were $138.1 million and $3.4 million, respectively, for the first nine months of 2010.

GLATFELTER

9.30.11 Form 10-Q

The table below summarizes unaudited pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2010:

In thousands, except per share	Nine months ended September 30, 2010
Pro forma
Net sales	$1,104,802
Net income	51,036
Earnings per share	1.10

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

4.	GAINS (LOSSES) ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

Sales of timberlands and other assets in the first nine months of 2011 and 2010 are summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2011
Timberlands	942	$3,821	$3,575
Other	n/a	621	327

		$4,442	$3,902
2010
Timberlands	71	$182	$168
Other	n/a	151	150

		$333	$318

Gains on sales of timberlands in the third quarter of 2011 totaled $417,000.

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended September 30
In thousands, except per share	2011	2010
Net income	$13,026	$39,437

Weighted average common shares outstanding used in basic EPS	45,299	45,950
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	540	336

Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,839	46,286

Earnings per share
Basic	$0.29	$0.86
Diluted	0.28	0.85

	Nine months ended September 30
In thousands, except per share	2011	2010
Net income	$32,953	$39,166

Weighted average common shares outstanding used in basic EPS	45,813	45,898
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	528	432

Weighted average common shares outstanding and common share equivalents used in diluted EPS	46,341	46,330

Earnings per share
Basic	$0.72	$0.85
Diluted	0.71	0.85

The following table sets forth the number of potential common shares that have been excluded from the computation of diluted earnings per share for the indicated period due to their anti-dilutive nature.

	2011	2010
Three months ended September 30	613,900	1,531,675
Nine months ended September 30	1,090,621	1,519,175

6.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

GLATFELTER

9.30.11 Form 10-Q

As of September 30, 2011 and December 31, 2010, we had $33.7 million and $38.7 million, respectively, of gross unrecognized tax benefits. If such benefits were to be recognized as of September 30, 2011, approximately $33.7 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. The majority of the reduction in unrecognized tax benefits is due to benefits recorded in connection with the favorable resolution of a German tax audit.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2008 - 2010	N/A
State	2005 - 2010	2004 & 2006-2008
Canada (1)	2006 - 2010	2006 - 2009
Germany (1)	2007 - 2010	2004 - 2009
France	2007 - 2010	N/A
United Kingdom	2007 - 2010	N/A
Philippines	2010	2009

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $3.2 million. Substantially all of this range relates to tax positions taken in the U.S. and in the United Kingdom.

We recognize interest and penalties related to uncertain tax positions as income tax expense. During the first nine months of 2011, we recognized a net reduction of interest expense of $1.8 million, the majority of which was in connection with the favorable settlement of a German tax audit. Interest expense recognized in both the third quarter of 2011 and 2010 was $0.2 million. As of September 30, 2011, accrued interest payable was $2.0 million, and as of

December 31, 2010, accrued interest payable was $3.8 million. We did not record any penalties associated with uncertain tax positions during the third quarters of 2011 or 2010.

Cellulosic Biofuel Production Credit In March 2010, our application to be registered as a cellulosic biofuel producer was approved by the Internal Revenue Service. The U.S. Internal Revenue Code provided a non refundable tax credit equal to $1.01 per gallon for taxpayers that produced cellulosic biofuel. In a memorandum dated June 28, 2010, the Internal Revenue Service issued guidance concluding that black liquor sold or used before January 1, 2010, qualified for the cellulosic biofuel producer credit (“CBPC”) and no further certification of eligibility was needed.

In connection with the filing of our 2009 income tax return, we claimed $23.1 million, net of taxes, of CBPC which was recognized in the third quarter of 2010. The CBPC claimed was attributable to black liquor produced and burned from January 1, 2009 through February 20, 2009, the date we began mixing black liquor and diesel fuel to qualify for alternative fuel mixture credits.

7.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSA”) Awards of RSU and PSA are made under our LTIP. The RSUs vest based solely on the passage of time, generally on a graded scale over a three, four, and five-year period. PSAs were issued in March 2011 to members of senior management and cliff vest December 31, 2013, assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than target depending on our actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock.

GLATFELTER

9.30.11 Form 10-Q

The following table summarizes RSU activity during the first nine months of the indicated periods:

Units	2011	2010
Beginning balance	579,801	564,037
Granted	245,454	202,589
Forfeited	(12,539)	(19,953)
Restriction lapsed/shares delivered	(14,490)	(31,323)

Ending balance	798,226	715,350

The 2011 grant includes 96,410 PSAs. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	September 30
In thousands	2011	2010
Three months ended	$534	$436
Nine months ended	1,541	1,274

Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2011		2010
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at Jan. 1,	2,061,877	$12.28	1,762,020	$11.84
Granted	345,290	12.56	455,050	13.81
Exercised	—		—	—
Canceled/forfeited	(102,970)	12.55	(64,420)	11.71

Outstanding at Sept. 30,	2,304,197	$12.31	2,152,650	$13.04

SOSAR Grants
Weighted average grant date fair value per share	$4.09		$4.67
Aggregate grant date fair value (in thousands)	$1,412		$2,117
Black-Scholes Assumptions
Dividend yield	2.87%		2.60%
Risk free rate of return	2.55%		2.51%
Volatility	41.91%		42.32%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2011	2010
Three months ended	$357	$486
Nine months ended	1,237	1,671
8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended September 30
In thousands	2011	2010
Pension Benefits
Service cost	$2,492	$2,415
Interest cost	6,109	5,897
Expected return on plan assets	(10,454)	(10,046)
Amortization of prior service cost	642	614
Amortization of unrecognized loss	3,313	3,314

Subtotal	2,102	2,194
One-time settlement charge	1,987	—

Net periodic benefit cost	$4,089	$2,194

Other Benefits
Service cost	$726	$730
Interest cost	704	843
Expected return on plan assets	(130)	(134)
Amortization of prior service cost	(305)	(305)
Amortization of unrecognized loss	220	385

Net periodic benefit cost	$1,215	$1,519

	Nine months ended September 30
In thousands	2011	2010
Pension Benefits
Service cost	$7,435	$7,108
Interest cost	18,206	17,950
Expected return on plan assets	(31,368)	(30,190)
Amortization of prior service cost	1,925	1,845
Amortization of unrecognized loss	9,939	10,218

Subtotal	6,137	6,931
One-time settlement charge	1,987	—

Net periodic benefit cost	$8,124	$6,931

Other Benefits
Service cost	$2,179	$2,189
Interest cost	2,112	2,528
Expected return on plan assets	(390)	(403)
Amortization of prior service cost	(916)	(917)
Amortization of unrecognized loss	661	1,154

Net periodic benefit cost	$3,646	$4,551

In the third quarter of 2011 we recognized a $2.0 million, one-time pension settlement charge in connection with the retirement of our former chief executive officer at the end of 2010 and the lump-sum distribution of accrued pension benefits due to him in July 2011.

In millions	Sept. 30, 2011	Dec. 31, 2010
Pension Plan Assets
Fair value of plan assets at end of period	$471.1	$526.4

GLATFELTER

9.30.11 Form 10-Q

9.	COMPREHENSIVE INCOME

The following table sets forth comprehensive income and its components:

	Three months ended September 30
In thousands	2011	2010
Net income	$13,026	$39,437
Foreign currency translation adjustments	(17,379)	22,887
Deferred gains on cash flow hedges, net of tax	668	—
Amortization of unrecognized retirement obligations, net of tax	2,475	2,409

Comprehensive income (loss)	$(1,210)	$64,733

	Nine months ended September 30
In thousands	2011	2010
Net income	$32,953	$39,166
Foreign currency translation adjustments	889	(11,922)
Deferred gains on cash flow hedges, net of tax	684	—
Amortization of unrecognized retirement obligations, net of tax	7,150	7,496

Comprehensive income	$41,676	$34,740

10.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	Sept. 30, 2011	Dec. 31, 2010
Raw materials	$62,401	$52,538
In-process and finished	89,688	94,118
Supplies	55,921	54,421

Total	$208,010	$201,077

11.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	Sept. 30, 2011	Dec. 31, 2010
Revolving credit facility, due May 2014	$—	$—
7 1/8% Notes, due May 2016	200,000	200,000
7 1/8% Notes, due May 2016 - net of original issue discount	96,046	95,529
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,741	332,224
Less current portion	—	—

Long-term debt, net of current portion	$332,741	$332,224

Our revolving credit facility is a four-year, $225 million, multi-currency, agreement with a consortium of banks. The agreement matures May 31, 2014 and replaced and terminated our old revolving credit agreement which was due to mature April 2011. At September 30, 2011, $220.5 million was available for borrowing under this facility.

For all US dollar denominated borrowings under the revolving credit agreement, the interest rate is either, at our option, (a) the bank’s base rate plus an applicable margin (the base rate is the greater of the bank’s prime rate, the federal funds rate plus 50 basis points, or the daily LIBOR rate plus 100 basis points); or (b) daily LIBOR rate plus an applicable margin ranging from 175 basis points to 275 basis points according to our corporate credit rating determined by S&P and Moody’s. For non-US dollar denominated borrowings, interest is based on (b) above.

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

On February 5, 2010, we issued an additional $100 million in aggregate principal amount of 7 1/8% Notes due 2016 (together with the April 28, 2006 offering, the “Senior Notes”). The notes were issued at 95.0% of the principal amount. Net proceeds from this offering of $92.2 million after deducting offering fees and expenses, were used to fund, in part, the Concert acquisition. The original issue discount is being accreted as a charge to income on the effective interest method.

Interest on the Senior Notes accrues at the rate of 7 1/8% per annum and is payable semiannually in arrears on May 1 and November 1.

The Senior Notes contain cross default provisions that could result in all such notes becoming due and

GLATFELTER

9.30.11 Form 10-Q

payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement that accelerates the debt outstanding thereunder. As of September 30, 2011, we were not aware of any violations of our debt covenants.

In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable is fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan is secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The 2008 Term Loan bears interest at a six month reserve adjusted LIBOR rate plus a margin rate of 1.20% per annum. Interest on the 2008 Term Loan is payable semiannually. The principal amount of the 2008 Term Loan is due on January 15, 2013, but GPW Virginia may prepay the 2008 Term Loan at any time, in whole or in part, without premium or penalty. During the nine months ended September 30, 2011, GPW Virginia received aggregate interest income of $0.7 million under the Glawson note receivable and the Company Note and, in turn, incurred interest expense of $0.4 million under the 2008 Term Loan.

Under terms of the above transaction, minimum credit ratings must be maintained by the bank issuing the letter of credit. If the bank does not maintain the minimum rating, an “event of default” is deemed to have occurred under the debt instrument governing the 2008 Term Loan unless actions are taken to cure such default within 60 days from the date such credit rating falls below the specified minimum. Potential remedial actions include: (i) amending the terms of the debt agreement; (ii) replacement of the letter of credit with a letter of credit from an appropriately rated institution; or (iii) requiring repayment of the Glawson note receivable and, in turn repaying the 2008 Term Loan.

On October 7, 2011, the credit rating of the financial institution that issued the letter of credit behind the Glawson Note fell below the required minimum level. We are in the process of evaluating options available to us in response to this development.

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands
2011	$—
2012	—
2013	36,695
2014	—
2015	—
Thereafter	300,000

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of September 30, 2011 and December 31, 2010, we had $4.5 million and $5.4 million, respectively, of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

12.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million representing the estimated fair value of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by filling the lagoons, and installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to an upward revision in 2009, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis over the expected closure period. Following is a summary of activity recorded during the first nine months of 2011 and 2010:

In thousands	2011	2010
Balance at January 1,	$9,717	$11,292
Accretion	388	457
Payments	(1,018)	(1,008)

Balance at September 30,	$9,087	$10,741

Of the total liability at September 30, 2011, $1.5 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities”

GLATFELTER

9.30.11 Form 10-Q

and $7.6 million is recorded under the caption “Other long-term liabilities.”

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	Sept. 30, 2011		Dec. 31, 2010
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$296,046	$306,125	$295,529	$304,115
Variable rate debt	36,695	37,861	36,695	37,780

Total	$332,741	$343,986	$332,224	$341,895

As of September 30, 2011, and December 31, 2010, we had $300.0 million of 7 1/8% fixed rate debt, $100.0 million of which was recorded net of unamortized original issue discount. These bonds were sold in publicly registered transactions, but are thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics. The fair value of the remaining debt instrument was estimated using a discounted cash flow model based on independent sources. The fair value of financial derivatives is set forth below in Note 14.

14.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.”

Derivatives Designated as Hedging Instruments - Cash Flow Hedges In June 2011, we began to use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the EUR-USD exchange rate on certain forecasted raw material purchases expected to be made over a maximum of twelve months. Currency forward contracts involve fixing the EUR-USD exchange rate for delivery of a specified amount of foreign currency on a specified date.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

in thousands	Sept. 30, 2011	Dec 31, 2010
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	13,234	—

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying statement of operations under the caption “Other – net.”

in thousands	Sept. 30, 2011	Dec. 31, 2010
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	€36,000	€57,000
Euro / British Pound	—	3,000
Philippine peso / U.S. dollar	PHP247,000	PHP247,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

9.30.11 Form 10-Q

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

In thousands	Sept. 30, 2011	Dec. 31, 2010	Sept. 30, 2011	Dec. 31, 2010
Balance sheet caption	Prepaid and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$922	$—	$—	$—
Not designated as hedging:
Forward foreign currency exchange contracts	417	—	(136)	(581)

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated income statement where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2011	2010	2011	2010
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$26	$—	$26	$—
Ineffective portion – other – net	106	—	107	—
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	3,366	(9,486)	(2,476)	(5,524)

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item. However, the amounts reported for 2010 include a $3.4 million loss on a series of forward foreign currency contracts to hedge the Concert acquisition’s Canadian dollar purchase price recorded in the accompanying consolidated statement of income as non-operating income (expense) under the caption “Other-net.”

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using readily available foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the consolidated balance sheet under the caption “Prepaid and other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”

A rollforward of fair value amounts, pre-tax, recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2011	2010
Balance at January 1,	$—	$—
Deferred gains on cash flow hedges	$975	—
Reclassified to earnings	(26)	—

Balance at September 30,	$949	$—

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

GLATFELTER

9.30.11 Form 10-Q

15.	SHARE REPURCHASES

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock. We intend to make these repurchases in accordance with applicable securities regulations. The timing and actual number of shares repurchased, if any, will depend on a variety of factors including the market price of the company’s common stock, regulatory, legal and contractual requirements, and other market factors. The program expires in April 2012, does not obligate us to repurchase any particular amount of common stock, and may be modified or suspended at any time at the Board’s discretion. The following table summarizes share repurchases made under this program:

	shares	(thousands)
Authorized amount	—	$50,000
Repurchases	1,998,834	(27,464	)(1)

Remaining authorization		$22,536

(1)	Amounts reflect trades entered into through September 30, 2011. Cash spent on settled transactions totaled $26.3 million.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Fox River - Neenah, Wisconsin

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

GLATFELTER

9.30.11 Form 10-Q

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

Government Action. On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the “Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which approximates $17 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5. On March 29, 2011, the United States filed a motion for a preliminary injunction against NCR and API to require NCR and API to implement work in 2011 at a rate described as “full-scale sediment remediation.” On July 5, 2011, that motion was denied; in the course of that ruling, the court found that the governments were not likely to show that API was liable under CERCLA at all. The governments have since filed a renewed motion against NCR alone, which was again denied. The United States has now sought to begin active litigation of this case against the recipients of the UAO other than Georgia-Pacific (which has settled), including us.

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

Settlements. Certain parties have resolved their liability to the United States affording them contribution protection. These settlements are embodied in consent decrees. Notably, we entered into the OU1 CD. Also, in a case captioned United States v. George A. Whiting Paper Co., the district court entered two consent decrees under which 13 de minimis defendants in the Whiting Litigation settled with the United States and Wisconsin. The Court of Appeals for the Seventh Circuit denied an appeal of these settlements by NCR and API on May 4, 2011. Further, Georgia-Pacific Consumer Products LP, has entered into a consent decree resolving its liability for NRDs and a separate consent decree in the Government Action that resolves all of its liabilities except for the downstream portion of the OU4 remedy. Finally, the United States has lodged a consent decree that would resolve the liability of itself and two municipalities and has moved for entry of that decree. We oppose entry of that consent decree, which the district court must approve.

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

GLATFELTER

9.30.11 Form 10-Q

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

We also filed counterclaims against NCR and API to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Site. Other defendants have similar claims. On February 28, 2011, the district court granted our summary judgment motions on those counterclaims in part and denied them in part. The court granted a declaration that NCR and API are liable to us (and to others) in contribution for 100% of any costs of response (that is, clean up) that we may be required to pay for work in OU2-5 in the future. The court requires further proceedings to decide whether or to what extent NCR and API owe contribution to us and others for costs that we and others incurred in the past and costs that we and others incurred in connection with OU1. On September 30, 2011, the court clarified its ruling with respect to NRDs and natural resource damage assessment costs, holding that NCR and API owe full contribution to us (and others) for NRDs or natural resource damage assessment costs that we have paid or may be required to pay in the future. On April 12, 2011, the court set the remaining issues on our pending counterclaims under the Superfund statute for trial beginning February 21, 2012, at the conclusion of which we expect the court to determine the precise amounts due us on our counterclaims with respect to costs and damages we have already paid.

Reserves for the Site. As of September 30, 2011, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.6 million. Of our total reserve for the Fox River, $0.3 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

GLATFELTER

9.30.11 Form 10-Q

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

Other Information. The Governments have published studies estimating the amount of PCBs discharged by each identified PRP’s facility to the lower Fox River and Green Bay. These reports estimate the Neenah Facility’s share of the mass of PCBs discharged to be as high as 27%. We do not believe the discharge mass estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the PCB mass estimates contained in the studies are based on assumptions that are unsupported by existing data on the Site. We believe that the Neenah Facility’s absolute and relative contribution of PCB mass is significantly lower than the estimates set forth in these studies.

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

GLATFELTER

9.30.11 Form 10-Q

17.	SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the periods indicated:

Three months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$225.4	$217.3	$124.9	$103.7	$66.2	$58.0	$—	$—	$416.5	$379.1
Energy and related sales, net	2.8	3.3	—	—	—	—	—	—	2.8	3.3

Total revenue	228.2	220.6	$124.9	103.7	$66.2	58.0	—	—	419.3	382.4
Cost of products sold	198.6	184.3	104.6	85.6	59.2	54.9	2.0	1.8	364.4	326.7

Gross profit	29.6	36.3	20.3	18.2	7.0	3.1	(2.0)	(1.8)	54.9	55.7
SG&A	12.6	13.4	10.2	8.5	2.9	1.9	5.7	4.1	31.4	27.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.7)	(0.2)	(0.7)	(0.2)

Total operating income (loss)	17.0	22.9	10.1	9.7	4.1	1.2	(7.0)	(5.7)	24.2	28.1
Other non-operating income (expense)	—	—	—	—	—	—	(6.5)	(6.6)	(6.5)	(6.6)

Income (loss) before income taxes	$17.0	$22.9	$10.1	$9.7	$4.1	$1.2	$(13.4)	$(12.3)	$17.7	$21.5

Supplementary Data
Net tons sold	199.6	195.4	24.1	22.8	23.1	22.1	—	—	246.7	240.3
Depreciation, depletion and amortization	$9.2	$8.9	$6.2	$5.7	$2.1	$2.0	$—	$—	$17.5	$16.6
Capital expenditures	6.7	5.1	5.7	2.7	4.3	—	—	—	16.8	7.8

Nine months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$662.6	$633.8	$356.5	$307.2	$192.2	$138.1	$—	$—	$1,211.2	$1,079.2
Energy and related sales, net	7.9	8.8	—	—	—	—	—	—	7.9	8.8

Total revenue	670.5	642.6	356.5	307.2	192.2	138.1	—	—	1,219.1	1,088.0
Cost of products sold	592.5	560.9	295.1	255.8	174.3	130.4	4.6	5.6	1,066.6	952.6

Gross profit	78.0	81.7	61.3	51.5	17.9	7.8	(4.6)	(5.6)	152.6	135.4
SG&A	38.9	40.1	29.6	26.6	8.3	4.4	17.7	20.2	94.5	91.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—		—	(3.9)	(0.3)	(3.9)	(0.3)

Total operating income (loss)	39.1	41.6	31.7	24.9	9.6	3.4	(18.4)	(25.4)	62.0	44.4
Other non-operating income (expense)	—	—	—	—	—	—	(19.3)	(22.3)	(19.3)	(22.3)

Income (loss) before income taxes	$39.1	$41.6	$31.7	$24.9	$9.6	$3.4	$(37.7)	$(47.8)	$42.7	$22.1

Supplementary Data
Net tons sold	590.1	576.3	70.0	67.1	66.9	53.2	—	—	726.9	696.6
Depreciation, depletion and amortization	$26.7	$26.2	$18.7	$17.6	$6.4	$5.0	$—	$—	$51.8	$48.8
Capital expenditures	20.0	13.8	16.2	6.0	8.4	3.5	—	—	44.6	23.3

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

GLATFELTER

9.30.11 Form 10-Q

18.	GUARANTOR FINANCIAL STATEMENTS

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

Correction to classification of Condensed Consolidating Statement of Cash Flows – For the presentation of the condensed consolidating statement of cash flows for the nine months ended September 30, 2010 included herein, we have corrected the classification of certain intercompany financing transactions to correctly classify $170 million of intercompany capital transfers between the Parent Company and wholly-owned guarantor and non-guarantor subsidiaries which were made in connection with the Concert acquisition. For the Parent Company the correction reclassified the transfers from operating cash activities to investing activities made by the Parent to the Guarantors of $146 million and to the non-Guarantors of $24 million. Similar reclassifications were made to the Guarantors and non-Guarantors amounts to reflect the receipt of this capital contribution as a financing activity. This reclassification had no effect on the total cash flows of the Parent, Guarantors, or non Guarantors, or on the reported amounts of cash flows for any period presented in our accompanying consolidated statement of cash flows.

Condensed Consolidating Statement of Income for the

three months ended September 30, 2011

In thousand	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$225,410	$13,060	$191,083	$(13,060)	$416,493
Energy and related sales – net	2,840	—	—	—	2,840

Total revenues	228,250	13,060	191,083	(13,060)	419,333
Costs of products sold	201,649	11,949	163,900	(13,081)	364,417

Gross profit	26,601	1,111	27,183	21	54,916
Selling, general and administrative expenses	17,661	646	13,123	—	31,430
Gains on dispositions of plant, equipment and timberlands, net	(276)	(417)	(5)	—	(698)

Operating income	9,216	882	14,065	21	24,184
Other non-operating income (expense)
Interest expense	(6,247)	—	(209)	—	(6,456)
Other income (expense) – net	10,557	1,898	(867)	(11,591)	(3)

Total other non-operating income (expense)	4,310	1,898	(1,076)	(11,591)	(6,459)

Income (loss) before income taxes	13,526	2,780	12,989	(11,570)	17,725
Income tax provision (benefit)	500	979	3,213	7	4,699

Net income (loss)	$13,026	$1,801	$9,776	$(11,577)	$13,026

Condensed Consolidating Statement of Income for the

three months ended September 30, 2010

In thousand	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$217,335	$13,086	$161,762	$(13,086)	$379,097
Energy and related sales – net	3,312	—	—	—	3,312

Total revenues	220,647	13,086	161,762	(13,086)	382,409
Costs of products sold	187,526	11,579	140,643	(13,079)	326,669

Gross profit	33,121	1,507	21,119	(7)	55,740
Selling, general and administrative expenses	16,506	591	10,685	—	27,782
Gains on dispositions of plant, equipment and timberlands, net	(123)	—	(27)	—	(150)

Operating income	16,738	916	10,461	(7)	28,108
Other non-operating income (expense)
Interest expense	(6,254)	—	(311)	—	(6,565)
Other income (expense) – net	9,143	2,063	(1,268)	(9,957)	(19)

Total other non-operating income (expense)	2,889	2,063	(1,579)	(9,957)	(6,584)

Income (loss) before income taxes	19,627	2,979	8,882	(9,964)	21,524
Income tax provision (benefit)	(19,810)	492	1,585	(180)	(17,913)

Net income (loss)	$39,437	$2,487	$7,297	$(9,784)	$39,437

GLATFELTER

9.30.11 Form 10-Q

Condensed Consolidating Statement of Income for the nine

months ended September 30, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$662,572	$37,878	$548,677	$(37,878)	$1,211,249
Energy and related sales – net	7,887	—	—	—	7,887

Total revenues	670,459	37,878	548,677	(37,878)	1,219,136
Costs of products sold	601,185	34,691	468,756	(38,079)	1,066,553

Gross profit	69,274	3,187	79,921	201	152,583
Selling, general and administrative expenses	53,671	1,893	38,956	—	94,520
Gains on dispositions of plant, equipment and timberlands, net	(318)	(3,575)	(9)	—	(3,902)

Operating income	15,921	4,869	40,974	201	61,965
Non-operating income (expense)
Interest expense	(18,728)	—	(649)	—	(19,377)
Other income (expense) – net	36,285	5,892	(3,805)	(38,286)	86

Total other income (expense)	17,557	5,892	(4,454)	(38,286)	(19,291)

Income (loss) before income taxes	33,478	10,761	36,520	(38,085)	42,674
Income tax provision (benefit)	525	4,111	6,251	(1,166)	9,721

Net income (loss)	$32,953	$6,650	$30,269	$(36,919)	$32,953

Condensed Consolidating Statement of Income for the nine

months ended September 30, 2010

In thousand	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$633,778	$37,440	$445,375	$(37,440)	$1,079,153
Energy and related sales – net	8,834	—	—	—	8,834

Total revenues	642,612	37,440	445,375	(37,440)	1,087,987
Costs of products sold	571,217	32,272	386,354	(37,272)	952,571

Gross profit	71,395	5,168	59,021	(168)	135,416
Selling, general and administrative expenses	56,088	1,759	33,452	—	91,299
Gains on dispositions of plant, equipment and timberlands, net	(123)	(168)	(27)	—	(318)

Operating income	15,430	3,577	25,596	(168)	44,435
Non-operating income (expense)
Interest expense	(18,059)	—	(986)	—	(19,045)
Other income (expense) – net	16,093	4,166	(114)	(23,443)	(3,298)

Total other income (expense)	(1,966)	4,166	(1,100)	(23,443)	(22,343)

Income (loss) before income taxes	13,464	7,743	24,496	(23,611)	22,092
Income tax provision (benefit)	(25,702)	2,046	6,944	(362)	(17,074)

Net income (loss)	$39,166	$5,697	$17,552	$(23,249)	$39,166

GLATFELTER

9.30.11 Form 10-Q

Condensed Consolidating Balance Sheet as of

September 30, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$69,837	$890	$27,524	$—	$98,251
Other current assets	257,575	428,146	234,044	(501,983)	417,782
Plant, equipment and timberlands – net	239,143	6,689	360,216	—	606,048
Other assets	814,039	167,410	99,132	(852,635)	227,946

Total assets	$1,380,594	$603,135	$720,916	$(1,354,618)	$1,350,027

Liabilities and Shareholders’ Equity
Current liabilities	$327,089	$45,994	$335,285	$(499,758)	$208,610
Long-term debt	296,046	—	36,695	—	332,741
Deferred income taxes	80,948	17,445	41,365	(35,004)	104,754
Other long-term liabilities	117,889	13,365	10,332	3,714	145,300

Total liabilities	821,972	76,804	423,677	(531,048)	791,405
Shareholders’ equity	558,622	526,331	297,239	(823,570)	558,622

Total liabilities and shareholders’ equity	$1,380,594	$603,135	$720,916	$(1,354,618)	$1,350,027

Condensed Consolidating Balance Sheet as of

December 31, 2010

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$61,953	$91	$33,744	$—	$95,788
Other current assets	230,957	380,986	203,048	(408,089)	406,902
Plant, equipment and timberlands – net	244,157	7,161	356,836	16	608,170
Other assets	773,254	167,877	103,250	(813,494)	230,887

Total assets	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities	$277,343	$3,672	$336,679	$(404,548)	$213,146
Long-term debt	295,529	—	36,695	—	332,224
Deferred income taxes	70,575	14,836	42,204	(32,697)	94,918
Other long-term liabilities	114,432	13,210	9,999	11,376	149,017

Total liabilities	757,879	31,718	425,577	(425,869)	789,305
Shareholders’ equity	552,442	524,397	271,301	(795,698)	552,442

Total liabilities and shareholders’ equity	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

GLATFELTER

9.30.11 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$78,151	$(29,590)	$35,875	$(3,300)	$81,136
Investing activities
Purchase of plant, equipment and timberlands	(19,985)	(65)	(24,592)	—	(44,642)
Proceeds from disposal plant, equipment and timberlands	597	3,821	24	—	4,442
Repayments from (advances of) intercompany loans, net	(10,133)	29,933	—	(19,800)	—

Total investing activities	(29,521)	33,689	(24,568)	(19,800)	(40,200)
Financing activities
Net (repayments of) proceeds from indebtedness	—	—	(798)	—	(798)
Payment of dividends to shareholders	(12,578)	—	—	—	(12,578)
Repurchases of common stock	(26,251)	—	—	—	(26,251)
(Repayments) borrowings of intercompany loans, net	(2,050)	—	(17,750)	19,800	—
Payment of intercompany dividends	—	(3,300)	—	3,300	—
Proceeds from stock options exercised	132	—	—	—	132

Total financing activities	(40,747)	(3,300)	(18,548)	23,100	(39,495)
Effect of exchange rate on cash	—	—	1,022	—	1,022

Net increase (decrease) in cash	7,883	799	(6,219)	—	2,463
Cash at the beginning of period	61,953	91	33,744	—	95,788

Cash at the end of period	$69,836	$890	$27,525	$—	$98,251

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2010

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$102,951	$(10,044)	$31,243	$(770)	$123,380
Investing activities
Purchase of plant, equipment and timberlands	(13,297)	(518)	(9,454)	—	(23,269)
Proceeds from disposal plant, equipment and timberlands	124	182	27	—	333
Repayments from (advances of) intercompany loans, net	(8,049)	(134,715)	5,393	137,371	—
Intercompany capital contributed	(170,520)	(24,995)	—	195,515	—
Acquisition of Concert Industries Corp., net of cash acquired	—	—	(229,080)	—	(229,080)

Total investing activities	(191,742)	(160,046)	(233,114)	332,886	(252,016)
Financing activities
Net (repayments of) proceeds from indebtedness	75,703	—	(2,979)	—	72,724
Payment of dividends to shareholders	(12,556)	—	—	—	(12,556)
(Repayments) borrowings of intercompany loans, net	(19,265)	(200)	156,836	(137,371)	—
Intercompany capital received	—	170,520	24,995	(195,515)	—
Proceeds from stock options and other	147	—	—	—	147
Payment of intercompany dividends	—	(770)	—	770	—

Total financing activities	44,029	169,550	178,852	(332,116)	60,315
Effect of exchange rate on cash	—	—	(3,766)	—	(3,766)

Net decrease in cash	(44,762)	(540)	(26,785)	—	(72,087)
Cash at the beginning of period	76,970	985	57,465	—	135,420

Cash at the end of period	$32,208	$445	$30,680	$—	$63,333

GLATFELTER

9.30.11 Form 10-Q

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, market pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

x.	geopolitical events, including war and terrorism;

xi.	possible disruptions in our business as a result of natural disasters in and around Japan;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xv.	adverse results in litigation;

xvi.	our ability to finance, consummate and integrate acquisitions; and

xvii.	the cost, and successful design and construction, of the Composite Fibers expansion project.

Introduction We manufacture, both domestically and internationally, a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

i)	Specialty Papers with revenues earned from the sale of carbonless papers and forms, book publishing, envelope & converting papers, and fiber-based engineered products;

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

GLATFELTER

9.30.11 Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2011 versus the Nine months ended September 30, 2010

Overview Net income in the first nine months of 2011 totaled $33.0 million, or $0.71 per diluted share compared with $39.2 million or $0.85 per diluted share for the first nine months of 2010. The consolidated results of operations for the nine months ended September 30, 2011 and 2010 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2011
Gains on sale of timberlands	$1,895	$0.04
Acquisition and integration costs	(793)	(0.02)
2010
Cellulosic biofuel/alternative fuel mixture credit	$23,100	$0.50
Acquisition and integration costs	(8,728)	(0.18)
Foreign currency hedge on acquisition price	(1,673)	(0.04)

The above items increased earnings by $1.1 million, or $0.02 per diluted share, in the first nine months of 2011 and by $12.7 million, or $0.28 per diluted share, in the first nine months of 2010.

The results of operations from our core businesses improved in the comparison of the first nine months of 2011 to the same period of 2010. Operating income from our three business units increased, on a pre-tax basis, $10.5 million, or 15.0%, reflecting improved selling prices, stronger demand and efficiency gains. In addition, the 2011 year to date results includes a full period of Concert Industries (now operated as the Advanced Airlaid Materials business unit). The favorable market conditions were partially offset by the adverse impact of higher input costs, primarily related to woodpulps, various purchased pulps and energy, as well as costs related to operating difficulties at certain of our facilities.

The following table sets forth summarized results of operations:

	Nine months ended September 30
In thousands, except per share	2011	2010
Net sales	$1,211,249	$1,079,153
Gross profit	152,583	135,416
Operating income	61,965	44,435
Net income (loss)	32,953	39,166
Earnings (loss) per share	0.71	0.85

Business Units

Nine months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$662.6	$633.8	$356.5	$307.2	$192.2	$138.1	$—	$—	$1,211.2	$1,079.2
Energy and related sales, net	7.9	8.8	—	—	—	—	—	—	7.9	8.8

Total revenue	670.5	642.6	356.5	307.2	192.2	138.1	—	—	1,219.1	1,088.0
Cost of products sold	592.5	560.9	295.1	255.8	174.3	130.4	4.6	5.6	1,066.6	952.6

Gross profit	78.0	81.7	61.3	51.5	17.9	7.8	(4.6)	(5.6)	152.6	135.4
SG&A	38.9	40.1	29.6	26.6	8.3	4.4	17.7	20.2	94.5	91.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—		—	(3.9)	(0.3)	(3.9)	(0.3)

Total operating income (loss)	39.1	41.6	31.7	24.9	9.6	3.4	(18.4)	(25.4)	62.0	44.4
Other non-operating income (expense)	—	—	—	—	—	—	(19.3)	(22.3)	(19.3)	(22.3)

Income (loss) before income taxes	$39.1	$41.6	$31.7	$24.9	$9.6	$3.4	$(37.7)	$(47.8)	$42.7	$22.1

Supplementary Data
Net tons sold	590.1	576.3	70.0	67.1	66.9	53.2	—	—	726.9	696.6
Depreciation, depletion and amortization	$26.7	$26.2	$18.7	$17.6	$6.4	$5.0	$—	$—	$51.8	$48.8
Capital expenditures	20.0	13.8	16.2	6.0	8.4	3.5	—	—	44.6	23.3

The mathematical accuracy of certain amounts set forth above may be impacted by the rounding of the individual line items.

GLATFELTER

9.30.11 Form 10-Q

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

Management evaluates results of operations of the business units before pension income or expense, cellulosic biofuel and alternative fuel mixture credits, charges related to the Fox River environmental reserves, acquisition and integration related costs, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that our performance is evaluated internally and by the Company’s Board of Directors.

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2011	2010	Change
Net sales	$1,211,249	$1,079,153	$132,096
Energy and related sales – net	7,887	8,834	(947)

Total revenues	1,219,136	1,087,987	131,149
Costs of products sold	1,066,553	952,571	113,982

Gross profit	$152,583	$135,416	$17,167

Gross profit as a percent of Net sales	12.6%	12.5%

Net sales for the first nine months of 2011 were $1,211.2 million, a 12.2% increase compared with the same period of 2010, reflecting higher selling prices, improved demand and a full nine months for our Advanced Airlaid Materials business unit in 2011 compared with seven and one-half months in 2010.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2011	2010
Business Unit
Specialty Papers	54.7%	58.7%
Composite Fibers	29.4	28.5
Advanced Airlaid Material	15.9	12.8

Total	100.0%	100.0%

In the Specialty Papers business unit, net sales increased $28.8 million due to a $22.5 million benefit from higher selling prices and a 2.4% increase in shipping volumes.

Specialty Papers’ operating income declined slightly in the comparison as the adverse impact of rising input costs outweighed benefits of higher selling prices. In addition, net energy related sales were $0.9 million lower in 2011.

We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for the first nine months of 2011 and 2010:

In thousands	2011	2010	Change
Energy sales	$9,056	$11,520	$(2,464)
Costs to produce	(7,311)	(7,912)	601

Net	1,745	3,608	(1,863)
Renewable energy credits	6,142	5,226	916

Total	$7,887	$8,834	$(947)

Prior to March 31, 2010, all energy sales were made pursuant to a long-term contract that expired at the end of the first quarter 2010. We continue to sell power but at market rates which have been significantly below the expired contract rate.

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

GLATFELTER

9.30.11 Form 10-Q

In Composite Fibers, net sales in the first nine months of 2011 totaled $356.5 million, an increase of $49.3 million, or 16.0%, from the same period a year ago. The increase reflects a $10.2 million benefit from higher selling prices and a 4.3% increase in shipping volumes. The translation of foreign currencies favorably impacted net sales by $18.4 million. The improvement in Composite Fibers’ net sales reflects strengthening demand particularly in the single-serve coffee and tea paper markets.

Composite Fibers’ operating income increased by $6.8 million, or 27.3%, in the period to period comparison. The improvement was driven by higher selling prices as well as improved operating rates, efficiency gains related to continuous improvement initiatives and the impact of increased shipping volumes. The combination of these factors more than offset the $12.3 million negative impact of higher input costs, primarily related to woodpulp and synthetic fibers and energy. Foreign currency translation unfavorably impacted operating income by $0.4 million.

In Advanced Airlaid Materials, net sales were $192.2 million, an increase of $54.1 million, largely due to including a full period’s results in 2011, higher selling prices and increased demand. The results for 2010 were included prospectively from the February 12, 2010 acquisition date. Higher selling prices benefited the comparison by $11.4 million but were substantially offset by higher input costs. Operating income increased $6.3 million primarily due to higher volumes shipped, improved operating efficiencies and a benefit in the comparison of a non-recurring $1.4 million charge in 2010 to cost of products sold for the write up of acquired inventory to fair value. Foreign currency translation unfavorably impacted operating income by $0.2 million.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended September 30
In thousands	2011	2010	Change
Recorded as:
Costs of products sold	$4,975	$5,294	$(319)
SG&A expense	3,149	1,637	1,512

Total	$8,124	$6,931	$1,193

The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors.

Other and Unallocated The amount of net expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $18.4 million in the first nine months of 2011 compared with $25.4 million in the year earlier period. The following table summarizes this information adjusting for significant unusual items primarily related to the 2010 Concert Industries acquisition.

	Nine months ended September 30
In millions	2011	2010	Change
Net operating expenses	$18.4	$25.4	$(7.0)
Less:
Pension expense	8.1	6.9	1.2
Acquisition and integration costs	1.1	10.4	(9.3)
Gains on dispositions	(3.9)	(0.3)	(3.6)

	$13.1	$8.4	$4.7

The $4.7 million increase in expenses in the above analysis was primarily due to higher professional service fees and pension expense. Gains on dispositions of plant, equipment and timberlands were primarily related to the sale of timberlands, from which cash proceeds totaled $3.8 million.

In the first nine months of 2010, non-operating income (expense) included a $3.4 million loss associated with forward foreign currency contracts that hedged the Canadian dollar purchase price of the Concert Industries acquisition.

GLATFELTER

9.30.11 Form 10-Q

Income taxes For the first nine months of 2011, we recorded a provision for income taxes of $9.7 million on $42.7 million of pretax income. The provision for taxes includes a net $3.2 million income tax benefit realized with the resolution of certain foreign tax audits, U.S. federal statute closure, partially offset by adjustments to the carrying value of deferred taxes in connection with changes in state tax laws. In 2010, we recorded a benefit from income taxes of $17.1 million on $22.0 million of pretax income. The benefit in 2010 reflects $23.1 million of cellulosic biofuel credits.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the first nine months of 2011, approximately 28.9% of our sales and 27.3% of operating expenses were generated by Euro functional currency operations and 7.8% of net sales and 7.5% of operating expenses were generated by British Pound Sterling operations. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on the first nine months of 2011 reported results compared to the first nine months 2010:

In thousands	Nine months ended Sept. 30
Favorable (unfavorable)
Net sales	$24,649
Costs of products sold	(23,071)
SG&A expenses	(2,195)
Income taxes and other	(338)

Net income	$(955)

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

9.30.11 Form 10-Q

Three months ended September 30, 2011 versus the Three months ended September 30, 2010

Overview Net income in the third quarter of 2011 totaled $13.0 million, or $0.28 per diluted share compared with $39.4 million or $0.85 per diluted share for the third quarter of 2010. The consolidated results of operations for the three months ended September 30, 2011 and 2010 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2011
Gains on sale of timberlands	$245	$0.01
2010
Cellulosic biofuel/alternative fuel mixture credit	$23,100	$0.50
Acquisition and integration costs	(407)	(0.01)

The above items increased earnings in the third quarter of 2011 by $0.2 million, or $0.01 per diluted share and by $22.7 million, or $0.49 per diluted share, in the third quarter of 2010.

The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2011	2010
Net sales	$416,493	$379,097
Gross profit	54,916	55,740
Operating income	24,184	28,108
Net income	13,026	39,437
Earnings per share	0.28	0.85

Business Units

Three months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$225.4	$217.3	$124.9	$103.7	$66.2	$58.0	$—	$—	$416.5	$379.1
Energy and related sales, net	2.8	3.3	—	—	—	—	—	—	2.8	3.3

Total revenue	228.2	220.6	$124.9	103.7	$66.2	58.0	—	—	419.3	382.4
Cost of products sold	198.6	184.3	104.6	85.6	59.2	54.9	2.0	1.8	364.4	326.7

Gross profit	29.6	36.3	20.3	18.2	7.0	3.1	(2.0)	(1.8)	54.9	55.7
SG&A	12.6	13.4	10.2	8.5	2.9	1.9	5.7	4.1	31.4	27.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.7)	(0.2)	(0.7)	(0.2)

Total operating income (loss)	17.0	22.9	10.1	9.7	4.1	1.2	(7.0)	(5.7)	24.2	28.1
Other non-operating income (expense)	—	—	—	—	—	—	(6.5)	(6.6)	(6.5)	(6.6)

Income (loss) before income taxes	$17.0	$22.9	$10.1	$9.7	$4.1	$1.2	$(13.4)	$(12.3)	$17.7	$21.5

Supplementary Data
Net tons sold	199.6	195.4	24.1	22.8	23.1	22.1	—	—	246.7	240.3
Depreciation, depletion and amortization	$9.2	$8.9	$6.2	$5.7	$2.1	$2.0	$—	$—	$17.5	$16.6
Capital expenditures	6.7	5.1	5.7	2.7	4.3	—	—	—	16.8	7.8

The mathematical accuracy of certain amounts set forth above may be impacted by the rounding of the individual line items.

GLATFELTER

9.30.11 Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2011	2010	Change
Net sales	$416,493	$379,097	$37,396
Energy and related sales – net	2,840	3,312	(472)

Total revenues	419,333	382,409	36,924
Costs of products sold	364,417	326,669	37,748

Gross profit	$54,916	$55,740	$(824)

Gross profit as a percent of Net sales	13.2%	14.7%

Net sales for the third quarter of 2011 were $416.5 million, a 9.9% increase compared with the third quarter of 2010, due to the benefits of higher selling prices, favorable currency translation and stronger demand.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2011	2010
Business Unit
Specialty Papers	54.1%	57.3%
Composite Fibers	30.0	27.4
Advanced Airlaid Material	15.9	15.3

Total	100.0%	100.0%

On a year-over-year basis, Specialty Papers’ net sales increased $8.1 million primarily due to a $4.6 million benefit from higher selling prices and a 2.2% increase in shipping volumes.

Specialty Papers’ 2011 third-quarter operating income declined $5.9 million compared to the 2010 third quarter primarily due to the unfavorable impact of rising input costs outpacing benefits of higher selling prices. Input costs, particularly wood, starch, caustics and energy, increased an aggregate $8.4 million in the year over year comparison. Operations were interrupted during the quarter by tropical storm Lee which caused unplanned downtime and related costs aggregating $1.1 million. In addition, maintenance related costs were higher in the comparison due to spending incurred to improve paper machine reliability.

The following table summarizes sales of excess power and related items for the third quarters of 2011 and 2010:

In thousands	2011	2010	Change
Energy sales	$3,240	$3,850	$(610)
Costs to produce	(2,355)	(2,651)	296

Net	885	1,199	(314)
Renewable energy credits	1,955	2,113	(158)

Total	$2,840	$3,312	$(472)

Composite Fibers’ net sales increased $21.1 million, or 20.4% reflecting a 5.5% increase in volumes shipped led by single serve coffee and tea paper products. In addition, higher average selling prices added $2.7 million and foreign currency translation contributed $7.7 million.

Composite Fibers’ third-quarter 2011 operating income increased 3.7% or $0.4 million. The benefit from higher selling prices was more than offset by $3.8 million of higher raw material and energy costs, primarily related to wood prices. The results include $0.4 million of costs incurred related to initiatives undertaken to expand production capacity to support growing tea and coffee filtration markets. Adjusted to exclude these non-recurring strategic costs, operating income increased 7.3%.

Advanced Airlaid Materials’ net sales increased $8.2 million, or 14.1% reflecting a 4.5% increase in shipping volumes and a $2.9 million benefit from higher selling prices.

Operating income was $4.1 million in the third-quarter 2011, the third consecutive quarter of improvement and more than three-fold improvement from results in the same quarter of 2010. During the third quarter, selling price increases of $2.9 million slightly outpaced higher input costs of $2.4 million. In addition, this unit’s overall performance benefited from previously outlined improvement initiatives including supply chain synergies, waste reduction and higher machine output.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended September 30
In thousands	2011	2010	Change
Recorded as:
Costs of products sold	$1,711	$1,703	$8
SG&A expense	2,378	491	1,887

Total	$4,089	$2,194	$1,895

In the third quarter of 2011, we recorded a $2.0 million, one-time pension settlement charge in connection with the retirement of our former chief executive officer at the end of 2010 and the lump-sum distribution of accrued pension benefits due to him in July 2011.

The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors.

GLATFELTER

9.30.11 Form 10-Q

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the third quarter of 2011, approximately 28.8% of our sales and 27.5% of operating expenses were generated by Euro functional currency operations and 7.5% of net sales and 7.2% of operating expenses were generated by British Pound Sterling operations. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on third quarter 2011 reported results compared to the third quarter 2010:

In thousands	Three months ended Sept. 30
Favorable (unfavorable)
Net sales	$10,399
Costs of products sold	(9,449)
SG&A expenses	(932)
Income taxes and other	(139)

Net income	$(121)

The above table only presents the financial reporting impact of foreign currency translations. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. Liquidity is provided by cash on hand, cash flow from operations and borrowing arrangements. Significant uses of cash include working capital requirements, capacity expansion initiatives, debt service requirements dividends and share repurchases. The following table summarizes cash flow information for each of the years presented:

	Nine months ended September 30
In thousands	2011	2010
Cash and cash equivalents at beginning of period	$95,788	$135,420
Cash provided by (used for)
Operating activities	81,136	123,380
Investing activities	(40,200)	(252,016)
Financing activities	(39,495)	60,315
Effect of exchange rate changes on cash	1,022	(3,766)

Net cash provided (used)	2,463	(72,087)

Cash and cash equivalents at end of period	$98,251	$63,333

As of September 30, 2011, we had $98.3 million in cash and cash equivalents and $220.5 million available under our revolving credit agreement.

Operating cash flow was $42.2 million lower in the first nine months of 2011 compared with the same period of 2010. The decline was due to less cash received from tax credits and working capital uses in the current period. The first nine months of 2011 benefited from the collection of a $17.8 million tax refund related to cellulosic biofuel credits while 2010 benefited from the collection of a $54.9 million tax refund related to alternative fuel mixture credits. The benefit in 2010 was partially offset by the use of cash for acquisition and integration related costs.

Net cash used by investing activities totaled $40.2 million and $252.0 million in the first nine months of 2011 and 2010. The change in the comparison was primarily due to the use of cash in 2010 for the Concert acquisition. Capital expenditures totaled $44.6 million and $23.3 million in the first nine months of 2011 and 2010, respectively, and are expected to be $110 million to $115 million in 2012 including approximately $35 million for the recently announced $50 million capacity expansion plans at our facility in Germany.

Net cash used by financing activities of $39.5 million in 2011 primarily reflects dividend payments and cash used to repurchase shares of common stock. Net cash provided by financing activities totaled $60.3 million in the first nine

GLATFELTER

9.30.11 Form 10-Q

months of 2010, reflecting borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par.

During the first nine months of 2011 and 2010 cash dividends paid on common stock totaled $12.6 million in each period. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock. Although we intend to make these repurchases over the next 12 months, the timing and actual number of shares repurchased will depend on a variety of factors including the market price of our stock, regulatory, legal and contractual requirements, and other market factors. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The following table summarizes share repurchases made under this program through September 30, 2011:

	shares	(thousands)
Authorized amount	—	$50,000
Repurchases	1,998,834	(27,464	)(1)

Remaining authorization		$22,536

(1)	Amounts reflect trades entered into through September 30, 2011. Cash spent on settled transactions totaled $26.3 million.

The following table sets forth our outstanding long-term indebtedness:

In thousands	Sept. 30, 2011	Dec. 31, 2010
Revolving credit facility, due May 2014	$—	$—
7 1/8% Notes, due May 2016	200,000	200,000
7 1/8% Notes, due May 2016 - net of original issue discount	96,046	95,529
Term Loan, due January 2013	36,695	36,695

Total long-term debt	332,741	332,224
Less current portion	—	—

Long-term debt, net of current portion	$332,741	$332,224

The significant terms of the debt obligations are set forth in Item 1 – Financial Statements – Note 11 (“Note 11”). Although we do not have immediate intentions to make use of our credit facility, we believe this agreement, and the banks that are party to it, provides us with ready access to liquidity should we need it.

As more fully described in Note 11, in January 2008, we entered into the 2008 Term Loan, which is secured by, among other things, a $43.1 million note receivable and related letter of credit. Under terms of this transaction, minimum credit ratings must be maintained by the bank issuing the letter of credit (the “credit rating”).

On October 7, 2011, the credit rating fell below the required minimum level. Although we are in the process of evaluating options available to us, it may be necessary for us to repay the 2008 Term Loan and collect the proceeds from the note receivable. We do not expect this will have a material impact on liquidity.

We are subject to loss contingencies resulting from regulation by various federal, state, local and foreign governmental authorities with respect to the environmental impact of mills we operate, or have operated. To comply with environmental laws and regulations, we have incurred substantial capital and operating expenditures in past years. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 – Financial Statements – Note 16 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 16, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Our credit agreement contains a number of customary compliance covenants. A breach of these requirements would give rise to certain remedies under the credit agreement as amended, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility. In addition, the 7 1/8% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity or a default under the credit agreement, that accelerates the debt outstanding thereunder. We were not aware of any breach of any such requirements as of September 30, 2011.

Off-Balance-Sheet Arrangements As of September 30, 2011 and December 31, 2010, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

9.30.11 Form 10-Q

Outlook For Specialty Papers, we expect shipping volumes in the fourth quarter of 2011 to be approximately five percent less than the third quarter reflecting normal seasonality; selling prices are expected to be in line with the third quarter. Input costs are expected to be in line with the third quarter, with the exception of significantly lower purchased pulp prices. We expect full year 2011 operating income for this unit to approximate full year 2010.

For Composite Fibers, we anticipate shipping volumes will be slightly lower in the fourth quarter compared to the 2011 third quarter reflecting seasonality in the metallized papers market. Selling prices and input costs are expected to be largely in line with the third quarter.

Shipping volumes for the Advanced Airlaid Materials business unit in the fourth quarter of 2011 are expected to decline approximately five percent compared to third quarter levels due to normal seasonality. In addition, selling prices and input costs are expected to be largely in-line with the third quarter levels. The benefits from continuous improvement initiatives and efficiency gains should offset the impact of lower volumes

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2011
Dollars in thousands	2011	2012	2013	2014	2015	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond (1)	$300,000	$300,000	$300,000	$300,000	$300,000	$296,046	$306,125
At variable interest rates	36,695	36,695	1,407	—	—	36,695	37,861

						$332,741	$343,986

Weighted-average interest rate
On fixed rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	1.66	1.66	1.66

The amounts represent average face amount of bonds outstanding. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. The carrying value set forth above is net of unamortized original issue discount.

The table above presents average principal outstanding of our long-term debt and related interest rates for the next five years. The amounts set forth above for fixed rate bonds represent the coupon rate. Such amounts include $100.0 million of bonds issued at a 5% original issue discount resulting in an 8.16% yield. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities. Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2011, we had long-term debt outstanding of $332.7 million, of which $36.7 million or 11.0% was at variable interest rates.

Variable-rate debt outstanding represents a cash collateralized borrowing incurred in connection with the 2007 installment timberland sale that accrues interest based on six month LIBOR plus a margin. At September 30, 2011, the weighted average interest rate paid on variable rate debt was 1.66%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.4 million.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2011, approximately 28.9% of our sales and 27.3% of operating expenses were generated by Euro functional currency operations and 7.8% of net sales and 7.5% of operating expenses were generated by British Pound Sterling operations.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. We are in the process, however, of replacing elements of certain information systems at our Canadian facility, a subsidiary acquired in the Concert Industries acquisition, with modules from SAP, our existing enterprise resource planning system.

GLATFELTER

9.30.11 Form 10-Q

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

November 9, 2011

	By	/s/ DAVID C. ELDER
David C. Elder
Vice President and Corporate Controller

GLATFELTER

9.30.11 Form 10-Q

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Furnished herewith.

GLATFELTER

9.30.11 Form 10-Q