Form 10-K
period 2011-10-12
GLATFELTER P H CO
filed 2012-03-09
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                             to

Commission file number 1-03560

P. H. Glatfelter Company

(Exact name of registrant as specified in its charter)

Pennsylvania	23-0628360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
96 South George Street, Suite 520 York, Pennsylvania 17401	(717) 225-4711 (Registrant’s telephone number, including area code)
(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which registered
Common Stock, par value $.01 per share	New York Stock Exchange

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑.

Based on the closing price as of June 30, 2011, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $699.6 million.

Common Stock outstanding on February 29, 2012 totaled 42,622,256 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Proxy Statement to be dated on or about March 29, 2012 (Part III).

P. H. GLATFELTER COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended

December  31, 2011

PART I

We make regular filings with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. These filings are available free of charge on our website, www.glatfelter.com, and the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request to Investor Relations at (717) 225-2724, ir@glatfelter.com, or by mail to Investor Relations, 96 South George Street, Suite 520, York, PA, 17401. In this filing, unless the context indicates otherwise, the terms “we,” “us,” “our,” “the Company,” or “Glatfelter” refer to P. H. Glatfelter Company and subsidiaries.

ITEM 1	BUSINESS

Overview    Glatfelter began operations in 1864, and we believe we are one of the world’s leading manufacturers of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, we own and operate manufacturing facilities located in Pennsylvania, Ohio, Canada, Germany, the United Kingdom, France, and the Philippines.

Products    Our three business units manufacture a wide array of specialty papers and fiber-based engineered materials including:

•

Specialty Papers with revenues from the sale of papers for carbonless and other forms, book publishing, envelopes, and engineered products such as papers for digital imaging, transfer, casting, release, postal, playing card, FDA-compliant food and beverage applications, and other niche specialty applications;

•

Composite Fibers primarily consists of single-serve coffee and tea filtration papers, metallized and self adhesive labeling papers, composite laminates used for decorative furniture and flooring applications, and technical specialties such as battery pasting papers, among others; and

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric-like materials used in feminine hygiene and adult incontinence products, cleaning pads and wipes, food pads, napkins, tablecloths, and baby wipes.

The markets served by the Composite Fibers and Advance Airlaid business units are characterized by attractive growth rates as the result of new and emerging products, changing end-user customer preferences and evolving demographics. Specialty Papers serves more mature market segments, some of which are in decline.

As a result of our strategy to diversify sources of revenue and invest in growth businesses, revenue generated from Composite Fibers and Advanced Airlaid Materials represents an increasingly greater proportion of total revenue. For 2011, these business units comprised 45% of consolidated revenue compared with 30% in 2006.

Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2011	2010	2009
Net sales	$1,603,154	$1,455,331	$1,184,010
Business unit contribution
Specialty Papers	54.6%	57.9%	66.9%
Composite Fibers	29.7	28.8	33.1
Advanced Airlaid Materials	15.7	13.3	–
Total	100.0%	100.0%	100.0%

Our strategies are focused on growing revenues, in part, by leveraging leading positions in key global growth markets including the single-serve coffee and tea markets and the feminine hygiene and adult incontinence markets. To ensure we are best positioned to serve these markets, we have made investments to increase production capacity and service offerings and intend to make additional future investments.

Product innovation is a critical component of our business strategy. During 2011, 2010 and 2009, we invested $11.7 million, $10.4 million and $8.0 million, respectively, in new product development activities. In each of the past three years, in excess of 50% of net sales were generated from products developed, enhanced or improved within the past five years.

Other key elements to our success include margin expansion, driven by cost reduction and continuous improvement initiatives, and the generation of strong and reliable cash flows. The strength of our balance sheet and generation of cash flows has allowed us to pursue strategic actions such as the $50 million investment to expand capacity in Composite Fibers and the $50 million share repurchase program approved and executed in 2011. We have a demonstrated ability to establish leading market positions through the successful acquisition and integration of complementary businesses. Since 2006, we have successfully completed and integrated four acquisitions. Our acquisition strategy complements our long-term strategy of driving growth in our markets.

Glatfelter 2011 Form 10-K        1

Our Business Units    We manage our company as three distinct business units: (i) Specialty Papers (ii) Composite Fibers; and (iii) Advanced Airlaid Materials. Net tons sold by each business unit for the past three years were as follows:

	2011	2010	2009
Specialty Papers	779,647	764,670	738,841
Composite Fibers	93,317	90,350	80,064
Advanced Airlaid Materials	87,951	72,833	–
Total	960,915	927,853	818,905

A discussion of each unit follows:

Specialty Papers    Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card, FDA-compliant food and beverage applications, and other niche specialty applications.

The market segments in which Specialty Papers competes have undergone significant and rapid consolidation over the past several years resulting in fewer producers. This business unit produces both commodity products (comprised of envelopes and certain forms) and higher-value-added specialty products.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2011	2010	2009
Carbonless & forms	$368,582	$359,033	$320,088
Book publishing	166,506	168,155	176,646
Envelope & converting	170,380	157,202	146,812
Engineered products	166,660	155,257	143,490
Other	2,950	2,967	4,879
Total	$875,078	$842,614	$791,915

Although many of the markets served by Specialty Papers are mature and, in many instances, declining, we have been successful at maintaining this unit’s shipments through new product and new business development initiatives while leveraging the flexibility of our operating assets to efficiently respond to changing customer demands. In each of the past seven years, our flexible asset base, new product development capabilities and superior customer service offerings allowed us to outperform the broader uncoated free sheet market in terms of volumes shipped.

We believe we are one of the leading suppliers of carbonless and book publishing papers in the United States. Although the markets for these products are declining, we have been successful in executing our strategy to replace this lost volume with products such as envelope and converting papers, and other value-added specialty products. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and capabilities. While this market is also declining, we have leveraged our customer service capabilities to grow our market share in each of the last three years.

Specialty Papers’ highly technical engineered products include those designed for multiple end uses, such as papers for pressure-sensitive postage stamps, greeting and playing cards, conical cups, digital imaging applications and for release paper applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized for demanding, specialized customer and end-user applications. Some of our products are new and higher growth while others are more mature and further along in the product life cycle. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they typically command higher per ton prices and generally exhibit greater pricing stability relative to commodity grade paper products.

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
784,600	Pulpwood	2,347,000
	Wood- and other pulps	703,300

The pulp mills within this business unit have a combined pulp making capacity of 586,000 tons of bleached pulp per year. The principal raw material used to produce each facility’s pulp is pulpwood, including both hardwoods and softwoods. Pulpwood is obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, New Jersey, New York, West Virginia, Virginia, Kentucky, Ohio and Tennessee. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners. In addition to critical raw materials, the cost to produce Specialty Papers’ products is influenced by energy costs. Although the business unit generates all of its steam needed for production at both facilities and generates more power than it consumes at the Spring Grove, PA facility, it purchases approximately 18% of its electricity needed for the Chillicothe, OH mill. The facilities’ source of fuel is primarily coal and, to a lesser extent, natural gas.

Since becoming a member of PJM Interconnection, a federally regulated regional transmission organization that coordinates the movement and ensures reliability of wholesale electricity in its region, excess electricity generated by Spring Grove is sold to the high-voltage electricity grid. As a member, we are committed to providing capacity to the grid and agree to sell excess power at market prices. Accordingly, our margin earned from energy sales will be subject to market volatility associated with the price at which energy is sold together with volatility in input costs, primarily related to coal.

The Spring Grove facility includes five uncoated paper machines as well as an off-line combi-blade coater and a Specialty Coater (“S-Coater”), which together provide annual production capacity for coated paper of approximately 68,000 tons. Since uncoated paper is used in producing coated paper, this is not additional capacity. The Chillicothe facility operates four paper machines producing uncoated and carbonless paper. Two of the machines have built-in coating capability which along with three additional coaters at the facility provide annual coated capacity of 130,000 tons.

In the carbonless paper market, we compete with Appleton Papers and, to a lesser extent, foreign importers including Fibria Celulose (formerly Votorantim Celulose e Papel) and Asia Pulp and Paper Co. We believe we are one of the leading producers of book publishing papers and compete in these markets with Domtar Corp. and North Pacific Paper (NORPAC), among others. In the envelope sector we compete with International Paper, Domtar Corp., Boise Inc. and Evergreen Packaging, among others. In our Specialty Papers’ engineered products markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We compete with specialty divisions of large companies such as International Paper, Domtar Corp., Boise Inc., NewPage Corp. and Sappi Limited, among others. Service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

To be successful in the market environment in which Specialty Papers operates, our strategy is focused on:

•	employing our new product and new business development capabilities to meet changing customer demands and ensure optimal utilization of capacity;

•	aggressively employing methodologies to manage pressures on margins presented by more mature markets;

•	leveraging our flexible operating platform to optimize product mix by shifting production among facilities to more closely match output with changing demand trends;

•	utilizing ongoing continuous improvement methodologies to ensure operational efficiencies; and

•	maintaining superior customer service.

Composite Fibers    Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products and other applications;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer product applications;

•	Composite Laminates papers used in production of decorative laminates, furniture and flooring applications; and

•	Technical Specialties a diverse line of paper products used in batteries, medical masks and other highly-engineered applications.

We believe this business unit maintains a market leadership position in the single-serve coffee and tea markets, as well as the composite laminates market, and we have the second largest market share globally for metallized products. Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2011	2010	2009
Food & beverage	$284,748	$242,882	$233,899
Metallized	95,276	88,753	81,388
Composite laminates	53,334	50,801	46,442
Technical specialties and other	42,671	36,781	30,366
Total	$476,029	$419,217	$392,095

Glatfelter 2011 Form 10-K        3

We believe many of the market segments served by Composite Fibers, particularly single-serve coffee and tea, present attractive growth opportunities by capitalizing on evolving consumer preferences, expanding into new emerging geographic markets and by gaining market share through quality product and service offerings. Many of this unit’s papers are technically sophisticated and most, except for metallized papers, are extremely lightweight and require specialized fibers. Our engineering capabilities, specifically designed papermaking equipment, use of specialized fibers and customer orientation position us well to compete in these global markets.

The Composite Fibers business unit is comprised of three paper making facilities (Germany, France and England), metallizing operations (Wales and Germany) and a pulp mill (the Philippines) with the following combined attributes:

Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
68,400 lightweight	Abaca pulp	18,100
	Wood pulp	46,000
	Synthetic fiber	12,800
27,550 metallized	Base stock	30,100
15,300 abaca pulp	Abaca fiber	20,900

Composite Fibers uses highly specialized inclined wire paper machine technology and we believe we currently maintain approximately 25% of the global inclined wire capacity.

The primary raw materials used in the production of our lightweight papers are abaca pulp and wood pulp. Abaca pulp is a specialized pulp with limited sources of availability. This abaca pulp production process provides a unique advantage by supplying a key raw material used by our Composite Fibers business unit. Sufficient quantities of abaca pulp and the source fiber are required to support growth in this business unit. In the event the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.

In addition to critical raw materials, the cost to produce Composite Fibers’ products is influenced by energy costs. Although the business unit generates all of its steam needed for production, it purchases approximately 89% of its electricity.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. We believe we have leading market positions for paper used in single-serve coffee and tea products and compete with companies such as Ahlstrom and Purico. In composite laminates we compete with PdM, a division of Schweitzer-Maudit, Purico and MB Papeles and for metallized products, competitors include Vacumet, AR Metallizing, Amsterdam Metallized Products, and Wenzhou Protec Vacuum Metallizing Co. Ltd.

Our strategy in Composite Fibers is focused on:

•	capturing global growth in food & beverage, technical specialties and composite laminates;

•	expanding value-added production capacity by investing in state-of-the-art inclined wire technology to better ensure our capacity supports consistent growth of markets;

•	capitalizing on rapidly growing markets;

•	enhancing product mix across all of the business unit’s markets by utilizing new product and new business development capabilities;

•	implementing continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and

•	ensuring readily available access to specialized raw material requirements to support projected growth.

The recently announced $50 million investment to expand our inclined wire capacity by nearly 20%, or approximately 10,500 short tons, by converting a flat wire machine to a state-of-the-art inclined wire machine demonstrates our commitment to realizing the growth presented in this business unit’s markets. The project is expected to be completed in the first quarter of 2013 and the new machine is expected to begin production in the second quarter of 2013. We expect to achieve a 15% to 20% after-tax return on this investment within three years.

Advanced Airlaid Materials    was formed in connection with our February 2010 acquisition of Concert Industries Corp. (“Concert”). Advanced Airlaid Materials is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture consumer and industrial products for growing global end-user markets. These products include, but are not limited to:

•	feminine hygiene;

•	adult incontinence;

•	home care such as specialty wipes;

•	table top and towels; and

•	food pads and other.

Advanced Airlaid Materials affords us the opportunity to grow with customers who are industry leading consumer product companies for feminine hygiene and adult incontinence products. Advanced Airlaid Materials holds leading market share positions in many of the markets it serves, excels in building long-term customer relationships through superior quality and customer service programs, and has a well-earned reputation for innovation and its ability to quickly bring new products to market.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2011	2010
Feminine hygiene	$206,724	$157,691
Adult incontinence	6,083	6,146
Home care	24,492	17,902
Food pads	9,526	8,200
Other	5,222	3,560
Total	$252,047	$193,499

Sales for the feminine hygiene category accounted for 82% of Advanced Airlaid Material’s revenue in 2011. Sales in this market segment are to a small group of large, leading global consumer products companies. This market is considered to be more growth oriented driven by population growth in certain geographic regions, consumer preferences and suppliers’ ability to provide innovative products. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.

The Advanced Airlaid Materials business unit operates state-of-the-art facilities in Gatineau, Quebec, Canada and Falkenhagen, Brandenburg, Germany. The Gatineau location consists of two airlaid production lines employing multi-bonded and thermal-bonded airlaid technologies and, with the recently completed investment, two proprietary single-lane festooners. The Falkenhagen location operates three multi-bonded production lines and three proprietary single-lane festooners.

The business unit’s two facilities operate with the following combined attributes:

Airlaid Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
102,300	Fluff pulp	72,000

In addition to the cost of critical raw materials, the cost to produce multi-bonded and thermal-bonded airlaid materials is impacted by energy costs. Advanced Airlaid Materials purchases all of its electricity and natural gas.

Advanced Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the airlaid market, most notably feminine hygiene. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, which allows it to produce at industry leading operating rates. Its proprietary single-lane rotary festooning technology, developed in 2002, provides customers with product packaged for efficient use. This business unit’s in-house technical expertise, combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.

The airlaid industry is made up of several producers, including Buckeye Technologies Inc., Georgia-Pacific LLC, Duni AB, Petropar SA, McAirlaid’s Vliestoffe GmbH & Co. KG, and us.

The markets served by this business unit are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:

•	maintaining and expanding relationships with customers that are market-leading consumer product companies;

•	expanding geographic reach of markets served;

•	optimizing the use of existing production capacity;

•	employing continuous improvement methodologies and initiatives to reduce costs and improve efficiencies; and

•	capitalizing on our product and process innovation capabilities.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 23 including geographic revenue and long-lived asset financial information.

Balance Sheet    We are focused on prudent financial management and the maintenance of a conservative capital structure and strong balance sheet. This includes:

•	aggressively managing working capital to enhance cash flow from operations;

•	making disciplined capital expenditure decisions; and

•	monetizing the value of our timberland assets as opportunities warrant.

The success of these actions positions us with the flexibility to pursue strategic opportunities that will benefit our shareholders.

Glatfelter 2011 Form 10-K        5

Concentration of Customers    For each of the past three years, no single customer represented more than 10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2011 and 2010.

Capital Expenditures    Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. For 2012, capital expenditures are estimated to be $95 million to $105 million. This includes $30 million to $35 million of the $50 million investment to expand capacity to serve Composite Fibers’ growth markets.

Environmental Matters    We are subject to laws and regulations designed to protect the environment as well as human health and safety. We have, at various times, incurred significant costs to comply with these regulations, as new regulations are developed or regulatory priorities change. Currently, we anticipate that we could incur material capital and operating costs to comply with several air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). For example, on March 21, 2011, the U. S. Environmental Protection Agency issued new rules which could require process modifications and/or installation of air pollution controls on power boilers at two of our U.S.- based facilities. We are currently reviewing these rules, and challenges to them filed by others in the court system, to understand the effect they may have on our operations if we are required to comply with the rules in their current form. We are also evaluating options that may be available to us, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our initial estimates to implement viable options could result in additional capital spending in excess of $30 million, however, the amount ultimately incurred may be less depending on the outcome of challenges to current rules or on our successful implementation of appropriate available options. In addition, the timing of any additional capital spending is uncertain. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates. For a discussion of other environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 22.

Employees    As of December 31, 2011, we employed 4,274 people worldwide, of which approximately 70% are unionized. The United Steelworkers International Union and the Office and Professional Employees International Union represents the 1,600 hourly employees at our Chillicothe, OH and Spring Grove, PA facilities under labor contracts expiring in August 2012 and January 2014, respectively. Hourly employees at each of our international locations are represented by various unions or works councils. We consider the overall relationship with our employees to be satisfactory.

Other Available Information    Our website includes a Corporate Governance page consisting of, among others, our Governance Principles and Code of Business Conduct, and biographies of our Board of Directors and Executive Officers. In addition, the website includes the charters for the Audit, Compensation, Finance and Nominating and Corporate Governance Committees of the Board of Directors. The Corporate Governance page also includes the Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by contacting Investor Relations at (717) 225-2724, ir@glatfelter.com or by mail to 96 South George Street, Suite 520, York, PA, 17401.

ITEM 1A	RISK FACTORS

Our business and financial performance may be adversely affected by the global economic environment or downturns in the target markets that we serve.

Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Our results could be adversely affected if economic conditions weaken or fail to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The economic impact may cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

The markets for our products are also significantly affected by changes in industry capacity and output levels.

There have been periods of supply/demand imbalance in our industry which have caused pulp prices and our products’ selling prices to be volatile. The timing and magnitude of price increases or decreases in these markets have generally varied by region and by product type. A sustained period of weak demand or excess supply would likely adversely affect pulp prices and our products’ selling prices. This could have a material adverse affect on our operating and financial results.

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become constrained.

We require access to sufficient and reasonably priced quantities of pulpwood, purchased pulps, pulp substitutes, abaca fiber, synthetic fibers and certain other raw materials. Our Spring Grove and Chillicothe locations are vertically integrated manufacturing facilities that generate approximately 85% of their annual pulp requirements.

Our Philippine mill purchases abaca fiber to produce abaca pulp, which we use to manufacture our paper for single-serve coffee, tea and technical specialty products at our Gernsbach, Scaër and Lydney facilities. At certain times in the past, the supply of abaca fiber has been constrained due to factors such as weather related damage to the source crop as well as selection by land owners of alternative uses of land in lieu of fiber producing activities.

Our Advanced Airlaid Materials business unit requires access to sufficient quantities of fluff pulp, the supply of which is subject to availability of certain softwoods. Softwood availability can be limited by many factors, including weather in regions where softwoods are abundant.

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

Although we have contractual cost pass-through arrangements with certain customers, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or where existing agreements with our customers limit price increases. If price adjustments significantly trail increases in raw materials or energy prices our operating results could be adversely affected.

Our industry is highly competitive and increased competition could reduce our sales and profitability.

In the past, global industries in which we compete have been adversely affected by capacity exceeding the demand for products and by declining uncoated free sheet demand. As a result, steps have been taken to reduce underperforming capacity. However, slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a competitive disadvantage.

Some of the factors that may adversely affect our ability to compete in the markets in which we participate include:

•	the entry of new competitors into the markets we serve, including foreign producers;

•	the willingness of commodity-based producers to enter our markets when they are unable to compete or when demand softens in their traditional markets;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	the impact of electronic-based substitutes for certain of our products such as carbonless and forms, book publishing, and envelope;

•	the impact of replacement or disruptive technologies;

•	changes in end-user preferences;

•	our inability to develop new, improved or enhanced products; and

•	our inability to maintain the cost efficiency of our facilities.

If we cannot effectively compete in the markets in which we operate, our sales and operating results would be adversely affected.

Glatfelter 2011 Form 10-K        7

We may not be able to develop new products acceptable to our customers.

Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers and to maintain our market share. Our success will depend, in part on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to:

•	anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	develop and commercialize new products and applications in a timely manner;

•	differentiate our products from our competitors’ products; and

•	invest efficiently in research and development activities.

Our inability to develop new products could adversely impact our business and ultimately harm our profitability.

We are subject to substantial costs and potential liability for environmental matters.

We are subject to various environmental laws and regulations that govern our operations, including discharges into the environment, and the handling and disposal of hazardous substances and wastes. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. The Clean Air Act, and similar regulations, could impose significant compliance costs or require significant capital expenditures. To comply with environmental laws and regulations, we have incurred, and will continue to incur, substantial capital and operating expenditures. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. Because environmental regulations are not consistent worldwide, our ability to compete globally may be adversely affected by capital and operating expenditures required for environmental compliance. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment, such as air and water quality, resulting from mills we operate or have operated. Potential obligations include compensation for the restoration of natural resources, personal injury and property damages.

Despite favorable rulings in the pending Fox River litigation, we continue to have exposure to liability for remediation and other costs related to the presence of polychlorinated biphenyls in the lower Fox River on which our former Neenah, Wisconsin mill was located. There can be no assurance that we will not be required to ultimately pay material amounts to resolve our liability in the Fox River matter. We have financial reserves for environmental matters, including the Fox River site, but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complex and should be reviewed in context; please see a more detailed discussion of these matters in Item 8 – Financial Statements and Supplementary Data – Note 22.

The Advanced Airlaid Materials business unit generates a substantial portion of its revenue from one customer serving the feminine hygiene and home care product markets, the loss of which could have a material adverse effect on our results of operations.

Advanced Airlaid Materials generates the majority of its net sales of feminine hygiene and home care products from one customer. The loss of this significant customer could have a material adverse effect on their operating results. In addition, sales in the feminine hygiene market accounted for 82% of Advanced Airlaid Materials’ net sales in 2011 and sales are concentrated within a small group of large customers. A decline in sales of feminine hygiene products could have a material adverse effect on this unit’s operating results. Customers in the airlaid non-woven fabric material market, including the feminine hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

Our operations may be impaired and we may be exposed to potential losses and liability as a result of natural disasters, acts of terrorism or sabotage or similar events.

Natural disasters, such as earthquakes, flooding or fire, and acts of terrorism or sabotage affecting our operating activities and major facilities could materially and adversely affect our operations, our operating results and financial condition. In particular, we own and operate four dams in York County, Pennsylvania, that were built to ensure a steady supply of water for the operation of our paper mill in Spring Grove which is a primary manufacturing location for our envelope papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas and sudden failure would endanger occupants or residential, commercial or industrial structures. Failure or breach of any of the dams, including as a result of natural disaster or act of terrorism or sabotage, could cause significant personal injuries and damage to residential and commercial property downstream for which we may be liable. The failure of a dam could also be extremely disruptive and result in damage to or the shutdown of our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by our insurance policies or may substantially exceed the limits of our policies, and could materially and adversely affect our operating results and financial condition.

In addition, many of our papermaking operations require a reliable and abundant supply of water. Such mills rely on a local water body or water source for their water needs and, therefore, are particularly impacted by drought conditions or other natural or manmade interruptions to its water supplies. At various times and for differing periods, each of our mills has had to modify operations due to water shortages or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our paper mills due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim in the world’s hazard belt. By virtue of its geographic location, this mill is subject to, among other types of natural disasters, floods, droughts, cyclones, typhoons, earthquakes, windstorms and volcanic activity. Moreover, the area of Lanao del Norte has been a target of terrorist activities, including bombings, by suspected members of the al-Qaeda-linked Islamist groups in the Philippines, such as the Abu Sayyaf and the Rajah Solaiman Group and other Islamic militant groups, most notably the Moro Islamic Liberation Front. The most common bomb targets in Lanao del Norte to date have been power transmission towers. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks or power interruptions. The Mindanao mill supplies approximately 80% of the abaca pulp that is used by our Composite Fibers business unit to manufacture our paper for single serve coffee and tea products and certain technical specialties. Any interruption, loss or extended curtailment of operations at our Mindanao mill could materially affect our operating results and financial condition.

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

Glatfelter 2011 Form 10-K        9

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

As we diversify our business and expand our global footprint, an increasing proportion of our revenue is generated outside of the United States. We also own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. Currently, the majority of our business is transacted in U.S. dollars; however, an increasing portion of business is transacted in Euros, British Pound Sterling, Canadian dollars or Philippine Peso. With respect to the Euro, we generate substantially greater cash inflow in this currency than we do outflow. However, with respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies. As a result of these positions, we are exposed to changes in currency exchange rates. Uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and actions proposed to restructure such obligations may cause the value of the euro to fluctuate further. In the event that one or more European countries were to replace the euro with another currency, business may be adversely affected until stable exchange rates are established.

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

In addition to debt service obligations, our business is capital intensive and requires significant expenditures to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. If we are unable to generate sufficient cash flow from these sources, we could be unable to meet our near and long-term cash needs or make dividend payments.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We own substantially all of the land and buildings comprising our manufacturing facilities located in Pennsylvania; Ohio; Canada; the United Kingdom; Germany; France; and the Philippines. Substantially all of the equipment used in our manufacturing and related operations is also owned. Our metallized paper production facility located in Caerphilly, Wales leases the building and land associated with its operations. We also lease office and warehouse space in Moscow, Russia, as well as our corporate offices located in York, Pennsylvania. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

ITEM 3	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments, legal proceedings and related contingencies, see Item  8 – Financial Statements and Supplementary Data – Note 22.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and senior management as of March 9, 2012.

Name	Age	Office with the Company
Dante C. Parrini	47	Chairman and Chief Executive Officer
John P. Jacunski	46	Senior Vice President and Chief Financial Officer
Christopher W. Astley	39	Vice President, Corporate Strategy
Jonathan A. Bourget	47	Vice President & General Manager, Advanced Airlaid Materials Business Unit
David C. Elder	43	Vice President, Finance
Michael L. Korniczky	46	Vice President, General Counsel and Corporate Secretary
Debabrata Mukherjee	42	Vice President & General Manager, Specialty Papers Business Unit
Martin Rapp	52	Vice President & General Manager, Composite Fibers Business Unit
Mark A. Sullivan	57	Vice President Global Supply Chain
William T. Yanavitch II	51	Vice President Human Resources and Administration

Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

Dante C. Parrini became Chief Executive Officer effective January 1, 2011 and Chairman of the Board in May 2011. Prior to this appointment, he was Executive Vice President and Chief Operating Officer, a position he held since February 2005. Mr. Parrini joined us in 1997 and has previously served as Senior Vice President and General Manager, a position he held beginning in January 2003 and prior to that as Vice President responsible for Sales and Marketing.

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

Christopher W. Astley joined us in August 2010 as Vice President – Corporate Strategy. He has over fifteen years experience as an advisor and practitioner leading critical strategic and tactical corporate initiatives for natural resource companies, with a focus since 1999 on the pulp, paper, and packaging industries. Mr. Astley previously held positions with Accenture, a global management consulting firm, and The Coca-Cola Company, as well as successfully leading a privately held business for several years.

Jonathan A. Bourget joined us in July 2010 as Vice President & General Manager, Advanced Airlaid Materials Business Unit. From 2008 until joining our Company, Mr. Bourget was Vice President & General Manager of European operations at Polymer Group Inc. Prior to this, he held various positions of increasing responsibility, including General Manager Specialties Division in Europe, with Alcoa Inc.

David C. Elder was promoted to Vice President, Finance in December 2011 and continues as our Chief Accounting Officer. Prior to his promotion, he was our Vice President, Corporate Controller, a position held since joining Glatfelter in January 2006. Mr. Elder was previously Corporate Controller for YORK International Corporation and prior to that he was the Director, Financial Planning and Analysis for that company.

Michael L. Korniczky joined us in January 2012 as Vice President, General Counsel and Corporate Secretary. Prior to joining us, Mr. Korniczky was Chief Administrative Officer, General Counsel and Secretary for Graham Packaging Company Inc. since March 2007 and was previously Assistant General Counsel at Crown Holdings, Inc. from 1998 to 2007.

Debabrata Mukherjee was appointed Vice President & General Manager, Specialty Papers Business Unit in April 2008. Dr. Mukherjee joined our Company in 1998 and since then has held various operational, sales

Glatfelter 2011 Form 10-K        11

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

Mark A. Sullivan was appointed Vice President, Global Supply Chain in February 2005. Mr. Sullivan joined our company in December 2003 as Chief Procurement Officer. His experience includes a broad array of operations and supply chain management responsibilities during twenty years with the DuPont Company.

William T. Yanavitch II was appointed Vice President, Human Resources and Administration in May 2005. Mr. Yanavitch briefly worked with Constellation Energy in Human Resources from February 2005 – May 2005. He served as our Vice President Human Resources from July 2000 until January 2005. Prior to joining us he worked for Dentsply International and Gould Pumps Inc. in various leadership capacities.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years.

Quarter	High	Low	Dividend
2011
Fourth	$15.79	$12.46	$0.09
Third	16.03	11.73	0.09
Second	15.51	12.65	0.09
First	13.40	11.00	0.09
2010
Fourth	$13.37	$11.62	$0.09
Third	12.65	10.08	0.09
Second	15.49	10.62	0.09
First	15.05	12.32	0.09

As of March 7, 2012, we had 1,367 shareholders of record.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. For the year ended December 31, 2011, we compare our stock performance to the S&P Small Cap 600 Paper Products index comprised of Buckeye Technologies Inc., Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., Schweitzer-Mauduit International and Wausau Paper Corp. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours.

The graph assumes that the value of the investment in our common stock, in each index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2006 and charts it through December 31, 2011.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2011		2010 (2)		2009 (4)	2008	2007
Net sales	$1,603,154		$1,455,331		$1,184,010	$1,263,850	$1,148,323
Energy and related sales, net	9,344		10,653		13,332	9,364	9,445
Total revenue	1,612,498		1,465,984		1,197,342	1,273,214	1,157,768
Reversal of (charges for) shutdown and restructuring	–		–		–	856	(35)
Gains on dispositions of plant, equipment and timberlands, net	3,950		453		898	18,468	78,685
Net income	$42,694	(1)	$54,434	(3)	$123,442	$57,888	$63,472	(5)
Earnings per share
Basic	$0.94		$1.19		$2.70	$1.28	$1.41
Diluted	0.93		1.17		2.70	1.27	1.40
Total assets	1,136,925		$1,341,747		$1,190,294	$1,057,309	$1,287,067
Total debt	227,000		333,022		254,583	313,285	313,185
Shareholders’ equity	490,404		552,442		510,704	342,707	476,068
Cash dividends declared per common share	0.36		0.36		0.36	0.36	0.36
Depreciation, depletion and amortization	69,313		65,839		61,256	60,611	56,001
Capital expenditures	64,491		36,491		26,257	52,469	28,960
Shares outstanding	42,650		45,976		45,706	45,434	45,141
Net tons sold	960,915		927,853		818,905	829,354	799,512
Number of employees	4,274		4,337		3,546	3,633	3,854

(1)

During 2011, we recorded after-tax charges totaling $6.1 million related to the write-off of unamortized deferred issuance costs and original issue discount and the redemption premium in connection with the early redemption of $100.0 million of bonds.

(2)	The information set forth above for 2010 includes the financial information for Concert Industries Corp. prospectively from the February 12, 2010 acquisition date.

(3)	During 2010, net income included a $23.2 million tax benefit from cellulosic biofuel production credits.

(4)	During 2009, we recognized $107.8 million of alternative fuel mixture credits, all of which were recorded as a reduction to cost of products sold.

(5)	During 2007, we recorded a $16.0 million after-tax charge to increase our reserve for the Fox River environmental matter.

Glatfelter 2011 Form 10-K        13

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements    This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;
viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

x.	geopolitical events, including war and terrorism;

xi.	disruptions in production and/or increased costs due to labor disputes;

xii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiv.	adverse results in litigation in the Fox River matter;

xv.	our ability to finance, consummate and integrate acquisitions; and

xvi.	the cost, and successful design and construction, of the Composite Fibers capacity expansion project.

Introduction    We manufacture a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

•	Specialty Papers with revenue from the sale of carbonless papers and forms, book publishing, envelope & converting papers, and fiber-based engineered products;

•

Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, metallized papers, composite laminates used for decorative furniture and flooring applications, and other technical specialty papers; and

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads, wipes, food pads, napkins, tablecloths, and baby wipes.

Overview    For the year ended December 31, 2011, net income was $42.7 million, or $0.93 per diluted share, compared with net income of $54.4 million, or $1.17 per diluted share, in 2010. The amounts reported for 2011 include after-tax charges totaling $7.5 million for costs incurred to redeem $100.0 million of fixed-rate bonds, acquisition and integration expenses and work force efficiency actions. In addition, 2011 net income includes $4.2 million in gains from timberland sales and the release of tax reserves on prior timberland sales.

On February 12, 2010, we completed the acquisition of Concert Industries Corp. (“Concert”), a manufacturer of highly absorbent cellulose-based airlaid non-woven materials. Our results of operations for 2010 include the results of Concert (now operated as the Advanced Airlaid Materials business unit) prospectively since the acquisition was completed. Our 2010 results also include $9.1 million, after-tax, of acquisition and integration costs, together with a $1.7 million loss on forward foreign currency contracts that hedged the Canadian dollar purchase price, of the Concert acquisition. In addition, our results in 2010 benefited from $23.2 million of tax credits from cellulosic biofuel production tax credits and $1.1 million of after-tax gains from sales of timberlands.

Operationally, our results were favorably affected by higher volumes shipped associated with improving demand in many of the markets served by our businesses, the inclusion of Advanced Airlaid Materials for a full year and the benefits of profit improvement initiatives in this business unit. Higher average selling prices nearly offset the adverse affect of rising input costs, particularly purchased pulp.

Specialty Papers’ operating income totaled $57.3 million and $58.4 million for 2011 and 2010, respectively. This unit’s profitability was adversely impacted by rising input costs that more than offset benefits from higher volumes shipped, higher average selling prices and cost reduction initiatives.

Our Composite Fibers business unit’s operating income increased to $40.8 million from $32.9 million in 2010. Volumes shipped during 2011 increased 3.2% compared to 2010 and the mix of products sold was favorable primarily due to growth in single-serve coffee products. In addition, production and waste efficiency improved.

Advanced Airlaid Materials’ operating income totaled $13.4 million in 2011 compared with $4.4 million of 2010 reflecting higher selling prices and volumes shipped, as well as profit improvement initiatives implemented to improve production and reduce waste.

RESULTS OF OPERATIONS

2011 versus 2010

The following table sets forth summarized consolidated results of operations:

	Year Ended December 31
In thousands, except per share	2011	2010
Net sales	$1,603,154	$1,455,331
Gross profit	206,193	186,247
Operating income	85,272	64,589
Net income	42,694	54,434
Earnings per diluted share	0.93	1.17

The consolidated results of operations for 2011 and 2010 include the following items not considered to be part of our core business operations:

In thousands, except per share	After-tax Income (loss)	Diluted EPS
2011
Early redemption of $100 million bonds	$(6,065)	$(0.13)
Charge for workforce efficiencies	(652)	(0.01)
Acquisition and integration costs	(792)	(0.02)
Timberland sales and related transaction costs	4,160	0.09
2010
Cellulosic biofuel/alternative fuel mixture credits	$23,184	$0.50
Acquisition and integration costs	(9,073)	(0.20)
Foreign currency hedge on acquisition price	(1,673)	(0.04)
Timberland sales and related transaction costs	1,063	0.02

During 2011, the aggregate effect of the unusual items set forth above decreased earnings by $3.3 million, or $0.07 per diluted share. In 2010, the items set forth above increased earnings by $13.5 million, or $0.28 per diluted share in 2010.

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

Glatfelter 2011 Form 10-K        15

primarily based on an estimated utilization of support area services or are included in “Other and Unallocated” in the Business Unit Performance table.

Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture credits, debt redemption costs, restructuring related charges, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

	Year ended December 31
Dollars in millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$875.1	$842.6	$476.0	$419.2	$252.0	$193.5	$–	$–	$1,603.2	$1,455.3
Energy and related sales, net	9.3	10.7	–	–	–	–	–	–	9.3	10.7
Total revenue	884.4	853.3	476.0	419.2	252.0	193.5	–	–	1,612.5	1,466.0
Cost of products sold	775.7	740.2	395.7	350.5	227.7	181.7	7.2	7.4	1,406.3	1,279.7
Gross profit	108.7	113.1	80.3	68.7	24.3	11.8	(7.2)	(7.4)	206.2	186.2
SG&A	51.4	54.7	39.5	35.8	10.9	7.4	23.0	24.3	124.9	122.1
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(4.0)	(0.5)	(4.0)	(0.5)
Total operating income (loss)	57.3	58.4	40.8	32.9	13.4	4.4	(26.2)	(31.2)	85.3	64.6
Other non-operating income (expense)	–	–	–	–	–	–	(34.4)	(31.1)	(34.4)	(31.1)
Income (loss) before income taxes	$57.3	$58.4	$40.8	$32.9	$13.4	$4.4	$(60.7)	$(62.3)	$50.8	$33.5
Supplementary Data
Net tons sold	779.6	764.7	93.3	90.4	88.0	72.8	–	–	960.9	927.9
Depreciation, depletion and amortization	$36.0	$34.9	$24.8	$23.7	$8.5	$7.2	$–	$–	$69.3	$65.8
Capital expenditures	31.4	24.1	22.5	8.2	10.6	4.2	–	–	64.5	36.5

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2011	2010	Change
Net sales	$1,603,154	$1,455,331	$147,823
Energy and related sales – net	9,344	10,653	(1,309)
Total revenues	1,612,498	1,465,984	146,514
Costs of products sold	1,406,305	1,279,737	126,568
Gross profit	$206,193	$186,247	$19,946
Gross profit as a percent of Net sales	12.9%	12.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2011	2010
Business Unit
Specialty Papers	54.6%	57.9%
Composite Fibers	29.7	28.8
Advanced Airlaid Materials	15.7	13.3
Total	100.0%	100.0%

Net sales for 2011 were $1,603.2 million, a 10.2% increase compared with $1,455.3 million for 2010, reflecting stronger business activity in the our Composite Fibers and Advanced Airlaid Materials business units together with more favorable selling prices in all businesses. Advanced Airlaid Materials business unit is included for a full year in 2011 compared with only prospectively from the February 12, 2010 acquisition date in the prior year amounts.

In the Specialty Papers business unit, net sales for 2011 increased $32.5 million, or 3.9%, to $875.1 million. The increase was primarily due to a $27.3 million benefit from higher selling prices and a 2.0% increase in volumes shipped.

Specialty Papers’ operating profit for 2011 declined by $1.1 million compared with 2010 primarily due to pressure on margins as higher input costs of $28.4 million offset benefits of higher selling prices. Net energy revenue declined in the comparison of 2011 to 2010 by $1.3 million.

We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for 2011 and 2010:

In thousands	2011	2010	Change
Energy sales	$10,992	$14,296	$(3,304)
Costs to produce	(9,319)	(10,403)	1,084
Net	1,673	3,893	(2,220)
Renewable energy credits	7,671	6,760	911
Total	$9,344	$10,653	$(1,309)

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

In Composite Fibers, net sales for 2011 were $476.0 million, an increase of $56.8 million, or 13.5%, from 2010. The improvement primarily reflects growth in food & beverage market segment, particularly single-serve coffee products. Volumes shipped increased 3.3%, and on a constant currency basis, average selling prices benefitted the comparison by $13.0 million, and the translation of foreign currencies favorably affected net sales by approximately $17.0 million.

Composite Fibers’ operating profit increased $7.9 million, or 24.0%, in the year over year comparison. The improved performance was driven by higher selling prices as well as improved operating rates, efficiency gains related to continuous improvement initiatives and the impact of an improved mix of products sold. The combination of these factors more than offset the $10.0 million negative impact of higher input costs, primarily related to woodpulp, synthetic fibers and energy. Foreign currency translation unfavorably impacted operating income by $0.5 million.

In Advanced Airlaid Materials, net sales were $252.0 million, an increase of $58.5 million, due to including a full period’s results in 2011, higher selling prices and improved demand. The results for 2010 were included prospectively from the February 12, 2010 acquisition date. Higher selling prices benefited the comparison by $12.3 million but were offset by $12.1 million of higher input costs. Operating income increased $9.0 million primarily due to higher volumes shipped, increased selling prices, improved operating efficiencies and a benefit in the comparison of a non-recurring $1.4 million charge in 2010 to cost of products sold for the write up of acquired inventory to fair value. Foreign currency translation unfavorably impacted operating income by $0.4 million.

Pension Expense    The following table summarizes the amounts of pension expense recognized for 2011 compared to 2010:

	Year Ended December 31

In thousands	2011	2010	Change
Recorded as:
Costs of products sold	$6,735	$7,056	$(321)
SG&A expense	3,645	2,185	1,460
Total	$10,380	$9,241	$1,139

The amount set forth above for pension expense recorded as selling, general and administrative (“SG&A”) expense in 2011 includes a $2.0 million one-time pension settlement charge recorded in connection with the retirement of our former Chief Executive Officer.

The amount of pension expense recognized each year is determined using various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets as of the beginning of the year. Pension expense in 2012 is expected to be higher than 2011 due to lower discount rates and the amortization of actuarial losses primarily related to lower returns on pension assets.

Glatfelter 2011 Form 10-K        17

Selling, General & Administrative    SG&A expenses increased $2.8 million in the year-to-year comparison and totaled $124.9 million for 2011. The increase was primarily due to legal and professional fees and the inclusion of Advanced Airlaid Materials for a full year in 2011 compared with only prospectively from the February acquisition date in 2010.

Gain on Sales of Plant, Equipment and Timberlands, net    During the years ended December 31, 2011 and 2010, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2011
Timberlands	942	$3,821	$3,590
Other	n/a	670	360
Total		$4,491	$3,950
2010
Timberlands	164	$387	$373
Other	n/a	177	80
Total		$564	$453

In connection with each of the asset sales set forth above, we received cash proceeds.

Interest expense    Interest expense totaled $31.8 million for 2011, a $6.2 million increase compared with 2010. The increase was primarily due to the write-off of unamortized deferred debt issuance costs and the remaining balance of the original issue discount aggregating $5.9 million in connection with the early redemption of $100 million of bonds. As a result of the debt redemption and amendments to our revolving credit agreement, interest expense is expected to be lower in 2012 than 2011.

Other nonoperating income (expense)    For the year ended December 31, 2011, consolidated other non operating expense, net totaled $3.3 million and primarily includes the $3.6 million redemption premium incurred in connection with the bond retirement discussed above. In 2010, other non operating expense, net totaled $6.3 million and represented a $3.4 million loss on a series of forward foreign currency contracts to hedge the Concert acquisition’s Canadian dollar purchase price. In addition, in connection with purchase accounting for the Concert transaction, we recorded a $2.5 million reserve for tax risks, inclusive of accrued interest, existing at the time of the acquisition and at the same time recorded a $2.5 million receivable from the seller due to an indemnification agreement. During the fourth quarter, a tax ruling was issued that eliminated this tax risk and as a result we recognized an expense of $2.5 million which is presented under the caption “Other – net” in the accompanying consolidated statements of income to eliminate the receivable from the seller. We also recognized a $2.5 million tax benefit for this same item to eliminate the tax reserve previously established resulting in no net impact to earnings during 2010.

Income taxes    In 2011, income tax expense totaled $8.2 million on pre-tax income of $50.8 million. Tax expense in 2011 includes a net $5.2 million income tax benefit realized in connection with the resolution of certain foreign tax audits, and expiration of statutes of limitation, partially offset by an increase in the valuation allowance on certain net operating loss carryforwards. For 2010, we recorded income tax benefits of $20.9 million on $33.5 million of pretax income. The benefit in 2010 was due to $23.2 million of cellulosic biofuel credits, net, recorded as an income tax benefit in 2010 as discussed further below. We also recorded the $2.5 million tax benefit discussed in the previous paragraph, as well as a $6.4 million adjustment to reduce tax liabilities resulting from the expiration of statutes of limitations on uncertain tax positions and other factors.

Foreign Currency    In 2011, we owned and operated manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency in Canada is the U.S. dollar, in Germany and France the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2011, Euro functional currency operations generated approximately 28.7% of our sales and 27.2% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.4% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

In thousands	Year Ended December 31, 2011
Favorable (unfavorable)
Net sales	$23,625
Costs of products sold	(22,380)
SG&A expenses	(2,117)
Income taxes and other	(352)
Net income	$(1,224)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2011 were the same as 2010. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

2010 versus 2009

The following table sets forth summarized consolidated results of operations:

	Year Ended December 31
In thousands, except per share	2010	2009
Net sales	$1,455,331	$1,184,010
Gross profit	186,247	269,764
Operating income	64,589	160,405
Net income	54,434	123,442
Earnings per diluted share	1.17	2.70

The consolidated results of operations for 2010 and 2009 include the following items not considered to be part of our core business operations:

In thousands, except per share	After-tax Income (loss)	Diluted EPS
2010
Cellulosic biofuel/alternative fuel mixture credits	$23,184	$0.50
Acquisition and integration costs	(9,073)	(0.20)
Foreign currency hedge on acquisition price	(1,673)	(0.04)
Timberland sales and related transaction costs	1,063	0.02
2009
Alternative fuel mixture credits	$95,764	$2.09
Acquisition related costs	(1,768)	(0.04)

These items increased earnings by $13.5 million, or $0.28 per diluted share in 2010. Comparatively, the items identified above increased earnings in 2009 by $94.0 million, or $2.05 per diluted share.

	Year ended December 31
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials			Other and Unallocated		Total
	2010	2009	2010	2009	2010	2009		2010	2009	2010	2009
Net sales	$842.6	$791.9	$419.2	$392.1	$193.5		$–	$–	$–	$1,455.3	$1,184.0
Energy and related sales, net	10.7	13.3	–	–	–		–	–	–	10.7	13.3
Total revenue	853.3	805.2	419.2	392.1	193.5		–	–	–	1,466.0	1,197.3
Cost of products sold	740.2	693.9	350.5	334.4	181.7		–	7.4	(100.7)	1,279.7	927.6
Gross profit	113.1	111.3	68.7	57.7	11.8		–	(7.4)	100.7	186.2	269.8
SG&A	54.7	55.4	35.8	35.8	7.4		–	24.3	19.1	122.1	110.3
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–		–	(0.5)	(0.9)	(0.5)	(0.9)
Total operating income (loss)	58.4	55.9	32.9	21.9	4.4		–	(31.2)	82.6	64.6	160.4
Other non-operating income (expense)	–	–	–	–	–		–	(31.1)	(17.3)	(31.1)	(17.3)
Income (loss) before income taxes	$58.4	$55.9	$32.9	$21.9	$4.4	$		$(62.3)	$65.3	$33.5	$143.1
Supplementary Data
Net tons sold	764.7	738.8	90.4	80.1	72.8		–	–	–	927.9	818.9
Depreciation, depletion and amortization	$34.9	$37.5	$23.7	$23.7	$7.2		$–	$–	$–	$65.8	$61.3
Capital expenditures	24.1	14.2	8.2	12.1	4.2		–	–	–	36.5	26.3

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year Ended December 31
In thousands	2010	2009	Change
Net sales	$1,455,331	$1,184,010	$271,321
Energy and related sales – net	10,653	13,332	(2,679)
Total revenues	1,465,984	1,197,342	268,642
Costs of products sold (1)	1,279,737	927,578	352,159
Gross profit	$186,247	$269,764	$(83,517)
Gross profit as a percent of Net sales	12.8%	22.8%

(1)	2009 includes $107.8 million of alternative fuel mixture credits, net of related expenses.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
	2010	2009
Business Unit
Specialty Papers	57.9%	66.9%
Composite Fibers	28.8	33.1
Advanced Airlaid Materials	13.3	–
Total	100.0%	100.0%

Net sales for 2010 were $1,445.3 million, a 22.9% increase compared with $1,184.0 million for 2009, reflecting stronger business activity in the our Specialty Papers and Composite Fibers business units and the inclusion of Concert, operated and reported as Advanced

Glatfelter 2011 Form 10-K        19

Airlaid Materials business unit, prospectively since the February 12, 2010 acquisition date.

In the Specialty Papers business unit, net sales for 2010 increased $50.7 million, or 6.4%, to $842.6 million. The increase was primarily due to higher volumes shipped and a $24.0 million benefit from higher selling prices.

Specialty Papers’ operating profit for 2010 improved by $2.5 million compared with 2009 primarily due to higher selling prices, a 3.5% increase in volumes shipped and the lack of market related downtime. These favorable factors were partially offset by higher input costs, primarily pulp. In addition, higher maintenance costs largely associated with the annual mill outages and with unplanned production interruptions adversely impacted the year over year comparison.

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

Composite Fibers’ operating profit increased $11.0 million, or 50.2%, in the year-over-year comparison. The improved performance was driven by the $10.8 million combined benefit from improved demand in markets served resulting in higher shipments and the elimination of market driven downtime. In addition, the production efficiencies from continuous improvement initiatives more than offset the adverse effect of foreign currency translation adjustments.

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

Selling, General & Administrative    SG&A expenses increased $11.9 million in the year-to-year comparison and totaled $122.1 million for 2010. The increase was substantially all related to legal and professional fees related to the Concert acquisition, costs to integrate the acquired entities and the inclusion of its operations prospectively from the date of acquisition.

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

Other nonoperating income (expense)    For the year ended December 31, 2010, other non operating expense, net totaled $6.3 million. In connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash during the first quarter of 2010 and resulted in a $3.4 million loss, net of realized currency translation gains, which is presented under the caption “Other – net” in the accompanying consolidated statements of income. In addition, in connection with purchase accounting for the Concert transaction, we recorded a $2.5 million reserve for tax risks, inclusive of accrued interest, existing at the time of the acquisition and at the same time recorded a $2.5 million receivable from the seller due to an indemnification agreement. During the fourth quarter, a tax ruling was issued that eliminated this tax risk and as a result we recognized an expense of $2.5 million which is presented under the caption “Other – net” in the accompanying consolidated statements of income to eliminate the receivable from the seller. We also recognized a $2.5 million tax benefit for this same item to eliminate the tax reserve previously established resulting in no net impact to earnings during 2010.

Income taxes    For 2010, we recorded income tax benefits of $20.9 million on $33.5 million of pretax income. The comparable amounts in the same period of 2009 were income tax expense of $19.7 million on $143.1 million of pretax income. The benefit in 2010 was due to $23.2 million of cellulosic biofuel credits, net, recorded as an income tax benefit in 2010 as discussed further below. We also recorded the $2.5 million tax benefit discussed in the previous paragraph, as well as a $6.4 million adjustment to reduce tax liabilities resulting from the expiration of statutes of limitations on uncertain tax positions and other factors. The tax provision in 2009 included a $27.1 million benefit from nontaxable alternative fuel mixture credit.

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

In connection with the filing of our 2009 income tax return, we claimed $23.2 million, net of taxes, of CBPC, and as a result we received $17.8 million of a cash tax refund subsequent to the end of 2010. The CBPC claimed is attributable to black liquor produced and burned from January 1, 2009 through February 19, 2009, after which we began mixing black liquor and diesel fuel to qualify for alternative fuel mixture credits.

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

Foreign Currency    In 2010, we owned and operated manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency in Canada is the U.S. dollar, in Germany and France the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2010, Euro functional currency operations generated approximately 25.5% of our sales and 24.6% of operating expenses and British Pound Sterling operations represented

Glatfelter 2011 Form 10-K        21

8.8% of net sales and 8.7% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

In thousands	Year Ended December 31, 2010
Favorable (unfavorable)
Net sales	$(15,000)
Costs of products sold	10,891
SG&A expenses	791
Income taxes and other	468
Net income	$(2,850)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2010 were the same as 2009. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters including, but not limited to, the Clean Air Act, to support our research and development efforts and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Year Ended December 31
In thousands	2011	2010
Cash and cash equivalents at beginning of period	$95,788	$135,420
Cash provided by (used for)
Operating activities	140,307	168,005
Investing activities	(16,830)	(264,217)
Financing activities	(180,140)	59,681
Effect of exchange rate changes on cash	(848)	(3,101)
Net cash used	(57,511)	(39,632)
Cash and cash equivalents at end of period	$38,277	$95,788

At the end of the 2011, we had $38.3 million in cash and cash equivalents and $318.4 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow declined in 2011 by $27.7 million primarily due to $37.0 million less cash received from alternative fuel mixture and cellulosic biofuel credits. These unfavorable factors were offset by improved working capital usage and increased operating profit.

Cash used by investing activities declined in comparison to prior year due to the use, net of cash acquired, of $228.3 million to acquire Concert Industries. Capital expenditures increased $28.0 million in the comparison and totaled $64.5 million 2011. Capital expenditures are expected to approximate $95 million to $105 million in 2012 including the rebuild of a papermaking machine in Germany. In 2011, investing activities also includes the cash received from the collection of a $43.2 million installment note receivable.

Net cash used by financing activities in 2011 totaled $180.1 million due to the early redemption of $100.0 million of bonds and an early redemption premium of $3.6 million, $48.0 million for the repurchase of common stock, the repayment of a $36.7 million term loan in connection with the collection of the installment note discussed above, and dividends paid on our common stock. These actions were completed using available cash on hand as well as $27.0 million borrowing under our revolving credit agreement. In 2010, financing activities provided net cash of $59.7 million, reflecting increased borrowings to fund the Concert acquisition including the proceeds, net of debt issue costs and original issue discount, from the issuance of $100.0 million of senior notes, at 95% of par. In addition, during 2010, we refinanced our revolving credit facility, repaid a $14.0 million remaining balance on a term loan and paid dividends on common stock.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2011	2010
Revolving credit facility, due May 2014	n/a	$–
Revolving credit facility, due Nov. 2016	$27,000
7 1/8% Notes, due May 2016	200,000	200,000
7 1/8% Notes, due May 2016 – net of original issue discount	–	95,529
Term Loan, due January 2013	–	36,695
Total long-term debt	227,000	332,224
Less current portion	–	–
Long-term debt, excluding current portion	$227,000	$332,224

During the fourth quarter of 2011, we completed a number of transactions that affected our outstanding debt: i) We amended our revolving credit agreement increasing the amount available from $225 million to $350 million, extended the facility’s maturity from May 2014 to November 2016 and agreed to a more favorable pricing grid; ii) we redeemed early $100 million of our 7 1/8% Notes at a 3.6% premium to par using, in part, borrowings under the revolving credit agreement; and iii) completed a series of actions related to the November 2007 sale of timberlands the effect of which was the receipt in full of a $43.2 million note receivable and satisfaction in full of the $36.7 million Term Loan owed by us.

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of December 31, 2011, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 8 – Financial Statements and Supplementary Data – Note 16.

During 2011 and 2010, cash dividends paid on common stock totaled $16.6 million and $16.7 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock. The following table summarizes share repurchases made under this program through December 31, 2011:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases(1)	3,505,485	(48,799)
Remaining authorization		$1,201
(1)	Amounts reflect trades entered into through December 31, 2011. Cash spent on settled transactions, excluding commissions, totaled $47.9 million.

In January 2012, we completed additional share repurchases fully utilizing the authorized amount.

We are subject to various federal, state and local laws and regulations which operate to protect the environment as well as human health and safety. We have, at various times, incurred significant cost to comply with these regulations, as new regulations are developed or regulatory priorities change. Currently, we anticipate that we could incur material capital and operating costs to comply with several air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). For example, on March 21, 2011, the U. S. Environmental Protection Agency issued new rules which could require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing these rules, and challenges to them filed by others in the court system, to understand the effect they may have on our operations if we are required to comply with the rules in their current form. We are also evaluating options that may be available to us, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our initial estimates to implement viable options could result in additional capital spending in excess of $30 million, however, the amount ultimately incurred may be less depending on the outcome of challenges to current rules or on our successful implementation of appropriate available options. In addition, the timing of any additional capital spending is uncertain. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 8 – Financial Statements and Supplementary Data – Note 22 for a summary of significant environmental matters.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, and our existing credit facilities. However, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements    As of December 31, 2011 and 2010, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Glatfelter 2011 Form 10-K        23

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2011:

		Payments due during the year ended December 31,
In millions	Total	2012	2013 to 2014	2015 to 2016	2017 and beyond
Long-term debt(1)	$300	$15	$30	$255	$–
Operating leases(2)	20	4	6	4	6
Purchase obligations(3)	122	77	44	1	–
Other long term obligations(4), (5)	76	7	16	18	35

Total	$518	$103	$96	$278	$41

(1)	Represents principal and interest payments due on long-term debt, the significant terms of which are discussed in Item 8 – Financial Statements, Note 16, “Long-term Debt.”

(2)	Represents rental agreements for various land, buildings, vehicles, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material forward purchases and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2011 or expectations based on historical experience and/or current market conditions.

(4)	Primarily represents expected benefits to be paid pursuant to retirement medical plans and nonqualified pension plans over the next ten years and expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements, Note 8, “Income Taxes”, such amounts totaled $29.7 million at December 31, 2011.

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

Long-lived Assets    We evaluate the recoverability of our long-lived assets, including plant, equipment, timberlands, goodwill and other intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our evaluations include considerations of a variety of qualitative factors and analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

Pension and Other Post-Retirement Obligations    Accounting for defined-benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets and future compensation growth rates. Accounting for our retiree medical plans, and any curtailments thereof, also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits. We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported net periodic benefit expense, which will result in changes to the recorded benefit plan assets and liabilities.

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

Glatfelter 2011 Form 10-K        25

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					At December 31, 2011
Dollars in thousands	2012	2013	2014	2015	2016	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates	$200,000	$200,000	$200,000	$200,000	$76,923	$200,000	$204,000
At variable interest rates	27,000	27,000	27,000	27,000	22,846	27,000	27,000
						$227,000	$231,000
Weighted-average interest rate
Fixed interest rate debt	7.13%	7.13%	7.13%	7.13%	7.13%
Variable interest rate debt	2.04	2.04	2.04	2.04	2.04

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2011. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2011, we had long-term debt outstanding of $227.0 million, of which $27.0 million or 11.9% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At December 31, 2011, the weighted-average interest rate paid was approximately 2.04%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.3 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 8 – Financial Statements and Supplementary Data – Note 19.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. During 2011, Euro functional currency operations generated approximately 28.7% of our sales and 27.2% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.4% of operating expenses.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2011, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

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

Glatfelter 2011 Form 10-K        27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P.H. Glatfelter Company and subsidiaries (the “Company”) as December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P.H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 9, 2012

Glatfelter 2011 Form 10-K        29

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31
In thousands, except per share	2011	2010	2009
Net sales	$1,603,154	$1,455,331	$1,184,010
Energy and related sales – net	9,344	10,653	13,332
Total revenues	1,612,498	1,465,984	1,197,342
Costs of products sold	1,406,305	1,279,737	927,578
Gross profit	206,193	186,247	269,764
Selling, general and administrative expenses	124,871	122,111	110,257
Gains on disposition of plant, equipment and timberlands, net	(3,950)	(453)	(898)
Operating income	85,272	64,589	160,405
Other nonoperating income (expense)
Interest expense	(31,794)	(25,547)	(19,220)
Interest income	666	808	1,886
Other – net	(3,299)	(6,321)	75
Total other nonoperating expense	(34,427)	(31,060)	(17,259)
Income before income taxes	50,845	33,529	143,146
Income tax (benefit) provision	8,151	(20,905)	19,704
Net income	$42,694	$54,434	$123,442
Weighted average shares outstanding
Basic	45,228	45,922	45,678
Diluted	45,794	46,374	45,774
Earnings per share
Basic	$0.94	$1.19	$2.70
Diluted	0.93	1.17	2.70

The accompanying notes are an integral part of the consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
Dollars in thousands, except par values	2011	2010
Assets
Current assets
Cash and cash equivalents	$38,277	$95,788
Accounts receivable (less allowance for doubtful accounts: 2011 – $2,861; 2010 – $3,118)	135,412	141,208
Inventories	206,707	201,077
Prepaid expenses and other current assets	42,017	64,617
Total current assets	422,413	502,690
Plant, equipment and timberlands – net	601,950	608,170
Other long-term assets	112,562	230,887
Total assets	$1,136,925	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities
Short-term debt	$–	$798
Accounts payable	109,490	98,594
Dividends payable	3,902	4,190
Environmental liabilities	250	248
Other current liabilities	97,598	109,316

Total current liabilities	211,240	213,146
Long-term debt	227,000	332,224
Deferred income taxes	69,791	94,918
Other long-term liabilities	138,490	149,017

Total liabilities	646,521	789,305

Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2011 – 11,711,536; 2010 – 8,385,772)	544	544
Capital in excess of par value	51,477	48,145
Retained earnings	775,825	749,453
Accumulated other comprehensive loss	(166,741)	(121,247)

	661,105	676,895
Less cost of common stock in treasury	(170,701)	(124,453)

Total shareholders’ equity	490,404	552,442

Total liabilities and shareholders’ equity	$1,136,925	$1,341,747

The accompanying notes are an integral part of the consolidated financial statements.

Glatfelter 2011 Form 10-K        31

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
In thousands	2011	2010	2009
Operating activities
Net income	$42,694	$54,434	$123,442
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	69,313	65,839	61,256
Amortization of debt issuance costs and original issue discount	8,838	2,758	1,690
Pension expense, net of unfunded benefits paid	2,127	8,637	6,343
Deferred income taxes	333	(16,815)	(22,981)
Gains on dispositions of plant, equipment and timberlands, net	(3,950)	(453)	(898)
Share-based compensation	5,762	5,767	4,599
Cellulosic biofuel and alternative fuel mixture credits	17,833	54,880	(57,946)
Change in operating assets and liabilities
Accounts receivable	3,771	(598)	16,542
Inventories	(7,280)	(7,592)	28,207
Prepaid expenses and other current assets	2,115	(13,318)	1,451
Accounts payable	13,606	21,064	2,390
Environmental matters	(57)	(29)	(7,728)
Accruals and other current liabilities	(2,516)	(1,490)	6,676
Other	(12,282)	(5,079)	825

Net cash provided by operations	140,307	168,005	163,868
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(64,491)	(36,491)	(26,257)
Proceeds from disposal of plant, equipment and timberlands	4,491	564	951
Proceeds from timberland installment sale note receivable	43,170	–	37,850
Acquisitions, net of cash acquired	–	(228,290)	–

Net cash (used) provided by investing activities	(16,830)	(264,217)	12,544
Financing activities
(Repayment of) proceeds from $100 million 7 1/8% note offering	(103,563)	95,000	–
Payments of credit facility and note offering costs	(1,672)	(5,340)	–
Net borrowings under (repayments of) revolving credit facility	27,000	–	(6,725)
Repayments of $100 million term loan facility	–	(14,000)	(16,000)
Net repayments of other short-term debt	(798)	(3,208)	(2,008)
Repayment of Term Loan due January 2013	(36,695)	–	–
Repayment of Term Loan due March 2013	–	–	(34,000)
Repurchases of common stock	(48,033)	–	–
Payment of dividends	(16,611)	(16,746)	(16,596)
Proceeds and excess tax benefits from stock options exercised and proceeds from government grants	232	3,975	–

Net cash (used) provided by financing activities	(180,140)	59,681	(75,329)
Effect of exchange rate changes on cash	(848)	(3,101)	2,103

Net (decrease) increase in cash and cash equivalents	(57,511)	(39,632)	103,186
Cash and cash equivalents at the beginning of period	95,788	135,420	32,234

Cash and cash equivalents at the end of period	$38,277	$95,788	$135,420

Supplemental cash flow information
Cash paid (received) for
Interest	$24,191	$23,193	$17,338
Income taxes	(8,344)	(40,265)	16,634

The accompanying notes are an integral part of the consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2009	$544	$45,806	$605,001	$(176,133)	$(132,511)	$342,707
Comprehensive income
Net income			123,442			123,442
Foreign currency translation adjustments				11,941
Change in benefit plans’ net funded status, net of taxes of $27,164				44,307

Other comprehensive income				56,248		56,248

Comprehensive income						179,690
Cash dividends declared ($0.36 per share)			(16,678)			(16,678)
Share-based compensation expense		3,502				3,502
Delivery of treasury shares
RSUs		(1,483)			1,280	(203)
401 (k) plans		(995)			2,517	1,522
Director compensation		(84)			248	164

Balance at December 31, 2009	544	46,746	711,765	(119,885)	(128,466)	510,704
Comprehensive income
Net income			54,434			54,434
Foreign currency translation adjustments				(17,227)
Change in benefit plans’ net funded status, net of taxes of $9,905				15,865

Other comprehensive income				(1,362)		(1,362)

Comprehensive income						53,072
Tax effect on employee stock options exercised		(50)				(50)
Cash dividends declared ($0.36 per share)			(16,746)			(16,746)
Share-based compensation expense		3,962				3,962
Delivery of treasury shares
RSUs		(2,152)			1,662	(490)
401 (k) plans		(318)			1,960	1,642
Director compensation		(16)			179	163
Employee stock options exercised – net		(27)			212	185

Balance at December 31, 2010	544	48,145	749,453	(121,247)	(124,453)	552,442
Comprehensive income
Net income			42,694			42,694
Foreign currency translation adjustments				(10,160)
Deferred gains on cash flow hedges, net of tax				1,185
Change in benefit plans’ net funded status, net of taxes of $22,672				(36,519)

Other comprehensive income (loss)				(45,494)		(45,494)

Comprehensive income (loss)						(2,800)
Tax effect on employee stock options exercised		90				90
Cash dividends declared ($0.36 per share)			(16,322)			(16,322)
Share-based compensation expense		3,633				3,633
Repurchase of common shares					(48,904)	(48,904)
Delivery of treasury shares
RSUs		(215)			215	–
401 (k) plans		(141)			2,108	1,967
Director compensation		(13)			177	164
Employee stock options exercised – net		(22)			156	134

Balance at December 31, 2011	$544	$51,477	$775,825	$(166,741)	$(170,701)	$490,404

The accompanying notes are an integral part of the consolidated financial statements.

Glatfelter 2011 Form 10-K        33

P. H. GLATFELTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gatineau, Quebec, Canada; Gloucestershire (Lydney), England; Caerphilly, Wales; Gernsbach and Falkenhagen, Germany; Scaër, France; and the Philippines. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents, or directly to customers.

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

Inventories    Inventories are stated at the lower of cost or market. Raw materials, in-process and finished inventories of our U.S. manufacturing operations are valued using the last-in, first-out (LIFO) method, and the supplies inventories are valued principally using the average-cost method. Inventories at our foreign operations are valued using the average cost method.

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

Income tax contingencies are accounted for in accordance with FASB ASC 740-10-20 Income Taxes. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is less than certain. We and our subsidiaries are examined by various Federal, State, and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and record any necessary adjustments in the period in which the facts that give rise to a revision become known.

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

Revenue Recognition    We recognize revenue on product sales when the customer takes title and assumes the risks and rewards of ownership. Estimated costs for sales incentives, discounts and sales returns and allowances are recorded as sales deductions in the period in which the related revenue is recognized.

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

Revenue from renewable energy credits is recorded under the caption “Energy and related sales” in the Consolidated Statements of Income and is recognized when all risks, rights and rewards to the certificate are transferred to the counterparty.

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

Accumulated Other Comprehensive Income     The amounts reported on the consolidated Statement of Shareholders’ Equity for Accumulated Other Comprehensive Loss at December 31, 2011 consisted of a loss of $157.9 million from additional defined benefit liabilities, net of tax, $10.0 million of losses from foreign currency translation adjustments and $1.2 million of unrealized gains on cash flow hedges, net of tax.

Earnings Per Share    Basic earnings per share is computed by dividing net income by the weighted-average common shares outstanding during the respective periods. Diluted earnings per share is computed by dividing net income by the weighted-average common shares and common share equivalents outstanding during the period. The dilutive effect of common share equivalents is considered in the diluted earnings per share computation using the treasury stock method.

Glatfelter 2011 Form 10-K        35

Financial Derivatives and Hedging Activities    We use financial derivatives to manage exposure to changes in foreign currencies. In accordance with FASB ASC 815 Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.

Cash Flow Hedges    The effective portion of the gain or loss on derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income (loss). Deferred gains or losses are reclassified to our results of operations at the time the hedged forecasted transaction is recorded in our results of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally – forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 –	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 –	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 –	Inputs that are both significant to the fair value measurement and unobservable.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” This ASU is designed to improve the comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU will be applied retrospectively for interim and annual periods beginning after December 15, 2011. Early application is permitted. We are currently evaluating the requirements of this update and have not yet determined which presentation option we will elect.

In September 2011, the FASB updated FASB ASC 350, Intangibles – Goodwill and Other to provide an entity the option, when evaluating goodwill and other assets for possible impairment, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing this assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments are effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. We are currently evaluating the requirements of this update but do not anticipate it will have a material impact on our consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. We are required to adopt this guidance beginning with our quarterly financial statements for the quarter ending March 31, 2012 and we do not expect it to have a material impact on our consolidated financial statements.

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

During 2010, we and the sellers reached agreement on post-closing working capital related adjustments that reduced the purchase price by $4.7 million. In addition, as a result of further evaluation of asset appraisals, contingencies and other factors, in accordance with FASB ASC 805, Business Combinations, we determined that certain adjustments were required to be made to the February 12, 2010 original allocation of the purchase price to assets acquired and liabilities assumed. The adjustments included $0.6 million recorded in 2011 to reduce the fair value of acquired accounts receivable.

The following summarizes the impact of the adjustments recorded since the original estimated purchase price allocation together with the final purchase price allocation:

In thousands	As originally presented	Cumulative Adjustments	Final
Assets
Cash	$2,792	$–	$2,792
Accounts receivable	24,703	(583)	24,120
Inventory	28,034	–	28,034
Prepaid and other current assets	5,941	(1,316)	4,625
Plant, equipment and timberlands	177,253	9,101	186,354
Intangible assets	3,138	1,902	5,040
Deferred tax assets and other assets	20,738	(5,830)	14,908
Total	262,599	3,274	265,873
Liabilities
Accounts payable and accrued expenses	25,322	611	25,933
Deferred tax liabilities	1,267	4,069	5,336
Other long term liabilities	212	3,310	3,522
Total	26,801	7,990	34,791
Total purchase price	$235,798	$(4,716)	$231,082

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

Glatfelter 2011 Form 10-K        37

in the accompanying consolidated statements of income. Deferred financing fees incurred in connection with issuing debt related to the acquisition totaled $3.0 million. The unamortized fees are recorded in the accompanying consolidated balance sheet under the caption “Other assets”.

In addition, in connection with the Concert acquisition, we entered into a series of forward foreign currency contracts to hedge the acquisition’s Canadian dollar purchase price. All contracts were settled for cash during the first quarter of 2010 and resulted in a $3.4 million loss, net of realized currency translation gains, which is presented under the caption “Other – net” in the accompanying condensed consolidated statements of income.

Our results of operations for 2010 include the results of Concert prospectively from the February 12, 2010 date of acquisition. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Revenue and operating income of this operation included in our consolidated statements of income totaled $252.0 million and $13.4 million, respectively in 2011 and $193.5 million and $4.4 million, respectively, for 2010.

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

The U.S. Internal Revenue Code provided a tax credit for companies that use alternative fuel mixtures to produce energy to operate their businesses. The credit, equal to $0.50 per gallon of alternative fuel contained in the mixture, was refundable to the taxpayer. On May 11, 2009, we were notified by the Internal Revenue Service that our application to be registered as an alternative fuel mixer was approved. We earned $107.8 million of alternative fuel mixture credits for the alternative fuel mixture consumed during the period February 20, 2009 through December 31, 2009. We recorded all alternative fuel mixture credits as a reduction to cost of goods sold in 2009.

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

The following table summarizes this activity for each of the past three years:

In thousands	2011	2010	2009
Energy sales	$10,992	$14,296	$20,128
Costs to produce	(9,319)	(10,403)	(11,883)
Net energy sales	1,673	3,893	8,245
Renewable energy credits	7,671	6,760	5,087
Total energy and related sales, net	$9,344	$10,653	$13,332

6.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2011, 2010 and 2009, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2011
Timberlands	942	$3,821	$3,590
Other	n/a	670	360
Total		$4,491	$3,950
2010
Timberlands	164	$387	$373
Other	n/a	177	80
Total		$564	$453
2009
Timberlands	319	$951	$906
Other	n/a	—	(8)
Total		$951	$898

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

In thousands, except per share	2011	2010	2009
Net income	$42,694	$54,434	$123,442
Weighted average common shares outstanding used in basic EPS	45,228	45,922	45,678
Common shares issuable upon exercise of dilutive stock options, restricted stock awards and performance awards	566	452	96
Weighted average common shares outstanding and common share equivalents used in diluted EPS	45,794	46,374	45,774
Basic EPS	$0.94	$1.19	$2.70
Diluted EPS	0.93	1.17	2.70

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

In thousands	2011	2010	2009
Potential common shares	891	1,405	2,215
8.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from operations consisted of the following:

	Year Ended December 31
In thousands	2011	2010	2009
Current taxes
Federal	$6,943	$(8,238)	$29,848
State	(1,762)	(392)	4,050
Foreign	2,637	4,540	8,787
	7,818	(4,090)	42,685
Deferred taxes and other
Federal	(3,908)	(17,530)	(23,943)
State	(286)	(131)	3,760
Foreign	4,527	846	(2,798)
	333	(16,815)	(22,981)
Income tax provision/(benefit)	$8,151	$(20,905)	$19,704

The amounts set forth above for total deferred taxes and other included a deferred tax benefit of $1.5 million in 2011, a deferred tax benefit of $17.6 million in 2010 and $23.0 million in 2009. Other taxes totaled an expense of $1.8 million, $0.8 million, and $0.0 million in 2011, 2010 and 2009, respectively, associated with the deferred tax impact of uncertain tax positions.

The following are the domestic and foreign components of pretax income from operations:

	Year Ended December 31
In thousands	2011	2010	2009
United States	$(991)	$2,384	$122,657
Foreign	51,836	31,145	20,489
Total pretax income	$50,845	$33,529	$143,146

Glatfelter 2011 Form 10-K        39

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax (benefit)/provision is as follows:

	Year Ended December 31
	2011	2010	2009
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.7	1.4	0.7
Foreign income tax rate differential	(6.8)	(4.9)	(0.5)
Change in statutory tax rates	0.9	1.5	(0.3)
Tax credits	(2.0)	(7.8)	(1.8)
Change in unrecognized tax benefits, net	(11.6)	(12.4)	8.0
Cellulosic biofuel credit, net of incremental state tax and manufacturing deduction benefit	–	(69.3)	–
Adjustment for prior year estimates	–	(6.8)	–
Alternative fuel mixture credits	–	–	(26.4)
Valuation allowance	3.2	–	–
Other	(3.4)	1.0	(0.9)
Provision/(benefit) for income taxes	16.0%	(62.3)%	13.8%

The sources of deferred income taxes were as follows at December 31:

	2011		2010
In thousands	Current Asset (Liability)	Non current Asset (Liability)	Current Asset (Liability)	Non-current Asset (Liability)
Reserves	$5,908	$10,595	$5,628	$10,422
Compensation	3,481	5,064	3,850	4,070
Post-retirement benefits	1,325	18,467	1,807	18,225
Property	–	(96,798)	692	(98,012)
Pension	342	(18,190)	449	(43,428)
Installment sales	–	–	–	(14,030)
Inventories	125	–	348	–
Other	(246)	1,985	78	5,617
Tax carryfwds	3,313	47,294	8,002	57,547
Subtotal	14,248	(31,583)	20,854	(59,589)
Valuation allowance	(1,586)	(25,946)	(2,925)	(22,895)
Total	$12,662	$(57,529)	$17,929	$(82,484)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2011	2010
Prepaid expenses and other current assets	$12,662	$17,929
Other long term assets	12,262	12,434
Deferred income taxes	69,791	94,918

At December 31, 2011, we had state and foreign tax net operating loss (“NOL”) carryforwards of $76.2 million and $258.1 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2014 and 2031; certain foreign NOL carryforwards expire between 2013 and 2031.

In addition, we had federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, various state tax credit carryforwards totaling $0.4 million, which expire between 2014 and 2027, and foreign investment tax credits of $4.0 million which expire between 2019 and 2031.

We have established a valuation allowance of $27.5 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain deferred foreign tax credits.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. In 2011, we recorded tax credits of $1.0 million related to research and development credits and the fuels tax credits. Similar tax credits of $2.6 million were recorded in both 2010 and 2009.

At December 31, 2011 and 2010, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $197.4 million and $160.8 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2011, and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements. The determination of additional taxes that have not been provided is not practicable.

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

As of December 31, 2011, 2010 and 2009, we had $29.7 million, $38.7 million and $40.1 million of gross unrecognized tax benefits, respectively. As of December 31, 2011, if such benefits were to be recognized, approximately $29.7 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2011	2010	2009
Balance at January 1	$38.7	$40.1	$29.2
Increases in tax positions for prior years	0. 8	1.6	0.7
Decreases in tax positions for prior years	(7.5)	(1.8)	–
Acquisition related:
Purchase Accounting	–	3.2	–
Decrease for prior years(1)	–	(2.2)	–
Increases in tax positions for current year	1.1	1.9	11.2
Settlements	(0.1)	–	(0.8)
Lapse in statutes of limitations	(3.3)	(4.1)	(0.2)
Balance at December 31	$29.7	$38.7	$40.1

(1)	in connection with purchase accounting for the Concert transaction, we recorded a $2.2 million reserve for an uncertain tax position and at the same time recorded a receivable from the seller due to an indemnification agreement. Prior to the end of 2010, a tax ruling was issued that eliminated this tax risk resulting in the elimination of both items.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2008 – 2011	N/A
State	2005 – 2011	2004, 2006, 2008, 2009
Canada(1)	2007 – 2011	2006 – 2009
Germany(1)	2007 – 2011	2004 – 2009
France	2009 – 2011	N/A
United Kingdom	2008 – 2011	N/A
Philippines	2010 – 2011	2009

(1)	includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $5.2 million. Substantially all of this range relates to tax positions taken in the U.S., the U.K. and in Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. We recorded a benefit of $2.1 million during 2011, and in total, as of December 31, 2011, had recognized a liability for interest of $1.7 million. During 2010, we accrued minimal interest, and in total, as of December 31, 2010 had recognized a liability for interest of $3.8 million. During 2009, we accrued interest of $1.1 million and had recognized a liability for interest of $3.8 million at December 31, 2009. We did not record any penalties associated with uncertain tax positions during 2011, 2010 or 2009.

9.	STOCK-BASED COMPENSATION

On April 29, 2009, our shareholders approved the P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) authorizing, among other things, the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants. The LTIP provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2011, there were 2,202,444 shares of common stock available for future issuance under the LTIP.

Since the approval of the LTIP, we have issued to eligible participants restricted stock units, performance share awards and stock only stock appreciation rights (“SOSARs”).

Glatfelter 2011 Form 10-K        41

Restricted Stock Units (“RSUs”) and Performance Share Awards (“PSAs”)    Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is based solely on the passage of time, generally on a graded scale over a three, four, and five-year period. PSAs were first issued in March 2011 to members of senior management and cliff vest December 31, 2013, assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock.

The following table summarizes RSU and PSA activity during the past three years:

Units	2011	2010	2009
Outstanding at Jan. 1,	579,801	564,037	486,988
Granted	251,031	203,889	205,360
Forfeited	(28,254)	(37,368)	(8,700)
Restriction lapsed/shares delivered	(14,490)	(150,757)	(119,611)
Outstanding at Dec. 31,	788,088	579,801	564,037
Dollars in thousands
Compensation expense	$2,069	$1,708	$1,622

The amount granted in 2011 includes 98,187 PSAs. The weighted average grant fair value per unit for awards in 2011, 2010 and 2009 was $12.47, $13.24 and $10.11, respectively. As of December 31, 2011, unrecognized compensation expense for outstanding RSUs and PSAs totaled $3.9 million. The weighted average remaining period over which the expense will be recognized is 3.1 years.

Stock Only Stock Appreciation Rights    The following table sets forth information related to outstanding SOSARS.

	2011		2010		2009
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at Jan. 1,	2,061,877	$12.28	1,762,020	$11.84	718,810	$14.63
Granted	345,290	12.56	470,520	13.77	1,043,210	9.91
Exercised	–	–	–	–	–	–
Canceled	(169,703)	12.41	(170,663)	11.81	–	–
Outstanding at Dec. 31,	2,237,464	12.31	2,061,877	12.28	1,762,020	$11.84
Exercisable at Dec. 31,	1,494,028	12.41	1,135,281	12.78	390,575	14.89
Vested and expected to vest	2,015,517		2,059,524		1,676,227
Weighted average grant date fair value per share		$4.09		$4.65		$2.83
Aggregate grant date fair value (in thousands)		1,412		2,179		2,957
Black-Scholes Assumptions
Dividend yield		2.87%		2.61%		3.63%
Risk free rate of return		2.55		2.48		2.26
Volatility		41.91		42.34		40.59
Expected life		6 yrs		6yrs		6yrs
Compensation expense (in thousands)	$1,564		$2,254		$1,880

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period. As of December 31, 2011, the intrinsic value of SOSARs vested and expected to vest totaled $3.5 million. The remaining weighted average contractual life of outstanding SOSARs was 7.1 years as of December 31, 2011.

Our LTIP also permits the issuance of nonqualified stock options; however, we have not issued any options since 2004. As of December 31, 2011, 171,920 stock options were outstanding with a weighted average exercise price of $13.57 per share. All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant. The exercise price represents the quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant. As of December 31, 2011, the intrinsic value of outstanding stock options totaled $0.1 million.

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

	Pension Benefits		Other Benefits
In millions	2011	2010	2011	2010
Change in Benefit Obligation
Balance at beginning of year	$434.3	$406.1	$58.5	$62.6
Service cost	10.3	9.5	2.9	2.9
Interest cost	24.2	23.9	2.8	3.4
Plan amendments	2.0	1.2	–	–
Participant contributions	–	–	1.7	1.0
Actuarial (gain)/loss	33.8	17.9	(4.4)	(5.7)
Benefits paid	(34.4)	(24.3)	(4.7)	(5.7)

Balance at end of year	$470.2	$434.3	$56.8	$58.5

Change in Plan Assets
Fair value of plan assets at beginning of year	$526.4	$485.7	$6.2	$6.3
Actual (loss) return on plan assets	(2.6)	63.2	–	0.9
Total contributions	8.8	1.8	3.8	3.7
Benefits paid	(34.4)	(24.3)	(4.7)	(4.7)

Fair value of plan assets at end of year	498.2	526.4	5.3	6.2

Funded status at end of year	$28.0	$92.1	$(51.5)	$(52.3)

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2011	2010	2011	2010
Other long-term assets	$59.8	$129.2	$–	$–
Current liabilities	(1.8)	(8.6)	(3.4)	(3.9)
Other long-term liabilities	(30.0)	(28.5)	(48.1)	(48.4)
Net amount recognized	$28.0	$92.1	$(51.5)	$(52.3)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2011	2010	2011	2010
Prior service cost/(credit)	$14.9	$15.5	$(2.8)	$(4.2)
Net actuarial loss	234.0	170.8	9.2	14.1

The accumulated benefit obligation for all defined benefit pension plans was $451.7 million and $417.1 million at December 31, 2011 and 2010, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate – benefit obligation	5.09%	5.80%	4.45%	5.10%
Future compensation growth rate	4.0	4.0	–	–

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates ranged from 4.97% to 6.07% for the pension plans and for other benefit plans ranged from 4.65% to 5.22%.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2011	2010
Projected benefit obligation	$31.8	$37.1
Accumulated benefit obligation	27.9	32.0
Fair value of plan assets	–	–

Net periodic benefit cost (income) includes the following components:

	Year Ended December 31
In millions	2011	2010	2009
Pension Benefits
Service cost	$10.3	$9.5	$8.6
Interest cost	24.2	23.9	23.4
Expected return on plan assets	(42.0)	(40.3)	(39.8)
Amortization of prior service cost	2.6	2.5	2.2
Amortization of actuarial loss	13.3	13.6	12.6
One-time settlement charge	2.0	–	–

Total net periodic benefit cost	$10.4	$9.2	$7.0

Other Benefits
Service cost	$2.9	$2.9	$2.6
Interest cost	2.8	3.4	3.5
Expected return on plan assets	(0.5)	(0.5)	(0.5)
Amortization of prior service cost/(credit)	(1.2)	(1.2)	(1.2)
Amortization of actuarial loss	0.9	1.5	2.1

Total net periodic benefit cost	$4.9	$6.1	$6.5

Glatfelter 2011 Form 10-K        43

In connection with the December 31, 2010 retirement of our former chief executive officer and the lump-sum distribution in July 2011 of accrued pension benefits due to him, we recorded a $2.0 million one-time pension settlement charge in 2011.

The prior service cost and actuarial net (gain) loss for our defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into our results of operations as a component of net periodic benefit cost over the next fiscal year are $2.5 million and $17.6 million, respectively. The comparable amounts of expected amortization for other benefit plans are a credit of $0.9 million and expense of $0.7 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31

In millions	2011	2010
Pension Benefits
Actuarial (gain) loss	$76.5	$(4.5)
Prior service cost	2.1	1.2
Amortization of prior service cost	(2.6)	(2.5)
Amortization of actuarial losses	(13.3)	(13.6)

Total recognized in other comprehensive (income) loss	62.7	(19.4)

Total recognized in net periodic benefit cost and other comprehensive income (loss)	$73.1	$(10.2)

Other Benefits
Actuarial (gain) loss	$(3.8)	$(6.0)
Amortization of prior service cost	1.2	1.2
Amortization of actuarial losses	(0.9)	(1.5)

Total recognized in other comprehensive (income) loss	(3.5)	(6.3)

Total recognized in net periodic benefit cost and other comprehensive loss	$1.4	$(0.2)

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31

In millions	2011	2010	2009
Pension Benefits
Discount rate – benefit expense	5.81%	6.10%	6.25%
Future compensation growth rate	4.0	4.0	4.0
Expected long-term rate of return on plan assets	8.5	8.5	8.5
Other Benefits
Discount rate – benefit expense	5.12	5.90	6.25%
Expected long-term rate of return on plan assets	8.5	8.5	8.5

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2011	2010
Health care cost trend rate assumed for next year	7.90%	8.10%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate rate	2028	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point

In millions	increase	decrease
Effect on:
Post-retirement benefit obligation	$3.6	$(3.2)
Total of service and interest cost components	0.5	(0.4)

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

Risk is minimized by diversification by asset class, by style of each manager and by sector and industry limits when applicable. The target allocation for the Plan assets are:

Domestic Equity
Large cap	39%
Small and mid cap	13
International equity	13
Real Estate Investment Trusts (REIT)	5
Fixed income, cash and cash equivalents	30

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

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	Fair Value Measurements at December 31, 2011
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$164.5	$164.5	$–	$–
Small and mid cap	57.7	57.7	–	–
Other	0.6	0.5	0.1	–
International equity	79.7	48.3	31.4	–
REIT	26.4	26.4	–	–
Fixed income	157.3	83.4	73.9	–
Cash and equivalents	17.3	–	17.3	–
Total	$503.5	$380.8	$122.7	$–

	Fair Value Measurements at December 31, 2010
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$185.8	$185.8	$–	$–
Small and mid cap	67.5	67.5	–	–
International equity	93.7	57.8	35.9	–
REIT	24.1	24.1	–	–
Fixed income	147.4	59.5	87.9	–
Cash and equivalents	14.1	0.2	13.9	–
Total	$532.6	$394.9	$137.7	$–

Cash Flow    We were not required to make contributions to our qualified pension plan in 2011 nor do we expect to make any to this plan in 2012. Benefit payments expected to be made in 2012 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$1,812
Other benefit plans	4,269

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2012	$29,451	$4,269
2013	29,684	4,244
2014	29,973	4,617
2015	30,263	4,648
2016	30,417	4,822
2017 through 2021	153,495	24,708

Defined Contribution Plans    We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 15% of their salary to these plans, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock. The expense associated with our 401(k) match was $1.3 million, $1.0 million and $0.9 million in 2011, 2010 and 2009, respectively.

11.	INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2011	2010
Raw materials	$57,547	$52,538
In-process and finished	93,096	94,118
Supplies	56,064	54,421
Total	$206,707	$201,077

We value all of our U.S. inventories, excluding supplies, on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $22.1 million and $20.2 million higher than reported at December 31, 2011 and 2010, respectively. During 2011 and 2010, we liquidated certain LIFO inventories, the effect of which did not have a significant impact on results of operations.

Glatfelter 2011 Form 10-K        45

12.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2011	2010
Land and buildings	$186,846	$185,469
Machinery and equipment	1,102,709	1,080,065
Furniture, fixtures, and other	117,082	109,168
Accumulated depreciation	(850,255)	(807,441)
	556,382	567,261
Construction in progress	34,576	30,904
Asset retirement obligation, net	7,968	8,829
Timberlands, less depletion	3,024	1,176
Total	$601,950	$608,170

13.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets which are recorded in the caption “Other long-term assets” in the accompanying consolidated balance sheets:

	December 31
In thousands	2011	2010
Goodwill – Composite Fibers	$16,161	$16,483
Specialty Papers
Customer relationships	$6,155	$6,155
Composite Fibers
Technology and related	4,174	4,194
Customer relationships and related	1,790	1,799
Advanced Airlaid Materials
Technology and related	1,560	1,594
Customer relationships and related	3,238	3,350
Total intangibles	16,917	17,092
Accumulated amortization	(7,027)	(5,245)
Net intangibles	$9,890	$11,847

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

In thousands	2011	2010
Aggregate amortization expense:	$1,858	$1,763
Estimated amortization expense:
2012	1,816
2013	1,346
2014	1,346
2015	1,346
2016	884

The remaining weighted average useful life of intangible assets was 9.5 years at December 31, 2011.

14.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2011	2010
Pension	$59,821	$129,207
Installment note receivable	–	43,183
Goodwill and intangibles	26,051	28,330
Other	26,690	30,167
Total	$112,562	$230,887

15.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2011	2010
Accrued payroll and benefits	$48,654	$47,205
Other accrued compensation and retirement benefits	6,253	13,491
Income taxes payable	3,543	2,192
Accrued rebates	10,839	16,086
Other accrued expenses	28,309	30,342
Total	$97,598	$109,316

16.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2011	2010
Revolving credit facility, due May 2014	n/a	$–
Revolving credit facility, due Nov. 2016	$27,000	–
7 1/8% Notes, due May 2016	200,000	200,000
7 1/8% Notes, due May 2016 – net of original issue discount	–	95,529
Term Loan, due January 2013	–	36,695
Total long-term debt	227,000	332,224
Less current portion	–	–
Long-term debt, excluding current portion	$227,000	$332,224

On November 21, 2011, we entered into an amendment to our revolving credit agreement with a consortium of banks (the “Revolving Credit Agreement”) which increased the amount available for borrowing to $350 million, extended the maturity of the facility to November 21, 2016, and instituted a lower interest rate pricing grid.

For all U.S. dollar denominated borrowings under the Revolving Credit Agreement, the borrowing rate is, at our option, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the federal funds rate plus 50 basis points plus an applicable spread ranging from 25 basis points to 125 basis points based on our corporate credit ratings determined by Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. (the “Corporate

Credit Rating”); or iii) the daily Euro-rate plus 100 basis points; or (b) the daily Euro-rate plus an applicable margin ranging from 125 basis points to 225 basis points based on the Corporate Credit Rating. For non-US dollar denominated borrowings, interest is based (b) above.

The Revolving Credit Agreement contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; ii) a consolidated EBITDA to interest expense ratio; and iii) beginning December 31, 2015, a minimum liquidity ratio. A breach of these requirements would give rise to certain remedies under the Revolving Credit Agreement, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On April 28, 2006 we completed an offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due 2016 (“7 1/8% Notes”). Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering. The proceeds were primarily used to redeem $150.0 million aggregate principal amount of our then outstanding notes plus the payment of applicable redemption premium and accrued interest.

On February 5, 2010, we issued $100 million in aggregate principal amount of 7 1/8% Notes due 2016. The notes were issued at 95.0% of the principal amount. Net proceeds from this offering after deducting offering fees and expenses, were used to fund, in part, the Concert acquisition. Pursuant to the optional redemption provisions contained in the Indenture, we elected to redeem all of these notes on December 21, 2011 at 103.563% of par using, in part, borrowings under the Revolving Credit Agreement. The $3.6 million redemption premium is reported under the caption “other non-operating expenses – other-net” in the accompanying consolidated statements of income. The write-off of the related unamortized deferred financing fees and original issue discount totaled $5.9 million and are reported under the caption “Interest expense” in the accompanying consolidated statements of income.

Interest on the 7 1/8% Notes accrues at the rate of 7 1/8% per annum and is payable semiannually in arrears on May 1 and November 1.

The 7 1/8% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2011, we met all of the requirements of our debt covenants.

In November 2007, we sold approximately 26,000 acres of timberland. In connection with that transaction, we formed GPW Virginia Timberlands LLC (“GPW Virginia”) as an indirect, wholly owned and bankruptcy-remote subsidiary of ours. GPW Virginia received as consideration for the timberland sold in that transaction a $43.2 million, interest-bearing note that matures in 2027 from the buyer, Glawson Investments Corp. (“Glawson”), a Georgia corporation, and GIC Investments LLC, a Delaware limited liability company owned by Glawson. The Glawson note receivable was fully secured by a letter of credit issued by The Royal Bank of Scotland plc. In January 2008, GPW Virginia monetized the Glawson note receivable by entering into a $36.7 million term loan agreement (the “2008 Term Loan”) with a financial institution. The 2008 Term Loan was secured by all of the assets of GPW Virginia, including the Glawson note receivable, the related letter of credit and additional notes with an aggregate principal amount of $9.2 million that we issued in favor of GPW Virginia (the “Company Note”). The principal amount of the 2008 Term Loan was due on January 15, 2013.

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

On October 7, 2011, the credit rating of The Royal Bank of Scotland, the letter of credit issuer behind the Glawson Note, fell below the required minimum level. To avoid the occurrence of an event of default associated with the credit downgrade, on December 5, 2011, we, Glawson and SunTrust, as trustee, agreed to collapse the transaction, the effect of which was: i) the acceleration of

Glatfelter 2011 Form 10-K        47

the maturity date of the Glawson Note to December 5, 2011; (ii) satisfaction in full of the $43.2 million Glawson Note owed to us; and iii) the satisfaction in full of the $36.7 million indebtedness owed by us to SunTrust under the Term Loan Agreement. As a result, we received net proceeds of approximately $6.2 million, after accrued interest.

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands
2012	$–
2013	–
2014	–
2015	–
2016	227,000

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2011 and 2010, we had $4.6 million and $5.4 million, respectively, of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit outstanding as of December 31, 2011, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to completed over the next five years, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions, were accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period.

Following is a summary of the reserve for asset retirement obligations for the periods indicated:

In thousands	2011	2010
Beginning balance	$(9,717)	$(11,292)
Upward revision	(611)	–
Payments	1,199	2,179
Accretion	(550)	(604)
Ending balance	$(9,679)	$(9,717)

Of the total liability at the end of 2011 and 2010, $1.5 million is recorded in the accompanying consolidated balance sheets under the caption “Other current liabilities” and $8.2 million is recorded under the caption “Other long-term liabilities.”

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2011		2010
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate Bonds	$200,000	$204,000	$295,529	$304,115
Variable rate debt	27,000	27,000	36,695	37,780
Total	$227,000	$231,000	$332,224	$341,895

As of December 31, 2011, we had $200.0 million of 7 1/8% fixed rate debt, and as of December 31, 2010, we had $300.0 million of this debt, $100.0 million of which was recorded net of unamortized original issue discount. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics. The fair value of financial derivatives is set forth below in Footnote 19.

19.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

Derivatives Designated as Hedging Instruments – Cash Flow Hedges    In 2011, we began to use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs expected to be incurred over a maximum of twelve months. Currency forward contracts involve fixing the EUR-USD exchange rate or USD-CAD for delivery of a specified amount of foreign currency on a specified date.

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases or certain production labor costs with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is subsequently reclassified into cost of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying consolidated statement of income as non-operating income (expense) under the caption “Other – net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31,
In thousands	2011	2010
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	22,730	–
U.S. dollar / Canadian dollar	11,019	–

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments – Foreign Currency Hedges    We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying statement of operations under the caption “Other – net.”

	December 31,
In thousands	2011	2010
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	25,500	57,000
Euro / British Pound	–	3,000
Philippine peso / U.S. dollar	150,000	247,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

In thousands	Prepaid and Other Current Assets		Other Current Liabilities
	2011	2010	2011	2010
Designated as hedging:
Forward foreign currency exchange contracts	$1,520	$–	$–	$–
Not designated as hedging:
Forward foreign currency exchange contracts	$338	$–	$15	$581

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

In thousands	2011	2010	2009
	Gains (losses)
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$174	$–	$–
Ineffective portion – other – net	165	–	–
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(686)	$(1,047)	$(400)

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted

Glatfelter 2011 Form 10-K        49

prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described in Note 2.

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2011	2010
Balance at January 1,	$–	$–
Deferred gains on cash flow hedges	1,823	–
Reclassified to earnings	(174)	–
Balance at December 31,	$1,649	$–

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve months and the amount ultimately recognized will vary depending on actual market rates.

Credit risk related to derivative activity arises in the event a counterparty fails to meet its obligations to us. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

20.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2011	2010	2009
Shares outstanding at beginning of year	45,976	45,706	45,434
Shares repurchased	(3,505)	–	–
Treasury shares issued for:
Restricted stock awards	14	112	86
401(k) plan	143	132	169
Director compensation	12	12	17
Employee stock options exercised	10	14	–
Shares outstanding at end of year	42,650	45,976	45,706
21.	SHARE REPURCHASES

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock. The following table summarizes share repurchases through December 31, 2011, made under this program:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases(1)	3,505,485	(48,799)
Remaining authorization		$1,201
(1)	Amounts reflect trades entered into through December 31, 2011. Cash spent on settled transactions, excluding commissions, totaled $47.9 million.

In January 2012, we completed additional share repurchases fully utilizing the authorized amount.

22.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments    The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2012	$4,425	$77,096
2013	3,360	27,157
2014	2,454	16,390
2015	1,948	721
2016	1,646	428
Thereafter	6,466	7

Other contractual obligations primarily represent minimum purchase commitments under energy and pulp wood supply contracts and other purchase obligations.

At December 31, 2011, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $20.3 million and $121.8 million, respectively.

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

Government Action.    On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the “Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which approximates $17 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5. On March 29, 2011, the United States filed a motion for a preliminary injunction against NCR and API to require NCR and API to implement work in 2011 at a rate described as “full-scale sediment remediation.” On July 5, 2011, that motion was denied; in the course of that ruling, the court found that the governments were not likely to show that API was liable under CERCLA at all. The governments have since filed a renewed motion against NCR alone, which was again denied. API has moved for summary judgment on

Glatfelter 2011 Form 10-K        51

the ground that it is not liable at all, and that motion has been denied. The United States has now sought to begin active litigation of this case against the recipients of the UAO other than Georgia-Pacific (which has settled), including us.

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

Settlements.    Certain parties have resolved their liability to the United States affording them contribution protection. These settlements are embodied in consent decrees. Notably, we entered into the OU1 CD. Also, in a case captioned United States v. George A. Whiting Paper Co., the district court entered two consent decrees under which 13 de minimis defendants in the Whiting Litigation settled with the United States and Wisconsin. The Court of Appeals for the Seventh Circuit denied an appeal of these settlements by NCR and API on May 4, 2011. Further, Georgia-Pacific Consumer Products LP, has entered into a consent decree resolving its liability for NRDs and a separate consent decree in the Government Action that resolves all of its liabilities except for the downstream portion of the OU4 remedy. Finally, the United States has lodged a consent decree that would resolve the liability of itself and two municipalities and has moved for entry of that decree. We oppose entry of that consent decree, which the district court must approve. The United States or the State of Wisconsin may enter into settlements with us or with other parties that would affect our ultimate obligations because settling parties may become unavailable to pay any share other than their settlement amount, depending upon the terms of the settlement and the court’s order entering any consent decree.

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

We also filed counterclaims against NCR and API to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Site. Other defendants have similar claims. On February 28, 2011, the district court granted our summary judgment motions on those counterclaims in part and denied them in part. The court granted a declaration that NCR and API are liable to us (and to others) in contribution for 100% of any costs of response (that is, clean up) that we may be required to pay for work in OU2-5 in the future. The court requires further proceedings to decide whether or to what extent NCR and API owe contribution to us and others for costs that we and others incurred in the past and costs that we and others incurred in connection with OU1. On September 30, 2011, the court clarified its ruling with respect to NRDs and natural resource damage assessment costs, holding that NCR and API owe full contribution to us (and others) for NRDs or natural resource damage assessment costs that we have paid or may be required to pay in the future. The remaining issues on our pending counterclaims under the Superfund statute were litigated at a trial which began February 21, 2012. We expect the court to determine the precise amounts due us on our counterclaims with respect to costs and damages we have already paid.

Reserves for the Site.    As of December 31, 2011, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.6 million. Of our total reserve for the Fox River, $0.3 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

Glatfelter 2011 Form 10-K        53

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

Ecusta Environmental Matters    Beginning in April 2003, government authorities, including the North Carolina Department of Environment and Natural Resources (“NCDENR”), initiated discussions with us and other parties regarding, among other environmental issues, certain landfill closure liabilities associated with our former Ecusta mill and its properties (the “Ecusta Property”). The discussions focused on NCDENR’s desire to establish a plan and secure financial resources to close three landfills located at the Ecusta Property and to address other environmental matters at the facility. During the third quarter of 2003, the discussions ended with NCDENR’s conclusion to hold us responsible for the closure of three landfills. Accordingly, in 2003 we established reserves totaling approximately $7.6 million representing estimated landfill closure costs. During 2009, we completed the closure of the last of those three landfills (collectively, the “Landfill Closure and Post-Closure Obligations”). All Landfill Closures have been completed in accordance with plans submitted and approved by NCDENR. We continue to satisfy any Post-Closure Obligations, the financial impact of which are not material to our consolidated financial position or results of operations.

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

On January 25, 2008, we entered into a series of agreements with, among others, Davidson River Village, LLC (“DRV”)- the current owner of the Ecusta Property pursuant to which we transferred potential liabilities for certain environmental matters at the Ecusta Property to DRV (the “DRV Transaction”). In connection with the DRV Transaction, DRV assumed, and indemnified us for, liability arising from environmental matters and conditions at the Ecusta Property with certain exceptions, including the Landfill Closure and Post-Closure Obligations and investigation and remediation (if necessary) of any pollutants that may have migrated from the Ecusta Property to the Davidson and French Broad Rivers (the “River Areas”), which liabilities were retained by us. During 2011, the plan for remediation of the mercury releases described above was completed and accepted by the environmental agencies.

Glatfelter 2011 Form 10-K        55

23.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the year ended December 31, 2011 In millions	Specialty Papers	Composite Fibers	Advanced Airlaid Materials	Other and Unallocated	Total
Net sales	$875.1	$476.0	$252.0	$–	$1,603.2
Energy and related sales, net	9.3	–	–	–	9.3
Total revenue	884.4	476.0	252.0	–	1,612.5
Cost of products sold	775.7	395.7	227.7	7.2	1,406.3
Gross profit	108.7	80.3	24.3	(7.2)	206.2
SG&A	51.4	39.5	10.9	23.0	124.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(4.0)	(4.0)
Total operating income (loss)	57.3	40.8	13.4	(26.2)	85.3
Non-operating income (expense)	–	–	–	(34.4)	(34.4)
Income (loss) before income taxes	$57.3	$40.8	$13.4	$(60.7)	$50.8
Supplementary Data
Plant, equipment and timberlands, net	$250.2	$176.2	$175.6		$602.0
Depreciation, depletion and amortization	36.0	24.8	8.5	–	69.3
Capital expenditures	31.4	22.5	10.6	–	64.5

For the year ended December 31, 2010 In millions	Specialty Papers	Composite Fibers	Advanced Airlaid Materials	Other and Unallocated	Total
Net sales	$842.6	$419.2	$193.5	$–	$1,455.3
Energy and related sales, net	10.7	–	–	–	10.7

Total revenue	853.3	419.2	193.5	–	1,466.0
Cost of products sold	740.2	350.5	181.7	7.4	1,279.7

Gross profit	113.1	68.7	11.8	(7.4)	186.2
SG&A	54.7	35.8	7.4	24.3	122.1
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(0.5)	(0.5)

Total operating income (loss)	58.4	32.9	4.4	(31.2)	64.6
Non-operating income (expense)	–	–	–	(31.1)	(31.1)

Income (loss) before income taxes	$58.4	$32.9	$4.4	$(62.3)	$33.5

Supplementary Data
Plant, equipment and timberlands, net	$251.3	$181.6	$175.3	$–	$608.2
Depreciation, depletion and amortization	34.9	23.7	7.2	–	65.8
Capital expenditures	24.1	8.2	4.2	–	36.5

For the year ended December 31, 2009 In millions	Specialty Papers	Composite Fibers	Advanced Airlaid Materials	Other and Unallocated	Total
Net sales	$791.9	$392.1	$–	$–	$1,184.0
Energy and related sales, net	13.3	–	–	–	13.3

Total revenue	805.2	392.1	–	–	1,197.3
Cost of products sold	693.9	334.4	–	(100.7)	927.6

Gross profit	111.3	57.7	–	100.7	269.8
SG&A	55.4	35.8	–	19.1	110.3
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(0.9)	(0.9)

Total operating income (loss)	55.9	21.9	–	82.6	160.4
Non-operating income (expense)	–	–	–	(17.3)	(17.3)

Income (loss) before income taxes	$55.9	$21.9	$–	$65.3	$143.1

Supplementary Data
Plant, equipment and timberlands, net	$262.8	$207.8	$–	$–	$470.6
Depreciation, depletion and amortization	37.5	23.7	–	–	61.3
Capital expenditures	14.2	12.1	–	–	26.3

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

Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture credits, debt redemption costs, restructuring related charges, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core papermaking businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, transfer, casting, release, postal, playing card, FDA-compliant food and beverage applications, and other niche specialty applications.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2011	2010	2009
Carbonless & forms	$368,582	$359,033	$320,088
Book publishing	166,506	168,155	176,646
Envelope & converting	170,380	157,202	146,812
Engineered products	166,660	155,257	143,490
Other	2,950	2,967	4,879
Total	$875,078	$842,614	$791,915

Glatfelter 2011 Form 10-K        57

Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage papers used for single-serve coffee and tea products and other applications;

•	Metallized products used in the labeling of beer bottles, innerliners, gift wrap, self-adhesive labels and other consumer products applications;

•	Composite Laminates papers used in production of decorative laminates, furniture and flooring applications; and

•	Technical Specialties is a diverse line of paper products used in batteries, medical masks and other highly engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2011	2010	2009
Food & beverage	$284,748	$242,882	$233,899
Metallized	95,276	88,753	81,388
Composite laminates	53,334	50,801	46,442
Technical specialties and other	42,671	36,781	30,366
Total	$476,029	$419,217	$392,095

On February 12, 2010, we acquired Concert Industries Corp., which we now operate as the Advanced Airlaid Materials business unit. This business unit is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture a diverse range of consumer and industrial products for growing global end-user markets. These products include:

•	feminine hygiene;

•	adult incontinence;

•	home care such as specialty wipes;

•	table top and towels; and

•	food pads and other.

In thousands	2011	2010	2009
Feminine hygiene	$206,724	$157,691	–
Adult Incontinence	6,083	6,146	–
Home care	24,492	17,902	–
Food pads	9,526	8,200	–
Other	5,222	3,560	–
Total	$252,047	$193,499	–

No individual customer accounted for more than 10% of our consolidated net sales in 2011, 2010 or 2009. However, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in 2011 and 2010.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2011		2010		2009
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$933,357	$250,217	$880,089	$251,318	$824,833	$262,807
Germany	410,183	181,537	327,952	198,585	191,660	124,881
United Kingdom	122,218	57,634	128,598	55,672	125,047	60,104
Canada	88,018	86,079	75,195	80,177	–	–
Other	49,378	26,483	43,497	22,418	42,470	22,840
Total	$1,603,154	$601,950	$1,455,331	$608,170	$1,184,010	$470,632

24.	GUARANTOR FINANCIAL STATEMENTS

Our 7 1/8% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC. The following presents our consolidating statements of income and cash flows for the years ended December 31, 2011, 2010 and 2009 and our consolidating balance sheets as of December 31, 2011 and 2010. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Correction to classification of Condensed Consolidating Statement of Cash Flows – For the presentation of the condensed consolidating statement of cash flows for the year ended December 31, 2010 included herein, we have corrected the classification of certain intercompany financing transactions to correctly classify $144 million of net intercompany capital transfers between the Parent Company and wholly-owned guarantor and non-guarantor subsidiaries which were made in connection with the Concert acquisition. For the Parent Company, the correction reclassified the transfers from operating cash activities to investing activities made by the Parent to the Guarantors of $120 million and to the non-Guarantors of $24 million. Similar reclassifications were made to the Guarantors’ and non-Guarantors’ amounts to reflect the receipt of this net capital contribution as a financing activity. For the condensed consolidating statement of cash flows for the year ended December 31, 2009 included herein, we corrected the classification to transfer from operating cash activities to investing activities a $19 million intercompany sale of a subsidiary from a guarantor to a non-guarantor. These reclassifications had no effect on the total cash flows of the Parent, Guarantors, or non Guarantors, or on the reported amounts of cash flows for any period presented in our accompanying consolidated statement of cash flows.

Condensed Consolidating Statement of Income for the

year ended December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$875,077	$50,837	$728,077	$(50,837)	$1,603,154
Energy sales – net	9,344	–	–	–	9,344
Total revenues	884,421	50,837	728,077	(50,837)	1,612,498
Costs of products sold	787,216	47,330	622,841	(51,082)	1,406,305
Gross profit	97,205	3,507	105,236	245	206,193
Selling, general and administrative expenses	70,632	2,681	51,558	–	124,871
Gains on dispositions of plant, equipment and timberlands, net	(348)	(3,590)	(12)	–	(3,950)
Operating income (loss)	26,921	4,416	53,690	245	85,272
Other non-operating income (expense)
Interest expense, net	(28,035)	7,838	(6,631)	(4,300)	(31,128)
Other – net	41,954	467	1,447	(47,167)	(3,299)
Total other income (expense)	13,919	8,305	(5,184)	(51,467)	(34,427)
Income (loss) before income taxes	40,840	12,721	48,506	(51,222)	50,845
Income tax provision (benefit)	(1,854)	2,161	9,369	(1,525)	8,151
Net income (loss)	$42,694	$10,560	$39,137	$(49,697)	$42,694

Glatfelter 2011 Form 10-K        59

Condensed Consolidating Statement of Income for the

year ended December 31, 2010

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

Condensed Consolidating Statement of Income for the

year ended December 31, 2009

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$791,915	$46,796	$392,095	$(46,796)	$1,184,010
Energy and related sales, net	13,332	–	–	–	13,332
Total revenues	805,247	46,796	392,095	(46,796)	1,197,342
Costs of products sold	597,693	42,320	334,544	(46,979)	927,578
Gross profit	207,554	4,476	57,551	183	269,764
Selling, general and administrative expenses	71,484	2,304	36,469	–	110,257
Gains on dispositions of plant, equipment and timberlands, net	9	(907)	–	–	(898)
Operating income	136,061	3,079	21,082	183	160,405
Other non-operating income (expense)
Interest expense, net	(16,324)	5,025	(2,810)	(3,225)	(17,334)
Other – net	15,000	1,470	(144)	(16,251)	75
Total other income (expense)	(1,324)	6,495	(2,954)	(19,476)	(17,259)
Income (loss) before income taxes	134,737	9,574	18,128	(19,293)	143,146
Income tax provision (benefit)	11,295	3,382	6,171	(1,144)	19,704
Net income (loss)	$123,442	$6,192	$11,957	$(18,149)	$123,442

Condensed Consolidating Balance Sheet as of December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,007	$2,894	$32,376	$–	$38,277
Other current assets	203,173	378,519	223,494	(421,050)	384,136
Plant, equipment and timberlands – net	243,554	6,648	351,748	–	601,950
Other assets	736,733	175,945	48,610	(848,726)	112,562
Total assets	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities	$310,814	$31,328	$293,283	$(424,185)	$211,240
Long-term debt	227,000	–	–	–	227,000
Deferred income taxes	42,252	4,079	39,511	(16,051)	69,791
Other long-term liabilities	115,997	10,059	9,415	3,019	138,490
Total liabilities	696,063	45,466	342,209	(437,217)	646,521
Shareholders’ equity	490,404	518,540	314,019	(832,559)	490,404
Total liabilities and shareholders’ equity	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Condensed Consolidating Balance Sheet as of December 31, 2010

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$61,953	$91	$33,744	$–	$95,788
Other current assets	230,957	380,986	203,048	(408,089)	406,902
Plant, equipment and timberlands – net	244,157	7,161	356,836	16	608,170
Other assets	773,254	167,877	103,250	(813,494)	230,887
Total assets	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

Liabilities and Shareholders’ Equity
Current liabilities	$277,343	$3,672	$336,679	$(404,548)	$213,146
Long-term debt	295,529	–	36,695	–	332,224
Deferred income taxes	70,575	14,836	42,204	(32,697)	94,918
Other long-term liabilities	114,432	13,210	9,999	11,376	149,017
Total liabilities	757,879	31,718	425,577	(425,869)	789,305
Shareholders’ equity	552,442	524,397	271,301	(795,698)	552,442
Total liabilities and shareholders’ equity	$1,310,321	$556,115	$696,878	$(1,221,567)	$1,341,747

Glatfelter 2011 Form 10-K        61

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$75,787	$1,705	$67,115	$(4,300)	$140,307
Investing activities
Purchase of plant, equipment and timberlands	(31,239)	(124)	(33,128)	–	(64,491)
Proceeds from disposal plant, equipment and timberlands	627	3,821	43	–	4,491
Proceeds from timberland installment note receivable	–	–	43,170	–	43,170
Repayments from (advances of) intercompany loans, net	(11,924)	(6,974)	(7,600)	26,498	–
Intercompany capital contributed	–	(16,000)	–	16,000	–
Total investing activities	(42,536)	(19,277)	2,485	42,498	(16,830)
Financing activities
Net (repayments of) proceeds from indebtedness	(78,235)	–	(37,493)	–	(115,728)
Payment of dividends to shareholders	(16,611)	–	–	–	(16,611)
Repurchases of common stock	(48,033)	–	–	–	(48,033)
(Repayments) borrowings of intercompany loans, net	50,450	24,675	(48,627)	(26,498)	–
Intercompany capital received	–	–	16,000	(16,000)	–
Payment of intercompany dividends	–	(4,300)	–	4,300	–
	232	–	–	–	232
Total financing activities	(92,197)	20,375	(70,120)	(38,198)	(180,140)
Effect of exchange rate on cash	–	–	(848)	–	(848)
Net increase (decrease) in cash	(58,946)	2,803	(1,368)	–	(57,511)
Cash at the beginning of period	61,953	91	33,744	–	95,788
Cash at the end of period	$3,007	$2,894	$32,376	$–	$38,277

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$137,406	$(12,077)	$43,991	$(1,315)	$168,005
Investing activities
Purchase of plant, equipment and timberlands	(23,367)	(695)	(12,429)	–	(36,491)
Proceeds from disposal plant, equipment and timberlands	124	387	53	–	564
Repayments from (advances of) intercompany loans, net	(8,257)	(105,294)	6,895	106,656	–
Intercompany capital contributed, net	(143,520)	(24,995)	–	168,515	–
Acquisitions, net of cash acquired	–	–	(228,290)	0	(228,290)
Total investing activities	(175,020)	(130,597)	(233,771)	275,171	(264,217)
Financing activities
Net (repayments of) proceeds from indebtedness	75,660	–	(3,208)	–	72,452
Payment of dividends to shareholders	(16,746)	–	–	–	(16,746)
(Repayments) borrowings of intercompany loans, net	(40,292)	(425)	147,373	(106,656)	–
Intercompany capital received, net	–	143,520	24,995	(168,515)	–
Payment of intercompany dividends	–	(1,315)	–	1,315	–
Proceeds from stock options exercised and other	3,975	–	–	–	3,975
Total financing activities	22,597	141,780	169,160	(273,856)	59,681
Effect of exchange rate on cash	–	–	(3,101)	–	(3,101)
Net increase (decrease) in cash	(15,017)	(894)	(23,721)	–	(39,632)
Cash at the beginning of period	76,970	985	57,465	–	135,420
Cash at the end of period	$61,953	$91	$33,744	$–	$95,788

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2009

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$102,891	$(1,138)	$65,340	$(3,225)	$163,868
Investing activities
Purchase of plant, equipment and timberlands	(14,040)	(137)	(12,080)	–	(26,257)
Proceeds from disposal plant, equipment and timberlands	–	951	–	–	951
Proceeds from timberland installment note receivable	–	–	37,850	–	37,850
Proceeds from sale of (investment in) subsidiary	–	18,672	(18,672)	–	–
Repayments from (advances of) intercompany loans, net	9,186	(9,394)	–	208	–
Total investing activities	(4,854)	10,092	7,098	208	12,544
Financing activities
Net (repayments of) proceeds from indebtedness	(22,725)	–	(36,008)	–	(58,733)
Payment of dividends to shareholders	(16,596)	–	–	–	(16,596)
(Repayments) borrowings of intercompany loans, net	9,394	(5,500)	(3,686)	(208)	–
Payment of intercompany dividends	–	(3,225)	–	3,225	–
Total financing activities	(29,927)	(8,725)	(39,694)	3,017	(75,329)
Effect of exchange rate on cash	–	–	2,103	–	2,103
Net increase (decrease) in cash	68,110	229	34,847	–	103,186
Cash at the beginning of period	8,860	756	22,618	–	32,234
Cash at the end of period	$76,970	$985	$57,465	$–	$135,420

25.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share	Net sales		Gross Profit		Net Income (loss)		Diluted Earnings (loss) Per Share
	2011	2010	2011	2010	2011	2010	2011	2010
First	$396,771	$337,275	$60,167	$44,216	$17,426	$(374)	$0.38	$(0.01)
Second	397,985	362,781	37,500	35,460	2,501	103	0.05	–
Third	416,493	379,097	54,916	55,740	13,026	39,437	0.28	0.85
Fourth	391,905	376,178	53,610	50,831	9,741	15,268	0.22	0.33

The information set forth above for net income (loss) and earnings (loss) per share includes the impact of the following, on an after-tax basis:

	Early Redemption of Bonds		Workforce Efficiency Charge		Cellulosic Biofuel Credits		Gains (losses) on Sales of Plant, Equipment and Timberlands		Acquisition Integration Costs Foreign currency Hedge Loss
In thousands	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
First	$–	$–	$–	$–	$–	$–	$1,718	$–	$(275)	$(9,078)
Second	–	–	–	–	–	–	(69)	99	(518)	(915)
Third	–	–	–	–	–	23,100	245	–	–	(407)
Fourth	(6,065)	–	(652)	–	–	84	2,266	964	–	(345)

Glatfelter 2011 Form 10-K        63

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2011, have concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors    The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2012. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, all members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

Executive Officers of the Registrant    The information with respect to the executive officers required under this Item incorporated herein by reference to “Executive Officers” as set forth in Part I, page 11 of this report.

We have adopted a Code of Business Ethics for the CEO and Senior Financial Officers (the “Code of Business Ethics”) in compliance with applicable rules of the Securities and Exchange Commission that applies to our chief executive officer, chief financial officer and our principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Ethics is filed as an exhibit to this Annual Report on Form 10-K and is available on our website, free of charge, at www.glatfelter.com.

ITEM 11	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2012.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2012.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2012.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2012.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2011, 2010 and 2009
		ii.	Consolidated Balance Sheets as of December 31, 2011 and 2010
		iii.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
		iv.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009
		v.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2011, 2010 and 2009
	2.		Financial Statement Schedules (Consolidated) are included in Part IV:
		i.	Schedule II -Valuation and Qualifying Accounts – For Each of the Three Years in the Period Ended December 31, 2011

(b)	Exhibit Index

Exhibit Number			Description of Documents	Incorporated by Reference to
				Exhibit	Filing
2	(a)

Share Purchase Agreement, dated January 4, 2010, among Brookfield Special Situations Management Limited, P. H. Glatfelter Company and Glatfelter Canada, Inc., (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).

				2(a)	2009 Form 10-K
	(b)		Amendment to the Share Purchase Agreement, dated February 12, 2010.	2(b)	2009 Form 10-K
3	(a)		Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR)	3(b)	2007 Form 10-K
	(b)		By-Laws as amended through January 20, 2012.	3.1	January 20, 2012 Form 8-K
4	(a)		Indenture, dated as of April 28, 2006, by and between the Company and SunTrust Bank, as trustee relating to 7 1/8 Notes due 2016	4.1	May 3, 2006 Form 8-K
	(b)		First Supplemental Indenture, dated as of September 22, 2006, among Glatfelter Holdings, LLC, Glatfelter Holdings II, LLC, the Existing Subsidiary Guarantors named therein and SunTrust Bank relating to 7 1/8 Notes due 2016	4.3	September 22, 2006 Form S-4/A
10	(a)		Amended Credit Agreement, dated as of November 21, 2011, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, J.P. Morgan Securities LLC and RBS Citizens, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Citizens Bank of Pennsylvania, as co-syndication agents, and certain other banks as lenders.	10.1	Nov. 23, 2011 Form 8-K
	(b)		P. H. Glatfelter Company Amended and Restated Management Incentive Plan, effective January 1, 2010**	10.1	May 5, 2010 Form 8-K
	(c)		P. H. Glatfelter Company Supplemental Executive Retirement Plan, as amended and restated effective April 23, 1998 and further amended December 20, 2000**	10(c)	2000 Form 10-K**
	(d)		P. H. Glatfelter Company Supplemental Management Pension Plan, effective as of April 23, 1998**	10(f)	1998 Form 10-K**
	(e)		P. H. Glatfelter Company Amended and Restated Long-term Incentive Plan**	10.1	May 5,2009 Form 8-K
	(f)		Form of 2007 Top Management Restricted Stock Unit Award Certificate**	10(t)	2006 Form 10-K
	(g)		Form of Top Management Restricted Stock Unit Award Certificate**	10.2	May 5, 2009 Form 8-K
	(h)		Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	April 27, 2005 Form 8-K
	(i)		Form of Stock-Only Stock Appreciation Right Award Certificate**	10.3	May 5, 2009 Form 8-K
	(j)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of April 22, 1998**	10(h)	1998 Form 10-K**
	(k)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 8, 2008 **	10(j)	2008 Form 10-K
	(k)	(A)	Schedule of Change in Control Employment Agreements filed herewith. **
	(l)		Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	July 2, 2010 Form 8-K
	(m)		Summary of Non-Employee Director Compensation (effective January 1, 2007)**		Dec. 15, 2004 Form 8-K
	(n)		Service Agreement, commencing on August 1, 2007, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	2006 Form 10-K

Glatfelter 2011 Form 10-K        65

Exhibit Number			Description of Documents	Incorporated by Reference to
				Exhibit	Filing
	(o)		Retirement Pension Contract, dated October 31, 2008, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	2007 Form 10-K
	(p)		Guidelines for Executive Severance	10.2	July 6, 2010 Form 8-K
(q)

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

				10.3(a)	June 30, 2010 Form 10-Q
	(s)	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	June 30, 2010 Form 10-Q
	(s)	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	June 30, 2010 Form 10-Q
(t)

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

				10.3(d)	June 30, 2010 Form 10-Q
	(u)		Administrative Order for Remedial Action dated November 13, 2007; issued by the United States Environmental Protection Agency	10.2	Nov 19, 2007 Form 8-K
	(v)		Timberland Purchase & Sale Agreement - Virginia Timberlands, entered into by and among Glawson Investments Corp., GIC Investments LLC and Glatfelter Pulp Wood Company, dated and effective as of August 8, 2007	10.1	Sept. 30, 2007 Form 10-Q
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, filed herewith
21			Subsidiaries of the Registrant, filed herewith
23			Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1			Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1			Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith
32.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, filed herewith
101.INS			XBRL Instance Document, filed herewith
101.SCH			XBRL Taxonomy Extension Schema, filed herewith
101.CAL			XBRL Extension Calculation Linkbase , filed herewith
101.LAB			XBRL Extension Label Linkbase, filed herewith
101.PRE			XBRL Extension Presentation Linkbase, filed herewith

**	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
March 9, 2012
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 9, 2012	/s/ Dante C. Parrini Dante C. Parrini Chairman and Chief Executive Officer	Principal Executive Officer and Director

March 9, 2012	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 9, 2012	/s/ David C. Elder David C. Elder Vice President, Finance	Chief Accounting Officer

March 9, 2012	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 9, 2012	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 9, 2012	* Kevin M. Fogarty	Director

March 9, 2012	/s/ J. Robert Hall J. Robert Hall	Director

March 9, 2012	/s/ Richard C. Ill Richard C. Ill	Director

March 9, 2012	/s/ Ronald J. Naples Ronald J. Naples	Director

March 9, 2012	/s/ Richard L. Smoot Richard L. Smoot	Director

March 9, 2012	/s/ Lee C. Stewart Lee C. Stewart	Director

*	Mr. Fogarty was elected to the Registrant’s Board of Directors after the period covered by this Annual Report on Form 10-K.

Glatfelter 2011 Form 10-K        67

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dante C. Parrini, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2011 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

5.	Glatfelter’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Glatfelter’s auditors and the audit committee of Glatfelter’s board of directors or persons performing the equivalent functions:

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Glatfelter’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 9, 2012	By:	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2011 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

5.	Glatfelter’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Glatfelter’s auditors and the audit committee of Glatfelter’s board of directors or persons performing the equivalent functions:

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Glatfelter’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 9, 2012	By:	/s/ John P. Jacunski
John P. Jacunski
Senior Vice President and Chief Financial Officer

Glatfelter 2011 Form 10-K        69

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2011

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2011	2010	2009	2011	2010	2009
Balance, beginning of year	$3,118	$2,888	$2,633	$2,845	$2,789	$3,369
Provision	149	1,269	506	4,080	3,593	3,575
Write-offs, recoveries and discounts allowed	(385)	(993)	(306)	(4,070)	(3,517)	(4,197)
Other (a)	(21)	(46)	55	(24)	(20)	42
Balance, end of year	$2,861	$3,118	$2,888	$2,831	$2,845	$2,789

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.