Form 10-Q
period 2012-03-31
GLATFELTER P H CO
filed 2012-05-03
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

96 South George Street, Suite 520

York, Pennsylvania 17401

(Address of principal executive offices)

(717) 225-4711

(Registrant’s telephone number, including area code)

Commission file number	Exact name of registrant as specified in its charter	IRS Employer Identification No.	State or other jurisdiction of incorporation or organization

1-03560	P. H. Glatfelter Company	23-0628360	Pennsylvania

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company).	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Common Stock outstanding on April 30, 2012 totaled 42,761,397 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

MARCH 31, 2012

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2012	2011

Net sales	$397,352	$396,771
Energy and related sales – net	1,861	2,987

Total revenues	399,213	399,758
Costs of products sold	338,243	339,591

Gross profit	60,970	60,167

Selling, general and administrative expenses	29,967	31,770
Gains on dispositions of plant, equipment and timberlands, net	(37)	(3,175)

Operating income	31,040	31,572
Other non-operating income (expense)
Interest expense	(4,269)	(6,460)
Interest income	123	207
Other – net	196	7

Total other non-operating expense	(3,950)	(6,246)

Income before income taxes	27,090	25,326
Income tax provision	8,212	7,900

Net income	$18,878	$17,426

Earnings per share
Basic	$0.44	$0.38
Diluted	0.43	0.38

Cash dividends declared per common share	0.09	0.09

Weighted average shares outstanding
Basic	42,751	46,070
Diluted	43,467	46,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.12 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2012	2011

Net income	$18,878	$17,426

Foreign currency translation adjustments	9,474	14,477
Deferred losses on cash flow hedges, net of tax benefits of $320	(820)	—
Amortization of unrecognized retirement obligations, net of taxes of $1,864 and $1,571	2,997	2,508

Other comprehensive income	11,651	16,985

Comprehensive income	$30,529	$34,411

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.12 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

In thousands	March 31 2012	December 31 2011

Assets
Current assets
Cash and cash equivalents	$24,899	$38,277
Accounts receivable – net	150,747	135,412
Inventories	219,360	206,707
Prepaid expenses and other current assets	37,220	42,017

Total current assets	432,226	422,413

Plant, equipment and timberlands – net	608,313	601,950

Other assets	115,087	112,562

Total assets	$1,155,626	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$108,822	$109,490
Dividends payable	3,902	3,902
Environmental liabilities	250	250
Other current liabilities	91,779	97,598

Total current liabilities	204,753	211,240

Long-term debt	222,000	227,000

Deferred income taxes	71,704	69,791

Other long-term liabilities	139,148	138,490

Total liabilities	637,605	646,521

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	51,035	51,477
Retained earnings	790,801	775,825
Accumulated other comprehensive income (loss)	(155,090)	(166,741)

	687,290	661,105
Less cost of common stock in treasury	(169,269)	(170,701)

Total shareholders’ equity	518,021	490,404

Total liabilities and shareholders’ equity	$1,155,626	$1,136,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.12 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2012	2011
Operating activities
Net income	$18,878	$17,426
Adjustments to reconcile to net cash provided by operating activities
Depreciation, depletion and amortization	17,086	16,877
Amortization of debt issue costs and original issue discount	304	664
Pension expense, net of unfunded benefits paid	2,787	2,242
Deferred income tax provision	(955)	2,434
Gains on dispositions of plant, equipment and timberlands, net	(37)	(3,175)
Share-based compensation	1,632	1,445
Cellulosic biofuel and alternative fuel mixture credits	—	17,833
Change in operating assets and liabilities
Accounts receivable	(13,333)	(24,636)
Inventories	(9,726)	(4,305)
Prepaid and other current assets	2,710	(885)
Accounts payable	(1,985)	10,266
Environmental matters	(13)	(13)
Accruals and other current liabilities	(7,108)	(9,028)
Other	(497)	468

Net cash provided by operating activities	9,743	27,613

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(14,152)	(8,088)
Proceeds from disposals of plant, equipment and timberlands, net	49	3,405

Net cash used by investing activities	(14,103)	(4,683)

Financing activities
Net repayments of revolving credit facility	(5,000)	—
Net repayments of other short-term debt	—	(107)
Repurchases of common stock	(1,204)	—
Payment of dividends	(3,898)	(4,206)
Proceeds from stock options exercised and other	629	6

Net cash used by financing activities	(9,473)	(4,307)

Effect of exchange rate changes on cash	455	1,526

Net (decrease) increase in cash and cash equivalents	(13,378)	20,149
Cash and cash equivalents at the beginning of period	38,277	95,788

Cash and cash equivalents at the end of period	$24,899	$115,937

Supplemental cash flow information
Cash paid (received) for
Interest	$232	$285
Income taxes	5,616	(15,267)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.12 Form 10-Q

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2011 Annual Report on Form 10-K (“2011 Form 10-K”).

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

Recently Issued Accounting Pronouncements In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” This ASU is designed to improve the comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. The provisions of this ASU are required to be applied retrospectively. We have adopted this standard by presenting a separate consecutive statement of comprehensive income beginning in the first quarter of 2012.

In September 2011, the FASB updated ASC 350, Intangibles – Goodwill and Other to provide an entity the option, when evaluating goodwill and other assets for possible impairment, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing this assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This update became effective for us beginning January 1, 2012.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS,” which provides common requirements for measuring fair value and disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. We adopted this standard in the first quarter of 2012 and it did not have a material impact on us.

GLATFELTER

3.31.12 Form 10-Q

3.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first quarters of 2012 and 2011, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2012
Other	n/a	$49	$37

		$49	$37

2011
Timberlands	717	$3,373	$3,158
Other	n/a	32	17

		$3,405	$3,175

4.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended March 31
In thousands, except per share	2012	2011
Net income	$18,878	$17,426

Weighted average common shares outstanding used in basic EPS	42,751	46,070
Common shares issuable upon exercise of dilutive stock options and restricted stock awards	716	340

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,467	46,410

Earnings per share
Basic	$0.44	$0.38
Diluted	0.43	0.38

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2012	2011
Potential common shares	589	1,737
5.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of both March 31, 2012 and December 31, 2011, we had $29.7 million of gross unrecognized tax benefits. As of March 31, 2012, if such benefits were to be recognized, approximately $29.7 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2008 - 2011	N/A
State	2005 - 2011	2004, 2006, 2008, 2009
Canada (1)	2007 - 2011	2006 - 2009
Germany (1)	2007 - 2011	N/A
France	2009 - 2011	N/A
United Kingdom	2008 - 2011	N/A
Philippines	2010 - 2011	2009 - 2010

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $4.8 million. Substantially all of this range relates to tax positions taken in the U.S. and the U.K.

GLATFELTER

3.31.12 Form 10-Q

We recognize interest and penalties related to uncertain tax positions as income tax expense. We recorded interest expense of $0.1 million during the first quarter of 2012, and $0.3 of interest expense in the first quarter of 2011. As of March 31, 2012, we had recognized a liability for interest of $1.9 million, and as of December 31, 2011, accrued interest payable was $1.7 million. We did not record any penalties associated with uncertain tax positions during the first quarters of 2012 or 2011.

6.	STOCK-BASED COMPENSATION

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is based solely on the passage of time, generally on a graded scale over a three, four, and five-year period. PSAs were first issued in March 2011 and cliff vest three years from the grant date assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards is used to determine the amount of expense to be recognized over the applicable service period, and, with respect to PSAs, adjusted to give effect to estimated level of target to be achieved. Settlement of RSUs and PSAs will be made in shares of our common stock. The following table summarizes RSU and PSA activity during the first three months of 2012 and 2011:

Units	2012	2011

Beginning balance	788,088	579,801
Granted	162,217	227,860
Forfeited	(17,100)	(6,073)
Restriction lapsed/shares delivered	(72,080)	—

Ending balance	861,125	801,588

The amount granted in 2012 and 2011 includes PSAs of 161,083 and 96,410, respectively, exclusive of reinvested dividends. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	March 31
In thousands	2012	2011

Three months ended	$576	$466

Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2012		2011
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at Jan. 1,	2,298,288	$12.35	2,061,877	$12.28
Granted	371,812	15.61	345,290	12.56
Exercised	(65,637)	(10.57)	—	—
Canceled	(10,000)	(14.96)	(42,146)	(11.22)

Outstanding at Mar 31,	2,594,463	$12.85	2,365,021	$12.34

SOSAR Grants
Weighted average grant date fair value per share	$4.98		$4.09
Aggregate grant date fair value (in thousands)	$1,850		$1,412
Black-Scholes assumptions
Dividend yield	2.31%		2.87%
Risk free rate of return	1.05%		2.55%
Volatility	41.51%		41.91%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2012	2011

Three months ended	$354	$469

GLATFELTER

3.31.12 Form 10-Q

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended March 31
In thousands	2012	2011
Pension Benefits
Service cost	$2,931	$2,605
Interest cost	5,772	6,064
Expected return on plan assets	(10,563)	(10,465)
Amortization of prior service cost	613	646
Amortization of unrecognized loss	4,323	3,544

Net periodic benefit cost	$3,076	$2,394

Other Benefits
Service cost	$710	$760
Interest cost	609	717
Expected return on plan assets	(113)	(130)
Amortization of prior service cost	(234)	(305)
Amortization of unrecognized loss	179	258

Net periodic benefit cost	$1,151	$1,300

In millions	March 31, 2012	Dec. 31, 2011
Pension Plan Assets
Fair value of plan assets at end of period	$539.4	$498.2

8.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	March 31, 2012	Dec. 31, 2011
Raw materials	$61,936	$57,547
In-process and finished	99,667	93,096
Supplies	57,757	56,064

Total	$219,360	$206,707

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	March 31, 2012	Dec. 31, 2011
Revolving credit facility, due Nov. 2016	$22,000	$27,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	222,000	227,000
Less current portion	—	—

Long-term debt, excluding current portion	$222,000	$227,000

On November 21, 2011, we entered into an amendment to our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $350 million, extended the maturity of the facility to November 21, 2016, and instituted a lower interest rate pricing grid.

For all U.S. dollar denominated borrowings under the Revolving Credit Facility, the borrowing rate is, at our option, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the federal funds rate plus 50 basis points plus an applicable spread ranging from 25 basis points to 125 basis points based on our corporate credit ratings determined by Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. (the “Corporate Credit Rating”); or iii) the daily Euro-rate plus 100 basis points; or (b) the daily Euro-rate plus an applicable margin ranging from 125 basis points to 225 basis points based on the Corporate Credit Rating. For non-US dollar denominated borrowings, interest is based (b) above.

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; ii) a consolidated EBITDA to interest expense ratio; and iii) beginning December 31, 2015, a minimum liquidity ratio. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

Interest on the 7 1/8% Notes is payable semiannually in arrears on May 1 and November 1.

The 7 1/8% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2011, we met all of the requirements of our debt covenants.

GLATFELTER

3.31.12 Form 10-Q

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of March 31, 2012 and December 31, 2011, we had $4.6 million of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under the Revolving Credit Facility. The letters of credit outstanding primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million representing the estimated fair value of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by filling the lagoons, and installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to the upward revisions in 2009 and 2011, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis over the expected closure period. Following is a summary of activity recorded during the first quarters of 2012 and 2011:

In thousands	2012	2011
Balance at January 1	$9,679	$9,717
Accretion	122	132
Payments	(207)	(149)

Balance at March 31	$9,594	$9,700

Of the total liability at March 31, 2012, $1.5 million is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $8.1 million is recorded under the caption “Other long-term liabilities.”

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2012		December 31, 2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$200,000	$204,954	$200,000	$204,000
Variable rate debt	22,000	22,000	27,000	27,000

Total	$222,000	$226,954	$227,000	$231,000

As of March 31, 2012, and December 31, 2011, we had $200.0 million of 7 1/8% fixed rate debt. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics (Level – 2). The fair value of financial derivatives is set forth below in Note 12.

12.	FINANCIAL DERIVATIVES AND H EDGING ACTIVITIES

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

Derivatives Designated as Hedging Instruments – Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs expected to be incurred over a maximum of twelve months. Currency forward contracts involve fixing the EUR-USD exchange rate or USD-CAD for delivery of a specified amount of foreign currency on a specified date.

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases or certain production labor costs with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheet and is subsequently reclassified into costs of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings

GLATFELTER

3.31.12 Form 10-Q

and reflected in the accompanying condensed consolidated statement of income as non-operating income (expense) under the caption “Other-net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	Mar. 31, 2012	Dec. 31, 2011
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	31,210	22,730
U.S. dollar / Canadian dollar	10,276	11,019

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

In thousands	Mar. 31, 2012	Dec. 31, 2011
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	18,500	25,500
Philippine peso / U.S. dollar	—	150,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

Balance sheet caption	Prepaid and Other Current Assets		Other Current Liabilities
	Mar. 31, 2012	Dec. 31, 2011	Mar. 31, 2012	Dec. 31, 2011
In thousands
Designated as hedging:
Forward foreign currency exchange contracts	$488	$1,520	$264	$—

Not designated as hedging:
Forward foreign currency exchange contracts	—	$338	$120	$15

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

	Three months ended March 31,
In thousands	2012	2011
	Gains (losses)
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$572	$—
Ineffective portion – other – net	140	—

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(1,070)	$(4,346)

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the condensed consolidated balance sheets under the caption “Prepaid and other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2012	2011
Balance at January 1,	$1,649	$—
Deferred losses on cash flow hedges	(568)	—
Reclassified to earnings	(572)	—

Balance at March 31,	$509	$—

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve months and the amount ultimately recognized will vary depending on actual market rates.

GLATFELTER

3.31.12 Form 10-Q

Credit risk related to derivative activity arises in the event a counterparty fails to meet its obligations to us. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

13.	SHARE REPURCHASES

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million, exclusive of commissions, of our outstanding common stock, all of which was used by January 2012. The following table summarizes share repurchases under this program:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	3,588,018	(50,000)

Remaining authorization		$—

During the first quarter of 2012, we repurchased 82,533 shares at a cost of $1.2 million.

14.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

OU1 CD. On October 1, 2003, the United States and the State of Wisconsin commenced an action captioned United States v. P .H. Glatfelter Co. against us and WTM I Co. in the United States District Court for the Eastern District of Wisconsin and simultaneously lodged a consent decree (“OU1 CD”) that the court entered on April 12, 2004. Under that OU1 CD, and an amendment dated August 2008, we and WTM I, with a limited fixed contribution from Menasha Corp. and funds provided by the United States from an agreement with others, have implemented the remedy for OU1. We have also resolved claims for all Governmental response costs in OU1 after July 2003 and made a payment on NRDs. That remedy is complete. We have continuing operation and maintenance obligations that we expect to fund from contributions we and WTM I have already made to an escrow account for OU1 under the OU1 CD.

GLATFELTER

3.31.12 Form 10-Q

OU2-5 UAO. In November 2007, the United States Environmental Protection Agency (“EPA”) issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc. (“API”), CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, Glatfelter, U.S. Paper Mills Corp., and WTM I Company (“WTM I”) directing those respondents to implement the remedy in OU2-5. Shortly following issuance of the UAO, API and NCR commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA, but, to minimize disruptions, have paid certain de minimis amounts to EPA for oversight costs under the UAO.

Government Action. On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the “Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which are approximately $17 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5. The United States twice sought a preliminary injunction in 2011 to obtain “full-scale remediation” from NCR or API, and those motions were denied. NCR implemented less than a full season of work in 2011. On March 19, 2012, the United States again moved for a preliminary injunction to require NCR and API to conduct “full-scale” remediation – defined as dredging of 660,000 cubic yards of sediment – in 2012. On April 10, 2012, the court granted summary judgment to API, holding that API was not a successor to the Appleton Coated Papers Division of NCR Corporation. On April 12, 2012, the court held a hearing on the motion for preliminary injunction directed solely at NCR, but the court has not yet ruled on that motion. Active litigation of the United States’ claim for a declaratory judgment or permanent injunctive relief against all recipients of the UAO for OU2-5, including us, began with the issuance of a case management order on March 22, 2012. The court has indicated that it may wish to accelerate the schedule for disposition of that claim so that a trial would begin as early as December 3, 2012. Among other issues, disposition of that claim will require litigation of challenges to the United States’ selection of the remedy for this Site and will also require disposition of various parties’ asserted defenses that liability for some or all of this Site is not joint and several and may be apportioned.

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

Settlements. Certain parties have resolved their liability to the United States affording them contribution protection. These settlements are embodied in consent decrees. Notably, we entered into the OU1 CD. Also, in a case captioned United States v. George A. Whiting Paper Co., the district court entered two consent decrees under which 13 de minimis defendants in the Whiting Litigation settled with the United States and Wisconsin. The Court of Appeals for the Seventh Circuit denied an appeal of these settlements by NCR and API on May 4, 2011. Further, Georgia-Pacific Consumer Products LP, has entered into a consent decree resolving its liability for NRDs and a separate consent decree in the Government Action that resolves all of its liabilities except for the downstream portion of the OU4 remedy. Finally, the United States has lodged a consent decree that would resolve the liability of itself and two municipalities. The United States moved for entry of that consent decree, but later withdrew that motion due to a ruling by the court adverse to the government in a related case captioned Menasha Corp. v. United States Department of Justice, seeking disclosure of certain documents under the Freedom of Information Act. We oppose entry of that consent decree, which the district court must approve. The United States or the State of Wisconsin may enter into settlements with us or with other parties that would affect our ultimate obligations because settling parties may become unavailable to pay any share other than their settlement amount, depending upon the terms of the settlement and the court’s order entering any consent decree.

Cleanup Decisions. The extent of our exposure depends, in large part, on the decisions made by EPA and the Wisconsin Department of Natural Resources (“WDNR”) as to how the Site will be cleaned up and the costs and timing of those response actions. The nature of

GLATFELTER

3.31.12 Form 10-Q

the response actions has been highly controversial. Between 2002 and 2008, the EPA issued records of decision (“RODs”) regarding required remedial actions for the OUs. Some of those RODs have been amended. We contend that the remedy for OU2-5 is arbitrary and capricious. We and others have begun to litigate that issue in the Government Action. If we were to be successful in modifying any existing selected remedy, our exposure could be reduced materially.

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

We also filed counterclaims against NCR and API to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Site. Other defendants have similar claims. On February 28, 2011, the district court granted our summary judgment motions on those counterclaims in part and denied them in part. The court granted a declaration that NCR and API are liable to us (and to others) in contribution for 100% of any costs of response (that is, clean up) that we may be required to pay for work in OU2-5 in the future. On September 30, 2011, the court clarified its ruling with respect to NRDs and natural resource damage assessment costs, holding that NCR and API owe full contribution to us (and others) for NRDs or natural resource damage assessment costs that we have paid or may be required to pay in the future. The court required further proceedings to decide whether or to what extent NCR and API owe contribution to us and others for costs that we and others incurred in the past and costs that we and others incurred in connection with OU1. In addition, NCR and API contended that some of the costs we claim are not recoverable and that our insurance coverage settlements ought to be set off against any recovery in whole or in part. Those issues were tried to the court in February 2012. Post-trial submissions are not yet complete and the court has not yet issued its decision. We expect that decision to determine the precise amounts due us on our counterclaims with respect to costs and damages we have already paid.

Reserves for the Site. As of March 31, 2012, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.5 million. Of our total reserve for the Fox River, $0.3 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

GLATFELTER

3.31.12 Form 10-Q

Although we believe that amounts already funded by us and WTM I to implement the OU1 remedy are adequate and no payments have been required since January 2009, there can be no assurance that these amounts will in fact suffice. WTM I has filed a bankruptcy petition in the Bankruptcy Court in Richmond; accordingly, there can be no assurance that WTM I will be able to fulfill its obligation to pay half of any additional costs, if required.

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

In any event, based upon the court’s December 16, 2009, and February 28, 2011, rulings in the Whiting Litigation, statements in the court’s disposition of the United States’ 2011 motions for a preliminary injunction in the Government Action, as well as certain other procedural orders, we continue to believe that an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

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

GLATFELTER

3.31.12 Form 10-Q

Range of Reasonably Possible Outcomes. Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with the United States and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of the current RODs and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our costs associated with the Fox River matter may exceed our cost estimates and the aggregate amounts accrued for the Fox River matter by amounts that are insignificant or that could range up to $265 million over an undeterminable period that could range beyond 10 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. The two summary judgments in our favor in the Whiting Litigation, if sustained on appeal, suggest that outcomes in the upper end of the monetary range have become somewhat less probable, while increases in cost estimates for some of the work may make an outcome in the upper end of the range more likely.

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

GLATFELTER

3.31.12 Form 10-Q

15.	SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the period indicated:

Three months ended March 31 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$223.8	$220.5	$111.9	$115.2	$61.6	$61.1	$—	$—	$397.4	$396.8
Energy and related sales, net	1.9	3.0	—	—	—	—	—	—	1.9	3.0

Total revenue	225.7	223.4	111.9	115.2	61.6	61.1	—	—	399.2	399.8
Cost of products sold	188.7	187.3	91.5	93.0	55.1	56.7	2.9	2.6	338.2	339.6

Gross profit	37.0	36.1	20.4	22.2	6.5	4.4	(2.9)	(2.6)	61.0	60.2
SG&A	13.3	13.9	9.5	9.8	2.6	2.7	4.5	5.4	30.0	31.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(3.2)	—	(3.2)

Total operating income (loss)	23.7	22.2	10.9	12.4	3.8	1.7	(7.4)	(4.8)	31.0	31.6
Other non-operating income (expense)	—	—	—	—	—	—	(4.0)	(6.2)	(4.0)	(6.2)

Income (loss) before income taxes	$23.7	$22.2	$10.9	$12.4	$3.8	$1.7	$(11.4)	$(11.0)	$27.1	$25.3

Supplementary Data
Net tons sold	195.8	198.8	22.7	22.9	22.3	21.5	—	—	240.8	243.2
Depreciation, depletion and amortization	$8.9	$8.7	$6.0	$6.1	$2.2	$2.1	$—	$—	$17.1	$16.9
Capital expenditures	4.6	3.9	9.1	3.8	0.5	0.4	—	—	14.2	8.1

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

GLATFELTER

3.31.12 Form 10-Q

16.	GUARANTOR FINANCIAL STATEMENTS

Our 7 1/8% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries: PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.

The following presents our condensed consolidating statements of income and comprehensive income and cash flow, and our condensed consolidating balance sheets. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended March 31, 2012

In thousand	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$223,802	$15,370	$173,561	$(15,381)	$397,352
Energy and related sales – net	1,861	—	—	—	1,861

Total revenues	225,663	15,370	173,561	(15,381)	399,213
Costs of products sold	192,876	13,948	146,742	(15,323)	338,243

Gross profit	32,787	1,422	26,819	(58)	60,970
Selling, general and administrative expenses	17,036	739	12,192	—	29,967
Gains on dispositions of plant, equipment and timberlands, net	(26)	—	(11)	—	(37)

Operating income	15,777	683	14,638	(58)	31,040
Other non-operating income (expense)
Interest expense, net	(4,955)	1,642	(833)	—	(4,146)
Other income (expense) – net	11,189	89	473	(11,555)	196

Total other non-operating income (expense)	6,234	1,731	(360)	(11,555)	(3,950)

Income (loss) before income taxes	22,011	2,414	14,278	(11,613)	27,090
Income tax provision (benefit)	3,133	1,093	4,011	(25)	8,212

Net income (loss)	18,878	1,321	10,267	(11,588)	18,878
Other comprehensive income	11,651	—	8,634	(8,634)	11,651

Comprehensive income (loss)	$30,529	$1,321	$18,901	$(20,222)	$30,529

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended March 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$220,453	$12,832	$176,318	$(12,832)	$396,771
Energy and related sales – net	2,987	—	—	—	2,987

Total revenues	223,440	12,832	176,318	(12,832)	399,758
Costs of products sold	191,299	11,471	149,766	(12,945)	339,591

Gross profit	32,141	1,361	26,552	113	60,167
Selling, general and administrative expenses	18,717	559	12,494	—	31,770
Gains on dispositions of plant, equipment and timberlands, net	(14)	(3,158)	(3)	—	(3,175)

Operating income	13,438	3,960	14,061	113	31,572
Other non-operating income (expense)
Interest expense, net	(3,329)	1,881	(1,505)	(3,300)	(6,253)
Other income (expense) – net	10,862	86	(416)	(10,525)	7

Total other non-operating income (expense)	7,533	1,967	(1,921)	(13,825)	(6,246)

Income (loss) before income taxes	20,971	5,927	12,140	(13,712)	25,326
Income tax provision (benefit)	3,545	2,456	3,093	(1,194)	7,900

Net income (loss)	17,426	3,471	9,047	(12,518)	17,426
Other comprehensive income	16,985	—	14,415	(14,415)	16,985

Comprehensive income (loss)	$34,411	$3,471	$23,462	$(26,933)	$34,411

GLATFELTER

3.31.12 Form 10-Q

Condensed Consolidating Balance Sheet as of

March 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets

Current assets
Cash and cash equivalents	$561	$3,308	$21,030	$—	$24,899
Other current assets	234,764	401,714	240,580	(469,731)	407,327
Plant, equipment and timberlands – net	240,076	6,439	361,798	—	608,313
Other assets	758,848	178,919	49,285	(871,965)	115,087

Total assets	$1,234,249	$590,380	$672,693	$(1,341,696)	$1,155,626

Liabilities and Shareholders’ Equity
Current liabilities	$336,153	$49,751	$292,032	$(473,183)	$204,753
Long-term debt	222,000	—	—	—	222,000
Deferred income taxes	41,617	5,287	40,214	(15,414)	71,704
Other long-term liabilities	116,458	10,085	9,430	3,175	139,148

Total liabilities	716,228	65,123	341,676	(485,422)	637,605
Shareholders’ equity	518,021	525,257	331,017	(856,274)	518,021

Total liabilities and shareholders’ equity	$1,234,249	$590,380	$672,693	$(1,341,696)	$1,155,626

Condensed Consolidating Balance Sheet as of

December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets

Current assets
Cash and cash equivalents	$3,007	$2,894	$32,376	$—	$38,277
Other current assets	203,173	378,519	223,494	(421,050)	384,136
Plant, equipment and timberlands – net	243,554	6,648	351,748	—	601,950
Other assets	736,733	175,945	48,610	(848,726)	112,562

Total assets	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities	$310,814	$31,328	$293,283	$(424,185)	$211,240
Long-term debt	227,000	—	—	—	227,000
Deferred income taxes	42,252	4,079	39,511	(16,051)	69,791
Other long-term liabilities	115,997	10,059	9,415	3,019	138,490

Total liabilities	696,063	45,466	342,209	(437,217)	646,521
Shareholders’ equity	490,404	518,540	314,019	(832,559)	490,404

Total liabilities and shareholders’ equity	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

GLATFELTER

3.31.12 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(2,148)	$1,797	$10,094	$—	$9,743
Investing activities
Purchase of plant, equipment and timberlands	(4,597)	—	(9,555)	—	(14,152)
Proceeds from disposal of plant, equipment and timberlands	26	—	23	—	49
Repayments from (advances of) intercompany loans, net	3,373	(1,383)	—	(1,990)	—

Total investing activities	(1,198)	(1,383)	(9,532)	(1,990)	(14,103)
Financing activities
Net repayments of indebtedness	(5,000)	—	—	—	(5,000)
Repurchases of common stock	(1,204)	—	—	—	(1,204)
Payment of dividends to shareholders	(3,898)	—	—	—	(3,898)
(Repayments) borrowings of intercompany loans, net	10,400	—	(12,390)	1,990	—
Proceeds from stock options exercised and other	602	—	27	—	629

Total financing activities	900	—	(12,363)	1,990	(9,473)
Effect of exchange rate on cash	—	—	455	—	455

Net increase (decrease) in cash	(2,446)	414	(11,346)	—	(13,378)
Cash at the beginning of period	3,007	2,894	32,376	—	38,277

Cash at the end of period	$561	$3,308	$21,030	$—	$24,899

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$29,437	$1,691	$(215)	$(3,300)	$27,613
Investing activities
Purchase of plant, equipment and timberlands	(3,879)	—	(4,209)	—	(8,088)
Acquisition of Concert Industries Corp., net of cash acquired	14	3,373	18	—	3,405
Repayments from (advances of) intercompany loans, net	(2,366)	(1,340)	—	3,706	—

Total investing activities	(6,231)	2,033	(4,191)	3,706	(4,683)
Financing activities
Net (repayments of) proceeds from indebtedness	—	—	(107)	—	(107)
Payment of dividends to shareholders	(4,206)	—	—	—	(4,206)
(Repayments) borrowings of intercompany loans, net	8,100	—	(4,394)	(3,706)	—
Payment of intercompany dividends	—	(3,300)	—	3,300	—
Proceeds from stock options exercised and other	6	—	—	—	6

Total financing activities	3,900	(3,300)	(4,501)	(406)	(4,307)
Effect of exchange rate on cash	—	—	1,526	—	1,526

Net increase (decrease) in cash	27,106	424	(7,381)	—	20,149
Cash at the beginning of period	61,953	91	33,744	—	95,788

Cash at the end of period	$89,059	$515	$26,363	$—	$115,937

GLATFELTER

3.31.12 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K.

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

GLATFELTER

3.31.12 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2012 versus the Three months ended March 31, 2011

Overview For the first quarter of 2012, net income was $18.9 million, or $0.43 per diluted share, compared with $17.4 million, or $0.38 per diluted share, in the first quarter of 2011. The amounts reported for 2011 include $1.7 million in after-tax gains from timberland sales.

Operationally, our results reflect $2.2 million of higher operating income from our business units primarily reflecting higher selling prices, efficient operations and continuous improvement initiatives. Overall, volumes shipped declined 1.0% in the year-over-year comparison.

Specialty Papers’ operating income totaled $23.7 million and $22.2 million for the first quarters of 2012 and 2011, respectively. Although volumes shipped declined 1.5%, this unit’s profitability was favorably impacted by higher selling prices, the mix of products sold and efficient operations.

Our Composite Fibers business unit’s first quarter of 2012 operating income declined to $10.9 million from $12.4 million in the first quarter of 2011 primarily due to lost production from downtime associated with two machine upgrades as well as translation of foreign currencies. Volumes shipped were essentially unchanged.

Advanced Airlaid Materials’ operating income increased to $3.9 million compared with $1.7 million for the first quarter of 2011, reflecting improvements in operating efficiency and lower raw material and energy costs.

The increase in consolidated net income and earnings per share also reflects $1.4 million, after tax, of lower interest expense as a result of the debt refinancing activities undertaken in the fourth quarter of 2011 and lower shares outstanding due to the 2011 share repurchase program. Diluted shares outstanding for the first quarter of 2012 declined by 2.9 million shares compared with the first quarter of 2011.

The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2012	2011
Net sales	$397,352	$396,771
Gross profit	60,970	60,167
Operating income	31,040	31,572
Net income	18,878	17,426
Earnings per diluted share	0.43	0.38

The consolidated results of operations for the three months ended March 31, 2011 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2011
Gains on sale of timberlands	$1,718	$0.04
Acquisition and integration costs	(275)	(0.01)

The above items increased earnings by $1.4 million, or $0.03 per diluted share, in first quarter of 2011.

Business Unit Performance

Three months ended March 31 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$223.8	$220.5	$111.9	$115.2	$61.6	$61.1	$—	$—	$397.4	$396.8
Energy and related sales, net	1.9	3.0	—	—	—	—	—	—	1.9	3.0

Total revenue	225.7	223.4	111.9	115.2	61.6	61.1	—	—	399.2	399.8
Cost of products sold	188.7	187.3	91.5	93.0	55.1	56.7	2.9	2.6	338.2	339.6

Gross profit	37.0	36.1	20.4	22.2	6.5	4.4	(2.9)	(2.6)	61.0	60.2
SG&A	13.3	13.9	9.5	9.8	2.6	2.7	4.5	5.4	30.0	31.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(3.2)	—	(3.2)

Total operating income (loss)	23.7	22.2	10.9	12.4	3.8	1.7	(7.4)	(4.8)	31.0	31.6
Other non-operating income (expense)	—	—	—	—	—	—	(4.0)	(6.2)	(4.0)	(6.2)

Income (loss) before income taxes	$23.7	$22.2	$10.9	$12.4	$3.8	$1.7	$(11.4)	$(11.0)	$27.1	$25.3

Supplementary Data
Net tons sold	195.8	198.8	22.7	22.9	22.3	21.5	—	—	240.8	243.2
Depreciation, depletion and amortization	$8.9	$8.7	$6.0	$6.1	$2.2	$2.1	$—	$—	$17.1	$16.9
Capital expenditures	4.6	3.9	9.1	3.8	0.5	0.4	—	—	14.2	8.1

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

3.31.12 Form 10-Q

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

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2012	2011	Change
Net sales	$397,352	$396,771	$581
Energy and related sales – net	1,861	2,987	(1,126)

Total revenues	399,213	399,758	(545)
Costs of products sold	338,243	339,591	(1,348)

Gross profit	$60,970	60,167	$803

Gross profit as a percent of Net sales	15.3%	15.2%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2012	2011
Business Unit
Specialty Papers	56.3%	55.6%
Composite Fibers	28.2	29.0
Advanced Airlaid Materials	15.5	15.4

Total	100.0%	100.0%

Net sales for the first quarter of 2012 increased slightly to $397.4 million compared with $396.8 million in the first quarter of 2011. The translation of foreign currencies unfavorably impacted net sales by $4.8 million in the comparison.

In the Specialty Papers business unit, 2012 first quarter net sales increased $3.3 million due to a $3.7 million benefit from higher selling prices and an improved mix of products sold, partially offset by a 1.5% decline in shipping volumes. Carbonless volumes benefited from increased demand in advance of our previously announced price increase effective at the end of March 2012.

Specialty Papers’ 2012 first quarter operating income was $1.5 million higher than the same period of 2011 reflecting the benefit from higher selling prices and $1.8 million from continuous improvement initiatives production efficiencies, and the timing of maintenance. These factors offset a $1.5 million adverse impact of higher input costs and $1.1 million of lower energy and related sales. Results for the 2011 first quarter benefited by $2.8 million from an insurance recovery and the resolution of a tax audit.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first quarters of 2012 and 2011:

In thousands	2012	2011	Change
Energy sales	$1,039	$2,892	$(1,853)
Costs to produce	(1,010)	(2,477)	1,467

Net	29	415	(386)
Renewable energy credits	1,832	2,572	(740)

Total	$1,861	$2,987	$(1,126)

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

In Composite Fibers, 2012 first quarter net sales were $111.9 million, a decrease of $3.3 million, or 2.9%, primarily due to the translation of foreign currencies which unfavorably impacted the comparison by $3.4 million partially offset by a $1.1 million benefit from higher selling prices.

Composite Fibers’ first-quarter 2012 operating income decreased by $1.5 million as the benefit from higher selling prices was more than offset by unfavorable operating costs including higher energy costs, general inflation, and a $0.7

GLATFELTER

3.31.12 Form 10-Q

million impact from the completion of machine upgrades at two facilities. In addition, the translation of foreign currencies was $0.5 million unfavorable.

In Advanced Airlaid Materials, net sales were $61.6 million and $61.1 million in the first quarters of 2012 and 2011, respectively. The increase was primarily due to a 3.7% increase in volumes shipped which more than offset a $0.4 million adverse impact of lower selling prices.

First-quarter 2012 operating income increased $2.1 million compared with the year ago quarter led by a $1.5 million benefit from continuous improvement initiatives including supply chain efficiencies, waste reduction, improved throughput, and benefits from a new festooner. In addition, lower raw material and energy costs benefited results by $1.0 million.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended March 31
In thousands	2012	2011	Change
Recorded as:
Costs of products sold	$2,623	$2,075	$548
SG&A expense	453	319	134

Total	$3,076	$2,394	$682

The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets as of the beginning of the year.

Other and Unallocated The amount of net expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $7.4 million in the first quarter of 2012 compared with net expenses of $4.8 million in the first quarter of 2011. The change was primarily due to $3.2 million of gains on dispositions of plant, equipment and timberlands in the first quarter of 2011. Excluding these gains, other and unallocated net operating expenses decreased $0.6 million.

Non-operating income (expense) as presented in the Business Unit Performance table includes $4.3 million of interest expense for the first quarter of 2012, a decrease of $2.2 million in the quarterly comparison primarily due to the redemption in the fourth quarter of 2011 of $100.0 million of 7 1/8% bonds.

Income taxes For the first three months of 2012, we recorded a provision for income taxes of $8.2 million on $27.1 million of pretax income, or 30.3%. The comparable amounts in the first quarter of 2011 were income tax expense $7.9 million on $25.3 million of pretax income, or 31.2%. The lower tax rate in the first quarter of 2012 was due, in part, to gains on timberland sales in the first quarter of 2011 which are taxed at a higher rate, partially offset by the expiration of the research and development tax credit and a change in the mix of jurisdictions in which taxable income is generated.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first three months of 2012, Euro functional currency operations generated approximately 25.7% of our sales and 24.8% of operating expenses and British Pound Sterling operations represented 7.0% of net sales and 7.0% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on the reported results for first three months of 2012 compared to the first three months 2011:

In thousands	Three months ended March 31
Favorable (unfavorable)
Net sales	$(4,837)
Costs of products sold	3,723
SG&A expenses	434
Income taxes and other	82

Net income	$(598)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2012 were the same as 2011. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

3.31.12 Form 10-Q

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Three months ended March 31
In thousands	2012	2011
Cash and cash equivalents at beginning of period	$38,277	$95,788
Cash provided by (used for)
Operating activities	9,743	27,613
Investing activities	(14,103)	(4,683)
Financing activities	(9,473)	(4,307)
Effect of exchange rate changes on cash	455	1,526

Net cash provided (used)	(13,378)	20,149

Cash and cash equivalents at end of period	$24,899	$115,937

As of March 31, 2012, we had $24.9 million in cash and cash equivalents and $323.4 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow declined in the year-over-year comparison by $17.9 million. The decline was primarily due to the collection in 2011 of $17.8 million of cellulosic biofuel credits.

Net cash used by investing activities totaled $14.1 million in the first quarter of 2012 compared with $4.7 million in the first quarter of 2011. The increase was due to a $6.1 million increase in capital expenditures, which totaled $14.2 million in the 2012 first quarter compared with $8.1 million in the same quarter of 2011. Increased capital expenditures include $4.7 million for the Composite Fibers capacity expansion. Capital expenditures are expected to approximate $95 million to $105 million in 2012 including $30 million to $35 million of the $50 million investment to expand capacity to serve Composite Fibers’ growth markets.

Net cash used by financing activities increased $5.2 million in the first quarter of 2012 compared with the first quarter of 2011, reflecting reduced borrowings under our revolving credit facility.

The following table sets forth our outstanding long-term indebtedness:

In thousands	March 31, 2012	Dec. 31, 2011
Revolving credit facility, due Nov. 2016	$22,000	$27,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	222,000	227,000
Less current portion	—	—

Long-term debt, excluding current portion	$222,000	$227,000

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of March 31, 2012, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 – Financial Statements – Note 9.

Cash dividends paid on common stock totaled $3.9 million and $4.2 million in the first quarters of 2012 and 2011, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations which operate to protect the environment as well as human health and safety. We have, at various times, incurred significant cost to comply with these regulations, as new regulations are developed or regulatory priorities change. Currently, we anticipate that we could incur material capital and operating costs to comply with several air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). For example, on March 21, 2011, the U. S. Environmental Protection Agency issued new rules which could require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing these rules, and challenges to them filed by others in the court system, to understand the effect they may have on our operations if we are required to comply with the rules in their current form. We are also evaluating options that may be available to us, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our initial estimates to implement viable options could result in additional capital spending in excess of $30 million; however, the amount ultimately incurred may be less depending on the outcome of

GLATFELTER

3.31.12 Form 10-Q

challenges to current rules or on our successful implementation of appropriate available options. In addition, the timing of any additional capital spending is uncertain. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 – Financial Statements – Note 14 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 14, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of March 31, 2012 and December 31, 2011, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook For Specialty Papers, we expect slightly lower shipping volumes and an unfavorable mix in the second quarter of 2012 compared with the first quarter of 2012. Selling prices should rise as announced price increases are implemented and overall input costs are expected to rise slightly. We also plan to complete the annually scheduled maintenance outages at both the Chillicothe and Spring Grove facilities in the second quarter of 2012. The outages are expected to adversely impact second quarter operating profit by approximately $21 million, pre-tax. In addition, non-shutdown related maintenance spending is expected to increase by approximately $2 million, pre-tax, compared to the first quarter.

We anticipate Composite Fibers’ shipping volumes will be 5% higher in the second quarter and that selling prices will generally be in line with the first quarter of 2012. However, the mix of products sold is expected to be slightly unfavorable. Input costs are expected to increase moderately.

Shipping volumes for the Advanced Airlaid Materials business unit in the second quarter of 2012 are expected to be in-line with the first quarter of 2012. Input cost increases are expected to outpace selling price changes due to the pass-through provisions in certain customer contracts but we expect this to be more than offset by the impact of our continuous improvement initiatives.

GLATFELTER

3.31.12 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2012
Dollars in thousands	2012	2013	2014	2015	2016	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates	$200,000	$200,000	$200,000	$200,000	$76,923	$200,000	$204,954
At variable interest rates	22,000	22,000	22,000	22,000	18,615	22,000	22,000

						$222,000	$226,954

Weighted-average interest rate
On fixed rate debt	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	2.00	2.00	2.00	2.00	2.00

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2012. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2012, we had long-term debt outstanding of $222.0 million, of which $22.0 million or 9.9% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At March 31, 2012, the weighted-average interest rate paid was approximately 2.00%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.2 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 12.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first three months of 2012, Euro functional currency operations generated approximately 25.7% of our sales and 24.8% of operating expenses and British Pound Sterling operations represented 7.0% of net sales and 7.0% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

3.31.12 Form 10-Q

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

3.31.12 Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

May 3, 2012
	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

3.31.12 Form 10-Q

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

3.31.12 Form 10-Q