Form 10-Q
period 2012-06-30
GLATFELTER P H CO
filed 2012-08-01
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Common Stock outstanding on July 23, 2012 totaled 42,660,371 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

JUNE 30, 2012

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2012	2011	2012	2011

Net sales	$384,693	$397,985	$782,045	$794,756
Energy and related sales – net	1,630	2,060	3,491	5,047

Total revenues	386,323	400,045	785,536	799,803
Costs of products sold	345,445	362,545	683,688	702,136

Gross profit	40,878	37,500	101,848	97,667

Selling, general and administrative expenses	30,113	31,320	60,080	63,090
Gains on dispositions of plant, equipment and timberlands, net	(6,961)	(29)	(6,998)	(3,204)

Operating income	17,726	6,209	48,766	37,781
Non-operating income (expense)
Interest expense	(4,159)	(6,461)	(8,428)	(12,921)
Interest income	103	150	226	357
Other – net	103	(275)	299	(268)

Total other income (expense)	(3,953)	(6,586)	(7,903)	(12,832)

Income (loss) before income taxes	13,773	(377)	40,863	24,949
Income tax provision (benefit)	341	(2,878)	8,553	5,022

Net income	$13,432	$2,501	$32,310	$19,927

Earnings per share
Basic	$0.31	$0.05	$0.75	$0.43
Diluted	0.31	0.05	0.74	0.43

Cash dividends declared per common share	$0.09	$0.09	$0.18	$0.18

Weighted average shares outstanding
Basic	42,854	46,080	42,802	46,075
Diluted	43,558	46,633	43,529	46,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2012	2011	2012	2011

Net income	$13,432	$2,501	$32,310	$19,927

Foreign currency translation adjustments	(14,049)	3,791	(4,575)	18,268
Deferred losses on cash flow hedges, net of taxes of $183, $6, $(137), and $6, respectively	479	16	(341)	16
Amortization of unrecognized retirement obligations, net of taxes of $1,753, $1,368, $3,644, and $3,026, respectively	2,951	2,167	5,948	4,675

Other comprehensive income (loss)	(10,619)	5,974	1,032	22,959

Comprehensive income	$2,813	$8,475	$33,342	$42,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

In thousands	June 30 2012	December 31 2011

Assets
Current assets
Cash and cash equivalents	$23,437	$38,277
Accounts receivable – net	146,819	135,412
Inventories	227,128	206,707
Prepaid expenses and other current assets	47,735	42,017

Total current assets	445,119	422,413

Plant, equipment and timberlands – net	595,055	601,950

Other assets	114,610	112,562

Total assets	$1,154,784	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$118,052	$109,490
Dividends payable	3,894	3,902
Environmental liabilities	250	250
Other current liabilities	106,443	97,598

Total current liabilities	228,639	211,240

Long-term debt	218,000	227,000

Deferred income taxes	54,328	69,791

Other long-term liabilities	137,776	138,490

Total liabilities	638,743	646,521

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	51,826	51,477
Retained earnings	800,349	775,825
Accumulated other comprehensive loss	(165,709)	(166,741)

	687,010	661,105
Less cost of common stock in treasury	(170,969)	(170,701)

Total shareholders’ equity	516,041	490,404

Total liabilities and shareholders’ equity	$1,154,784	$1,136,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2012	2011

Operating activities
Net income	$32,310	$19,927
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	34,053	34,257
Amortization of debt issue costs and original issue discount	608	1,331
Pension expense, net of unfunded benefits paid	5,141	3,733
Deferred income tax provision (benefit)	(26,040)	9,916
Gains on dispositions of plant, equipment and timberlands, net	(6,998)	(3,204)
Share-based compensation	3,336	2,860
Cellulosic biofuel and alternative fuel mixture credits	—	17,833
Change in operating assets and liabilities
Accounts receivable	(12,779)	(18,426)
Inventories	(21,166)	(16,647)
Prepaid and other current assets	2,458	(8,685)
Accounts payable	9,825	18,263
Environmental matters	(26)	—
Accruals and other current liabilities	6,948	(4,928)
Other	862	(7,917)

Net cash provided by operating activities	28,532	48,313

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(30,587)	(27,877)
Proceeds from disposals of plant, equipment and timberlands, net	7,189	3,440

Net cash used by investing activities	(23,398)	(24,437)

Financing activities
Net repayments of revolving credit facility	(9,000)	—
Net repayments of other short term debt	—	(798)
Repurchase of common stock	(3,565)	(4,369)
Payments of dividends	(7,800)	(8,396)
Proceeds from stock options exercised and other	629	117

Net cash used by financing activities	(19,736)	(13,446)

Effect of exchange rate changes on cash	(238)	2,078

Net (decrease) increase in cash and cash equivalents	(14,840)	12,508
Cash and cash equivalents at the beginning of period	38,277	95,788

Cash and cash equivalents at the end of period	$23,437	$108,296

Supplemental cash flow information
Cash paid (received) for
Interest, net of amounts capitalized	$7,625	$11,551
Income taxes	22,214	(10,906)

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

3.	GAINS (LOSSES) ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

Sales of timberlands and other assets in the first six months of 2012 and 2011 are summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2012
Timberlands	3,345	$6,584	$6,415
Other	—	605	583

		$7,189	$6,998

2011
Timberlands	717	$3,373	$3,158
Other	—	67	46

		$3,440	$3,204

The 2012 timberland sales were all completed in the second quarter and the 2011 timberland sales were all completed in the first quarter. We received cash proceeds for all sales summarized above.

4.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended June 30
In thousands, except per share	2012	2011
Net income	$13,432	$2,501

Weighted average common shares outstanding used in basic EPS	42,854	46,080
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	704	553

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,558	46,633

Earnings per share
Basic	$0.31	$0.05
Diluted	0.31	0.05

	Six months ended June 30
In thousands, except per share	2012	2011
Net income	$32,310	$19,927

Weighted average common shares outstanding used in basic EPS	42,802	46,075
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	727	427

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,529	46,502

Earnings per share
Basic	$0.75	$0.43
Diluted	0.74	0.43

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	2012	2011
Three months ended June 30	558,870	613,900
Six months ended June 30	558,870	1,321,397

5.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of June 30, 2012 and December 31, 2011, we had $30.5 million and $29.7 million, respectively, of gross unrecognized tax benefits. As of June 30, 2012, if such benefits were to be recognized, approximately $30.5 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2008 - 2011	N/A
State	2005 - 2011	2004, 2006, 2008, 2009
Canada (1)	2007 - 2011	2007 - 2010
Germany (1)	2007 - 2011	N/A
France	2009 - 2011	N/A
United Kingdom	2008 - 2011	N/A
Philippines	2010 - 2011	2009 - 2010

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $6.0 million. Substantially all of this range relates to tax positions taken in the U.S. and in the U.K.

We recognize interest and penalties related to uncertain tax positions as income tax expense. During the first half of the year, we recognized interest expense of $0.4 million. For the second quarter of 2012, we recognized interest expense of $0.2 million. For the first half of 2011 and the second quarter of 2011, we recognized a net reduction of interest expense of $2.0 million and $2.3 million, respectively. As of June 30, 2012, accrued interest payable was $2.1 million, and as of December 31, 2011, accrued interest payable was $1.7 million. We did not record any penalties associated with uncertain tax positions during the second quarters of 2012 or 2011.

In March 2010, we were approved by the Internal Revenue Service to be registered as a producer of cellulosic biofuel under the Internal Revenue Code. The cellulosic biofuel credit was equal to $1.01 per gallon of black liquor produced in operations during 2009. In the second quarter of 2012, we made the decision to convert a portion of the previously utilized refundable alternative fuel mixture credit, which was equal to $0.50 per gallon, to the non-refundable cellulosic biofuel credit and intend to amend our 2009 federal income tax return to claim the credit for a portion of the black liquor gallons produced in 2009. The conversion to the cellulosic biofuel credit resulted in a net benefit for income taxes in the second quarter of 2012 of $4.4 million. The amount of cellulosic biofuel credits recognized is based on numerous assumptions and estimates about future taxable income. Although we believe our assumptions are reasonable, actual results may differ from these assumptions and estimates and such differences may have a significant impact on the amount of credits recognized. In addition, while we do not intend to convert additional credits, if facts and circumstances change, we could further amend our 2009 tax return and claim additional credits.

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

The following table summarizes RSU and PSA activity during the first six months of the indicated periods:

Units	2012	2011
Beginning balance	788,088	579,801
Granted	206,278	244,754
Forfeited	(22,167)	(12,539)
Shares delivered	(94,830)	(14,490)

Ending balance	877,369	797,526

The amount granted in 2012 and 2011 includes PSAs of 161,083 units and 96,410 units, respectively, exclusive of reinvested dividends. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
In thousands	2012	2011

Three months ended	$703	$541
Six months ended	1,279	1,007

Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to SOSARS for the first six months of the indicated period:

	2012		2011
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at Jan. 1,	2,298,288	$12.35	2,061,877	$12.28
Granted	356,570	15.55	345,290	12.56
Exercised	(65,637)	10.57	—	—
Canceled / forfeited	(10,000)	14.96	(102,970)	12.55

Outstanding at Jun. 30,	2,579,221	$12.82	2,304,197	$12.31

SOSAR Grants
Weighted average grant date fair value per share	$4.93		$4.09
Aggregate grant date fair value (in thousands)	$1,757		$1,412
Black-Scholes assumptions
Dividend yield	2.32%		2.87%
Risk free rate of return	1.02%		2.55%
Volatility	41.49%		41.91%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2012	2011

Three months ended	$372	$411
Six months ended	726	880
7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended June 30
In thousands	2012	2011
Pension Benefits
Service cost	$2,625	$2,338
Interest cost	5,762	6,033
Expected return on plan assets	(10,547)	(10,449)
Amortization of prior service cost	614	637
Amortization of unrecognized loss	4,187	3,082

Net periodic benefit cost	$2,641	$1,641

Other Benefits
Service cost	$708	$693
Interest cost	607	691
Expected return on plan assets	(113)	(130)
Amortization of prior service cost	(235)	(306)
Amortization of unrecognized loss	152	183

Net periodic benefit cost	$1,119	$1,131

	Six months ended June 30
In thousands	2012	2011
Pension Benefits
Service cost	$5,556	$4,943
Interest cost	11,534	12,097
Expected return on plan assets	(21,110)	(20,914)
Amortization of prior service cost	1,227	1,283
Amortization of unrecognized loss	8,510	6,626

Net periodic benefit cost	$5,717	$4,035

Other Benefits
Service cost	$1,418	$1,453
Interest cost	1,216	1,408
Expected return on plan assets	(226)	(260)
Amortization of prior service cost	(469)	(611)
Amortization of unrecognized loss	331	441

Net periodic benefit cost	$2,270	$2,431

8.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	Jun. 30, 2012	Dec. 31, 2011
Raw materials	$65,624	$57,547
In-process and finished	103,622	93,096
Supplies	57,882	56,064

Total	$227,128	$206,707

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	Jun. 30, 2012	Dec. 31, 2011
Revolving credit facility, due Nov. 2016	$18,000	$27,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	218,000	227,000
Less current portion	—	—

Long-term debt, net of current portion	$218,000	$227,000

On November 21, 2011, we entered into an amendment to our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $350 million, extended the maturity of the facility to November 21, 2016, and instituted a lower interest rate pricing grid.

For all U.S. dollar denominated borrowings under the Revolving Credit Facility, the borrowing rate is, at our option, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the federal funds rate plus 50 basis points plus an applicable spread ranging from 25 basis points to 125 basis points based on our corporate credit ratings determined by Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. (the “Corporate Credit Rating”); or iii) the daily Euro-rate plus 100 basis points; or (b) the daily Euro-rate plus an applicable margin ranging from 125 basis points to 225 basis points based on the Corporate Credit Rating. For non-US dollar denominated borrowings, interest is based on (b) above.

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

On April 28, 2006 we completed an offering of $200.0 million aggregate principal amount of our 7 1/8% Senior Notes due May 2016 (“7 1/8% Notes”). Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering.

Interest on the 7 1/8% Notes is payable semiannually in arrears on May 1 and November 1.

The 7 1/8% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of June 30, 2012, we met all of the requirements of our debt covenants.

As of June 30, 2012 and December 31, 2011, we had $4.6 million, respectively, of letters of credit issued to us by certain financial institutions. Such letters of credit reduce amounts available under our revolving credit facility. The letters of credit primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million representing the estimated fair value of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions to the original estimate, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis over the expected closure period. Following is a summary of activity recorded during the first six months of 2012 and 2011:

In thousands	2012	2011
Balance at Jan. 1,	$9,679	$9,717
Accretion	244	265
Payments	(463)	(518)

Balance at Jun. 30,	$9,460	$9,464

At June 30, 2012, $3.6 million of the total liability is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $5.9 million is recorded under the caption “Other long-term liabilities.”

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	Jun. 30, 2012		Dec. 31, 2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$200,000	$205,005	$200,000	$204,000
Variable rate debt	18,000	18,000	27,000	27,000

Total	$218,000	$223,005	$227,000	$231,000

As of June 30, 2012, and December 31, 2011, we had $200.0 million of 7 1/8% fixed rate debt. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics (Level – 2). The fair value of financial derivatives is set forth below in Note 12.

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

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases and certain other identified manufacturing cost with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is subsequently reclassified into cost of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying consolidated statement of income as non-operating income (expense) under the caption “Other-net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

in thousands	Jun. 30, 2012	Dec. 31, 2011
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	28,279	22,730
U.S. dollar / Canadian dollar	10,973	11,019

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

in thousands	Jun. 30, 2012	Dec. 31, 2012
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	19,000	25,500
Euro / British Pound	3,000	—
U.S. dollar / Canadian dollar	1,500	—
Philippine peso / U.S. dollar	—	150,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

In thousands	Jun. 30, 2012	Dec. 31, 2011	Jun. 30, 2012	Dec. 31, 2011
Balance sheet caption	Prepaid and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$949	$1,520	$37	—
Not designated as hedging:
Forward foreign currency exchange contracts	$9	$338	$328	$15

The amounts set forth in the table above represent the net asset or liability with each counterparty giving effect to rights of offset.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated income statement where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2012	2011	2012	2011
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$545	—	$1,117	—
Ineffective portion – other – net	86	(1)	226	(1)
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$1,464	($1,496)	$394	($5,842)

The impact on our results of operations of marking-to-market activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2012	2011
Balance at January 1	$1,649	$0
Deferred gains on cash flow hedges	639	22
Reclassified to earnings	(1,117)	0

Balance at June 30	$1,171	$22

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

In May 2012, our Board of Directors authorized a new share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	172,157	(2,605)

Remaining authorization		$22,395

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, exclusive of commissions, all of which was used, including 82,533 shares at a cost of $1.2 million repurchased under this program in the first quarter of 2012.

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

OU1 CD. On October 1, 2003, the United States and the State of Wisconsin commenced an action captioned United States v. P .H. Glatfelter Co. against us and WTM I Company (“WTM I”). in the United States District Court for the Eastern District of Wisconsin and simultaneously lodged a consent decree (“OU1 CD”) that the court entered on April 12, 2004. Under that OU1 CD, and an amendment dated August 2008, we and WTM I, with a limited fixed contribution from Menasha Corp. and funds provided by the United States from an agreement with others, have implemented the remedy for OU1. We have also resolved claims for all Governmental response costs in OU1 after July 2003 and made a payment on NRDs. That remedy is complete. We have continuing operation and maintenance obligations that we expect to fund from contributions we and WTM I have already made to an escrow account for OU1 under the OU1 CD.

OU2-5 UAO. In November 2007, the United States Environmental Protection Agency (“EPA”) issued an administrative order for remedial action (“UAO”) to Appleton Papers Inc. (“API”), CBC Coating, Inc. (formerly known as Riverside Paper Corporation),

Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, Glatfelter, U.S. Paper Mills Corp., and WTM I directing those respondents to implement the remedy in OU2-5. Shortly following issuance of the UAO, API and NCR commenced litigation against us and others, as described below. Accordingly, we have no vehicle for complying with the UAO’s overall requirements other than answering a judgment in the litigation, and we have so informed EPA, but, to minimize disruptions, have paid certain de minimis amounts to EPA for oversight costs under the UAO.

Government Action. On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the “Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which are approximately $17 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5. The United States twice sought a preliminary injunction in 2011 to obtain “full-scale remediation” from NCR or API, and those motions were denied. NCR implemented less than a full season of work in 2011. On March 19, 2012, the United States again moved for a preliminary injunction to require NCR and API to conduct “full-scale” remediation – defined as dredging of 660,000 cubic yards of sediment – in 2012. On April 10, 2012, the court granted summary judgment to API, holding that API was not a successor to the Appleton Coated Papers Division of NCR Corporation. On April 27, 2012, the court granted the preliminary injunction that the United States had requested, but against NCR only. NCR has appealed that preliminary injunction to the United States Court of Appeals for the Seventh Circuit. That appeal was argued on June 4, 2012, and we expect a decision at any time. The preliminary injunction has not been stayed pending appeal, so work continues in OU2-5. Active litigation of the United States’ claim for a declaratory judgment or permanent injunctive relief against all recipients of the UAO for OU2-5, including us, is on an accelerated schedule, and the district court has scheduled it for a trial beginning December 3, 2012. Among other issues, disposition of that claim will require litigation of challenges to the United States’ selection of the remedy for this Site and will also require disposition of various parties’ asserted defenses that liability for some or all of this Site is not joint and several and may be apportioned. Should the government obtain the order against us that it is now seeking on the claim to be tried, the court would issue a mandatory injunction requiring us, jointly and severally with any other defendants against which the government were to prevail, to complete the remedy for OU2-5. However, the government is not seeking at that trial any change to the rulings in the Whiting Litigation under which NCR bears full responsibility for any obligations we share jointly with NCR.

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

We also filed counterclaims against NCR and API to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Site. Other defendants have similar claims. On February 28, 2011, the district court granted our summary judgment motions on those counterclaims in part and denied them in part. The court granted a declaration that NCR and API are liable to us (and to others) in contribution for 100% of any costs of response (that is, clean up) that we may be required to pay for work in OU2-5 in the future. On September 30, 2011, the court clarified its ruling with respect to NRDs and natural resource damage assessment costs, holding that NCR and API owe full contribution to us (and others) for NRDs or natural resource damage assessment costs that we have paid or may be required to pay in the future. The court required further proceedings to decide whether or to what extent NCR and API owe contribution to us and others for costs that we and others incurred in the past and costs that we and others incurred in connection with OU1. In addition, NCR and API contended that some of the costs we claim are not recoverable and that our insurance coverage settlements ought to be set off against any recovery in whole or in part. Those issues were tried to the court in February 2012. On July 3, 2012, the court issued findings of fact and conclusions of law awarding us approximately $4.25 million in claimed past costs associated with the work of the “Fox River Group,” subject to an unresolved insurance coverage settlement off-set. The court also found that the sale of production scrap known as “broke” from NCR’s predecessor Appleton Coated Paper Company to recyclers did not constitute “arranging” for disposal of the PCBs coated on that broke and therefore did not render NCR liable on that basis for costs we had incurred in OU1, a decision with which we disagree. Further motions are now pending to determine whether NCR or API may be responsible for our costs in OU1 on any other theory. An appeal of the court’s February 28, 2011, September 30, 2011, and July 3, 2012, decisions is not yet ripe for any party.

Reserves for the Site. As of June 30, 2012, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.5 million. Of our total reserve for the Fox River, $0.3 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

In any event, based upon the court’s December 16, 2009, and February 28, 2011, rulings in the Whiting Litigation, statements in the court’s disposition of the United States’ 2011 and 2012 motions for a preliminary injunction in the Government Action, as well as certain other procedural orders, we continue to believe that an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

We previously entered into interim cost-sharing agreements with six of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These Interim Cost Sharing Agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the Court’s December 16, 2009, February 28, 2011, and July 3, 2012, rulings in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.

Range of Reasonably Possible Outcomes. Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as RODs, discussions with the United States and other PRPs, as well as legal counsel and engineering consultants. Based on our analysis of the current RODs and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our costs associated with the Fox River matter may exceed our cost estimates and the aggregate amounts accrued for the Fox River matter by amounts that are insignificant or that could range up to $265 million over an undeterminable period that could range beyond 10 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. The two summary judgments in our favor in the Whiting Litigation, if sustained on appeal, suggest that outcomes in the upper end of the monetary range have become somewhat less likely, while the result of the February 2012 trial and increases in cost estimates for some of the work may make an outcome in the upper end of the range more likely.

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

15.	SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the periods indicated:

Three months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$214.1	$216.7	$108.6	$116.4	$62.0	$64.9	—	—	$384.7	$398.0
Energy and related sales, net	1.6	2.1	—	—	—	—	—	—	1.6	2.1

Total revenue	215.7	218.8	108.6	116.4	62.0	64.9	—	—	386.3	400.0
Cost of products sold	197.5	206.5	90.7	97.6	55.0	58.3	2.2	0.1	345.4	362.5

Gross profit	18.3	12.2	17.9	18.8	6.9	6.6	(2.2)	(0.1)	40.9	37.5
SG&A	14.0	12.3	10.0	9.6	2.3	2.8	3.8	6.6	30.1	31.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(7.0)	—	(7.0)	—

Total operating income (loss)	4.2	(0.1)	7.9	9.2	4.6	3.8	1.0	(6.7)	17.7	6.2
Other non-operating income (expense)	—	—	—	—	—	—	(4.0)	(6.6)	(4.0)	(6.6)

Income (loss) before income taxes	$4.2	$(0.1)	$7.9	$9.2	$4.6	$3.8	$(3.0)	$(13.3)	$13.8	$(0.4)

Supplementary Data
Net tons sold	186.8	191.8	23.0	22.9	22.7	22.3	—	—	232.5	237.0
Depreciation, depletion and amortization	$9.0	$8.9	$5.8	$6.4	$2.2	$2.1	—	—	$17.0	$17.4
Capital expenditures	9.1	9.4	6.3	6.6	0.9	3.7	0.1	—	16.4	19.8

Six months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$437.9	$437.2	$220.6	$231.6	$123.6	$126.0	—	—	$782.0	$794.8
Energy and related sales, net	3.5	5.0	—	—	—	—	—	—	3.5	5.0

Total revenue	441.4	442.2	220.6	231.6	123.6	126.0	—	—	785.5	799.8
Cost of products sold	386.1	393.9	182.3	190.6	110.1	115.0	5.2	2.6	683.7	702.1

Gross profit	55.3	48.3	38.3	41.0	13.4	11.0	(5.2)	(2.6)	101.8	97.7
SG&A	27.4	26.2	19.5	19.4	5.0	5.5	8.3	12.0	60.1	63.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(7.0)	(3.2)	(7.0)	(3.2)

Total operating income (loss)	27.9	22.1	18.8	21.6	8.4	5.5	(6.5)	(11.5)	48.8	37.8
Other non-operating income (expense)	—	—	—	—	—	—	(7.9)	(12.8)	(7.9)	(12.8)

Income (loss) before income taxes	$27.9	$22.1	$18.8	$21.6	$8.4	$5.5	$(14.4)	$(24.3)	$40.9	$24.9

Supplementary Data
Net tons sold	382.6	390.5	45.7	45.8	45.1	43.8	—	—	473.3	480.2
Depreciation, depletion and amortization	$17.9	$17.5	$11.8	$12.5	$4.3	$4.3	—	—	$34.1	$34.3
Capital expenditures	13.7	13.3	15.3	10.5	1.4	4.1	0.1	—	30.6	27.9

The clerical accuracy of the amounts set forth above may be affected by, or the amounts may not agree to the consolidated financial statements included herein due to, rounding.

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

Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture and cellulosic biofuel credits, charges related to the Fox River environmental reserves, acquisition and integration related costs, restructuring related charges, unusual items, certain corporate level costs, and the effects of asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that our performance is evaluated internally and by the Company’s Board of Directors.

16.	GUARANTOR FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Income for the

three months ended June 30, 2012

In thousand	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$214,113	$12,002	$170,580	$(12,002)	$384,693
Energy and related sales – net	1,630	—	—	—	1,630

Total revenues	215,743	12,002	170,580	(12,002)	386,323
Costs of products sold	200,549	11,103	145,827	(12,034)	345,445

Gross profit	15,194	899	24,753	32	40,878
Selling, general and administrative expenses	17,691	602	11,820	—	30,113
Gains on dispositions of plant, equipment and timberlands, net	(497)	(6,451)	(13)	—	(6,961)

Operating income	(2,000)	6,748	12,946	32	17,726
Other non-operating income (expense)
Interest expense, net	(4,830)	1,699	(925)	—	(4,056)
Other – net	13,611	285	388	(14,181)	103

Total other non-operating income (expense)	8,781	1,984	(537)	(14,181)	(3,953)

Income (loss) before income taxes	6,781	8,732	12,409	(14,149)	13,773
Income tax provision (benefit)	(6,651)	3,793	3,186	13	341

Net income (loss)	13,432	4,939	9,223	(14,162)	13,432
Other comprehensive income (loss)	(10,619)	—	(13,532)	13,532	(10,619)

Comprehensive income	$2,813	$4,939	$(4,309)	$(630)	$2,813

Condensed Consolidating Statement of Income for the

three months ended June 30, 2011

In thousand	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$216,708	$11,986	$181,277	$(11,986)	$397,985
Energy and related sales – net	2,060	—	—	—	2,060

Total revenues	218,768	11,986	181,277	(11,986)	400,045
Costs of products sold	208,575	11,271	154,753	(12,054)	362,545

Gross profit	10,193	715	26,524	68	37,500
Selling, general and administrative expenses	17,293	688	13,339	—	31,320
Gains on dispositions of plant, equipment and timberlands, net	(29)	—	—	—	(29)

Operating income	(7,071)	27	13,185	68	6,209
Other non-operating income (expense)
Interest expense, net	(6,608)	1,992	(1,695)	—	(6,311)
Other – net	12,863	34	(100)	(13,072)	(275)

Total other non-operating income (expense)	6,255	2,026	(1,795)	(13,072)	(6,586)

Income (loss) before income taxes	(816)	2,053	11,390	(13,004)	(377)
Income tax provision (benefit)	(3,317)	676	(257)	20	(2,878)

Net income (loss)	2,501	1,377	11,647	(13,024)	2,501
Other comprehensive income (loss)	5,974	—	3,786	(3,786)	5,974

Comprehensive income	$8,475	$1,377	$15,433	$(16,810)	$8,475

Condensed Consolidating Statement of Income for the

six months ended June 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$437,915	$27,372	$344,141	$(27,383)	$782,045
Energy and related sales – net	3,491	—	—	—	3,491

Total revenues	441,406	27,372	344,141	(27,383)	785,536
Costs of products sold	393,425	25,051	292,568	(27,356)	683,688

Gross profit	47,981	2,321	51,573	(27)	101,848
Selling, general and administrative expenses	34,727	1,341	24,012	—	60,080
Gains on dispositions of plant, equipment and timberlands, net	(522)	(6,451)	(25)	—	(6,998)

Operating income	13,776	7,431	27,586	(27)	48,766
Non-operating income (expense)
Interest expense, net	(9,786)	3,341	(1,757)	—	(8,202)
Other – net	24,800	374	861	(25,736)	299

Total other income (expense)	15,014	3,715	(896)	(25,736)	(7,903)

Income (loss) before income taxes	28,790	11,146	26,690	(25,763)	40,863
Income tax provision (benefit)	(3,520)	4,886	7,198	(11)	8,553

Net income (loss)	32,310	6,260	19,492	(25,752)	32,310
Other comprehensive income	1,032	—	(4,898)	4,898	1,032

Comprehensive income	$33,342	$6,260	$14,594	$(20,854)	$33,342

Condensed Consolidating Statement of Income for the

six months ended June 30, 2011

In thousand	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$437,162	$24,818	$357,594	$(24,818)	$794,756
Energy and related sales – net	5,047	—	—	—	5,047

Total revenues	442,209	24,818	357,594	(24,818)	799,803
Costs of products sold	399,537	22,742	304,855	(24,998)	702,136

Gross profit	42,672	2,076	52,739	180	97,667
Selling, general and administrative expenses	36,011	1,247	25,832	—	63,090
Gains on dispositions of plant, equipment and timberlands, net	(42)	(3,158)	(4)	—	(3,204)

Operating income	6,703	3,987	26,911	180	37,781
Non-operating income (expense)
Interest expense, net	(9,937)	3,872	(3,199)	(3,300)	(12,564)
Other – net	23,389	121	(179)	(23,599)	(268)

Total other income (expense)	13,452	3,993	(3,378)	(26,899)	(12,832)

Income (loss) before income taxes	20,155	7,980	23,533	(26,719)	24,949
Income tax provision (benefit)	228	3,132	2,836	(1,174)	5,022

Net income (loss)	19,927	4,848	20,697	(25,545)	19,927
Other comprehensive income	22,959	—	18,200	(18,200)	22,959

Comprehensive income	$42,886	$4,848	$38,897	$(43,745)	$42,886

Condensed Consolidating Balance Sheet as of

June 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$1,436	$3,424	$18,577	$—	$23,437
Other current assets	264,584	422,835	228,525	(494,262)	421,682

Plant, equipment and timberlands – net	240,564	6,179	348,312	—	595,055
Other assets	761,892	157,083	47,659	(852,024)	114,610

Total assets	$1,268,476	$589,521	$643,073	$(1,346,286)	$1,154,784

Liabilities and Shareholders’ Equity
Current liabilities	$390,880	$53,140	$282,452	$(497,833)	$228,639
Long-term debt	218,000	—	—	—	218,000
Deferred income taxes	27,959	3,643	38,913	(16,187)	54,328
Other long-term liabilities	115,596	10,048	9,049	3,083	137,776

Total liabilities	752,435	66,831	330,414	(510,937)	638,743
Shareholders’ equity	516,041	522,690	312,659	(835,349)	516,041

Total liabilities and shareholders’ equity	$1,268,476	$589,521	$643,073	$(1,346,286)	$1,154,784

Condensed Consolidating Balance Sheet as of

December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Current assets
Cash and cash equivalents	$3,007	$2,894	$32,376	$—	$38,277
Other current assets	203,173	378,519	223,494	(421,050)	384,136
Plant, equipment and timberlands – net	243,554	6,648	351,748	—	601,950
Other assets	736,733	175,945	48,610	(848,726)	112,562

Total assets	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities	$310,814	$31,328	$293,283	$(424,185)	$211,240
Long-term debt	227,000	—	—	—	227,000
Deferred income taxes	42,252	4,079	39,511	(16,051)	69,791
Other long-term liabilities	115,997	10,059	9,415	3,019	138,490

Total liabilities	696,063	45,466	342,209	(437,217)	646,521
Shareholders’ equity	490,404	518,540	314,019	(832,559)	490,404

Total liabilities and shareholders’ equity	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$3,464	$3,369	$21,699	$-	$28,532
Investing activities
Purchase of plant, equipment and timberlands	(13,767)	(78)	(16,742)	-	(30,587)
Proceeds from disposal plant, equipment and timberlands	533	6,620	36	-	7,189
Repayments from (advances of) intercompany loans, net and other	5,662	(9,381)	(514)	4,233	-
Total investing activities	(7,572)	(2,839)	(17,220)	4,233	(23,398)
Financing activities
Net repayments of indebtedness	(9,000)	-	-	-	(9,000)
Payment of dividends to shareholders	(7,800)	-	-	-	(7,800)
Repurchases of common stock	(3,565)	-	-	-	(3,565)
(Repayments) borrowings of intercompany loans, net	22,300	-	(18,067)	(4,233)	-
Proceeds from stock options exercised and other	602	-	27	-	629
Total financing activities	2,537	-	(18,040)	(4,233)	(19,736)
Effect of exchange rate on cash	-	-	(238)	-	(238)
Net increase (decrease) in cash	(1,571)	530	(13,799)	-	(14,840)
Cash at the beginning of period	3,007	2,894	32,376	-	38,277
Cash at the end of period	$1,436	$3,424	$18,577	$-	$23,437

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$38,587	$2,969	$10,057	$(3,300)	$48,313
Investing activities
Purchase of plant, equipment and timberlands	(13,284)	(16)	(14,577)	–	(27,877)
Proceeds from disposals of plant, equipment and timberlands	49	3,373	18	–	3,440
Repayments of (advances from) intercompany loans, net	(3,586)	(2,156)	–	5,742	–
Total investing activities	(16,821)	1,201	(14,559)	5,742	(24,437)
Financing activities
Net repayments of indebtedness	–	–	(798)	–	(798)
Payment of dividends to shareholders	(8,396)	–	–	–	(8,396)
Repurchases of common stock	(4,369)	–	–	–	(4,369)
(Repayments) borrowings of intercompany loans, net	13,500	–	(7,758)	(5,742)	–
Payment of intercompany dividends	–	(3,300)	–	3,300	–
Proceeds from stock options exercised and other	117	–	–	–	117
Total financing activities	852	(3,300)	(8,556)	(2,442)	(13,446)
Effect of exchange rate on cash	–	–	2,078	–	2,078
Net increase (decrease) in cash	22,618	870	(10,980)	-	12,508
Cash at the beginning of period	61,953	91	33,744	–	95,788
Cash at the end of period	$84,571	$961	$22,764	$-	$108,296

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

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

x.	geopolitical events, including war and terrorism;

xi.	disruptions in production and/or increased costs due to labor disputes;

xii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiv.	adverse results in litigation in the Fox River matter;

xv.	our ability to finance, consummate and integrate acquisitions; and

xvi.	the cost, and successful design and construction, of the Composite Fibers capacity expansion project.

We manufacture a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

i)	Specialty Papers with revenue from the sale of carbonless papers and forms, book publishing, envelope & converting papers, and fiber-based engineered products;

ii)	Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, metallized papers, composite laminates used for decorative furniture and flooring applications, and other technical specialty papers; and

iii)	Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads, wipes, food pads, napkins, tablecloths, and baby wipes.

RESULTS OF OPERATIONS

Six months ended June 30, 2012 versus the Six months ended June 30, 2011

Overview For the first six months of 2012, net income was $32.3 million, or $0.74 per diluted share, compared with $19.9 million, or $0.43 per diluted share, in the same period of 2011.

Operationally, our results reflect $5.9 million of higher operating income from our business units primarily reflecting higher selling prices, efficient operations and continuous improvement initiatives.

Specialty Papers’ operating income increased $5.8 million to $27.9 million for the first six months of 2012. Volumes shipped declined 2.0%; however this unit’s profitability was favorably impacted by higher selling prices, the mix of products sold and efficient operations.

Our Composite Fibers business unit’s operating income declined $2.8 million to $18.8 million primarily due to lost production associated with two machine upgrades as well as the translation of foreign currencies. Volumes shipped were essentially unchanged in the comparison, although the demand trends were impacted by the uncertain European economic conditions.

Advanced Airlaid Materials’ operating income increased $2.9 million to $8.4 million, reflecting improvements in operating efficiency and lower raw material and energy costs.

Consolidated net income also benefited by $2.9 million, or $0.07 per diluted share, from lower interest expense as a result of the debt refinancing activities undertaken in the fourth quarter of 2011. Diluted shares outstanding for the first six months of 2012 declined by 3.0 million shares compared with the same period of 2011 primarily due to the 2011 share repurchase program.

	Six months ended June 30
In thousands, except per share	2012	2011
Net sales	$782,045	$794,756
Gross profit	101,848	97,667
Operating income	48,766	37,781
Net income	32,310	19,927
Earnings per diluted share	0.74	0.43

The consolidated results of operations summarized above include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2012
Conversion of Alternative fuel mixture for Cellulosic biofuel credits	$4,440	$0.10
Timberland sales and related costs	3,696	0.08

2011
Timberlands sales and related costs	$1,650	$0.04
Acquisition and integration costs	(793)	(0.02)

The above items increased earnings by $8.1 million, or $0.18 per diluted share, in the first six months of 2012 and by $0.9 million, or $0.02 per diluted share, in the first six months of 2011.

During the second quarter of 2012, we recorded a $4.4 million, or $0.10 per diluted share, benefit in connection with our intention to convert alternative fuel mixture credits earned in 2009 for cellulosic biofuel credits.

The consolidated amounts reported for 2012 and 2011 also includes $3.7 million and $1.7 million, respectively, in after-tax gains from timberland sales.

Business Unit Performance

Six months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$437.9	$437.2	$220.6	$231.6	$123.6	$126.0	—	—	$782.0	$794.8
Energy and related sales, net	3.5	5.0	—	—	—	—	—	—	3.5	5.0

Total revenue	441.4	442.2	220.6	231.6	123.6	126.0	—	—	785.5	799.8
Cost of products sold	386.1	393.9	182.3	190.6	110.1	115.0	5.2	2.6	683.7	702.1

Gross profit	55.3	48.3	38.3	41.0	13.4	11.0	(5.2)	(2.6)	101.8	97.7
SG&A	27.4	26.2	19.5	19.4	5.0	5.5	8.3	12.0	60.1	63.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(7.0)	(3.2)	(7.0)	(3.2)

Total operating income (loss)	27.9	22.1	18.8	21.6	8.4	5.5	(6.5)	(11.5)	48.8	37.8
Other non-operating income (expense)	—	—	—	—	—	—	(7.9)	(12.8)	(7.9)	(12.8)

Income (loss) before income taxes	$27.9	$22.1	$18.8	$21.6	$8.4	$5.5	$(14.4)	$(24.3)	$40.9	$24.9

Supplementary Data
Net tons sold	382.6	390.5	45.7	45.8	45.1	43.8	—	—	473.3	480.2
Depreciation, depletion and amortization	$17.9	$17.5	$11.8	$12.5	$4.3	$4.3	—	—	$34.1	$34.3
Capital expenditures	13.7	13.3	15.3	10.5	1.4	4.1	0.1	—	30.6	27.9

The clerical accuracy of the amounts set forth above may be affected by, or the amounts may not agree to the consolidated financial statements included herein due to, rounding.

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2012	2011	Change
Net sales	$782,045	$794,756	$(12,711)
Energy and related sales – net	3,491	5,047	(1,556)

Total revenues	785,536	799,803	(14,267)
Costs of products sold	683,688	702,136	(18,448)

Gross profit	$101,848	$97,667	$4,181

Gross profit as a percent of Net sales	13.0%	12.3%

Net sales for the first six months of 2012 decreased by $12.7 million, or 1.6%, to $782.0 million. The translation of foreign currencies unfavorably impacted net sales by $18.5 million in the comparison more than offsetting a $6.8 million benefit from higher selling prices. Total volumes shipped declined 1.4%.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2012	2011
Business Unit
Specialty Papers	56.0%	55.0%
Composite Fibers	28.2	29.1
Advanced Airlaid Material	15.8	15.9

Total	100.0%	100.0%

In the Specialty Papers business unit, net sales increased slightly primarily reflecting a $6.3 million benefit from higher selling prices and an improved mix of products sold, substantially offset by a 2.0% decline in volumes shipped.

Specialty Papers’ operating income in the first six months of 2012 was $5.8 million higher than the same period of 2011 reflecting the benefits from higher selling prices, a $0.5 million benefit from lower raw material costs, in addition to benefits from continuous improvement initiatives, production efficiencies, and cost control initiatives. These factors were partially offset by $1.5 million of lower energy and related sales. Results for the first six months of 2011 benefited by $2.8 million from an insurance recovery and the resolution of a tax audit.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first half of 2012 and 2011:

	Six months ended June 30
In thousands	2012	2011	Change
Energy sales	$2,112	$5,816	$(3,704)
Costs to produce	(1,805)	(4,956)	3,151

Net	307	860	(553)
Renewable energy credits	3,184	4,187	(1,003)

Total	$3,491	$5,047	$(1,556)

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

In Composite Fibers, net sales were $220.6 million, a decrease of $11.0 million, or 4.8%, primarily due to the translation of foreign currencies which unfavorably impacted the comparison by $12.7 million partially offset by a $0.7 million benefit from higher selling prices. Total volumes shipped were essentially unchanged in the comparison.

Composite Fibers’ operating income in the first half of 2012 decreased by $2.8 million, primarily due to $1.8 million from the translation of foreign currencies. In addition, unfavorable operating costs including higher energy costs, general inflation, and a $1.6 million impact from the completion of machine upgrades adversely affected the comparison.

In Advanced Airlaid Materials, net sales were $123.6 million and $126.0 million in the first half of 2012 and 2011, respectively. The total volumes shipped increased 3.0%; however, currency translation and average selling prices unfavorably affected the comparison by $5.7 million and $0.9 million, respectively.

Operating income in this business unit increased $2.9 million compared with the year ago quarter led by a $3.0 million benefit from lower raw material and energy costs in addition to continuous improvement initiatives including supply chain efficiencies, waste reduction and improved throughput, and benefits from a new festooner. The translation of foreign currencies negatively impacted results by $1.0 million.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended June 30
In thousands	2012	2011	Change
Recorded as:
Costs of products sold	$4,538	$3,264	$1,274
SG&A expense	1,179	771	408

Total	$5,717	$4,035	$1,682

The amount of pension expense recognized each year is determined using various actuarial assumptions and certain other factors.

Other and Unallocated The amount of net expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $6.5 million in the first half of 2012 compared with $11.5 million in the first half of 2011. The change was primarily due to a $3.8 million increase in gains on dispositions of plant, equipment and timberlands in the first half of 2012. Excluding these gains, other and unallocated net operating expenses decreased $1.2 million as lower legal and professional fees were partially offset by an increase in pension expense.

Non-operating income (expense) as presented in the Business Unit Performance table includes $8.4 million of interest expense for the first half of 2012, a decrease of $4.5 million in the comparison primarily due to the redemption in the fourth quarter of 2011 of $100.0 million of 7 1/8% bonds.

Income taxes For the first six months of 2012, we recorded a provision for income taxes of $8.6 million on $40.9 million of pretax income, or 20.9%. The comparable amounts in the first half of 2011 were income tax expense $5.0 million on $24.9 million of pretax income, or 20.1%. Income taxes in the first half of 2012 benefited by $4.4 million from the conversion of alternative fuel mixture credits to cellulosic biofuel credits. The 2011 amounts include the benefit recorded in connection with the resolution of certain foreign tax audits, partially offset by adjustments to the carrying value of deferred taxes in connection with changes in state tax laws.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first six months of 2012, Euro functional currency operations generated approximately 25.9% of our sales and 24.7% of operating expenses and British Pound Sterling operations represented 7.5% of net sales and 7.3% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on the first six months of 2012 reported results compared to the first six months 2011:

In thousands	Six months ended June 30
Favorable (unfavorable)
Net sales	$(18,493)
Costs of products sold	14,225
SG&A expenses	1,528
Income taxes and other	225

Net income	$(2,515)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2012 were the same as 2011. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2012 versus the Three months ended June 30, 2011

Overview Net income in the second quarter of 2012 totaled $13.4 million, or $0.31 per diluted share compared with $2.5 million or $0.05 per diluted share for the second quarter of 2011. The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2012	2011
Net sales	$384,693	$397,985
Gross profit	40,878	37,500
Operating income	17,726	6,209
Net income	13,432	2,501
Earnings per diluted share	0.31	0.05

The consolidated results of operations for the three months ended June 30, 2012 and 2011 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2012
Conversion of Alternative fuel mixture for Cellulosic biofuel credits	$4,440	$0.10
Timberland sales and related costs	3,696	0.08

2011
Timberlands sales and related costs	$(69)	—
Acquisition and integration costs	(518)	(0.01)

The above items increased earnings in the second quarter of 2012 by $8.1 million, or $0.18 per diluted share and reduced earnings by $0.6 million, or $0.01 per diluted share, in the second quarter of 2011.

Business Unit Performance

Three months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$214.1	$216.7	$108.6	$116.4	$62.0	$64.9	—	—	$384.7	$398.0
Energy and related sales, net	1.6	2.1	—	—	—	—	—	—	1.6	2.1

Total revenue	215.7	218.8	108.6	116.4	62.0	64.9	—	—	386.3	400.0
Cost of products sold	197.5	206.5	90.7	97.6	55.0	58.3	2.2	0.1	345.4	362.5

Gross profit	18.3	12.2	17.9	18.8	6.9	6.6	(2.2)	(0.1)	40.9	37.5
SG&A	14.0	12.3	10.0	9.6	2.3	2.8	3.8	6.6	30.1	31.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(7.0)	—	(7.0)	—

Total operating income (loss)	4.2	(0.1)	7.9	9.2	4.6	3.8	1.0	(6.7)	17.7	6.2
Other non-operating income (expense)	—	—	—	—	—	—	(4.0)	(6.6)	(4.0)	(6.6)

Income (loss) before income taxes	$4.2	$(0.1)	$7.9	$9.2	$4.6	$3.8	$(3.0)	$(13.3)	$13.8	$(0.4)

Supplementary Data
Net tons sold	186.8	191.8	23.0	22.9	22.7	22.3	—	—	232.5	237.0
Depreciation, depletion and amortization	$9.0	$8.9	$5.8	$6.4	$2.2	$2.1	—	—	$17.0	$17.4
Capital expenditures	9.1	9.4	6.3	6.6	0.9	3.7	0.1	—	16.4	19.8

The clerical accuracy of the amounts set forth above may be affected by, or the amounts may not agree to the consolidated financial statements included herein due to, rounding.

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2012	2011	Change
Net sales	$384,693	$397,985	$(13,292)
Energy and related sales – net	1,630	2,060	(430)

Total revenues	386,323	400,045	(13,722)
Costs of products sold	345,445	362,545	(17,100)

Gross profit	$40,878	$37,500	$3,378

Gross profit as a percent of Net sales	10.6%	9.4%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2012	2011
Business Unit
Specialty Papers	55.7%	54.5%
Composite Fibers	28.2	29.2
Advanced Airlaid Material	16.1	16.3

Total	100.0%	100.0%

Net sales for the second quarter of 2012 were $384.7 million, a 3.3% decrease compared with the second quarter of 2011, primarily due to unfavorable translation of foreign currencies.

On a year-over-year basis, Specialty Papers’ net sales decreased 1.2% as shipping volumes declined 2.6% partially offset by a $2.6 million benefit from higher selling prices.

During the second quarters of 2012 and 2011, the Company completed annually scheduled maintenance outages at its Chillicothe, OH and Spring Grove, PA facilities. The outages adversely impacted operating income by $19.9 million in the second quarter of 2012, compared with $20.6 million in the same quarter a year ago.

Specialty Papers’ 2012 second quarter operating income increased by $4.3 million compared with the 2011 second quarter due to the benefit from higher selling prices, $2.0 million from lower raw material and energy prices, and $1.9 million from continuous improvement initiatives and production efficiencies. These factors were partially offset by $1.6 million of higher selling, general and administrative costs primarily related to corporate support services and incentive compensation.

The following table summarizes sales of excess power and related items for the second quarters of 2012 and 2011:

	Three months ended June 30
In thousands	2012	2011	Change
Energy sales	$1,073	$2,924	$(1,851)
Costs to produce	(795)	(2,479)	1,684

Net	278	445	(167)
Renewable energy credits	1,352	1,615	(263)

Total	$1,630	$2,060	$(430)

Composite Fibers’ net sales decreased $7.7 million, or 6.7%, primarily due to the translation of foreign currencies which unfavorably impacted the comparison by $9.4 million while selling prices were substantially unchanged.

Composite Fibers’ second-quarter 2012 operating income decreased by $1.3 million primarily due to the negative impact from foreign currency translation totaling $1.3 million. Operating results were also negatively impacted by an aggregate $0.9 million due to start-up costs associated with the completion of machine upgrades at two facilities as well as costs associated with intermittent, external power supply interruptions at one of its facilities. The business unit was able to offset the impact of these factors with benefits from ongoing continuous improvement initiatives.

On a year-over-year basis, Advanced Airlaid Materials’ net sales decreased $2.9 million or 4.5% primarily due to a $4.3 million unfavorable impact from the translation of foreign currencies. Volumes shipped increased 2.0% and average selling prices declined in the comparison.

Second-quarter 2012 operating income increased $0.9 million, or 23.8%, compared with the year ago quarter primarily due to a $2.0 million benefit from lower raw material and energy costs partially offset by $0.8 million from unfavorable foreign currency translations.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended June 30
In thousands	2012	2011	Change
Recorded as:
Costs of products sold	$1,915	$1,189	$726
SG&A expense	726	452	274

Total	$2,641	$1,641	$1,000

The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors.

Other and Unallocated The amount of net expenses not allocated to a business unit and reported as “Other and Unallocated” in the Company’s table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $6.0 million in the second quarter of 2012 compared with expenses of $6.7 million in the second quarter of 2011. The Company completed the sale of 3,345 acres of timberlands during the second quarter of 2012 and realized a $6.4 million pre-tax gain. Aggregate cash proceeds received totaled $6.6 million after closing costs. Interest expense declined $2.3 million in the year-over-year comparison primarily reflecting the redemption of $100.0 million of 7  1/8 percent bonds at the end of 2011.

Income taxes In the second quarter of 2012, we recorded a $0.3 million provision for income taxes on pretax income of $13.8 million. The provision for income taxes includes a $4.4 million benefit from the conversion of alternative fuel mixture credits to cellulosic biofuel production credits. In the second quarter of 2011, we recorded an income tax benefit of $2.9 million on a pretax loss of $0.4 million. The benefit was primarily due to the resolution of certain foreign tax audits, partially offset by adjustments to the carrying value of deferred taxes in connection with changes in state tax laws.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the second quarter of 2012, Euro functional currency operations generated approximately 26.1% of our sales and 24.6% of operating expenses and British Pound Sterling operations represented 8.0% of net sales and 7.7% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on second quarter 2012 reported results compared to the second quarter 2011:

In thousands	Three months ended June 30
Favorable (unfavorable)
Net sales	$(13,656)
Costs of products sold	10,502
SG&A expenses	1,104
Income taxes and other	134

Net income	$(1,917)

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

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. In addition we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Six months ended June 30
In thousands	2012	2011
Cash and cash equivalents at beginning of period	$38,277	$95,788
Cash provided by (used for)
Operating activities	28,532	48,313
Investing activities	(23,398)	(24,437)
Financing activities	(19,736)	(13,446)
Effect of exchange rate changes on cash	(238)	2,078

Net cash provided (used)	(14,840)	12,508

Cash and cash equivalents at end of period	$23,437	$108,296

As of June 30, 2012, we had $23.4 million in cash and cash equivalents and $327.4 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow declined in the year-over-year comparison by $19.8 million. The decline was primarily due to $17.8 million of cellulosic biofuel credits in 2011. In 2012, there was no impact on operating cash flows from such credits.

Net cash used by investing activities totaled $23.4 million in the first six months of 2012 compared with $24.4 million in the first six months of 2011. Capital expenditures totaled $30.6 million in the first six months of 2012 compared with $27.9 million in the same period of 2011. Increased capital expenditures include $7.3 million for the Composite Fibers capacity expansion. Capital expenditures are expected to approximate $90 million to $95 million in 2012 including $30 million of the $50 million investment to expand capacity to serve Composite Fibers’ growth markets.

Net cash used by financing activities increased $6.3 million in the first half of 2012 compared with the same period of 2011, reflecting a $9.0 million reduction in borrowings under our revolving credit facility in the first six months of 2012.

During the first six months of 2012 and 2011 cash dividends paid on common stock totaled $7.8 million and $8.4 million, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In May 2012, our Board of Directors authorized a two year share repurchase program for up to $25.0 million of our outstanding common stock. The timing and actual number of shares repurchased will depend on a variety of factors including the market price of our stock, regulatory, legal and contractual requirements, and other market factors. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The following table summarizes share repurchases made under this program through June 30, 2012:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	172,157	(2,605)

Remaining authorization		$22,395

The following table sets forth our outstanding long-term indebtedness:

In thousands	Jun. 30, 2012	Dec. 31, 2011
Revolving credit facility, due Nov. 2016	$18,000	$27,000
7 1/8% Notes, due May 2016	200,000	200,000

Total long-term debt	218,000	227,000
Less current portion	—	—

Long-term debt, net of current portion	$218,000	$227,000

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 7 1/8% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of June 30, 2012, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 – Financial Statements – Note 9.

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

In connection with our intention to amend our federal income tax returns to convert alternative fuel mixture credits to cellulosic biofuel credits, we will be required to return to the Internal Revenue Service approximately $25 million during the third quarter of 2012. Based on current regulations and on our assumptions regarding future financial results, we expect to be able to utilize the cellulosic biofuel production credits to reduce future income tax payments, including $9.7 million in the second half of 2012. However, changes in regulations or actual financial performance could affect our ability to utilize such credits.

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

Off-Balance-Sheet Arrangements As of June 30, 2012 and December 31, 2011, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook For Specialty Papers, we expect shipping volumes to increase by approximately 5% in the third quarter of 2012 compared with the second quarter of 2012. The impact of selling price increases announced earlier in the year is expected to slightly outpace overall input cost increases compared to the second quarter. During the second quarter the business completed its annual maintenance outages at a cost of $19.9 million. For the third quarter, maintenance spending is expected to be higher than normal quarterly rates due to ongoing initiatives to enhance this business unit’s machine reliability and operating efficiencies.

We anticipate Composite Fibers’ shipping volumes to be slightly higher in the third quarter compared to the second quarter while selling prices and input costs are expected to be generally in line with the second quarter of 2012 upgrades. In addition, start-up issues associated with two machine upgrades completed in the first half of 2012 are expected to be resolved during the third quarter cost control measures are offset to benefit results.

Shipping volumes for the Advanced Airlaid Materials business unit in the third quarter of 2012 are expected to be slightly higher than the second quarter of 2012, while selling prices and input costs are expected to be in-line with the second quarter. We expect ongoing benefits from continuous improvement initiatives.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2012
Dollars in thousands	2012	2013	2014	2015	2016	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$200,000	$200,000	$200,000	$200,000	$76,923	$200,000	$205,005
At variable interest rates	18,000	18,000	18,000	18,000	15,231	18,000	18,000

						$218,000	$223,005

Weighted-average interest rate
On fixed rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	2.00%	2.00%	2.00%	2.00%	2.00%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2012. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2012, we had long-term debt outstanding of $218.0 million, of which $18.0 million, or 8.3%, was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At June 30, 2012, the weighted-average interest rate paid was approximately 2.00%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.2 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2012, Euro functional currency operations generated approximately 25.9% of our sales and 24.7% of operating expenses and British Pound Sterling operations represented 7.5% of net sales and 7.3% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.DEF	XBRL Extension Definition Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)
August 1, 2012
	By	/s/ David C. Elder
David C. Elder
Vice President, Finance