Form 10-Q
period 2012-09-30
GLATFELTER P H CO
filed 2012-11-02
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☒ .

Common Stock outstanding on October 26, 2012 totaled 42,855,288 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2012

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2012	2011	2012	2011
Net sales	$404,354	$416,493	$1,186,399	$1,211,249
Energy and related sales, net	1,867	2,840	5,358	7,887

Total revenues	406,221	419,333	1,191,757	1,219,136
Costs of products sold	347,029	364,417	1,030,717	1,066,553

Gross profit	59,192	54,916	161,040	152,583
Selling, general and administrative expenses	29,380	31,430	89,460	94,520
Gains on dispositions of plant, equipment and timberlands, net	(1,473)	(698)	(8,471)	(3,902)

Operating income	31,285	24,184	80,051	61,965
Non-operating income (expense)
Interest expense	(4,152)	(6,456)	(12,580)	(19,377)
Interest income	106	134	332	491
Other, net	(4)	(137)	295	(405)

Total other income (expense)	(4,050)	(6,459)	(11,953)	(19,291)

Income before income taxes	27,235	17,725	68,098	42,674
Income tax provision	7,136	4,699	15,689	9,721

Net income	$20,099	$13,026	$52,409	$32,953

Earnings per share
Basic	$0.47	$0.29	$1.22	$0.72
Diluted	0.46	0.28	1.20	0.71

Cash dividends declared per common share	$0.09	$0.09	$0.27	$0.27

Weighted average shares outstanding
Basic	42,837	45,299	42,814	45,813
Diluted	43,667	45,839	43,595	46,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2012	2011	2012	2011
Net income	$20,099	$13,026	$52,409	$32,953
Foreign currency translation adjustments	9,048	(17,379)	4,473	889
Deferred gains (losses) on cash flow hedges, net of taxes of $196, $(267), $333, and $(273), respectively	(495)	668	(836)	684
Amortization of unrecognized retirement obligations, net of taxes of $1,769, $1,535, $5,438, and $4,445, respectively	3,013	2,475	8,961	7,150

Other comprehensive income (loss)	11,566	(14,236)	12,598	8,723

Comprehensive income (loss)	$31,665	$(1,210)	$65,007	$41,676

The accompanying notes are an integral part of these condensed consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

In thousands	September 30 2012	December 31 2011
Assets
Current assets
Cash and cash equivalents	$28,322	$38,277
Accounts receivable, net	161,861	135,412
Inventories	222,644	206,707
Prepaid expenses and other current assets	51,051	42,017

Total current assets	463,878	422,413

Plant, equipment and timberlands, net	606,644	601,950

Other assets	113,513	112,562

Total assets	$1,184,035	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$112,615	$109,490
Dividends payable	3,912	3,902
Environmental liabilities	250	250
Other current liabilities	111,619	97,598

Total current liabilities	228,396	211,240

Long-term debt	219,000	227,000

Deferred income taxes	65,991	69,791

Other long-term liabilities	124,731	138,490

Total liabilities	638,118	646,521

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	50,936	51,477
Retained earnings	816,529	775,825
Accumulated other comprehensive loss	(154,143)	(166,741)

	713,866	661,105
Less cost of common stock in treasury	(167,949)	(170,701)

Total shareholders’ equity	545,917	490,404

Total liabilities and shareholders’ equity	$1,184,035	$1,136,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2012	2011
Operating activities
Net income	$52,409	$32,953
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	51,123	51,779
Amortization of debt issue costs and original issue discount	913	2,001
Pension expense, net of unfunded benefits paid	7,711	7,671
Deferred income tax provision (benefit)	(10,872)	13,111
Gains on dispositions of plant, equipment and timberlands, net	(8,471)	(3,902)
Share-based compensation	5,004	4,301
Change in operating assets and liabilities
Accounts receivable	(25,963)	(16,292)
Inventories	(14,160)	(7,136)
Prepaid and other current assets	(4,389)	(9,654)
Accounts payable	3,029	4,932
Environmental matters	(92)	—
Accruals and other current liabilities	14,510	(7,630)
Cellulosic biofuel and alternative fuel mixture credits	(9,387)	17,833
Other	(12,900)	(8,831)

Net cash provided by operating activities	48,465	81,136
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(45,027)	(44,642)
Proceeds from disposals of plant, equipment and timberlands, net	8,875	4,442
Other	(150)	—

Net cash used by investing activities	(36,302)	(40,200)
Financing activities
Net repayments of revolving credit facility	(8,000)	—
Payments of note offering costs	(102)	—
Net repayments of other short term debt	—	(798)
Repurchases of common stock	(4,060)	(26,251)
Payments of dividends	(11,696)	(12,578)
Proceeds from stock options exercised and other	1,461	132

Net cash used by financing activities	(22,397)	(39,495)

Effect of exchange rate changes on cash	279	1,022

Net (decrease) increase in cash and cash equivalents	(9,955)	2,463
Cash and cash equivalents at the beginning of period	38,277	95,788

Cash and cash equivalents at the end of period	$28,322	$98,251

Supplemental cash flow information
Cash paid (received) for:
Interest, net of amounts capitalized	$7,873	$11,818
Income taxes	26,097	(9,447)

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

Accounting Estimates The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. We believe the estimates and assumptions used in the preparation of these financial statements are reasonable, based upon currently available facts and known circumstances, but recognize that actual results may differ from those estimates and assumptions.

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

In September 2011, the FASB updated ASC 350, Intangibles - Goodwill and Other to provide an entity the option, when evaluating goodwill and other assets for possible impairment, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing this assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. This update became effective for us beginning January 1, 2012. We adopted this standard in the third quarter of 2012 and it did not have a material impact on us.

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

3.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

Sales of timberlands and other assets in the first nine months of 2012 and 2011 are summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2012
Timberlands	4,324	$8,105	$7,867
Other	n/a	770	604

		$8,875	$8,471
2011
Timberlands	942	$3,821	$3,575
Other	n/a	621	327

		$4,442	$3,902

We received cash proceeds for all sales summarized above.

4.	EARNINGS PER SHARE

The following tables set forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	September 30
In thousands, except per share	2012	2011
Net income	$20,099	$13,026

Weighted average common shares outstanding used in basic EPS	42,837	45,299
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	830	540

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,667	45,839

Earnings per share
Basic	$0.47	$0.29
Diluted	0.46	0.28

	Nine months ended
	September 30
In thousands, except per share	2012	2011
Net income	$52,409	$32,953

Weighted average common shares outstanding used in basic EPS	42,814	45,813
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	781	528

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,595	46,341

Earnings per share
Basic	$1.22	$0.72
Diluted	1.20	0.71

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	2012	2011
Three months ended September 30	7,544	613,900
Nine months ended September 30	158,444	1,090,621

5.	INCOME TAXES

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

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2009 - 2011	N/A
State	2005 - 2011	2004, 2006, 2008, 2009
Canada (1)	2007 - 2011	2007 - 2010
Germany (1)	2007 - 2011	2008 - 2010
France	2009 - 2011	N/A
United Kingdom	2008 - 2011	N/A
Philippines	2010 - 2011	2009 - 2010

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

As of September 30, 2012 and December 31, 2011, we had $29.9 million and $29.7 million, respectively, of gross unrecognized tax benefits. As of September 30, 2012, if such benefits were to be recognized, approximately $29.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $15.4 million. Substantially all of this range relates to tax positions taken in the U.S. and in the U.K.

We recognize interest and penalties related to uncertain tax positions as income tax expense. During the first nine months of 2012 and the third quarter of 2012, we recognized a net reduction of interest expense of $0.3 million and $0.7 million respectively. For the first nine months of 2011, we recognized a net reduction of interest expense of $1.8 million. For the third quarter of 2011, we recognized interest expense of $0.2 million. As of September 30, 2012 and December 31, 2011, accrued interest payable was $1.4 million and $1.7 million, respectively. We did not record any penalties associated with uncertain tax positions during the third quarters of 2012 or 2011.

In March 2010, we were approved by the Internal Revenue Service to be registered as a producer of cellulosic biofuel under the Internal Revenue Code. The cellulosic biofuel credit was equal to $1.01 per gallon of black liquor produced in operations during 2009. In the second quarter of 2012, we made the decision to convert a portion of the previously utilized refundable alternative fuel mixture credit, which was equal to $0.50 per gallon, to the non-refundable cellulosic biofuel credit. The conversion to the cellulosic biofuel credit resulted in a net benefit for income taxes in the second quarter of 2012 of $4.4 million. In the third quarter of 2012, we amended our 2009 federal income tax return to claim a credit for a portion of the converted credits. This required us to return to the Internal Revenue Service $16.8 million during the third quarter of 2012, net of credits used to reduce estimated tax payments. The amount of cellulosic biofuel credits recognized is based on numerous assumptions and estimates about future taxable income. Although we believe our assumptions to be reasonable, actual results may differ from these assumptions and estimates and such differences may have a significant impact on the amount of credits recognized. In addition, while we do not intend to convert additional credits, if facts and circumstances change, we could further amend our 2009 tax return and convert additional credits.

6.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, stock appreciation rights, non-qualified stock options, performance share awards, incentive stock options and performance units.

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

The following table summarizes RSU and PSA activity during the first nine months of the indicated periods:

Units	2012	2011
Beginning balance	788,088	579,801
Granted	207,728	245,454
Forfeited	(29,825)	(12,539)
Shares delivered	(95,430)	(14,490)

Ending balance	870,561	798,226

The amount granted in 2012 and 2011 includes PSAs of 161,083 units and 96,410 units, respectively, exclusive of reinvested dividends. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	September 30
In thousands	2012	2011
Three months ended	$680	$534
Nine months ended	1,959	1,541

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, the recipients receive the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the strike price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to SOSARS for the first nine months of the indicated period:

	2012		2011
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at Jan. 1,	2,298,288	$12.35	2,061,877	$12.28
Granted	364,114	15.23	345,290	12.56
Exercised	(500,074)	12.06	—	—
Canceled / forfeited	(12,000)	14.96	(102,970)	12.55

Outstanding at Sept. 30,	2,150,328	$12.94	2,304,197	$12.31

SOSAR Grants
Weighted average grant date fair value per share	$4.94		$4.09
Aggregate grant date fair value (in thousands)	$1,797		$1,412
Black-Scholes assumptions
Dividend yield	2.31%		2.87%
Risk free rate of return	1.02%		2.55%
Volatility	41.48%		41.91%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2012	2011
Three months ended	$369	$357
Nine months ended	1,095	1,237
7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	September 30
In thousands	2012	2011
Pension Benefits
Service cost	$2,778	$2,492
Interest cost	5,770	6,109
Expected return on plan assets	(10,541)	(10,454)
Amortization of prior service cost	614	642
Amortization of unrecognized loss	4,255	3,313

Subtotal	2,876	2,102
One-time settlement charge	—	1,987

Net periodic benefit cost	$2,876	$4,089

Other Benefits
Service cost	$709	$726
Interest cost	608	704
Expected return on plan assets	(113)	(130)
Amortization of prior service cost	(234)	(305)
Amortization of unrecognized loss	165	220

Net periodic benefit cost	$1,135	$1,215

	Nine months ended
	September 30
In thousands	2012	2011
Pension Benefits
Service cost	$8,334	$7,435
Interest cost	17,304	18,206
Expected return on plan assets	(31,651)	(31,368)
Amortization of prior service cost	1,841	1,925
Amortization of unrecognized loss	12,765	9,939

Subtotal	8,593	6,137
One-time settlement charge	—	1,987

Net periodic benefit cost	$8,593	$8,124

Other Benefits
Service cost	$2,127	$2,179
Interest cost	1,824	2,112
Expected return on plan assets	(339)	(390)
Amortization of prior service cost	(703)	(916)
Amortization of unrecognized loss	496	661

Net periodic benefit cost	$3,405	$3,646

In the third quarter of 2011, we recognized a $2.0 million, one-time pension settlement charge in connection with the retirement of our former chief executive officer at the end of 2010 and the lump-sum distribution of accrued pension benefits paid to him in July 2011.

8.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	Sept. 30, 2012	Dec. 31, 2011
Raw materials	$63,816	$57,547
In-process and finished	100,771	93,096
Supplies	58,057	56,064

Total	$222,644	$206,707

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	Sept. 30, 2012	Dec. 31, 2011
Revolving credit facility, due Nov. 2016	$19,000	$27,000
7.125% Notes, due May 2016	200,000	200,000

Total long-term debt	219,000	227,000
Less current portion	—	—

Long-term debt, net of current portion	$219,000	$227,000

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

On April 28, 2006 we completed an offering of $200.0 million aggregate principal amount of our 7.125% Senior Notes due May 2016 (“7.125% Notes”). Net proceeds from this offering totaled approximately $196.4 million, after deducting the commissions and other fees and expenses relating to the offering.

Interest on the 7.125% Notes is payable semiannually in arrears on May 1 and November 1.

The 7.125% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of September 30, 2012, we met all of the requirements of our debt covenants.

On October 3, 2012, we completed an offering of $250 million of 5.375% senior notes replacing the 7.125% Notes. See additional information in Note 17 – Subsequent Events.

As of September 30, 2012 and December 31, 2011, we had $5.2 million and $4.6 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million representing the estimated fair value of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, the lagoons were used to dispose of residual waste material. Closure of the lagoons will be accomplished by installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions to the original estimate, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on a straight-line basis over the expected closure period. Following is a summary of activity recorded during the first nine months of 2012 and 2011:

In thousands	2012	2011
Balance at Jan. 1,	$9,679	$9,717
Accretion	347	388
Payments	(945)	(1,018)

Balance at Sept. 30,	$9,081	$9,087

At September 30, 2012, $3.1 million of the total liability is recorded in the accompanying consolidated balance sheet, under the caption “Other current liabilities” and $6.0 million is recorded under the caption “Other long-term liabilities.”

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the accompanying consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2012		December 31, 2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$200,000	$204,750	$200,000	$204,000
Variable rate debt	19,000	19,000	27,000	27,000

Total	$219,000	$223,750	$227,000	$231,000

As of September 30, 2012, and December 31, 2011, we had $200.0 million of 7 1/8% fixed rate debt. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics (Level – 2). The fair value of financial derivatives is set forth below in Note 12.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs expected to be incurred over a maximum of twelve months. Currency forward contracts involve fixing the EUR-USD exchange rate or USD-CAD for delivery of a specified amount of foreign currency on a specified date.

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases and certain other identified manufacturing cost with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into cost of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying consolidated statement of income as non-operating income (expense) under the caption “Other-net.”

We had the following outstanding derivatives designated as cash flow hedges:

In thousands	Sept. 30, 2012	Dec. 31, 2011
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	26,994	22,730
U.S. dollar / Canadian dollar	11,234	11,019

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying statement of operations under the caption “Other – net.” We had the following foreign currency hedges:

In thousands	Sept. 30, 2012	Dec. 31, 2011
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	18,000	25,500
Euro / British Pound	4,000	—
U.S. dollar / Canadian dollar	1,000	—
Philippine peso / U.S. dollar	—	150,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table sets forth the fair values of derivative instruments as of the periods indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

In thousands	Sept. 30, 2012	Dec. 31, 2011	Sept. 30, 2012	Dec. 31, 2011
Balance sheet caption	Prepaid and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$398	$1,520	$104	—
Not designated as hedging:
Forward foreign currency exchange contracts	$6	$338	$99	$15

The amounts set forth in the table above represent the net asset or liability with each counterparty giving effect to rights of offset.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated income statement where the results are recorded:

	Three months ended Sept. 30		Nine months ended Sept. 30
In thousands	2012	2011	2012	2011
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$715	$26	$1,832	$26
Ineffective portion – other – net	18	106	244	107
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(684)	$3,366	$(290)	$(2,476)

The impact on our results of operations of marking-to -market activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2012	2011
Balance at Jan. 1	$1,649	$—
Deferred gains on cash flow hedges	663	975
Reclassified to earnings	(1,832)	(26)

Balance at Sept. 30	$480	$949

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

In May 2012, our Board of Directors authorized a new share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	187,975	(2,850)

Remaining authorization		$22,150

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, exclusive of commissions, all of which has been used, including 82,533 shares at a cost of $1.2 million repurchased under this program in the first quarter of 2012.

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

OU1 CD. On October 1, 2003, the United States and the State of Wisconsin commenced an action captioned United States v. P. H. Glatfelter Co. against us and WTM I Company (“WTM I”) in the United States District Court for the Eastern District of Wisconsin and simultaneously lodged a consent decree (“OU1 CD”) that the court entered on April 12, 2004. Under that OU1 CD, and an amendment dated August 2008, we and WTM I, with a limited fixed contribution from Menasha Corp. and funds provided by the United States from an agreement with others, have implemented the remedy for OU1. We have also resolved claims for all Governmental response costs in OU1 after July 2003 and made a payment on NRDs. That remedy is complete. We have continuing operation and maintenance obligations that we expect to fund from contributions we and WTM I have already made to an escrow account for OU1 under the OU1 CD.

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

Government Action. On October 14, 2010, the United States and the State of Wisconsin filed an action in the United States District Court for the Eastern District of Wisconsin captioned United States v. NCR Corp. (the

“Government Action”) against 12 parties, including us. The Government Action seeks to recover from each of the defendants, jointly and severally, all of the governments’ past costs of response, which are approximately $17 million to date, a declaration as to liability for all of the governments’ future costs of response, and compensation for natural resource damages, as well as a declaration as to liability for compliance with the UAO for OU2-5. The United States twice sought a preliminary injunction in 2011 to obtain “full-scale remediation” from NCR or API, and those motions were denied. NCR implemented less than a full season of work in 2011. On March 19, 2012, the United States again moved for a preliminary injunction to require NCR and API to conduct “full-scale” remediation — defined as dredging of 660,000 cubic yards of sediment — in 2012. On April 10, 2012, the court granted summary judgment to API, holding that API was not a successor to the Appleton Coated Papers Division of NCR Corporation. On April 27, 2012, the court granted the preliminary injunction that the United States had requested, but against NCR only. The United States Court of Appeals for the Seventh Circuit affirmed that preliminary injunction on August 3, 2012, so work continued in OU2-5 in 2012. Active litigation of the United States’ claim for a declaratory judgment or permanent injunctive relief against all recipients of the UAO for OU2-5, including us, is on an accelerated schedule, and the district court has scheduled it for a trial beginning December 3, 2012. Among other issues, disposition of that claim will require litigation of challenges to the United States’ selection of the remedy for this Site and will also require disposition of various parties’ asserted defenses that liability for some or all of this Site is not joint and several and may be apportioned. Should the government obtain the order against us that it is now seeking on the claim to be tried, the court would issue a mandatory injunction requiring us, jointly and severally with any other defendants against which the government were to prevail, to complete the remedy for OU2-5. However, the government is not seeking at that trial any change to the rulings in the Whiting Litigation under which NCR bears full responsibility for any obligations we share jointly with NCR.

Whiting Litigation. On January 7, 2008, NCR and API commenced litigation in the United States District Court for the Eastern District of Wisconsin captioned Appleton Papers Inc. v. George A. Whiting Paper Co., seeking to reallocate costs and damages allegedly incurred or paid or to be incurred or paid by NCR or API (the “Whiting Litigation”). The case involves allocation claims among the two plaintiffs and 28 defendants including us. We and other defendants counterclaimed against NCR and API. Claims by and against us have since been resolved, and we expect entry of a final judgment as described below.

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

We also filed counterclaims against NCR and API to recover the costs we have incurred and may later incur and the damages we have paid and may later pay in connection with the Site. Other defendants have similar claims. On February 28, 2011, the district court granted our summary judgment motions on those counterclaims in part and denied them in part. The court granted a declaration that NCR and API are liable to us (and to others) in contribution for 100% of any costs of response (that is, clean up) that we may be required to pay for work in OU2-5 in the future. On September 30, 2011, the court clarified its ruling with respect to NRDs and natural resource damage assessment costs, holding that NCR and API owe full contribution to us (and others) for NRDs or natural resource damage assessment costs that we have paid or may be required to pay in the future. The court required further proceedings to decide whether or to what extent NCR and API owe contribution to us and others for costs that we and others incurred in the past and costs that we and others incurred in connection with OU1. In addition, NCR and API contended that some of the costs we claim are not recoverable and that our insurance coverage settlements ought to be set off against any recovery in whole or in part. Those issues were tried to the court and on July 3, 2012, the court issued findings of fact and conclusions of law awarding us approximately $4.25 million in claimed past costs associated with the work of the “Fox River Group,” subject to an unresolved insurance coverage settlement off-set. The court also found that the sale of production scrap known as “broke” from NCR’s predecessor Appleton Coated Paper Company to recyclers did not constitute “arranging” for disposal of the PCBs coated on that broke and therefore did not render NCR liable on that basis for costs we had incurred in OU1, a decision with which we disagree. On October 4, 2012, the court granted API’s motion for summary judgment relieving it of any liability on the basis of the decision made in the Government Action in April 2012, and the court also held that CERCLA preempts all other claims asserted by us and others under other law. The court ordered the parties to propose a form of final judgment by October 22, 2012, with which we complied. An appeal of the court’s December 16, 2009, February 28, 2011, September 30, 2011, and July 3, 2012, and October 4, 2012, decisions will not be ripe for any party until entry of that judgment.

Reserves for the Site. As of September 30, 2012, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations at OU1, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.5 million. Of our total reserve for the Fox River, $0.3 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

In any event, based upon the court’s December 16, 2009, and February 28, 2011, rulings in the Whiting Litigation, statements in the court’s disposition of the United States’ 2011 and 2012 motions for a preliminary injunction in the Government Action, the court of appeals’ opinion affirming the 2012 preliminary injunction, as well as certain other procedural orders, we continue to believe that an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

We previously entered into interim cost-sharing agreements with six of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These Interim Cost Sharing Agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the Court’s December 16, 2009, February 28, 2011, and July 3, 2012, and October 4, 2012, rulings in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.

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

Summary. Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. Should a court grant the United States or the State of Wisconsin relief that requires us either to perform directly or to contribute significant amounts towards remedial action downstream of OU1 or to natural resource damages, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

15.	SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the periods indicated:

Three months ended September 30	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
In millions
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$232.6	$225.4	$110.8	$124.9	$60.9	$66.2	—	—	$404.4	$416.5
Energy and related sales, net	1.9	2.8	—	—	—	—	—	—	1.9	2.8

Total revenue	234.5	228.2	110.8	124.9	60.9	66.2	—	—	406.2	419.3
Cost of products sold	199.1	198.6	91.2	104.6	54.1	59.2	2.6	2.0	347.0	364.4

Gross profit (loss)	35.4	29.6	19.7	20.3	6.8	7.0	(2.6)	(2.0)	59.2	54.9
SG&A	14.0	12.6	9.4	10.2	2.2	2.9	3.9	5.7	29.4	31.4
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(1.5)	(0.7)	(1.5)	(0.7)

Total operating income (loss)	21.4	17.0	10.3	10.1	4.6	4.1	(5.0)	(7.0)	31.3	24.2
Other non-operating income (expense)	—	—	—	—	—	—	(4.1)	(6.5)	(4.1)	(6.5)

Income (loss) before income taxes	$21.4	$17.0	$10.3	$10.1	$4.6	$4.1	$(9.0)	$(13.4)	$27.2	$17.7

Supplementary Data
Net tons sold	204.5	199.6	23.5	24.1	22.8	23.1	—	—	250.9	246.7
Depreciation, depletion and amortization	$9.2	$9.2	$5.7	$6.2	$2.1	$2.1	—	—	$17.1	$17.5
Capital expenditures	5.4	6.7	7.5	5.7	1.4	4.3	0.1	—	14.4	16.8

Nine months ended September 30	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
In millions
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$670.5	$662.6	$331.4	$356.5	$184.5	$192.2	—	—	$1,186.4	$1,211.2
Energy and related sales, net	5.4	7.9	—	—	—	—	—	—	5.4	7.9

Total revenue	675.9	670.5	331.4	356.5	184.5	192.2	—	—	1,191.8	1,219.1
Cost of products sold	585.2	592.5	273.5	295.1	164.3	174.3	7.7	4.6	1,030.7	1,066.6

Gross profit (loss)	90.7	78.0	57.9	61.3	20.2	17.9	(7.8)	(4.6)	161.0	152.6
SG&A	41.3	38.9	28.8	29.6	7.2	8.3	12.2	17.7	89.5	94.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(8.5)	(3.9)	(8.5)	(3.9)

Total operating income (loss)	49.4	39.1	29.1	31.7	13.0	9.6	(11.5)	(18.4)	80.1	62.0
Other non-operating income (expense)	—	—	—	—	—	—	(12.0)	(19.3)	(12.0)	(19.3)

Income (loss) before income taxes	$49.4	$39.1	$29.1	$31.7	$13.0	$9.6	$(23.4)	$(37.7)	$68.1	$42.7

Supplementary Data
Net tons sold	587.1	590.1	69.2	70.0	67.9	66.9	—	—	724.2	726.9
Depreciation, depletion and amortization	$27.1	$26.7	$17.6	$18.7	$6.5	$6.4	—	—	$51.1	$51.8
Capital expenditures	19.1	20.0	22.9	16.2	2.8	8.4	0.2	—	45.0	44.6

The clerical accuracy of the amounts set forth above may be affected by, or the amounts may not agree to the condensed consolidated financial statements included herein due to, rounding.

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

Our 7.125% Notes have been fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries: PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC.

The following presents our condensed consolidating statements of income and cash flow, and our condensed consolidating balance sheets. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the three months ended September 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$232,620	$13,936	$171,734	$(13,936)	$404,354
Energy and related sales, net	1,867	—	—	—	1,867

Total revenues	234,487	13,936	171,734	(13,936)	406,221
Costs of products sold	203,084	12,472	145,377	(13,904)	347,029

Gross profit	31,403	1,464	26,357	(32)	59,192
Selling, general and administrative expenses	16,842	880	11,658	—	29,380
Gains on dispositions of plant, equipment and timberlands, net	16	(1,489)	—	—	(1,473)

Operating income	14,545	2,073	14,699	(32)	31,285
Other non-operating income (expense)
Interest expense, net	(4,917)	1,779	(908)	—	(4,046)
Other, net	12,016	269	238	(12,527)	(4)

Total other non-operating income (expense)	7,099	2,048	(670)	(12,527)	(4,050)

Income (loss) before income taxes	21,644	4,121	14,029	(12,559)	27,235
Income tax provision (benefit)	1,545	1,637	3,967	(13)	7,136

Net income (loss)	20,099	2,484	10,062	(12,546)	20,099
Other comprehensive income (loss)	11,566	3,923	5,356	(9,279)	11,566

Comprehensive income	$31,665	$6,407	$15,418	$(21,825)	$31,665

Condensed Consolidating Statement of Income for the three months ended September 30, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$225,410	$13,060	$191,083	$(13,060)	$416,493
Energy and related sales, net	2,840	—	—	—	2,840

Total revenues	228,250	13,060	191,083	(13,060)	419,333
Costs of products sold	201,649	11,949	163,900	(13,081)	364,417

Gross profit	26,601	1,111	27,183	21	54,916
Selling, general and administrative expenses	17,661	646	13,123	—	31,430
Gains on dispositions of plant, equipment and timberlands, net	(276)	(417)	(5)	—	(698)

Operating income	9,216	882	14,065	21	24,184
Other non-operating income (expense)
Interest expense, net	(6,625)	2,032	(1,729)	—	(6,322)
Other, net	10,935	(134)	653	(11,591)	(137)

Total other non-operating income (expense)	4,310	1,898	(1,076)	(11,591)	(6,459)

Income (loss) before income taxes	13,526	2,780	12,989	(11,570)	17,725
Income tax provision (benefit)	500	979	3,213	7	4,699

Net income (loss)	13,026	1,801	9,776	(11,577)	13,026
Other comprehensive income (loss)	(14,236)	(8,284)	(11,057)	19,341	(14,236)

Comprehensive income	$(1,210)	$(6,483)	$(1,281)	$7,764	$(1,210)

Condensed Consolidating Statement of Income for the nine months ended September 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$670,536	$41,307	$515,874	$(41,318)	$1,186,399
Energy and related sales – net	5,358	—	—	—	5,358

Total revenues	675,894	41,307	515,874	(41,318)	1,191,757
Costs of products sold	596,508	37,524	437,945	(41,260)	1,030,717

Gross profit	79,386	3,783	77,929	(58)	161,040
Selling, general and administrative expenses	51,570	2,220	35,670	—	89,460
Gains on dispositions of plant, equipment and timberlands, net	(506)	(7,940)	(25)	—	(8,471)

Operating income	28,322	9,503	42,284	(58)	80,051
Other non-operating income (expense)
Interest expense, net	(14,704)	5,121	(2,665)	—	(12,248)
Other, net	36,817	642	1,099	(38,263)	295

Total other non-operating income (expense)	22,113	5,763	(1,566)	(38,263)	(11,953)

Income (loss) before income taxes	50,435	15,266	40,718	(38,321)	68,098
Income tax provision (benefit)	(1,974)	6,523	11,165	(25)	15,689

Net income (loss)	52,409	8,743	29,553	(38,296)	52,409
Other comprehensive income	12,598	1,815	1,366	(3,181)	12,598

Comprehensive income	$65,007	$10,558	$30,919	$(41,477)	$65,007

Condensed Consolidating Statement of Income for the nine months ended September 30, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$662,572	$37,878	$548,677	$(37,878)	$1,211,249
Energy and related sales, net	7,887	—	—	—	7,887

Total revenues	670,459	37,878	548,677	(37,878)	1,219,136
Costs of products sold	601,185	34,691	468,756	(38,079)	1,066,553

Gross profit	69,274	3,187	79,921	201	152,583
Selling, general and administrative expenses	53,671	1,893	38,956	—	94,520
Gains on dispositions of plant, equipment and timberlands, net	(318)	(3,575)	(9)	—	(3,902)

Operating income	15,921	4,869	40,974	201	61,965
Other non-operating income (expense)
Interest expense, net	(16,563)	5,905	(4,928)	(3,300)	(18,886)
Other, net	34,120	(13)	474	(34,986)	(405)

Total other non-operating income (expense)	17,557	5,892	(4,454)	(38,286)	(19,291)

Income (loss) before income taxes	33,478	10,761	36,520	(38,085)	42,674
Income tax provision (benefit)	525	4,111	6,251	(1,166)	9,721

Net income (loss)	32,953	6,650	30,269	(36,919)	32,953
Other comprehensive income	8,723	105	2,187	(2,292)	8,723

Comprehensive income	$41,676	$6,755	$32,456	$(39,211)	$41,676

Condensed Consolidating Balance Sheet as of September 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,155	$5,647	$19,520	$—	$28,322
Other current assets	281,788	441,642	244,263	(532,137)	435,556
Plant, equipment and timberlands, net	236,084	6,243	364,317	—	606,644
Other assets	785,241	160,327	47,983	(880,038)	113,513

Total assets	$1,306,268	$613,859	$676,083	$(1,412,175)	$1,184,035

Liabilities and Shareholders’ Equity
Current liabilities	$400,569	$68,461	$297,296	$(537,930)	$228,396
Long-term debt	219,000	—	—	—	219,000
Deferred income taxes	37,350	4,900	39,463	(15,722)	65,991
Other long-term liabilities	103,432	10,020	9,128	2,151	124,731

Total liabilities	760,351	83,381	345,887	(551,501)	638,118
Shareholders’ equity	545,917	530,478	330,196	(860,674)	545,917

Total liabilities and shareholders’ equity	$1,306,268	$613,859	$676,083	$(1,412,175)	$1,184,035

Condensed Consolidating Balance Sheet as of December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,007	$2,894	$32,376	$—	$38,277
Other current assets	203,173	378,519	223,494	(421,050)	384,136
Plant, equipment and timberlands, net	243,554	6,648	351,748	—	601,950
Other assets	736,733	175,945	48,610	(848,726)	112,562

Total assets	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities	$310,814	$31,328	$293,283	$(424,185)	$211,240
Long-term debt	227,000	—	—	—	227,000
Deferred income taxes	42,252	4,079	39,511	(16,051)	69,791
Other long-term liabilities	115,997	10,059	9,415	3,019	138,490

Total liabilities	696,063	45,466	342,209	(437,217)	646,521
Shareholders’ equity	490,404	518,540	314,019	(832,559)	490,404

Total liabilities and shareholders’ equity	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by Operating activities	$9,196	$4,971	$34,298	$—	$48,465
Investing activities
Expenditures for plant, equipment and timberlands	(19,035)	(281)	(25,711)	—	(45,027)
Proceeds from disposal plant, equipment and timberlands, net	654	8,185	36	—	8,875
Repayments from (advances of) intercompany loans, net and other	13,397	(2,722)	(514)	(10,161)	—
Other	(150)	—	—	—	(150)

Total investing activities	(5,134)	5,182	(26,189)	(10,161)	(36,302)
Financing activities
Net repayments of indebtedness	(8,000)	—	—	—	(8,000)
Payments of note offering costs	(102)	—	—	—	(102)
Payment of dividends to shareholders	(11,696)	—	—	—	(11,696)
Repurchases of common stock	(4,060)	—	—	—	(4,060)
(Repayments) borrowings of intercompany loans, net	18,510	(7,400)	(21,271)	10,161	—
Proceeds from stock options exercised and other	1,434	—	27	—	1,461

Total financing activities	(3,914)	(7,400)	(21,244)	10,161	(22,397)
Effect of exchange rate on cash	—	—	279	—	279

Net increase (decrease) in cash	148	2,753	(12,856)	—	(9,955)
Cash at the beginning of period	3,007	2,894	32,376	—	38,277

Cash at the end of period	$3,155	$5,647	$19,520	$—	$28,322

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Operating activities	$78,151	$(29,590)	$35,875	$(3,300)	$81,136
Investing activities
Expenditures for plant, equipment and timberlands	(19,985)	(65)	(24,592)	—	(44,642)
Proceeds from disposal plant, equipment and timberlands, net	597	3,821	24	—	4,442
Repayments from (advances of) intercompany loans, net	(10,133)	29,933	—	(19,800)	0

Total investing activities	(29,521)	33,689	(24,568)	(19,800)	(40,200)
Financing activities
Net repayments of short-term debt	—	—	(798)	—	(798)
Payment of dividends to shareholders	(12,578)	—	—	—	(12,578)
Repurchases of common stock	(26,251)	—	—	—	(26,251)
(Repayments) borrowings of intercompany loans, net	(2,050)	—	(17,750)	19,800	—
Payment of inter- company dividend	—	(3,300)	—	3,300	—
Proceeds from stock options exercised and other	132	—	—	—	132

Total financing activities	(40,747)	(3,300)	(18,548)	23,100	(39,495)
Effect of exchange rate on cash	—	—	1,022	—	1,022

Net increase (decrease) in cash	7,883	799	(6,219)	—	2,463
Cash at the beginning of period	61,953	91	33,744	—	95,788

Cash at the end of period	$69,836	$890	$27,525	—	$98,251

17.	SUBSEQUENT EVENTS

Private Placement On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”), subject to a registration rights agreement. The 5.375% Notes are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC (the “Guarantors”). The net proceeds from this offering totaled approximately $246.3 million, after deducting the commissions relating to the offering and were used to tender and call $200.0 million aggregate principal amount of our outstanding 7.125% notes due November 2016, plus the payment of the applicable redemption premium and accrued interest. We used the remaining net proceeds to repay amounts outstanding under our revolving credit facility and for general corporate purposes. We agreed to pay additional interest on the 5.375% Notes if we do not comply with certain of our obligations under the applicable registration rights agreement.

Interest on the 5.375% Notes will accrue at the rate of 5.375% per annum and will be payable semiannually in arrears on April 15 and October 15, commencing on April 15, 2013.

The 5.375% Notes are redeemable, in whole or in part, at anytime on or after October 15, 2016 at the redemption prices specified in the applicable Indenture. Prior to October 15, 2016, we may redeem some or all of the Notes at a “make-whole” premium as specified in the Indenture. The Notes and the guarantees of the Notes are senior obligations of the Company and the Guarantors, respectively, rank equally in right of payment with future senior indebtedness of the Company and the Guarantors and will mature on October 3, 2020.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder.

Scaer, France Facility Fire On October 14, 2012 our paper mill in Scaer, France, which produces specialty papers and wet-laid nonwovens on two inclined wire paper machines for the food and beverage markets as well as technical specialty paper grades, sustained a fire that damaged the electrical system primarily servicing paper machine #3 and certain mill infrastructure. There were no injuries nor known environmental impact. While the initial inspection of the mill’s two paper machines indicates these assets were not damaged, it may take several weeks to restart the machines following the restoration of electrical equipment and completion of clean-up activities. Paper machine #4 is expected to be down approximately 3-4 weeks and paper machine #3 approximately 6-8 weeks.

The finishing and shipping operations were not impacted by the incident. Shipment of customer orders resumed within 24 hours and on site inventories are adequate to satisfy orders through mid-November. Given the flexibility of its assets and mill production systems, and available capacity at our other facilities to meet production needs, we expect no interruption in our ability to supply customers.

An assessment of the costs for the impact of inventory loss, equipment damage, and clean up costs is underway. Based on our preliminary assessment, we do not expect a significant financial impact from this incident as it is expected to be covered by insurance, subject to a deductible of $0.5 million.

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

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, changes in industry production capacity, including the construction of new mills, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

x.	geopolitical events, including war and terrorism;

xi.	disruptions in production and/or increased costs due to labor disputes;

xii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiv.	adverse results in litigation in the Fox River matter;

xv.	our ability to finance, consummate and integrate acquisitions;

xvi.	the cost, and successful design and construction, of the Composite Fibers capacity expansion project; and

xvii.	the incurrence of unforeseen costs associated with the repair of equipment and clean-up of the Scaer facility, our ability to supply this facility’s customers, and the coverage provided by insurance.

We manufacture a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

i)	Specialty Papers with revenue from the sale of carbonless papers and forms, book publishing, envelope & converting papers, and fiber-based engineered products;

ii)	Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, metallized papers, composite laminates used for decorative furniture and flooring applications, and other technical specialty papers; and

iii)	Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads, wipes, food pads, napkins, tablecloths, and specialty wipes.

RESULTS OF OPERATIONS

Nine months ended September 30, 2012 versus the Nine months ended September 30, 2011

Overview For the first nine months of 2012, net income was $52.4 million, or $1.20 per diluted share, compared with $33.0 million, or $0.71 per diluted share, in the same period of 2011.

Operationally, our results reflect $11.1 million of higher operating income from our business units primarily reflecting higher selling prices, efficient operations and continuous improvement initiatives, partially offset by the adverse impact of foreign currency translations.

Specialty Papers’ operating income increased $10.3 million to $49.4 million for the first nine months of 2012. Volumes shipped declined slightly; however this unit’s profitability was favorably impacted by higher selling prices, the mix of products sold, lower input costs and efficient operations.

Our Composite Fibers business unit’s operating income declined $2.6 million to $29.1 million primarily due to the translation of foreign currencies as well as lost production associated with two machine upgrades. Volumes shipped were essentially unchanged in the comparison, although the demand trends were impacted by the uncertain European economic conditions.

Advanced Airlaid Materials’ operating income increased $3.4 million to $13.0 million, reflecting improvements in operating efficiency and lower raw material and energy costs.

Consolidated net income also benefited by $4.4 million, or $0.10 per diluted share, from lower interest expense as a result of the debt refinancing undertaken in the fourth quarter of 2011. Diluted shares outstanding for the first nine months of 2012 declined by 2.7 million shares compared with the same period of 2011 primarily due to the 2011 share repurchase program.

	Nine months ended September 30
In thousands, except per share	2012	2011
Net sales	$1,186,399	$1,211,249
Gross profit	161,040	152,583
Operating income	80,051	61,965
Net income	52,409	32,953
Earnings per diluted share	1.20	0.71

The consolidated results of operations summarized above include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2012
Conversion of Alternative fuel mixture/Cellulosic biofuel credits	$4,329	$0.10
Timberland sales and related costs	4,554	0.10

2011
Timberland sales and related costs	$1,895	$0.04
Acquisition and integration related costs	(793)	(0.02)

The above items increased earnings by $8.9 million, or $0.20 per diluted share, in the first nine months of 2012 and by $1.1 million, or $0.02 per diluted share, in the first nine months of 2011.

In 2012, we recorded a $4.3 million, or $0.10 per diluted share, benefit in connection with our conversion of a portion of the alternative fuel mixture credits earned in 2009 for cellulosic biofuel credits.

The consolidated amounts reported for 2012 and 2011 also includes $4.6 million and $1.9 million, respectively, in after-tax gains from timberland sales.

Business Unit Performance

Nine months ended September 30

In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$670.5	$662.6	$331.4	$356.5	$184.5	$192.2	—	—	$1,186.4	$1,211.2
Energy and related sales, net	5.4	7.9	—	—	—	—	—	—	5.4	7.9

Total revenue	675.9	670.5	331.4	356.5	184.5	192.2	—	—	1,191.8	1,219.1
Cost of products sold	585.2	592.5	273.5	295.1	164.3	174.3	7.7	4.6	1,030.7	1,066.6

Gross profit (loss)	90.7	78.0	57.9	61.3	20.2	17.9	(7.8)	(4.6)	161.0	152.6
SG&A	41.3	38.9	28.8	29.6	7.2	8.3	12.2	17.7	89.5	94.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(8.5)	(3.9)	(8.5)	(3.9)

Total operating income (loss)	49.4	39.1	29.1	31.7	13.0	9.6	(11.5)	(18.4)	80.1	62.0
Other non-operating income (expense)	—	—	—	—	—	—	(12.0)	(19.3)	(12.0)	(19.3)

Income (loss) before income taxes	$49.4	$39.1	$29.1	$31.7	$13.0	$9.6	$(23.4)	$(37.7)	$68.1	$42.7

Supplementary Data
Net tons sold	587.1	590.1	69.2	70.0	67.9	66.9	—	—	724.2	726.9
Depreciation, depletion and amortization	$27.1	$26.7	$17.6	$18.7	$6.5	$6.4	—	—	$51.1	$51.8
Capital expenditures	19.1	20.0	22.9	16.2	2.8	8.4	0.2	—	45.0	44.6

The clerical accuracy of the amounts set forth above may be affected by, or the amounts may not agree to the condensed consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2012	2011	Change
Net sales	$1,186,399	$1,211,249	$(24,850)
Energy and related sales – net	5,358	7,887	(2,529)

Total revenues	1,191,757	1,219,136	(27,379)
Costs of products sold	1,030,717	1,066,553	(35,836)

Gross profit	$161,040	$152,583	$8,457

Gross profit as a percent of Net sales	13.6%	12.6%

Net sales for the first nine months of 2012 decreased by $24.9 million, or 2.1%, to $1,186.4 million. The translation of foreign currencies unfavorably impacted net sales by $32.0 million in the comparison more than offsetting a $5.5 million benefit from higher selling prices. Total volumes shipped declined slightly.

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2012	2011
Business Unit
Specialty Papers	56.5%	54.7%
Composite Fibers	27.9	29.4
Advanced Airlaid Material	15.6	15.9

Total	100.0%	100.0%

In the Specialty Papers business unit, net sales increased $7.9 million primarily reflecting a $7.0 million benefit from higher selling prices and an improved mix of products sold. Volumes shipped declined less than 1%.

Specialty Papers’ operating income in the first nine months of 2012 was $10.3 million higher than the same period of 2011 reflecting the benefits from higher selling prices, a $4.0 million benefit from lower raw material costs, $3.8 million from continuous improvement initiatives, production efficiencies, and cost control initiatives. These factors were partially offset by $2.5 million of lower energy and related sales. Results for the first nine months of 2011 benefited by $2.8 million from an insurance recovery and the resolution of a tax audit.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first nine months of 2012 and 2011:

	Nine months ended September 30
In thousands	2012	2011	Change
Energy sales	$3,911	$9,056	$(5,145)
Costs to produce	(3,064)	(7,311)	4,247

Net	847	1,745	(898)
Renewable energy credits	4,511	6,142	(1,631)

Total	$5,358	$7,887	$(2,529)

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

In Composite Fibers, net sales were $331.4 million, a decrease of $25.1 million, or 7.0%, primarily due to the translation of foreign currencies which unfavorably impacted the comparison by $21.9 million. Average selling prices were essentially unchanged and total volumes shipped were slightly lower in the comparison.

Composite Fibers’ operating income in the first nine months of 2012 decreased by $2.6 million, which was primarily due to $2.8 million from the translation of foreign currencies and unfavorable operating costs including a $1.6 million impact from the completion of machine upgrades adversely affected the comparison. Operating results were favorably impacted by $1.5 million from lower input costs, primarily fiber and energy.

We previously reported that on October 14, 2012, a fire was sustained by our Scaer, France facility, one of several within Composite Fibers business unit. The fire damaged the electrical system primarily servicing one of two papermaking machines at the facility as well as certain mill infrastructure. As a result of this incident, for which we believe we are insured subject to a $0.5 million deductible, we expect this business unit’s fourth quarter 2012 results will be adversely impacted due to machine downtime and the timing of recording costs associated with the fire and the recognition of any insurance recoveries.

In Advanced Airlaid Materials, net sales were $184.5 million and $192.2 million in the first nine months of 2012 and 2011, respectively. The total volumes shipped increased 1.5%; however, currency translation and average selling prices unfavorably affected the comparison by $10.1 million and $2.0 million, respectively.

Operating income in this business unit increased $3.4 million in the first nine months of 2012 compared with the same period a year ago led by a $5.7 million benefit from lower raw material and energy costs in addition to continuous improvement initiatives including supply chain efficiencies, waste reduction and improved throughput, and benefits from a new festooner. The translation of foreign currencies negatively impacted results by $2.2 million.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended September 30
In thousands	2012	2011	Change
Recorded as:
Costs of products sold	$6,804	$4,975	$1,829
SG&A expense	1,789	3,149	(1,360)

Total	$8,593	$8,124	$469

The amount of pension expense recognized each year is determined using various actuarial assumptions and certain other factors. In the third quarter of 2011 we recognized a $2.0 million, one-time pension settlement charge in connection with the retirement of our former chief executive officer at the end of 2010 and the lump-sum distribution of accrued pension benefits due to him in July 2011.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $20.0 million in the first nine months of 2012 compared with $22.3 million in the first nine months of 2011. The decrease was primarily due to lower legal and professional fees partially offset by an increase in pension expense.

Non-operating income (expense) as presented in the Business Unit Performance table includes $12.6 million of interest expense for the first nine months of 2012, a decrease of $6.8 million in the comparison primarily due to the redemption in the fourth quarter of 2011 of $100.0 million of 7 1/8% bonds.

Income taxes For the first nine months of 2012, we recorded a provision for income taxes of $15.7 million on $68.1 million of pretax income, or 23.0%. The comparable amounts in the first nine months of 2011 were income tax expense $9.7 million on $42.7 million of pretax income, or 22.8%. Income taxes in the first nine months of 2012 benefited by $4.3 million from the conversion of alternative fuel mixture credits to cellulosic biofuel credits. The 2011 amounts include the benefit recorded in connection with the resolution of certain foreign tax audits, partially offset by adjustments to the carrying value of deferred taxes in connection with changes in state tax laws.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first nine months of 2012, Euro functional currency operations generated approximately 25.4% of our sales and 24.3% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.5% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on the first nine months of 2012 reported results compared to the first nine months 2011:

In thousands	Nine months ended September 30
Favorable (unfavorable)
Net sales	$(32,035)
Costs of products sold	24,466
SG&A expenses	2,574
Income taxes and other	467

Net income	$(4,528)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2012 were the same as 2011. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended September 30, 2012 versus the Three months ended September 30, 2011

Overview Net income in the third quarter of 2012 totaled $20.1 million, or $0.46 per diluted share compared with $13.0 million or $0.28 per diluted share for the third quarter of 2011. The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2012	2011
Net sales	$404,354	$416,493
Gross profit	59,192	54,916
Operating income	31,285	24,184
Net income	20,099	13,026
Earnings per diluted share	0.46	0.28

The consolidated results of operations for the three months ended September 30, 2012 and 2011 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2012
Conversion of Alternative fuel mixture/Cellulosic biofuel credits	$(111)	$—
Timberland sales and related costs	859	0.02

2011
Timberland sales and related costs	$245	$0.01

The above items increased earnings in the third quarter of 2012 by $0.7 million, or $0.02 per diluted share and by $0.2 million, or $0.01 per diluted share, in the third quarter of 2011.

Business Unit Performance

Three months ended September 30	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
In millions
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$232.6	$225.4	$110.8	$124.9	$60.9	$66.2	—	—	$404.4	$416.5
Energy and related sales, net	1.9	2.8	—	—	—	—	—	—	1.9	2.8

Total revenue	234.5	228.2	110.8	124.9	60.9	66.2	—	—	406.2	419.3
Cost of products sold	199.1	198.6	91.2	104.6	54.1	59.2	2.6	2.0	347.0	364.4

Gross profit (loss)	35.4	29.6	19.7	20.3	6.8	7.0	(2.6)	(2.0)	59.2	54.9
SG&A	14.0	12.6	9.4	10.2	2.2	2.9	3.9	5.7	29.4	31.4
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(1.5)	(0.7)	(1.5)	(0.7)

Total operating income (loss)	21.4	17.0	10.3	10.1	4.6	4.1	(5.0)	(7.0)	31.3	24.2
Other non-operating income (expense)	—	—	—	—	—	—	(4.1)	(6.5)	(4.1)	(6.5)

Income (loss) before income taxes	$21.4	$17.0	$10.3	$10.1	$4.6	$4.1	$(9.0)	$(13.4)	$27.2	$17.7

Supplementary Data
Net tons sold	204.5	199.6	23.5	24.1	22.8	23.1	—	—	250.9	246.7
Depreciation, depletion and amortization	$9.2	$9.2	$5.7	$6.2	$2.1	$2.1	—	—	$17.1	$17.5
Capital expenditures	5.4	6.7	7.5	5.7	1.4	4.3	0.1	—	14.4	16.8

The clerical accuracy of the amounts set forth above may be affected by, or the amounts may not agree to the condensed consolidated financial statements included herein due to, rounding.

28

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2012	2011	Change
Net sales	$404,354	$416,493	$(12,139)
Energy and related sales – net	1,867	2,840	(973)

Total revenues	406,221	419,333	(13,112)
Costs of products sold	347,029	364,417	(17,388)

Gross profit	$59,192	$54,916	$4,276

Gross profit as a percent of Net sales	14.6%	13.2%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2012	2011
Business Unit
Specialty Papers	57.5%	54.1%
Composite Fibers	27.4	30.0
Advanced Airlaid Material	15.1	15.9

Total	100.0%	100.0%

Net sales for the third quarter of 2012 were $404.4 million, a 2.9% decrease compared with the third quarter of 2011, due to unfavorable translation of foreign currencies.

On a year-over-year basis, Specialty Papers’ net sales increased 3.2% as volumes shipped increased 2.5% and higher selling prices contributed $0.7 million.

Specialty Papers’ 2012 third quarter operating income increased $4.4 million, or 26.2% compared with the 2011 third quarter due to a $3.5 million benefit from lower input costs, primarily purchased fiber and energy costs. These factors were partially offset by a $1.0 million decline in the net margin from energy and renewable energy credit sales.

The following table summarizes sales of excess power and related items for the third quarters of 2012 and 2011:

	Three months ended September 30
In thousands	2012	2011	Change
Energy sales	$1,799	$3,240	$(1,441)
Costs to produce	(1,259)	(2,355)	1,096

Net	540	885	(345)
Renewable energy credits	1,327	1,955	(628)

Total	$1,867	$2,840	$(973)

Composite Fibers’ net sales decreased $14.0 million, or 11.2%, primarily due to the translation of foreign currencies which unfavorably impacted the comparison by $9.2 million and slightly lower selling prices which adversely impacted the comparison by $0.5 million. Shipping volumes were 2.4% lower.

Composite Fibers’ third-quarter 2012 operating income increased by $0.2 million in the year-over-year comparison. Lower raw material and energy costs benefited results by $1.8 million. Unfavorable foreign currency translation impacted operating income by $1.0 million in the year-over-year comparison.

On a year-over-year basis, Advanced Airlaid Materials’ net sales decreased $5.3 million, or 8.1%, primarily due to a $4.4 million unfavorable impact from the translation of foreign currencies. Volumes shipped decreased 1.1% and lower average selling prices adversely impacted results $1.1 million in the comparison.

Third-quarter 2012 operating income increased $0.4 million, or 10.5%, compared with the year ago quarter primarily due to a $2.7 million benefit from lower raw material and energy costs partially offset by lower selling prices and $1.3 million from unfavorable foreign currency translations.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended September 30
In thousands	2012	2011	Change
Recorded as:
Costs of products sold	$2,266	$1,711	$555
SG&A expense	610	2,378	(1,768)

Total	$2,876	$4,089	$(1,213)

The amount of pension expense or income recognized each year is determined using various actuarial assumptions and certain other factors.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in the Company’s table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $6.5 million in the third quarter of 2012 compared with expenses of $7.7 million in the third quarter of 2011. The decline was primarily due to lower pension expense in the comparison related to the 2011 third quarter one-time pension settlement charge discussed previously.

Non-operating income (expense) as presented in the Business Unit Performance table includes $4.2 million of interest expense for the third quarter of 2012, a decrease of $2.3 million in the comparison to the year-earlier quarter due to the redemption in the fourth quarter of 2011 of $100.0 million of 7 1/8% bonds.

Income taxes In the third quarter of 2012, we recorded a $7.1 million provision for income taxes on pretax income of $27.2 million, an effective rate of 26.2%. In the third quarter of 2011, we recorded a $4.7 million provision for income taxes on pretax income of $17.7 million, an effective rate of 26.5%.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK it is the British Pound Sterling, and in the Philippines the currency is the Peso. During the third quarter of 2012, Euro functional currency operations generated approximately 24.4% of our sales and 23.4% of operating expenses and British Pound Sterling operations represented 7.8% of net sales and 7.9% of operating expenses. The translation of the results from these international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the effect from foreign currency translation on third quarter 2012 reported results compared to the third quarter 2011:

In thousands	Three months ended September 30
Favorable (unfavorable)
Net sales	$(13,542)
Costs of products sold	10,241
SG&A expenses	1,047
Income taxes and other	242

Net income	$(2,012)

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

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, for environmental compliance matters, to support our research and development efforts and for our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Nine months ended Sept. 30
In thousands	2012	2011
Cash and cash equivalents at beginning of period	$38,277	$95,788
Cash provided (used) by
Operating activities	48,465	81,136
Investing activities	(36,302)	(40,200)
Financing activities	(22,397)	(39,495)
Effect of exchange rate changes on cash	279	1,022

Net cash provided (used)	(9,955)	2,463

Cash and cash equivalents at end of period	$28,322	$98,251

As of September 30, 2012, we had $28.3 million in cash and cash equivalents and $325.8 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow declined in the year-over-year comparison by $32.7 million. The decline was primarily due to an increase in working capital in the comparison together with the use of $16.8 million of cash in the first nine months of 2012 to return alternative fuel mixture credits in connection with the conversion of these credits for cellulosic biofuel credits. In the same period of 2011, we received $17.8 million of cellulosic biofuel credits.

Net cash used by investing activities totaled $36.3 million in the first nine months of 2012 compared with $40.2 million in the first nine months of 2011. Capital expenditures totaled $45.0 million in the first nine months of 2012 compared with $44.6 million in the same period of 2011. Capital expenditures are expected to approximate $85 million in 2012 including $25 million to $30 million of the $50 million investment to expand capacity to serve Composite Fibers’ growth markets.

Net cash used by financing activities decreased $17.1 million in the first nine months of 2012 compared with the same period of 2011, reflecting a $22.2 million reduction in the amount of common share repurchases, partially offset by an $8.0 million repayment of borrowings under our revolving credit facility in the first nine months of 2012.

During the first nine months of 2012 and 2011 cash dividends paid on common stock totaled $11.7 million and $12.6 million, respectively. The decline was primarily due to the impact of our 2011 share repurchase program. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In May 2012, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our outstanding common stock. The timing and actual number of shares repurchased will depend on a variety of factors including the market price of our stock, regulatory, legal and contractual requirements, and other market factors. The program, which does not obligate us to repurchase any particular amount of common stock, may be modified or suspended at any time at the Board’s discretion. The following table summarizes share repurchases made under this program through September 30, 2012:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	187,975	(2,850)

Remaining authorization		$22,150

The following table sets forth our outstanding long-term indebtedness:

In thousands	Sept. 30, 2012	Dec. 31, 2011
Revolving credit facility, due Nov. 2016	$19,000	$27,000
7.125% Notes, due May 2016	200,000	200,000

Total long-term debt	219,000	227,000
Less current portion	—	—

Long-term debt, net of current portion	$219,000	$227,000

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 7.125% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of September 30, 2012, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 9.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020. The net proceeds from this offering totaled approximately $246.3 million, after deducting the commissions relating to the offering and were used to tender and call $200.0 million aggregate principal amount of our outstanding 7.125% notes due May 2016, plus the payment of the applicable redemption premium and accrued interest. We used the remaining net proceeds to repay amounts outstanding under our revolving credit facility and for general corporate purposes.

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

In connection with our amendment our federal income tax returns to convert alternative fuel mixture credits to cellulosic biofuel credits, we were required to return to the Internal Revenue Service approximately $16.8 million, net of credits used to reduce estimated tax payments, during the third quarter of 2012. Based on current regulations and on our assumptions regarding future financial results, we expect to be able to utilize the cellulosic biofuel production credits to reduce future income tax payments, including $2.7 million, net of interest, in the fourth quarter of 2012. However, changes in regulations or actual financial performance could affect our ability to utilize such credits.

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

Off-Balance-Sheet Arrangements As of September 30, 2012 and December 31, 2011, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook For Specialty Papers, we expect shipping volumes to decline slightly in the fourth quarter of 2012 compared with the third quarter of 2012, due to normal seasonality. Selling prices are expected to be slightly lower and input costs are expected to be in line with the third quarter.

We anticipate Composite Fibers’ shipping volumes will be approximately 5% lower in the fourth quarter compared to the third quarter due to normal seasonality and soft economic conditions in Europe, while selling prices and input costs are expected to be generally in line with the third quarter of 2012. As a result of the October 2012 fire sustained at our Scaer, France facility, we expect to incur costs approximating $4.0 million to $6.0 million related to repairs, cleaning and downtime due to the incident. Although the fire is expected to be covered by insurance, we expect this business unit’s fourth quarter 2012 results will be adversely impacted due to machine downtime and costs associated with the fire and differences in the timing of the recognition of any insurance recoveries.

Shipping volumes for the Advanced Airlaid Materials business unit in the fourth quarter of 2012 are expected to be slightly lower than the third quarter of 2012. Average selling prices are expected to be slightly lower driven by lower input costs in the fourth quarter compared with the third quarter.

In addition, we expect to take our normal seasonal down time in the fourth quarter of 2012.

In connection with the previously announced refinancing of $200.0 million of its 7.125% senior notes, we expect to record an after-tax charge of approximately $5.0 million related to an early redemption premium and the write-off of unamortized deferred financing costs. We replaced these notes with the issuance of $250 million of 5.375% senior notes due October 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2012
Dollars in thousands	2012	2013	2014	2015	2016	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$200,000	$200,000	$200,000	$200,000	$76,923	$200,000	$204,750
At variable interest rates	19,000	19,000	19,000	19,000	16,077	19,000	19,000

						$219,000	$223,750

Weighted-average interest rate
On fixed rate debt – Bond	7.13%	7.13%	7.13%	7.13%	7.13%
On variable rate debt	1.96%	1.96%	1.96%	1.96%	1.96%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2012. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2012, we had long-term debt outstanding of $219.0 million, of which $19.0 million, or 8.7%, was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At September 30, 2012, the weighted-average interest rate paid on variable-rate debt was approximately 1.96%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.2 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2012, Euro functional currency operations generated approximately 25.4% of our sales and 24.3% of operating expenses and British Pound Sterling operations represented 7.6% of net sales and 7.5% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 5.	OTHER INFORMATION

In June 2011, the Financial Accounting Standards Board issued guidance on the presentation of comprehensive income in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. We adopted this standard as of January 1, 2012, and will present net income and other comprehensive income in two separate statements in our annual financial statements. The table below reflects the unaudited retrospective application of this guidance for each of the three years ended December 31st. The unaudited retrospective application did not have a material impact on our financial condition or results of operations.

	Year Ended December 31
In thousands, except per share	2011	2010	2009
Net income	$42,694	$54,434	$123,442

Foreign currency translation adjustments	(10,160)	(17,227)	11,941
Deferred losses on cash flow hedges	1,185	—	—

Amortization of unrecognized retirement obligations	(36,519)	15,865	44,307

Other comprehensive income (loss)	(45,494)	(1,362)	56,248

Comprehensive income (loss)	$(2,800)	$53,072	$179,690

Condensed Consolidating Statement of Income for the year ended December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net income (loss)	$42,694	$10,560	$39,137	$(49,697)	$42,694
Other comprehensive income (loss)	(45,494)	(3,350)	(5,276)	8,626	(45,494)

Comprehensive income (loss)	$(2,800)	$7,210	$33,861	$(41,071)	$(2,800)

Condensed Consolidating Statement of Income for the year ended December 31, 2010

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net income (loss)	$54,434	$8,301	$22,479	$(30,780)	$54,434
Other comprehensive income (loss)	(1,362)	(6,875)	(15,406)	22,281	(1,362)

Comprehensive income (loss)	$53,072	$1,426	$7,073	$(8,499)	$53,072

Condensed Consolidating Statement of Income for the year ended December 31, 2009

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net income (loss)	$123,442	$6,192	$11,957	$(18,149)	$123,442
Other comprehensive income (loss)	56,248	8,842	3,955	(12,797)	56,248

Comprehensive income (loss)	$179,690	$15,034	$15,912	$(30,946)	$179,690

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.DEF	XBRL Extension Definition Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

November 2, 2012

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance