Form 10-K
period 2012-12-31
GLATFELTER P H CO
filed 2013-03-08
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑.

Based on the closing price as of June 30, 2012, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $692.9 million.

Common Stock outstanding on February 28, 2013 totaled 42,824,288 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Portions of the registrant’s Proxy Statement to be dated on or about April 3, 2013 are incorporated by reference into Part III.

P. H. GLATFELTER COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended

DECEMBER 31, 2012

PART I

We make regular filings with the Securities and Exchange Commission (SEC), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K. These filings are available, free of charge, on our website, www.glatfelter.com, and the SEC website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request to Investor Relations at (717) 225-2719, ir@glatfelter.com, or by mail to Investor Relations, 96 South George Street, Suite 520, York, PA, 17401. In this filing, unless the context indicates otherwise, the terms “we,” “us,” “our,” “the Company,” or “Glatfelter” refer to P. H. Glatfelter Company and subsidiaries.

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

Products    Our three business units manufacture a wide array of specialty papers and fiber-based engineered materials including:

•

Specialty Papers with revenues from the sale of papers for carbonless and other forms, book publishing, envelopes, and engineered products such as papers for digital imaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications;

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

The markets served by the Composite Fibers and Advance Airlaid Materials business units are characterized by attractive growth rates as the result of new and emerging products and markets, changing end-user preferences and evolving demographics. Specialty Papers serves more mature market segments, many of which are in decline.

As a result of our strategy to diversify sources of revenue and invest in growth businesses, revenue generated from Composite Fibers and Advanced Airlaid Materials is expected to represent an increasingly greater proportion of total revenue. For 2012, these two business units comprised 43% of consolidated revenue compared with 30% in 2006.

Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2012	2011	2010
Net sales	$1,577,788	$1,603,154	$1,455,331
Business unit contribution
Specialty Papers	56.7%	54.6%	57.9%
Composite Fibers	27.7	29.7	28.8
Advanced Airlaid Materials	15.6	15.7	13.3
Total	100.0%	100.0%	100.0%

Our strategies are focused on growing revenues, in part, by leveraging leading positions in key global growth markets including the single-serve coffee and tea markets and the hygiene products markets. To ensure we are best positioned to serve these markets, we have made investments to increase production capacity and intend to make additional future investments.

In addition to leveraging our leading positions, our focus on product innovation is a critical component of our business strategy. During 2012, 2011 and 2010, we invested $10.9 million, $11.7 million and $10.4 million, respectively, in new product development activities. In each of the past three years, in excess of 50% of net sales were generated from products developed, enhanced or improved within the past five years.

Other key elements to our success include margin expansion, driven by cost reduction and continuous improvement initiatives; the generation of strong and reliable cash flows; and strategic investments to improve our returns on invested capital. The strength of our balance sheet and generation of cash flows has allowed us to pursue strategic actions such as the $50 million investment to expand capacity in Composite Fibers and share repurchase programs executed in 2011 and 2012. Under the programs we have repurchased $54 million of our common stock. These actions and our disciplined approach to capital expenditures has resulted in the generation of returns on invested capital that exceed our cost of capital.

Glatfelter 2012 Form 10-K        1

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

Our Business Units    We manage our company as three distinct business units: (i) Specialty Papers (ii) Composite Fibers; and (iii) Advanced Airlaid Materials. Net tons sold by each business unit for the past three years were as follows:

Short tons	2012	2011	2010
Specialty Papers	789,201	779,647	764,670
Composite Fibers	90,300	93,317	90,350
Advanced Airlaid Materials	90,332	87,951	72,833
Total	969,833	960,915	927,853

Specialty Papers    Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications.

The market segments in which Specialty Papers competes have undergone significant changes over the past several years in response to capacity exceeding demand. This business unit produces both commodity products (comprised of envelopes and certain forms) and higher-value-added specialty products.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2012	2011	2010
Carbonless & forms	$372,950	$368,582	$359,033
Book publishing	155,925	166,506	168,155
Envelope & converting	174,781	170,380	157,202
Engineered products	187,724	166,660	155,257
Other	3,397	2,950	2,967
Total	$894,777	$875,078	$842,614

Although many of the markets served by Specialty Papers are mature and, in many instances, declining, we have been successful at maintaining this unit’s shipments through new product and new business development initiatives while leveraging the flexibility of our operating assets to efficiently respond to changing customer demands. In each of the past eight years, our flexible asset base, new product development capabilities and superior customer service offerings allowed us to outperform the broader uncoated free sheet market in terms of shipping volumes.

We believe we are one of the leading suppliers of carbonless and book publishing papers in the United States. Although the markets for these products are declining, we have been successful in executing our strategy to replace this lost volume with products such as envelope papers and business forms, and other value-added specialty products. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and end-uses. While this market is also declining, we have leveraged our customer service capabilities to grow our market share in each of the last several years.

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

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
795,000	Pulpwood	2,327,250
	Wood-and other pulps	721,600

This business unit’s pulp mills have a combined pulp making capacity of 598,000 tons of bleached pulp per year. The principal raw material used to produce each facility’s pulp is pulpwood, including both hardwoods and softwoods. Pulpwood is obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, New Jersey, New York, West Virginia, Virginia, Kentucky, Ohio and Tennessee. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners. In addition to critical raw materials, the cost to produce Specialty Papers’ products is influenced by energy costs. Although the business unit generates all of its steam needed for production at both facilities and generates more power than it consumes at the Spring Grove, PA facility, in 2012, it purchased approximately 22% of its electricity needed for the Chillicothe, OH mill. The facilities’ source of fuel is primarily coal and, to a lesser extent, natural gas.

Since becoming a member of PJM Interconnection, a federally regulated Independent System Operator (“ISO”) that coordinates the movement and ensures reliability of wholesale electricity in its region, excess electricity generated by Spring Grove is sold to the high-voltage electricity grid. As a member of PJM, we provide capacity to the grid and sell excess power at market prices. Accordingly, our margin earned from energy sales will be subject to market volatility associated with the price at which energy is sold together with volatility in input costs, primarily related to coal.

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

Composite Fibers    Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products;

•	Metallized products used in the labeling of beer bottles, packaging innerliners, gift wrap, self-adhesive labels and other consumer product applications;

•	Composite Laminates papers used in production of decorative laminates, furniture, and flooring applications; and

•	Technical Specialties a diverse line of paper products used in batteries, adhesive tapes and other highly-engineered applications.

We believe this business unit maintains a market leadership position in the single-serve coffee and tea markets, and the composite laminates market. Composite

Glatfelter 2012 Form 10-K        3

Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2012	2011	2010
Food & beverage	$265,423	$284,748	$242,882
Metallized	87,720	95,276	88,753
Composite laminates	44,613	53,334	50,801
Technical specialties and other	38,984	42,671	36,781
Total	$436,740	$476,029	$419,217

We believe many of the market segments served by Composite Fibers, particularly single-serve coffee and tea, present attractive growth opportunities by capitalizing on evolving consumer preferences, expanding into new or emerging geographic markets, and by gaining market share through quality product and service offerings. Many of this unit’s papers are technically sophisticated and most, except for metallized papers, are extremely lightweight and require specialized fibers. Our engineering capabilities, specifically designed papermaking equipment, use of specialized fibers and customer orientation positions us well to compete in these global markets.

The primary raw materials used in the production of our lightweight papers are abaca pulp and wood pulp. Abaca pulp is a specialized pulp with limited sources of availability. Our abaca pulp production process, fulfilled by our Philippine mill, provides a unique advantage by supplying a key raw material used by our Composite Fibers business unit. Sufficient quantities of abaca pulp and the source fiber are required to support growth in this business unit. In the event the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.

The Composite Fibers business unit is comprised of three paper making facilities (Germany, France and England), metallizing operations (Wales and Germany) and a pulp mill (the Philippines) with the following combined attributes:

Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
68,400 lightweight	Abaca pulp	18,100
	Wood pulp	46,000
	Synthetic fiber	12,800
28,100 metallized	Base stock	30,200
15,300 abaca pulp	Abaca fiber	26,270

Composite Fibers uses highly specialized inclined wire paper machine technology and we believe we currently maintain approximately 25% of the global inclined wire capacity.

In addition to critical raw materials, the cost to produce Composite Fibers’ products is influenced by energy costs. Although the business unit generates all of its steam needed for production, in 2012, it purchased 93% of its electricity.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. In single-serve coffee and tea products we compete with companies such as Ahlstrom and Purico. In composite laminates, we compete with PdM, a division of Schweitzer-Maudit, Purico, MB Papeles and Oi feng. For metallized products, competitors include AR Metallizing, Torras Papel Novelis, Vaassen, and Wenzhou Protec Vacuum Metallizing Co. Ltd.

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

As part of our commitment to realizing the growth potential of certain of this business unit’s markets, we announced a $50 million investment to expand our inclined wire capacity by nearly 20%, or approximately 10,500 short tons, by converting a flat wire machine, currently producing composite laminates, to a state-of-the-art inclined wire machine. The project began in 2012 and is expected to be completed in the second quarter of 2013. Production of saleable products from the new machine is scheduled to begin in the second quarter of 2013. We expect to achieve a 15% to 20% after-tax return on this investment within three years.

Advanced Airlaid Materials    was formed in connection with our February 2010 acquisition of Concert Industries Corp. (“Concert”). Advanced Airlaid Materials is

a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture consumer and industrial products for growing global end-user markets. These products include, but are not limited to:

•	feminine hygiene;

•	adult incontinence;

•	home care;

•	specialty wipes;

•	table top; and

•	food pads.

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

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2012	2011	2010
Feminine hygiene	$197,792	$206,724	$157,660
Home care	14,527	15,308	13,691
Wipes	13,562	5,463	–
Adult incontinence	6,959	6,083	6,167
Other	13,442	18,469	15,981
Total	$246,282	$252,047	$193,499

The feminine hygiene category accounted for 80% of Advanced Airlaid Material’s revenue in 2012, sales of which are to a small group of large, leading global consumer products companies. This market is considered to be more growth oriented driven by population growth in certain geographic regions, consumer preferences, and suppliers’ ability to provide innovative products. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.

The Advanced Airlaid Materials business unit operates state-of-the-art facilities in Falkenhagen, Brandenburg, Germany and Gatineau, Quebec, Canada. The Falkenhagen location operates three multi-bonded production lines and three proprietary single-lane festooners. The Gatineau location consists of two airlaid production lines employing multi-bonded and thermal-bonded airlaid technologies and, with the recently completed investment, two proprietary single-lane festooners.

The business unit’s two facilities operate with the following combined attributes:

Airlaid Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
107,000	Fluff pulp	73,250

In addition to the cost of critical raw materials, the cost to produce multi-bonded and thermal-bonded airlaid materials is impacted by energy costs. Advanced Airlaid Materials purchases all of its electricity and natural gas. Approximately 80% of this business unit’s revenue is earned under contracts with pass-through provisions directly related to the price of key input costs.

Advanced Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the airlaid market, most notably feminine hygiene. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, allowing it to produce at industry leading operating rates. Its proprietary single-lane rotary festooning technology, developed in 2002, provides customers with a product packaged for efficient use. This business unit’s in-house technical expertise, combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.

The airlaid industry is made up of several producers, including Buckeye Technologies Inc., Georgia-Pacific LLC, Duni AB, Petropar SA, McAirlaid’s Vliestoffe GmbH & Co. KG, and us.

The markets served by this business unit are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:

•	maintaining and expanding relationships with customers that are market-leading consumer product companies;

•	expanding geographic reach of markets served;

•	optimizing the use of existing production capacity;

•	employing continuous improvement methodologies and initiatives to reduce costs, improve efficiencies and create capacity; and

•	capitalizing on our product and process innovation capabilities.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 22 including geographic revenue and long-lived asset financial information.

Glatfelter 2012 Form 10-K        5

Balance Sheet    We are focused on prudent financial management and the maintenance of a conservative capital structure and strong balance sheet. This includes:

•	aggressively managing working capital to enhance cash flow from operations;

•	making disciplined capital expenditure decisions; and

•	monetizing the value of our timberland assets as opportunities develop.

The success of these actions positions us with the flexibility to pursue strategic opportunities that will benefit our shareholders.

Concentration of Customers    For each of the past three years, no single customer represented more than 10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2012, 2011 and 2010.

Capital Expenditures    Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. Capital expenditures totaled $58.8 million, $64.5 million and $36.5 million, in 2012, 2011 and 2010, respectively. For 2013, capital expenditures are estimated to be $90 million to $100 million. This includes $33.5 million of the $50 million investment to expand capacity to serve Composite Fibers’ growth markets.

Environmental Matters    We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. For example, on December 20, 2012, the Administrator of the U. S. Environmental Protection Agency signed new rules which could require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing these rules to understand the effect they may have on our operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our current estimates to implement viable options could result in additional capital spending of approximately $45 million. The amount ultimately incurred may be less depending on our successful implementation of appropriate available options. In addition, the timing of any additional capital spending is uncertain, although we currently expect to incur the expenditures generally in 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates. For a discussion of other environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 21.

Employees    As of December 31, 2012, we employed 4,258 people worldwide, of which approximately 70% are unionized. The United Steelworkers International Union and the Office and Professional Employees International Union represents approximately 1,600 hourly employees at our Chillicothe, OH and Spring Grove, PA facilities under labor contracts expiring in November 2015 and January 2014, respectively. Hourly employees at each of our international locations are represented by various unions or works councils. We consider the overall relationship with our employees to be satisfactory.

Other Available Information    The Corporate Governance page of our corporate web site includes our Governance Principles and Code of Business Conduct, and biographies of our Board of Directors and Executive Officers. In addition, the website includes the charters for the Audit, Compensation, Finance, and Nominating and Corporate Governance Committees of the Board of Directors. The Corporate Governance page also includes the Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by contacting Investor Relations at (717) 225-2719, ir@glatfelter.com or by mail to 96 South George Street, Suite 520, York, PA, 17401.

ITEM 1A	RISK FACTORS

Our business and financial performance may be adversely affected by the global economic environment or downturns in the target markets that we serve.

Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Approximately 17% of our net sales in 2012 were shipped to customers in western Europe, the demand for which, in many cases, is dependent on economic conditions in this area, and to the extent customers do business outside of Europe, in other regions of the world. Our results could be adversely affected if economic conditions weaken or fail to improve. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The economic environment may cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

The markets for our products are also significantly affected by changes in industry capacity and output. There have been periods of supply/demand imbalance in our industry which have caused pulp prices and our products’ selling prices to be volatile. The timing and magnitude of price increases or decreases in these markets have generally varied by region and by product type. A sustained period of weak demand or excess supply would likely adversely affect pulp prices and our products’ selling prices. This could have a material adverse affect on our operating and financial results.

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become constrained.

We require access to sufficient and reasonably priced quantities of pulpwood, purchased pulps, pulp substitutes, abaca fiber, synthetic fibers, and certain other raw materials. Our Spring Grove and Chillicothe locations are vertically integrated manufacturing facilities that generate approximately 82% of their annual pulp requirements.

Our Philippine mill purchases abaca fiber to produce abaca pulp, which we use to manufacture our paper for single-serve coffee, tea and technical specialty products at our Gernsbach, Scaër and Lydney facilities. At certain times in the past, the supply of abaca fiber has been constrained due to factors such as weather related damage to the source crop as well as decisions by land owners to produce alternative crops in lieu of those used to produce abaca fiber.

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

Although we have contractual cost pass-through arrangements with certain customers, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or where existing agreements with our customers limit price increases. If price adjustments significantly trail increases in raw materials or energy prices, our operating results could be adversely affected.

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

Some of the factors that may adversely affect our ability to compete in the markets in which we participate include:

•	the entry of new competitors into the markets we serve, including foreign producers;

•	the willingness of commodity-based producers to enter our markets when they are unable to compete or when demand softens in their traditional markets;

Glatfelter 2012 Form 10-K        7

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	the impact of electronic-based substitutes for certain of our products such as carbonless and forms, book publishing, and envelope papers;

•	the impact of replacement or disruptive technologies;

•	changes in end-user preferences;

•	our inability to develop new, improved or enhanced products; and

•	our inability to maintain the cost efficiency of our facilities.

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

Our environmental issues are complex and should be reviewed in the context set forth in more detail in Item 8 – Financial Statements and Supplementary Data – Note 21.

The Advanced Airlaid Materials business unit generates a substantial portion of its revenue from one customer serving the hygiene products market, the loss of which could have a material adverse effect on our results of operations.

Advanced Airlaid Materials generates the majority of its net sales of hygiene products from one customer. The loss of this significant customer could have a material adverse effect on their operating results. In addition, sales in the feminine hygiene market accounted for 80% of Advanced Airlaid Materials’ net sales in 2012 and sales are concentrated within a small group of large customers. A decline in sales of hygiene products could have a material adverse effect on this unit’s operating results. Customers in the airlaid non-woven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

Our operations may be impaired and we may be exposed to potential losses and liability as a result of natural disasters, acts of terrorism or sabotage or similar events.

If we have a catastrophic loss or unforeseen operational problem at certain of our facilities, we could suffer significant lost production which could impair our ability to satisfy customer demands.

Natural disasters, such as earthquakes, flooding or fire, and acts of terrorism or sabotage affecting our operating activities and major facilities could materially and adversely affect our operations, operating results and financial condition. In addition, we own and maintain four dams in York County, Pennsylvania, that were built to ensure a steady supply of water for the operation of our facility in Spring Grove which is a primary manufacturing location for our envelope papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas. Any sudden failure of a dam, including as a result of natural disaster or act of terrorism or sabotage, would endanger occupants and residential, commercial and industrial structures, for which we could be liable. The failure of a dam could also be extremely disruptive and result in damage to or the shutdown of our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by our insurance policies or may substantially exceed the limits of our policies, and could materially and adversely affect our operating results and financial condition.

In addition, many of our papermaking operations require a reliable and abundant supply of water. Such mills rely on a local water body or water source for their water needs and, therefore, are particularly impacted by drought conditions or other natural or manmade interruptions to its water supplies. At various times and for differing periods, each of our mills has had to modify operations due to water shortages, water clarity, or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our paper mills due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim, one of the world’s hazard belts. By virtue of its geographic location, this mill is subject to, among similar types of natural disasters discussed above, cyclones, typhoons, and volcanic activity. Moreover, the area of Lanao del Norte has been a target of suspected terrorist activities. The most common bomb targets in Lanao del Norte to date have been power transmission towers. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks or power interruptions. The Mindanao mill supplies approximately 85% of the abaca pulp that is used by our Composite Fibers business unit to manufacture our paper for single serve coffee and tea products and certain technical specialties products. Any interruption, loss or extended curtailment of operations at our Mindanao mill could materially affect our operating results and financial condition.

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

Glatfelter 2012 Form 10-K        9

Our international operations pose certain risks that may adversely impact sales and earnings.

We have significant operations and assets located in Canada, Germany, France, the United Kingdom, and the Philippines. Our international sales and operations are subject to a number of unique risks, in addition to the risks in our domestic sales and operations, including differing protections of intellectual property, trade barriers, labor unrest, exchange controls, regional economic uncertainty, differing (and possibly more stringent) labor regulation, risk of governmental expropriation, domestic and foreign customs and tariffs, differing regulatory environments, difficulty in managing widespread operations and political instability. These factors may adversely affect our future profits. Also, in some foreign jurisdictions, we may be subject to laws limiting the right and ability of entities organized or operating therein to pay dividends or remit earnings to affiliated companies unless specified conditions are met. Any such limitations would restrict our flexibility in using funds generated in those jurisdictions.

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

The U.S. Internal Revenue Code, or the Code, provided a tax credit for companies that used alternative fuel mixtures to produce energy to operate their businesses on or prior to December 31, 2009. During 2009, we registered two of our facilities with the IRS as alternative fuel mixers based on their use of black liquor as an alternative fuel source. For the year ended December 31, 2009, we had substantial alternative fuel mixture credits relating to these facilities. Our results of operations in 2009 included, on a pre-tax basis, $107.8 million of alternative fuel mixture credits. During 2012, we amended our 2009 federal income tax return to convert a portion of the alternative fuel mixture credits for cellulosic biofuel production credits. In the event that the IRS audits our tax return for the year ended December 31, 2009, the IRS may conclude that some or all of the credits claimed are subject to federal income taxes, which would subject us to additional tax liabilities and could have a material adverse effect on our results of operations and financial position.

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

We own substantially all of the land and buildings comprising our manufacturing facilities located in Pennsylvania; Ohio; Canada; the United Kingdom; Germany; France; and the Philippines; as well as substantially all of the equipment used in our manufacturing and related operations. Certain of our operations, particularly our metallized paper production facility located in Caerphilly, Wales, office and warehouse space in Moscow, Russia and our corporate offices located in York, Pennsylvania are under lease agreements. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

ITEM 3	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, we do not expect such lawsuits, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data – Note 21.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and senior management as of March 7, 2013.

Name	Age	Office with the Company
Dante C. Parrini	48	Chairman and Chief Executive Officer
John P. Jacunski	47	Senior Vice President and Chief Financial Officer
Christopher W. Astley	40	Vice President, Corporate Strategy
Jonathan A. Bourget	48	Vice President & General Manager, Advanced Airlaid Materials Business Unit
David C. Elder	44	Vice President, Finance
Debabrata Mukherjee	43	Vice President & General Manager, Specialty Papers Business Unit
Martin Rapp	53	Vice President & General Manager, Composite Fibers Business Unit
Mark A. Sullivan	58	Vice President, Global Supply Chain and Information Technology
William T. Yanavitch II	52	Vice President, Human Resources and Administration

Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

Dante C. Parrini became Chief Executive Officer effective January 1, 2011 and Chairman of the Board in May 2011. Prior to this, he was Executive Vice President and Chief Operating Officer, a position he held since February 2005. Mr. Parrini joined us in 1997 and has previously served as Senior Vice President and General Manager, a position he held beginning in January 2003 and prior to that as Vice President responsible for Sales and Marketing.

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

Christopher W. Astley joined us in August 2010 as Vice President, Corporate Strategy. He has over fifteen years experience as an advisor and practitioner leading critical strategic and tactical corporate initiatives for natural resource companies, with a focus since 1999 on the pulp, paper, and packaging industries. Mr. Astley previously held positions with Accenture, a global management consulting firm, and The Coca-Cola Company, as well as successfully leading a privately held business for several years.

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

Glatfelter 2012 Form 10-K        11

Debabrata Mukherjee was appointed Vice President & General Manager, Specialty Papers Business Unit in April 2008. Dr. Mukherjee joined our Company in 1998 and since then has held various operational, sales and technical leadership positions within the Specialty Papers Business Unit. From March 2006 through March 2008, Dr. Mukherjee served as Division Vice President, Engineered & Converting Products. From February 2004 through February 2006, Dr. Mukherjee served as Director, Engineered Products. Prior to joining Glatfelter, Dr. Mukherjee served in various capacities with Felix Schoeller, a Germany based global specialty paper manufacturer.

Martin Rapp joined Glatfelter in August 2006 and serves as Vice President and General Manager, Composite Fibers Business Unit. Prior to this, Mr. Rapp was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002.

Mark A. Sullivan joined our Company in December 2003 and serves as Vice President, Global Supply Chain and Information Technology. Previously, he was our Chief Procurement Officer. Prior to joining Glatfelter, his experience included a broad array of operations and supply chain management responsibilities during twenty years with the DuPont Company.

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

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years:

Quarter	High	Low	Dividend
2012
Fourth	$18.58	$15.31	$0.09
Third	18.25	15.43	0.09
Second	16.47	14.25	0.09
First	16.36	14.12	0.09
2011
Fourth	$15.79	$12.46	$0.09
Third	16.03	11.73	0.09
Second	15.51	12.65	0.09
First	13.40	11.00	0.09

As of March 5, 2013, we had 1,282 shareholders of record.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. For the year ended December 31, 2012, we compare our stock performance to the S&P Small Cap 600 Paper Products index comprised of us, Buckeye Technologies Inc., Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., Schweitzer-Mauduit International and Wausau Paper Corp. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours.

The following graph assumes that the value of the investment in our common stock, in each index, and the peer group (including reinvestment of dividends) was $100 on December 31, 2007 and charts it through December 31, 2012.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2012		2011		2010 (3)		2009 (5)	2008
Net sales	$1,577,788		$1,603,154		$1,455,331		$1,184,010	$1,263,850
Energy and related sales, net	7,000		9,344		10,653		13,332	9,364
Total revenue	1,584,788		1,612,498		1,465,984		1,197,342	1,273,214
Reversal of (charges for) shutdown and restructuring	–		–		–		–	856
Gains on dispositions of plant, equipment and timberlands, net	9,815		3,950		453		898	18,468
Net income	$59,379	(1)	$42,694	(2)	$54,434	(4)	$123,442	$57,888

Earnings per share
Basic	$1.39		$0.94		$1.19		$2.70	$1.28
Diluted	1.36		0.93		1.17		2.70	1.27

Total assets	$1,242,985		$1,136,925		$1,341,747		$1,190,294	$1,057,309
Total debt	250,000		227,000		333,022		254,583	313,285
Shareholders’ equity	539,679		490,404		552,442		510,704	342,707

Cash dividends declared per common share	0.36		0.36		0.36		0.36	0.36
Depreciation, depletion and amortization	69,500		69,313		65,839		61,256	60,611
Capital expenditures	58,752		64,491		36,491		26,257	52,469
Shares outstanding	42,784		42,650		45,976		45,706	45,434
Net tons sold	969,833		960,915		927,853		818,905	829,354
Number of employees	4,258		4,274		4,337		3,546	3,633

(1)	During 2012, we recorded after-tax charges totaling $4.8 million related to the write-off of unamortized deferred issuance costs and the early redemption premium in connection with the refinancing of $200 million of bonds. In addition, net income includes a $4.0 million benefit from the conversion of alternative fuel mixture credits for cellulosic biofuel production credits.

(2)	During 2011, we recorded after-tax charges totaling $6.1 million related to the write-off of unamortized deferred issuance costs and original issue discount and the redemption premium in connection with the early redemption of $100 million of bonds.

(3)	The information set forth above for 2010 includes the financial information for Concert Industries Corp. prospectively from the February 12, 2010 acquisition date.

(4)	During 2010, net income included a $23.2 million tax benefit from cellulosic biofuel production credits.

(5)	During 2009, we recognized $107.8 million of alternative fuel mixture credits, all of which were recorded as a reduction to cost of products sold.

Glatfelter 2012 Form 10-K        13

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements    This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;

vii.	the gain or loss of significant customers and/or on-going viability of such customers;
viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

x.	geopolitical events, including war and terrorism;

xi.	disruptions in production and/or increased costs due to labor disputes;

xii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation;

xiv.	adverse results in litigation in the Fox River matter;

xv.	our ability to finance, consummate and integrate acquisitions;

xvi.	the cost, and successful design and construction, of the Composite Fibers capacity expansion project; and

xvii.	the incurrence of unforeseen costs associated with the repair of equipment and clean-up of the Scäer facility, our ability to supply this facility’s customers, and the coverage provided by insurance.

Introduction    We manufacture a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

•	Specialty Papers with revenue from the sale of carbonless papers and forms, book publishing, envelope & converting papers, and fiber-based engineered products;

•

Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, metallized papers, composite laminates used for decorative furniture and flooring applications, and other technical specialty papers; and

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric-like materials used in feminine hygiene products, adult incontinence products, cleaning pads, wipes, food pads, napkins, tablecloths, and baby wipes.

Overview    For the year ended December 31, 2012, net income was $59.4 million, or $1.36 per diluted share, compared with net income of $42.7 million, or $0.93 per diluted share, in 2011. The amounts reported for 2012 include after-tax charges totaling $4.8 million incurred in connection with the refinancing of $200 million fixed-rate bonds for a new $250 million fixed-rate issuance, as well as a $4.0 million benefit from the conversion of alternative fuel mixture credits for cellulosic biofuel production credits. Results for 2011 include after-tax charges totaling $7.5 million for costs incurred to redeem $100 million of fixed-rate bonds, acquisition and integration expenses and work force efficiency actions. Reported results for both years included after-tax gains of $5.4 million and $4.2 million in 2012 and 2011, respectively, from the sales of timberlands and, in 2011, the release of tax reserves related to prior timberland sales. Unfavorable foreign currency translations affected the comparison of reported results for 2012 with 2011 by $5.7 million.

From an operating perspective, our businesses performed well during 2012 compared with 2011, evidenced by a $9.9 million, or 8.9%, increase in business unit operating income led by strong improvements from Specialty Papers and Advanced Airlaid Materials. Composite Fibers’ results were unfavorable in the comparison by $4.7 million.

Specialty Papers’ operating income totaled $67.3 million and $57.3 million for 2012 and 2011, respectively. Volumes shipped increased in the comparison to 2011 and this unit’s profitability was further favorably impacted by higher selling prices and slightly lower input costs partially offset by higher spending for maintenance and other costs.

Our Composite Fibers business unit’s operating income decreased to $36.1 million from $40.8 million in 2011. Volumes shipped decreased 3.2% compared to 2011 reflecting generally softer economic conditions in its market segments. Unfavorable foreign currency translations affected this unit’s operating income by $3.2 million.

Advanced Airlaid Materials’ operating income increased $4.6 million, or 34.3%, largely reflecting lower input costs and an increase in shipping volumes. Unfavorable foreign currency translations affected this unit’s operating income by $3.0 million.

During 2012, we generated significant operating cash flow of $112.8 million, and although lower than 2011, this was largely due to the year over year impact of receiving cash in 2011 compared with a net outflow of cash in 2012 related to cellulosic biofuel production and alternative fuel mixture credits.

RESULTS OF OPERATIONS

2012 versus 2011

The following table sets forth summarized consolidated results of operations:

	Year Ended December 31
In thousands, except per share	2012	2011
Net sales	$1,577,788	$1,603,154
Gross profit	213,649	206,193
Operating income	101,874	85,272
Net income	59,379	42,694
Earnings per diluted share	1.36	0.93

The consolidated results of operations for 2012 and 2011 include the following items not considered to be part of our core business operations:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2012
Early redemption of $200 million bonds	$(4,784)	$(0.11)
Conversion of alternative fuel mixture/Cellulosic biofuel credits	4,020	0.09
Timberland sales and related transaction costs	5,388	0.12
2011
Early redemption of $100 million bonds	$(6,065)	(0.13)
Charge for workforce efficiencies	(652)	(0.01)
Acquisition and integration costs	(792)	(0.02)
Timberland sales and related transaction costs	4,160	0.09

During 2012, the aggregate effect of the unusual items set forth above increased earnings by $4.6 million, or $0.10 per diluted share. In 2011, the items set forth above decreased earnings by $3.3 million, or $0.07 per diluted share.

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

Glatfelter 2012 Form 10-K        15

Management evaluates results of operations of the business units before pension expense, alternative fuel mixture credits, debt redemption costs, restructuring related charges, certain corporate level costs, and the effects of certain asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Business Unit Performance

Year ended December 31 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$894.8	$875.1	$436.7	$476.0	$246.3	$252.0	$–	$–	$1,577.8	$1,603.2
Energy and related sales, net	7.0	9.3	–	–	–	–	–	–	7.0	9.3
Total revenue	901.8	884.4	436.7	476.0	246.3	252.0	–	–	1,584.8	1,612.5
Cost of products sold	779.5	775.7	362.6	395.7	218.7	227.7	10.3	7.2	1,371.1	1,406.3
Gross profit (loss)	122.3	108.7	74.2	80.3	27.6	24.3	(10.4)	(7.2)	213.6	206.2
SG&A	55.0	51.4	38.1	39.5	9.6	10.9	18.9	23.0	121.6	124.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	–	–	–	(9.8)	(4.0)	(9.8)	(4.0)
Total operating income (loss)	67.3	57.3	36.1	40.8	18.0	13.4	(19.5)	(26.2)	101.9	85.3
Non-operating expense	–	–	–	–	–	–	(22.9)	(34.4)	(22.9)	(34.4)
Income (loss) before income taxes	$67.3	$57.3	$36.1	$40.8	$18.0	$13.4	$(42.4)	$(60.7)	$78.9	$50.8
Supplementary Data
Net tons sold (thousands)	789.2	779.6	90.3	93.3	90.3	88.0	–	–	969.8	960.9
Depreciation, depletion and amortization	$37.4	$36.0	$23.5	$24.8	$8.7	$8.5	$–	–	$69.5	$69.3
Capital expenditures	23.1	31.4	31.4	22.5	3.9	10.6	0.3	–	58.8	64.5

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2012	2011	Change
Net sales	$1,577,788	$1,603,154	$(25,366)
Energy and related sales – net	7,000	9,344	(2,344)
Total revenues	1,584,788	1,612,498	(27,710)
Costs of products sold	1,371,139	1,406,305	(35,166)
Gross profit	$213,649	$206,193	$7,456
Gross profit as a percent of Net sales	13.5%	12.9%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2012	2011
Business Unit
Specialty Papers	56.7%	54.6%
Composite Fibers	27.7	29.7
Advanced Airlaid Material	15.6	15.7
Total	100.0%	100.0%

Net sales for 2012 decreased $25.4 million, or 1.6%, in the comparison to 2011 and totaled $1,577.8 million. The translation of foreign currencies unfavorably impacted net sales by $35.8 million more than offsetting a $3.5 million benefit from higher selling prices. Shipping volumes were up slightly as higher shipping volumes in both Specialty Papers and Advanced Airlaid Materials were offset by softer demand in Composite Fibers related to the weak European economy.

In the Specialty Papers business unit, net sales for 2012 increased $19.7 million, or 2.3%, to $894.8 million. The increase was primarily due to a $6.5 million benefit from higher selling prices and a 1.2% increase in shipping volumes.

Specialty Papers’ operating income in 2012 of $67.3 million was $10.0 million higher than 2011 reflecting the benefits from higher selling prices and shipping volumes, and a $5.7 million benefit from lower raw material costs. These factors were partially offset by higher maintenance and other cost inflation as well as $2.3 million of lower energy and related sales.

We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for 2012 and 2011:

	Year ended December 31
In thousands	2012	2011	Change
Energy sales	$5,284	$10,992	$(5,708)
Costs to produce	(4,187)	(9,319)	5,132
Net	1,097	1,673	(576)
Renewable energy credits	5,903	7,671	(1,768)
Total	$7,000	$9,344	$(2,344)

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

In Composite Fibers, net sales were $436.7 million, a decrease of $39.3 million, or 8.3%, primarily due to the translation of foreign currencies which unfavorably impacted the comparison by $24.4 million. Average selling prices were essentially unchanged and total shipping volumes were lower in the comparison by 3.2%.

Composite Fibers’ operating income in 2012 totaled $36.1 million, a $4.7 million decrease compared to 2011 primarily due to lower shipping volumes and a $3.2 million unfavorable effect from foreign currency translation.

On October 14, 2012, a fire was sustained by our Scäer, France facility, one of several facilities within the Composite Fibers business unit. The fire damaged the electrical system primarily servicing one of two papermaking machines at the facility as well as certain mill infrastructure. All customer orders were fulfilled by shipping products on hand or by utilizing assets at the business unit’s other facilities. The total cost of the fire in 2012 was $3.9 million which was offset by expected insurance recoveries, net of deductibles, of which $0.8 million was received in 2012 and the remainder is expected to be received in 2013.

In Advanced Airlaid Materials, net sales declined $5.7 million in the comparison of 2012 to 2011. The decline in net sales was due to the $11.5 million negative effect of foreign currency translation and a $2.7 million impact of lower selling prices. These factors were partially offset by the benefit from a 2.6% increase in shipping volumes.

Operating income in this business unit increased $4.6 million in 2012 compared to 2011 led by a $8.3 million benefit from lower raw material and energy costs in addition to continuous improvement initiatives including supply chain efficiencies, waste reduction and improved throughput, and benefits from a new festooner. The translation of foreign currencies negatively impacted operating income by $3.0 million.

Pension Expense    The following table summarizes the amounts of pension expense recognized for 2012 compared to 2011:

	Year ended December 31
In thousands	2012	2011	Change
Recorded as:
Costs of products sold	$9,148	$6,735	$2,413
SG&A expense	2,467	3,645	(1,178)
Total	$11,615	$10,380	$1,235

The amount set forth above for pension expense recorded as selling, general and administrative (“SG&A”) expense in 2011 includes a $2.0 million one-time pension settlement charge recorded in connection with the retirement of our former Chief Executive Officer.

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense in 2013 is expected to

Glatfelter 2012 Form 10-K        17

be approximately $15.7 million due to lower discount rates and the amortization of actuarial losses.

Gain on Sales of Plant, Equipment and Timberlands, net    During the years ended December 31, 2012 and 2011, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2012
Timberlands	4,830	$9,494	$9,203
Other	n/a	778	612
Total		$10,272	$9,815
2011
Timberlands	942	$3,821	$3,590
Other	n/a	670	360
Total		$4,491	$3,950

In connection with each of the asset sales set forth above, we received cash proceeds.

Other and Unallocated    The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $29.3 million in 2012 compared with $30.2 million in 2011. The amount reported for 2011 includes the $2.0 million one-time pension settlement charge discussed earlier. Excluding the one-time pension charge, net operating expenses not allocated to a business unit increased $1.1 million primarily due to higher professional services fees and other cost inflation.

Non-operating income (expense) as presented in the Business Unit Performance table includes $18.7 million of interest expense for 2012 and $31.8 million for 2011. In connection with debt refinancing or redemption initiatives, the reported amounts include $1.9 million and $5.9 million in 2012 and 2011, respectively, related to the write-off of unamortized issuance costs and original issue discount. Excluding these write-offs, interest expense declined to $16.8 million in 2012 compared to $25.9 million in 2011, primarily reflecting the 2011 redemption of $100 million of 7.125% notes.

Income taxes    In 2012, income tax expense totaled $19.6 million on pre-tax income of $78.9 million. The comparable amounts in 2011 were $8.2 million and $50.8 million, respectively. Tax expense in 2011 includes a net $5.2 million income tax benefit realized in connection with the resolution of certain foreign tax audits, and expiration of statutes of limitation, partially offset by an increase in the valuation allowance on certain net operating loss carryforwards.

In January 2013, the U.S. President signed legislation that retroactively extended the federal research and development tax credit for two years, from January 1, 2012 through December 31, 2013. As a result we expect that our income tax provision for the first quarter of 2013 will include a tax benefit of $1.2 million related to 2012 research and development credits.

Foreign Currency    We own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency in Canada is the U.S. dollar, in Germany and France the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2012, Euro functional currency operations generated approximately 25.3% of net sales and 24.2% of operating expenses and British Pound Sterling operations represented 7.5% of net sales and 7.6% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

In thousands	Year ended December 31, 2012
Favorable (unfavorable)
Net sales	$(35,818)
Costs of products sold	26,828
SG&A expenses	2,813
Income taxes and other	514
Net income	$(5,663)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2012 were the same as 2011. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

2011 versus 2010

The following table sets forth summarized consolidated results of operations:

	Year Ended December 31
In thousands, except per share	2011	2010
Net sales	$1,603,154	$1,455,331
Gross profit	206,193	186,247
Operating income	85,272	64,589
Net income	42,694	54,434
Earnings per diluted share	0.93	1.17

The consolidated results of operations for 2011 and 2010 include the following items not considered to be part of our core business operations:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2011
Early redemption of $100 million bonds	$(6,065)	$(0.13)
Charge for workforce efficiencies	(652)	(0.01)
Acquisition and integration costs	(792)	(0.02)
Timberland sales and related transaction costs	4,160	0.09
2010
Cellulosic biofuel/alternative fuel mixture credits	$23,184	$0.50
Acquisition and integration costs	(9,073)	(0.20)
Foreign currency hedge on acquisition price	(1,673)	(0.04)
Timberland sales and related transaction costs	1,063	0.02

During 2011, the aggregate effect of the unusual items set forth above decreased earnings by $3.3 million, or $0.07 per diluted share. In 2010, the items set forth above increased earnings by $13.5 million, or $0.28 per diluted share in 2010.

Business Unit Performance

	Year ended December 31
In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2011	2010	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$875.1	$842.6	$476.0	$419.2	$252.0	$193.5	$–	$–	$1,603.2	$1,455.3
Energy and related sales, net	9.3	10.7	–	–	–	–	–	–	9.3	10.7
Total revenue	884.4	853.3	476.0	419.2	252.0	193.5	–	–	1,612.5	1,466.0
Cost of products sold	775.7	740.2	395.7	350.5	227.7	181.7	7.2	7.4	1,406.3	1,279.7
Gross profit	108.7	113.1	80.3	68.7	24.3	11.8	(7.2)	(7.4)	206.2	186.2
SG&A	51.4	54.7	39.5	35.8	10.9	7.4	23.0	24.3	124.9	122.1
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(4.0)	(0.5)	(4.0)	(0.5)
Total operating income (loss)	57.3	58.4	40.8	32.9	13.4	4.4	(26.2)	(31.2)	85.3	64.6
Non-operating expense	–	–	–	–	–	–	(34.4)	(31.1)	(34.4)	(31.1)
Income (loss) before income taxes	$57.3	$58.4	$40.8	$32.9	$13.4	$4.4	$(60.7)	$(62.3)	$50.8	$33.5
Supplementary Data
Net tons sold (thousands)	779.6	764.7	93.3	90.4	88.0	72.8	–	–	960.9	927.9
Depreciation, depletion and amortization	$36.0	$34.9	$24.8	$23.7	$8.5	$7.2	$–	$–	$69.3	$65.8
Capital expenditures	31.4	24.1	22.5	8.2	10.6	4.2	–	–	64.5	36.5

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2011	2010	Change
Net sales	$1,603,154	$1,455,331	$147,823
Energy and related sales – net	9,344	10,653	(1,309)
Total revenues	1,612,498	1,465,984	146,514
Costs of products sold	1,406,305	1,279,737	126,568
Gross profit	$206,193	$186,247	$19,946
Gross profit as a percent of Net sales	12.9%	12.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Percent of total
Percent of Total	2011	2010
Business Unit
Specialty Papers	54.6%	57.9%
Composite Fibers	29.7	28.8
Advanced Airlaid Materials	15.7	13.3
Total	100.0%	100.0%

Glatfelter 2012 Form 10-K        19

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

	Year ended December 31
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

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets as of the beginning of the year.

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

Other and Unallocated    The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $30.2 million in 2011 compared with $31.7 million in 2010.

Non-operating income (expense) includes $31.8 million of interest expense for 2011 and $25.5 million for 2010. For 2011, the amount includes $5.9 million related to the write-off of unamortized issuance costs and original issue discount in connection with the early redemption of $100 million of bonds.

Non-operating income (expense) for 2011 also includes a $3.6 million redemption premium incurred in connection with the bond retirement discussed above. In 2010, other non operating expense, net totaled $6.3 million and represented a $3.4 million loss on a series of forward foreign currency contracts to hedge the Concert acquisition’s Canadian dollar purchase price. In addition, in connection with purchase accounting for the Concert transaction, we recorded a $2.5 million reserve for tax risks, inclusive of accrued interest, existing at the time of the acquisition and at the same time recorded a $2.5 million receivable from the seller due to an indemnification agreement. During the fourth quarter, a tax ruling was issued that eliminated this tax risk and as a result we recognized an expense of $2.5 million which is presented under the caption “Other–net” in the accompanying consolidated statements of income to eliminate the receivable from the seller. We also recognized a $2.5 million tax benefit for this same item to eliminate the tax reserve previously established resulting in no net impact to earnings during 2010.

Income taxes    In 2011, income tax expense totaled $8.2 million on pre-tax income of $50.8 million. Tax expense in 2011 includes a net $5.2 million income tax benefit realized in connection with the resolution of certain foreign tax audits, and expiration of statutes of limitation, partially offset by an increase in the valuation allowance on certain net operating loss carryforwards. For 2010, we recorded income tax benefits of $20.9 million on $33.5 million of pretax income. The benefit in 2010 was due to $23.2 million of cellulosic biofuel credits, net, recorded as an income tax benefit in 2010 as discussed further below. We also recorded the $2.5 million tax benefit discussed above, as well as a $6.4 million adjustment to reduce tax liabilities resulting from the expiration of statutes of limitations on uncertain tax positions and other factors.

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

Glatfelter 2012 Form 10-K        21

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, to support our research and development efforts, for environmental compliance matters including, but not limited to, the Clean Air Act, and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the years presented:

	Year ended December 31
In thousands	2012	2011
Cash and cash equivalents at beginning of period	$38,277	$95,788
Cash provided (used) by
Operating activities	112,846	140,307
Investing activities	(48,705)	(16,830)
Financing activities	(5,489)	(180,140)
Effect of exchange rate changes on cash	750	(848)
Net cash provided (used)	59,402	(57,511)
Cash and cash equivalents at end of period	$97,679	$38,277

At the end of the 2012, we had $97.7 million in cash and cash equivalents and $344.8 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow declined in the year-over-year comparison by $27.5 million primarily due to the use of $6.7 million of cash in 2012, net of credits related to the conversion of alternative fuel mixture credits for cellulosic biofuel production credits. Comparatively, in 2011, we received $17.8 million of cellulosic biofuel credits.

Net cash used by investing activities increased $31.9 million in comparison of 2012 to 2011, largely due to the $43.2 million cash received in 2011 from proceeds under a timberland installment note receivable. Capital expenditures totaled $58.8 million in 2012 compared with $64.5 million in 2011 and are expected to approximate $90 million to $100 million in 2013, including $33.5 million to complete the $50 million investment to expand capacity to serve Composite Fibers’ growth markets.

Net cash used by financing activities totaled $5.5 million in 2012 and $180.1 million in 2011, primarily reflecting the net effects of debt repayments or refinancing and common share repurchases. In 2012, as discussed below, we issued $250.0 million of 5.375% bonds and used the proceeds to repay all amounts outstanding under our revolving credit agreement and to redeem $200.0 million of 7.125% notes together with a redemption premium and consent fee of $5.1 million. In 2011, we redeemed $100.0 million of 7.125% bonds and paid an early redemption premium of $3.6 million, and repaid a $36.7 million term loan in connection with the collection of the installment note discussed above.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2012	2011
Revolving credit facility, due Nov. 2016	$–	$27,000
5.375% Notes, due Nov 2020	250,000	–
7.125% Notes, due May 2016	–	200,000
Total long-term debt	250,000	227,000
Less current portion	–	–
Long-term debt, net of current portion	$250,000	$227,000

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of December 31, 2012, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 8 – Financial Statements – Note 15.

On October 3, 2012, we completed an offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020. The net proceeds from this offering totaled approximately $245.1 million, after deducting the commissions and other fees and expenses relating to the offering.

Cash used for common share repurchases totaled $5.7 million in 2012, and $48.0 million in 2011. The amount for 2012 includes $1.2 million under a $50 million program authorized in 2011. In May 2012, our Board of Directors authorized a second share repurchase program for up to $25.0 million, exclusive of commissions, of our outstanding common stock. The following table summarizes share repurchases made under this program through December 31, 2012:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)
Remaining authorization		$20,538

During 2012 and 2011, cash dividends paid on common stock totaled $15.6 million and $16.6 million, respectively. The decline was due to the impact of our share repurchase programs. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. For example, on December 20, 2012, the Administrator of the U. S. Environmental Protection Agency signed new rules which could require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing these rules to understand the effect they may have on our operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our current estimates to implement viable options could result in additional capital spending of approximately $45 million. The amount ultimately incurred may be less depending on our successful implementation of appropriate available options. In addition, the timing of any additional capital spending is uncertain, although we currently expect to incur the expenditures generally in 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 8 – Financial Statements and Supplementary Data – Note 21 for a summary of significant environmental matters.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, and our existing credit facilities. However, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements    As of December 31, 2012 and 2011, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2012:

		Payments Due During the Year Ended December 31,
In millions	Total	2013	2014 to 2015	2016 to 2017	2018 and beyond
Long-term debt(1)	$357	$13	$27	$27	$290
Operating leases(2)	21	5	6	4	6
Purchase obligations(3)	204	134	68	2	0
Other long term obligations(4),(5)	76	9	17	14	36

Total	$658	$161	$118	$47	$332

(1)	Represents principal and interest payments due on long-term debt, the significant terms of which are discussed in Item 8 – Financial Statements, Note 15, “Long-term Debt.”

(2)	Represents rental agreements for various land, buildings, vehicles, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material forward purchases and pulpwood contracts with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2012 or expectations based on historical experience and/or current market conditions.

(4)	Primarily represents expected benefits to be paid pursuant to retirement medical plans and nonqualified pension plans over the next ten years and expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements, Note 7, “Income Taxes”, such amounts totaled $30.4 million at December 31, 2012.

Glatfelter 2012 Form 10-K        23

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

Long-lived Assets    We evaluate the recoverability of our long-lived assets, including plant, equipment, timberlands, goodwill and other intangible assets periodically or whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Our evaluations include considerations of a variety of qualitative factors and, if warranted, analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of an asset determined by these evaluations is less than its carrying amount, a loss is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring an impairment charge in the future.

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

The following chart summarizes the more significant assumption used in the actuarial valuation of our defined-benefit plans for each of the past three years:

	2012	2011	2010
Pension plans
Weighted average discount rate	4.28%	5.09%	5.80%
Expected long-term rate of return on plan assets	8.50	8.50	8.50
Rate of compensation increase	4.00	4.00	4.00
Post-retirement medical
Weighted average discount rate	3.58	4.45	5.10
Health care cost trend rate assumed for next year	7.68	7.90	8.10
Ultimate cost trend rate	4.50	4.50	4.50
Year that the ultimate cost trend rate is reached	2028	2028	2021

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					At December 31, 2012
Dollars in thousands	2013	2014	2015	2016	2017	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$260,340
At variable interest rates	–	–	–	–	–	–	–
						$250,000	$260,340
Weighted-average interest rate

On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On variable rate debt	–	–	–	–	–

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2012. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2012, we had long-term debt outstanding of $250.0 million, all of which was at fixed rates.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 8 – Financial Statements and Supplementary Data – Note 18.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. During 2012, Euro functional currency operations generated approximately 25.3% of net sales and 24.2% of operating expenses and British Pound Sterling operations represented 7.5% of net sales and 7.6% of operating expenses.

Glatfelter 2012 Form 10-K        25

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2012, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2012, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P.H. Glatfelter Company and subsidiaries (the “Company”) as December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 7, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 7, 2013

Glatfelter 2012 Form 10-K        27

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P.H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 7, 2013

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
In thousands, except per share	2012	2011	2010
Net sales	$1,577,788	$1,603,154	$1,455,331
Energy and related sales, net	7,000	9,344	10,653
Total revenues	1,584,788	1,612,498	1,465,984
Costs of products sold	1,371,139	1,406,305	1,279,737
Gross profit	213,649	206,193	186,247
Selling, general and administrative expenses	121,590	124,871	122,111
Gains on dispositions of plant, equipment and timberlands, net	(9,815)	(3,950)	(453)
Operating income	101,874	85,272	64,589
Non-operating income (expense)
Interest expense	(18,694)	(31,794)	(25,547)
Interest income	460	666	808
Other, net	(4,699)	(3,299)	(6,321)
Total other income (expense)	(22,933)	(34,427)	(31,060)
Income before income taxes	78,941	50,845	33,529
Income tax provision (benefit)	19,562	8,151	(20,905)
Net income	$59,379	$42,694	$54,434

Earnings per share
Basic	$1.39	$0.94	$1.19
Diluted	1.36	0.93	1.17

Weighted average shares outstanding
Basic	42,851	45,228	45,922
Diluted	43,672	45,794	46,374

The accompanying notes are an integral part of these consolidated financial statements.

Glatfelter 2012 Form 10-K        29

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
In thousands	2012	2011	2010
Net income	$59,379	$42,694	$54,434
Foreign currency translation adjustments	11,358	(10,160)	(17,227)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $638, $(464) and $0, respectively	(1,609)	1,185	–
Unrecognized retirement obligations, net of taxes of $3,914, $22,672, and $(9,905), respectively	(6,974)	(36,519)	15,865
Other comprehensive income (loss)	2,775	(45,494)	(1,362)
Comprehensive income (loss)	$62,154	$(2,800)	$53,072

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2012	2011
Assets
Cash and cash equivalents	$97,679	$38,277
Accounts receivable (less allowance for doubtful accounts: 2012 – $2,858; 2011 – $2,861)	139,904	135,412
Inventories	222,366	206,707
Prepaid expenses and other current assets	58,909	42,017
Total current assets	518,858	422,413
Plant, equipment and timberlands, net	621,186	601,950
Other assets	102,941	112,562
Total assets	$1,242,985	$1,136,925

Liabilities and Shareholders’ Equity
Accounts payable	$133,389	$109,490
Dividends payable	3,905	3,902
Environmental liabilities	125	250
Other current liabilities	113,489	97,598
Total current liabilities	250,908	211,240
Long-term debt	250,000	227,000
Deferred income taxes	62,046	69,791
Other long-term liabilities	140,352	138,490
Total liabilities	703,306	646,521

Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $0.01 par value; authorized – 120,000,000 shares; issued – 54,361,980 shares (including shares in treasury: 2012 – 11,578,028; 2011 – 11,711,536)	544	544
Capital in excess of par value	52,492	51,477
Retained earnings	819,593	775,825
Accumulated other comprehensive loss	(163,966)	(166,741)
	708,663	661,105
Less cost of common stock in treasury	(168,984)	(170,701)
Total shareholders’ equity	539,679	490,404
Total liabilities and shareholders’ equity	$1,242,985	$1,136,925

The accompanying notes are an integral part of these consolidated financial statements.

Glatfelter 2012 Form 10-K        31

P.H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
In thousands	2012	2011	2010
Operating activities
Net income	$59,379	$42,694	$54,434
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	69,500	69,313	65,839
Amortization of debt issue costs and original issue discount	3,177	8,838	2,758
Pension expense, net of unfunded benefits paid	10,427	2,127	8,637
Deferred income tax provision (benefit)	(2,209)	333	(16,815)
Gains on dispositions of plant, equipment and timberlands, net	(9,815)	(3,950)	(453)
Share-based compensation	6,520	5,762	5,767
Change in operating assets and liabilities
Accounts receivable	(3,379)	3,771	(598)
Inventories	(12,615)	(7,280)	(7,592)
Prepaid and other current assets	(14,952)	2,115	(13,318)
Accounts payable	6,953	13,606	21,064
Environmental matters	(151)	(57)	(29)
Accruals and other current liabilities	15,134	(2,516)	(1,490)
Cellulosic biofuel and alternative fuel mixture credits	(6,728)	17,833	54,880
Other	(8,395)	(12,282)	(5,079)
Net cash provided by operating activities	112,846	140,307	168,005
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(58,752)	(64,491)	(36,491)
Proceeds from disposals of plant, equipment and timberlands, net	10,272	4,491	564
Proceeds from timberland installment sale note receivable	–	43,170	–
Acquisitions, net of cash acquired	–	–	(228,290)
Other	(225)	–	–
Net cash used by investing activities	(48,705)	(16,830)	(264,217)
Financing activities
Proceeds from note offerings	250,000	–	95,000
Repayments of note offerings	(205,131)	(103,563)	–
Net borrowings under (repayments of) revolving credit facility	(27,000)	27,000	–
Payments of note offering costs	(4,748)	(1,672)	(5,340)
Repayment of term loans	–	(36,695)	(14,000)
Net repayments of other short term debt	–	(798)	(3,208)
Repurchases of common stock	(5,675)	(48,033)	–
Payments of dividends	(15,608)	(16,611)	(16,746)
Proceeds from stock options exercised and other	2,673	232	3,975
Net cash (used) provided by financing activities	(5,489)	(180,140)	59,681
Effect of exchange rate changes on cash	750	(848)	(3,101)
Net increase (decrease) in cash and cash equivalents	59,402	(57,511)	(39,632)
Cash and cash equivalents at the beginning of period	38,277	95,788	135,420
Cash and cash equivalents at the end of period	$97,679	$38,277	$95,788

Supplemental cash flow information
Cash paid (received) for:
Interest, net of amounts capitalized	$14,400	$24,191	$23,193
Income taxes, net	44,657	(8,344)	(40,265)

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2010	$544	$46,746	$711,765	$(119,885)	$(128,466)	$510,704
Net income			54,434			54,434
Other comprehensive loss				(1,362)		(1,362)

Comprehensive income						53,072
Tax effect on employee stock options exercised		(50)				(50)
Cash dividends declared ($0.36 per share)			(16,746)			(16,746)
Share-based compensation expense		3,962				3,962
Delivery of treasury shares
RSUs		(2,152)			1,662	(490)
401 (k) plans		(318)			1,960	1,642
Director compensation		(16)			179	163
Employee stock options exercised – net		(27)			212	185

Balance at December 31, 2010	544	48,145	749,453	(121,247)	(124,453)	552,442

Net income			42,694			42,694
Other comprehensive income				(45,494)		(45,494)

Comprehensive loss						(2,800)
Tax effect on employee stock options exercised		90				90
Cash dividends declared ($0.36 per share)			(16,322)			(16,322)
Share-based compensation expense		3,633				3,633
Repurchase of common shares					(48,904)	(48,904)
Delivery of treasury shares
RSUs		(215)			215	–
401 (k) plans		(141)			2,108	1,967
Director compensation		(13)			177	164
Employee stock options exercised – net		(22)			156	134

Balance at December 31, 2011	544	51,477	775,825	(166,741)	(170,701)	490,404

Net income			59,379			59,379
Other comprehensive income				2,775		2,775

Comprehensive income						62,154
Tax effect on employee stock options exercised		631				631
Cash dividends declared ($0.36 per share)			(15,611)			(15,611)
Share-based compensation expense		3,970				3,970
Repurchase of common shares					(5,675)	(5,675)
Delivery of treasury shares
RSUs		(1,433)			1,096	(337)
401 (k) plans		234			2,212	2,446
Employee stock options exercised – net		(2,387)			4,084	1,697

Balance at December 31, 2012	$544	$52,492	$819,593	$(163,966)	$(168,984)	$539,679

The accompanying notes are an integral part of the consolidated financial statements.

Glatfelter 2012 Form 10-K        33

P. H. GLATFELTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gatineau, Quebec, Canada; Lydney, England; Caerphilly, Wales; Gernsbach and Falkenhagen, Germany; Scaër, France; and the Philippines. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents, or directly to customers.

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

Valuation of Long-lived Assets, Intangible Assets and Goodwill    We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, the asset’s fair value is estimated and an impairment loss is recognized for any deficiencies. Goodwill is reviewed, on a discounted cash flow basis, during the third quarter of each year for impairment or more frequently if impairment indicators are present. Impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities.

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

Glatfelter 2012 Form 10-K        35

Cash Flow Hedges    The effective portion of the gain or loss on those derivative instruments designated and qualifying as a hedge of the exposure to variability in expected future cash flows related to forecasted transactions is deferred and reported as a component of accumulated other comprehensive income (loss). Deferred gains or losses are reclassified to our results of operations at the time the hedged forecasted transaction is recorded in our results of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally – forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income.” This ASU is designed to improve the comparability and transparency of other comprehensive income components. The guidance provides an option to present total comprehensive income, the components of net income and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements. This ASU eliminates the option to present other comprehensive income components as part of the statement of changes in shareholders’ equity. We have adopted this standard by presenting a separate consecutive statement of comprehensive income.

In February 2013, the FASB issued ASU 2013-02 –”Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” which will require new disclosures about items reclassified out of accumulated other comprehensive income. The new standard is required to be adopted in fiscal years, and interim periods within those years, beginning after December 15, 2012. This standard is not expected to have a material impact on us.

In September 2011, the FASB updated FASB ASC 350, Intangibles – Goodwill and Other to provide an entity the option, when evaluating goodwill and other assets for possible impairment, to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after completing this assessment, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We adopted this standard in the third quarter of 2012 and it did not have a material impact on us. This update became effective for us beginning January 1, 2012.

3.	ACQUISITIONS

On February 12, 2010, we completed the acquisition of all the issued and outstanding stock of Concert Industries Corp. (“Concert”), a manufacturer of highly absorbent cellulose based airlaid non-woven materials, for cash totaling $231.1 million based on the currency exchange rates on the closing date, and net of post-closing working capital adjustments. Concert had operations located in Gatineau, Quebec, Canada and Falkenhagen, Brandenburg, Germany.

The following summarizes the final purchase price allocation:

In thousands
Assets
Cash	$2,792
Accounts receivable	24,120
Inventory	28,034
Prepaid and other current assets	4,625
Plant, equipment and timberlands	186,354
Intangible assets	5,040
Deferred tax assets and other assets	14,908
Total	265,873
Liabilities
Accounts payable and accrued expenses	25,933
Deferred tax liabilities	5,336
Other long term liabilities	3,522
Total	34,791
Total purchase price	$231,082

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

Our results of operations for 2010 include the results of Concert prospectively from the February 12, 2010 date of acquisition. All such results are reported herein as the Advanced Airlaid Materials business unit, a new reportable segment. Revenue and operating income of this operation included in our consolidated statements of income totaled $246.3 million and $18.0 million, respectively, in 2012, $252.0 million and $13.4 million, respectively, in 2011 and $193.5 million and $4.4 million, respectively, in 2010.

The unaudited pro forma results for 2010 include the amortization associated with the acquired intangible assets and interest expense associated with debt used to fund the acquisition, as well as fair value adjustments for plant, equipment and timberlands. To better reflect the combined operating results, material non-recurring charges directly attributable to the acquisition have been excluded. The unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved.

In thousands, except per share	Year ended December 31 2010
Pro forma
Net sales	$1,480,980
Net income	69,116
Diluted earnings per share	1.49

4.	ENERGY AND RELATED SALES, NET

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

The following table summarizes this activity for each of the past three years:

In thousands	2012	2011	2010
Energy sales	$5,284	$10,992	$14,296
Costs to produce	(4,187)	(9,319)	(10,403)
Net energy sales	1,097	1,673	3,893
Renewable energy credits	5,903	7,671	6,760
Total energy and related sales, net	$7,000	$9,344	$10,653

Glatfelter 2012 Form 10-K        37

5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2012, 2011 and 2010, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2012
Timberlands	4,830	$9,494	$9,203
Other	n/a	778	612
Total		$10,272	$9,815
2011
Timberlands	942	$3,821	$3,590
Other	n/a	670	360
Total		$4,491	$3,950
2010
Timberlands	164	$387	$373
Other	n/a	177	80
		$564	$453

6.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Year ended Decmber 31,
In thousands, except per share	2012	2011	2010
Net income	$59,379	$42,694	$54,434
Weighted average common shares outstanding used in basic EPS	42,851	45,228	45,922
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	821	566	452
Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,672	45,794	46,374
Earnings per share
Basic	$1.39	$0.94	$1.19
Diluted	1.36	0.93	1.17

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended Decmber 31,
in thousands	2012	2011	2010
Potential common shares	8	891	1,405

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision/(benefit) for income taxes from operations consisted of the following:

	Year Ended December 31
In thousands	2012	2011	2010
Current taxes
Federal	$8,869	$6,943	$(8,238)
State	3,386	(1,762)	(392)
Foreign	9,516	2,637	4,540
	21,771	7,818	(4,090)
Deferred taxes and other
Federal	(5,456)	(3,908)	(17,530)
State	(920)	(286)	(131)
Foreign	4,167	4,527	846
	(2,209)	333	(16,815)
Income tax provision/(benefit)	$19,562	$8,151	$(20,905)

The amounts set forth above for total deferred taxes and other included a deferred tax benefit of $2.3 million, $1.5 million and $17.6 million in 2012, 2011 and 2010, respectively. Other taxes totaled an expense of $0.1 million, $1.8 million, and $0.8 million in 2012, 2011 and 2010, respectively, associated with the deferred tax impact of uncertain tax positions.

The following are the domestic and foreign components of pretax income from operations:

	Year Ended December 31
In thousands	2012	2011	2010
United States	$24,525	$(991)	$2,384
Foreign	54,416	51,836	31,145
Total pretax income	$78,941	$50,845	$33,529

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision/(benefit) is as follows:

	Year Ended December 31
	2012	2011	2010
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	1.3	0.7	1.4
Foreign income tax rate differential	(3.9)	(6.8)	(4.9)
Change in statutory tax rates	(0.8)	0.9	1.5
Tax credits	(0.5)	(2.0)	(7.8)
Change in unrecognized tax benefits, net	0.4	(11.6)	(12.4)
Cellulosic biofuel credit, net of incremental state tax and manufacturing deduction benefit	(6.1)	–	(69.3)
Adjustment for prior year estimates	–	–	(6.8)
Valuation allowance	–	3.2	–
Other	(0.6)	(3.4)	1.0
Provision/(benefit) for income taxes	24.8%	16.0%	(62.3)%

The sources of deferred income taxes were as follows at December 31:

	2012		2011
In thousands	Current Asset (Liability)	Non current Asset (Liability)	Current Asset (Liability)	Non current Asset (Liability)
Reserves	$6,871	$8,095	$5,908	$10,595
Compensation	3,332	5,034	3,481	5,064
Post-retirement benefits	1,285	22,642	1,325	18,467
Property	–	(92,144)	–	(96,798)
Pension	508	(14,681)	342	(18,190)
Inventories	1,447	–	125	–
Other	204	975	(246)	1,985
Tax carryforwards	5,218	43,409	3,313	47,294
Subtotal	18,865	(26,670)	14,248	(31,583)
Valuation allowance	(3,233)	(27,266)	(1,586)	(25,946)
Total	$15,632	$(53,936)	$12,662	$(57,529)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2012	2011
Prepaid expenses and other current assets	$16,319	$12,662
Other long term assets	8,110	12,262
Other current liabilities	687	–
Deferred income taxes	62,046	69,791

At December 31, 2012 we had state and foreign tax net operating loss (“NOL”) carryforwards of $68.7 million and $247.9 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2014 and 2031; certain foreign NOL carryforwards expire between 2013 and 2032.

In addition, we had federal foreign tax credit carryforwards of $0.3 million, which expire in 2013, various state tax credit carryforwards totaling $0.4 million, which expire between 2014 and 2027, and foreign investment tax credits of $3.8 million which expire between 2019 and 2032.

We have established a valuation allowance of $30.5 million against the net deferred tax assets, primarily due to the uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain deferred foreign tax credits.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $0.4 million, $1.0 million and $2.6 million in 2012, 2011 and 2010, respectively, related to research and development credits and the fuels tax credits.

At December 31, 2012 and 2011, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $236.3 million and $197.4 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2012 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements. The determination of additional taxes that have not been provided is not practicable.

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

In 2012, we made the decision to convert a portion of the previously utilized refundable alternative fuel mixture credit, which was equal to $0.50 per gallon, to the non refundable CBPC. The conversion to the CBPC resulted in a net benefit for income taxes in 2012 of $4.0 million. During 2012, we amended our 2009 federal income tax return to claim the credit and this required us to return to the Internal Revenue Service $14.1 million, net of credits used to reduce estimated tax payments. We believe the credits are fully recognizable based on the Company’s projections and economic analysis performed. Our ability to convert additional credits expires March 15, 2013.

As of December 31, 2012, 2011 and 2010, we had $30.4 million, $29.7 million and $38.7 million of gross unrecognized tax benefits, respectively. As of December 31, 2012, if such benefits were to be recognized, approximately $30.4 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

Glatfelter 2012 Form 10-K        39

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2012	2011	2010
Balance at January 1	$29.7	$38.7	$40.1
Increases in tax positions for prior years	1.4	0. 8	1.6
Decreases in tax positions for prior years	(1.0)	(7.5)	(1.8)
Acquisition related:
Purchase Accounting	–	–	3.2
Decrease for prior years(1)	–	–	(2.2)
Increases in tax positions for current year	1.9	1.1	1.9
Settlements	(0.4)	(0.1)	–
Lapse in statutes of limitation	(1.2)	(3.3)	(4.1)
Balance at December 31	$30.4	$29.7	$38.7

(1)	in connection with acquisition accounting for the Concert transaction, we recorded a $2.2 million reserve for an uncertain tax position and at the same time recorded a receivable from the seller due to an indemnification agreement. Prior to the end of 2010, a tax ruling was issued that eliminated this tax risk resulting in the elimination of both items.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2009 – 2012	N/A
State	2008 – 2012	2004, 2006, 2008, 2009
Canada (1)	2010 – 2012	2007 – 2011
Germany (1)	2007, 2010 – 2012	2008 – 2010
France	2010 – 2012	N/A
United Kingdom	2009 – 2012	N/A
Philippines	2011 – 2012	2010

(1)	includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $17.9 million. Substantially all of this range relates to tax positions taken in the U.S., the U.K. and in Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. We recorded a benefit of $0.3 million during 2012, and in total, as of December 31, 2012, had recognized a liability for interest of $1.4 million. During 2011, we recorded a benefit of $2.1 million, and in total, as of December 31, 2011 had recognized a liability for interest of $1.7 million. During 2010, we accrued minimal interest expense and had recognized a liability for interest of $3.8 million at December 31, 2010. We did not record any penalties associated with uncertain tax positions during 2012, 2011 or 2010.

8.	STOCK-BASED COMPENSATION

On April 29, 2009, our shareholders approved the P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) authorizing, among other things, the issuance of up to 5,500,000 shares of Glatfelter common stock to eligible participants. The LTIP provides for the issuance of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2012, there were 1,708,079 shares of common stock available for future issuance under the LTIP.

Since the approval of the LTIP, we have issued to eligible participants restricted stock units, performance share awards and stock only stock appreciation rights (“SOSARs”).

Restricted Stock Units (“RSUs”) and Performance Share Awards (“PSAs”)    Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is based solely on the passage of time, generally on a graded scale over a three, four, and five-year period. PSAs were first issued in March 2011 to members of senior management and cliff vest December 31, 2013, assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock.

The following table summarizes RSU and PSA activity during the past three years:

Units	2012	2011	2010
Balance January 1,	788,088	579,801	564,037
Granted	209,021	251,031	203,889
Forfeited	(52,800)	(28,254)	(37,368)
Shares delivered	(96,630)	(14,490)	(150,757)
Balance December 31,	847,679	788,088	579,801

Dollars in thousands
Compensation expense	$2,576	$2,069	$1,708

The amount granted in 2012 and 2011 includes 161,083 and 98,187 PSAs, respectively, exclusive of reinvested dividends. The weighted average grant fair value per unit for awards in 2012, 2011 and 2010 was $15.49, $12.47, and $13.24, respectively. As of December 31, 2012, unrecognized compensation expense for outstanding RSUs and PSAs totaled $4.0 million. The weighted average remaining period over which the expense will be recognized is 2.2 years.

Stock Only Stock Appreciation Rights    The following table sets forth information related to outstanding SOSARS:

	2012		2011		2010
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,298,288	$12.35	2,061,877	$12.28	1,762,020	$11.84
Granted	364,114	15.58	345,290	12.56	470,520	13.77
Exercised	(500,074)	12.06	–	–	–	–
Canceled / forfeited	(40,874)	14.31	(108,879)	11.82	(170,663)	11.81
Outstanding at December 31,	2,121,454	12.93	2,298,288	12.35	2,061,877	12.28
Exercisable at December 31,	1,469,537	12.30	1,554,852	12.45	1,135,281	12.78
Vested and expected to vest	2,055,599		2,076,341		2,059,524

SOSAR Grants
Weighted average grant date fair value per share	$4.94		$4.09		$4.65
Aggregate grant date fair value (in thousands)	$1,797		$1,412		$2,179
Black-Scholes assumptions
Dividend yield	2.31%		2.87%		2.61%
Risk free rate of return	1.02%		2.55%		2.48%
Volatility	41.48%		41.91%		42.34%
Expected life	6 yrs		6 yrs		6 yrs
Compensation expense (in thousands)	$1,448		$1,564		$2,254

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period. As of December 31, 2012, the intrinsic value of SOSARs vested and expected to vest totaled $9.4 million. The remaining weighted average contractual life of outstanding SOSARs was 6.7 years as of December 31, 2012.

Our LTIP also permits the issuance of nonqualified stock options; however, we have not issued any options since 2004. As of December 31, 2012, 22,500 stock options were outstanding with a weighted average exercise price of $11.29 per share. All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant. The exercise price represents the quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant. As of December 31, 2012, the intrinsic value of outstanding stock options totaled $0.1 million.

Glatfelter 2012 Form 10-K        41

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

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

We also provide certain health care benefits to eligible U.S.-based retired employees and exclude all salaried employees hired after January 1, 2008. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to certain retirees over age 65 to help defray the costs of Medicare. Claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2012	2011	2012	2011
Change in Benefit Obligation
Balance at beginning of year	$470.2	$434.3	$56.8	$58.5
Service cost	11.3	10.3	2.8	2.9
Interest cost	23.0	24.2	2.4	2.8
Plan amendments	5.5	2.0	–	–
Participant contributions	–	–	1.4	1.7
Actuarial (gain)/loss	46.7	33.8	4.2	(4.4)
Benefits paid	(28.3)	(34.4)	(4.6)	(4.7)
Balance at end of year	$528.4	$470.2	$63.0	$56.8
Change in Plan Assets
Fair value of plan assets at beginning of year	$498.2	$526.4	$5.3	$6.2
Actual (loss) return on plan assets	68.1	(2.6)	0.6	–
Total contributions	1.8	8.8	4.6	3.8
Benefits paid	(28.3)	(34.4)	(4.6)	(4.7)
Intra plan transfers	5.9	–	(5.9)	–
Fair value of plan assets at end of year	545.7	498.2	–	5.3
Funded status at end of year	$17.3	$28.0	$(63.0)	$(51.5)

The amount set forth for intra plan transfers represents assets contributed to the pension plan from a post-retirement medical plan sub-account previously established pursuant to Section 420 of the Internal Revenue Code. Benefits due under the post-retirement medical plan continue to be paid for by us.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2012	2011	2012	2011
Other long-term assets	$53.7	$59.8	$–	$–
Current liabilities	(2.0)	(1.8)	(4.2)	(3.4)
Other long-term liabilities	(34.4)	(30.0)	(58.8)	(48.1)
Net amount recognized	$17.3	$28.0	$(63.0)	$(51.5)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2012	2011	2012	2011
Prior service cost/(credit)	$17.9	$14.9	$(1.9)	($2.8)
Net actuarial loss	237.6	234.0	12.6	9.2

The accumulated benefit obligation for all defined benefit pension plans was $507.4 million and $451.7 million at December 31, 2012 and 2011, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Discount rate – benefit obligation	4.28%	5.09%	3.58%	4.45%
Future compensation growth rate	4.00	4.00	–	–

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates ranged from 3.50% to 4.51% for pension plans and ranged from 3.02% to 3.69% for other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2012	2011
Projected benefit obligation	$36.4	$31.8
Accumulated benefit obligation	32.0	27.9
Fair value of plan assets	–	–

Net periodic benefit cost (income) includes the following components:

	Year Ended December 31
In millions	2012	2011	2010
Pension Benefits
Service cost	$11.3	$10.3	$9.5
Interest cost	23.0	24.2	23.9
Expected return on plan assets	(42.2)	(42.0)	(40.3)
Amortization of prior service cost	2.5	2.6	2.5
Amortization of actuarial loss	17.0	13.3	13.6
One-time settlement charge	–	2.0	–

Total net periodic benefit cost	$11.6	$10.4	$9.2

Other Benefits
Service cost	$2.8	$2.9	$2.9
Interest cost	2.4	2.8	3.4
Expected return on plan assets	(0.5)	(0.5)	(0.5)
Amortization of prior service cost/(credit)	(0.9)	(1.2)	(1.2)
Amortization of actuarial loss	0.7	0.9	1.5

Total net periodic benefit cost	$4.5	$4.9	$6.1

In connection with the December 31, 2010 retirement of our former chief executive officer and the lump-sum distribution in July 2011 of accrued pension benefits due to him, we recorded a $2.0 million one-time pension settlement charge in 2011.

The prior service cost and actuarial net (gain) loss for our defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into our results of operations as a component of net periodic benefit cost over the next fiscal year are $3.1 million and $21.3 million, respectively. The comparable amounts of expected amortization for other benefit plans are a credit of $0.5 million and expense of $0.8 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2012	2011
Pension Benefits
Actuarial loss	$20.6	$76.5
Prior service cost	5.5	2.1
Amortization of prior service cost	(2.5)	(2.6)
Amortization of actuarial losses	(17.0)	(13.3)

Total recognized in other comprehensive loss	6.6	62.7

Total recognized in net periodic benefit cost and other comprehensive loss	$18.2	$73.1

Other Benefits
Actuarial (gain) loss	$4.0	$(3.8)
Amortization of prior service cost	0.9	1.2
Amortization of actuarial losses	(0.7)	(0.9)

Total recognized in other comprehensive (income) loss	4.2	(3.5)

Total recognized in net periodic benefit cost and other comprehensive loss	$8.7	$1.4

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
	2012	2011	2010
Pension Benefits
Discount rate – benefit expense	5.09%	5.81%	6.10%
Future compensation growth rate	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50
Other Benefits
Discount rate – benefit expense	4.45%	5.12%	5.90%
Expected long-term rate of return on plan assets	8.50	8.50	8.50

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2012	2011
Health care cost trend rate assumed for next year	7.68%	7.90%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Year that the rate reaches the ultimate rate	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	Increase	Decrease
Effect on:
Post-retirement benefit obligation	$4.9	$4.4
Total of service and interest cost components	0.6	0.5

Plan Assets All pension plan assets in the U.S. are invested through a single master trust fund. The strategic asset allocation for this trust fund is selected by management, reflecting the results of comprehensive asset and liability modeling. The general principles guiding U.S. pension asset investment policies are those embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging our investment responsibilities for the exclusive benefit of plan participants and in accordance with the “prudent expert” standard and other ERISA rules and regulations. We establish strategic asset allocation percentage targets and appropriate benchmarks for significant asset classes with the aim of achieving a prudent balance between return and risk.

Investments and decisions will be made solely in the interest of the Plan’s participants and beneficiaries, and for

Glatfelter 2012 Form 10-K        43

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

ii.	setting targets for duration of fixed income securities, maintaining a certain level of credit quality, and limiting the amount of investment in a single security and in non-investment grade paper.

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

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	Fair Value Measurements at December 31, 2012
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$169.6	$169.6	$–	$–
Small and mid cap	65.7	65.7	–	–
Other	1.1	0.8	0.3	–
International equity	100.3	61.9	38.4	–
REIT	25.4	25.4	–	–
Fixed income	164.9	27.2	137.7	–
Cash and equivalents	18.7	–	18.7	–
Total	$545.7	$350.6	$195.1	$–

	Fair Value Measurements at December 31, 2011
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$164.5	$164.5	$–	$–
Small and mid cap	57.7	57.7	–	–
Other	0.6	0.5	0.1	–
International equity	79.7	48.3	31.4	–
REIT	26.4	26.4	–	–
Fixed income	157.3	83.4	73.9	–
Cash and equivalents	17.3	–	17.3	–
Total	$503.5	$380.8	$122.7	$–

Cash Flow    We were not required to make contributions to our qualified pension plan in 2012 nor do we expect to make any to this plan in 2013. Benefit payments expected to be made in 2013 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$2,014
Other benefit plans	4,238

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2013	$32,465	$4,238
2014	32,135	4,557
2015	32,179	4,574
2016	31,977	4,823
2017	31,986	5,104
2018 through 2022	156,439	26,328

Defined Contribution Plans We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock out of treasury. The expense associated with our 401(k) match was $1.7 million, $1.3 million and $1.0 million in 2012, 2011 and 2010, respectively.

10.	INVENTORIES

Inventories, net of reserves were as follows:

In thousands	2012	2011
Raw materials	$61,084	$57,547
In-process and finished	102,331	93,096
Supplies	58,951	56,064
Total	$222,366	$206,707

We value all of our U.S. inventories, excluding supplies, on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $22.4 million and $22.1 million higher than reported at December 31, 2012 and 2011, respectively. During 2011, we liquidated certain LIFO inventories, the effect of which did not have a significant impact on results of operations.

11.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2012	2011
Land and buildings	$194,541	$186,846
Machinery and equipment	1,158,245	1,102,709
Furniture, fixtures, and other	122,425	117,082
Accumulated depreciation	(915,777)	(850,255)
	559,434	556,382
Construction in progress	52,782	34,576
Asset retirement obligation, net	6,374	7,968
Timberlands, less depletion	2,596	3,024
Total	$621,186	$601,950

12.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets which are recorded in the caption “Other long-term assets” in the accompanying consolidated balance sheets:

	December 31
In thousands	2012	2011
Goodwill – Composite Fibers	$16,601	$16,161
Specialty Papers
Customer relationships	$6,155	$6,155
Composite Fibers
Technology and related	4,365	4,174
Customer relationships and related	1,872	1,790
Advanced Airlaid Materials
Technology and related	1,579	1,560
Customer relationships and related	3,300	3,238
Total intangibles	17,271	16,917
Accumulated amortization	(8,970)	(7,027)
Net intangibles	$8,301	$9,890

The change in goodwill was due to foreign currency translation adjustments. Other than non-amortizable goodwill, intangible assets are amortized on a straight-line basis. Customer relationships are amortized over periods ranging from 3 years to 14 years and technology and related intangible assets are amortized over periods ranging from 14 years to 20 years. The following table sets forth information pertaining to amortization of intangible assets:

In thousands	2012	2011
Aggregate amortization expense	$1,778	$1,858
Estimated amortization expense
2013	1,314
2014	1,314
2015	1,314
2016	852
2017	699

The remaining weighted average useful life of intangible assets was 8.2 years at December 31, 2012.

13.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2012	2011
Pension	$53,734	$59,821
Goodwill and intangibles	24,902	26,051
Other	24,305	26,690
Total	$102,941	$112,562

14.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2012	2011
Accrued payroll and benefits	$50,637	$48,654
Other accrued compensation and retirement benefits	8,977	6,253
Income taxes payable	2,656	3,543
Accrued rebates	11,330	10,839
Other accrued expenses	39,889	28,309
Total	$113,489	$97,598

15.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2012	2011
Revolving credit facility, due Nov. 2016	$–	$27,000
5.375% Notes, due Nov 2020	250,000	–
7.125% Notes, due May 2016	–	200,000
Total long-term debt	250,000	227,000
Less current portion	–	–
Long-term debt, net of current portion	$250,000	$227,000

On November 21, 2011, we entered into an amendment to our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $350

Glatfelter 2012 Form 10-K        45

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

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC (the “Guarantors”). The net proceeds from this offering totaled approximately $245.1 million, after deducting the commissions and other fees and expenses relating to the offering and were used to tender and call $200.0 million aggregate principal amount of our outstanding 7.125% notes due November 2016, plus the payment of the applicable redemption premium and accrued interest. We used the remaining net proceeds to repay amounts outstanding under our revolving credit facility and for general corporate purposes. Pursuant to the redemption provisions contained in the 7.125% Notes

Indenture, we redeemed all of the 7.125% Notes at 102.375% of par. The $4.8 million redemption premium is reported under the caption “other non-operating expenses – other-net” in the accompanying consolidated statements of income. The write-off of the related unamortized deferred financing fees totaled $1.9 million and is reported under the caption “Interest expense” in the accompanying consolidated statements of income.

Unamortized deferred debt issuance costs incurred in connection with the offering of the 5.375% Notes totaled $4.8 million and are reported under the caption “Other assets” in the accompanying consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the 5.375% Notes.

Interest on the 5.375% Notes will be payable semiannually in arrears on April 15 and October 15, commencing on April 15, 2013.

The 5.375% Notes are redeemable, in whole or in part, at anytime on or after October 15, 2016 at the redemption prices specified in the applicable Indenture. Prior to October 15, 2016, we may redeem some or all of the Notes at a “make-whole” premium as specified in the Indenture. These notes and the guarantees of the notes are senior obligations of the Company and the Guarantors, respectively, rank equally in right of payment with future senior indebtedness of the Company and the Guarantors and will mature on October 15, 2020.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2012, we met all of the requirements of our debt covenants.

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands
2013	$–
2014	–
2015	–
2016	–
2017	–
Thereafter	$250,000

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2012 and 2011, we had $5.2 million and $4.6 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

16.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to be completed over the next four years, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions, were accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period.

Following is a summary of the reserve for asset retirement obligations for the periods indicated:

In thousands	2012	2011
Balance at Jan. 1,	$9,679	$9,717
Upward revision	–	611
Accretion	458	550
Payments	(1,255)	(1,199)
Balance at Dec. 31,	$8,882	$9,679

At December 31, 2012 and 2011, $3.6 million and $1.5 million, respectively, is recorded in the accompanying consolidated balance sheets under the caption “Other current liabilities” and the balance is recorded under the caption “Other long-term liabilities.”

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2012		2011
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$260,340	$200,000	$204,000
Variable rate debt	–	–	27,000	27,000
Total	$250,000	$260,340	$227,000	$231,000

As of December 31, 2012, we had $250.0 million of 5.375% fixed rate debt, and as of December 31, 2011, we had $200.0 million of 7.125% fixed rate debt. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics (Level 2). The fair value of financial derivatives is set forth below in Footnote 18.

18.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases or other production costs with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheet and is subsequently reclassified into cost of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the

Glatfelter 2012 Form 10-K        47

change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying consolidated statement of income as non-operating income (expense) under the caption “Other-net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	2012	2011
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	27,003	22,730
U.S. dollar / Canadian dollar	12,369	11,019

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

In thousands	2012	2011
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	13,000	25,500
Euro / British Pound	4,000	–
Canadian dollar / U.S. dollar	2,000	–
U.S. dollar / Euro	2,000
Philippine peso / U.S. dollar	–	150,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

In thousands	2012	2011	2012	2011
Balance sheet caption	Prepaid and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$107	$1,520	$751	–
Not designated as hedging:
Forward foreign currency exchange contracts	$159	$338	$16	$15

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

In thousands	2012	2011	2010
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$2,183	$174	$–
Ineffective portion – other – net	311	165	–
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(696)	$(686)	$(1,047)

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2012	2011
Balance at Jan. 1	$1,649	$–
Deferred (loss) gains on cash flow hedges	(65)	1,823
Reclassified to earnings	(2,183)	(174)
Balance at Dec. 31	$(599)	$1,649

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

19.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2012	2011	2010
Shares outstanding at beginning of year	42,650	45,976	45,706
Shares repurchased	(374)	(3,505)	–
Treasury shares issued for:
Restricted stock awards	76	14	112
401(k) plan	152	143	132
Director compensation	–	12	12
Employee stock options exercised	280	10	14
Shares outstanding at end of year	42,784	42,650	45,976

20.	SHARE REPURCHASES

In May 2012, our Board of Directors authorized a new share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases through December 31, 2012, made under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)
Remaining authorization		$20,538

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

Contractual Commitments    The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2013	$4,928	$133,788
2014	3,373	40,595
2015	2,798	27,728
2016	2,329	1,039
2017	2,078	507
thereafter	5,595	–

Other contractual obligations primarily represent minimum purchase commitments under energy and pulp wood supply contracts and other purchase obligations.

At December 31, 2012, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $21.1 million and $203.7 million, respectively.

Fox River – Neenah, Wisconsin

Background    We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River, on which our former Neenah facility was located, and in the Bay of Green Bay Wisconsin (“Site”). The United States, the State of Wisconsin, and two Indian tribes (collectively, the “Governments”) seek to require (a) a cleanup of the Site (“response actions”), (b) reimbursement of cleanup costs (“response costs”), and (c) natural resource damages (“NRDs”). They claim that we, together with seven other entities that have been formally notified that they are potentially responsible parties (“PRPs”) under CERCLA for response costs or NRDs, are jointly and severally responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for those response actions, response costs, and NRDs, all of which may total in excess of $1 billion.

Glatfelter 2012 Form 10-K        49

The PRPs consist of us, Appleton Papers Inc. (“API”), CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation, U.S. Paper Mills Corp., and WTM I.

The Governments have identified manufacturing and recycling of NCR®-brand carbonless copy paper as the principal source of the PCBs in sediments at the Site. Our predecessor, the Bergstrom Paper Company, and later we operated a deinking paper mill in Neenah, Wisconsin, that received NCR®-brand carbonless copy paper in its furnish, and discharged PCBs to Little Lake Butte des Morts, an impoundment of the river at the upstream end of the Site.

The United States Environmental Protection Agency (“EPA”) has divided the lower Fox River and the Bay of Green Bay site into five “operable units”, including the most upstream (“OU1”) and four downstream reaches of the river and bay (“OU2-5”). OU1 extends from primarily Lake Winnebago to the dam at Appleton, and is comprised of Little Lake Butte des Morts. The Neenah Facility discharged its wastewater into this portion of this site.

We have resolved our liability for response actions and response costs associated with the permanent cleanup of Little Lake Butte des Morts through a consent decree, and amendments, entered in United States v. P.H. Glatfelter Co., No. 2:03-cv-949-LA (E.D. Wis.). Together with WTM I Company and with assistance from Menasha Corporation, we have completed that cleanup except for on-going operation and maintenance.

In November 2007, the United States Environmental Protection Agency (“EPA”) issued a unilateral administrative order for remedial action (“UAO”) to us and to seven other respondents directing us to implement the cleanup of the Site downstream of Little Lake Butte des Morts. Since that time, the district court has held that one of the respondents, Appleton Papers Inc., is not liable for this Site. In addition, the United States and the State of Wisconsin have entered into a settlement with another respondent, Georgia-Pacific LLP (“GP”), limiting GP’s responsibility to the downstream-most three miles of the river. Work has proceeded to implement the UAO, mostly funded by NCR and its indemnitors.

In January 2008, two of the UAO respondents, NCR Corporation and Appleton Papers Inc., brought two actions consolidated under the caption Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16-WCG (E.D. Wis.)(“Whiting”), that ultimately involved us and more than two dozen parties in litigation to allocate among the parties the responsibility for response actions, response costs, and NRDs for this Site. Most of the parties responsible for relatively small discharges of PCBs settled with the Governments, resolving their liability. As the result of a series of rulings on summary judgment and after trial, the Court has so far determined that (a) neither NCR nor Appleton Papers may pursue any other party for contribution, (b) NCR owes us and the other non-settling parties “full contribution” for any amounts we may have to pay on account of response actions or response costs downstream of Little Lake Butte des Morts or NRDs, and (c) NCR is not liable for response costs, response actions, or NRDs in Little Lake Butte des Morts. A single issue remains concerning set off of our insurance coverage litigation settlement proceeds against our recovery from NCR of $4.28 million in costs we incurred in the past. Upon resolution of that issue, we anticipate entry of a final judgment and appeals by NCR and others of those portions of the rulings with which those parties disagree. Until the Whiting Litigation judgment becomes final and is affirmed on appeal, all past and future costs or damages incurred by any person remain the subject of litigation against us.

In October 2010, the United States and the State of Wisconsin sued us and thirteen other defendants to recover an injunction requiring the UAO respondents to complete the response actions required by the UAO and all parties to reimburse past and future response costs incurred by the Governments as well as to pay NRDs. That case is captioned United States v. NCR Corp., No. 1:10-cv-910-WCG (E.D. Wis.) (“Government Action”). To date, litigation of the Government Action has been limited to the United States’ claim against the UAO respondents for a mandatory injunction to require implementation of the remaining work under the UAO, that is, completion of the remedy in the 33 miles of the river downstream of Little Lake Butte des Morts.

As the result of a series of summary judgment and other rulings, the district court in the Government Action has held that the remedy selected by the Governments and ordered to be implemented by the UAO may be enforced. The district court has further held that all the UAO respondents other than Appleton Papers are jointly and severally liable for the response actions called for by the UAO, unless any of them can establish the defense of divisibility or apportionment. We contend that discharges to Little Lake Butte des Morts did not cause the need for any of the clean up downstream, that the Site is therefore divisible, and that we are therefore not liable for the response actions the United States seeks.

The United States’ entitlement to injunctive relief, our defense of divisibility (which we share with the other parties responsible for discharges to Little Lake Butte des Morts), and NCR’s defense of apportionment were tried to the court in December 2012. Briefing is not yet complete, and the court has yet to rule. The grant or denial of an injunction will be immediately appealable. Other claims will remain to adjudicate after the court rules on the claim for an injunction.

Cost estimates.    Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that total past and future costs and NRDs at this site may exceed $1 billion and that $1.5 billion is a reasonable “outside estimate.” Much of that amount has already been incurred. As described below, some of that amount is NRDs. The parties implementing the response action under the UAO in the downstream part of the river estimate the future cost of work yet to be done at $360 million.

NRDs.    The Governments’ NRD assessment documents claimed that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. The Governments now claim that this range should be inflated to 2009 dollars and then certain unreimbursed past assessment costs should be added, so that the range of their claim would be $287 million to $423 million. We deny liability for most of these NRDs and believe that even if anyone is liable, that we are not jointly and severally liable for the full amount. Moreover, we believe that the Trustees may not legally pursue this claim at this late date, as the limitations period for NRD claims is three years from discovery.

Allocation and Divisibility.    We contend that we are not jointly and severally liable for costs or damages arising from the presence of PCBs downstream of Little Lake Butte des Morts. That issue was tried in December 2012. In addition, the district court has ruled that NCR would owe us full contribution for any response actions, response costs, or NRDs that we are ordered to do or to pay in the Government Action.

Reserves for the Site.    As of December 31, 2012, our reserve for our claimed liability at the Site, including our remediation and ongoing monitoring obligations in Little Lake Butte des Morts, our claimed liability for the remediation of the rest of the Site, our claimed liability for NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.4 million. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

Although we believe that amounts already funded by us and WTM I to implement the Little Lake Butte des Morts remedy are adequate and no payments have been required since January 2009, there can be no assurance that these amounts will in fact suffice. WTM I has filed a bankruptcy petition in the Bankruptcy Court in Richmond; accordingly, there can be no assurance that WTM I will be able to fulfill its obligation to pay half of any additional costs, if required.

We believe that we have strong defenses to liability for further remediation downstream of Little Lake Butte des Morts, including the existence of ample data that indicate that PCBs did not leave Little Lake Butte des Morts in concentrations that could have caused or contributed to the need for additional cleanup downstream. Others, including the EPA and other parties, disagree with us and, as a result, the EPA has issued a UAO to us and to others to perform the additional remedial work, and filed the Government Action seeking, in part, the same relief. NCR and Appleton Papers commenced the Whiting Litigation and joined us and others as defendants, but, to this point, have not prevailed.

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

In setting our reserve for the Site, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation, and assumed that we will not bear the entire cost of remediation or damages to the exclusion of other known parties at the Site, who are also potentially jointly and severally liable. The existence and ability of other parties to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on certain of the responsible parties and any known insurance, indemnity or cost sharing agreements between responsible parties and third

Glatfelter 2012 Form 10-K        51

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

Other Information.    The Governments have published studies estimating the amount of PCBs discharged by each identified potentially responsible party’s (“PRP’s”) facility to the lower Fox River and Green Bay. These reports estimate our Neenah mill’s share of the mass of PCBs discharged to be as high as 27%. We do not believe the discharge mass estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the PCB mass estimates contained in the studies are based on assumptions that are unsupported by existing data on the Site. We believe that the Neenah mill’s absolute and relative contribution of PCB mass is significantly lower than the estimates set forth in these studies.

In any event, based upon the rulings in the Whiting Litigation and the Government Action, we continue to believe that an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

In the 1990s, we entered into interim cost-sharing agreements with six of the other PRPs, which provided for those PRPs to share certain costs relating to scientific studies of PCBs discharged at the Site (“Interim Cost Sharing Agreements”). These Interim Cost Sharing Agreements do not establish the final allocation of remediation costs incurred at the Site. Based upon our evaluation of the rulings in the Whiting Litigation as well as the volume, nature and location of the various discharges of PCBs at the Site and the relationship of those discharges to identified contamination, we believe our allocable share of liability at the Site is less than our share of costs under the Interim Cost Sharing Agreements.

Range of Reasonably Possible Outcomes.    Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to official documents such as records of decision, discussions with the United States and other parties, as well as legal counsel and engineering consultants. Based on our analysis of the current records of decision and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our costs associated with the Fox River matter may exceed our cost estimates and the aggregate amounts accrued for the Fox River matter by amounts that are insignificant or that could range up to $275 million over an undeterminable period that could range beyond 10 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. The rulings in our favor in the Whiting Litigation, if sustained on appeal, suggest that outcomes in the upper end of the monetary range have become somewhat less likely, while adverse rulings on some issues in the Whiting Litigation and the Government Action and increases in cost estimates for some of the work may make an outcome in the upper end of the range more likely.

Summary.    Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. Should a court grant the United States or the State of Wisconsin relief that requires us either to perform directly or to contribute significant amounts towards remedial action downstream of Little Lake Butte des Morts or to NRDs, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

22.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the year ended December 31, 2012 In millions	Specialty Papers	Composite Fibers	Advanced Airlaid Materials	Other and Unallocated	Total
Net sales	$894.8	$436.7	$246.3	$–	$1,577.8
Energy and related sales, net	7.0	–	–	–	7.0
Total revenue	901.8	436.7	246.3	–	1,584.8
Cost of products sold	779.5	362.6	218.7	10.3	1,371.1
Gross profit	122.3	74.2	27.6	(10.4)	213.6
SG&A	55.0	38.1	9.6	18.9	121.6
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(9.8)	(9.8)
Total operating income (loss)	67.3	36.1	18.0	(19.5)	101.9
Non-operating expense	–	–	–	(22.9)	(22.9)
Income (loss) before income taxes	$67.3	$36.1	$18.0	$(42.4)	$78.9
Supplementary Data
Plant, equipment and timberlands, net	$247.9	$200.1	$172.9	$0.3	$621.2
Depreciation, depletion and amortization	37.4	23.5	8.7	–	69.5
Capital expenditures	23.1	31.4	3.9	0.3	58.8

For the year ended December 31, 2011 In millions	Specialty Papers	Composite Fibers	Advanced Airlaid Materials	Other and Unallocated	Total
Net sales	$875.1	$476.0	$252.0	$–	$1,603.2
Energy and related sales, net	9.3	–	–	–	9.3

Total revenue	884.4	476.0	252.0	–	1,612.5
Cost of products sold	775.7	395.7	227.7	7.2	1,406.3

Gross profit	108.7	80.3	24.3	(7.2)	206.2
SG&A	51.4	39.5	10.9	23.0	124.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(4.0)	(4.0)

Total operating income (loss)	57.3	40.8	13.4	(26.2)	85.3
Non-operating expense	–	–	–	(34.4)	(34.4)

Income (loss) before income taxes	$57.3	$40.8	$13.4	(60.7)	$50.8

Supplementary Data
Plant, equipment and timberlands, net	$250.2	$176.2	$175.6	$–	$602.0
Depreciation, depletion and amortization	36.0	24.8	8.5	–	69.3
Capital expenditures	31.4	22.5	10.6	–	64.5

For the year ended December 31, 2010 In millions	Specialty Papers	Composite Fibers	Advanced Airlaid Materials	Other and Unallocated	Total
Net sales	$842.6	$419.2	$193.5	$–	$1,455.3
Energy and related sales, net	10.7	–	–	–	10.7

Total revenue	853.3	419.2	193.5	–	1,466.0
Cost of products sold	740.2	350.5	181.7	7.4	1,279.7

Gross profit	113.1	68.7	11.8	(7.4)	186.2
SG&A	54.7	35.8	7.4	24.3	122.1
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(0.5)	(0.5)

Total operating income (loss)	58.4	32.9	4.4	(31.2)	64.6
Non-operating expense	–	–	–	(31.1)	(31.1)

Income (loss) before income taxes	$58.4	$32.9	$4.4	$(62.3)	$33.5

Supplementary Data
Plant, equipment and timberlands, net	$251.3	$181.6	$175.3	$–	$608.2
Depreciation, depletion and amortization	34.9	23.7	7.2	–	65.8
Capital expenditures	24.1	8.2	4.2	–	36.5

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Glatfelter 2012 Form 10-K        53

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

Management evaluates results of operations of the business units before pension income or expense, alternative fuel mixture credits, debt redemption costs, restructuring related charges, certain corporate level costs, and the effects of certain asset dispositions. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers for the direct mail market, shopping bags, and other converting applications; and

•	Engineered products for digital imaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2012	2011	2010
Carbonless & forms	$372,950	$368,582	$359,033
Book publishing	155,925	166,506	168,155
Envelope & converting	174,781	170,380	157,202
Engineered products	187,724	166,660	155,257
Other	3,397	2,950	2,967
Total	$894,777	$875,078	$842,614

Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage papers used for single-serve coffee and tea products and other applications;

•	Metallized products used in the labeling of beer bottles, packaging innerliners, gift wrap, self-adhesive labels and other consumer products applications;

•	Composite Laminates papers used in production of decorative laminates, furniture and flooring applications; and

•	Technical Specialties is a diverse line of paper products used in batteries, adhesive tapes and other highly engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2012	2011	2010
Food & beverage	$265,423	$284,748	$242,882
Metallized	87,720	95,276	88,753
Composite laminates	44,613	53,334	50,801
Technical specialties and other	38,984	42,671	36,781
Total	$436,740	$476,029	$419,217

On February 12, 2010, we acquired Concert Industries Corp., which we now operate as the Advanced Airlaid Materials business unit. This business unit is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture a diverse range of consumer and industrial products for growing global end-user markets. These products include:

•	feminine hygiene;

•	adult incontinence;

•	home care;

•	specialty wipes;

•	table top; and

•	food pads.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2012	2011	2010
Feminine hygiene	$197,792	$206,724	$157,660
Home care	14,527	15,308	13,691
Wipes	13,562	5,463	–
Adult incontinence	6,959	6,083	6,167
Other	13,442	18,469	15,981
Total	$246,282	$252,047	$193,499

No individual customer accounted for more than 10% of our consolidated net sales in 2012, 2011 or 2010. However, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in 2012, 2011 and 2010.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2012		2011		2010
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$952,195	$248,185	$933,357	$250,217	$880,089	$251,318
Germany	358,442	191,559	410,183	181,537	327,952	198,585
United Kingdom	119,092	59,131	122,218	57,634	128,598	55,672
Canada	106,702	83,796	88,018	86,079	75,195	80,177
Other	41,357	38,515	49,378	26,483	43,497	22,418
Total	$1,577,788	$621,186	$1,603,154	$601,950	$1,455,331	$608,170

Glatfelter 2012 Form 10-K        55

23.	GUARANTOR FINANCIAL STATEMENTS

Our 5.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture, dated as of October 3, 2012 among us, the Guarantors and U.S. Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our consolidating statements of income, including comprehensive income, and cash flows for the years ended December 31, 2012, 2011 and 2010 and our consolidating balance sheets as of December 31, 2012 and 2011. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statement of Income for the

year ended December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$894,777	$53,838	$683,022	$(53,849)	$1,577,788
Energy and related sales, net	7,000	–	–	–	7,000
Total revenues	901,777	53,838	683,022	(53,849)	1,584,788
Costs of products sold	794,364	49,061	581,544	(53,830)	1,371,139
Gross profit	107,413	4,777	101,478	(19)	213,649
Selling, general and administrative expenses	71,228	2,818	47,544	–	121,590
Gains on dispositions of plant, equipment and timberlands, net	(514)	(9,276)	(25)	–	(9,815)
Operating income	36,699	11,235	53,959	(19)	101,874
Other non-operating income (expense)
Interest expense	(18,689)	–	(5)	–	(18,694)
Interest income	(2,867)	6,831	(3,504)	–	460
Other, net	40,332	749	1,283	(47,063)	(4,699)
Total other non-operating income (expense)	18,776	7,580	(2,226)	(47,063)	(22,933)
Income (loss) before income taxes	55,475	18,815	51,733	(47,082)	78,941
Income tax provision
(benefit)	(3,904)	6,585	16,889	(8)	19,562
Net income (loss)	59,379	12,230	34,844	(47,074)	59,379
Other comprehensive income	2,775	3,243	3,920	(7,163)	2,775
Comprehensive income	$62,154	$15,473	$38,764	$(54,237)	$62,154

Condensed Consolidating Statement of Income for the

year ended December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$875,077	$50,837	$728,077	$(50,837)	$1,603,154
Energy and related sales, net	9,344	–	–	–	9,344
Total revenues	884,421	50,837	728,077	(50,837)	1,612,498
Costs of products sold	787,216	47,330	622,841	(51,082)	1,406,305
Gross profit	97,205	3,507	105,236	245	206,193
Selling, general and administrative expenses	70,632	2,681	51,558	–	124,871
Gains on dispositions of plant, equipment and timberlands, net	(348)	(3,590)	(12)	–	(3,950)
Operating income	26,921	4,416	53,690	245	85,272
Other non-operating income (expense)
Interest expense	(30,741)	–	(1,053)	–	(31,794)
Interest income	2,706	7,838	(5,578)	(4,300)	666
Other, net	41,954	467	1,447	(47,167)	(3,299)
Total other non-operating income (expense)	13,919	8,305	(5,184)	(51,467)	(34,427)
Income (loss) before income taxes	40,840	12,721	48,506	(51,222)	50,845
Income tax provision (benefit)	(1,854)	2,161	9,369	(1,525)	8,151
Net income (loss)	42,694	10,560	39,137	(49,697)	42,694
Other comprehensive income	(45,494)	(3,350)	(5,276)	8,626	(45,494)
Comprehensive income	$(2,800)	$7,210	$33,861	$(41,071)	$(2,800)

Condensed Consolidating Statement of Income for the

year ended December 31, 2010

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$842,615	$49,919	$612,716	$(49,919)	$1,455,331
Energy and related sales – net	10,653	–	–	–	10,653
Total revenues	853,268	49,919	612,716	(49,919)	1,465,984
Costs of products sold	753,562	43,468	532,454	(49,747)	1,279,737
Gross profit	99,706	6,451	80,262	(172)	186,247
Selling, general and administrative expenses	73,802	2,287	46,022	–	122,111
Gains on dispositions of plant, equipment and timberlands, net	(123)	(373)	43	–	(453)
Operating income	26,027	4,537	34,197	(172)	64,589
Other non-operating income (expense)
Interest expense	(24,306)	–	(1,241)	–	(25,547)
Interest income	(657)	7,445	(4,665)	(1,315)	808
Other, net	24,428	(1,218)	330	(29,861)	(6,321)
Total other non-operating income (expense)	(535)	6,227	(5,576)	(31,176)	(31,060)
Income (loss) before income taxes	25,492	10,764	28,621	(31,348)	33,529
Income tax provision (benefit)	(28,942)	2,463	6,142	(568)	(20,905)
Net income (loss)	54,434	8,301	22,479	(30,708)	54,434
Other comprehensive income	(1,362)	(6,875)	(15,406)	22,281	(1,362)
Comprehensive income	$53,072	$1,426	$7,073	$(8,499)	$53,072

Glatfelter 2012 Form 10-K        57

Condensed Consolidating Balance Sheet as of December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$43,748	$4,311	$49,620	$–	$97,679
Other current assets	204,961	387,627	214,568	(385,977)	421,179
Plant, equipment and timberlands, net	241,969	6,204	373,013	–	621,186
Other assets	787,348	160,741	45,133	(890,281)	102,941
Total assets	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities	$337,761	$6,041	$291,547	$(384,441)	$250,908
Long-term debt	250,000	–	–	–	250,000
Deferred income taxes	34,604	3,691	40,972	(17,221)	62,046
Other long-term liabilities	115,982	10,602	11,093	2,675	140,352
Total liabilities	738,347	20,334	343,612	(398,987)	703,306
Shareholders’ equity	539,679	538,549	338,722	(877,271)	539,679
Total liabilities and shareholders’ equity	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

Condensed Consolidating Balance Sheet as of December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$3,007	$2,894	$32,376	$–	$38,277
Other current assets	203,173	378,519	223,494	(421,050)	384,136
Plant, equipment and timberlands, net	243,554	6,648	351,748	–	601,950
Other assets	736,733	175,945	48,610	(848,726)	112,562
Total assets	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Liabilities and Shareholders’ Equity
Current liabilities	$310,814	$31,328	$293,283	$(424,185)	$211,240
Long-term debt	227,000	–	–	–	227,000
Deferred income taxes	42,252	4,079	39,511	(16,051)	69,791
Other long-term liabilities	115,997	10,059	9,415	3,019	138,490
Total liabilities	696,063	45,466	342,209	(437,217)	646,521
Shareholders’ equity	490,404	518,540	314,019	(832,559)	490,404
Total liabilities and shareholders’ equity	$1,186,467	$564,006	$656,228	$(1,269,776)	$1,136,925

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$26,385	$5,360	$81,101	$–	$112,846
Investing activities
Expenditures for plant, equipment and timberlands	(23,064)	(399)	(35,289)	–	(58,752)
Proceeds from disposal plant, equipment and timberlands, net	662	9,574	36	–	10,272
Repayments from (advances of) intercompany loans, net and other	14,597	(4,518)	(514)	(9,565)	–
Other	(225)	–	–	–	(225)
Total investing activities	(8,030)	4,657	(35,767)	(9,565)	(48,705)
Financing activities
Net proceeds from indebtedness	17,869	–	–	–	17,869
Payments of note offering costs	(4,748)	–	–	–	(4,748)
Payment of dividends to shareholders	(15,608)	–	–	–	(15,608)
Repurchases of common stock	(5,675)	–	–	–	(5,675)
(Repayments) borrowings of intercompany loans, net	27,875	(8,600)	(28,840)	9,565	–
Proceeds from stock options exercised and other	2,673	–	–	–	2,673
Total financing activities	22,386	(8,600)	(28,840)	9,565	(5,489)
Effect of exchange rate on cash	–	–	750	–	750
Net increase in cash	40,741	1,417	17,244	–	59,402
Cash at the beginning of period	3,007	2,894	32,376	–	38,277
Cash at the end of period	$43,748	$4,311	$49,620	$–	$97,679

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$75,787	$1,705	$67,115	$(4,300)	$140,307
Investing activities
Expenditures for plant, equipment and timberlands	(31,239)	(124)	(33,128)	–	(64,491)
Proceeds from disposal plant, equipment and timberlands, net	627	3,821	43	–	4,491
Proceeds from installment note receivable	–	–	43,170	–	43,170
Repayments from (advances of) intercompany loans, net	(11,924)	(6,974)	(7,600)	26,498	–
Intecompany capital contributed	–	(16,000)	–	16,000	–
Total investing activities	(42,536)	(19,277)	2,485	42,498	(16,830)
Financing activities
Net (repayments of) proceeds from indebtedness	(76,563)	–	(37,493)	–	(114,056)
Payments of note offering costs	(1,672)	–	–	–	(1,672)
Payment of dividends to shareholders	(16,611)	–	–	–	(16,611)
Repurchases of common stock	(48,033)	–	–	–	(48,033)
(Repayments) borrowings of intercompany loans, net	50,450	24,675	(48,627)	(26,498)	–
Intercompany capital received	–	–	16,000	(16,000)	–
Payment of inter-company dividend	–	(4,300)	–	4,300	–
Proceeds from stock options exercised and other	232	–	–	–	232
Total financing activities	(92,197)	20,375	(70,120)	(38,198)	(180,140)
Effect of exchange rate on cash	–	–	(848)	–	(848)
Net increase (decrease) in cash	(58,946)	2,803	(1,368)	–	(57,511)
Cash at the beginning of period	61,953	91	33,744	–	95,788
Cash at the end of period	$3,007	$2,894	$32,376	$–	$38,277

Glatfelter 2012 Form 10-K        59

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2010

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$137,406	$(12,077)	$43,991	$(1,315)	$168,005
Investing activities
Expenditures for plant, equipment and timberlands	(23,367)	(695)	(12,429)	–	(36,491)
Proceeds from disposal plant, equipment and timberlands, net	124	387	53	–	564
Repayments from (advances of) intercompany loans, net	(8,257)	(105,294)	6,895	106,656	–
Intercompany capital contributed, net	(143,520)	(24,995)	–	168,515	–
Acquisitions, net of cash acquired	–	–	(228,290)	–	(228,290)
Total investing activities	(175,020)	(130,597)	(233,771)	275,171	(264,217)
Financing activities
Net (repayments of) proceeds from indebtedness	81,000	–	(3,208)	–	77,792
Payments of note offering costs	(5,340)				(5,340)
Payment of dividends to shareholders	(16,746)	–	–	–	(16,746)
(Repayments) borrowings of intercompany loans, net	(40,292)	(425)	147,373	(106,656)	–
Intercompany capital received, net	–	143,520	24,995	(168,515)	–
Payment of inter-company dividend	–	(1,315)	–	1,315	–
Proceeds from stock options exercised and other	3,975	–	–	–	3,975
Total financing activities	22,597	141,780	169,160	(273,856)	59,681
Effect of exchange rate on cash	–	–	(3,101)	–	(3,101)
Net decrease in cash	(15,017)	(894)	(23,721)	–	(39,632)
Cash at the beginning of period	76,970	985	57,465	–	135,420
Cash at the end of period	$61,953	$91	$33,744	$–	$95,788

24.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share	Net sales		Gross Profit		Net Income		Diluted earnings per share
	2012	2011	2012	2011	2012	2011	2012	2011
First	$397,352	$396,771	$60,970	$60,167	$18,878	$17,426	$0.43	$0.38
Second	384,693	397,985	40,878	37,500	13,432	2,501	0.31	0.05
Third	404,354	416,493	59,192	54,916	20,099	13,026	0.46	0.28
Fourth	391,389	391,905	52,609	53,610	6,970	9,741	0.16	0.22

The information set forth above for net income and earnings per share includes the impact of the following, on an after-tax basis:

	Early Redemption of Bonds		Alternative Fuel Mixture/ Cellulosic Biofuel Credits		Gains (losses) on Sales of Plant Equipment and Timberlands		Acquitsition Integration Costs
In thousands	2012	2011	2012	2011	2012	2011	2012	2011
First	$–	$–	$–	$–	$–	$1,718	$–	$(275)
Second	–	–	4,440	–	3,696	(69)	–	(518)
Third	–	–	111	–	859	245	–	–
Fourth	(4,784)	(6,065)	(309)	–	834	2,266	–	–

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2012, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors     The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 3, 2013. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, all members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

ITEM 11	EXECUTIVE COMPENSATION

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 3, 2013.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 3, 2013.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 3, 2013.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 3, 2013.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

Glatfelter 2012 Form 10-K        61

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010
		ii.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010
		iii.	Consolidated Balance Sheets as of December 31, 2012 and 2011
		iv.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010
		v.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010
		vi.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011 and 2010
	2.		Financial Statement Schedules (Consolidated) are included in Part IV:
		i.	Schedule II -Valuation and Qualifying Accounts – For Each of the Three Years in the Period Ended December 31, 2012

(b)	Exhibit Index

Exhibit Number			Description of Documents	Incorporated by Reference to
				Exhibit	Filing
2	(a)

Share Purchase Agreement, dated January 4, 2010, among Brookfield Special Situations Management Limited, P. H. Glatfelter Company and Glatfelter Canada, Inc., (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).

				2(a)	2009 Form 10-K
	(b)		Amendment to the Share Purchase Agreement, dated February 12, 2010.	2(b)	2009 Form 10-K
3	(a)		Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR)	3(b)	2007 Form 10-K
	(b)		By-Laws as amended through January 20, 2012.	3.1	Form 8-K filed January 20, 2012
4	(a)		Indenture, dated as of October 3, 2012, by and among P. H. Glatfelter Company, the Guarantors named therein and U.S. Bank National Association, as Trustee, relating to 5.375% Notes due 2020.	4.1	Form 8-K filed October 3, 2012
10	(a)		Amended Credit Agreement, dated as of November 21, 2011, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, J.P. Morgan Securities LLC and RBS Citizens, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Citizens Bank of Pennsylvania, as co-syndication agents, and certain other banks as lenders.	10.1	Form 8-K filed November 23, 2011
	(b)		P. H. Glatfelter Company Amended and Restated Management Incentive Plan, effective January 1, 2010**	10.1	Form 8-K filed May 6, 2010
	(c)		P. H. Glatfelter Company Supplemental Executive Retirement Plan (amended and restated effective January 1, 2010), filed herewith**
	(d)		P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008), filed herewith**
	(e)		P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan**	10.1	Form 8-K filed May 5, 2009
	(f)		Form of 2007 Top Management Restricted Stock Unit Award Certificate**	10(t)	2006 Form 10-K
	(g)		Form of Top Management Restricted Stock Unit Award Certificate**	10.2	Form 8-K filed May 5, 2009
	(h)		Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	Form 8-K filed April 29, 2005
	(i)		Form of Stock-Only Stock Appreciation Right Award Certificate**	10.3	Form 8-K filed May 5, 2009
	(j)		Form of Performance Share Award Certificate, filed herewith**
	(k)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007, filed herewith**
	(l)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, dated as of December 8, 2008 **	10(j)	2008 Form 10-K
	(l)	(A)	Schedule of Change in Control Employment Agreements, filed herewith. **
	(m)		Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed July 6, 2010
	(n)		Summary of Non-Employee Director Compensation (effective January 1, 2005)**	10.1	Form 8-K filed December 20, 2004
	(o)		Service Agreement, commencing on August 1, 2007, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	2006 Form 10-K

Exhibit Number			Description of Documents	Incorporated by Reference to
				Exhibit	Filing
	(p)		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	2007 Form 10-K
	(q)		Guidelines for Executive Severance	10.2	Form 8-K filed July 6, 2010
(r)

Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin

				10(i)	1996 Form 10-K
(s)

Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTMI Company (f/k/a Wisconsin Tissue Mills, Inc.)

				10.3(a)	June 30, 2010 Form 10-Q
	(t)	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	June 30, 2010 Form 10-Q
	(t)	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	June 30, 2010 Form 10-Q
(u)

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.), certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

				10.3(d)	June 30, 2010 Form 10-Q
	(v)		Administrative Order for Remedial Action dated November 13, 2007; issued by the United States Environmental Protection Agency	10.2	Form 8-K filed November 19, 2007
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	2003 Form 10-K
21			Subsidiaries of the Registrant, filed herewith
23			Consent of Independent Registered Public Accounting Firm, filed herewith.
31.1			Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302 (a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1			Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith
32.2

Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS			XBRL Instance Document, furnished herewith
101.SCH			XBRL Taxonomy Extension Schema, furnished herewith
101.CAL			XBRL Extension Calculation Linkbase, furnished herewith
101.DEF			XBRL Extension Definition Linkbase, furnished herewith
101.LAB			XBRL Extension Label Linkbase, furnished herewith
101.PRE			XBRL Extension Presentation Linkbase, furnished herewith

**	Management contract or compensatory plan

Glatfelter 2012 Form 10-K        63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
March 7, 2013
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 7, 2013	/s/ Dante C. Parrini Dante C. Parrini Chairman and Chief Executive Officer	Principal Executive Officer and Director

March 7, 2013	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 7, 2013	/s/ David C. Elder David C. Elder Vice President, Finance	Chief Accounting Officer

March 7, 2013	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 7, 2013	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 7, 2013	/s/ Kevin M. Fogarty Kevin M. Fogarty	Director

March 7, 2013	/s/ J. Robert Hall J. Robert Hall	Director

March 7, 2013	/s/ Richard C. Ill Richard C. Ill	Director

March 7, 2013	/s/ Ronald J. Naples Ronald J. Naples	Director

March 7, 2013	/s/ Richard L. Smoot Richard L. Smoot	Director

March 7, 2013	/s/ Lee C. Stewart Lee C. Stewart	Director

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dante C. Parrini, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2012 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 7, 2013	By:	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

Glatfelter 2012 Form 10-K        65

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2012 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 7, 2013	By:	/s/ John P. Jacunski
John P. Jacunski
Senior Vice President and Chief Financial Officer

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2012

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2012	2011	2010	2012	2011	2010
Balance, beginning of year	$2,861	$3,118	$2,888	$2,831	$2,845	$2,789
Provision	71	149	1,269	3,661	4,080	3,593
Write-offs, recoveries and discounts allowed	(91)	(385)	(993)	(4,173)	(4,070)	(3,517)
Other (a)	17	(21)	(46)	(17)	(24)	(20)
Balance, end of year	$2,858	$2,861	$3,118	$2,302	$2,831	$2,845

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.

Glatfelter 2012 Form 10-K        67