Form 10-Q
period 2013-03-31
GLATFELTER P H CO
filed 2013-05-09
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Common Stock outstanding on April 30, 2013 totaled 42,917,912 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

MARCH 31, 2013

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2013	2012

Net sales	$405,189	$397,352
Energy and related sales, net	1,101	1,861

Total revenues	406,290	399,213
Costs of products sold	348,915	338,243

Gross profit	57,375	60,970

Selling, general and administrative expenses	33,487	29,967
Gains on dispositions of plant, equipment and timberlands, net	(73)	(37)

Operating income	23,961	31,040
Non-operating income (expense)
Interest expense	(3,841)	(4,269)
Interest income	102	123
Other, net	247	196

Total non-operating income (expense)	(3,492)	(3,950)

Income before income taxes	20,469	27,090
Income tax provision	4,840	8,212

Net income	$15,629	$18,878

Earnings per share
Basic	$0.36	$0.44
Diluted	0.36	0.43

Cash dividends declared per common share	$0.10	$0.09

Weighted average shares outstanding
Basic	42,966	42,751
Diluted	43,921	43,467

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2013	2012

Net income	$15,629	$18,878

Foreign currency translation adjustments	(11,957)	9,454
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(170) and $320, respectively	441	(820)
Unrecognized retirement obligations, net of taxes of $(2,313) and $(1,864), respectively	3,827	3,017

Other comprehensive income (loss)	(7,689)	11,651

Comprehensive income	$7,940	$30,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

In thousands	March 31 2013	December 31 2012

Assets
Current assets
Cash and cash equivalents	$76,440	$97,679
Accounts receivable, net	157,094	139,904
Inventories	221,108	222,366
Prepaid expenses and other current assets	46,137	58,909

Total current assets	500,779	518,858

Plant, equipment and timberlands, net	617,655	621,186

Other assets	106,187	102,941

Total assets	$1,224,621	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$125,815	$133,389
Dividends payable	4,341	3,905
Environmental liabilities	125	125
Other current liabilities	98,840	113,489

Total current liabilities	229,121	250,908

Long-term debt	250,000	250,000

Deferred income taxes	59,253	62,046

Other long-term liabilities	141,624	140,352

Total liabilities	679,998	703,306

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	52,074	52,492
Retained earnings	830,885	819,593
Accumulated other comprehensive loss	(171,655)	(163,966)

	711,848	708,663
Less cost of common stock in treasury	(167,225)	(168,984)

Total shareholders’ equity	544,623	539,679

Total liabilities and shareholders’ equity	$1,224,621	$1,242,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2013	2012
Operating activities
Net income	$15,629	$18,878
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	15,358	17,086
Amortization of debt issue costs and original issue discount	327	304
Pension expense, net of unfunded benefits paid	3,577	2,787
Deferred income tax provision (benefit)	906	(955)
Gains on dispositions of plant, equipment and timberlands, net	(73)	(37)
Share-based compensation	1,878	1,632
Change in operating assets and liabilities
Accounts receivable	(19,475)	(13,333)
Inventories	(2,100)	(9,726)
Prepaid and other current assets	8,885	2,710
Accounts payable	2,331	(1,985)
Environmental matters	(13)	(13)
Accruals and other current liabilities	(16,428)	(14,511)
Cellulosic biofuel and alternative fuel mixture credits	5,690	7,403
Other	(697)	(497)

Net cash provided by operating activities	15,795	9,743

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(31,391)	(14,152)
Proceeds from disposals of plant, equipment and timberlands, net	73	49
Other	(175)	—

Net cash used by investing activities	(31,493)	(14,103)

Financing activities
Net repayments of revolving credit facility	—	(5,000)
Payments of note offering costs	(108)	—
Repurchase of common stocks	—	(1,204)
Payments of dividends	(3,905)	(3,898)
(Payments) proceeds from share-based compensation awards and other	(586)	629

Net cash used by financing activities	(4,599)	(9,473)

Effect of exchange rate changes on cash	(942)	455

Net decrease in cash and cash equivalents	(21,239)	(13,378)
Cash and cash equivalents at the beginning of period	97,679	38,277

Cash and cash equivalents at the end of period	$76,440	$24,899

Supplemental cash flow information
Cash paid (received) for:
Interest, net of amounts capitalized	$145	$232
Income taxes, net	(3,742)	5,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.13 Form 10-Q

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2012 Annual Report on Form 10-K (“2012 Form 10-K”).

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

Recently Issued Accounting Pronouncements In February 2013, the FASB issued ASU 2013-02 – “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires new disclosures about items reclassified out of accumulated other comprehensive income. We adopted the requirements of this standard in the first quarter of 2013.

3.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first quarters of 2013 and 2012, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2013
Other	n/a	$73	$73

Total		$73	$73

2012
Other	n/a	$49	$37

Total		$49	$37

4.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended March 31
In thousands, except per share	2013	2012
Net income	$15,629	$18,878

Weighted average common shares outstanding used in basic EPS	42,966	42,751
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	955	716

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,921	43,467

Earnings per share
Basic	$0.36	$0.44
Diluted	0.36	0.43

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2013	2012
Potential common shares	—	589

GLATFELTER

3.31.13 Form 10-Q

5.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2013 and 2012.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on derivatives	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2013	$316	$(425)	$(159,560)	$(4,297)	$(163,966)
Other comprehensive income before reclassifications (net of tax)	(11,957)	390	—	—	(11,567)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	51	3,779	48	3,878

Net current period other comprehensive income (loss)	(11,957)	441	3,779	48	(7,689)

Balance at March 31, 2013	$(11,641)	$16	$(155,781)	$(4,249)	$(171,655)

Balance at January 1, 2012	$(11,043)	$1,185	$(153,002)	$(3,881)	$(166,741)
Other comprehensive income before reclassifications (net of tax)	9,454	(409)	—	—	9,045
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(411)	3,051	(34)	2,606

Net current period other comprehensive income (loss)	9,454	(820)	3,051	(34)	11,651

Balance at March 31, 2012	$(1,589)	$365	$(149,951)	$(3,915)	$(155,090)

The following table sets forth reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 and 2012.

	Three months ended March 31
In thousands	2013	2012
Description			Line Item in Statements of Income
Cash Flow Hedges (Note 13)

Gains (losses) on cash flow hedges	$70	$(572)	Costs of products sold
	(19)	161	Income tax provision

Net of tax	51	(411)
Retirement Plans and Other Post Retirement Benefits (Note 8)
Amortization of deferred benefit pension plan items
Prior service costs	613	506	Costs of products sold
	161	107	Selling, general and administrative
Actuarial losses	4,114	3,490	Costs of products sold
	1,175	833	Selling, general and administrative

	6,063	4,936
	(2,284)	(1,885)	Income tax provision

Net of tax	3,779	3,051
Amortization of deferred benefit other plan items
Prior service costs	(100)	(190)	Costs of products sold
	(25)	(44)	Selling, general and administrative
Actuarial losses	155	138	Costs of products sold
	47	41	Selling, general and administrative

	77	(55)
	(29)	21	Income tax provision

Net of tax	48	(34)

Total reclassifications, net of tax	$3,878	$2,606

6.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of March 31, 2013 and December 31, 2012, we had $26.5 million and $30.4 million of gross unrecognized tax benefits. As of March 31, 2013, if such benefits were to be recognized, approximately $26.5 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2009 - 2012	N/A
State	2008 - 2012	2009
Canada (1)	2010 - 2012	2007 - 2011
Germany (1)	2007, 2010 - 2012	2008 - 2011
France	2010 - 2012	N/A
United Kingdom	2009 - 2012	N/A
Philippines	2011 - 2012	2010

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues

GLATFELTER

3.31.13 Form 10-Q

amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $14.0 million. Substantially all of this range relates to tax positions taken in the U.S., the U.K. and Germany

We recognize interest and penalties related to uncertain tax positions as income tax expense. During the first quarter of 2013, we recorded a $0.2 million benefit from a reduction in the amount of interest payable. For the first quarter of 2012, we recognized $0.1 million of interest expense. As of March 31, 2013 and December 31, 2012, we had recognized a liability for interest of $1.2 million and $1.4 million, respectively. We did not record any penalties associated with uncertain tax positions during the first quarters of 2013 or 2012.

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is based solely on the passage of time, generally on a graded scale over a three, four, and five-year period. PSAs are issued annually and cliff vest on December 31 of the third year following the grant assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during the first three months of 2013 and 2012:

Units	2013	2012

Balance January 1,	847,679	788,088
Granted	153,265	162,217
Forfeited	(9,313)	(17,100)
Shares delivered	(97,681)	(72,080)

Balance March 31,	893,950	861,125

The amount granted in 2013 and 2012 includes PSAs of 151,955 and 161,083, respectively, exclusive of reinvested dividends. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	Three months ended March 31
Dollars in thousands	2013	2012

Compensation expense	$720	$576

Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

GLATFELTER

3.31.13 Form 10-Q

The following table sets forth information related to outstanding SOSARS.

	2013		2012
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,121,454	$12.93	2,298,288	$12.35
Granted	361,923	18.36	371,812	15.61
Exercised	(40,986)	13.90	(65,637)	(10.57)
Canceled / forfeited	(23,920)	15.61	(10,000)	(14.96)

Outstanding at March 31,	2,418,471	$13.70	2,594,463	$12.85

SOSAR Grants
Weighted average grant date fair value per share	$5.64		$4.98
Aggregate grant date fair value (in thousands)	$2,042		$1,850
Black-Scholes assumptions
Dividend yield	2.18%		2.31%
Risk free rate of return	0.99%		1.05%
Volatility	39.62%		41.51%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2013	2012

Three months ended	$385	$354
8.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following table provides information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended March 31
In thousands	2013	2012
Pension Benefits
Service cost	$3,211	$2,931
Interest cost	5,520	5,772
Expected return on plan assets	(10,903)	(10,563)
Amortization of prior service cost	774	613
Amortization of unrecognized loss	5,289	4,323

Subtotal	$3,891	$3,076

Other Benefits
Service cost	$789	$710
Interest cost	545	609
Expected return on plan assets	—	(113)
Amortization of prior service cost	(125)	(234)
Amortization of unrecognized loss	202	179

Net periodic benefit cost	$1,411	$1,151

9.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	March 31 2013	December 31 2012
Raw materials	$57,689	$61,084
In-process and finished	103,605	102,331
Supplies	59,814	58,951

Total	$221,108	$222,366

GLATFELTER

3.31.13 Form 10-Q

10.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	March 31 2013	December 31 2012
Revolving credit facility, due Nov. 2016	$—	$—
5.375% Notes, due Oct. 2020	250,000	250,000

Total long-term debt	250,000	250,000
Less current portion	—	—

Long-term debt, net of current portion	$250,000	$250,000

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limit certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio; ii) a consolidated EBITDA to interest expense ratio; and iii) beginning December 31, 2015, a minimum liquidity ratio. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC (the “Guarantors”).

Unamortized deferred debt issuance costs related to the offering of the 5.375% Notes totaled $4.7 million and $4.8 million as of March 31, 2013 and December 31, 2012, respectively, and are reported under the caption “Other assets” in the accompanying condensed consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the 5.375% Notes.

Interest on the 5.375% Notes is payable semiannually in arrears on April 15 and October 15.

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

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of March 31, 2013, we met all of the requirements of our debt covenants.

As of March 31, 2013 and December 31, 2012, we had $5.2 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

11.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to be completed in 2016, will be accomplished by filling the lagoons, installing a non-permeable liner

GLATFELTER

3.31.13 Form 10-Q

which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions, were accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first quarters of 2013 and 2012:

In thousands	2013	2012
Balance at January 1,	$8,882	$9,679
Accretion	82	122
Payments	(662)	(207)

Balance at March 31,	$8,302	$9,594

At March 31, 2013 and December 31, 2012, $3.0 million and $3.6 million, respectively, is recorded in the accompanying condensed consolidated balance sheets under the caption “Other current liabilities” and the balance is recorded under the caption “Other long-term liabilities.”

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2013		December 31, 2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$263,750	$250,000	$260,340
Variable rate debt	—	—	—	—

Total	$250,000	$263,750	$250,000	$260,340

As of March 31, 2013, and December 31, 2012, we had $250.0 million of 5.375% fixed rate debt. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above are based on debt instruments with similar characteristics (Level 2). The fair value of financial derivatives is set forth below in Note 13.

13.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases or certain production costs with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and is subsequently reclassified into costs of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying condensed consolidated statements of income as non-operating income (expense) under the caption “Other-net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31 2013	December 31 2012
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	25,929	27,003
U.S. dollar / Canadian dollar	12,528	12,369

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments – Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed consolidated statements of income under the caption “Other – net.”

GLATFELTER

3.31.13 Form 10-Q

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31 2013	December 31 2012
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	13,000	13,000
Euro / British Pound	4,000	4,000
Canadian dollar / U.S. dollar	2,000	2,000
U.S. dollar / Euro	—	2,000
U.S. dollar / British Pound	2,000	—

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2013	December 31 2012	March 31 2013	December 31 2012
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$293	$107	$230	$751

Not designated as hedging:
Forward foreign currency exchange contracts	$50	$159	$18	$16

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2013	2012
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(70)	$572
Ineffective portion – other – net	79	140

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$304	$(1,070)

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance sheet item.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the condensed consolidated balance sheets under the caption “Prepaid expenses and other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2013	2012
Balance at January 1,	$(599)	$1,649
Deferred (losses) gains on cash flow hedges	541	(568)
Reclassified to earnings	70	(572)

Balance at March 31,	$12	$509

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

GLATFELTER

3.31.13 Form 10-Q

14.	SHARE REPURCHASES

In May 2012, our Board of Directors authorized a new share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases through March 31, 2013, made under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)

Remaining authorization		$20,538

During the first quarter of 2013, no shares were repurchased.

15.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Fox River – Neenah, Wisconsin

Background. We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River, on which our former Neenah facility was located, and in the Bay of Green Bay Wisconsin (collectively, the “Site”). The United States, the State of Wisconsin, and two Indian tribes (collectively, the “Governments”) seek to require (a) a cleanup of the Site (“response actions”), (b) reimbursement of cleanup costs (“response costs”), and (c) natural resource damages (“NRDs”). They claim that we, together with seven other entities that have been formally notified that they are potentially responsible parties (“PRPs”) under CERCLA for response costs or NRDs, are jointly and severally responsible under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) for those response actions, response costs, and NRDs, all of which may total in excess of $1 billion.

The PRPs consist of us, Appleton Papers Inc. (“API”), CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation (“NCR”), U.S. Paper Mills Corp., and WTM I Company.

The Governments have identified manufacturing and recycling of NCR®-brand carbonless copy paper as the principal source of the PCBs in sediments at the Site. Our predecessor, the Bergstrom Paper Company, and later we, operated a deinking paper mill in Neenah, Wisconsin. This mill received NCR®-brand carbonless copy paper in its furnish and discharged PCBs to Little Lake Butte des Morts, an impoundment of the river at the upstream end of the Site.

The United States Environmental Protection Agency (the “EPA”) has divided the Site into five “operable units”, including the most upstream (“OU1”) and four downstream reaches of the river and bay (“OU2-5”). OU1 extends from primarily Lake Winnebago to the dam at Appleton, and is comprised of Little Lake Butte des Morts. The Neenah Facility discharged its wastewater into this portion of the site.

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

In November 2007, the EPA issued a unilateral administrative order for remedial action (“UAO”) to us and to seven other respondents directing us to implement the cleanup of the Site downstream of Little Lake Butte des Morts. Since that time, the district court has held that one of the respondents, Appleton Papers Inc., is not liable for this Site. In addition, the United States and the State of Wisconsin have entered into a settlement with another respondent, Georgia-Pacific LLP (“GP”), limiting GP’s responsibility to the downstream-most three miles of the river. Work has proceeded to implement the UAO, mostly funded by NCR and its indemnitors.

GLATFELTER

3.31.13 Form 10-Q

In January 2008, two of the UAO respondents, NCR and Appleton Papers Inc., brought two actions, consolidated under the caption Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16-WCG (E.D. Wis.) (“Whiting Litigation”), that ultimately involved us and more than two dozen parties in litigation, to allocate among the parties the responsibility for response actions, response costs, and NRDs for this Site. Most of the parties responsible for relatively small discharges of PCBs settled with the Governments, resolving their liability. As the result of a series of rulings on summary judgment and after trial, the Court has so far determined that (a) neither NCR nor Appleton Papers may pursue any other party for contribution, (b) NCR owes us and the other non-settling parties “full contribution” for any amounts we may have to pay on account of response actions or response costs downstream of Little Lake Butte des Morts or of NRDs, and (c) NCR is not liable for response costs, response actions, or NRDs in Little Lake Butte des Morts. A single issue remains concerning set off of our insurance coverage litigation settlement proceeds against our recovery from NCR of $4.28 million in costs we incurred in the past. Upon resolution of that issue, we anticipate entry of a final judgment and appeals by NCR and others of those portions of the rulings with which those parties disagree. Until the Whiting Litigation judgment becomes final and is affirmed on appeal, all past and future costs or damages incurred by any person remain the subject of litigation against us.

In October 2010, the United States and the State of Wisconsin sued us and thirteen other defendants to recover an injunction requiring the UAO respondents to complete the response actions required by the UAO and all parties to reimburse past and future response costs incurred by the Governments as well as to pay NRDs. That case is captioned United States v. NCR Corp., No. 1:10-cv-910-WCG (E.D. Wis.) (“Government Action”). To date, litigation of the Government Action has been limited to the United States’ claim against the UAO respondents for a mandatory injunction to require implementation of the remaining work under the UAO, that is, completion of the remedy in the 33 miles of the river downstream of Little Lake Butte des Morts. Following a trial in December 2012, on May 1, 2013, the district court granted that injunction (“May 2013 Order”). The May 2013 Order directs the Company “jointly and severally” along with three other defendants that are also enjoined (NCR, WTM I Company, and Menasha Corporation) to comply with the UAO. An accompanying declaratory judgment declares the Company and those three defendants jointly and severally liable with three additional defendants (Georgia-Pacific, LLP, U.S. Paper Mills, Inc., and CBC Coatings, Inc.) that have entered into agreements with the United States governing those parties’ compliance with the UAO. We have not yet determined whether we will appeal the May 2013 Order.

Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that total past and future response costs and NRDs at this site may exceed $1 billion and that $1.5 billion is a reasonable “outside estimate.” Much of that amount has already been incurred. As described below, some of that amount is NRDs. The parties implementing the response action under the UAO in the downstream part of the river estimate the future cost of work yet to be done totals approximately $360 million. The Governments seek to have that work done at a rate estimated to cost approximately $70 million each year from 2013 through 2016, and at lower rate afterward.

NRDs. The Governments’ NRD assessment documents claimed that we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. The Governments now claim that this range should be inflated to 2009 dollars and then certain unreimbursed past assessment costs should be added, so that the range of their claim would be $287 million to $423 million. We deny liability for most of these NRDs and believe that even if anyone is liable, that we are not jointly and severally liable for the full amount. The May 2013 Order does not determine whether liability for NRDs would be joint and several. Moreover, we believe that the Natural Resource Trustees may not legally pursue this claim at this late date, as the limitations period for NRD claims is three years from discovery.

Reserves for the Site. As of March 31, 2013, our reserve for the Site, including our remediation and ongoing monitoring obligations in Little Lake Butte des Morts, our share of remediation of the rest of the Site, NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.4 million. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

GLATFELTER

3.31.13 Form 10-Q

We do not believe that we will be allocated a significant percentage share of liability in any final equitable allocation of the response costs and NRDs. The accompanying consolidated financial statements do not include reserves for defense costs for the Whiting Litigation, the Government Action, or any future defense costs related to our involvement at the Site, which could be significant.

In setting our reserve for the Site, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation and the determination in the Whiting Litigation that NCR owes us “full contribution” for response costs and NRDs that we may become obligated to pay except in OU1, and assumed that we will not bear the entire cost of remediation or damages to the exclusion of other known parties at the Site, who are also potentially jointly and severally liable. The existence and ability of other parties to participate has also been taken into account in setting our reserve, and is generally based on our evaluation of recent publicly available financial information on certain of the responsible parties and any known insurance, indemnity or cost sharing agreements between responsible parties and third parties. In addition, our assessment is based upon the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Site.

The amount and timing of future expenditures for environmental compliance, cleanup, remediation and personal injury, NRDs and property damage liabilities cannot be ascertained with any certainty due to, among other things, the unknown extent and nature of any contamination, the response actions that may ultimately be required, the availability of remediation equipment and landfill space, and the number and financial resources of any other PRPs.

Other Information. The Governments have published studies estimating the amount of PCBs discharged by each identified potentially responsible party’s (“PRP’s”) facility to the lower Fox River and Green Bay. These reports estimate our Neenah mill’s share of the mass of PCBs discharged to be as high as 27%. We do not believe the discharge mass estimates used in these studies are accurate because (a) the studies themselves disclose that they are not accurate and (b) the PCB mass estimates contained in the studies are based on assumptions that are unsupported by existing data regarding the Site. We believe that the Neenah mill’s absolute and relative contribution of PCB mass is significantly lower than the estimates set forth in these studies. The trial court in the Government Action has found that the Neenah mill discharged an unknown amount of PCBs.

In any event, based upon the rulings in the Whiting Litigation and the Government Action, neither of which endorsed an equitable allocation in proportion to the mass of PCBs discharged, we continue to believe that an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend that other factors, such as the location of contamination, the location of discharge, and a party’s role in causing discharge, must be considered in order for the allocation to be equitable.

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

GLATFELTER

3.31.13 Form 10-Q

Range of Reasonably Possible Outcomes. Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to decisions of the courts, official documents such as records of decision, discussions with the United States and other parties, as well as legal counsel and engineering consultants. Based on our analysis of the current records of decision and cost estimates for work to be performed at the Site, we believe that it is reasonably possible that our costs associated with the Fox River matter may exceed our cost estimates and the aggregate amounts accrued for the Fox River matter by amounts that are insignificant or that could range up to $275 million over an undeterminable period that could range beyond 10 years. We believe that the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and that the possibility of an outcome in excess of the upper end of the monetary range is remote. The rulings in our favor in the Whiting Litigation, if sustained on appeal, suggest that outcomes in the upper end of the monetary range have become somewhat less likely, while adverse rulings on some issues in the Whiting Litigation and the Government Action and increases in cost estimates for some of the work may make an outcome in the upper end of the range more likely. The Company also believes that the effect of reading the Whiting Litigation decisions together with the May 2013 Order requires the ongoing compliance with the UAO to be funded by NCR, or to the extent that the Company is required to provide any such funding, that NCR will be required to reimburse the Company. There can be no assurance, however, that the May 2013 Order will not have a material adverse effect on the Company’s consolidated financial position, liquidity or results of operation.

Summary. Our current assessment is that we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance that our reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that those obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. Should a court grant the United States or the State of Wisconsin relief that requires us individually either to perform directly or to contribute significant amounts towards remedial action downstream of Little Lake Butte des Morts or to NRDs, those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

GLATFELTER

3.31.13 Form 10-Q

16.	SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the period indicated:

Three months ended March 31 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$227.1	$223.8	$111.8	$111.9	$66.2	$61.6	—	—	$405.2	$397.4
Energy and related sales, net	1.1	1.9	—	—	—	—	—	—	1.1	1.9

Total revenue	228.2	225.7	111.8	111.9	66.2	61.6	—	—	406.3	399.2
Cost of products sold	195.5	188.7	90.4	91.5	59.5	55.1	3.5	2.9	348.9	338.2

Gross profit (loss)	32.7	37.0	21.5	20.4	6.7	6.5	(3.5)	(2.9)	57.4	61.0
SG&A	14.5	13.3	9.8	9.5	2.2	2.6	7.0	4.5	33.5	30.0
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	—	(0.1)	—

Total operating income (loss)	18.3	23.7	11.6	10.9	4.5	3.8	(10.5)	(7.4)	24.0	31.0
Non-operating expense	—	—	—	—	—	—	(3.5)	(4.0)	(3.5)	(4.0)

Income (loss) before income taxes	$18.3	$23.7	$11.6	$10.9	$4.5	$3.8	$(13.9)	$(11.4)	$20.5	$27.1

Supplementary Data
Net tons sold	202.3	195.8	22.5	22.7	23.9	22.3	—	—	248.8	240.8
Depreciation, depletion and amortization	$8.3	$8.9	$4.6	$6.0	$2.2	$2.2	0.2	—	$15.4	$17.1
Capital expenditures	8.6	4.6	17.5	9.1	2.1	0.5	3.2	—	31.4	14.2

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

Management evaluates results of operations of the business units before pension expense, certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

3.31.13 Form 10-Q

17.	GUARANTOR FINANCIAL STATEMENTS

Our 5.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income, and cash flows for the three months ended March 31, 2013 and 2012 and our condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended March 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$227,116	$15,016	$178,072	$(15,015)	$405,189
Energy and related sales, net	1,101	—	—	—	1,101

Total revenues	228,217	15,016	178,072	(15,015)	406,290
Costs of products sold	200,469	13,407	149,968	(14,929)	348,915

Gross profit	27,748	1,609	28,104	(86)	57,375
Selling, general and administrative expenses	20,602	540	12,345	—	33,487
Gains on dispositions of plant, equipment and timberlands, net	—	(73)	—	—	(73)

Operating income	7,146	1,142	15,759	(86)	23,961
Other non-operating income (expense)
Interest expense	(3,841)	—	—	—	(3,841)
Interest income	(760)	1,658	(796)	—	102
Other, net	12,934	60	740	(13,487)	247

Total other non-operating income (expense)	8,333	1,718	(56)	(13,487)	(3,492)

Income (loss) before income taxes	15,479	2,860	15,703	(13,573)	20,469
Income tax provision (benefit)	(150)	772	4,255	(37)	4,840

Net income (loss)	15,629	2,088	11,448	(13,536)	15,629
Other comprehensive income	(7,689)	(4,608)	(7,978)	12,586	(7,689)

Comprehensive income	$7,940	$(2,520)	$3,470	$(950)	$7,940

GLATFELTER

3.31.13 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended March 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$223,802	$15,370	$173,561	$(15,381)	$397,352
Energy and related sales, net	1,861	—	—	—	1,861

Total revenues	225,663	15,370	173,561	(15,381)	399,213
Costs of products sold	192,876	13,948	146,742	(15,323)	338,243

Gross profit	32,787	1,422	26,819	(58)	60,970
Selling, general and administrative expenses	17,036	739	12,192	—	29,967
Gains on dispositions of plant, equipment and timberlands, net	(26)	—	(11)	—	(37)

Operating income	15,777	683	14,638	(58)	31,040
Other non-operating income (expense)
Interest expense	(4,305)	—	36	—	(4,269)
Interest income	(650)	1,642	(869)	—	123
Other, net	11,189	89	473	(11,555)	196

Total other non-operating income (expense)	6,234	1,731	(360)	(11,555)	(3,950)

Income (loss) before income taxes	22,011	2,414	14,278	(11,613)	27,090
Income tax provision (benefit)	3,133	1,093	4,011	(25)	8,212

Net income (loss)	18,878	1,321	10,267	(11,588)	18,878
Other comprehensive income	11,651	—	8,634	(8,634)	11,651

Comprehensive income	$30,529	$1,321	$18,901	$(20,222)	$30,529

GLATFELTER

3.31.13 Form 10-Q

Condensed Consolidating Balance Sheet as of

March 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets

Cash and cash equivalents	$40,149	$5,786	$30,505	$—	$76,440
Other current assets	237,981	401,248	227,565	(442,455)	424,339
Plant, equipment and timberlands, net	240,695	6,089	370,871	—	617,655
Other assets	793,462	158,225	44,005	(889,505)	106,187

Total assets	$1,312,287	$571,348	$672,946	$(1,331,960)	$1,224,621

Liabilities and Shareholders’ Equity
Current liabilities	$359,376	$27,364	$279,633	$(437,252)	$229,121
Long-term debt	250,000	—	—	—	250,000
Deferred income taxes	36,734	2,207	39,976	(19,664)	59,253
Other long-term liabilities	121,554	6,442	10,105	3,523	141,624

Total liabilities	767,664	36,013	329,714	(453,393)	679,998
Shareholders’ equity	544,623	535,335	343,232	(878,567)	544,623

Total liabilities and shareholders’ equity	$1,312,287	$571,348	$672,946	$(1,331,960)	$1,224,621

Condensed Consolidating Balance Sheet as of

December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets

Cash and cash equivalents	$43,748	$4,311	$49,620	$—	$97,679
Other current assets	204,961	387,627	214,568	(385,977)	421,179
Plant, equipment and timberlands, net	241,969	6,204	373,013	—	621,186
Other assets	787,348	160,741	45,133	(890,281)	102,941

Total assets	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities	$337,761	$6,041	$291,547	$(384,441)	$250,908
Long-term debt	250,000	—	—	—	250,000
Deferred income taxes	34,604	3,691	40,972	(17,221)	62,046
Other long-term liabilities	115,982	10,602	11,093	2,675	140,352

Total liabilities	738,347	20,334	343,612	(398,987)	703,306
Shareholders’ equity	539,679	538,549	338,722	(877,271)	539,679

Total liabilities and shareholders’ equity	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

GLATFELTER

3.31.13 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$7,688	$1,713	$6,394	$—	$15,795
Investing activities
Expenditures for plant, equipment and timberlands	(11,763)	(57)	(19,571)	—	(31,391)
Proceeds from disposal plant, equipment and timberlands, net	—	73	—	—	73
Repayments from (advances of) intercompany loans, net and other	(1,100)	(1,264)	—	2,364	—
Intercompany capital contributed	—	(90)	—	90	—
Other	(175)	—	—	—	(175)

Total investing activities	(13,038)	(1,338)	(19,571)	2,454	(31,493)
Financing activities
Payments of note offering costs	(108)	—	—	—	(108)
Payment of dividends to shareholders	(3,905)	—	—	—	(3,905)
(Repayments) borrowings of intercompany loans, net	6,350	1,100	(5,086)	(2,364)	—
Intercompany capital received	—	—	90	(90)	—
Payments for share based compensation awards and other	(586)	—	—	—	(586)

Total financing activities	1,751	1,100	(4,996)	(2,454)	(4,599)
Effect of exchange rate on cash	—	—	(942)	—	(942)

Net increase (decrease) in cash	(3,599)	1,475	(19,115)	—	(21,239)
Cash at the beginning of period	43,748	4,311	49,620	—	97,679

Cash at the end of period	$40,149	$5,786	$30,505	$—	$76,440

GLATFELTER

3.31.13 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(2,148)	$1,797	$10,094	$—	$9,743
Investing activities
Expenditures for plant, equipment and timberlands	(4,597)	—	(9,555)	—	(14,152)
Proceeds from disposal plant, equipment and timberlands, net	26	—	23	—	49
Repayments from (advances of) intercompany loans, net	3,373	(1,383)	—	(1,990)	—

Total investing activities	(1,198)	(1,383)	(9,532)	(1,990)	(14,103)
Financing activities
Net (repayments of) proceeds from indebtedness	(5,000)	—	—	—	(5,000)
Payment of dividends to shareholders	(3,898)	—	—	—	(3,898)
Repurchases of common stock	(1,204)	—	—	—	(1,204)
(Repayments) borrowings of intercompany loans, net	10,400	—	(12,390)	1,990	—
Proceeds from stock options exercised and other	602	—	27	—	629

Total financing activities	900	—	(12,363)	1,990	(9,473)
Effect of exchange rate on cash	—	—	455	—	455

Net increase (decrease) in cash	(2,446)	414	(11,346)	—	(13,378)
Cash at the beginning of period	3,007	2,894	32,376	—	38,277

Cash at the end of period	$561	$3,308	$21,030	$—	$24,899

GLATFELTER

3.31.13 Form 10-Q

18.	SUBSEQUENT EVENTS

IKB Loan On April 11, 2013, Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into an agreement with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”), pursuant to which Gernsbach borrowed from IKB approximately €42.7 million aggregate principal amount (the “IKB Loan”).

The IKB Loan is repayable in 32 quarterly installments beginning on June 30, 2015 and ending on March 31, 2023 and will bear interest at a rate of 2.05% per annum. Interest on the IKB Loan or portion thereof is payable quarterly in each year of the term of the loan with interest accruing from the date the loan or portion thereof is drawn.

Gernsbach is permitted to use borrowings under the Loan Contract to finance certain capital expenditures and to make other related investments at its manufacturing facility.

The IKB Loan provides for representations, warranties and covenants customary for financings of this type. The financial covenants contained in the IBK Loan, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, will be calculated by reference to our Amended and Restated Credit Agreement, dated November 21, 2011.

Acquisition On April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) from Fortress Paper Ltd. for approximately $210 million, subject to post-closing working capital adjustments. Dresden, based in Heidenau, Germany, is the leading global supplier of nonwoven wallpaper base materials, and is a major supplier to most of the world’s largest wallpaper manufacturers. In 2012, Dresden’s revenues were $149.7 million and it employs approximately 146 people at its state-of-the-art, 60,000 metric-ton-capacity manufacturing facility. We financed the acquisition through a combination of cash on hand and borrowings under our Revolving Credit Facility.

Disclosure of additional quantitative financial information is not practicable due to the timing of the closing of the acquisition.

Dresden now operates as part of our Composite Fibers business unit, which manufactures fiber-based products for growing global niche markets, including filtration papers for tea and single serve coffee applications, metallized papers, composite laminates, and technical specialties.

GLATFELTER

3.31.13 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K.

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

GLATFELTER

3.31.13 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2013 versus the Three months ended March 31, 2012

Overview For the first quarter of 2013, net income was $15.6 million, or $0.36 per diluted share, compared with $18.9 million, or $0.43 per diluted share, in the first quarter of 2012.

Although our growth-oriented fiber-based materials businesses reported improved results, total operating income from our business units declined $4.0 million. Overall, shipping volumes increased 3.3% in the year-over-year comparison.

Specialty Papers’ operating income totaled $18.3 million and $23.7 million for the first quarters of 2013 and 2012, respectively. Although shipping volumes increased 3.3%, this unit’s profitability was unfavorably impacted by lower selling prices and cost inflation.

Our Composite Fibers business unit’s first quarter of 2013 operating income increased to $11.6 million from $10.9 million in the first quarter of 2012 primarily due to lower depreciation and improved operating efficiencies. Volumes shipped were essentially unchanged.

Advanced Airlaid Materials’ operating income increased to $4.5 million compared with $3.8 million for the first quarter of 2012, primarily reflecting higher shipping volumes.

The increase in consolidated net income and earnings per share also benefited from a favorable tax rate in the current quarter compared to the same quarter a year ago.

The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2013	2012
Net sales	$405,189	$397,352
Gross profit	57,375	60,970
Operating income	23,961	31,040
Net income	15,629	18,878
Earnings per diluted share	0.36	0.43

The consolidated results of operations for the three months ended March 31, 2013 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2013
Acquisition and integration related costs	$(1,761)	$(0.04)
Timberland sales and related costs	282	0.01
International legal entity restructuring costs	(260)	(0.01)

The above items decreased earnings by $1.7 million, or $0.04 per diluted share, in first quarter of 2013.

Business Unit Performance

Three months ended March 31 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$227.1	$223.8	$111.8	$111.9	$66.2	$61.6	—	—	$405.2	$397.4
Energy and related sales, net	1.1	1.9	—	—	—	—	—	—	1.1	1.9

Total revenue	228.2	225.7	111.8	111.9	66.2	61.6	—	—	406.3	399.2
Cost of products sold	195.5	188.7	90.4	91.5	59.5	55.1	3.5	2.9	348.9	338.2

Gross profit (loss)	32.7	37.0	21.5	20.4	6.7	6.5	(3.5)	(2.9)	57.4	61.0
SG&A	14.5	13.3	9.8	9.5	2.2	2.6	7.0	4.5	33.5	30.0
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	—	(0.1)	—

Total operating income (loss)	18.3	23.7	11.6	10.9	4.5	3.8	(10.5)	(7.4)	24.0	31.0
Non-operating expense	—	—	—	—	—	—	(3.5)	(4.0)	(3.5)	(4.0)

Income (loss) before income taxes	$18.3	$23.7	$11.6	$10.9	$4.5	$3.8	$(13.9)	$(11.4)	$20.5	$27.1

Supplementary Data
Net tons sold	202.3	195.8	22.5	22.7	23.9	22.3	—	—	248.8	240.8
Depreciation, depletion and amortization	$8.3	$8.9	$4.6	$6.0	$2.2	$2.2	0.2	—	$15.4	$17.1
Capital expenditures	8.6	4.6	17.5	9.1	2.1	0.5	3.2	—	31.4	14.2

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

3.31.13 Form 10-Q

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

Management evaluates results of operations of the business units before pension expense, certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2013	2012	Change
Net sales	$405,189	$397,352	$7,837
Energy and related sales – net	1,101	1,861	(760)

Total revenues	406,290	399,213	7,077
Costs of products sold	348,915	338,243	10,672

Gross profit	$57,375	$60,970	$(3,595)

Gross profit as a percent of Net sales	14.2%	15.3%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2013	2012
Business Unit
Specialty Papers	56.1%	56.3%
Composite Fibers	27.6	28.2
Advanced Airlaid Material	16.3	15.5

Total	100.0%	100.0%

Net sales for the first quarter of 2013 totaled $405.2 million, a 2.0% increase compared with $397.4 million in the first quarter of 2012. The translation of foreign currencies favorably impacted net sales by $0.7 million in the comparison.

In the Specialty Papers business unit, 2013 first quarter net sales increased $3.3 million, or 1.5%, primarily due to a 3.4% increase in shipping volumes. Average selling prices were $1.8 million lower in the comparison to the first quarter of 2012.

Specialty Papers’ 2013 first quarter operating income totaled $18.3 million, which was $5.4 million lower than the same quarter of 2012. As expected, operating income was adversely impacted by lower average selling prices, and higher maintenance spending and other cost inflation.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first quarters of 2013 and 2012:

	Three months ended March 31
In thousands	2013	2012	Change
Energy sales	$1,575	$1,039	$536
Costs to produce	(1,394)	(1,010)	(384)

Net	181	29	152
Renewable energy credits	920	1,832	(912)

Total	$1,101	$1,861	$(760)

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

GLATFELTER

3.31.13 Form 10-Q

Composite Fibers’ net sales totaled $111.8 million in the first quarter of 2013, essentially unchanged from the same quarter a year ago, on slightly lower shipping volumes. Lower average selling prices adversely affected the comparison to the year-earlier quarter by $0.9 million and foreign currency translation favorably affected the comparison by $0.4 million.

First quarter 2013 operating income increased $0.7 million, or 6.6%, primarily due to lower depreciation expense and improved operating efficiencies. Foreign currency translation unfavorably impacted operating income by $0.5 million compared with the prior-year quarter.

In Advanced Airlaid Materials, net sales increased $4.6 million, or 7.5%, primarily due to a 7.1% increase in shipping volumes, partially offset by $1.0 million from lower average selling prices. Foreign currency translation favorably affected the comparison by $0.3 million

First quarter 2013 operating income increased $0.7 million, or 17.0%, compared with the year-ago quarter primarily due to the increase in shipping volumes and a $0.6 million benefit from lower raw material and energy costs.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $10.5 million in the first quarter of 2013 compared with $7.4 million in the first quarter of 2012. The increase is primarily due to acquisition and integration related costs and higher pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended March 31
In thousands	2013	2012	Change
Recorded as :
Costs of products sold	$3,250	$2,623	$627
SG&A expense	641	453	188

Total	$3,891	$3,076	$815

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets.

Income taxes For the first three months of 2013, we recorded a provision for income taxes of $4.8 million on $20.5 million of pretax income, or 23.6%. The comparable amounts in the first quarter of 2012 were income tax expense of $8.2 million on $27.1 million of pretax income, or 30.3%. The lower tax rate in the first quarter of 2013 was due to the impact of research and development credits recorded in the quarter. Since the applicable U.S. Federal legislation was not signed into law until after year end 2012, the 2013 first quarter effective tax rate includes a $1.2 million benefit from 2012 research and development tax credits in addition to those earned in the current quarter. During 2012, no such research and development credits were recorded.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first three months of 2013, Euro functional currency operations generated approximately 25.8% of our sales and 25.2% of operating expenses and British Pound Sterling operations represented 7.0% of net sales and 6.8% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for first three months of 2013 compared to the first three months 2012:

In thousands	Three months ended March 31
Favorable (unfavorable)
Net sales	$669
Costs of products sold	(943)
SG&A expenses	(52)
Income taxes and other	(21)

Net income	$(347)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2013 were the same as 2012. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

3.31.13 Form 10-Q

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

	Three months ended March 31
In thousands	2013	2012
Cash and cash equivalents at beginning of period	$97,679	$38,277
Cash provided (used) by
Operating activities	15,795	9,743
Investing activities	(31,493)	(14,103)
Financing activities	(4,599)	(9,473)
Effect of exchange rate changes on cash	(942)	455

Net cash provided (used)	(21,239)	(13,378)

Cash and cash equivalents at end of period	$76,440	$24,899

As of March 31, 2013, we had $76.4 million in cash and cash equivalents and $344.8 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow increased by $6.1 million in the year-over-year comparison primarily due a reduction in cash used for working capital.

Net cash used by investing activities increased by $17.4 million including the use of cash to fund the Composite Fibers capacity expansion project. Capital expenditures totaled $31.4 million in 2013 compared with $14.2 million in 2012 and are expected to approximate $90 million to $100 million in 2013, including $30 million to expand capacity to serve Composite Fibers’ growth markets.

Net cash used by financing activities decreased $4.9 million in the year over year comparison. During the first quarter of 2012, we used $5.0 million to reduce amounts outstanding on our revolving credit facility and $1.2 million to repurchase common stock. The following table sets forth our outstanding long-term indebtedness:

In thousands	March 31 2013	December 31 2012
Revolving credit facility, due Nov. 2016	$—	$—
5.375% Notes, due Oct 2020	250,000	250,000

Total long-term debt	250,000	250,000
Less current portion	—	—

Long-term debt, net of current portion	$250,000	$250,000

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As of March 31, 2013, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1—Financial Statements – Note 10. As more fully discussed in Item 1 – Financial Statements – Note 18, in April 2013 we entered into a new ten year, fixed rate loan agreement in the amount of €42.7 million.

In addition, on April 30, 2013 we completed the acquisition of Dresden Papier GmbH for approximately $210 million. The acquisition was financed using a combination of cash on hand and borrowings under our revolving credit facility.

Cash dividends paid on common stock totaled $3.9 million in both the first quarters of 2013 and 2012. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. In March 2013, the quarterly dividend was increased by 11%, to $0.10 per common share. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In May 2012, our Board of Directors authorized a share repurchase program for up to $25.0 million, exclusive of commissions, of our outstanding common stock. The following table summarizes share repurchases made under this program through March 31, 2013:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)

Remaining authorization		$20,538

No shares were repurchased under this program during the first quarter of 2013.

GLATFELTER

3.31.13 Form 10-Q

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. For example, on December 20, 2012, the Administrator of the U. S. Environmental Protection Agency signed new rules which could require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing these rules to understand the effect they may have on our operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our current estimates to implement viable options could result in additional capital spending of approximately $45 million to $60 million. The amount ultimately incurred may differ depending on our successful implementation of appropriate available options. In addition, the timing of any additional capital spending is uncertain, although we currently expect to incur the majority of expenditures generally in 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 – Financial Statements – Note 15 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 15, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of March 31, 2013 and December 31, 2012, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook For Specialty Papers, we expect shipping volumes, overall selling prices and input costs in the second quarter to be in line with the first quarter. We also plan to complete the annually scheduled maintenance outages at these facilities in the second quarter of 2013. The outages are expected to adversely impact second quarter operating profit by approximately $19 million, pre-tax.

Before giving effect to the Dresden acquisition, Composite Fibers’ shipping volumes are anticipated to be approximately 5% higher in the second quarter of 2013 compared to the first quarter of 2013 primarily from seasonal growth in metalized products, while selling prices and input costs are expected to be generally in line with the first quarter levels. We are in the process of completing the previously announced upgrade of a machine at our Gernsbach facility. The machine was taken offline on February 24, 2013 and is expected to be re-started in May 2013. The downtime associated with the upgrade is expected to negatively impact operating profit by approximately $2 million in the second quarter of 2013.

In addition, on April 30, 2013, we completed the acquisition of Dresden Papier GmbH and will operate this facility as part of the Composite Fibers business unit. Dresden’s results of operations will be included prospectively from the date of the acquisition. The acquisition is expected to be accretive to earnings by approximately $0.25 per share on an annual basis. In connection with this transaction, we expect to incur acquisition and integration costs of approximately $2 million to $3 million, after tax, in the second quarter and approximately $5 million to $6 million, after tax, for the full year 2013.

Shipping volumes for the Advanced Airlaid Materials business unit in the second quarter of 2013 are expected to be generally in line with the first quarter of 2013. Higher input costs are expected to be offset by increased selling prices.

GLATFELTER

3.31.13 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2013
Dollars in thousands	2013	2014	2015	2016	2017	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$263,750
At variable interest rates	—	—	—	—	—	—	—

						$250,000	$263,750

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On variable rate debt	—	—	—	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2013. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2013, we had long-term debt outstanding of $250.0 million, all of which is at fixed interest rates.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 13.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first three months of 2013, Euro functional currency operations generated approximately 25.8% of our sales and 25.2% of operating expenses and British Pound Sterling operations represented 7.0% of net sales and 6.8% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

3.31.13 Form 10-Q

PART II

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

2.1	Share Purchase Agreement, dated March 13, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. (as purchaser), P H. Glatfelter Company (as purchaser guarantor), Fortress Security Papers AG (as vendor) and Fortress Paper Ltd. (as vendor guarantor). Certain immaterial schedules to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules will be furnished to the Securities and Exchange Commission upon request.

10.1	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf.

10.2	Guaranty, dated April 17, 2013, executed by P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.DEF	XBRL Extension Defiinition Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Furnished herewith.

GLATFELTER

3.31.13 Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

May 9, 2013
	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

3.31.13 Form 10-Q

EXHIBIT INDEX

Exhibit Number	Description

2.1	Share Purchase Agreement, dated March 13, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. (as purchaser), P H. Glatfelter Company (as purchaser guarantor), Fortress Security Papers AG (as vendor) and Fortress Paper Ltd. (as vendor guarantor). Certain immaterial schedules to this exhibit have been omitted pursuant to the provisions of Regulation S-K, Item 601(b)(2). A copy of any of the omitted schedules will be furnished to the Securities and Exchange Commission upon request.

10.1	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf.

10.2	Guaranty, dated April 17, 2013, executed by P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.DEF	XBRL Extension Defiinition Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Furnished herewith.

GLATFELTER

3.31.13 Form 10-Q