Form 10-Q
period 2013-06-30
GLATFELTER P H CO
filed 2013-08-05
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Common Stock outstanding on July 31, 2013 totaled 43,083,433 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

JUNE 30, 2013

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2013	2012	2013	2012

Net sales	$425,967	$384,693	$831,156	$782,045
Energy and related sales, net	424	1,630	1,525	3,491

Total revenues	426,391	386,323	832,681	785,536
Costs of products sold	385,551	345,445	734,466	683,688

Gross profit	40,840	40,878	98,215	101,848

Selling, general and administrative expenses	34,528	30,113	68,015	60,080
Gains on dispositions of plant, equipment and timberlands, net	(19)	(6,961)	(92)	(6,998)

Operating income	6,331	17,726	30,292	48,766
Non-operating income (expense)
Interest expense	(4,514)	(4,159)	(8,355)	(8,428)
Interest income	46	103	148	226
Other, net	175	103	422	299

Total non-operating expense	(4,293)	(3,953)	(7,785)	(7,903)

Income before income taxes	2,038	13,773	22,507	40,863
Income tax provision	1,105	341	5,945	8,553

Net income	$933	$13,432	$16,562	$32,310

Earnings per share
Basic	$0.02	$0.31	$0.38	$0.75
Diluted	0.02	0.31	0.38	0.74

Cash dividends declared per common share	$0.10	$0.09	$0.20	$0.18

Weighted average shares outstanding
Basic	43,134	42,854	43,050	42,802
Diluted	44,202	43,558	44,119	43,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2013	2012	2013	2012

Net income	$933	$13,432	$16,562	$32,310

Foreign currency translation adjustments	3,727	(14,011)	(8,230)	(4,557)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(136), $183, $34, $(137) respectively	(395)	479	46	(341)
Unrecognized retirement obligations, net of taxes of $(2,263), $(1,804), $(4,576), $(3,669) respectively	3,773	2,913	7,600	5,930

Other comprehensive income (loss)	7,105	(10,619)	(584)	1,032

Comprehensive income	$8,038	$2,813	$15,978	$33,342

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2013	2012

Assets
Current assets
Cash and cash equivalents	$44,755	$97,679
Accounts receivable, net	182,739	139,904
Inventories	232,060	222,366
Prepaid expenses and other current assets	53,618	58,909

Total current assets	513,172	518,858

Plant, equipment and timberlands, net	697,389	621,186

Other assets	271,735	102,941

Total assets	$1,482,296	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$142,174	$133,389
Dividends payable	4,359	3,905
Environmental liabilities	125	125
Other current liabilities	111,662	113,489

Total current liabilities	258,320	250,908

Long-term debt	432,546	250,000

Deferred income taxes	96,234	62,046

Other long-term liabilities	146,935	140,352

Total liabilities	934,035	703,306

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	49,593	52,492
Retained earnings	827,456	819,593
Accumulated other comprehensive loss	(164,550)	(163,966)

	713,043	708,663
Less cost of common stock in treasury	(164,782)	(168,984)

Total shareholders’ equity	548,261	539,679

Total liabilities and shareholders’ equity	$1,482,296	$1,242,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2013	2012
Operating activities
Net income	$16,562	$32,310
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	32,024	34,053
Amortization of debt issue costs and original issue discount	649	608
Pension expense, net of unfunded benefits paid	6,433	5,141
Deferred income tax benefit	(971)	(26,040)
Gains on dispositions of plant, equipment and timberlands, net	(92)	(6,998)
Share-based compensation	3,587	3,336
Change in operating assets and liabilities
Accounts receivable	(20,008)	(12,779)
Inventories	2,071	(21,166)
Prepaid and other current assets	4,069	2,458
Accounts payable	7,357	9,825
Environmental matters	(26)	(26)
Accruals and other current liabilities	(15,857)	(455)
Cellulosic biofuel and alternative fuel mixture credits	9,406	7,403
Other	3,023	862

Net cash provided by operating activities	48,227	28,532

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(60,823)	(30,587)
Proceeds from disposals of plant, equipment and timberlands, net	92	7,189
Acquisition, net of cash acquired	(210,911)	—
Other	(225)	—

Net cash used by investing activities	(271,867)	(23,398)

Financing activities
Net borrowings under (repayments of) revolving credit facility	126,139	(9,000)
Payments of borrowing costs	(419)	—
Proceeds from term loan	56,091	—
Repurchases of common stock	—	(3,565)
Payments of dividends	(8,245)	(7,800)
(Payments) proceeds from share-based compensation awards and other	(2,332)	629

Net cash provided (used) by financing activities	171,234	(19,736)

Effect of exchange rate changes on cash	(518)	(238)

Net decrease in cash and cash equivalents	(52,924)	(14,840)
Cash and cash equivalents at the beginning of period	97,679	38,277

Cash and cash equivalents at the end of period	$44,755	$23,437

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$7,836	$7,625
Income taxes, net	5,466	22,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, our manufacturing facilities are located in Spring Grove, Pennsylvania; Chillicothe and Freemont, Ohio; Gatineau, Quebec, Canada; Lydney, England; Caerphilly, Wales; Gernsbach, Falkenhagen and Heidenau, Germany; Scaër, France; and the Philippines. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents, or directly to customers.

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

Recently Issued Accounting Pronouncements In February 2013, the FASB issued ASU 2013-02 –”Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires new disclosures about items reclassified out of accumulated other comprehensive income. We adopted the requirements of this standard in the first quarter of 2013.

3.	ACQUISITION

On April 30, 2013, we completed the acquisition of all outstanding shares of Dresden Papier GmbH (“Dresden”) from Fortress Paper Ltd. for approximately $211 million, net of cash acquired and subject to post-closing working capital adjustments. Dresden, based in Heidenau, Germany, is the leading global supplier of nonwoven wall covering base materials, and is a major supplier to most of the world’s largest wallpaper manufacturers. In 2012, Dresden’s revenues were approximately $150 million and it employed approximately 146 people at its state-of-the-art, 60,000 metric-ton-capacity manufacturing facility. We financed the acquisition through a combination of cash on hand and borrowings under our Revolving Credit Facility.

The acquisition of Dresden will add another industry-leading nonwovens product line to our Composite Fibers business, and broaden our relationship with leading producers of consumer and industrial products. This acquisition will also provide additional operational leverage and growth opportunities for Glatfelter globally, particularly in large markets such as Russia and China, and other developing markets in eastern Europe and Asia.

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

In thousands
Assets
Cash	$12,227
Accounts receivable	23,870
Inventory	13,864
Prepaid and other current assets	6,674
Plant, equipment and timberlands	60,951
Intangible assets	87,596
Goodwill	76,256

Total assets	281,438
Liabilities
Accounts payable and accrued expenses	20,360
Deferred tax liabilities	36,120
Other long term liabilities	1,820

Total liabilities	58,300

Total	223,138
less cash acquired	(12,227)

Total purchase price	$210,911

GLATFELTER

6.30.13 Form 10-Q

We are in the process of finalizing valuations necessary to account for this transaction in accordance with the acquisition method of accounting set forth in FASB ASC 805, Business Combinations. Accordingly, the purchase price allocation set forth above is based on all information available to us at the present time and is subject to change, and such changes could be material.

For purposes of allocating the total purchase price, assets acquired and liabilities assumed are recorded at their estimated fair market value. The allocation set forth above is based on management’s estimate of the fair value using valuation techniques such as discounted cash flow models, appraisals and similar methodologies. The amount allocated to intangible assets represents the estimated value of customer relationships, technological know-how and trade name.

Acquired property, plant and equipment are preliminarily being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 30 years. Intangible assets are being amortized on a straight-line basis over an average estimated remaining life of 17 years reflecting the expected future value. In addition, approximately $9.8 million of identifiable intangible assets have an indefinite life and are not being amortized.

The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce and similar factors. For tax purposes, none of the goodwill is deductible.

During the six months of 2013, we incurred legal, professional and advisory costs directly related to the Dresden acquisition totaling $3.2 million. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income.

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue and operating income of Dresden included in our consolidated results of operations totaled $27.7 million and $5.5 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2012:

	Three months ended June 30
In thousands, except per share	2013	2012
Pro forma
Net sales	$441,204	$424,836
Net income	6,643	19,607
Earnings per share	0.15	0.45

	Six months ended June 30
In thousands, except per share	2013	2012
Pro forma
Net sales	$887,975	$859,587
Net income	29,436	43,001
Earnings per share	0.67	.99

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

GLATFELTER

6.30.13 Form 10-Q

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first six months of 2013 and 2012, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2013
Timberlands		$—	$—
Other	n/a	92	92

Total		$92	$92

2012
Timberlands	3,345	$6,584	$6,415
Other	n/a	605	583

Total		$7,189	$6,998

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended
	June 30
In thousands, except per share	2013	2012
Net income	$933	$13,432

Weighted average common shares outstanding used in basic EPS	43,134	42,854
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	1,068	704

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,202	43,558

Earnings per share
Basic	$0.02	$0.31
Diluted	0.02	0.31

	Six months ended
	June 30
In thousands, except per share	2013	2012
Net income	$16,562	$32,310

Weighted average common shares outstanding used in basic EPS	43,050	42,802
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	1,069	727

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,119	43,529

Earnings per share
Basic	$0.38	$0.75
Diluted	0.38	0.74

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

in thousands	2013	2012
Three months ended June 30	—	559
Six months ended June 30	—	559

GLATFELTER

6.30.13 Form 10-Q

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets details of the changes in accumulated other comprehensive income (losses) for the three months ended June 30, 2013 and 2012.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on Cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at April 1, 2013	$(11,641)	$16	$(155,781)	$(4,249)	$(171,655)
Other comprehensive income before reclassifications (net of tax)	3,727	(531)	—	—	3,196
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	136	3,725	48	3,909

Net current period other comprehensive income (loss)	3,727	(395)	3,725	48	7,105

Balance at June 30, 2013	$(7,914)	$(379)	$(152,056)	$(4,201)	$(164,550)

Balance at April 1, 2012	$(1,589)	$365	$(149,951)	$(3,915)	$(155,090)
Other comprehensive income before reclassifications (net of tax)	(14,011)	870	—	—	(13,141)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(391)	2,964	(51)	2,522

Net current period other comprehensive income (loss)	(14,011)	479	2,964	(51)	(10,619)

Balance at June 30, 2012	$(15,600)	$844	$(146,987)	$(3,966)	$(165,709)

The following table sets details of the changes in accumulated other comprehensive income (losses) for the six months ended June 30, 2013 and 2012.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on Cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2013	$316	$(425)	$(159,560)	$(4,297)	$(163,966)
Other comprehensive income before reclassifications (net of tax)	(8,230)	(141)	—	—	(8,371)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	187	7,504	96	7,787

Net current period other comprehensive income (loss)	(8,230)	46	7,504	96	(584)

Balance at June 30, 2013	$(7,914)	$(379)	$(152,056)	$(4,201)	$(164,550)

Balance at January 1, 2012	$(11,043)	$1,185	$(153,002)	$(3,881)	$(166,741)
Other comprehensive income before reclassifications (net of tax)	(4,557)	461	—	—	(4,096)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(802)	6,015	(85)	5,128

Net current period other comprehensive income (loss)	(4,557)	(341)	6,015	(85)	1,032

Balance at June 30, 2012	$(15,600)	$844	$(146,987)	$(3,966)	$(165,709)

The following table sets forth reclassifications out of accumulated other comprehensive income for the three months and six months ended June 30, 2013 and 2012.

	Three months ended June 30		Six months ended June 30
In thousands	2013	2012	2013	2012
Description					Line Item in Statements of Income
Cash flow hedges (Note 15)

Gains (losses) on cash flow hedges	$188	$(545)	$258	$(1,116)	Costs of products sold
	(51)	154	(71)	314	Income tax provision

Net of tax	137	(391)	187	(802)
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	613	506	1,226	1,012	Costs of products sold
	161	108	322	215	Selling, general and administrative
Actuarial losses	4,025	3,392	8,139	6,882	Costs of products sold
	1,160	795	2,335	1,628	Selling, general and administrative

	5,959	4,801	12,022	9,737
	(2,234)	(1,836)	(4,518)	(3,722)	Income tax provision

Net of tax	3,725	2,965	7,504	6,015
Amortization of deferred benefit other plan items
Prior service costs	(100)	(190)	(201)	(380)	Costs of products sold
	(25)	(45)	(49)	(89)	Selling, general and administrative
Actuarial losses	155	118	310	256	Costs of products sold
	47	34	94	75	Selling, general and administrative

	77	(83)	154	(138)
	(29)	32	(58)	53	Income tax provision

Net of tax	48	(51)	96	(85)

Total reclassifications, net of tax	$3,910	$2,523	$7,787	$5,128

GLATFELTER

6.30.13 Form 10-Q

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of June 30, 2013 and December 31, 2012, we had $28.3 million and $30.4 million of gross unrecognized tax benefits. As of June 30, 2013, if such benefits were to be recognized, approximately $28.3 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2009 - 2012	N/A
State	2008 - 2012	2009
Canada (1)	2010 - 2012	2007 - 2011
Germany (1)	2007, 2010 - 2012	2008 - 2011
France	2010 - 2012	N/A
United Kingdom	2009 - 2012	N/A
Philippines	2012	2010-2011

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $14.5 million. Substantially all of this range relates to tax positions taken in the U.S., the U.K. and Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. During both the second quarter and first half of 2013, we recorded $0.3 million of interest expense. For the second quarter and first six months of 2012, we recognized $0.2 million and $0.4 million, respectively, of interest expense. As of June 30, 2013 and December 31, 2012, we had recognized a liability for interest of $1.6 million and $1.4 million, respectively. We did not record any penalties associated with uncertain tax positions during the first six months of 2013 or 2012.

8.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. In May 2013, our shareholders approved an increase of 1,030,000 in the number shares authorized to be issued under the LTIP.

Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units, performance share awards and stock only stock appreciation rights (“SOSARs”).

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

GLATFELTER

6.30.13 Form 10-Q

The following table summarizes RSU and PSA activity during the first six months of 2013 and 2012:

Units	2013	2012

Balance January 1,	847,679	788,088
Granted	180,602	206,278
Forfeited	(36,435)	(22,167)
Shares delivered	(111,730)	(94,830)

Balance June 30,	880,116	877,369

The amount granted in 2013 and 2012 includes PSAs of 151,955 and 161,083, respectively, exclusive of reinvested dividends. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
Dollars in thousands	2013	2012

Three months ended	$604	$703
Six months ended	1,324	1,279

Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2013		2012
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,121,454	$12.93	2,298,288	$12.35
Granted	361,923	18.36	356,570	15.55
Exercised	(435,562)	12.63	(65,637)	10.57
Canceled / forfeited	(73,901)	16.25	(10,000)	14.96

Outstanding at June 30,	1,973,914	$13.87	2,579,221	$12.82

SOSAR Grants
Weighted average grant date fair value per share	$5.64		$4.93
Aggregate grant date fair value (in thousands)	$2,042		$1,757
Black-Scholes assumptions
Dividend yield	2.18%		2.32%
Risk free rate of return	0.99%		1.02%
Volatility	39.62%		41.49%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2013	2012

Three months ended	$415	$372
Six months ended	800	726

GLATFELTER

6.30.13 Form 10-Q

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	June 30
In thousands	2013	2012
Pension Benefits
Service cost	$2,585	$2,625
Interest cost	5,480	5,762
Expected return on plan assets	(10,810)	(10,547)
Amortization of prior service cost	774	614
Amortization of unrecognized loss	5,185	4,187

Subtotal	$3,214	$2,641

Other Benefits
Service cost	$789	$708
Interest cost	545	607
Expected return on plan assets	—	(113)
Amortization of prior service cost	(125)	(235)
Amortization of unrecognized loss	202	152

Net periodic benefit cost	$1,411	$1,119

	Six months ended
	June 30
In thousands	2013	2012
Pension Benefits
Service cost	$5,796	$5,556
Interest cost	11,000	11,534
Expected return on plan assets	(21,713)	(21,110)
Amortization of prior service cost	1,548	1,227
Amortization of unrecognized loss	10,474	8,510

Subtotal	$7,105	$5,717

Other Benefits
Service cost	$1,578	$1,418
Interest cost	1,090	1,216
Expected return on plan assets	—	(226)
Amortization of prior service cost	(250)	(469)
Amortization of unrecognized loss	404	331

Net periodic benefit cost	$2,822	$2,270

10.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	June 30 2013	December 31 2012
Raw materials	$57,298	$61,084
In-process and finished	110,179	102,331
Supplies	64,583	58,951

Total	$232,060	$222,366

11.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

In thousands	June 30 2013	December 31 2012
Pension	$59,762	$53,734
Goodwill and intangibles	186,554	24,902
Other	25,419	24,305

Total	$271,735	$102,941

In connection with the Dresden acquisition completed April 30, 2013, we recorded $163.8 million of goodwill and intangible assets.

12.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30 2013	December 31 2012
In thousands
Revolving credit facility, due Nov. 2016	$126,750	$—
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	55,796	—

Total long-term debt	432,546	250,000
Less current portion	—	—

Long-term debt, net of current portion	$432,546	$250,000

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

GLATFELTER

6.30.13 Form 10-Q

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

On October 3, 2012, we completed an offering of $250 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC (the “Guarantors”).

Unamortized deferred debt issuance costs related to the offering of the 5.375% Notes totaled $4.5 million and $4.8 million as of June 30, 2013 and December 31, 2012, respectively, and are reported under the caption “Other assets” in the accompanying condensed consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the 5.375% Notes.

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

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of June 30, 2013, we met all of the requirements of our debt covenants.

On April 11, 2013, Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into an agreement with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”), pursuant to which Gernsbach borrowed from IKB €42.7 million (or approximately $55.6 million) aggregate principal amount (the “IKB Loan”).

The IKB Loan, guaranteed in full by us, is repayable in 32 quarterly installments beginning on June 30, 2015 and ending on March 31, 2023 and will bear interest at a rate of 2.05% per annum. Interest on the IKB Loan or portion thereof is payable quarterly in each year of the term of the loan with interest accruing from the date the loan or portion thereof is drawn.

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

As of June 30, 2013 and December 31, 2012, we had $5.2 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

13.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to be completed in 2016, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions, were accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first six months of 2013 and 2012:

In thousands	2013	2012
Balance at January 1,	$8,882	$9,679
Accretion	164	244
Payments	(2,332)	(463)

Balance at June 30,	$6,714	$9,460

GLATFELTER

6.30.13 Form 10-Q

At June 30, 2013 and December 31, 2012, $0.7 million and $3.6 million, respectively, is recorded in the accompanying condensed consolidated balance sheets under the caption “Other current liabilities” and the balance is recorded under the caption “Other long-term liabilities.”

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2013		December 31, 2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$251,899	$250,000	$260,340
2.05% Term Loan	55,796	54,431	—	—
Variable rate debt	126,750	126,750	—	—

Total	$432,546	$433,080	$250,000	$260,340

As of June 30, 2013, and December 31, 2012, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 15.

15.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

GLATFELTER

6.30.13 Form 10-Q

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30 2013	December 31 2012
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	24,626	27,003
U.S. dollar / Canadian dollar	12,698	12,369

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed statements of income under the caption “Other – net.”

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30 2013	December 31 2012
Derivative	Sell Notional
Sell / Buy
Euro / U.S. dollar	42,000	13,000
Euro / British Pound	6,165	4,000
Canadian dollar / U.S. dollar	2,000	2,000
U.S. dollar / Euro	—	2,000
U.S. dollar / Bristish Pound	8,000	—

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30 2013	December 31 2012	June 30 2013	December 31 2012
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$118	$107	$527	$751

Not designated as hedging:
Forward foreign currency exchange contracts	$—	$159	$224	$16

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty. The effect of netting the amounts presented above did not have a material effect on our consolidated financial position.

GLATFELTER

6.30.13 Form 10-Q

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2013	2012	2013	2012
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(188)	$545	$(258)	$1,117
Ineffective portion – other – net	(53)	86	26	226

Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(763)	$1,464	$(446)	$394

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2013	2012
Balance at January 1,	$(599)	$1,649
Deferred (losses) gains on cash flow hedges	(177)	639
Reclassified to earnings	258	(1,117)

Balance at June 30,	$(518)	$1,171

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

16.	SHARE REPURCHASES

In May 2012, our Board of Directors authorized a new share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases through June 30, 2013, made under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)

Remaining authorization		$20,538

During the first six months of 2013, no shares were repurchased.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

GLATFELTER

6.30.13 Form 10-Q

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

The PRPs consist of us, Appvion, Inc. (formerly known as Appleton Papers Inc.), CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation (“NCR”), U.S. Paper Mills Corp., and WTM I Company.

The Governments have identified manufacturing and recycling of NCR®-brand carbonless copy paper as the principal source of the PCBs in sediments at the Site. Our predecessor, the Bergstrom Paper Company, and later we operated a deinking paper mill in Neenah, Wisconsin. This mill received NCR®-brand carbonless copy paper in its furnish and discharged PCBs to Little Lake Butte des Morts, an impoundment of the river at the upstream end of the Site.

The United States Environmental Protection Agency (“EPA”) has divided the Site into five “operable units”, including the most upstream (“OU1”) and four downstream reaches of the river and bay (“OU2-5”). OU1 extends from primarily Lake Winnebago to the dam at Appleton, and is comprised of Little Lake Butte des Morts. The Neenah Facility discharged its wastewater into this portion of the site.

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

In November 2007, the EPA issued a unilateral administrative order for remedial action (“UAO”) to us and to seven other respondents directing us to implement the cleanup of the Site downstream of Little Lake Butte des Morts. Since that time, the district court has held that one of the respondents, Appvion, is not liable for this Site. In addition, the United States and the State of Wisconsin have entered into a settlement with another respondent, Georgia-Pacific LLP (“GP”), limiting GP’s responsibility to the downstream-most three miles of the river. Work has proceeded to implement the UAO, mostly funded by NCR and its indemnitors.

In January 2008, two of the UAO respondents, NCR and Appleton Papers Inc. (now known as Appvion), brought two actions, consolidated under the caption Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16-WCG (E.D. Wis.) (“Whiting Litigation”), that ultimately involved us and more than two dozen parties in litigation, to allocate among the parties the responsibility for response actions, response costs, and NRDs for this Site. Most of the parties responsible for relatively small discharges of PCBs settled with the Governments, resolving their liability. On June 27, 2013, the district court entered a final judgment that (a) neither NCR nor Appvion may pursue any other party for contribution, (b) NCR owes us and the other non-settling parties “full contribution” for any amounts we may have to pay on account of response actions or response costs downstream of Little Lake Butte des Morts or on account of NRDs, (c) NCR is not liable for response costs, response actions, or NRDs in Little Lake Butte des Morts, and (d) NCR owes us reimbursement of $4.28 million in costs we incurred in the past. NCR and Appvion have appealed that judgment. We have filed a cross-appeal of that judgment (as have several other defendants), challenging those portions of the judgment with which we disagree, including the ruling that NCR is not liable for response costs, response actions, or NRDs in Little Lake Butte des Morts. Until the Whiting Litigation judgment is affirmed on appeal, all past and future costs or damages incurred by any person remain the subject of litigation against us.

In October 2010, the United States and the State of Wisconsin sued us and thirteen other defendants to recover an injunction requiring the UAO respondents to complete the response actions required by the UAO and all parties to reimburse past and future response costs incurred by the Governments as well as to pay NRDs. That case is captioned United States v. NCR Corp., No. 1:10-cv-910-WCG (E.D. Wis.) (“Government Action”). To date, litigation of the Government Action has been limited to the United States’ claim against the UAO respondents for a mandatory injunction to require implementation of the remaining work under the UAO, that is, completion of the remedy in the 33 miles of the river downstream of Little Lake Butte des Morts. Following a trial in December 2012, on May 1, 2013, the district court granted that injunction (“May 2013 Order”). The May 2013 Order directs the Company “jointly and severally” along with three other defendants that are also enjoined (NCR, WTM I Company, and Menasha Corporation) to comply with the UAO. An accompanying declaratory judgment declares the Company and those three defendants jointly and severally liable with three additional defendants (Georgia-Pacific,

GLATFELTER

6.30.13 Form 10-Q

LLP, U.S. Paper Mills, Inc., and CBC Coatings, Inc.) that have entered into agreements with the United States governing those parties’ compliance with the UAO. The district court has denied NCR’s motion to require us to contribute to compliance with the injunction. We have appealed the May 2013 Order, as have NCR, WTM I, and Menasha.

Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that total past and future response costs and NRDs at this site may exceed $1 billion and that $1.5 billion is a reasonable “outside estimate.” Much of that amount has already been incurred. As described below, some of that amount is NRDs. The parties implementing the response action under the UAO in the downstream part of the river estimate the cost of work being done in 2013 and the future cost of work yet to be done totals approximately $360 million. The Governments seek to have that work done at a rate estimated to cost approximately $70 million each year from 2013 through 2016, and at lower rate afterward.

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

Reserves for the Site. As of June 30, 2013, our reserve for the Site, including our remediation and ongoing monitoring obligations in Little Lake Butte des Morts, our share of remediation of the rest of the Site, NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.3 million. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

Other Information. The Governments have published studies estimating the amount of PCBs discharged by each identified potentially responsible party’s (“PRP’s”)

GLATFELTER

6.30.13 Form 10-Q

facility to the lower Fox River and Green Bay. These reports estimate our Neenah mill’s share of the mass of PCBs discharged to be as high as 27%. The district court in its May 2013 Order found the discharge mass estimates used in these studies not to be accurate. We believe that the Neenah mill’s absolute and relative contribution of PCB mass is significantly lower than the estimates set forth in these studies. The trial court in the Government Action has found that the Neenah mill discharged an unknown amount of PCBs.

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

GLATFELTER

6.30.13 Form 10-Q

18.	SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the period indicated:

Three months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$217.0	$214.1	$142.6	$108.6	$66.4	$62.0	—	—	$426.0	$384.7
Energy and related sales, net	0.4	1.6	—	—	—	—	—	—	0.4	1.6

Total revenue	217.4	215.7	142.6	108.6	66.4	62.0	—	—	426.4	386.3
Cost of products sold	207.9	197.5	114.6	90.7	58.8	55.0	4.2	2.2	385.6	345.4

Gross profit (loss)	9.5	18.3	27.9	17.9	7.6	6.9	(4.2)	(2.2)	40.8	40.9
SG&A	13.4	14.0	11.5	10.0	2.4	2.3	7.3	3.8	34.5	30.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(7.0)	—	(7.0)

Total operating income (loss)	(3.9)	4.2	16.4	7.9	5.2	4.6	(11.5)	1.0	6.3	17.7
Non-operating expense	—	—	—	—	—	—	(4.3)	(4.0)	(4.3)	(4.0)

Income (loss) before income taxes	$(3.9)	$4.2	$16.4	$7.9	$5.2	$4.6	$(15.8)	$(3.0)	$2.0	$13.8

Supplementary Data
Net tons sold	195.7	186.8	35.0	23.0	23.7	22.7	—	—	254.4	232.5
Depreciation, depletion and amortization	$8.3	$9.0	$5.9	$5.8	$2.2	$2.2	0.2	—	$16.7	$17.0
Capital expenditures	8.2	9.1	18.8	6.3	1.9	0.9	0.6	0.1	29.4	16.4

Six months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$444.1	$437.9	$254.4	$220.6	$132.7	$123.6	—	—	$831.2	$782.0
Energy and related sales, net	1.5	3.5	—	—	—	—	—	—	1.5	3.5

Total revenue	445.6	441.4	254.4	220.6	132.7	123.6	—	—	832.7	785.5
Cost of products sold	403.4	386.1	205.0	182.3	118.4	110.1	7.7	5.2	734.5	683.7

Gross profit (loss)	42.3	55.3	49.4	38.3	14.3	13.4	(7.7)	(5.2)	98.2	101.8
SG&A	27.9	27.4	21.3	19.5	4.5	5.0	14.3	8.3	68.0	60.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	(7.0)	(0.1)	(7.0)

Total operating income (loss)	14.4	27.9	28.1	18.8	9.8	8.4	(21.9)	(6.5)	30.3	48.8
Non-operating expense	—	—	—	—	—	—	(7.8)	(7.9)	(7.8)	(7.9)

Income (loss) before income taxes	$14.4	$27.9	$28.1	$18.8	$9.8	$8.4	$(29.7)	$(14.4)	$22.5	$40.9

Supplementary Data
Net tons sold (thousands)	398.0	382.6	57.6	45.7	47.6	45.1	—	—	503.2	473.3
Depreciation, depletion and amortization	$16.6	$17.9	$10.6	$11.8	$4.4	$4.3	0.4	—	$32.0	$34.1
Capital expenditures	16.8	13.7	36.2	15.3	4.0	1.4	3.8	0.1	60.8	30.6

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

On April 30, 2013, we completed the acquisition of Dresden for $211 million. Dresden’s results are included prospectively from the acquisition date as part of the Composite Fibers business unit. For additional information related to this acquisition, refer to Note 3 – Acquisition.

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

- 19 - GLATFELTER 6.30.13 Form 10-Q

19.	GUARANTOR FINANCIAL STATEMENTS

Our 5.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income for the three months and six months ended June 30, 2013 and 2012, our condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012 and condensed consolidating cash flows for the six months ended June 30, 2013 and 2012. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended June 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$216,985	$13,284	$208,982	$(13,284)	$425,967
Energy and related sales, net	424	—	—	—	424

Total revenues	217,409	13,284	208,982	(13,284)	426,391
Costs of products sold	212,622	11,526	174,573	(13,170)	385,551

Gross profit	4,787	1,758	34,409	(114)	40,840
Selling, general and administrative expenses	16,324	692	17,512	—	34,528
Gains on dispositions of plant, equipment and timberlands, net	(15)	(2)	(2)	—	(19)

Operating income	(11,522)	1,068	16,899	(114)	6,331
Other non-operating income (expense)
Interest expense	(3,846)	—	(668)	—	(4,514)
Interest income	(649)	1,695	(1,000)	—	46
Other, net	13,029	58	714	(13,626)	175

Total other non-operating income (expense)	8,534	1,753	(954)	(13,626)	(4,293)

Income (loss) before income taxes	(2,988)	2,821	15,945	(13,740)	2,038
Income tax provision (benefit)	(3,921)	802	4,272	(48)	1,105

Net income (loss)	933	2,019	11,673	(13,692)	933
Other comprehensive income (loss)	7,105	1,379	3,119	(4,498)	7,105

Comprehensive income (loss)	$8,038	$3,398	$14,792	$(18,190)	$8,038

GLATFELTER

6.30.13 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended June 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$214,113	$12,002	$170,580	$(12,002)	$384,693
Energy and related sales, net	1,630	—	—	—	1,630

Total revenues	215,743	12,002	170,580	(12,002)	386,323
Costs of products sold	200,549	11,103	145,827	(12,034)	345,445

Gross profit	15,194	899	24,753	32	40,878
Selling, general and administrative expenses	17,691	602	11,820	—	30,113
Gains on dispositions of plant, equipment and timberlands, net	(497)	(6,451)	(13)	—	(6,961)

Operating income	(2,000)	6,748	12,946	32	17,726
Other non-operating income (expense)
Interest expense	(4,118)	—	(41)	—	(4,159)
Interest income	(712)	1,699	(884)	—	103
Other, net	13,611	285	388	(14,181)	103

Total other non-operating income (expense)	8,781	1,984	(537)	(14,181)	(3,953)

Income (loss) before income taxes	6,781	8,732	12,409	(14,149)	13,773
Income tax provision (benefit)	(6,651)	3,793	3,186	13	341

Net income (loss)	13,432	4,939	9,223	(14,162)	13,432
Other comprehensive income (loss)	(10,619)	(5,991)	(9,873)	15,864	(10,619)

Comprehensive income (loss)	$2,813	$(1,052)	$(650)	$1,702	$2,813

GLATFELTER

6.30.13 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

six months ended June 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$444,101	$28,300	$387,055	$(28,300)	$831,156
Energy and related sales – net	1,525	—	—	—	1,525

Total revenues	445,626	28,300	387,055	(28,300)	832,681
Costs of products sold	413,092	24,934	324,540	(28,100)	734,466

Gross profit	32,534	3,366	62,515	(200)	98,215
Selling, general and administrative expenses	36,924	1,232	29,859	—	68,015
Gains on dispositions of plant, equipment and timberlands, net	(15)	(75)	(2)	—	(92)

Operating income	(4,375)	2,209	32,658	(200)	30,292
Other non-operating income (expense)
Interest expense	(7,687)	—	(668)	—	(8,355)
Interest income	(1,410)	3,353	(1,795)	—	148
Other, net	25,963	120	1,454	(27,115)	422

Total other non-operating income (expense)	16,866	3,473	(1,009)	(27,115)	(7,785)

Income (loss) before income taxes	12,491	5,682	31,649	(27,315)	22,507
Income tax provision (benefit)	(4,071)	1,574	8,527	(85)	5,945

Net income (loss)	16,562	4,108	23,122	(27,230)	16,562
Other comprehensive income (loss)	(584)	(3,229)	(4,859)	8,088	(584)

Comprehensive income (loss)	$15,978	$879	$18,263	$(19,142)	$15,978

GLATFELTER

6.30.13 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

six months ended June 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net sales	$437,915	$27,372	$344,141	$(27,383)	$782,045
Energy and related sales, net	3,491	—	—	—	3,491

Total revenues	441,406	27,372	344,141	(27,383)	785,536
Costs of products sold	393,425	25,051	292,568	(27,356)	683,688

Gross profit	47,981	2,321	51,573	(27)	101,848
Selling, general and administrative expenses	34,727	1,341	24,012	—	60,080
Gains on dispositions of plant, equipment and timberlands, net	(522)	(6,451)	(25)	—	(6,998)

Operating income	13,776	7,431	27,586	(27)	48,766
Other non-operating income (expense)
Interest expense, net	(8,423)	—	(5)	—	(8,428)
Interest income	(1,363)	3,341	(1,752)	—	226
Other, net	24,800	374	861	(25,736)	299

Total other non-operating income (expense)	15,014	3,715	(896)	(25,736)	(7,903)

Income (loss) before income taxes	28,790	11,146	26,690	(25,763)	40,863
Income tax provision (benefit)	(3,520)	4,886	7,198	(11)	8,553

Net income (loss)	32,310	6,260	19,492	(25,752)	32,310
Other comprehensive income (loss)	1,032	—	(4,898)	4,898	1,032

Comprehensive income (loss)	$33,342	$6,260	$14,594	$(20,854)	$33,342

GLATFELTER

6.30.13 Form 10-Q

Condensed Consolidating Balance Sheet as of

June 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$10,692	$70	$33,993	$—	$44,755
Other current assets	252,822	423,888	279,690	(487,983)	468,417
Plant, equipment and timberlands, net	245,323	5,999	446,067	—	697,389
Other assets	812,656	158,974	207,181	(907,076)	271,735

Total assets	$1,321,493	$588,931	$966,931	$(1,395,059)	$1,482,296

Liabilities and Shareholders’ Equity
Current liabilities	$364,693	$40,877	$337,545	$(484,795)	$258,320
Long-term debt	250,000	—	182,546	—	432,546
Deferred income taxes	34,257	2,724	76,210	(16,957)	96,234
Other long-term liabilities	124,282	6,172	12,666	3,815	146,935

Total liabilities	773,232	49,773	608,967	(497,937)	934,035
Shareholders’ equity	548,261	539,158	357,964	(897,122)	548,261

Total liabilities and shareholders’ equity	$1,321,493	$588,931	$966,931	$(1,395,059)	$1,482,296

Condensed Consolidating Balance Sheet as of

December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets

Cash and cash equivalents	$43,748	$4,311	$49,620	$—	$97,679
Other current assets	204,961	387,627	214,568	(385,977)	421,179
Plant, equipment and timberlands, net	241,969	6,204	373,013	—	621,186
Other assets	787,348	160,741	45,133	(890,281)	102,941

Total assets	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities	$337,761	$6,041	$291,547	$(384,441)	$250,908
Long-term debt	250,000	—	—	—	250,000
Deferred income taxes	34,604	3,691	40,972	(17,221)	62,046
Other long-term liabilities	115,982	10,602	11,093	2,675	140,352

Total liabilities	738,347	20,334	343,612	(398,987)	703,306
Shareholders’ equity	539,679	538,549	338,722	(877,271)	539,679

Total liabilities and shareholders’ equity	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

GLATFELTER

6.30.13 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the six

months ended June 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$13,915	$1,383	$32,929	$—	$48,227
Investing activities
Expenditures for plant, equipment and timberlands	(20,603)	(15)	(40,205)	—	(60,823)
Proceeds from disposal of plant, equipment and timberlands, net	14	75	3	—	92
Repayments from (advances of) intercompany loans, net and other	(2,100)	(6,693)	—	8,793	—
Intercompany capital contributed	—	(91)	—	91	—
Acquisition, net of cash acquired	—	—	(210,911)	—	(210,911)
Other	(225)	—	—	—	(225)

Total investing activities	(22,914)	(6,724)	(251,113)	8,884	(271,867)
Financing activities
Net proceeds from indebtedness	—	—	182,230	—	182,230
Payments of note offering costs	(160)	—	(259)	—	(419)
Payment of dividends to shareholders	(8,245)	—	—	—	(8,245)
(Repayments) borrowings of intercompany loans, net	(13,320)	1,100	21,013	(8,793)	—
Intercompany capital received	—	—	91	(91)	—
Payments for share-based compensation awards and other	(2,332)	—	—	—	(2,332)

Total financing activities	(24,057)	1,100	203,075	(8,884)	171,234
Effect of exchange rate on cash	—	—	(518)	—	(518)

Net decrease in cash	(33,056)	(4,241)	(15,627)	—	(52,924)
Cash at the beginning of period	43,748	4,311	49,620	—	97,679

Cash at the end of period	$10,692	$70	$33,993	$—	$44,755

GLATFELTER

6.30.13 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the six

months ended June 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$3,464	$3,369	$21,699	$—	$28,532
Investing activities
Expenditures for plant, equipment and timberlands	(13,767)	(78)	(16,742)	—	(30,587)
Proceeds from disposals of plant, equipment and timberlands, net	533	6,620	36	—	7,189
Repayments from (advances of) intercompany loans, net	5,662	(9,381)	(514)	4,233	—

Total investing activities	(7,572)	(2,839)	(17,220)	4,233	(23,398)
Financing activities
Net (repayments of) proceeds from indebtedness	(9,000)	—	—	—	(9,000)
Payment of dividends to shareholders	(7,800)	—	—	—	(7,800)
Repurchases of common stock	(3,565)	—	—	—	(3,565)
(Repayments) borrowings of intercompany loans, net	22,300	—	(18,067)	(4,233)	—
Proceeds from stock options exercised and other	602	—	27	—	629

Total financing activities	2,537	—	(18,040)	(4,233)	(19,736)
Effect of exchange rate on cash	—	—	(238)	—	(238)

Net increase (decrease) in cash	(1,571)	530	(13,799)	—	(14,840)
Cash at the beginning of period	3,007	2,894	32,376	—	38,277

Cash at the end of period	$1,436	$3,424	$18,577	—	$23,437

GLATFELTER

6.30.13 Form 10-Q

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

•

Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, non-woven wall covering, metallized papers, composite laminates used for decorative furniture and flooring applications, and other technical specialty papers; and

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads, food pads, napkins, tablecloths, and baby wipes.

GLATFELTER

6.30.13 Form 10-Q

RESULTS OF OPERATIONS

Six months ended June 30, 2013 versus the Six months ended June 30, 2012

Overview For the first six months of 2013, net income was $16.6 million, or $0.38 per diluted share, compared with $32.3 million, or $0.74 per diluted share, in the same period of 2012.

The following table sets forth summarized results of operations:

	Six months ended June 30
In thousands, except per share	2013	2012
Net sales	$831,156	$782,045
Gross profit	98,215	101,848
Operating income	30,292	48,766
Net income	16,562	32,310
Earnings per diluted share	0.38	0.74

Effective April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) for approximately $211 million, net of cash acquired and subject to post-closing working capital adjustments. Our reported results include Dresden prospectively from the acquisition date, including $27.7 million of net sales and $5.5 million of operating profit.

In addition to the impact of including Dresden, the consolidated results of operations for the six months ended June 30, 2013 and 2012 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2013
Acquisition and integration costs	$(5,730)	$(0.13)
International legal entity restructuring costs	(453)	(0.01)
Timberland sales and related costs	282	0.01
2012
Conversion of alternative fuel mixture/Cellulosic biofuel credits	$4,440	$0.10
Timberland sales and related costs	3,696	0.08

The above items decreased earnings by $5.9 million, or $0.13 per diluted share, in first six months of 2013. Comparatively, in the first six months of 2012 earnings benefited by $8.1 million or $0.18 per diluted share from the items set forth above.

Although our growth-oriented fiber-based materials businesses reported improved results evidenced by a $10.7 million increase in operating profit, total operating income from our business units declined $2.8 million. Overall, shipping volumes increased 6.3% in the year-over-year comparison, or 3.8% excluding Dresden.

Specialty Papers’ operating income totaled $14.4 million and $27.9 million for the first six months of 2013 and 2012, respectively. Although shipping volumes increased 4.0%, this unit’s profitability was unfavorably impacted by operational disruptions and lower selling prices.

Composite Fibers’ operating income increased to $28.1 million from $18.8 million in the first six months of 2012 primarily due to the inclusion of Dresden, lower depreciation and improved operating efficiencies. Excluding Dresden, volumes shipped increased slightly.

Advanced Airlaid Materials’ operating income increased to $9.8 million compared with $8.4 million for the first six months of 2012, primarily reflecting higher shipping volumes.

GLATFELTER

6.30.13 Form 10-Q

Business Unit Performance

Six months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$444.1	$437.9	$254.4	$220.6	$132.7	$123.6	—	—	$831.2	$782.0
Energy and related sales, net	1.5	3.5	—	—	—	—	—	—	1.5	3.5

Total revenue	445.6	441.4	254.4	220.6	132.7	123.6	—	—	832.7	785.5
Cost of products sold	403.4	386.1	205.0	182.3	118.4	110.1	7.7	5.2	734.5	683.7

Gross profit (loss)	42.3	55.3	49.4	38.3	14.3	13.4	(7.7)	(5.2)	98.2	101.8
SG&A	27.9	27.4	21.3	19.5	4.5	5.0	14.3	8.3	68.0	60.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	(7.0)	(0.1)	(7.0)

Total operating income (loss)	14.4	27.9	28.1	18.8	9.8	8.4	(21.9)	(6.5)	30.3	48.8
Non-operating expense	—	—	—	—	—	—	(7.8)	(7.9)	(7.8)	(7.9)

Income (loss) before income taxes	$14.4	$27.9	$28.1	$18.8	$9.8	$8.4	$(29.7)	$(14.4)	$22.5	$40.9

Supplementary Data
Net tons sold (thousands)	398.0	382.6	57.6	45.7	47.6	45.1	—	—	503.2	473.3
Depreciation, depletion and amortization	$16.6	$17.9	$10.6	$11.8	$4.4	$4.3	0.4	—	$32.0	$34.1
Capital expenditures	16.8	13.7	36.2	15.3	4.0	1.4	3.8	0.1	60.8	30.6

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

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2013	2012	Change
Net sales	$831,156	$782,045	$49,111
Energy and related sales – net	1,525	3,491	(1,966)

Total revenues	832,681	785,536	47,145
Costs of products sold	734,466	683,688	50,778

Gross profit	$98,215	$101,848	$(3,633)

Gross profit as a percent of Net sales	11.8%	13.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2013	2012
Business Unit
Specialty Papers	53.4%	56.0%
Composite Fibers	30.6	28.2
Advanced Airlaid Material	16.0	15.8

Total	100.0%	100.0%

Net sales for the first six months of 2013 totaled $831.2 million, a 6.3% increase compared with $782.0 million for the same period of 2012. The increase was primarily due to the Dresden acquisition and organic growth of 2.5%. The remainder of the increase was due to a $2.2 million favorable impact from the translation of foreign currencies.

GLATFELTER

6.30.13 Form 10-Q

In the Specialty Papers business unit, net sales in the first six months of 2013 increased by $6.2 million, or 1.4%, primarily due to a 4.0% increase in shipping volumes. Average selling prices were $5.3 million lower in the comparison to the first six months of 2012.

Specialty Papers’ 2013 operating income for the first six months totaled $14.4 million, which was $13.5 million lower than the same period of 2012. Operating income was adversely impacted by lower average selling prices, operating disruptions, higher maintenance costs and lower sales of renewable energy credits.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first six months of 2013 and 2012:

	Six months ended June 30
In thousands	2013	2012	Change
Energy sales	$3,657	$2,112	$1,545
Costs to produce	(3,294)	(1,805)	(1,489)

Net	363	307	56
Renewable energy credits	1,162	3,184	(2,022)

Total	$1,525	$3,491	$(1,966)

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

Composite Fibers’ net sales totaled $254.4 million in the first six months of 2013, an increase of $33.8 million compared to the same period of 2012. The Dresden acquisition accounted for $27.7 million of the increase. On an organic basis, shipping volumes increased slightly, the mix was favorable and higher selling prices benefited the comparison by $1.1 million.

Operating income in the first six months increased $9.3 million, of which Dresden represented $5.5 million. The remaining increase was primarily due higher selling prices and shipping volumes together with improved operating efficiencies. Foreign currency translation unfavorably impacted operating income by $0.4 million compared with the prior-year period.

In Advanced Airlaid Materials, net sales increased $9.1 million, or 7.3%, primarily due to a 5.5% increase in shipping volumes, partially offset by $0.9 million from lower average selling prices. Foreign currency translation favorably affected the comparison by $0.9 million

Business unit operating income for the first six months of 2013 increased $1.4 million, or 16.7%, compared with the year-ago period primarily due to the increase in shipping volumes and a $0.5 million benefit from translation of foreign currencies. These favorable factors were partially offset by lower selling prices.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $21.9 million in the first six months of 2013 compared with $6.5 million in the first six months of 2012. Excluding the impact of sales of timberlands in the comparison, unallocated net operating expenses increased $8.4 million. The increase is primarily due to acquisition and integration related costs and higher pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended June 30
In thousands	2013	2012	Change
Recorded as:
Costs of products sold	$6,182	$4,538	$1,644
SG&A expense	923	1,179	(256)

Total	$7,105	$5,717	$1,388

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets.

Income taxes For the first six months of 2013, we recorded a provision for income taxes of $5.9 million on $22.5 million of pretax income, or 26.4%. The comparable amounts in the first six months of 2012 were income tax expense of $8.6 million on $40.9 million of pretax income, or 20.9%. Taxes recorded in the first half of 2013 include the impact of certain non-deductible acquisition costs related to the Dresden acquisition and a benefit from research and development credits. Since the applicable U.S. Federal legislation was not signed into law until after year end 2012, the 2013 effective tax rate includes a $1.2 million benefit from 2012 research and development tax credits in addition to those earned in the first half of 2013. Income taxes in the first half of 2012 benefited by $4.4 million from the conversion of alternative fuel mixture credits to cellulosic biofuel credits.

GLATFELTER

6.30.13 Form 10-Q

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first six months of 2013, Euro functional currency operations generated approximately 28.5% of our sales and 26.6% of operating expenses and British Pound Sterling operations represented 6.6% of net sales and 6.1% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2013 compared to the first six months 2012:

In thousands	Six months ended June 30
Favorable (unfavorable)
Net sales	$2,164
Costs of products sold	(1,904)
SG&A expenses	(145)
Income taxes and other	(237)

Net income	$(122)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2013 were the same as 2012. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2013 versus the Three months ended June 30, 2012

Overview For the second quarter of 2013, net income was $0.9 million, or $0.02 per diluted share, compared with $13.4 million, or $0.31 per diluted share, in the second quarter of 2012.

The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2013	2012
Net sales	$425,967	$384,693
Gross profit	40,840	40,878
Operating income	6,331	17,726
Net income	933	13,432
Earnings per diluted share	0.02	0.31

The consolidated results of operations for the three months ended June 30, 2013 and 2012 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2013
Acquisition and integration related costs	$(3,969)	$(0.09)
International legal entity restructuring costs	(193)	—
2012
Conversion of Alternative fuel mixture/Cellulosic biofuel credits	$4,440	$0.10
Timberland sales and related costs	3,696	0.08

The above items decreased earnings by $4.2 million, or $0.09 per diluted share, in the second quarter of 2013. Earnings in the second quarter of 2012 benefited by $8.1 million, or $0.18 per diluted share due to the items identified above.

GLATFELTER

6.30.13 Form 10-Q

Business Unit Performance

Three months ended June 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$217.0	$214.1	$142.6	$108.6	$66.4	$62.0	—	—	$426.0	$384.7
Energy and related sales, net	0.4	1.6	—	—	—	—	—	—	0.4	1.6

Total revenue	217.4	215.7	142.6	108.6	66.4	62.0	—	—	426.4	386.3
Cost of products sold	207.9	197.5	114.6	90.7	58.8	55.0	4.2	2.2	385.6	345.4

Gross profit (loss)	9.5	18.3	27.9	17.9	7.6	6.9	(4.2)	(2.2)	40.8	40.9
SG&A	13.4	14.0	11.5	10.0	2.4	2.3	7.3	3.8	34.5	30.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(7.0)	—	(7.0)

Total operating income (loss)	(3.9)	4.2	16.4	7.9	5.2	4.6	(11.5)	1.0	6.3	17.7
Non-operating expense	—	—	—	—	—	—	(4.3)	(4.0)	(4.3)	(4.0)

Income (loss) before income taxes	$(3.9)	$4.2	$16.4	$7.9	$5.2	$4.6	$(15.8)	$(3.0)	$2.0	$13.8

Supplementary Data
Net tons sold	195.7	186.8	35.0	23.0	23.7	22.7	—	—	254.4	232.5
Depreciation, depletion and amortization	$8.3	$9.0	$5.9	$5.8	$2.2	$2.2	0.2	—	$16.7	$17.0
Capital expenditures	8.2	9.1	18.8	6.3	1.9	0.9	0.6	0.1	29.4	16.4

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2013	2012	Change
Net sales	$425,967	$384,693	$41,274
Energy and related sales – net	424	1,630	(1,206)

Total revenues	426,391	386,323	40,068
Costs of products sold	385,551	345,445	40,106

Gross profit	$40,840	$40,878	$(38)

Gross profit as a percent of Net sales	9.6%	10.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2013	2012
Business Unit
Specialty Papers	50.9%	55.7%
Composite Fibers	33.5	28.2
Advanced Airlaid Material	15.6	16.1

Total	100.0%	100.0%

Net sales for the second quarter of 2013 totaled $426.0 million, a 10.7% increase compared with $384.7 million in the second quarter of 2012. The Dresden acquisition, whose results are included in Composite Fibers prospectively from the April 30, 2013 acquisition date, represented $27.7 million of the $41.3 million increase. On an organic basis, net sales increased 3.1%.

In the Specialty Papers business unit, 2013 first quarter net sales increased $2.9 million, or 1.3%, primarily due to a 4.7% increase in shipping volumes. Average selling prices were $3.5 million lower in the comparison to the second quarter of 2012.

During the second quarters of 2013 and 2012, the Company completed annually scheduled maintenance outages at the Chillicothe and Spring Grove facilities. The outages adversely impacted operating income by $21.7 million in the second quarter of 2013, compared with $19.9 million in the same quarter a year ago. In addition, the operating disruptions during the 2013 second quarter affected boiler operations, pulp production and paper machine efficiency, negatively impacting the quarter’s results by $3.6 million.

GLATFELTER

6.30.13 Form 10-Q

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the second quarters of 2013 and 2012:

	Three months ended June 30
In thousands	2013	2012	Change
Energy sales	$2,082	$1,073	$1,009
Costs to produce	(1,900)	(795)	(1,105)

Net	182	278	(96)
Renewable energy credits	242	1,352	(1,110)

Total	$424	$1,630	$(1,206)

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

Net sales for the Composite Fibers business unit increased $33.9 million, or 31.2 percent, primarily due to the inclusion of Dresden. On an organic basis, Composite Fibers’ net sales increased $5.4 million or 5.0%, primarily due to stronger shipments of single-serve coffee and tea products.

Composite Fibers’ second-quarter 2012 operating income increased by $8.5 million including $5.5 million from the Dresden acquisition, higher shipping volumes, production efficiency improvements and lower depreciation. Dresden’s results were adversely affected by approximately $0.8 million as a result of severe regional flooding which forced operations to be idled for five days.

During the second quarter of 2013, the Company completed the upgrade of a machine at the Gernsbach, Germany facility, restarting production in mid-May 2013. Downtime associated with the machine upgrade adversely impacted operating results by approximately $1.5 million during the second quarter.

Foreign currency translation favorably impacted operating income by $0.1 million compared with the prior-year quarter.

In Advanced Airlaid Materials, net sales increased $4.5 million, or 7.2%, primarily due to a 4.3% increase in shipping volumes and a $0.7 million benefit from foreign currency translations.

Second quarter 2013 business unit operating income increased $0.6 million, or 13.6%, compared with the year-ago quarter primarily due to the increase in shipping volumes and a $0.4 million benefit from favorable foreign currency translation. These benefits were partially offset by higher raw material and energy costs.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $11.5 million in the second quarter of 2013 compared with income of $1.0 million in the second quarter of 2012. Excluding the impact of timberland sales in the comparison, unallocated net operating expenses increased $5.5 million primarily due to acquisition and integration related costs and higher pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended June 30
In thousands	2013	2012	Change
Recorded as:
Costs of products sold	$2,932	$1,915	$1,017
SG&A expense	282	726	(444)

Total	$3,214	$2,641	$573

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets.

Income taxes For the second quarter of 2013, we recorded a provision for income taxes of $1.1 million on $2.0 million of pretax income, or 54.2%. The comparable amounts in the second quarter of 2012 were income tax expense of $0.3 million on $13.8 million of pretax income, or 2.5%. The 2013 effective tax rate reflects the impact of certain non-deductible acquisition costs related to the Dresden acquisition. Income taxes in the second quarter of 2012 benefited by $4.4 million from the conversion of alternative fuel mixture credits to cellulosic biofuel credits.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the second quarter of 2013, Euro functional currency operations generated approximately 31.1% of our sales and 27.9% of operating expenses and

GLATFELTER

6.30.13 Form 10-Q

British Pound Sterling operations represented 6.2% of net sales and 5.5% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2013 compared to the second quarter of 2012:

In thousands	Three months ended June 30
Favorable (unfavorable)
Net sales	$1,494
Costs of products sold	(961)
SG&A expenses	(94)
Income taxes and other	(216)

Net income	$223

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

	Six months ended June 30
In thousands	2013	2012
Cash and cash equivalents at beginning of period	$97,679	$38,277
Cash provided (used) by
Operating activities	48,227	28,532
Investing activities	(271,867)	(23,398)
Financing activities	171,234	(19,736)
Effect of exchange rate changes on cash	(518)	(238)

Net cash used	(52,924)	(14,840)

Cash and cash equivalents at end of period	$44,755	$23,437

As of June 30, 2013, we had $44.8 million in cash and cash equivalents and $218.1 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow increased by $19.7 million in the year-over-year comparison primarily due to a reduction in cash used for income taxes totaling $16.7 million.

Net cash used by investing activities increased by $248.5 million. In April 2013, we invested, net of cash acquired, $211 million to complete the acquisition of Dresden. In addition, we used $25.6 million to fund the Composite Fibers capacity expansion project. Capital expenditures totaled $60.8 million in 2013 compared with $30.6 million in 2012 and are expected to approximate $100 million to $105 million in 2013. During the first six months of 2012, we received $7.2 million in proceeds from sales of assets, primarily timberlands.

Net cash provided by financing activities totaled $171.2 million in the first six months of 2013, primarily reflecting additional borrowings to finance the Dresden acquisition as well as payment of dividends. On April 30, 2013 we completed the acquisition of Dresden for approximately $211 million, net of cash acquired. The acquisition was financed using a combination of cash on hand and

GLATFELTER

6.30.13 Form 10-Q

borrowings under our revolving credit facility. In the first six months of 2012, we used $19.7 million to reduce borrowings, pay dividends and repurchase common stock.

The following table sets forth our outstanding long-term indebtedness:

In thousands	June 30 2013	December 31 2012
Revolving credit facility, due Nov. 2016	$126,750	$—
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	55,796	—

Total long-term debt	432,546	250,000
Less current portion	—	—

Long-term debt, net of current portion	$432,546	$250,000

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2013, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1—Financial Statements – Note 12. As more fully discussed in this Note, in April 2013 we entered into a new ten year, fixed rate loan agreement in the amount of €42.7 million.

Cash dividends paid on common stock totaled $8.2 million and $7.8 million in the first six months of 2013 and 2012, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. In March 2013, the quarterly dividend was increased by 11%, to $0.10 per common share. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In May 2012, our Board of Directors authorized a share repurchase program for up to $25.0 million, exclusive of commissions, of our outstanding common stock. The following table summarizes share repurchases made under this program through June 30, 2013:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)

Remaining authorization		$20,538

No shares were repurchased under this program during the first six months of 2013.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. For example, on December 20, 2012, the Administrator of the U. S. Environmental Protection Agency signed new rules which could require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing options available to comply with these rules to understand the effect they may have on our operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our current estimate to implement viable options could result in capital spending of between $40 million to $70 million depending on the solutions available to comply with the regulations. However, the amount ultimately incurred may differ depending on our successful implementation of the chosen options. In addition, the timing of any additional capital spending is uncertain, although we currently expect to incur the majority of expenditures generally in 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

In addition, we may incur obligations to remove or mitigate any adverse effects on the environment resulting from our operations, including the restoration of natural resources and liability for personal injury and for damages to property and natural resources. See Item 1 – Financial Statements – Note 17 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 17, an unfavorable outcome of various environmental matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of June 30, 2013 and December 31, 2012, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

GLATFELTER

6.30.13 Form 10-Q

Outlook We expect Specialty Papers shipments to be slightly higher in the third quarter of 2013 compared to the second quarter reflecting the seasonal increases in book publishing. Overall selling prices and input costs are expected to be in line with the second quarter. In addition, we continue to actively work to improve operating performance compared to the second quarter of 2013.

Before giving effect to the Dresden acquisition, Composite Fibers’ shipments are anticipated to be slightly higher with a more favorable mix in the third quarter of 2013 compared to the second quarter. We expect selling prices to be generally in line with the second quarter levels and input costs to increase slightly. During the third quarter, we will complete an annual maintenance outage at the Dresden facility. The downtime associated with this outage is expected to negatively impact operating profit by approximately $2 million in the third quarter of 2013.

In connection with the Dresden acquisition, we expect to incur acquisition and integration costs of approximately $0.5 million, after tax, in each the third and fourth quarter and approximately $7 million, after tax, for the full year 2013.

Shipping volumes and selling prices for the Advanced Airlaid Materials business unit in the third quarter of 2013 are expected to be generally in line with the second quarter and input costs are expected to be slightly lower.

GLATFELTER

6.30.13 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At June 30, 2013
Dollars in thousands	2013	2014	2015	2016	2017	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$251,899
At fixed interest rates – Term Loan	39,745	55,796	54,750	48,822	41,847	55,796	54,431
At variable interest rates	86,468	126,750	126,750	112,860	—	126,750	126,750

						$432,546	$433,080

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loan	2.05%	2.05%	2.05%	2.05%	2.05%
On variable rate debt	1.85%	1.85%	1.85%	1.85%	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2013. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2013, we had long-term debt outstanding of $432.5 million, of which 29.3% is at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At June 30, 2013, the weighted-average interest rate paid was approximately 1.85%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.3 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 15.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2013, Euro functional currency operations generated approximately 28.5% of our sales and 26.6% of operating expenses and British Pound Sterling operations represented 6.6% of net sales and 6.1% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls On April 30, 2013, we completed the acquisition of Dresden. We are in the process of incorporating Dresden’s internal controls into our control structure. We consider the ongoing integration of Dresden a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

6.30.13 Form 10-Q

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

6.30.13 Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

August 5, 2013
	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

6.30.13 Form 10-Q

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

6.30.13 Form 10-Q