Form 10-Q
period 2013-09-30
GLATFELTER P H CO
filed 2013-11-12
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Common Stock outstanding on October 31, 2013 totaled 43,274,410 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2013

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2013	2012	2013	2012

Net sales	$456,648	$404,354	$1,287,804	$1,186,399
Energy and related sales, net	1,196	1,867	2,721	5,358

Total revenues	457,844	406,221	1,290,525	1,191,757
Costs of products sold	391,805	347,029	1,126,271	1,030,717

Gross profit	66,039	59,192	164,254	161,040

Selling, general and administrative expenses	34,480	29,380	102,495	89,460
Gains on dispositions of plant, equipment and timberlands, net	(282)	(1,473)	(374)	(8,471)

Operating income	31,841	31,285	62,133	80,051
Non-operating income (expense)
Interest expense	(4,788)	(4,152)	(13,143)	(12,580)
Interest income	92	106	240	332
Other, net	(34)	(4)	388	295

Total non-operating expense	(4,730)	(4,050)	(12,515)	(11,953)

Income before income taxes	27,111	27,235	49,618	68,098
Income tax provision (benefit)	(7,008)	7,136	(1,063)	15,689

Net income	$34,119	$20,099	$50,681	$52,409

Earnings per share
Basic	$0.79	$0.47	$1.18	$1.22
Diluted	0.77	0.46	1.15	1.20

Cash dividends declared per common share	$0.10	$0.09	$0.30	$0.27

Weighted average shares outstanding
Basic	43,251	42,837	43,118	42,814
Diluted	44,328	43,667	44,213	43,595

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2013	2012	2013	2012

Net income	$34,119	$20,099	$50,681	$52,409

Foreign currency translation adjustments	14,263	9,048	6,033	4,473
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $62, $196, $28 and $333, respectively	(154)	(495)	(108)	(836)
Unrecognized retirement obligations, net of taxes of $2,293, $1,787, $6,869 and $5,438, respectively	3,794	3,013	11,394	8,961

Other comprehensive income	17,903	11,566	17,319	12,598

Comprehensive income	$52,022	$31,665	$68,000	$65,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2013	2012

Assets
Current assets
Cash and cash equivalents	$63,635	$97,679
Accounts receivable, net	189,746	139,904
Inventories	230,418	222,366
Prepaid expenses and other current assets	57,922	58,909

Total current assets	541,721	518,858

Plant, equipment and timberlands, net	714,338	621,186

Other assets	275,400	102,941

Total assets	$1,531,459	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$139,301	$133,389
Dividends payable	4,361	3,905
Environmental liabilities	125	125
Other current liabilities	119,596	113,489

Total current liabilities	263,383	250,908

Long-term debt	438,581	250,000

Deferred income taxes	94,846	62,046

Other long-term liabilities	136,889	140,352

Total liabilities	933,699	703,306

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	51,123	52,492
Retained earnings	857,174	819,593
Accumulated other comprehensive loss	(146,647)	(163,966)

	762,194	708,663
Less cost of common stock in treasury	(164,434)	(168,984)

Total shareholders’ equity	597,760	539,679

Total liabilities and shareholders’ equity	$1,531,459	$1,242,985

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.13 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2013	2012
Operating activities
Net income	$50,681	$52,409
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	50,028	51,123
Amortization of debt issue costs and original issue discount	977	913
Pension expense, net of unfunded benefits paid	9,646	7,711
Deferred income tax benefit	(10,876)	(10,872)
Gains on dispositions of plant, equipment and timberlands, net	(374)	(8,471)
Share-based compensation	5,523	5,004
Change in operating assets and liabilities
Accounts receivable	(23,496)	(25,963)
Inventories	7,225	(14,160)
Prepaid and other current assets	4,659	(4,389)
Accounts payable	5,065	3,029
Environmental matters	135	(92)
Accruals and other current liabilities	(7,323)	14,510
Cellulosic biofuel and alternative fuel mixture credits	9,406	(9,387)
Other	(5,583)	(12,900)

Net cash provided by operating activities	95,693	48,465

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(86,089)	(45,027)
Proceeds from disposals of plant, equipment and timberlands, net	379	8,875
Acquisition, net of cash acquired	(210,911)	—
Other	(325)	(150)

Net cash used by investing activities	(296,946)	(36,302)

Financing activities
Net borrowings under (repayments of) revolving credit facility	126,139	(8,000)
Payments of borrowing costs	(419)	(102)
Proceeds from term loan	56,091	—
Repurchases of common stock	—	(4,060)
Payments of dividends	(12,603)	(11,696)
(Payments) proceeds from share-based compensation awards and other	(2,332)	1,461

Net cash provided (used) by financing activities	166,876	(22,397)

Effect of exchange rate changes on cash	333	279

Net decrease in cash and cash equivalents	(34,044)	(9,955)
Cash and cash equivalents at the beginning of period	97,679	38,277

Cash and cash equivalents at the end of period	$63,635	$28,322

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$9,388	$7,873
Income taxes, net	10,834	26,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.13 Form 10-Q

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

Recently Issued Accounting Pronouncements In February 2013, the FASB issued ASU 2013-02 –“Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires new disclosures about items reclassified out of accumulated other comprehensive income. We adopted the requirements of this standard in the first quarter of 2013.

3.	ACQUISITION

On April 30, 2013, we completed the acquisition of all outstanding shares of Dresden Papier GmbH (“Dresden”) from Fortress Paper Ltd. for approximately $211 million, net of cash acquired. Dresden, based in Heidenau, Germany, is the leading global supplier of nonwoven wallpaper base materials, and is a major supplier to most of the world’s largest wallpaper manufacturers. In 2012, Dresden’s revenues were approximately $150 million and it employed approximately 146 people at its state-of-the-art, 60,000 metric-ton-capacity manufacturing facility. We financed the acquisition through a combination of cash on hand and borrowings under our Revolving Credit Facility.

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

The share purchase agreement provides for, among other terms, indemnification provisions for claims that may arise, including among others, uncertain tax positions and other third party claims. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

In thousands	As originally presented	Cumulative Adjustments	Adjusted
Assets
Cash	$12,227	—	$12,227
Accounts receivable	23,870	—	23,870
Inventory	13,864	—	13,864
Prepaid and other current assets	6,674	1,386	8,060
Plant, equipment and timberlands	60,951	—	60,951
Intangible assets	87,596	—	87,596
Goodwill	76,256	(1,386)	74,870

Total assets	281,438	—	281,438
Liabilities
Accounts payable and accrued expenses	20,360	(107)	20,253
Deferred tax liabilities	36,120	—	36,120
Other long term liabilities	1,820	107	1,927

Total liabilities	58,300	—	58,300

Total	223,138	—	223,138
less cash acquired	(12,227)	—	(12,227)

Total purchase price	$210,911	—	$210,911

GLATFELTER

9.30.13 Form 10-Q

The adjustments set forth above did not impact previously reported results of operations, earnings per share, or cash flows.

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

The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, all of the goodwill is non-deductible.

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue and operating income of Dresden included in our consolidated results of operations for the first nine months of 2013 totaled $67.8 million and $12.3 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2012:

	Three months ended September 30
In thousands, except per share	2013	2012
Pro forma
Net sales	$456,648	$439,042
Net income	34,273	24,243
Diluted earnings per share	0.77	0.56

	Nine months ended September 30
In thousands, except per share	2013	2012
Pro forma
Net sales	$1,344,623	$1,298,629
Net income	63,709	67,244
Diluted earnings per share	1.44	1.54

During the first nine months of 2013, we incurred legal, professional and advisory costs directly related to the Dresden acquisition totaling $3.2 million. For purposes of presenting the above pro forma financial information, such costs have been eliminated. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. In addition, the pro forma financial information excludes $1.1 million of charges to costs of products sold related to the write up of inventory to fair value and $2.0 million of integration related costs. This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

GLATFELTER

9.30.13 Form 10-Q

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first nine months of 2013 and 2012, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2013
Timberlands	172	$287	$282
Other	n/a	92	92

Total		$379	$374

2012
Timberlands	4,324	$8,105	$7,867
Other	n/a	770	604

Total		$8,875	$8,471

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Three months ended September 30
In thousands, except per share	2013	2012
Net income	$34,119	$20,099

Weighted average common shares outstanding used in basic EPS	43,251	42,837
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	1,077	830

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,328	43,667

Earnings per share
Basic	$0.79	$0.47
Diluted	0.77	0.46

	Nine months ended September 30
In thousands, except per share	2013	2012
Net income	$50,681	$52,409

Weighted average common shares outstanding used in basic EPS	43,118	42,814
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	1,095	781

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,213	43,595

Earnings per share
Basic	$1.18	$1.22
Diluted	1.15	1.20

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

in thousands	2013	2012
Three months ended September 30	—	8
Nine months ended September 30	—	158

GLATFELTER

9.30.13 Form 10-Q

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended September 30, 2013 and 2012.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at July 1, 2013	$(7,914)	$(379)	$(152,056)	$(4,201)	$(164,550)
Other comprehensive income before reclassifications (net of tax)	14,263	(434)	—	—	13,829
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	280	3,746	48	4,074

Net current period other comprehensive income (loss)	14,263	(154)	3,746	48	17,903

Balance at September 30, 2013	$6,349	$(533)	$148,310	$(4,153)	$(146,647)

Balance at July 1, 2012	$(15,618)	$844	$(146,969)	$(3,966)	$(165,709)
Other comprehensive income before reclassifications (net of tax)	9,048	18	—	—	9,066
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(513)	3,057	(44)	2,500

Net current period other comprehensive income (loss)	9,048	(495)	3,057	(44)	11,566

Balance at September 30, 2012	$(6,570)	$349	$(143,912)	$(4,010)	$(154,143)

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the nine months ended September 30, 2013 and 2012.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2013	$316	$(425)	$(159,560)	$(4,297)	$(163,966)
Other comprehensive income before reclassifications (net of tax)	6,033	(575)	—	—	5,458
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	467	11,250	144	11,861

Net current period other comprehensive income (loss)	6,033	(108)	11,250	144	17,319

Balance at September 30, 2013	$6,349	$(533)	$148,310	$(4,153)	$(146,647)

Balance at January 1, 2012	$(11,043)	$1,185	$(153,002)	$(3,881)	$(166,741)
Other comprehensive income before reclassifications (net of tax)	4,473	479	—	—	4,952
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,315)	9,090	(129)	7,646

Net current period other comprehensive income (loss)	4,473	(836)	9,090	(129)	12,598

Balance at September 30, 2012	$(6,570)	$349	$(143,912)	$(4,010)	$(154,143)

GLATFELTER

9.30.13 Form 10-Q

The following table sets forth reclassifications out of accumulated other comprehensive income for the three months and nine months ended September 30, 2013 and 2012.

	Three months ended September 30		Nine months ended September 30
In thousands	2013	2012	2013	2012
Description					Line Item in Statements of Income
Cash flow hedges (Note 15)

(Gains) losses on cash flow hedges	$384	$(715)	$641	$(1,832)	Costs of products sold
	(104)	202	(174)	517	Income tax provision

Net of tax	280	(513)	467	(1,315)
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	572	482	1,838	1,519	Costs of products sold
	201	132	483	322	Selling, general and administrative
Actuarial losses	3,792	3,272	12,209	10,323	Costs of products sold
	1,445	983	3,502	2,442	Selling, general and administrative

	6,010	4,869	18,032	14,606
	(2,264)	(1,812)	(6,782)	(5,516)	Income tax provision

Net of tax	3,746	3,057	11,250	9,090
Amortization of deferred benefit other plan items
Prior service costs	(100)	(190)	(301)	(570)	Costs of products sold
	(25)	(44)	(74)	(133)	Selling, general and administrative
Actuarial losses	155	128	465	384	Costs of products sold
	47	37	141	112	Selling, general and administrative

	77	(69)	231	(207)
	(29)	25	(87)	78	Income tax provision

Net of tax	48	(44)	144	(129)

Total reclassifications, net of tax	$4,074	$2,500	$11,861	$7,646

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of September 30, 2013 and December 31, 2012, we had $16.7 million and $30.4 million of gross unrecognized tax benefits. As of September 30, 2013, if such benefits were to be recognized, approximately $16.7 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. The change was primarily due to the release of $9.9 million of uncertain tax positions related to alternative fuel mixture credits. The release was recorded in the third quarter in connection with the lapse of the statute of limitations.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

	Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2010 - 2012	N/A
State	2008 -2012	2009
Canada (1)	2010 - 2012	2007 - 2011
Germany (1)	2012	2007 - 2012
France	2010 -2012	N/A
United Kingdom	2009 - 2012	N/A
Philippines	2012	2010-2011

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of

GLATFELTER

9.30.13 Form 10-Q

matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $5.9 million. Substantially all of this range relates to tax positions taken in the U.S., the U.K. and Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. For the third quarter and first nine months of 2013, we recognized a net reduction of $0.4 million and $0.1 million, respectively, of interest expense. For the third quarter and first nine months of 2012, we recognized a net reduction of $0.3 million and $0.7 million, respectively, of interest expense. As of September 30, 2013 and December 31, 2012, we had recognized a liability for interest of $1.1 million and $1.4 million, respectively. We did not record any penalties associated with uncertain tax positions during the first nine months of 2013 or 2012.

In the third quarter of 2012, we amended our 2009 federal income tax return to claim a credit for a portion of the converted credits. This required us to return to the Internal Revenue Service $16.8 million, net of credits used to reduce estimated tax payments.

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

The following table summarizes RSU and PSA activity during the first nine months of 2013 and 2012:

Units	2013	2012

Balance January 1,	847,679	788,088
Granted	210,856	207,728
Forfeited	(40,991)	(29,825)
Shares delivered	(113,230)	(95,430)

Balance September 30,	904,314	870,561

The amount granted in 2013 and 2012 includes PSAs of 181,670 and 161,083, respectively, exclusive of reinvested dividends. The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	September 30
Dollars in thousands	2013	2012

Three months ended	$892	$680
Nine months ended	$2,216	1,959

Stock Only Stock Appreciation Rights (SOSARs) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

GLATFELTER

9.30.13 Form 10-Q

The following table sets forth information related to outstanding SOSARS.

	2013		2012
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,121,454	$12.93	2,298,288	$12.35
Granted	361,923	18.36	364,114	15.23
Exercised	(435,562)	12.63	(500,074)	12.06
Canceled / forfeited	(73,901)	16.25	(12,000)	14.96

Outstanding at September 30,	1,973,914	$13.87	2,150,328	$12.94

SOSAR Grants
Weighted average grant date fair value per share	$5.64		$4.94
Aggregate grant date fair value (in thousands)	$2,042		$1,797
Black-Scholes assumptions
Dividend yield	2.18%		2.31%
Risk free rate of return	0.99%		1.02%
Volatility	39.62%		41.48%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2013	2012

Three months ended	$398	$369
Nine months ended	1,198	1,095
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	September 30
In thousands	2013	2012
Pension Benefits
Service cost	$2,897	$2,778
Interest cost	5,504	5,770
Expected return on plan assets	(10,857)	(10,541)
Amortization of prior service cost	773	614
Amortization of unrecognized loss	5,237	4,255

Subtotal	$3,554	$2,876

Other Benefits
Service cost	$789	$709
Interest cost	545	608
Expected return on plan assets	—	(113)
Amortization of prior service cost	(125)	(234)
Amortization of unrecognized loss	202	165

Net periodic benefit cost	$1,411	$1,135

	Nine months ended
	September 30
In thousands	2013	2012
Pension Benefits
Service cost	$8,693	$8,334
Interest cost	16,504	17,304
Expected return on plan assets	(32,570)	(31,651)
Amortization of prior service cost	2,321	1,841
Amortization of unrecognized loss	15,711	12,765

Subtotal	$10,659	$8,593

Other Benefits
Service cost	$2,367	$2,127
Interest cost	1,635	1,824
Expected return on plan assets	—	(339)
Amortization of prior service cost	(375)	(703)
Amortization of unrecognized loss	606	496

Net periodic benefit cost	$4,233	$3,405

GLATFELTER

9.30.13 Form 10-Q

10.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	September 30 2013	December 31 2012
Raw materials	$61,246	$61,084
In-process and finished	102,745	102,331
Supplies	66,427	58,951

Total	$230,418	$222,366

11.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

In thousands	September 30 2013	December 31 2012
Pension	$62,775	$53,734
Goodwill and intangibles	189,862	24,902
Other	22,763	24,305

Total	$275,400	$102,941

In connection with the Dresden acquisition completed April 30, 2013, we recorded $74.9 million of goodwill and $87.6 million of intangible assets.

12.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	September 30 2013	December 31 2012
Revolving credit facility, due Nov. 2016	$130,940	$—
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	57,641	—

Total long-term debt	438,581	250,000
Less current portion	—	—

Long-term debt, net of current portion	$438,581	$250,000

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

Unamortized deferred debt issuance costs related to the offering of the 5.375% Notes totaled $4.3 million and $4.8 million as of September 30, 2013 and December 31, 2012, respectively, and are reported under the caption “Other assets” in the accompanying condensed consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the 5.375% Notes.

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

GLATFELTER

9.30.13 Form 10-Q

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of September 30, 2013, we met all of the requirements of our debt covenants.

On April 11, 2013, Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into an agreement with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”), pursuant to which Gernsbach borrowed from IKB approximately €42.7 million (or $57.6 million) aggregate principal amount (the “IKB Loan”).

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

As of September 30, 2013 and December 31, 2012, we had $5.2 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

13.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to be completed in 2016, will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first nine months of 2013 and 2012:

In thousands	2013	2012
Balance at January 1,	$8,882	$9,679
Accretion	234	347
Payments	(2,719)	(945)
Gain	(1,255)	—

Balance at September 30,	$5,142	$9,081

During the third quarter of 2013, we recognized a $1.3 million gain related to the progress of closure activities for a portion of the lagoons required to be retired. The gain is reflected in the accompanying condensed consolidated statements of income under the caption “costs of products sold.”

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

In millions	September 30 2013	December 31 2012
Other current liabilities	$1.2	$3.6
Other long-term liabilities	3.9	5.3

Total	$5.1	$8.9

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2013		December 31, 2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$254,321	$250,000	$260,340
2.05% Term loan	57,641	55,917	—	—
Variable rate debt	130,940	130,940	—	—

Total	$438,581	$441,178	$250,000	$260,340

As of September 30, 2013, and December 31, 2012, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as

GLATFELTER

9.30.13 Form 10-Q

well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 15.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30 2013	December 31 2012
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	25,275	27,003
U.S. dollar / Canadian dollar	13,317	12,369

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed statements of income under the caption “Other – net.”

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30 2013	December 31 2012
Derivative	Sell (Buy) Notional
Sell / Buy
Euro / U.S. dollar	18,000	13,000
Euro / British Pound	(8,000)	4,000
Euro / British Pound	5,000	—
Canadian dollar / U.S. dollar	2,000	2,000
U.S. dollar / Euro	6,000	2,000
U.S. dollar / British Pound	6,000	—

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

9.30.13 Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30 2013	December 31 2012	September 30 2013	December 31 2012
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$40	$107	$675	$751

Not designated as hedging:
Forward foreign currency exchange contracts	$42	$159	$67	$16

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2013	2012	2013	2012
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(384)	$715	$(641)	$1,832
Ineffective portion – other – net	49	18	74	244
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(348)	$(684)	$(794)	$(290)

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2013	2012
Balance at January 1,	$(599)	$1,649
Deferred (losses) gains on cash flow hedges	(778)	663
Reclassified to earnings	641	(1,832)

Balance at September 30,	$(736)	$480

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

9.30.13 Form 10-Q

16.	SHARE REPURCHASES

In May 2012, our Board of Directors authorized a new share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases through September 30, 2013, made under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)

Remaining authorization		$20,538

During the first nine months of 2013, no shares were repurchased.

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

In January 2008, two of the UAO respondents, NCR and Appleton Papers Inc. (now known as Appvion), brought two actions, consolidated under the caption Appleton Papers Inc. v. George A. Whiting Paper Co., No. 2:08-cv-16-WCG (E.D. Wis.) (“Whiting Litigation”), that ultimately involved us and more than two dozen parties in litigation to allocate among the parties the responsibility for response actions, response costs, and NRDs for this Site. Most of the parties responsible for relatively small discharges of PCBs settled with the Governments, resolving their liability. On June 27, 2013, the district court entered a final judgment that (a) neither NCR nor Appvion may pursue any other party for contribution, (b) NCR owes us and the other non-settling parties “full contribution” for any amounts we may have to pay on account of response actions or response costs downstream of Little Lake Butte des Morts or on account of NRDs, (c) NCR is not liable for response costs, response actions, or

GLATFELTER

9.30.13 Form 10-Q

NRDs in Little Lake Butte des Morts, and (d) NCR owes us reimbursement of $4.28 million in costs we incurred in the past. NCR and Appvion have appealed that judgment. We have filed a cross-appeal of that judgment (as have several other defendants), challenging those portions of the judgment with which we disagree, including the ruling that NCR is not liable for response costs, response actions, or NRDs in Little Lake Butte des Morts. Until the Whiting Litigation judgment is affirmed on appeal, all past and future costs or damages incurred by any person remain the subject of litigation against us.

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

Reserves for the Site. As of September 30, 2013, our reserve for the Site, including our remediation and ongoing monitoring obligations in Little Lake Butte des Morts, our share of remediation of the rest of the Site, NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.3 million. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

GLATFELTER

9.30.13 Form 10-Q

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

GLATFELTER

9.30.13 Form 10-Q

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

GLATFELTER

9.30.13 Form 10-Q

18. SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the period indicated:

Three months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$225.7	$232.6	$161.5	$110.8	$69.5	$60.9	$—	$—	$456.6	$404.4
Energy and related sales, net	1.2	1.9	—	—	—	—	—	—	1.2	1.9

Total revenue	226.9	234.5	161.5	110.8	69.5	60.9	—	—	457.8	406.2
Cost of products sold	196.4	199.1	129.5	91.2	63.7	54.1	2.3	2.6	391.8	347.0

Gross profit (loss)	30.5	35.4	31.9	19.7	5.8	6.8	(2.3)	(2.6)	66.0	59.2
SG&A	12.5	14.0	13.0	9.4	1.9	2.2	7.1	3.9	34.5	29.4
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.3)	(1.5)	(0.3)	(1.5)

Total operating income (loss)	18.1	21.4	18.9	10.3	3.9	4.6	(9.1)	(5.0)	31.8	31.3
Non-operating expense	—	—	—	—	—	—	(4.7)	(4.1)	(4.7)	(4.1)

Income (loss) before income taxes	$18.1	$21.4	$18.9	$10.3	$3.9	$4.6	$(13.8)	$(9.0)	$27.1	$27.2

Supplementary Data
Net tons sold	203.6	204.5	40.3	23.5	24.8	22.8	—	—	268.7	250.9
Depreciation, depletion and amortization	$8.3	$9.2	$7.1	$5.7	$2.2	$2.1	0.4	—	$18.0	$17.1
Capital expenditures	11.1	5.4	12.8	7.5	0.8	1.4	0.7	0.1	25.3	14.4

Nine months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$669.8	$670.5	$415.9	$331.4	$202.2	$184.5	$—	$—	$1,287.8	$1,186.4
Energy and related sales, net	2.7	5.4	—	—	—	—	—	—	2.7	5.4

Total revenue	672.5	675.9	415.9	331.4	202.2	184.5	—	—	1,290.5	1,191.8
Cost of products sold	599.7	585.2	334.5	273.5	182.0	164.3	10.0	7.8	1,126.3	1,030.7

Gross profit (loss)	72.8	90.7	81.3	57.9	20.1	20.2	(10.0)	(7.8)	164.3	161.0
SG&A	40.3	41.3	34.4	28.8	6.4	7.2	21.3	12.2	102.5	89.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.4)	(8.5)	(0.4)	(8.5)

Total operating income (loss)	32.5	49.4	46.9	29.1	13.7	13.0	(31.0)	(11.5)	62.1	80.1
Non-operating expense	—	—	—	—	—	—	(12.5)	(12.0)	(12.5)	(12.0)

Income (loss) before income taxes	$32.5	$49.4	$46.9	$29.1	$13.7	$13.0	$(43.5)	$(23.4)	$49.6	$68.1

Supplementary Data
Net tons sold (thousands)	601.6	587.1	97.9	69.2	72.4	67.9	—	—	771.9	724.2
Depreciation, depletion and amortization	$24.9	$27.1	$17.7	$17.6	$6.6	$6.5	0.8	—	$50.0	$51.1
Capital expenditures	27.9	19.1	49.0	22.9	4.8	2.8	4.4	0.2	86.1	45.0

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

9.30.13 Form 10-Q

19.	GUARANTOR FINANCIAL STATEMENTS

Our 5.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., The Glatfelter Pulp Wood Company, and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income for the three months and nine months ended September 30, 2013 and 2012, our condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012 and condensed consolidating cash flows for the nine months ended September 30, 2013 and 2012. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis.

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended September 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$225,690	$12,688	$230,958	$(12,688)	$456,648
Energy and related sales, net	1,196	—	—	—	1,196

Total revenues	226,886	12,688	230,958	(12,688)	457,844
Costs of products sold	201,414	10,907	192,209	(12,725)	391,805

Gross profit	25,472	1,781	38,749	37	66,039
Selling, general and administrative expenses	15,716	677	18,087	—	34,480
Gains on dispositions of plant, equipment and timberlands, net	(3)	(282)	3	—	(282)

Operating income	9,759	1,386	20,659	37	31,841
Other non-operating income (expense)
Interest expense	(3,885)	—	(903)	—	(4,788)
Interest income	(621)	2,344	(1,631)	—	92
Other, net	19,377	162	(587)	(18,986)	(34)

Total other non-operating income (expense)	14,871	2,506	(3,121)	(18,986)	(4,730)

Income (loss) before income taxes	24,630	3,892	17,538	(18,949)	27,111
Income tax provision (benefit)	(9,489)	(364)	2,827	18	(7,008)

Net income (loss)	34,119	4,256	14,711	(18,967)	34,119
Other comprehensive income	17,903	6,400	(219)	(6,181)	17,903

Comprehensive income (loss)	$52,022	$10,656	$14,492	$(25,148)	$52,022

GLATFELTER

9.30.13 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended September 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$232,620	$13,936	$171,734	$(13,936)	$404,354
Energy and related sales, net	1,867	—	—	—	1,867

Total revenues	234,487	13,936	171,734	(13,936)	406,221
Costs of products sold	203,084	12,472	145,377	(13,904)	347,029

Gross profit	31,403	1,464	26,357	(32)	59,192
Selling, general and administrative expenses	16,842	880	11,658	—	29,380
Gains on dispositions of plant, equipment and timberlands, net	16	(1,489)	—	—	(1,473)

Operating income	14,545	2,073	14,699	(32)	31,285
Other non-operating income (expense)
Interest expense	(4,152)	—	—	—	(4,152)
Interest income	(765)	1,779	(908)	—	106
Other, net	12,016	269	238	(12,527)	(4)

Total other non-operating income (expense)	7,099	2,048	(670)	(12,527)	(4,050)

Income (loss) before income taxes	21,644	4,121	14,029	(12,559)	27,235
Income tax provision (benefit)	1,545	1,637	3,967	(13)	7,136

Net income (loss)	20,099	2,484	10,062	(12,546)	20,099
Other comprehensive income	11,566	3,923	5,356	(9,279)	11,566

Comprehensive income (loss)	$31,665	$6,407	$15,418	$(21,825)	$31,665

GLATFELTER

9.30.13 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

nine months ended September 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$669,792	$40,988	$618,012	$(40,988)	$1,287,804
Energy and related sales – net	2,721	—	—	—	2,721

Total revenues	672,513	40,988	618,012	(40,988)	1,290,525
Costs of products sold	614,507	35,843	516,747	(40,826)	1,126,271

Gross profit	58,006	5,145	101,265	(162)	164,254
Selling, general and administrative expenses	52,640	1,909	47,946	—	102,495
Gains on dispositions of plant, equipment and timberlands, net	(17)	(357)	—	—	(374)

Operating income	5,383	3,593	53,319	(162)	62,133
Other non-operating income (expense)
Interest expense	(11,573)	—	(1,570)	—	(13,143)
Interest income	(2,031)	5,697	(3,426)	—	240
Other, net	45,342	283	868	(46,105)	388

Total other non-operating income (expense)	31,738	5,980	(4,128)	(46,105)	(12,515)

Income (loss) before income taxes	37,121	9,573	49,191	(46,267)	49,618
Income tax provision (benefit)	(13,560)	1,210	11,353	(66)	(1,063)

Net income (loss)	50,681	8,363	37,838	(46,201)	50,681
Other comprehensive income	17,319	3,171	(5,078)	1,907	17,319

Comprehensive income (loss)	$68,000	$11,534	$32,760	$(44,294)	$68,000

GLATFELTER

9.30.13 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

nine months ended September 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$670,536	$41,307	$515,874	$(41,318)	$1,186,399
Energy and related sales, net	5,358	—	—	—	5,358

Total revenues	675,894	41,307	515,874	(41,318)	1,191,757
Costs of products sold	596,508	37,524	437,945	(41,260)	1,030,717

Gross profit	79,386	3,783	77,929	(58)	161,040
Selling, general and administrative expenses	51,570	2,220	35,670	—	89,460
Gains on dispositions of plant, equipment and timberlands, net	(506)	(7,940)	(25)	—	(8,471)

Operating income	28,322	9,503	42,284	(58)	80,051
Other non-operating income (expense)
Interest expense	(12,575)	—	(5)	—	(12,580)
Interest income	(2,129)	5,121	(2,660)	—	332
Other, net	36,817	642	1,099	(38,263)	295

Total other non-operating income (expense)	22,113	5,763	(1,566)	(38,263)	(11,953)

Income (loss) before income taxes	50,435	15,266	40,718	(38,321)	68,098
Income tax provision (benefit)	(1,974)	6,523	11,165	(25)	15,689

Net income (loss)	52,409	8,743	29,553	(38,296)	52,409
Other comprehensive income	12,598	1,815	1,366	(3,181)	12,598

Comprehensive income (loss)	$65,007	$10,558	$30,919	$(41,477)	$65,007

GLATFELTER

9.30.13 Form 10-Q

Condensed Consolidating Balance Sheet as of

September 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$34,505	$88	$29,042	$—	$63,635
Other current assets	277,452	365,428	302,465	(467,259)	478,086
Plant, equipment and timberlands, net	244,090	5,877	464,371	—	714,338
Other assets	848,779	244,498	210,969	(1,028,846)	275,400

Total assets	$1,404,826	$615,891	$1,006,847	$(1,496,105)	$1,531,459

Liabilities and Shareholders’ Equity
Current liabilities	$409,815	$56,244	$264,980	$(467,656)	$263,383
Long-term debt	250,000	—	503,131	(314,550)	438,581
Deferred income taxes	32,601	1,893	77,880	(17,528)	94,846
Other long-term liabilities	114,650	6,234	13,250	2,755	136,889

Total liabilities	807,066	64,371	859,241	(796,979)	933,699
Shareholders’ equity	597,760	551,520	147,606	(699,126)	597,760

Total liabilities and shareholders’ equity	$1,404,826	$615,891	$1,006,847	$(1,496,105)	$1,531,459

Condensed Consolidating Balance Sheet as of

December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$43,748	$4,311	$49,620	$—	$97,679
Other current assets	204,961	387,627	214,568	(385,977)	421,179
Plant, equipment and timberlands, net	241,969	6,204	373,013	—	621,186
Other assets	787,348	160,741	45,133	(890,281)	102,941

Total assets	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities	$337,761	$6,041	$291,547	$(384,441)	$250,908
Long-term debt	250,000	—	—	—	250,000
Deferred income taxes	34,604	3,691	40,972	(17,221)	62,046
Other long-term liabilities	115,982	10,602	11,093	2,675	140,352

Total liabilities	738,347	20,334	343,612	(398,987)	703,306
Shareholders’ equity	539,679	538,549	338,722	(877,271)	539,679

Total liabilities and shareholders’ equity	$1,278,026	$558,883	$682,334	$(1,276,258)	$1,242,985

GLATFELTER

9.30.13 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$36,772	$(4,431)	$63,123	$229	$95,693
Investing activities
Expenditures for plant, equipment and timberlands	(32,007)	(68)	(53,805)	(209)	(86,089)
Proceeds from disposals of plant, equipment and timberlands, net	22	357	—	—	379
Repayments from (advances of) intercompany loans, net and other	820	(810)	—	(10)	—
Intercompany capital contributed	—	(91)	—	91	—
Acquisitions, net of cash acquired	—	—	(210,911)	—	(210,911)
Other	(325)	—	—	—	(325)

Total investing activities	(31,490)	(612)	(264,716)	(128)	(296,946)
Financing activities
Net proceeds from indebtedness	—	—	182,230	—	182,230
Payments of note offering costs	(160)	—	(259)	—	(419)
Payment of dividends to shareholders	(12,603)	—	—	—	(12,603)
(Repayments) borrowings of intercompany loans, net	570	820	(1,380)	(10)	—
Intercompany capital received	—	—	91	(91)	—
Payments for share-based compensation awards and other	(2,332)	—	—	—	(2,332)

Total financing activities	(14,525)	820	180,682	(101)	166,876
Effect of exchange rate on cash	—	—	333	—	333

Net decrease in cash	(9,243)	(4,223)	(20,578)	—	(34,044)
Cash at the beginning of period	43,748	4,311	49,620	—	97,679

Cash at the end of period	$34,505	$88	$29,042	$—	$63,635

GLATFELTER

9.30.13 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$9,196	$4,971	$34,298	$—	$48,465
Investing activities
Expenditures for plant, equipment and timberlands	(19,035)	(281)	(25,711)	—	(45,027)
Proceeds from disposals of plant, equipment and timberlands, net	654	8,185	36	—	8,875
Repayments from (advances of) intercompany loans, net	13,397	(2,722)	(514)	(10,161)	—
Other	(150)	—	—	—	(150)

Total investing activities	(5,134)	5,182	(26,189)	(10,161)	(36,302)
Financing activities
Net (repayments of) proceeds from indebtedness	(8,000)	—	—	—	(8,000)
Payments of note offering costs	(102)	—	—	—	(102)
Payment of dividends to shareholders	(11,696)	—	—	—	(11,696)
Repurchases of common stock	(4,060)	—	—	—	(4,060)
(Repayments) borrowings of intercompany loans, net	18,510	(7,400)	(21,271)	10,161	—
Proceeds from stock options exercised and other	1,434	—	27	—	1,461

Total financing activities	(3,914)	(7,400.0)	(21,244)	10,161	(22,397)
Effect of exchange rate on cash	—	—	279	—	279

Net increase (decrease) in cash	148	2,753	(12,856)	—	(9,955)
Cash at the beginning of period	3,007	2,894	32,376	—	38,277

Cash at the end of period	$3,155	$5,647	$19,520	$—	$28,322

GLATFELTER

9.30.13 Form 10-Q

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

GLATFELTER

9.30.13 Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2013 versus the Nine months ended September 30, 2012

Overview For the first nine months of 2013, net income was $50.7 million, or $1.15 per diluted share, compared with $52.4 million, or $1.20 per diluted share, in the same period of 2012.

The following table sets forth summarized results of operations:

	Nine months ended September 30
In thousands, except per share	2013	2012
Net sales	$1,287,804	$1,186,399
Gross profit	164,254	161,040
Operating income	62,133	80,051
Net income	50,681	52,409
Earnings per diluted share	1.15	1.20

Effective April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) for approximately $211 million, net of cash acquired. Our reported results include Dresden prospectively from the acquisition date, including $67.8 million of net sales and $12.3 million of operating profit.

In addition to the impact of including Dresden, the consolidated results of operations for the nine months ended September 30, 2013 and 2012 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2013
Acquisition and integration costs	$(5,884)	$(0.13)
International legal entity restructuring costs	(570)	(0.01)
Alternative fuel mixture/Cellulosic biofuel credits	9,866	0.22
Timberland sales and related costs	424	0.01
2012
Alternative fuel mixture/Cellulosic biofuel credits	$4,329	$0.10
Timberland sales and related costs	4,554	0.10

The above items increased earnings by $3.8 million, or $0.09 per diluted share, in the first nine months of 2013. Comparatively, in the first nine months of 2012 earnings benefited by $8.9 million or $0.20 per diluted share from the items set forth above.

Our growth-oriented fiber-based materials businesses reported improved results evidenced by an $18.5 million increase in operating profit. However, total operating income from all of our business units increased $1.6 million reflecting the impact of lower contribution from Specialty Papers and the impact of two fires in the Advanced Airlaid Materials business unit. Overall, shipping volumes increased 6.6% in the year-over-year comparison, or 2.6% excluding Dresden.

Specialty Papers’ operating income totaled $32.5 million and $49.4 million for the first nine months of 2013 and 2012, respectively. Although shipping volumes increased 2.5%, this unit’s profitability was unfavorably impacted by lower selling prices and operational disruptions.

Composite Fibers’ operating income increased to $46.9 million from $29.1 million in the first nine months of 2012 primarily due to the inclusion of Dresden, improved selling prices, better mix and lower depreciation. Excluding Dresden, shipping volumes were essentially unchanged although the mix improved.

Advanced Airlaid Materials’ operating income increased to $13.7 million compared with $13.0 million for the first nine months of 2012. Fires at both of this business unit’s facilities adversely impacted results by $1.7 million, largely offsetting the benefits of a 6.6% increase in shipping volumes.

GLATFELTER

9.30.13 Form 10-Q

Business Unit Performance

Nine months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$669.8	$670.5	$415.9	$331.4	$202.2	$184.5	$—	$—	$1,287.8	$1,186.4
Energy and related sales, net	2.7	5.4	—	—	—	—	—	—	2.7	5.4

Total revenue	672.5	675.9	415.9	331.4	202.2	184.5	—	—	1,290.5	1,191.8
Cost of products sold	599.7	585.2	334.5	273.5	182.0	164.3	10.0	7.8	1,126.3	1,030.7

Gross profit (loss)	72.8	90.7	81.3	57.9	20.1	20.2	(10.0)	(7.8)	164.3	161.0
SG&A	40.3	41.3	34.4	28.8	6.4	7.2	21.3	12.2	102.5	89.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.4)	(8.5)	(0.4)	(8.5)

Total operating income (loss)	32.5	49.4	46.9	29.1	13.7	13.0	(31.0)	(11.5)	62.1	80.1
Non-operating expense	—	—	—	—	—	—	(12.5)	(12.0)	(12.5)	(12.0)

Income (loss) before income taxes	$32.5	$49.4	$46.9	$29.1	$13.7	$13.0	$(43.5)	$(23.4)	$49.6	$68.1

Supplementary Data
Net tons sold (thousands)	601.6	587.1	97.9	69.2	72.4	67.9	—	—	771.9	724.2
Depreciation, depletion and amortization	$24.9	$27.1	$17.7	$17.6	$6.6	$6.5	0.8	—	$50.0	$51.1
Capital expenditures	27.9	19.1	49.0	22.9	4.8	2.8	4.4	0.2	86.1	45.0

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

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2013	2012	Change
Net sales	$1,287,804	$1,186,399	$101,405
Energy and related sales – net	2,721	5,358	$(2,637)

Total revenues	1,290,525	1,191,757	98,768
Costs of products sold	1,126,271	1,030,717	95,554

Gross profit	$164,254	$161,040	$3,214

Gross profit as a percent of Net sales	12.8%	13.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2013	2012
Business Unit
Specialty Papers	52.0%	56.5%
Composite Fibers	32.3	27.9
Advanced Airlaid Material	15.7	15.6

Total	100.0%	100.0%

Net sales for the first nine months of 2013 totaled $1,287.8 million, an 8.5% increase compared with $1,186.4 million for the same period of 2012. Organic growth totaled 2.1% and the remainder related to the Dresden acquisition and an $8.3 million favorable impact from the translation of foreign currencies.

GLATFELTER

9.30.13 Form 10-Q

In the Specialty Papers business unit, net sales in the first nine months of 2013 decreased by $0.7 million. Lower average selling prices adversely impacted net sales by $8.9 million in the comparison to the first nine months of 2012 and shipping volumes increased 2.5%.

Specialty Papers’ 2013 operating income for the first nine months totaled $32.5 million, which was $16.9 million lower than the same period of 2012. Operating income was adversely impacted by lower average selling prices, operating disruptions, and lower sales of renewable energy credits.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first nine months of 2013 and 2012:

	Nine months ended September 30
In thousands	2013	2012	Change
Energy sales	$6,379	$3,911	$2,468
Costs to produce	(5,235)	(3,064)	(2,171)

Net	1,144	847	297
Renewable energy credits	1,577	4,511	(2,934)

Total	$2,721	$5,358	$(2,637)

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

Composite Fibers’ net sales totaled $415.9 million in the first nine months of 2013, an increase of $84.5 million compared to the same period of 2012. The Dresden acquisition accounted for $67.8 million of the increase. On an organic basis, shipping volumes were essentially unchanged with a favorable mix. Higher selling prices and the translation of foreign currencies benefited the comparison by $2.1 million and $5.2 million, respectively.

Operating income in the first nine months increased $17.8 million, of which Dresden represented $12.3 million. The remaining increase was primarily due to higher selling prices and improved mix. Foreign currency translation favorably impacted operating income by $0.5 million compared with the prior-year period.

In Advanced Airlaid Materials, net sales increased $17.7 million, or 9.6%, primarily due to a 6.6% increase in shipping volumes, partially offset by $1.2 million from lower average selling prices. Foreign currency translation favorably affected the comparison by $3.2 million

This business unit’s operating income for the first nine months of 2013 increased $0.7 million, or 5.4%, compared with the year-ago period, primarily due to the increase in shipping volumes and a $0.5 million benefit from translation of foreign currencies. These favorable factors were partially offset by $1.7 million adverse impact of fires at the business unit’s facilities and by lower selling prices.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $31.0 million in the first nine months of 2013 compared with $11.5 million in the first nine months of 2012. Excluding the impact of sales of timberlands in the comparison, unallocated net operating expenses increased $11.4 million. The increase is primarily due to acquisition and integration, legal entity restructuring related costs and higher pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended September 30
In thousands	2013	2012	Change
Recorded as:
Costs of products sold	$9,274	$6,804	$2,470
SG&A expense	1,385	1,789	(404)

Total	$10,659	$8,593	$2,066

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets.

Income taxes For the first nine months of 2013, we recorded an income tax benefit of $1.1 million on pretax income of $49.6 million The comparable amounts in the first nine months 2012 were income tax expense of $15.7 million on $68.1 million of pretax income. Income taxes recorded in the first nine months of 2013 benefited by $14.5 million from the release of reserves due to lapse of statutes of limitation, changes in valuation allowances, changes in statutory tax rates, and a benefit from research and development credits. Since the applicable U.S. Federal legislation was not signed into law until after year end 2012, the 2013 effective tax rate includes a $1.3 million benefit from 2012 research and development tax credits in addition to those earned in the first nine months of 2013.

GLATFELTER

9.30.13 Form 10-Q

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first nine months of 2013, Euro functional currency operations generated approximately 30.4% of our sales and 28.6% of operating expenses and British Pound Sterling operations represented 6.2% of net sales and 5.7% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2013 compared to the first nine months 2012:

In thousands	Nine months ended September 30
Favorable (unfavorable)
Net sales	$8,325
Costs of products sold	(5,718)
SG&A expenses	(559)
Income taxes and other	(534)

Net income	$1,514

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2013 were the same as 2012. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

9.30.13 Form 10-Q

Three months ended September 30, 2013 versus the

Three months ended September 30, 2012

Overview For the third quarter of 2013, net income was $34.1 million, or $0.77 per diluted share, compared with $20.1 million, or $0.46 per diluted share, in the third quarter of 2012.

The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2013	2012
Net sales	$456,648	$404,354
Gross profit	66,039	59,192
Operating income	31,841	31,285
Net income	34,119	20,099
Earnings per diluted share	0.77	0.46

The consolidated results of operations for the three months ended September 30, 2013 and 2012 include the following significant items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2013
Acquisition and integration related costs	$(154)	$—
Alternative fuel mixture/ Cellulosic biofuel credits	9,866	0.22
Timberland sales and related costs	142	—
International legal entity restructuring costs	(117)	—
2012
Alternative fuel mixture/ Cellulosic biofuel credits	$(111)	$—
Timberland sales and related costs	859	0.02

The above items increased earnings by $9.7 million, or $0.22 per diluted share, in the third quarter of 2013. Earnings in the third quarter of 2012 benefited by $0.7 million, or $0.02 per diluted share due to the items identified above.

Business Unit Performance

Three months ended September 30 In millions	Specialty Papers		Composite Fibers		Advanced Airlaid Materials		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$225.7	$232.6	$161.5	$110.8	$69.5	$60.9	$—	$—	$456.6	$404.4
Energy and related sales, net	1.2	1.9	—	—	—	—	—	—	1.2	1.9

Total revenue	226.9	234.5	161.5	110.8	69.5	60.9	—	—	457.8	406.2
Cost of products sold	196.4	199.1	129.5	91.2	63.7	54.1	2.3	2.6	391.8	347.0

Gross profit (loss)	30.5	35.4	31.9	19.7	5.8	6.8	(2.3)	(2.6)	66.0	59.2
SG&A	12.5	14.0	13.0	9.4	1.9	2.2	7.1	3.9	34.5	29.4
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.3)	(1.5)	(0.3)	(1.5)

Total operating income (loss)	18.1	21.4	18.9	10.3	3.9	4.6	(9.1)	(5.0)	31.8	31.3
Non-operating expense	—	—	—	—	—	—	(4.7)	(4.1)	(4.7)	(4.1)

Income (loss) before income taxes	$18.1	$21.4	$18.9	$10.3	$3.9	$4.6	$(13.8)	$(9.0)	$27.1	$27.2

Supplementary Data
Net tons sold	203.6	204.5	40.3	23.5	24.8	22.8	—	—	268.7	250.9
Depreciation, depletion and amortization	$8.3	$9.2	$7.1	$5.7	$2.2	$2.1	0.4	—	$18.0	$17.1
Capital expenditures	11.1	5.4	12.8	7.5	0.8	1.4	0.7	0.1	25.3	14.4

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

9.30.13 Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2013	2012	Change
Net sales	$456,648	$404,354	$52,294
Energy and related sales – net	1,196	1,867	(671)

Total revenues	457,844	406,221	51,623
Costs of products sold	391,805	347,029	44,776

Gross profit	$66,039	$59,192	$6,847

Gross profit as a percent of Net sales	14.5%	14.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2013	2012
Business Unit
Specialty Papers	49.4%	57.5%
Composite Fibers	35.4	27.4
Advanced Airlaid Material	15.2	15.1

Total	100.0%	100.0%

Net sales for the third quarter of 2013 totaled $456.6 million, 12.9% increase compared with $404.4 million in the third quarter of 2012 reflecting organic growth of 1.5% and acquisition growth of 9.9%. The Dresden acquisition, whose results are included in Composite Fibers prospectively from the April 30, 2013 acquisition date, represented $40.1 million of the $52.3 million increase.

In the Specialty Papers business unit, net sales decreased $6.9 million, or 3.0%, primarily due to a $3.6 million impact of lower average selling prices, slightly lower volumes and mix changes in the comparison to the third quarter of 2012.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the third quarters of 2013 and 2012:

	Three months ended September 30
In thousands	2013	2012	Change
Energy sales	$2,722	$1,799	$923
Costs to produce	(1,941)	(1,259)	(682)

Net	781	540	241
Renewable energy credits	415	1,327	(912)

Total	$1,196	$1,867	$(671)

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

Specialty Papers’ operating income declined $3.3 million in the comparison primarily due to lower selling prices.

Third quarter 2013 net sales for the Composite Fibers business unit increased $50.6 million, or 45.7%, in the comparison to the third quarter of 2012 primarily due to the inclusion of Dresden. On an organic basis, Composite Fibers’ net sales increased $6.5 million or 5.9%, primarily due to stronger shipments of single-serve coffee and technical specialties products.

Composite Fibers’ third-quarter 2013 operating income increased by $8.6 million including $6.8 million from the Dresden acquisition, improved product mix, and lower depreciation. Dresden’s third quarter results were adversely affected by approximately $2.2 million due to an annual maintenance outage completed during August 2013 during which we successfully increased capacity by 10%. Foreign currency translation favorably impacted operating income by $0.9 million compared with the prior-year quarter.

In Advanced Airlaid Materials, net sales increased $8.6 million, or 14.1%, primarily due to an 8.8% increase in shipping volumes and a $2.2 million benefit from foreign currency translation.

The business unit’s facilities in Gatineau, Ontario, Canada and Falkenhagen, Germany incurred downtime as a result of fires at each mill in August and September, respectively. The fires resulted in a limited loss of shipments during the quarter as customer orders were fulfilled by utilizing other available capacity; however operating results for the third quarter of 2013 were adversely impacted by $1.7 million, net of insurance.

GLATFELTER

9.30.13 Form 10-Q

Third quarter 2013 operating income decreased $0.6 million, or 14.0%, compared with the year-ago quarter due to the impact of the fires.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $9.1 million in the third quarter of 2013 compared with $5.0 million in the third quarter of 2012. Excluding the impact of timberland sales in the comparison, unallocated net operating expenses increased $2.9 million primarily due to acquisition and integration, international legal entity restructuring costs and higher pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended September 30
In thousands	2013	2012	Change
Recorded as:
Costs of products sold	$3,092	$2,266	$826
SG&A expense	462	610	(148)

Total	$3,554	$2,876	$678

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets.

Income taxes For the third quarter of 2013, we recorded an income tax benefit of $7.0 million on pretax income of $27.1 million The comparable amounts in the third quarter of 2012 were income tax expense of $7.1 million on $27.2 million of pretax income. Income taxes in the third quarter of 2013 benefited by $12.9 million related to the release of reserves due to lapse of statutes of limitation, changes in valuation allowances and the reduction of statutory tax rates in a foreign jurisdiction.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the third quarter of 2013, Euro functional currency operations generated approximately 33.8% of our sales and 32.4% of operating expenses and British Pound Sterling operations represented 5.6% of net sales and 5.1% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2013 compared to the third quarter of 2012:

In thousands	Three month ended September 30
Favorable (unfavorable)
Net sales	$6,162
Costs of products sold	(3,815)
SG&A expenses	(414)
Income taxes and other	(298)

Net income	$1,635

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2013 were the same as 2012. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

9.30.13 Form 10-Q

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

	Nine months ended September 30
In thousands	2013	2012
Cash and cash equivalents at beginning of period	$97,679	$38,277
Cash provided (used) by
Operating activities	95,693	48,465
Investing activities	(296,946)	(36,302)
Financing activities	166,876	(22,397)
Effect of exchange rate changes on cash	333	279

Net cash used	(34,044)	(9,955)

Cash and cash equivalents at end of period	$63,635	$28,322

As of September 30, 2013, we had $63.6 million in cash and cash equivalents and $213.9 million available under our revolving credit agreement, which matures in November 2016.

Operating cash flow increased by $47.2 million in the year-over-year comparison primarily due to improved working capital usage and a reduction in cash used for taxes of $32.1 million, inclusive of amounts paid in 2012 related to the conversion of alternative fuel mixture credits for cellulosic biofuel production credits.

Net cash used by investing activities increased by $260.6 million. In April 2013, we invested, net of cash acquired, $211 million to complete the acquisition of Dresden. In addition, we used $31.5 million to fund the Composite Fibers capacity expansion project. Total capital expenditures were $86.1 million in 2013 compared with $45.0 million in 2012 and are expected to approximate $110 million for the full year 2013. During the first nine months of 2012, we received $8.9 million in proceeds from sales of assets, primarily timberlands.

Net cash provided by financing activities totaled $166.9 million in the first nine months of 2013, primarily reflecting additional borrowings to finance the Dresden acquisition as well as payment of dividends. On April 30, 2013 we completed the acquisition of Dresden for approximately

$211 million, net of cash acquired. The acquisition was financed using a combination of cash on hand and borrowings under our revolving credit facility. In the first nine months of 2012, we used $22.4 million primarily to reduce borrowings, pay dividends and repurchase common stock.

The following table sets forth our outstanding long-term indebtedness:

In thousands	September 30 2013	December 31 2012
Revolving credit facility, due Nov. 2016	$130,940	$—
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	57,641	—

Total long-term debt	438,581	250,000
Less current portion	—	—

Long-term debt, net of current portion	$438,581	$250,000

Our revolving credit facility contains a number of customary compliance covenants. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of September 30, 2013, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 –Financial Statements – Note 12. As more fully discussed in this Note, in April 2013 we entered into a new ten year, fixed rate loan agreement in the amount of €42.7 million.

Cash dividends paid on common stock totaled $12.6 million and $11.7 million in the first nine months of 2013 and 2012, respectively. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. In March 2013, the quarterly dividend was increased by 11%, to $0.10 per common share. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In May 2012, our Board of Directors authorized a share repurchase program for up to $25.0 million, exclusive of commissions, of our outstanding common stock. The following table summarizes share repurchases made under this program through September 30, 2013:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)

Remaining authorization		$20,538

No shares were repurchased under this program during the first nine months of 2013.

GLATFELTER

9.30.13 Form 10-Q

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

Off-Balance-Sheet Arrangements As of September 30, 2013 and December 31, 2012, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook For Specialty Papers, we expect shipments to be slightly lower in the fourth quarter of 2013 compared to the third quarter reflecting normal seasonality. Overall selling prices are expected to increase slightly and input costs are expected to be in line with the third quarter.

Composite Fibers’ shipments are anticipated to be approximately 5% lower in the fourth quarter of 2013 compared to the third quarter due to seasonality and weakness in metallized products. Selling prices are expected to be generally in line with the third quarter levels and input costs are expected to increase slightly.

Shipping volumes in the Advanced Airlaid Materials business unit in the fourth quarter of 2013 are expected to be down approximately 5% reflecting normal seasonality and selling prices and input costs are expected to generally be in line with the third quarter.

GLATFELTER

9.30.13 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At September 30, 2013
Dollars in thousands	2013	2014	2015	2016	2017	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$254,321
At fixed interest rates – Term Loan	40,829	57,641	56,560	50,436	43,231	57,641	55,917
At variable interest rates	87,837	130,940	130,940	112,860	—	130,940	130,940

						$438,581	$441,178

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loan	2.05%	2.05%	2.05%	2.05%	2.05%
On variable rate debt	1.85%	1.85%	1.85%	1.85%	1.85%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2013. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2013, we had long-term debt outstanding of $438.6 million, of which 29.9% is at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At September 30, 2013, the weighted-average interest rate paid was approximately 1.85%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.3 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2013, Euro functional currency operations generated approximately 30.4% of our sales and 28.6% of operating expenses and British Pound Sterling operations represented 6.2% of net sales and 5.7% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls On April 30, 2013, we completed the acquisition of Dresden. We are in the process of incorporating Dresden’s internal controls into our control structure. We consider the ongoing integration of Dresden a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended September 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

9.30.13 Form 10-Q

PART II

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Schedule of Change in Control Employee Agreements.*

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.DEF	XBRL Extension Definition Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Filed herewith.

GLATFELTER

9.30.13 Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

November 12, 2013

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

9.30.13 Form 10-Q

EXHIBIT INDEX

Exhibit Number	Description

10.1	Schedule of Change in Control Employee Agreements.*

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.*

31.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.*

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.*

32.2	Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Extension Calculation Linkbase *

101.DEF	XBRL Extension Definition Linkbase *

101.LAB	XBRL Extension Label Linkbase *

101.PRE	XBRL Extension Presentation Linkbase *

*	Filed herewith.

GLATFELTER

9.30.13 Form 10-Q