Form 10-K
period 2013-12-31
GLATFELTER P H CO
filed 2014-03-03
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☑ Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Small reporting company (Do not check if a smaller reporting company).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑.

Based on the closing price as of June 30, 2013, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $1,066 million.

Common Stock outstanding on February 25, 2014 totaled 43,146,528 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Portions of the registrant’s Proxy Statement to be dated on or about March 29, 2014 are incorporated by reference to Part III.

P. H. GLATFELTER COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended

DECEMBER 31, 2013

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

Acquisitions    Over the past several years, we have completed several acquisitions that have diversified our revenue, expanded our geographic footprint and enhanced our asset base. Most recently, on April 30, 2013 we completed the $211 million acquisition of Dresden Papier GmbH (“Dresden”), a leading supplier of non-woven wall covering products with 2013 revenues of $158.6 million.

Products    Our three business units manufacture a wide array of specialty papers and fiber-based engineered materials including:

•

Composite Fibers primarily consists of single-serve coffee and tea filtration papers, nonwoven wall covering materials, metallized and self adhesive labeling papers, composite laminates, and technical specialties such as battery pasting papers, among others;

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric-like materials used in feminine hygiene and adult incontinence products, cleaning pads and wipes, food pads, napkins, tablecloths, and baby wipes; and

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

As a result of our strategy to diversify sources of revenue and invest in growth businesses, revenue generated from Composite Fibers and Advanced Airlaid Materials is expected to represent an increasingly greater proportion of total revenue. For 2013, these two business units comprised 48.5% of consolidated revenue compared with 30% in 2006.

Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2013	2012	2011
Net sales	$1,722,615	$1,577,788	$1,603,154
Business unit contribution
Composite Fibers	32.9%	27.7%	29.7%
Advanced Airlaid Materials	15.6	15.6%	15.7%
Specialty Papers	51.5	56.7%	54.6%
Total	100.0%	100.0%	100.0%

Our strategies are focused on growing revenues, in part, by leveraging leading positions in key global growth markets including the single-serve coffee and tea markets, non-woven wall covering materials and the hygiene products markets. To ensure we are best positioned to serve these markets, we have made investments to increase production capacity and intend to make additional investments in the future.

In addition to leveraging our leading positions, our focus on product innovation is a critical component of our business strategy. During 2013, 2012 and 2011, we invested $12.2 million, $10.9 million and $11.7 million, respectively, in new product development activities. In each of the past three years, in excess of 50% of net sales were generated from products developed, enhanced or improved within the past five years.

Other key elements to our success include margin expansion, driven by cost reduction and continuous improvement initiatives; the generation of strong and

GLATFELTER 2013 FORM 10-K        1

reliable cash flows; and strategic investments to improve our returns on invested capital. The strength of our balance sheet and generation of cash flows has allowed us to pursue strategic actions such as the $211 million Dresden acquisition, a $50 million investment to expand capacity in Composite Fibers, share repurchase programs and a 11% increase in our common share dividend. These actions and our disciplined approach to capital expenditures has resulted in the generation of returns on invested capital that exceed our cost of capital.

We have a demonstrated ability to establish leading market positions through the successful acquisition and integration of complementary businesses. Since 2006, we have successfully completed and integrated five acquisitions. Our acquisition strategy complements our long-term strategy of driving growth in our markets.

Our Business Units    We manage our company as three distinct business units: (i) Composite Fibers; (ii) Advanced Airlaid Materials; and (iii) Specialty Papers. Net tons sold by each business unit for the past three years were as follows:

Short tons	2013	2012	2011
Composite Fibers	133,570	90,300	93,317
Advanced Airlaid Materials	96,098	90,332	87,951
Specialty Papers	800,151	789,201	779,647
Total	1,029,819	969,833	960,915

Composite Fibers    Our Composite Fibers business unit, based in Gernsbach, Germany, serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products;

•	Non-woven wall covering base materials used by the world’s largest wallpaper manufacturers;

•	Metallized products used in the labeling of beer bottles, packaging innerliners, gift wrap, self-adhesive labels and other consumer product applications;

•	Composite Laminates papers used in production of decorative laminates, furniture, and flooring applications; and

•	Technical Specialties a diverse line of special paper products used in batteries, adhesive tapes and other highly-engineered applications.

During 2013, we completed the acquisition of Dresden a leading global supplier of nonwoven wallpaper base materials, and is a major supplier to most of the world’s largest wallpaper manufacturers. Dresden has a preeminent position in nonwoven wallpaper materials – as both the cost and quality leader because of its innovative products, proprietary manufacturing techniques, and long-standing customer relationships. It produces products with superior performance and characteristics such as dry strip-ability, higher tear resistance, and no material shrinkage or expansion when wet. As a result, nonwovens are increasingly the product of choice for wallpaper installers and design professionals in Europe, with significant growth potential in Asia. The acquisition of Dresden added another industry-leading nonwovens product line to our Composite Fibers business, and broadened our relationship with leading producers of consumer and industrial products.

We believe this business unit maintains a market leadership position in the single-serve coffee and tea markets and nonwoven wallpaper materials markets. Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2013	2012	2011
Food & beverage	$302,738	$265,423	$284,748
Wall covering	97,698	–	–
Metallized	83,949	87,720	95,276
Composite laminates	39,296	44,613	53,334
Technical specialties and other	42,679	38,984	42,671
Total	$566,360	$436,740	$476,029

We believe many of the market segments served by Composite Fibers, particularly single-serve coffee and tea and nonwoven wallpaper materials, present attractive growth opportunities by capitalizing on evolving consumer preferences, expanding into new or emerging geographic markets, and by gaining market share through quality product and service offerings. Many of this business’ papers are technically sophisticated and, in the case of single serve-coffee and tea products, are extremely lightweight and require specialized fibers. Our engineering capabilities, specifically designed papermaking equipment, use of specialized fibers and customer orientation positions us well to compete in these global markets.

The primary raw materials used in the production of our lightweight papers are abaca pulp, wood pulp and synthetic fibers. Abaca pulp is a specialized pulp with limited sources of availability. Our abaca pulp production process, fulfilled by our Philippine mill, provides a unique advantage by supplying a key raw material used by our Composite Fibers business unit. Sufficient quantities of abaca pulp and the source fiber are required to support growth in this business unit. In the event the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.

The Composite Fibers business unit is comprised of three paper making facilities (Germany, France and England), a non-woven wall cover base mill (Germany), metallizing operations (Wales and Germany) and a pulp mill (the Philippines) with the following combined attributes:

Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
140,900 lightweight	Abaca pulp	18,400
	Wood pulp	89,600
	Synthetic fiber	25,925
28,100 metallized	Base stock	30,200
16,500 abaca pulp	Abaca fiber	25,120

Composite Fibers’ lightweight products are produced using highly specialized inclined wire paper machine technology and we believe we currently maintain approximately 25% of the global inclined wire capacity.

In addition to critical raw materials, the cost to produce Composite Fibers’ products is influenced by energy costs. Although the business unit generates all of its steam needed for production, in 2013, it purchased 75% of its electricity.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Single serve coffee & tea	Ahlstrom and Purico
Nonwoven wallcovering	Ahlstrom, Technocell, Neu Kaliss and Neenah Paper
Composite laminates	PdM, a division of Schweitzer-Maudit, Purico, MB Papeles and Oi feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.

Our strategy in Composite Fibers is focused on:

•	Capitalizing on rapidly growing global markets in food & beverage, nonwoven wall covering materials, and technical specialties;

•	maximizing capacity utilization provided by the investment in state-of-the-art inclined wire technology to support consistent growth of key markets;

•	enhancing product mix across all of the business unit’s markets by utilizing new product and new business development capabilities;

•	implementing continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and

•	ensuring readily available access to specialized raw material requirements to support projected growth.

As part of our commitment to realizing the growth potential of certain of this business unit’s markets, in 2013 we completed a $50 million investment to expand our inclined wire capacity by nearly 20%, or approximately 10,500 short tons, by converting a flat wire machine to a state-of-the-art inclined wire machine. Production of saleable products from the new machine began in the second quarter of 2013.

Advanced Airlaid Materials    is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture consumer and industrial products for growing global end-user markets. These products include:

•	feminine hygiene;

•	adult incontinence;

•	home care;

•	specialty wipes;

•	table top; and

•	food pads.

Advanced Airlaid Materials serves customers who are industry leading consumer product companies for feminine hygiene and adult incontinence products. Advanced Airlaid Materials holds leading market share positions in many of the markets it serves, excels in building long-term customer relationships through superior quality and customer service programs, and has a well-earned reputation for innovation and its ability to quickly bring new products to market.

GLATFELTER 2013 FORM 10-K        3

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2013	2012	2011
Feminine hygiene	$219,222	$197,792	$206,724
Wipes	15,186	13,562	5,463
Home care	14,857	14,527	15,308
Adult incontinence	5,046	6,959	6,083
Other	14,085	13,442	18,469
Total	$268,396	$246,282	$252,047

The feminine hygiene category accounted for 82% of Advanced Airlaid Material’s revenue in 2013. Sales of this product are to a small group of large, leading global consumer products companies. This market is considered to be more growth oriented driven by population growth in certain geographic regions, consumer preferences, and suppliers’ ability to provide innovative products. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.

The Advanced Airlaid Materials business unit operates state-of-the-art facilities in Falkenhagen, Brandenburg, Germany and Gatineau, Quebec, Canada. The Falkenhagen location operates three multi-bonded production lines and three proprietary single-lane festooners. The Gatineau location consists of two airlaid production lines employing multi-bonded and thermal-bonded airlaid technologies and two proprietary single-lane festooners.

The business unit’s two facilities operate with the following combined attributes:

Airlaid Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
107,000	Fluff pulp	73,900

In addition to the cost of critical raw materials, the cost to produce multi-bonded and thermal-bonded airlaid materials is impacted by energy costs. Advanced Airlaid Materials purchases all of its electricity and natural gas. Approximately 80% of this business unit’s revenue is earned under contracts with pass-through provisions directly related to the price of key raw material costs.

Advanced Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the airlaid market, most notably feminine hygiene. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, allowing it to produce at industry leading operating rates. Its proprietary single-lane rotary festooning technology provides customers with a product packaged for efficient use. This business unit’s in-house technical expertise, combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.

The following summarizes this business unit’s key competitors:

Market segment	Competitor
Airlaid products	Georgia-Pacific LLC, Duni AB, Petropar SA, McAirlaid’s GmbH

The markets served by this business unit are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:

•	maintaining and expanding relationships with customers that are market-leading consumer product companies;

•	expanding geographic reach of markets served;

•	optimizing the use of existing production capacity;

•	employing continuous improvement methodologies and initiatives to reduce costs, improve efficiencies and create capacity; and

•	capitalizing on our product and process innovation capabilities.

Specialty Papers    Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs;

•	Envelope and converting papers primarily utilized for transactional and direct mail applications; and

•	Engineered products for digital imaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications.

The market segments in which Specialty Papers competes continue to undergo significant changes in response to capacity exceeding demand. As a result, certain larger competitors have announced plans to close production facilities in an attempt to influence the supply/demand imbalance.

This business unit produces both commodity products and higher-value-added specialty products. Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2013	2012	2011
Carbonless & forms	$369,618	$372,950	$368,582
Engineered products	184,913	187,724	166,660
Envelope & converting	175,928	174,781	170,380
Book publishing	153,054	155,925	166,506
Other	4,346	3,397	2,950
Total	$887,859	$894,777	$875,078

Although many of the markets served by Specialty Papers are mature and, in many instances, declining, we have been successful at maintaining this unit’s shipments through new product and new business development initiatives while leveraging the flexibility of our operating assets to efficiently respond to changing customer demands. In each of the past nine years, our flexible asset base, new product development capabilities and superior customer service offerings have allowed us to outperform the broader uncoated free sheet market in terms of shipping volumes.

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

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
810,000	Pulpwood	2,293,867
	Wood-and other pulps	704,869

This business unit’s pulp mills have a combined pulp making capacity of 598,000 tons of bleached pulp per year. The principal raw material used to produce pulp is pulpwood, including both hardwoods and softwoods. Pulpwood is obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, New Jersey, New York, West Virginia, Virginia, Kentucky, Ohio and Tennessee. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.

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

In addition to critical raw materials, the cost to produce Specialty Papers’ products is influenced by energy costs. Although the business unit generates all of its steam needed for production at both facilities and generates more power than it consumes at the Spring Grove, PA facility, in 2013, it purchased approximately 30% of its electricity needed for the Chillicothe, OH mill. The facilities’ source of fuel is primarily coal and, to a lesser extent, natural gas.

GLATFELTER 2013 FORM 10-K        5

In Special Papers’ markets, competition is product line specific due to, in certain instances, the necessity for technical expertise and specialized manufacturing. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Carbonless paper	Appvion, Inc., and to a lesser extent, Fibria Celulose (formerly Votorantim Celulose e Papel) and Asia Pulp and Paper Co.
Engineered products	Specialty papers divisions of International Paper, Domtar Corp., Boise Inc., NewPage Corp. and Sappi Limited, among others.
Envelope & converting	Domtar and International Papers
Book publishing	Domtar Corp. and North Pacific Paper (NORPAC), and others

Customer service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

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

Balance Sheet    We are focused on prudent financial management and maintaining a strong balance sheet. This includes:

•	aggressively managing working capital to enhance cash flow from operations;
•	making disciplined capital expenditure decisions; and

•	monetizing the value of our timberland assets as opportunities develop.

The success of these actions positions us with the flexibility to pursue strategic opportunities that will benefit our shareholders.

Concentration of Customers    For each of the past three years, no single customer represented more than 10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2013, 2012 and 2011.

Capital Expenditures    Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. Capital expenditures totaled $103.0 million, $58.8 million and $64.5 million, in 2013, 2012 and 2011, respectively. For 2014 capital expenditures are estimated to be $80 million to $90 million.

Environmental Matters    We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. Recently issued rules will require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing options available to comply with these rules to understand the effect they may have on our operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our current estimate to implement viable options could result in capital spending of between $50 million to $90 million depending on the solutions available to comply with the regulations. However, the amount of capital spending ultimately incurred may differ, and the difference could be material, depending on the option chosen. In addition, the timing of any additional capital spending is uncertain, although we currently expect to incur the majority of expenditures generally between 2014 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates. For a discussion of other environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 22.

Employees    As of December 31, 2013, we employed 4,403 people worldwide, of which approximately 68% are unionized. The United Steelworkers International Union and the Office and Professional Employees International Union represents approximately 1,580 hourly employees at our Chillicothe, OH and Spring Grove, PA facilities under labor contracts expiring in November 2015 for Chillicothe and, with respect to Spring Grove, which was renewed in January 2014 for a three year period. Hourly employees at each of our international locations are represented by various unions or works councils. We consider the overall relationship with our employees to be satisfactory.

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

Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Approximately 20% of our net sales in 2013 were shipped to customers in western Europe, the demand for which, in many cases, is dependent on economic conditions in this area, and to the extent customers do business outside of Europe, in other regions of the world. In addition, approximately $125 million of our revenue is earned from shipments to customers located in the Ukraine, Russia and members of the Commonwealth of Independent States (also known as “CIS”).

Our results could be adversely affected if economic conditions weaken or fail to improve or in the event of significant currency devaluations in the countries into which are products are sold. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. The economic environment may cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

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

GLATFELTER 2013 FORM 10-K        7

Our Philippine mill purchases abaca fiber to produce abaca pulp, which Composite Fibers uses to manufacture paper for single-serve coffee, tea and technical specialty products at our Gernsbach, Scaër and Lydney facilities. At certain times the supply of abaca fiber has been constrained due to factors such as weather related damage to the source crop as well as decisions by land owners to produce alternative crops in lieu of those used to produce abaca fiber.

Our Advanced Airlaid Materials business unit requires access to sufficient quantities of fluff pulp, the supply of which is subject to availability of certain softwoods. Softwood availability can be limited by many factors, including weather in regions where softwoods are abundant.

The cost of many of our production materials, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, coal is a principal source of fuel for both the Spring Grove and Chillicothe facilities and natural gas is used as a source of fuel for our Chillicothe facility and the Composite Fibers and Advanced Airlaid Materials business units’ facilities.

Government rules, regulations and policies have an impact on the cost of certain energy sources, particularly for our European operations. We currently benefit from a number of government sponsored programs designed to mitigate the cost of electricity to larger industrial consumers of power related to initiatives such as “green energy” or “renewable energy sources.” As the political environment changes, any reduction in the extent of government sponsored incentives may adversely affect the cost ultimately borne by our operations.

Although we have contractual cost pass-through arrangements with certain Advanced Airlaid Materials’ customers, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or where existing agreements with our customers limit price increases. If price adjustments significantly trail increases in raw materials or energy prices, our operating results could be adversely affected.

Our industry is highly competitive and increased competition could reduce our sales and profitability.

The global industries in which we compete has been adversely affected by capacity exceeding the demand for products and by declining uncoated free sheet demand. As a result, the industry has taken steps to reduce capacity.

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

Some of the other factors that may adversely affect our ability to compete in the markets in which we participate include:

•	the entry of new competitors into the markets we serve, including foreign producers;

•	the willingness of commodity-based producers to enter our markets when they are unable to compete or when demand softens in their traditional markets;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	the impact of electronic-based substitutes for certain of our products such as carbonless and forms, book publishing, and envelope papers;

•	the impact of replacement or disruptive technologies;

•	changes in end-user preferences;

•	our inability to develop new, improved or enhanced products;

•	our inability to maintain the cost efficiency of our facilities; and

•	the cost of regulatory environmental compliance requirements.

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

We are subject to various environmental laws and regulations that govern our operations, including discharges into the environment, and the handling and disposal of hazardous substances and wastes. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. The Clean Air Act, and similar regulations, will impose significant compliance costs or require significant capital expenditures. To comply with environmental laws and regulations, we have incurred, and will continue to incur, substantial capital and operating expenditures. We anticipate that environmental regulation of our operations will continue to become more burdensome and that capital and operating expenditures necessary to comply with environmental regulations will continue, and perhaps increase, in the future. Because environmental regulations are not consistent worldwide, our ability to compete globally may be adversely affected by capital and operating expenditures required for environmental compliance. In addition, we may incur obligations to remove or mitigate any adverse effects on the environment, such as air and water quality, resulting from mills we operate or have operated. Potential obligations include compensation for the restoration of natural resources, personal injury and property damages.

See Item 1 – Environmental Matters for an additional discussion of expected costs to comply with environmental regulations.

Despite favorable rulings in the pending Fox River litigation, we continue to have potential exposure to liability for remediation and other costs related to the presence of polychlorinated biphenyls in the lower Fox River on which our former Neenah, Wisconsin mill was located. There can be no assurance that we will not be required to ultimately pay material amounts to resolve our liability in the Fox River matter. We have financial reserves for environmental matters, including the Fox River site, but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complex and should be reviewed in the context set forth in more detail in Item 8 – Financial Statements and Supplementary Data – Note 22.

The Advanced Airlaid Materials business unit generates a substantial portion of its revenue from one customer serving the hygiene products market, the loss of which could have a material adverse effect on our results of operations.

Advanced Airlaid Materials generates the majority of its net sales of hygiene products from one customer. The loss of this significant customer could have a material adverse effect on their operating results. In addition, sales in the feminine hygiene market accounted for 83% of Advanced Airlaid Materials’ net sales in 2013 and sales are concentrated within a small group of large customers. A decline in sales of hygiene products could have a material adverse effect on this unit’s operating results. Customers in the airlaid non-woven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

GLATFELTER 2013 FORM 10-K        9

Our operations may be impaired and we may be exposed to potential losses and liability as a result of natural disasters, acts of terrorism or sabotage or similar events.

If we have a catastrophic loss or unforeseen operational problem at certain of our facilities, we could suffer significant lost production which could impair our ability to satisfy customer demands.

Natural disasters, such as earthquakes, hurricanes, typhoons, flooding or fire, and acts of terrorism or sabotage affecting our operating activities and major facilities could materially and adversely affect our operations, operating results and financial condition. In addition, we own and maintain four dams in York County, Pennsylvania, that were built to ensure a steady supply of water for the operation of our facility in Spring Grove which is a primary manufacturing location for our envelope papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas. Any sudden failure of a dam, including as a result of natural disaster or act of terrorism or sabotage, would endanger occupants and residential, commercial and industrial structures, for which we could be liable. The failure of a dam could also be extremely disruptive and result in damage to or the shutdown of our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by our insurance policies or may substantially exceed the limits of our policies, and could materially and adversely affect our operating results and financial condition.

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

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim, one of the world’s hazard belts. By virtue of its geographic location, this mill is subject to, among similar types of natural disasters discussed above, cyclones, typhoons, and volcanic activity. Moreover, the area of Lanao del Norte has been a target of suspected terrorist activities. The most common bomb targets in Lanao del Norte to date have been power transmission towers. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks or power interruptions. The Mindanao mill supplies approximately 90% of the abaca pulp that is used by our Composite Fibers business unit to manufacture our paper for single serve coffee and tea products and certain technical specialties products. Any interruption, loss or extended curtailment of operations at our Mindanao mill could materially affect our operating results and financial condition.

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

As we diversify our business and expand our global footprint, an increasing proportion of our revenue is generated outside of the United States. We also own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. Currently, the majority of our business is transacted in U.S. dollars; however, an increasing portion of business is transacted in Euros, British Pound Sterling, Canadian dollars or Philippine Peso. With respect to the Euro, we generate substantially greater cash inflow in this currency than we do outflow. However, with respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies. As a result of these positions, we are exposed to changes in currency exchange rates. Uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations and actions proposed to restructure such obligations may cause the value of the euro to fluctuate. In the event that one or more European countries were to replace the euro with another currency, business may be adversely affected until stable exchange rates are established.

Our ability to maintain our products’ price competitiveness is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar, and other currencies, may adversely impact our results of operations and our ability to offer products in certain markets at acceptable prices. Approximately $125 million of our revenue is earned from shipments to customers located in the Ukraine, Russia and members of the CIS. Although these sales are denominated in euros, a significant devaluation of the customers’ local currencies could adversely affect our customers’ credit risk and our revenue and results of operation.

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

GLATFELTER 2013 FORM 10-K        11

For a discussion of commitments, legal proceedings and related contingencies, see Item 8 – Financial Statements and Supplementary Data – Note 22.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and senior management as of March 3, 2014.

Name	Age	Office with the Company
Dante C. Parrini	49	Chairman and Chief Executive Officer
John P. Jacunski	48	Executive Vice President and Chief Financial Officer
Christopher W. Astley	41	Senior Vice President, Corporate Strategy
Jonathan A. Bourget	49	Vice President & General Manager, Advanced Airlaid Materials Business Unit
David C. Elder	45	Vice President, Finance
Brian E. Janki	41	Vice President & General Manager, Specialty Papers Business Unit
Kent K. Matsumoto	54	Vice President, General Counsel and Corporate Secretary
Martin Rapp	54	Senior Vice President & General Manager, Composite Fibers Business Unit
Mark A. Sullivan	59	Vice President, Global Supply Chain and Information Technology
William T. Yanavitch II	53	Senior Vice President Human Resources and Administration

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

John P. Jacunski was promoted to Executive Vice President and Chief Financial Officer in February 2014. He joined us in October 2003 and served as Vice President and Corporate Controller. In July 2006 he was promoted to Senior Vice President and Chief Financial Officer. Mr. Jacunski was previously Vice President and Chief

Financial Officer at WCI Steel, Inc. from June 1999 to October 2003. Prior to joining WCI, Mr. Jacunski was with KPMG, an international accounting and consulting firm, where he served in various capacities.

Christopher W. Astley joined us in August 2010 and was promoted to Senior Vice President, Corporate Strategy in February 2014. Prior to joining us, he was an entrepreneur leading a privately held business from 2004 until 2010. Prior to that Mr. Astley held positions with Accenture, a global management consulting firm, and The Coca-Cola Company.

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

Brian E. Janki joined our Company in August 2013 as Vice President & General Manager, Specialty Papers Business Unit. Prior to this, Mr. Janki was employed by Greif as their Vice President & General Manager, Rigid Industrial Packaging & Services. During his twelve years with Greif, Mr. Janki held leadership positions including profit/loss responsibilities for two business units, global responsibility for supply chain and sourcing, and transformational assignments including global oversight of the implementation of the Greif Business System.

Kent K. Matsumoto was appointed Vice President, General Counsel and Corporate Secretary in October 2013. Mr. Matsumoto joined us in June 2012 as Assistant General Counsel and served as interim General Counsel since March 2013. From July 2008 until February 2012 he was Associate General Counsel for Wolters Kluwer. He has over 28 years of experience in a variety of corporate and divisional leadership assignments with other companies, including Wolters Kluwer, Mayne Pharma, and Alpharma.

Martin Rapp joined us in August 2006 and was promoted in February 2014 to Senior Vice President and General Manager, Composite Fibers Business Unit, the unit he has led since joining our company. Prior to this, Mr. Rapp was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002.

Mark A. Sullivan joined our Company in December 2003 and serves as Vice President, Global Supply Chain and Information Technology. Previously, he was our Chief Procurement Officer. Prior to joining Glatfelter, his experience included a broad array of operations and supply chain management responsibilities during twenty years with the DuPont Company.

William T. Yanavitch II was promoted to Senior Vice President Human Resources and Administration in February 2014. Since joining us in July 2000, he has served as Vice President, Human Resources. Prior to joining us he worked for Dentsply International and Gould Pumps Inc. in various leadership capacities.

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

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years:

Quarter	High	Low	Dividend
2013
Fourth	$29.25	$25.01	$0.10
Third	28.21	25.13	0.10
Second	26.44	21.53	0.10
First	23.66	17.11	0.10
2012
Fourth	$18.58	$15.31	$0.09
Third	18.25	15.43	0.09
Second	16.47	14.25	0.09
First	16.36	14.12	0.09

As of February 26, 2014, we had 1,198 shareholders of record.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. For the year ended December 31, 2013, we compare our stock performance to the S&P Small Cap 600 Paper Products index comprised of us, Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., Schweitzer-Mauduit International and Wausau Paper Corp. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours.

The following graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2008 and charts it through December 31, 2013.

GLATFELTER 2013 FORM 10-K        13

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2013 (1)	2012		2011		2010 (4)		2009
Net sales	$1,722,615	$1,577,788		$1,603,154		$1,455,331		$1,184,010
Energy and related sales, net	3,153	7,000		9,344		10,653		13,332
Total revenue	1,725,768	1,584,788		1,612,498		1,465,984		1,197,342
Gains on dispositions of plant, equipment and timberlands, net	1,726	9,815		3950		453		898
Net income	67,158	59,379	(2)	42,694	(3)	54,434	(5)	123,442	(6)

Earnings per share
Basic	1.56	1.39		0.94		1.19		2.70
Diluted	1.52	1.36		0.93		1.17		2.70

Total assets	$1,678,410	$1,242,985		$1,136,925		$1,341,747		$1,190,294
Total debt	442,325	250,000		227,000		333,022		254,583
Shareholders’ equity	684,476	539,679		490,404		552,442		510,704

Cash dividends declared per common share	0.40	0.36		0.36		0.36		0.36
Depreciation, depletion and amortization	68,196	69,500		69,313		65,839		61,256
Capital expenditures	103,047	58,752		64,491		36,491		26,257

Shares outstanding	43,130	42,784		42,650		45,976		45,706
Net tons sold	1,029,819	969,833		960,915		927,853		818,905
Number of employees	4,403	4,258		4,274		4,337		3,546

(1)	On April 30, 2013, we acquired Dresden Papier GmbH, the results of which are included prospectively from the acquisition date, including $101.8 million of net sales and $18.3 million of operating income.

(2)	During 2012, we recorded after-tax charges totaling $4.8 million related to the write-off of unamortized deferred issuance costs and the early redemption premium in connection with the refinancing of $200 million of bonds. In addition, net income includes a $4.0 million benefit from the conversion of alternative fuel mixture credits for cellulosic biofuel production credits.

(3)	During 2011, we recorded after-tax charges totaling $6.1 million related to the write-off of unamortized deferred issuance costs and original issue discount and the redemption premium in connection with the early redemption of $100 million of bonds.

(4)	The information set forth above for 2010 includes the financial information for Concert Industries Corp. prospectively from the February 12, 2010 acquisition date.

(5)	During 2010, net income included a $23.2 million tax benefit from cellulosic biofuel production credits.

(6)	During 2009, we recognized $107.8 million of alternative fuel mixture credits, all of which were recorded as a reduction to cost of products sold.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements    This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	adverse results in litigation in the Fox River matter;

x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xi.	geopolitical events, including war and terrorism;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and

xv.	our ability to finance, consummate and integrate acquisitions;

Introduction    We manufacture a wide array of specialty papers and fiber-based engineered materials and we manage our company along three business units:

•	Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, non-woven wall covering, metallized papers, composite laminates, and other technical specialty papers;

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads, food pads, napkins, tablecloths, and baby wipes; and

•	Specialty Papers with revenue from the sale of carbonless papers, forms, book publishing, envelope & converting papers, and fiber-based engineered products.

GLATFELTER 2013 FORM 10-K        15

RESULTS OF OPERATIONS

2013 versus 2012

Overview    The following table sets forth summarized results of operations:

	Year ended December 31
In thousands, except per share	2013	2012
Net sales	$1,722,615	$1,577,788
Gross profit	218,660	213,649
Operating income	86,519	101,874
Net income	67,158	59,379
Earnings per diluted share	1.52	1.36

Net income increased 13.1% in the year over year comparison and totaled $67.2 million in 2013, or $1.52 per diluted share. In 2012 net income was $59.4 million, or $1.36 per diluted share The year over year comparison reflects benefits from a significant acquisition in 2013, solid performance from our two growth businesses and a favorable tax rate.

Effective April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) for $211 million, net of cash acquired. Our reported results for 2013 include $101.8 million of net sales and $18.3 million of operating income from Dresden representing its results prospectively from the acquisition date. Such results are reported as part of the Composite Fibers business unit.

Our growth-oriented fiber-based engineered materials businesses reported improved results evidenced by an $29.8 million increase in operating income. However, total operating income from all of our business units increased $2.2 million reflecting the impact of a lower contribution from Specialty Papers. Overall, total net sales increased $144.8 million, or 9.2% and shipping volumes increased 6.2% in the year-over-year comparison

Composite Fibers’ operating income increased to $62.4 million from $36.1 million in 2012 primarily due to the inclusion of Dresden, higher selling prices and an improved mix. Excluding Dresden, shipping volumes were essentially unchanged.

Advanced Airlaid Materials’ operating income increased to $21.5 million compared with $18.0 million in 2012 primarily due to increased shipping volumes.

Specialty Papers’ operating income declined to $39.7 million from $67.3 million in 2012. Although shipping volumes increased 1.4%, this unit’s profitability was unfavorably impacted by operational disruptions and lower selling prices.

In addition to the impact of including Dresden, the consolidated results of operations for 2013 and 2012 include the following significant unusual items:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2013
Acquisition and integration costs	$(6,079)	$(0.14)
International legal entity restructuring costs	(630)	(0.01)
Alternative fuel mixture/ Cellulosic biofuel credits	10,316	0.23
Timberland sales and related costs	1,725	0.04
2012
Early redemption of $200 million bonds	$(4,784)	$(0.11)
Alternative fuel mixture/ Cellulosic biofuel credits	4,020	0.09
Timberland sales and related costs	5,388	0.12

The above items increased earnings by $5.3 million, or $0.12 per diluted share, in 2013. Comparatively, in 2012 earnings benefited by $4.6 million or $0.10 per diluted share from the items set forth above.

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

Business Unit Performance

Year ended December 31 In millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$566.4	$436.7	$268.4	$246.3	$887.9	$894.8	$–	$–	$1,722.6	$1,577.8
Energy and related sales, net	–	–	–	–	3.2	7.0	–	–	3.2	7.0
Total revenue	566.4	436.7	268.4	246.3	891.0	901.8	–	–	1,725.8	1,584.8
Cost of products sold	456.5	362.6	238.0	218.7	799.3	779.5	13.3	10.3	1,507.1	1,371.1
Gross profit (loss)	109.8	74.2	30.4	27.6	91.7	122.3	(13.3)	(10.4)	218.7	213.6
SG&A	47.4	38.1	8.9	9.6	52.0	55.0	25.5	18.9	133.9	121.6
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	–	–	–	(1.7)	(9.8)	(1.7)	(9.8)
Total operating income (loss)	62.4	36.1	21.5	18.0	39.7	67.3	(37.1)	(19.5)	86.5	101.9
Non-operating expense	–	–	–	–	–	–	(17.3)	(22.9)	(17.3)	(22.9)
Income (loss) before income taxes	$62.4	$36.1	$21.5	$18.0	$39.7	$67.3	$(54.4)	$(42.4)	$69.2	$78.9
Supplementary Data
Net tons sold (thousands)	133.6	90.3	96.1	90.3	800.2	789.2	–	–	1,029.8	969.8
Depreciation, depletion and amortization	$24.8	$23.5	$8.9	$8.7	$33.2	$37.4	1.3	–	$68.2	$69.5
Capital expenditures	56.9	31.4	6.7	3.9	33.8	23.1	5.7	0.3	103.0	58.8

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

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2013	2012	Change
Net sales	$1,722,615	$1,577,788	$144,827
Energy and related sales – net	3,153	7,000	(3,847)
Total revenues	1,725,768	1,584,788	140,980
Costs of products sold	1,507,108	1,371,139	135,969
Gross profit	$218,660	$213,649	$5,011
Gross profit as a percent of Net sales	12.7%	13.5%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2013	2012
Business Unit
Composite Fibers	32.9%	27.7%
Advanced Airlaid Material	15.6	15.6
Specialty Papers	51.5	56.7
Total	100.0%	100.0%

GLATFELTER 2013 FORM 10-K        17

During 2013, our growth oriented businesses generated approximately 48.5%, or $834.8 million, of our consolidated net sales compared with 43.3% in 2012, reflecting strategic initiatives to invest in growth businesses. Consolidated net sales for 2013 increased $144.8 million, or 9.2%, in the comparison to 2012 and totaled $1,722.6 million. The increase was primarily due to the Dresden acquisition and $13.6 million from the favorable impact of foreign currencies. Lower selling prices, primarily in Specialty Papers, adversely affected the comparison by $9.4 million. Shipping volumes increased 6.2% in the year over year comparison, or 1.8% excluding the Dresden acquisition.

In Composite Fibers, net sales were $566.4 million, an increase of $129.7 million, or 29.7%. The Dresden acquisition accounted for $101.8 million of the increase. On an organic basis, shipping volumes were essentially unchanged with a favorable mix. Higher selling prices and the translation of foreign currencies benefited the comparison by $2.9 million and $8.7 million, respectively.

Composite Fibers’ operating income in 2013 increased $26.3 million, of which Dresden represented $18.3 million. The remaining increase was primarily due to improved mix of products and higher selling prices. Foreign currency translation favorably impacted operating income by $0.6 million compared with the prior year.

In Advanced Airlaid Materials, net sales increased $22.1 million, or 9.0%, in 2013 compared to 2012. The increase in net sales was due to a 6.4% increase in shipping volumes, a $4.9 million benefit from favorable impact of foreign currency exchange partially offset by $2.3 million of lower selling prices.

Operating income in this business unit increased $3.5 million in 2013 compared to 2012 led by a $5.7 million benefit from the increase in shipping volumes. The translation of foreign currencies favorably impacted operating income by $2.2 million.

In the Specialty Papers business unit, net sales for 2013 decreased by $6.9 million, or 0.8%, to $887.9 million. The decrease was primarily due to $10.0 million from lower selling prices partially offset by a 1.4% increase in shipping volumes.

Specialty Papers’ operating income in 2013 of $39.7 million was $27.6 million lower than 2012 primarily due to lower selling prices, operational interruptions that adversely affected pulp mill production and $3.8 million from lower energy and related sales.

We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for 2013 and 2012:

	Year ended December 31
In thousands	2013	2012	Change
Energy sales	$8,189	$5,284	$2,905
Costs to produce	(6,784)	(4,187)	(2,597)
Net	1,405	1,097	308
Renewable energy credits	1,748	5,903	(4,155)
Total	$3,153	$7,000	$(3,847)

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

Pension Expense    The following table summarizes the amounts of pension expense recognized for 2013 compared to 2012:

	Year ended December 31
In thousands	2013	2012	Change
Recorded as:
Costs of products sold	$12,368	$9,148	$3,220
SG&A expense	1,849	2,467	(618)
Total	$14,217	$11,615	$2,602

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense in 2014 is expected to be approximately $6.2 million. The decrease is primarily due to higher discount rates and the impact of amortizing deferred actuarial gains from higher returns on assets in 2013.

Gain on Sales of Plant, Equipment and Timberlands, net    During the years ended December 31, 2013 and 2012, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2013
Timberlands	876	$1,445	$1,410
Other	n/a	502	316
Total		$1,947	$1,726
2012
Timberlands	4,830	$9,494	$9,203
Other	n/a	778	612
Total		$10,272	$9,815

In connection with each of the asset sales set forth above, we received cash proceeds.

Other and Unallocated    The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $38.8 million in 2013 compared with $29.3 million in 2012. The increase is primarily due to acquisition and integration expenses, legal entity restructuring related costs and higher pension expense.

Non-operating income (expense) as presented in the Business Unit Performance table includes $18.0 million and $18.7 million of interest expense for 2013 and 2012, respectively. The amount reported for 2012 includes a $1.9 million charge related to the write-off of unamortized issuance costs in connection with the refinancing or our long-term bonds. Excluding the 2012 write-off, interest expense increased $1.2 million primarily reflecting the financing of the Dresden acquisition.

Income taxes    In 2013, income tax expense totaled $2.0 million on pre-tax income of $69.2 million. The comparable amounts in 2012 were $19.6 million and $78.9 million, respectively. Tax expense in 2013 benefited from a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. and by an aggregate of $16.3 million from cellulosic biofuel production credits, research and development credits, reduction in reserves due to the lapse of statutes of limitation and changes in international statutory rates.

Foreign Currency    We own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency in Canada is the U.S. dollar, in Germany and France the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. During 2013, Euro functional currency operations generated approximately 31.0% of net sales and 29.1% of operating expenses and British Pound Sterling operations represented 6.2% of net sales and 5.8% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

In thousands	Year ended December 31, 2013
Favorable (unfavorable)
Net sales	$13,555
Costs of products sold	(9,723)
SG&A expenses	(987)
Income taxes and other	(84)
Net income	$2,761

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2013 were the same as 2012. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

2012 versus 2011

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

From an operating perspective, our businesses performed well during 2012 compared with 2011, evidenced by a $9.9 million, or 8.9%, increase in operating income led by strong improvements from Specialty Papers and Advanced Airlaid Materials. Composite Fibers’ results were unfavorable in the comparison by $4.7 million.

Our Composite Fibers business unit’s operating income decreased to $36.1 million from $40.8 million in 2011. Volumes shipped decreased 3.2% compared to 2011 reflecting generally softer economic conditions in its market segments. Unfavorable foreign currency translations affected this unit’s operating income by $3.2 million.

GLATFELTER 2013 FORM 10-K        19

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

The following table sets forth summarized consolidated results of operations:

	Year ended December 31
In thousands, except per share	2012	2011
Net sales	$1,577,788	$1,603,154
Gross profit	213,649	206,193
Operating income	101,874	85,272
Net income	59,379	42,694
Earnings per diluted share	1.36	0.93

The consolidated results of operations for 2012 and 2011 include the following items not considered to be part of our core business operations:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2012
Early redemption of $200 million bonds	$(4,784)	$(0.11)
Conversion of alternative fuel mixture/Cellulosic biofuel credits	4,020	0.09
Timberland sales and related transaction costs	5,388	0.12
2011
Early redemption of $100 million bonds	(6,065)	(0.13)
Charge for workforce efficiencies	(652)	(0.01)
Acquisition and integration costs	(792)	(0.02)
Timberland sales and related transaction costs	4,160	0.09

During 2012, the aggregate effect of the unusual items set forth above increased earnings by $4.6 million, or $0.10 per diluted share. In 2011, the items set forth above decreased earnings by $3.3 million, or $0.07 per diluted share.

Business Unit Performance

	Year ended December 31
In millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$436.7	$476.0	$246.3	$252.0	$894.8	$875.1	–	–	$1,577.8	$1,603.2
Energy and related sales, net	–	–	–	–	7.0	9.3	–	–	7.0	9.3
Total revenue	436.7	476.0	246.3	252.0	901.8	884.4	–	–	1,584.8	1,612.5
Cost of products sold	362.6	395.7	218.7	227.7	779.5	775.7	10.3	7.2	1,371.1	1,406.3
Gross profit (loss)	74.2	80.3	27.6	24.3	122.3	108.7	(10.4)	(7.2)	213.6	206.2
SG&A	38.1	39.5	9.6	10.9	55.0	51.4	18.9	23.0	121.6	124.9
Gains on dispositions of plant, equipment and timberlands	–	–	–	–	–	–	(9.8)	(4.0)	(9.8)	(4.0)
Total operating income (loss)	36.1	40.8	18.0	13.4	67.3	57.3	(19.5)	(26.2)	101.9	85.3
Non-operating expense	–	–	–	–	–	–	(22.9)	(34.4)	(22.9)	(34.4)
Income (loss) before income taxes	$36.1	$40.8	$18.0	$13.4	$67.3	$57.3	$(42.4)	$(60.7)	$78.9	$50.8
Supplementary Data
Net tons sold	90.3	93.3	90.3	88.0	789.2	779.6	–	–	969.8	960.9
Depreciation, depletion and amortization	$23.5	$24.8	$8.7	$8.5	$37.4	$36.0	–	–	$69.5	$69.3
Capital expenditures	31.4	22.5	3.9	10.6	23.1	31.4	0.3	–	58.8	64.5

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2012	2011	Change
Net sales	$1,577,788	$1,603,154	$(25,366)
Energy and related sales – net	7,000	9,344	(2,344)
Total revenues	1,584,788	1,612,498	(27,710)
Costs of products sold	1,371,139	1,406,305	(35,166)
Gross profit	$213,649	$206,193	$7,456
Gross profit as a percent of Net sales	13.5%	12.9%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2012	2011
Business Unit
Composite Fibers	27.7%	29.7%
Advanced Airlaid Material	15.6	15.7
Specialty Papers	56.7	54.6
Total	100.0%	100.0%

Net sales for 2012 decreased $25.4 million, or 1.6%, in the comparison to 2011 and totaled $1,577.8 million. The translation of foreign currencies unfavorably impacted net sales by $35.8 million more than offsetting a $3.5 million benefit from higher selling prices. Shipping volumes were up slightly as higher shipping volumes in both Specialty Papers and Advanced Airlaid Materials were partially offset by softer demand in Composite Fibers related to the weak European economy.

In Composite Fibers, net sales were $436.7 million, a decrease of $39.3 million, or 8.3%, primarily due to the translation of foreign currencies which unfavorably impacted the comparison by $24.4 million. Average selling prices were essentially unchanged and total shipping volumes were lower in the comparison by approximately 3%.

Composite Fibers’ operating income in 2012 totaled $36.1 million, a $4.7 million decrease compared to 2011 primarily due to lower shipping volumes and a $3.2 million unfavorable effect from foreign currency translation.

On October 14, 2012, a fire was sustained by our Scäer, France facility, one of several facilities within the Composite Fibers business unit. The fire damaged the electrical system primarily servicing one of two papermaking machines at the facility as well as certain mill infrastructure. All customer orders were fulfilled by shipping products on hand or by utilizing assets at the business unit’s other facilities. The total cost of the fire in 2012 was $3.9 million which was offset by expected insurance recoveries, net of deductibles.

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

We sell excess power generated by the Spring Grove, PA facility. In addition, two of our facilities are registered generators of renewable energy credits (“RECs”). The following table summarizes this activity for 2012 and 2011:

	Year ended December 31
In thousands	2012	2011	Change
Energy sales	$5,284	$10,992	$(5,708)
Costs to produce	(4,187)	(9,319)	5,132
Net	1,097	1,673	(576)
Renewable energy credits	5,903	7,671	(1,768)
Total	$7,000	$9,344	$(2,344)

Pension Expense    The following table summarizes the amounts of pension expense recognized for 2012 compared to 2011:

	Year ended December 31
In thousands	2012	2011	Change
Recorded as:
Costs of products sold	$9,148	$6,735	$2,413
SG&A expense	2,467	3,645	(1,178)
Total	$11,615	$10,380	$1,235

GLATFELTER 2013 FORM 10-K        21

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

In thousands	Year ended December 31, 2012
Favorable (unfavorable)
Net sales	$(35,818)
Costs of products sold	26,828
SG&A expenses	2,813
Income taxes and other	514
Net income	$(5,664)

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

	Year ended December 31
In thousands	2013	2012
Cash and cash equivalents at beginning of period	$97,679	$38,277
Cash provided (used) by
Operating activities	173,635	112,846
Investing activities	(312,436)	(48,705)
Financing activities	163,175	(5,489)
Effect of exchange rate changes on cash	829	750
Net cash provided	25,203	59,402
Cash and cash equivalents at end of period	$122,882	$97,679

At the end of the 2013, we had $122.9 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries is deemed to be permanently reinvested, substantially all of the cash and cash equivalents is available for use domestically.

In addition to our cash and cash equivalents, as of December 31, 2013, $211.3 million is available under our revolving credit agreement, which matures in November 2016.

Cash flow provided from operating activities increased in the year-over-year comparison by $60.8 million primarily due to a reduction in cash used for working capital lower cash income tax payments and higher net income.

Net cash used by investing activities increased $263.7 million in the comparison of 2013 to 2012. In 2013, we spent $210.9 million to acquire Dresden. In addition, in 2013 capital expenditures totaled $103.0 million, an increase of $44.3 million primarily reflecting the investment completed in 2013 to expand capacity to serve Composite Fibers’ growth markets. Capital expenditures in 2014 are expected to be approximately $80 million to $90 million.

Net cash provided by financing activities totaled $163.2 million in 2013 reflecting additional borrowings used to finance the Dresden acquisition.

In 2013 our Board of Directors authorized an 11% increase in our quarterly cash dividend. In 2013, we used $17.0 million of cash for dividends on our common stock compared with $15.6 million in 2012. In February 2014, we announced an additional 10% increase in our dividend. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

In 2012, as discussed below, we issued $250.0 million of 5.375% bonds and used the proceeds to repay all amounts outstanding under our revolving credit agreement and to redeem $200.0 million of 7.125% notes together with a redemption premium and consent fee of $5.1 million.

The following table sets forth our outstanding long-term indebtedness:

In thousands	2013	2012
Revolving credit facility, due Nov. 2016	$133,540	$–
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	58,785	–
Total long-term debt	442,325	250,000
Less current portion	–	–
Long-term debt, net of current portion	$442,325	$250,000

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of December 31, 2013, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.2x, well within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement, that accelerates the debt outstanding thereunder. As discussed above, as of December 31, 2013, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 8 – Financial Statements – Note 16.

Cash used for common share repurchases totaled $5.7 million in 2012, and $48.0 million in 2011. The amount for 2012 includes $1.2 million under a $50 million

GLATFELTER 2013 FORM 10-K        23

program authorized in 2011. In May 2012, our Board of Directors authorized a second, two-year share repurchase program for up to $25.0 million, exclusive of commissions, of our outstanding common stock. The following table summarizes share repurchases made under this program through December 31, 2013:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)
Remaining authorization		$20,538

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. Recently issued rules will require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing options available to comply with these rules to understand the effect they may have on our operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our current estimate to implement viable options could result in capital spending of between $50 million to $90 million depending on the solutions available to comply with the regulations. However, the amount of capital spending ultimately incurred may differ, and the difference could be material, depending on the option chosen. In addition, the timing of any additional capital spending is uncertain, although we currently expect to incur the majority of expenditures generally between 2014 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

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

Off-Balance-Sheet Arrangements    As of December 31, 2013 and 2012, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments to which we are a party and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 8 – Financial Statements and Supplementary Data.

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2013:

		Payments Due During the Year Ended December 31,
In millions	Total	2014	2015 to 2016	2017 to 2018	2019 and beyond
Long-term debt (1)	$546	$17	$180	$43	$306
Operating leases (2)	16	7	7	2	–
Purchase obligations (3)	116	72	44	–	–
Other long term obligations (4), (5)	78	9	17	14	38

Total	$756	$105	$248	$59	$344

(1)	Represents principal and interest payments due on long-term debt, the significant terms of which are discussed in Item 8 – Financial Statements, Note 16, “Long-term Debt.” The amounts set forth above include expected interest payments of $104.6 million over the term of the underlying debt instruments based contractual rates or current market rates in the case of variable rate instruments.

(2)	Represents rental agreements for various land, buildings, vehicles, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material, and forward purchases with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2013.

(4)	Primarily represents expected benefits to be paid pursuant to retirement medical plans and nonqualified pension plans and the expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements, Note 8, “Income Taxes”, such amounts totaled $14.9 million at December 31, 2013.

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

Pension and Other Post-Retirement Obligations    Accounting for defined-benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, future compensation growth rates and mortality rates. Accounting for our retiree medical plans, and any curtailments thereof, also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits.

The following chart summarizes the more significant assumption used in the actuarial valuation of our defined-benefit plans for each of the past three years:

	2013	2012	2011
Pension plans
Weighted average discount rate
for benefit expense	4.28%	5.09%	5.81%
for benefit obligation	5.20	4.28	5.09
Expected long-term rate of
on plan assets (1)	8.50	8.50	8.50
Rate of compensation increase	4.00	4.00	4.00
Post-retirement medical
Weighted average discount rate	3.58	4.45	5.12
for benefit expense
for benefit obligation	4.52	3.58	4.45
Health care cost trend rate
assumed for next year	7.46	7.68	7.90
Ultimate cost trend rate	4.50	4.50	4.50
Year that the ultimate cost trend rate is reached	2028	2028	2028

(1)	For 2014, the expected long-term rate of return on pension plan assets was reduced to 8.00%.

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

GLATFELTER 2013 FORM 10-K        25

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					At December 30, 2013
Dollars in thousands	2014	2015	2016	2017	2018	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$254,533
At fixed interest rates – Term Loan	58,785	57,683	51,437	44,089	36,741	58,785	57,952
At variable interest rates	133,540	133,540	116,848	–	–	133,540	133,540
						$442,325	$446,025
Weighted-average interest rate

On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loan	2.05%	2.05%	2.05%	2.05%	2.05%
On variable rate debt	1.93%	1.93%	1.93%	1.93%	1.93%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2013. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2013, we had long-term debt outstanding of $442.3 million, of which 30.2% is at variable interest rates. Variable-rate debt outstanding consists of borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At December 31, 2013, the weighted-average interest rate paid on variable rate debt was approximately 1.93%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.3 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. dollar. During 2013, Euro functional currency operations generated approximately 31.0% of net sales and 29.1% of operating expenses and British Pound Sterling operations represented 6.2% of net sales and 5.8% of operating expenses.

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

As of December 31, 2013, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We excluded from our assessment, as permitted under the applicable SEC rules, regulations and related interpretations, the internal control over financial reporting of Dresden Papier GmbH, which was acquired on April 30, 2013, and whose assets constitute 17.8% of total assets, and which represented 5.9% of total net sales, of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Management has determined that the Company’s internal control over financial reporting as of December 31, 2013, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2013, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

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

GLATFELTER 2013 FORM 10-K        27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P. H. Glatfelter and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Dresden Papier GmbH. (“Dresden”), which was acquired on April 30, 2013 and whose assets constitute 17.8% of total assets, and which represented 5.9% of total net sales, of the consolidated financial statement amounts as of and for the year ended December 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Dresden. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated March 3, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

March 3, 2014

GLATFELTER 2013 FORM 10-K        29

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
In thousands, except per share	2013	2012	2011
Net sales	$1,722,615	$1,577,788	$1,603,154
Energy and related sales, net	3,153	7,000	9,344
Total revenues	1,725,768	1,584,788	1,612,498
Costs of products sold	1,507,108	1,371,139	1,406,305
Gross profit	218,660	213,649	206,193
Selling, general and administrative expenses	133,867	121,590	124,871
Gains on dispositions of plant, equipment and timberlands, net	(1,726)	(9,815)	(3,950)
Operating income	86,519	101,874	85,272
Non-operating income (expense)
Interest expense	(17,965)	(18,694)	(31,794)
Interest income	310	460	666
Other, net	337	(4,699)	(3,299)
Total non-operating expense	(17,318)	(22,933)	(34,427)
Income before income taxes	69,201	78,941	50,845
Income tax provision	2,043	19,562	8,151
Net income	$67,158	$59,379	$42,694

Earnings per share
Basic	$1.56	$1.39	$0.94
Diluted	1.52	1.36	0.93

Cash dividends declared per common share	$0.40	$0.36	$0.36

Weighted average shares outstanding
Basic	43,158	42,851	45,228
Diluted	44,299	43,672	45,794

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
In thousands	2013	2012	2011
Net income	$67,158	$59,379	$42,694

Foreign currency translation adjustments	14,826	11,358	(10,160)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $178, $638 and $(464), respectively	(517)	(1,609)	1,185
Unrecognized retirement obligations, net of taxes of $(45,118), $3,914 and $22,672, respectively	74,300	(6,974)	(36,519)
Other comprehensive income (loss)	88,609	2,775	(45,494)
Comprehensive income (loss)	$155,767	$62,154	$(2,800)

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2013 FORM 10-K        31

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2013	2012
Assets
Cash and cash equivalents	$122,882	$97,679
Accounts receivable (less allowance for doubtful accounts: 2013 – $2,725; 2012 – $2,858)	167,830	139,904
Inventories	236,310	222,366
Prepaid expenses and other current assets	59,560	58,909
Total current assets	586,582	518,858

Plant, equipment and timberlands, net	723,340	621,186
Goodwill	95,948	16,601
Intangible assets	96,081	8,301
Other assets	176,459	78,039
Total assets	$1,678,410	$1,242,985

Liabilities and Shareholders’ Equity
Accounts payable	$161,242	$133,389
Dividends payable	4,363	3,905
Environmental liabilities	125	125
Other current liabilities	122,637	113,489
Total current liabilities	288,367	250,908

Long-term debt	442,325	250,000
Deferred income taxes	141,020	62,046
Other long-term liabilities	122,222	140,352
Total liabilities	993,934	703,306
Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $0.01 par value; authorized – 120,000,000 shares issued – 54,361,980 (including treasury shares: 2013 – 11,234,039; 2012 – 11,578,028)	544	544
Capital in excess of par value	53,940	52,492
Retained earnings	869,329	819,593
Accumulated other comprehensive loss	(75,357)	(163,966)
	848,456	708,663
Less cost of common stock in treasury	(163,980)	(168,984)
Total shareholders’ equity	684,476	539,679
Total liabilities and shareholders’ equity	$1,678,410	$1,242,985

The accompanying notes are an integral part of these consolidated financial statements.

P.H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
In thousands	2013	2012	2011
Operating activities
Net income	$67,158	$59,379	$42,694
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	68,196	69,500	69,313
Amortization of debt issue costs and original issue discount	1,305	3,177	8,838
Pension expense, net of unfunded benefits paid	12,787	10,427	2,127
Deferred income tax benefit	(11,485)	(2,209)	333
Gains on dispositions of plant, equipment and timberlands, net	(1,726)	(9,815)	(3,950)
Share-based compensation	7,337	6,520	5,762
Change in operating assets and liabilities
Accounts receivable	(777)	(3,379)	3,771
Inventories	2,704	(12,615)	(7,280)
Prepaid and other current assets	7,965	(14,952)	2,115
Accounts payable	24,822	6,953	13,606
Environmental liabilities	(510)	(151)	(57)
Accruals and other current liabilities	(6,708)	15,134	(2,516)
Cellulosic biofuel and alternative fuel mixture credits	9,848	(6,728)	17,833
Other	(7,281)	(8,395)	(12,282)
Net cash provided by operating activities	173,635	112,846	140,307
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(103,047)	(58,752)	(64,491)
Proceeds from disposals of plant, equipment and timberlands, net	1,947	10,272	4,491
Proceeds from timberland installment sale note receivable	–	–	43,170
Acquisition, net of cash acquired	(210,911)	–	–
Other	(425)	(225)	–
Net cash used by investing activities	(312,436)	(48,705)	(16,830)
Financing activities
Proceeds from note offerings	–	250,000	–
Repayments of note offerings	–	(205,131)	(103,563)
Net borrowings under (repayments of) revolving credit facility	126,139	(27,000)	27,000
Payments of borrowing costs	(419)	(4,748)	(1,672)
Repayment of term loans	–	–	(36,695)
Repayment of short term debt	–	–	(798)
Proceeds from term loan	56,091	–	–
Repurchases of common stock	–	(5,675)	(48,033)
Payments of dividends	(16,965)	(15,608)	(16,611)
(Payments) proceeds from share-based compensation awards and other	(1,671)	2,673	232
Net cash provided (used) by financing activities	163,175	(5,489)	(180,140)
Effect of exchange rate changes on cash	829	750	(848)
Net increase (decrease) in cash and cash equivalents	25,203	59,402	(57,511)
Cash and cash equivalents at the beginning of period	97,679	38,277	95,788
Cash and cash equivalents at the end of period	$122,882	$97,679	$38,277

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$17,231	$14,400	$24,191
Income taxes, net	15,588	44,657	(8,344)

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2013 FORM 10-K        33

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2011	$544	$48,145	$749,453	$(121,247)	$(124,453)	$552,442
Net income			42,694			42,694
Other comprehensive loss				(45,494)		(45,494)

Comprehensive loss						(2,800)
Tax effect on exercise of stock awards		90				90
Cash dividends declared ($0.36 per share)			(16,322)			(16,322)
Share-based compensation expense		3,633				3,633
Repurchase of common shares					(48,904)	(48,904)
Delivery of treasury shares
RSUs		(215)			215	–
401 (k) plans		(141)			2,108	1,967
Director compensation		(13)			177	164
Employee stock options exercised – net		(22)			156	134

Balance at December 31, 2011	544	51,477	775,825	(166,741)	(170,701)	490,404

Net income			59,379			59,379
Other comprehensive income				2,775		2,775

Comprehensive income						62,154
Tax effect on exercise of stock awards		631				631
Cash dividends declared ($0.36 per share)			(15,611)			(15,611)
Share-based compensation expense		3,970				3,970
Repurchase of common shares					(5,675)	(5,675)
Delivery of treasury shares
RSUs		(1,433)			1,096	(337)
401 (k) plans		234			2,212	2,446
Employee stock options exercised – net		(2,387)			4,084	1,697

Balance at December 31, 2012	544	52,492	819,593	(163,966)	(168,984)	539,679

Net income			67,158			67,158
Other comprehensive income				88,609		88,609

Comprehensive income						155,767
Tax effect on exercise of stock awards		1,451				1,451
Cash dividends declared ($0.40 per share)			(17,422)			(17,422)
Share-based compensation expense		4,473				4,473
Delivery of treasury shares
RSUs		(1,763)			1,234	(529)
401 (k) plans		1,099			1,791	2,890
Employee stock options exercised – net		(3,812)			1,979	(1,833)

Balance at December 31, 2013	$544	$53,940	$869,329	$(75,357)	$(163,980)	$684,476

The accompanying notes are an integral part of the consolidated financial statements.

P. H. GLATFELTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

The range of estimated service lives used to calculate financial reporting depreciation for principal items of plant and equipment are as follows:

Buildings	10 –45 Years
Machinery and equipment	7 – 35 Years
Other	4 – 40 Years

Maintenance and Repairs     Maintenance and repairs costs are charged to income and major renewals and betterments are capitalized. At the time property is retired or sold, the net carrying value is eliminated and any resultant gain or loss is included in income.

Valuation of Long-lived Assets, Intangible Assets and Goodwill     We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, the asset’s fair value is estimated and an impairment loss is recognized for any deficiencies. Goodwill and non-amortizing tradename intangible assets are reviewed, on a discounted cash flow basis, during the third quarter of each year for impairment or more frequently if impairment indicators are present. Impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities.

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

GLATFELTER 2013 FORM 10-K        35

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

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 –”Comprehensive Income (Topic 220): Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income” which will require new disclosures about items reclassified out of accumulated other comprehensive income. The new standard became effective for us beginning January 1, 2013. This standard did not have a material impact on us.

In July 2013, the FASB issued ASU 2013-11 (Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists), which provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available, in which case the unrecognized tax benefit should be presented in the financial statements as a liability This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. We believe that our implementation of this guidance will have no material impact on our consolidated financial statements.

3.	ACQUISITIONS

On April 30, 2013, we completed the acquisition of all outstanding shares of Dresden Papier GmbH (“Dresden”) from Fortress Paper Ltd. for $211 million, net of cash acquired. Dresden, based in Heidenau, Germany, is the leading global supplier of nonwoven wallpaper base materials, and is a major supplier to most of the world’s largest wallpaper manufacturers. Dresden’s revenues for the full year 2013 were $158.6 million and it employed approximately 146 people at its state-of-the-art, 72,800 short-ton-capacity manufacturing facility. We financed the acquisition through a combination of cash on hand and borrowings under our Revolving Credit Facility.

GLATFELTER 2013 FORM 10-K        37

The acquisition of Dresden adds another industry-leading nonwovens product line to our Composite Fibers business, and broadens our relationship with leading producers of consumer and industrial products. This acquisition also provides additional operational leverage and growth opportunities for Glatfelter globally, particularly in large markets such as Russia and China, and other developing markets in eastern Europe and Asia.

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

The share purchase agreement provides for, among other terms, indemnification provisions for claims that may arise, including among others, uncertain tax positions and other third party claims. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

In thousands	As originally presented	Cumulative adjustments	Adjusted
Assets
Cash and cash equivalents	$12,227	$–	$12,227
Accounts receivable	23,870	–	23,870
Inventory	13,864	–	13,864
Prepaid and other current assets	6,674	1,386	8,060
Plant, equipment and timberlands	60,951	–	60,951
Intangible assets	87,596	–	87,596
Goodwill	76,256	(1,386)	74,870
Total assets	281,438	–	281,438
Liabilities
Accounts payable	20,360	(107)	20,253
Deferred tax liabilities	36,120	–	36,120
Other long term liabilities	1,820	107	1,927
Total liabilities	58,300	–	58,300
Total	223,138	–	223,138
less cash acquired	(12,227)	–	(12,227)
Total purchase price	$210,911	$–	$210,911

The adjustments set forth above primarily relate to the recognition of additional indemnification receivable from the seller associated with certain tax matters. Such adjustments did not impact previously reported results of operations, earnings per share, or cash flows.

The preliminary purchase price allocation set forth above is based on all information available to us at the present time and is subject to change. In the event new information, primarily related to an on-going tax audit for periods prior to the acquisition, becomes available, the measurement of the amounts of an indemnification receivable reflected above under the caption “Prepaid and other current assets” may be affected.

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

In connection with the Dresden acquisition we recorded $74.9 million of goodwill and $87.6 million of intangible assets. The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, none of the goodwill is deductible. Intangible assets consist of $9.8 million of non-amortizing tradename, and the remainder consists of technology and customer relationships.

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue and operating income of Dresden included in our consolidated results of operations for 2013 totaled $101.8 million and $18.3 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2011:

	Year ended December 31
In thousands, except per share	2013	2012	2011
Pro forma
Net sales	$1,779,434	$1,727,538	$1,749,342
Net income	80,381	79,075	56,789
Diluted earnings per share	1.82	1.81	1.24

During 2013, we incurred legal, professional and advisory costs directly related to the Dresden acquisition totaling $3.2 million. For purposes of presenting the above pro forma financial information, such costs have been eliminated. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of income. In addition, the pro forma financial information excludes $1.1 million of charges to costs of products sold related to the write up of inventory to fair value and $2.0 million of integration related costs. This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

4.	ENERGY AND RELATED SALES, NET

We sell excess power generated by the Spring Grove, PA facility. We also sell renewable energy credits generated by the Spring Grove, PA and Chillicothe, OH facilities representing sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste.

The following table summarizes this activity for each of the past three years:

In thousands	2013	2012	2011
Energy sales	$8,189	$5,284	$10,992
Costs to produce	(6,784)	(4,187)	(9,319)
Net energy sales	1,405	1,097	1,673
Renewable energy credits	1,748	5,903	7,671
Total energy and related sales, net	$3,153	$7,000	$9,344

5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2013, 2012 and 2011, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2013
Timberlands	876	$1,445	$1,410
Other	n/a	502	316
Total		$1,947	$1,726
2012
Timberlands	4,830	$9,494	$9,203
Other	n/a	778	612
Total		$10,272	$9,815
2011
Timberlands	942	$3,821	$3,590
Other	n/a	670	360
Total		$4,491	$3,950
6.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Year ended December 31
In thousands, except per share	2013	2012	2011
Net income	$67,158	$59,379	$42,694
Weighted average common shares outstanding used in basic EPS	43,158	42,851	45,228
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	1,141	821	566
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,299	43,672	45,794
Earnings per share
Basic	$1.56	$1.39	$0.94
Diluted	1.52	1.36	0.93

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31
	2013	2012	2011
Potential common shares	7	8	891

GLATFELTER 2013 FORM 10-K        39

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2013, 2012 and 2011.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on cash flow hedges	Pension Plans	Other postretirement benefit plans	Total
Balance at January 1, 2011	$(883)	$–	$(114,333)	$(6,031)	$(121,247)
Other comprehensive income before reclassifications (net of tax)	(10,160)	1,308	(48,452)	2,361	(54,943)
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	(123)	9,783	(211)	9,449
Net current period other comprehensive income (loss)	(10,160)	1,185	(38,669)	2,150	(45,494)
Balance at December 31, 2011	(11,043)	1,185	(153,002)	(3,881)	(166,741)

Other comprehensive income before reclassifications (net of tax)	11,358	(39)	(18,657)	(244)	(7,582)
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	(1,570)	12,099	(172)	10,357
Net current period other comprehensive income (loss)	11,358	(1,609)	(6,558)	(416)	2,775
Balance at December 31, 2012	315	(424)	(159,560)	(4,297)	(163,966)

Other comprehensive income before reclassifications (net of tax)	14,826	(1,198)	54,906	4,187	72,721
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	681	15,107	100	15,888
Net current period other comprehensive income (loss)	14,826	(517)	70,013	4,287	88,609
Balance at December 31, 2013	$15,141	$(941)	$(89,547)	$(10)	$(75,357)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31
In thousands	2013	2012	2011
Description				Line Item in Statements of Income

Cash flow hedges (Note 19)
(Gains) losses on cash flow hedges	$945	$(2,183)	$(174)	Costs of products sold
	(264)	613	51	Income tax provision
Net of tax	681	(1,570)	(123)

Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plan items Prior service costs	2,470	2,025	2,113	Costs of products sold
	649	430	453	Selling, general and administrative
Actuarial losses	16,399	13,764	10,925	Costs of products sold
	4,699	3,256	2,342	Selling, general and administrative
	24,217	19,475	15,833
	(9,110)	(7,376)	(6,050)	Income tax provision
Net of tax	15,107	12,099	9,783

Amortization of deferred benefit other plan items Prior service costs	(384)	(760)	(1,005)	Costs of products sold
	(96)	(177)	(216)	Selling, general and administrative
Actuarial losses	494	511	725	Costs of products sold
	147	149	155	Selling, general and administrative
	161	(277)	(341)
	(61)	105	130	Income tax provision
Net of tax	100	(172)	(211)
Total reclassifications, net of tax	$15,888	$10,357	$9,449

8.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from operations consisted of the following:

	Year Ended December 31
In thousands	2013	2012	2011
Current taxes
Federal	$625	$8,869	$6,943
State	(4,365)	3,386	(1,762)
Foreign	17,268	9,516	2,637
	13,528	21,771	7,818
Deferred taxes and other
Federal	(10,973)	(5,456)	(3,908)
State	(474)	(920)	(286)
Foreign	(38)	4,167	4,527
	(11,485)	(2,209)	333
Income tax provision	$2,043	$19,562	$8,151

The amounts set forth above for total deferred taxes and other included a deferred tax benefit of $15.1 million, $2.3 million and $1.5 million in 2013, 2012 and 2011, respectively. Other taxes totaled an expense of $3.6 million, $0.1 million and $1.8 million in 2013, 2012 and 2011, respectively, associated with the deferred tax impact of uncertain tax positions.

The following are the domestic and foreign components of pretax income from operations:

	Year Ended December 31
In thousands	2013	2012	2011
United States	$(3,052)	$24,525	$(991)
Foreign	72,253	54,416	51,836
Total pretax income	$69,201	$78,941	$50,845

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision is as follows:

	Year Ended December 31
	2013	2012	2011
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.5	1.3	0.7
Foreign income tax rate differential	(5.4)	(3.9)	(6.8)
Change in statutory tax rates	(0.6)	(0.8)	0.9
Tax credits	(4.4)	(0.5)	(2.0)
Change in unrecognized tax benefits, net	(22.7)	0.4	(11.6)
Cellulosic biofuel credit, net of incremental state tax and manufacturing deduction benefit	–	(6.1)	–
Valuation allowance	–	–	3.2
Other	0.6	(0.6)	(3.4)
Provision for income taxes	3.0%	24.8%	16.0%

The sources of deferred income taxes were as follows at December 31:

	2013		2012
In thousands	Current Asset (Liability)	Non current Asset (Liability)	Current Asset (Liability)	Non current Asset (Liability)
Reserves	$5,001	$7,919	$6,871	$8,095
Compensation	3,111	5,000	3,332	5,034
Post-retirement benefits	1,070	19,819	1,285	22,642
Property	–	(98,889)	–	(92,144)
Intangible Assets	–	(28,918)	–	(1,603)
Pension	802	(51,148)	508	(14,681)
Inventories	1,491	–	1,447	–
Other	893	2,377	204	2,578
Tax carryforwards	10,322	16,922	5,218	43,409
Subtotal	22,690	(126,918)	18,865	(26,670)
Valuation allowance	(1,255)	(4,905)	(3,233)	(27,266)
Total	$21,435	$(131,823)	$15,632	$(53,936)

GLATFELTER 2013 FORM 10-K        41

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2013	2012
Prepaid expenses and
other current assets	$21,447	$16,319
Other long term assets	9,197	8,110
Other current liabilities	12	687
Deferred income taxes	141,020	62,046

At December 31, 2013 we had state and foreign tax net operating loss (“NOL”) carryforwards of $92.1 million and $32.7 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2014 and 2033; certain foreign NOL carryforwards expire between 2014 and 2033.

The state and foreign NOL carryforwards on the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

In addition, we had various state tax credit carryforwards totaling $0.4 million, which expire between 2014 and 2027, and foreign investment tax credits of $3.8 million which expire between 2019 and 2033.

As of December 31, 2013 and 2012, we had a valuation allowance of $6.2 million and $30.5 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain deferred foreign tax credits. The change in the valuation allowance was primarily due to the expiration of fully reserved NOLs.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $3.0 million, $0.4 million and $1.0 million in 2013, 2012 and 2011, respectively, related to research and development credits and the fuels tax credits.

At December 31, 2013 and 2012, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $288.8 million and $236.3 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2013 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements. It is not practicable to determine the amount of additional taxes that have not been provided.

As of December 31, 2013, 2012 and 2011, we had $14.9 million, $30.4 million and $29.7 million of gross unrecognized tax benefits, respectively. As of December 31, 2013, if such benefits were to be recognized, approximately $14.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2013	2012	2011
Balance at January 1	$30.4	$29.7	$38.7
Increases in tax positions for prior years	0.2	1.4	0. 8
Decreases in tax positions for prior years	(4.9)	(1.0)	(7.5)
Acquisition related:
Purchase Accounting(1)	1.3	–	–
Increases in tax positions for current year	1.7	1.9	1.1
Settlements	–	(0.4)	(0.1)
Lapse in statutes of limitation	(13.8)	(1.2)	(3.3)
Balance at December 31	$14.9	$30.4	$29.7

(1)	in connection with acquisition accounting for the Dresden transaction, we recorded a $1.3 million reserve for an uncertain tax position and at the same time recorded a receivable from the seller due to an indemnification agreement.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2010 – 2013	N/A
State	2009 – 2013	N/A
Canada(1)	2010 – 2013	2007, 2009
Germany(1)	2012 – 2013	2007 – 2012
France	2010, 2013	2011 – 2012
United Kingdom	2010 – 2013	N/A
Philippines	2012 – 2013	2010 – 2011

(1)	includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $5.4 million. Substantially all of this range relates to tax positions taken in the U.S. and in Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31,
In millions	2013	2012	2011
Accrued interest payable	$0.6	$1.4	$1.7
Interest expense (income)	(0.8)	(0.3)	(2.1)
Penalties	–	–	–

9.	STOCK-BASED COMPENSATION

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

As of December 31, 2013, there were 2,179,443 shares of common stock available for future issuance under the LTIP.

Since the approval of the LTIP, we have issued to eligible participants restricted stock units, performance share awards and stock only stock appreciation rights (“SOSARs”).

Restricted Stock Units (“RSUs”) and Performance Share Awards (“PSAs”)    Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is generally based on the passage of time, generally on a graded scale over a three, four, and five-year period. Beginning in March of 2011, PSAs were issued annually to members of senior management and each respective grant cliff vests each December 31, assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during the past three years:

Units	2013	2012	2011
Balance January 1,	847,679	788,088	579,801
Granted	315,196	209,021	251,031
Forfeited	(47,831)	(52,800)	(28,254)
Shares delivered	(113,230)	(96,630)	(14,490)
Balance December 31,	1,001,814	847,679	788,088

Dollars in thousands	2013	2012	2011
Compensation expense	$2,882	$2,576	$2,069

The amount granted in 2013, 2012 and 2011 includes 183,910, 161,083 and 98,187 PSAs, respectively, exclusive of reinvested dividends. The performance period for the 2011 PSAs concluded on December 31, 2013 and, based on actual performance relative to target, approximately 78% of the award were issued to participants in 2014. The weighted average grant date fair value per unit for awards in 2013, 2012 and 2011 was $22.34, $15.49, and $12.47, respectively. As of December 31, 2013, unrecognized compensation expense for outstanding RSUs and PSAs totaled $7.1 million. The weighted average remaining period over which the expense will be recognized is 2.9 years.

GLATFELTER 2013 FORM 10-K        43

Stock Only Stock Appreciation Rights    The following table sets forth information related to outstanding SOSARS:

	2013		2012		2011
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,121,454	$12.93	2,298,288	$12.35	2,061,877	$12.28
Granted	368,687	18.51	364,114	15.58	345,290	12.56
Exercised	(435,562)	12.63	(500,074)	12.06	–	–
Canceled / forfeited	(77,446)	16.28	(40,874)	14.31	(108,879)	11.82
Outstanding at December 31,	1,977,133	13.91	2,121,454	12.93	2,298,288	12.35
Exercisable at December 31,	1,330,816	12.58	1,469,537	12.30	1,554,852	12.45
Vested and expected to vest	1,863,244		2,055,599		2,076,341

SOSAR Grants
Weighted average grant date fair value per share	$5.74		$4.94		$4.09
Aggregate grant date fair value (in thousands)	$2,103		$1,797		$1,412
Black-Scholes assumptions
Dividend yield	2.16%		2.31%		2.87%
Risk free rate of return	1.01%		1.02%		2.55%
Volatility	39.58%		41.48%		41.91%
Expected life	6 yrs		6 yrs		6 yrs
Compensation expense (in thousands)	$1,591		$1,448		$1,564

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period. As of December 31, 2013, the intrinsic value of SOSARs vested and expected to vest totaled $25.8 million. The remaining weighted average contractual life of outstanding SOSARs was 6.5 years as of December 31, 2013.

Our LTIP also permits the issuance of nonqualified stock options; however, we have not issued any options since 2004. As of December 31, 2013, 10,000 stock options were outstanding with a weighted average exercise price of $11.29 per share. All options expire on the earlier of termination or, in some instances, a defined period subsequent to termination of employment, or ten years from the date of grant. The exercise price represents the quoted market price of Glatfelter common stock on the date of grant, or the average quoted market prices of Glatfelter common stock on the first day before and after the date of grant for which quoted market price information was available if such information was not available on the date of grant. As of December 31, 2013, the intrinsic value of outstanding stock options totaled $0.2 million.

10.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We provide non-contributory retirement benefits under both funded and unfunded plans to all U.S. employees and to certain non-U.S. employees. Participation in benefits under the plans are based upon the employees’ date of hire and the covered group in which that employee falls. U.S. benefits are based on either a unit-benefit formula for bargained hourly employees, or a final average pay formula or cash balance formula for salaried employees. Non-U.S. benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. U.S. plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. We use a December 31-measurement date for all of our defined benefit plans.

We also provide certain health care benefits to eligible U.S.-based retired employees and exclude all salaried employees hired after January 1, 2008. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to certain retirees over age 65 to help defray the costs of Medicare. Claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2013	2012	2013	2012
Change in Benefit Obligation
Balance at beginning of year	$528.4	$470.2	$63.0	$56.8
Service cost	11.6	11.3	2.9	2.8
Interest cost	21.8	23.0	2.1	2.4
Plan amendments	–	5.5	–	–
Participant contributions	–	–	1.4	1.4
Actuarial (gain)/loss	(43.6)	46.7	(10.5)	4.2
Benefits paid	(30.5)	(28.3)	(4.1)	(4.6)
Balance at end of year	$487.7	$528.4	$54.8	$63.0
Change in Plan Assets
Fair value of plan assets at beginning of year	$545.7	$498.2	$–	$5.3
Actual return on plan assets	84.2	68.1	–	0.6
Total contributions	1.8	1.8	4.1	4.6
Benefits paid	(30.5)	(28.3)	(4.1)	(4.6)
Intra plan transfers	–	5.9	–	(5.9)
Fair value of plan assets at end of year	601.2	545.7	–	–
Funded status at end of year	$113.5	$17.3	$(54.8)	$(63.0)

The amount set forth for intra plan transfers represents assets contributed to the pension plan from a post-retirement medical plan sub-account previously established pursuant to Section 420 of the Internal Revenue Code. Benefits due under the post-retirement medical plan continue to be paid for by us.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2013	2012	2013	2012
Other long-term assets	$148.9	$53.7	$–	$–
Current liabilities	(2.3)	(2.0)	(4.0)	(4.2)
Other long-term liabilities	(33.1)	(34.4)	(50.8)	(58.8)
Net amount recognized	$113.5	$17.3	$(54.8)	$(63.0)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2013	2012	2013	2012
Prior service cost/(credit)	$14.8	$17.9	$(1.4)	$(1.9)
Net actuarial loss	131.9	237.6	1.4	12.6

The accumulated benefit obligation for all defined benefit pension plans was $471.1 million and $507.4 million at December 31, 2013 and 2012, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2013	2012	2013	2012
Discount rate – benefit obligation	5.20%	4.28%	4.52%	3.58%
Future compensation growth rate	4.00	4.00	–	–

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2013 ranged from 3.60% to 5.36% for pension plans and from 3.95% to 4.64% for other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2013	2012
Projected benefit obligation	$35.4	$36.4
Accumulated benefit obligation	31.6	32.0
Fair value of plan assets	–	–

Net periodic benefit cost includes the following components:

	Year Ended December 31
In millions	2013	2012	2011
Pension Benefits
Service cost	$11.6	$11.3	$10.3
Interest cost	21.8	23.0	24.2
Expected return on plan assets	(43.4)	(42.2)	(42.0)
Amortization of prior service cost	3.1	2.5	2.6
Amortization of actuarial loss	21.1	17.0	13.3
One-time settlement charge	–	–	2.0

Total net periodic benefit cost	$14.2	$11.6	$10.4

Other Benefits
Service cost	$2.9	$2.8	$2.9
Interest cost	2.1	2.4	2.8
Expected return on plan assets	–	(0.5)	(0.5)
Amortization of prior service cost/(credit)	(0.5)	(0.9)	(1.2)
Amortization of actuarial loss	0.6	0.7	0.9

Total net periodic benefit cost	$5.1	$4.5	$4.9

In connection with the December 31, 2010 retirement of our former chief executive officer and the lump-sum distribution in July 2011 of accrued pension benefits due to him, we recorded a $2.0 million one-time pension settlement charge in 2011.

The prior service cost and actuarial net loss for our defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into our results of operations as a component of net periodic benefit cost over the next fiscal year are $2.9 million and $11.9 million, respectively. The comparable amounts of expected amortization for other benefit plans are a credit of $0.3 million and expense of $0.5 million, respectively.

GLATFELTER 2013 FORM 10-K        45

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2013	2012
Pension Benefits
Actuarial (gain) loss	$(84.7)	$20.6
Prior service cost	–	5.5
Amortization of prior service cost	(3.1)	(2.5)
Amortization of actuarial losses	(21.1)	(17.0)

Total recognized in other comprehensive (income) loss	(108.9)	6.6

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(94.7)	$18.2

Other Benefits
Actuarial (gain) loss	$(10.5)	$4.0
Amortization of prior service cost	0.5	0.9
Amortization of actuarial losses	(0.6)	(0.7)

Total recognized in other comprehensive (income) loss	(10.6)	4.2

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(5.5)	$8.7

The weighted-average assumptions used in computing the net periodic benefit (income) cost information above were as follows:

	Year Ended December 31
	2013	2012	2011
Pension Benefits
Discount rate – benefit expense	4.28%	5.09%	5.81%
Future compensation growth rate	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50
Other Benefits
Discount rate – benefit expense	3.58%	4.45%	5.12%
Expected long-term rate of return on plan assets	–	8.50	8.50

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2013	2012
Health care cost trend rate assumed for next year	7.46%	7.68%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Year that the rate reaches the ultimate rate	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	Increase	Decrease
Effect on:
Post-retirement benefit obligation	$4.5	$(4.0)
Total of service and interest cost components	0.6	(0.5)

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

Risk is minimized by diversification by asset class, by style of each manager and by sector and industry limits when applicable. The target allocation during 2013 for the Plan assets are:

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

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	Fair Value Measurements at December 31, 2013
In millions	Total	Level 1	Level 2	Level 3
Domestic equity
Large cap	$204.6	$204.6	$–	$–
Small and mid cap	68.1	68.1	–	–
International equity	114.3	73.7	40.6	–
REIT	25.9	25.9	–	–
Fixed income	171.6	40.4	131.2	–
Cash and equivalents	16.7	–	16.7	–
Total	$601.2	$412.7	$188.5	$–

	Fair Value Measurements at December 31, 2012
In millions	Total	Level 1	Level 2	Level 3
Domestic equity
Large cap	$169.6	$169.6	$–	$–
Small and mid cap	65.7	65.7	–	–
Other	1.1	0.8	0.3	–
International equity	100.3	61.9	38.4	–
REIT	25.4	25.4	–	–
Fixed income	164.9	27.2	137.7	–
Cash and equivalents	18.7	–	18.7	–
Total	$545.7	$350.6	$195.1	$–

Cash Flow    We were not required to make contributions to our qualified pension plan in 2013 nor do we expect to make any to this plan in 2014. Benefit payments expected to be made in 2014 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$2,257
Other benefit plans	4,032

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2014	$33,920	$4,032
2015	33,961	4,006
2016	34,060	4,287
2017	34,265	4,736
2018	33,928	4,994
2019 through 2023	179,439	27,542

Defined Contribution Plans    We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock out of treasury. The expense associated with our 401(k) match was $1.9 million, $1.7 million and $1.3 million in 2013, 2012 and 2011, respectively.

11.	INVENTORIES

Inventories, net of reserves were as follows:

	December 31
In thousands	2013	2012
Raw materials	$59,440	$61,084
In-process and finished	109,578	102,331
Supplies	67,292	58,951
Total	$236,310	$222,366

We value all of our U.S. inventories, excluding supplies, on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $24.5 million and $22.4 million higher than reported at December 31, 2013 and 2012, respectively.

12.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2013	2012
Land and buildings	$206,891	$194,541
Machinery and equipment	1,279,264	1,158,245
Furniture, fixtures, and other	159,674	122,425
Accumulated depreciation	(976,645)	(915,777)
	669,184	559,434
Construction in progress	47,271	52,782
Asset retirement obligation, net	4,748	6,374
Timberlands, less depletion	2,137	2,596
Total	$723,340	$621,186

As of December 31, 2013 and 2012 we had $11.9 million and $21.7 million, respectively, of accrued capital expenditures.

GLATFELTER 2013 FORM 10-K        47

13.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets:

	December 31
In thousands	2013	2012
Goodwill – Composite Fibers	$95,948	$16,601
Specialty Papers
Customer relationships	$6,155	$6,155
Composite Fibers
Tradename	10,325	—
Technology and related	46,038	4,365
Customer relationships and related	42,251	1,872
Advanced Airlaid Materials
Technology and related	1,623	1,579
Customer relationships and related	3,445	3,300
Total intangibles	109,837	17,271
Accumulated amortization	(13,756)	(8,970)
Net intangibles	$96,081	$8,301

In connection with the Dresden acquisition, we recorded $74.9 million of goodwill and $87.6 million of intangible assets, all of which are presented above within Composite Fibers. The remainder of the change in goodwill was due to foreign currency translation adjustments. Other than non-amortizable goodwill and tradename, intangible assets are amortized on a straight-line basis. Customer relationships are amortized over periods ranging from 10 years to 14 years and technology and related intangible assets are amortized over periods ranging from 14 years to 20 years. The following table sets forth information pertaining to amortization of intangible assets:

In thousands	2013	2012
Aggregate amortization expense:	$4,511	$1,778
Estimated amortization expense:
2014	6,106
2015	6,106
2016	5,645
2017	5,491
2018	5,491

The remaining weighted average useful life of intangible assets was 15.7 years at December 31, 2013.

14.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

In thousands	2013	2012
Pension	$148,849	$53,734
Other	27,610	24,305
Total	$176,459	$78,039
15.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2013	2012
Accrued payroll and benefits	$41,492	$50,637
Other accrued compensation and retirement benefits	8,372	8,977
Income taxes payable	6,546	2,656
Accrued rebates	20,208	11,330
Other accrued expenses	46,019	39,889
Total	$122,637	$113,489

16.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	2013	2012
Revolving credit facility, due Nov. 2016	$133,540	$–
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	58,785	–
Total long-term debt	442,325	250,000
Less current portion	–	–
Long-term debt, net of current portion	$442,325	$250,000

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”);

ii) a consolidated EBITDA to interest expense ratio; and iii) beginning December 31, 2015, a minimum liquidity ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of December 31, 2013, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.2x, well within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC (the “Guarantors”). The net proceeds from this offering totaled approximately $245.1 million, after deducting the commissions and other fees and expenses relating to the offering and were used to tender and call $200.0 million aggregate principal amount of our outstanding 7.125% notes due November 2016, plus the payment of the applicable redemption premium and accrued interest. We used the remaining net proceeds to repay amounts outstanding under our revolving credit facility and for general corporate purposes. Pursuant to the redemption provisions contained in the 7.125% Notes Indenture, we redeemed all of the 7.125% Notes at 102.375% of par. The $4.8 million redemption premium is reported under the caption “other non-operating expenses – other-net” in the accompanying consolidated statements of income. The write-off of the related unamortized deferred financing fees totaled $1.9 million and is reported under the caption “Interest expense” in the accompanying consolidated statements of income.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2013, we met all of the requirements of our debt covenants.

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

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $6.4 million at December 31, 2013 and are reported under the caption “Other assets” in the accompanying consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $1.3 million in 2013.

GLATFELTER 2013 FORM 10-K        49

The following schedule sets forth the maturity of our long-term debt during the indicated year.

In thousands
2014	$–
2015	5,511
2016	140,888
2017	7,348
2018	7,348
Thereafter	281,230

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2013 and 2012, we had $5.2 million and $4.6 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

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

Following is a summary of the reserve for asset retirement obligations for the periods indicated:

In thousands	2013	2012
Balance at January 1,	$8,882	$9,679
Accretion	229	458
Payments	(2,824)	(1,255)
Gain	(1,255)	–
Balance at December 31,	$5,032	$8,882

During 2013, we recognized a $1.3 million gain related to the progress of closure activities for a portion of the lagoons required to be retired. The gain is reflected in the accompanying consolidated statements of income under the caption “costs of products sold.”

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

	December 31
In millions	2013	2012
Other current liabilities	$0.9	$3.6
Other long-term liabilities	4.1	5.3
Total	$5.0	$8.9

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2013		2012
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$254,533	$250,000	$260,340
2.05% Term loan	58,785	57,952	–	–
Variable rate debt	133,540	133,540	–	–
Total	$442,325	$446,025	$250,000	$260,340

As of December 31, 2013 and 2012, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 19.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	2013	2012
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	27,105	27,003
U.S. dollar / Canadian dollar	13,077	12,369

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

In thousands	2013	2012
Derivative	Sell (Buy) Notional
Sell / Buy
Euro / U.S. dollar	9,000	13,000
Euro / British Pound	(8,000)	–
Euro / British Pound	5,000	4,000
Canadian dollar / U.S. dollar	2,000	2,000
U.S. dollar / Euro	2,000	2,000
U.S. dollar / British Pound	6,000	–

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheet where the instruments are recorded:

In thousands	2013	2012	2013	2012
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$–	$107	$1,163	$751
Not designated as hedging:
Forward foreign currency exchange contracts	$36	$159	$46	$16

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

In thousands	2013	2012	2011
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(945)	$2,183	$174
Ineffective portion – other – net	38	311	165
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(455)	$(696)	$(686)

GLATFELTER 2013 FORM 10-K        51

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2013	2012
Balance at January 1,	$(599)	$1,649
Deferred losses on cash flow hedges	(1,642)	(65)
Reclassified to earnings	945	(2,183)
Balance at December 31,	$(1,296)	$(599)

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

20.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year Ended December 31,
In thousands	2013	2012	2011
Shares outstanding at beginning of year	42,784	42,650	45,976
Shares repurchased	–	(374)	(3,505)
Treasury shares issued for:
Restricted stock awards	86	76	14
401(k) plan	123	152	143
Director compensation	–	–	12
Employee stock options exercised	137	280	10
Shares outstanding at end of year	43,130	42,784	42,650

21.	SHARE REPURCHASES

In May 2012, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases through December 31, 2013, made under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	291,120	(4,462)
Remaining authorization		$20,538

In April 2011, our Board of Directors authorized a share repurchase program for up to $50.0 million of our outstanding common stock, exclusive of commissions, all of which was used.

22.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments    The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2014	$6,648	$71,816
2015	4,481	23,245
2016	2,560	20,959
2017	1,654	103
2018	755	95
Thereafter	162	95

Other contractual obligations primarily represent minimum purchase commitments under energy supply contracts and other purchase obligations.

At December 31, 2013, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $16.3 million and $116.3 million, respectively.

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

GLATFELTER 2013 FORM 10-K        53

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

Cost estimates.    Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion that total past and future response costs and NRDs at this site may exceed $1 billion and that $1.5 billion is a reasonable “outside estimate.” Much of that amount has already been incurred. As described below, some of that amount is NRDs. The parties implementing the response action under the UAO in the downstream part of the river estimate the cost of work done in 2013 and the future cost of work yet to be done totals approximately $360 million. The Governments seek to have that work done at a rate estimated to cost approximately $70 million each year from 2013 through 2016, and at lower rates afterward.

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

Reserves for the Site.    As of December 31, 2013, our reserve for the Site, including our remediation and ongoing monitoring obligations in Little Lake Butte des Morts, our share of remediation of the rest of the Site, NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.3 million. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

GLATFELTER 2013 FORM 10-K        55

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

23.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the year ended December 31, 2013 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$566.4	$268.4	$887.9	$–	$1,722.6
Energy and related sales, net	–	–	3.2	–	3.2
Total revenue	566.4	268.4	891.0	–	1,725.8
Cost of products sold	456.5	238.0	799.3	13.3	1,507.1
Gross profit	109.8	30.4	91.7	(13.3)	218.7
SG&A	47.4	8.9	52.0	25.5	133.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(1.7)	(1.7)
Total operating income (loss)	62.4	21.5	39.7	(37.1)	86.5
Non-operating expense	–	–	–	(17.3)	(17.3)
Income (loss) before income taxes	$62.4	$21.5	$39.7	$(54.4)	$69.2
Supplementary Data
Plant, equipment and timberlands, net	$300.0	$175.1	$242.6	$5.6	$723.3
Depreciation, depletion and amortization	24.8	8.9	33.2	1.3	68.2
Capital expenditures	56.9	6.7	34.3	5.1	103.0

For the year ended December 31, 2012 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$436.7	$246.3	$894.8	$–	$1,577.8
Energy and related sales, net	–	–	7.0	–	7.0
Total revenue	436.7	246.3	901.8	–	1,584.8
Cost of products sold	362.6	218.7	779.5	10.3	1,371.1
Gross profit	74.2	27.6	122.3	(10.4)	213.6
SG&A	38.1	9.6	55.0	18.9	121.6
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(9.8)	(9.8)
Total operating income (loss)	36.1	18.0	67.3	(19.5)	101.9
Non-operating expense	–	–	–	(22.9)	(22.9)
Income (loss) before income taxes	$36.1	$18.0	$67.3	$(42.4)	$78.9
Supplementary Data
Plant, equipment and timberlands, net	$200.1	$172.9	$247.9	$0.3	$621.2
Depreciation, depletion and amortization	23.5	8.7	37.4	–	69.5
Capital expenditures	31.4	3.9	23.1	0.3	58.8

For the year ended December 31, 2011 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$476.0	$252.0	$875.1	$–	$1,603.2
Energy and related sales, net	–	–	9.3	–	9.3
Total revenue	476.0	252.0	884.4	–	1,612.5
Cost of products sold	395.7	227.7	775.7	7.2	1,406.3
Gross profit	80.3	24.3	108.7	(7.2)	206.2
SG&A	39.5	10.9	51.4	23.0	124.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(4.0)	(4.0)
Total operating income (loss)	40.8	13.4	57.3	(26.2)	85.3
Non-operating expense	–	–	–	(34.4)	(34.4)
Income (loss) before income taxes	$40.8	$13.4	$57.3	$(60.7)	$50.8
Supplementary Data
Plant, equipment and timberlands, net	$176.2	$175.6	$250.2	$–	$602.0
Depreciation, depletion and amortization	24.8	8.5	36.0	–	69.3
Capital expenditures	22.5	10.6	31.4	–	64.5

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

Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products;

•	Non-woven wall covering base materials used by the world’s largest wallpaper manufacturers;

•	Metallized products used in the labeling of beer bottles, packaging innerliners, gift wrap, self-adhesive labels and other consumer product applications;

•	Composite Laminates papers used in production of decorative laminates; and

•	Technical Specialties a diverse line of special paper products used in batteries, adhesive tapes and other highly-engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2013	2012	2011
Food & beverage	$302,738	$265,423	$284,748
Wall covering	97,698	–	–
Metallized	83,949	87,720	95,276
Composite laminates	39,296	44,613	53,334
Technical specialties and other	42,679	38,984	42,671
Total	$566,360	$436,740	$476,029

GLATFELTER 2013 FORM 10-K        57

The Advanced Airlaid Materials business unit is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture a diverse range of consumer and industrial products for growing global end-user markets. These products include:

•	feminine hygiene;

•	specialty wipes; home care;

•	adult incontinence; table top; and

•	food pads.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2013	2012	2011
Feminine hygiene	$219,222	$197,792	$206,724
Wipes	15,186	13,562	5,463
Home care	14,857	14,527	15,308
Adult incontinence	5,046	6,959	6,083
Other	14,085	13,442	18,469
Total	$268,396	$246,282	$252,047

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;
•	Engineered products for digital imaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications;

•	Envelope and converting papers primarily utilized for transactional and the direct mail applications; and

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2013	2012	2011
Carbonless & forms	$369,618	$372,950	$368,582
Engineered products	184,913	187,724	166,660
Envelope & converting	175,928	174,781	170,380
Book publishing	153,054	155,925	166,506
Other	4,346	3,397	2,950
Total	$887,859	$894,777	$875,078

No individual customer accounted for more than 10% of our consolidated net sales in 2013, 2012 or 2011. However, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in 2013, 2012 and 2011.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2013		2012		2011
In thousands	Net sales	Plant, Equipment and Timberlands–Net	Net sales	Plant, Equipment and Timberlands–Net	Net sales	Plant, Equipment and Timberlands–Net
United States	$968,833	$248,306	$952,195	$248,185	$933,357	$250,217
Germany	483,859	287,880	358,442	191,559	410,183	181,537
United Kingdom	107,082	63,650	119,092	59,131	122,218	57,634
Canada	113,414	83,033	106,702	83,796	88,018	86,079
Other	49,427	40,471	41,357	38,515	49,378	26,483
Total	$1,722,615	$723,340	$1,577,788	$621,186	$1,603,154	$601,950

24.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our consolidating statements of income, including comprehensive income, and cash flows for the years ended December 31, 2013, 2012 and 2011 and our consolidating balance sheets as of December 31, 2013 and 2012. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. Effective December 31, 2013, Glatfelter Pulpwood Company, previously a guarantor, was merged with and into the parent. Accordingly, all condensed consolidating financial statements have been restated to give effect to this merger as of the earliest period presented. In addition, the amounts of intercompany investing and financing activities previously presented net for the years ended December 2012 and 2011 have been presented on a gross basis to conform to the current year’s presentation.

Condensed Consolidating Statement of Income for the

year ended December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$887,859	$16	$834,756	$(16)	$1,722,615
Energy and related sales, net	3,153	–	–	–	3,153
Total revenues	891,012	16	834,756	(16)	1,725,768
Costs of products sold	812,298	15	694,819	(24)	1,507,108
Gross profit	78,714	1	139,937	8	218,660
Selling, general and administrative expenses	69,614	718	63,535	–	133,867
Gains on dispositions of plant, equipment and timberlands, net	(1,390)	(319)	(17)	–	(1,726)
Operating income (loss)	10,490	(398)	76,419	8	86,519
Other non-operating income (expense)
Interest expense	(15,456)	–	(2,508)	(1)	(17,965)
Interest income	(2,808)	8,662	(5,544)	–	310
Other, net	56,843	104	1,802	(58,412)	337
Total other non-operating income (expense)	38,579	8,766	(6,250)	(58,413)	(17,318)
Income (loss) before income taxes	49,069	8,368	70,169	(58,405)	69,201
Income tax provision (benefit)	(18,089)	453	19,675	4	2,043
Net income (loss)	67,158	7,915	50,494	(58,409)	67,158
Other comprehensive income (loss)	88,609	6,883	4,223	(11,106)	88,609
Comprehensive income (loss)	$155,767	$14,798	$54,717	$(69,515)	$155,767

GLATFELTER 2013 FORM 10-K        59

Condensed Consolidating Statement of Income for the

year ended December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$894,777	$14	$683,022	$(25)	$1,577,788
Energy and related sales, net	7,000	–	–	–	7,000
Total revenues	901,777	14	683,022	(25)	1,584,788
Costs of products sold	789,589	13	581,544	(7)	1,371,139
Gross profit	112,188	1	101,478	(18)	213,649
Selling, general and administrative expenses	73,877	169	47,544	–	121,590
Gains on dispositions of plant, equipment and timberlands, net	(9,790)	–	(25)	–	(9,815)
Operating income (loss)	48,101	(168)	53,959	(18)	101,874
Other non-operating income (expense)
Interest expense	(18,689)	–	(5)	–	(18,694)
Interest income	(3,170)	7,134	(3,504)	–	460
Other, net	34,223	477	1,283	(40,682)	(4,699)
Total other non-operating income (expense)	12,364	7,611	(2,226)	(40,682)	(22,933)
Income (loss) before income taxes	60,465	7,443	51,733	(40,700)	78,941
Income tax provision	1,086	1,587	16,889	–	19,562
Net income (loss)	59,379	5,856	34,844	(40,700)	59,379
Other comprehensive income (loss)	2,775	3,243	3,920	(7,163)	2,775
Comprehensive income (loss)	$62,154	$9,099	$38,764	$(47,863)	$62,154

Condensed Consolidating Statement of Income for the

year ended December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$875,077	$–	$728,077	$–	$1,603,154
Energy and related sales – net	9,344	–	–	–	9,344
Total revenues	884,421	–	728,077	–	1,612,498
Costs of products sold	783,464	–	622,841	–	1,406,305
Gross profit	100,957	–	105,236	–	206,193
Selling, general and administrative expenses	73,263	50	51,558	–	124,871
Gains (losses) on dispositions of plant, equipment and timberlands, net	(4,018)	80	(12)	–	(3,950)
Operating income (loss)	31,712	(130)	53,690	–	85,272
Other non-operating income (expense)
Interest expense	(30,741)	–	(1,053)	–	(31,794)
Interest income	(558)	7,802	(5,578)	(1,000)	666
Other, net	25,359	(657)	1,447	(29,448)	(3,299)
Total other non-operating income (expense)	(5,940)	7,145	(5,184)	(30,448)	(34,427)
Income (loss) before income taxes	25,772	7,015	48,506	(30,448)	50,845
Income tax provision (benefit)	(16,922)	16,085	9,369	(381)	8,151
Net income (loss)	42,694	(9,070)	39,137	(30,067)	42,694
Other comprehensive income (loss)	(45,494)	(3,350)	(5,276)	8,626	(45,494)
Comprehensive income (loss)	$(2,800)	$(12,420)	$33,861	$(21,441)	$(2,800)

Condensed Consolidating Balance Sheet as of December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$56,216	$501	$66,165	$—	$122,882
Other current assets	208,814	327,152	253,779	(326,045)	463,700
Plant, equipment and timberlands, net	247,243	1,054	475,043	—	723,340
Other assets	973,748	236,411	214,301	(1,055,972)	368,488
Total assets	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

Liabilities and Shareholders’ Equity
Current liabilities	$375,535	$2,855	$247,855	$(337,878)	$288,367
Long-term debt	250,000	—	513,120	(320,795)	442,325
Deferred income taxes	70,989	(283)	78,633	(8,319)	141,020
Other long-term liabilities	105,021	—	13,792	3,409	122,222
Total liabilities	801,545	2,572	853,400	(663,583)	993,934
Shareholders’ equity	684,476	562,546	155,888	(718,434)	684,476
Total liabilities and shareholders’ equity	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

Condensed Consolidating Balance Sheet as of December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$43,781	$4,278	$49,620	$—	$97,679
Other current assets	200,137	395,145	214,568	(388,671)	421,179
Plant, equipment and timberlands, net	247,095	1,078	373,013	—	621,186
Other assets	806,254	150,304	45,133	(898,750)	102,941
Total assets	$1,297,267	$550,805	$682,334	$(1,287,421)	$1,242,985

Liabilities and Shareholders’ Equity
Current liabilities	$344,741	$1,864	$291,547	$(387,244)	$250,908
Long-term debt	250,000	—	—	—	250,000
Deferred income taxes	36,262	2,033	40,972	(17,221)	62,046
Other long-term liabilities	126,585	—	11,093	2,674	140,352
Total liabilities	757,588	3,897	343,612	(401,791)	703,306
Shareholders’ equity	539,679	546,908	338,722	(885,630)	539,679
Total liabilities and shareholders’ equity	$1,297,267	$550,805	$682,334	$(1,287,421)	$1,242,985

GLATFELTER 2013 FORM 10-K        61

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$55,507	$4,974	$113,154	$–	$173,635
Investing activities
Expenditures for plant, equipment and timberlands	(39,496)	–	(63,551)	–	(103,047)
Proceeds from disposals of plant, equipment and timberlands, net	1,435	333	179	–	1,947
Repayments from intercompany loans	–	18,223	–	(18,223)	–
Advances of intercompany loans	–	(27,216)	–	27,216	–
Intercompany capital contributed	–	(91)	–	91	–
Acquisitions, net of cash acquired	–	–	(210,911)	–	(210,911)
Other	(425)	–	–	–	(425)
Total investing activities	(38,486)	(8,751)	(274,283)	9,084	(312,436)
Financing activities
Net proceeds from indebtedness	–	–	182,230	–	182,230
Payments of note offering costs	(160)	–	(259)	–	(419)
Payment of dividends to shareholders	(16,965)	–	–	–	(16,965)
Repayments of intercompany loans	(1,100)		(17,123)	18,223	–
Borrowings of intercompany loans	15,310		11,906	(27,216)	–
Intercompany capital received	–	–	91	(91)	–
Payments for share–based compensation awards and other	(1,671)	–	–	–	(1,671)
Total financing activities	(4,586)	–	176,845	(9,084)	163,175
Effect of exchange rate on cash	–	–	829	–	829
Net increase (decrease) in cash	12,435	(3,777)	16,545	–	25,203
Cash at the beginning of period	43,781	4,278	49,620	–	97,679
Cash at the end of period	$56,216	$501	$66,165	$–	$122,882

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$25,787	$5,958	$81,101	$–	$112,846
Investing activities
Expenditures for plant, equipment and timberlands	(23,463)	–	(35,289)	–	(58,752)
Proceeds from disposals of plant, equipment and timberlands, net	10,236	–	36	–	10,272
Repayments from intercompany loans	6,088	29,343	–	(35,431)	–
Advances of intercompany loans	(91)	(34,375)	(514)	34,980	–
Other	(225)	–	–	–	(225)
Total investing activities	(7,455)	(5,032)	(35,767)	(451)	(48,705)
Financing activities
Net proceeds from indebtedness	17,869	–	–	–	17,869
Payments of note offering costs	(4,748)	–	–	–	(4,748)
Payment of dividends to shareholders	(15,608)	–	–	–	(15,608)
Repurchases of common stock	(5,675)	–	–	–	(5,675)
Repayments of intercompany loans	–	–	(35,431)	35,431	–
Borrowings of intercompany loans	27,875	514	6,591	(34,980)	–
Proceeds from stock options exercised and other	2,673	–	–	–	2,673
Total financing activities	22,386	514	(28,840)	451	(5,489)
Effect of exchange rate on cash	–	–	750	–	750
Net increase in cash	40,718	1,440	17,244	–	59,402
Cash at the beginning of period	3,063	2,838	32,376	–	38,277
Cash at the end of period	$43,781	$4,278	$49,620	$–	$97,679

Condensed Consolidating Statement of Cash Flows for the

year ended December 31, 2011

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$81,008	$(6,816)	$67,115	$(1,000)	$140,307
Investing activities
Expenditures for plant, equipment and timberlands	(31,363)	–	(33,128)	–	(64,491)
Proceeds from disposals of plant, equipment and timberlands, net	4,448	–	43	–	4,491
Proceeds from installment note receivable	–	–	43,170	–	43,170
Repayments from intercompany loans	15,539	64,198	–	(79,737)	–
Advances of intercompany loans	(10,388)	(70,197)	(7,600)	88,185	–
Intercompany capital contributed	(25,000)	(16,000)	–	41,000	–
Total investing activities	(46,764)	(21,999)	2,485	49,448	(16,830)
Financing activities
Net (repayments of) proceeds from indebtedness	(76,563)	–	(37,493)	–	(114,056)
Payments of note offering costs	(1,672)	–	–	–	(1,672)
Payment of dividends to shareholders	(16,611)	–	–	–	(16,611)
Repurchases of common stock	(48,033)	–	–	–	(48,033)
Repayments of intercompany loans	(16,300)	–	(63,437)	79,737	–
Borrowings of intercompany loans	65,775	7,600	14,810	(88,185)	–
Intercompany capital received	–	25,000	16,000	(41,000)	–
Payment of intercompany dividend	–	(1,000)	–	1,000	–
Proceeds from stock options exercised and other	232	–	–	–	232
Total financing activities	(93,172)	31,600	(70,120)	(48,448)	(180,140)
Effect of exchange rate on cash	–	–	(848)	–	(848)
Net increase (decrease) in cash	(58,928)	2,785	(1,368)	–	(57,511)
Cash at the beginning of period	61,991	53	33,744	–	95,788
Cash at the end of period	$3,063	$2,838	$32,376	$–	$38,277

25.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share	Net sales		Gross Profit		Net Income		Diluted earnings per share
	2013	2012	2013	2012	2013	2012	2013	2012
First	$405,189	$397,352	$57,375	$60,970	$15,629	$18,878	$0.36	$0.43
Second	425,967	384,693	40,840	40,878	933	13,432	0.02	0.31
Third	456,648	404,354	66,039	59,192	34,119	20,099	0.77	0.46
Fourth	434,811	391,389	54,406	52,609	16,477	6,970	0.37	0.16

The information set forth above for net income and earnings per share includes the impact of the following, on an after-tax basis:

	Early Redemption of Bonds		Alternative Fuel Mixture/ Cellulosic Biofuel Credits		Gains on Sales of Plant Equipment and Timberlands		Acquitsition Integration Costs
In thousands	2013	2012	2013	2012	2013	2012	2013	2012
First	$–	$–	$–	$–	$282	$–	$(1,761)	$–
Second	–	–	–	4,440	–	3,696	(3,969)	–
Third	–	–	9,866	111	142	859	(154)	–
Fourth	–	(4,784)	450	(309)	1,301	834	(194)	–

GLATFELTER 2013 FORM 10-K        63

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2013, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors    The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2014. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, all members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2014.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2014.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2014.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 29, 2014.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2013, 2012 and 2011
		ii.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011
		iii.	Consolidated Balance Sheets as of December 31, 2013 and 2012
		iv.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
		v.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011
		vi.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2013, 2012 and 2011
	2.		Financial Statement Schedules (Consolidated) are included in Part IV:
		i.	Schedule II -Valuation and Qualifying Accounts – For each of the three years in the ended December 31, 2013

(b)	Exhibit Index – see comments

Exhibit Number		Description of Documents	Incorporated by Reference to
			Exhibit	Filing
2	(a)	Share Purchase Agreement, dated March 13, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. (as purchaser), H. Glatfelter Company (as purchaser guarantor), Fortress Security Papers AG (as vendor) and Fortress Paper Ltd. (as vendor guarantor) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).	2.1	Form 10-Q filed May 9, 2013
3	(a)	Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR).	3(b)	Form 10-K filed March 13, 2008
	(b)	By-Laws as amended through December 12, 2013.	3.1	Form 8-K filed December 17, 2013
4	(a)	Indenture, dated as of October 3, 2012, by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee, relating to 5.375% Senior Notes due 2020.	4.1	Form 8-K filed October 3, 2012
10	(a)	Amended and Restated Credit Agreement, dated as of November 21, 2011, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, J.P. Morgan Securities LLC and RBS Citizens, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Citizens Bank of Pennsylvania, as co-syndication agents, and certain other banks as lenders.	10.1	Form 8-K filed November 23, 2011
	(b)	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf	10.1	Form 10-Q filed May 9, 2013
	(c)	Guaranty, dated April 17, 2013, executed by P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
	(d)	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2010**	10.1	Form 8-K filed May 6, 2010
	(e)	P. H. Glatfelter Company Supplemental Executive Retirement Plan (amended and restated effective January 1, 2010)**	10(c)	Form 10-K filed March 8, 2013
	(f)	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008)**	10(d)	Form 10-K filed March 8, 2013
	(g)	P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan, as amended and restated effective May 9, 2013**	10.1	Form 8-K filed May 13, 2013
	(h)	Form of Top Management Restricted Stock Unit Award Certificate**	10.2	Form 8-K filed May 5, 2009
	(i)	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	Form 8-K filed April 29, 2005
	(j)	Form of Stock-Only Stock Appreciation Right Award Certificate**	10.3	Form 8-K filed May 5, 2009
	(k)	Form of Performance Share Award Certificate**	10(j)	Form 10-K filed March 8, 2013
	(l)	Form of Restricted Stock Unit Award Certificate, form effective as of December 13, 2013, filed herewith**

GLATFELTER 2013 FORM 10-K        65

Exhibit Number			Description of Documents	Incorporated by Reference to
				Exhibit	Filing
	(m)		Restricted Stock Unit Award Certificate, dated as of December 13, 2013, for Dante C. Parrini**	10.1	Form 8-K filed December 17, 2013
	(n)		Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed July 6, 2010
	(o)		Restricted Stock Unit Award Certificate, dated as of July 2, 2010, for Dante C. Parrini, filed herewith**
	(p)		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, form effective as of December 8, 2008 **	10(j)	Form 10-K filed March 13, 2009
	(p)	(A)	Schedule of Change in Control Employment Agreements**	10(l) A	Form 10-K filed March 8, 2013
	(q)		Form of Change in Control Employment Agreement by and between P.H. Glatfelter Company and certain employees, form effective as of August 5, 2013, filed herewith**
	(q)	(A)	Schedule of Change in Control Employment Agreements, filed herewith**
	(r)		Summary of Non-Employee Director Compensation (effective January 1, 2005)**	10.1	Form 8-K filed December 20, 2004
	(s)		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007**	10(k)	Form 10-K filed March 8, 2013
	(t)		Service Agreement, commencing on August 1, 2006, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	Form 10-K filed March 16, 2007
	(u)		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	Form 10-K filed March 13, 2008
	(v)		Guidelines for Executive Severance**	10.2	Form 8-K filed July 6, 2010
(w)

Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin

				10(i)	Form 10-K filed March 28, 1997
(x)

Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site between the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

				10.3(a)	Form 10-Q filed August 6, 2010
	(x)	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	Form 10-Q filed August 6, 2010
	(x)	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	Form 10-Q filed August 6, 2010
	(x)	(C)

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.) (certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

				10.3(d)	Form 10-Q filed August 6, 2010
	(y)		Administrative Order for Remedial Action dated November 13, 2007, issued by the United States Environmental Protection Agency	10.2	Form 8-K filed November 19, 2007
14			Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	Form 10-K filed March 15, 2004
21			Subsidiaries of the Registrant, filed herewith
23			Consent of Independent Registered Public Accounting Firm, filed herewith
31.1			Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2			Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1			Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith
32.2

Certification of John P. Jacunski, Senior Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

Exhibit Number	Description of Documents	Incorporated by Reference to
		Exhibit	Filing
101.INS	XBRL Instance Document, Filed herewith
101.SCH	XBRL Taxonomy Extension Schema, Filed herewith
101.CAL	XBRL Extension Calculation Linkbase, Filed herewith
101.DEF	XBRL Extension Definition Linkbase, Filed herewith
101.LAB	XBRL Extension Label Linkbase, Filed herewith
101.PRE	XBRL Extension Presentation Linkbase, Filed herewith

**	Management contract or compensatory plan

GLATFELTER 2013 FORM 10-K        67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
March 3, 2014
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

March 3, 2014	/s/ Dante C. Parrini Dante C. Parrini Chairman and Chief Executive Officer	Principal Executive Officer and Director

March 3, 2014	/s/ John P. Jacunski John P. Jacunski Senior Vice President and Chief Financial Officer	Principal Financial Officer

March 3, 2014	/s/ David C. Elder David C. Elder Vice President, Finance	Chief Accounting Officer

March 3, 2014	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

March 3, 2014	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

March 3, 2014	/s/ Kevin M. Fogarty Kevin M. Fogarty	Director

March 3, 2014	/s/ J. Robert Hall J. Robert Hall	Director

March 3, 2014	/s/ Richard C. Ill Richard C. Ill	Director

March 3, 2014	/s/ Ronald J. Naples Ronald J. Naples	Director

March 3, 2014	/s/ Richard L. Smoot Richard L. Smoot	Director

March 3, 2014	/s/ Lee C. Stewart Lee C. Stewart	Director

GLATFELTER 2013 FORM 10-K        68

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dante C. Parrini, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2013 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 3, 2014	By:	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2013 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: March 3, 2014	By:	/s/ John P. Jacunski
John P. Jacunski
Senior Vice President and Chief Financial Officer

GLATFELTER 2013 FORM 10-K        70

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2013

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2013	2012	2011	2013	2012	2011
Balance, beginning of year	$2,858	$2,861	$3,118	$2,302	$2,831	$2,845
Provision	945	71	149	5,526	3,661	4,080
Write-offs, recoveries and discounts allowed	(1,119)	(91)	(385)	(6,148)	(4,173)	(4,070)
Other (a)	41	17	(21)	130	(17)	(24)
Balance, end of year	$2,725	$2,858	$2,861	$1,810	$2,302	$2,831

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.