Form 10-Q
period 2014-03-31
GLATFELTER P H CO
filed 2014-05-02
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company).	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Common Stock outstanding on April 30, 2014 totaled 43,068,901 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2014

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2014	2013

Net sales	$455,721	$405,189
Energy and related sales, net	5,262	1,101

Total revenues	460,983	406,290
Costs of products sold	405,943	348,915

Gross profit	55,040	57,375

Selling, general and administrative expenses	33,551	33,487
Gains on dispositions of plant, equipment and timberlands, net	(809)	(73)

Operating income	22,298	23,961
Non-operating income (expense)
Interest expense	(4,812)	(3,841)
Interest income	61	102
Other, net	211	247

Total non-operating expense	(4,540)	(3,492)

Income before income taxes	17,758	20,469
Income tax provision	3,110	4,840

Net income	$14,648	$15,629

Earnings per share
Basic	$0.34	$0.36
Diluted	0.33	0.36

Cash dividends declared per common share	$0.11	$0.10

Weighted average shares outstanding
Basic	43,366	42,966
Diluted	44,360	43,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2014	2013

Net income	$14,648	$15,629

Foreign currency translation adjustments	728	(11,957)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $27 and $(170), respectively	(79)	441
Unrecognized retirement obligations, net of taxes of $(1,415) and $(2,313), respectively	2,316	3,827

Other comprehensive income (loss)	2,965	(7,689)

Comprehensive income	$17,613	$7,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2014	2013

Assets
Cash and cash equivalents	$74,785	$122,882
Accounts receivable, net	179,599	167,830
Inventories	247,769	236,310
Prepaid expenses and other current assets	60,407	59,560

Total current assets	562,560	586,582

Plant, equipment and timberlands, net	717,731	723,340
Goodwill	95,629	95,948
Intangible assets	94,727	96,081

Other assets	178,349	176,459

Total assets	$1,648,996	$1,678,410

Liabilities and Shareholders’ Equity
Accounts payable	$150,880	$161,242
Dividends payable	4,807	4,363
Environmental liabilities	125	125
Other current liabilities	111,400	122,637

Total current liabilities	267,212	288,367

Long-term debt	424,826	442,325

Deferred income taxes	138,502	141,020

Other long-term liabilities	121,606	122,222

Total liabilities	952,146	993,934

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	53,830	53,940
Retained earnings	879,203	869,329
Accumulated other comprehensive loss	(72,392)	(75,357)

	861,185	848,456
Less cost of common stock in treasury	(164,335)	(163,980)

Total shareholders’ equity	696,850	684,476

Total liabilities and shareholders’ equity	$1,648,996	$1,678,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2014	2013
Operating activities
Net income	$14,648	$15,629
Adjustments to reconcile to net cash (used) provided by operations:
Depreciation, depletion and amortization	18,615	15,358
Amortization of debt issue costs and original issue discount	328	327
Pension expense, net of unfunded benefits paid	1,179	3,577
Deferred income tax (provision) benefit	(2,184)	906
Gains on dispositions of plant, equipment and timberlands, net	(809)	(73)
Share-based compensation	1,844	1,878
Change in operating assets and liabilities
Accounts receivable	(11,227)	(19,475)
Inventories	(11,679)	(2,100)
Prepaid and other current assets	(2,330)	8,885
Accounts payable	(5,990)	2,331
Accruals and other current liabilities	(11,814)	(10,751)
Other	(791)	(697)

Net cash (used) provided by operating activities	(10,210)	15,795

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(14,435)	(31,391)
Proceeds from disposals of plant, equipment and timberlands, net	839	73
Other	—	(175)

Net cash used by investing activities	(13,596)	(31,493)

Financing activities
Net repayments of revolving credit facility	(17,933)	—
Payments of borrowing costs	—	(108)
Repurchases of common stock	(1,251)	—
Payments of dividends	(4,363)	(3,905)
Payments related to share-based compensation awards and other	(781)	(586)

Net cash used by financing activities	(24,328)	(4,599)

Effect of exchange rate changes on cash	37	(942)

Net decrease in cash and cash equivalents	(48,097)	(21,239)
Cash and cash equivalents at the beginning of period	122,882	97,679

Cash and cash equivalents at the end of period	$74,785	$76,440

Supplemental cash flow information
Cash paid (received) for:
Interest, net of amounts capitalized	$1,249	$145
Income taxes, net	5,628	(3,742)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.14 Form 10-Q

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”). In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

On April 30, 2013, we completed the acquisition of all outstanding shares of Dresden Papier GmbH (“Dresden”) from Fortress Paper Ltd. for $211 million, net of cash acquired. Dresden, based in Heidenau, Germany, is the leading global supplier of nonwoven wallpaper base materials, and is a major supplier to most of the world’s largest wallpaper manufacturers. Dresden’s revenue for the full year 2013 was $158.6 million and it employed approximately 146 people at its state-of-the-art, 72,800 short-ton-capacity manufacturing facility. We financed the acquisition through a combination of cash on hand and borrowings under our Revolving Credit Facility.

The acquisition of Dresden added another industry-leading nonwovens product line to our Composite Fibers business, and broadens our relationship with leading producers of consumer and industrial products. The Dresden acquisition also provided additional operational leverage and growth opportunities for Glatfelter globally, particularly in large markets such as Russia and China, and other developing markets in Eastern Europe and Asia.

Dresden now operates as part of our Composite Fibers business unit which manufactures fiber-based products for growing global niche markets including filtration papers for tea and single serve coffee applications, metallized papers, and technical specialties.

GLATFELTER

3.31.14 Form 10-Q

The share purchase agreement provides for, among other terms, indemnification provisions for claims that may arise, including among others, uncertain tax positions and other third party claims. The preliminary allocation of the purchase price to assets acquired and liabilities assumed is as follows:

In thousands	As originally presented	Cumulative adjustments	Adjusted
Assets
Cash and cash equivalents	$12,227	$—	$12,227
Accounts receivable	23,870	—	23,870
Inventory	13,864	—	13,864
Prepaid and other current assets	6,674	1,386	8,060
Plant, equipment and timberlands	60,951	—	60,951
Intangible assets	87,596	—	87,596
Goodwill	76,256	(1,386)	74,870

Total assets	281,438	—	281,438
Liabilities
Accounts payable	20,360	(107)	20,253
Deferred tax liabilities	36,120	—	36,120
Other long term liabilities	1,820	107	1,927

Total liabilities	58,300	—	58,300

Total	223,138	—	223,138
less cash acquired	(12,227)	—	(12,227)

Total purchase price	$210,911	$—	$210,911

The adjustments set forth above primarily relate to the recognition of additional indemnification receivable from the seller associated with certain tax matters. Such adjustments were recorded in the third quarter of 2013 and did not impact previously reported results of operations, earnings per share, or cash flows.

The preliminary purchase price allocation set forth above is based on all information available to us at the present time and is subject to change. In the event new information related to an on-going tax audit for periods prior to the acquisition becomes available, the measurement of the amounts of an indemnification receivable reflected above under the caption “Prepaid and other current assets” may be affected.

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

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue and operating income of Dresden included in our consolidated results of operations for the first quarter of 2014 totaled $41.3 million and $8.5 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2013:

In thousands, except per share	Three months ended March 31, 2013
Pro forma
Net sales	$446,771
Net income	22,793
Diluted earnings per share	0.52

This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

GLATFELTER

3.31.14 Form 10-Q

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first three months of 2014 and 2013, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2014
Timberlands	498	$838	$812
Other	n/a	1	(3)

Total		$839	$809

2013
Other	n/a	73	73

Total		$73	$73

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended March 31
In thousands, except per share	2014	2013
Net income	$14,648	$15,629

Weighted average common shares outstanding used in basic EPS	43,366	42,966
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	994	955

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,360	43,921

Earnings per share
Basic	$0.34	$0.36
Diluted	0.33	0.36

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	March 31
	2014	2013
Potential common shares	276	—

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2014 and 2013.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on cash flow hedges	Pension Plans	Other postretirement benefit plans	Total
Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	728	(403)	—	—	325
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	324	2,281	35	2,640

Net current period other comprehensive income (loss)	728	(79)	2,281	35	2,965

Balance at March 31, 2014	$15,869	$(1,020)	$(87,266)	$25	$(72,392)

Balance at January 1, 2013	$315	$(424)	$(159,560)	$(4,297)	$(163,966)
Other comprehensive income before reclassifications (net of tax)	(11,957)	390	—	—	(11,567)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	51	3,779	48	3,878

Net current period other comprehensive income (loss)	(11,957)	441	3,779	48	(7,689)

Balance at March 31, 2013	$(11,642)	$17	$(155,781)	$(4,249)	$(171,655)

GLATFELTER

3.31.14 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended March 31
In thousands	2014	2013
Description			Line Item in Statements of Income
Cash flow hedges (Note 14)

(Gains) losses on cash flow hedges	$449	$70	Costs of products sold
	(125)	(19)	Income tax provision

Net of tax	324	51
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	548	613	Costs of products sold
	186	161	Selling, general and administrative
Actuarial losses	2,196	4,114	Costs of products sold
	744	1,175	Selling, general and administrative

	3,674	6,063
	(1,393)	(2,284)	Income tax provision

Net of tax	2,281	3,779
Amortization of deferred benefit other plan items
Prior service costs	(59)	(100)	Costs of products sold
	(13)	(25)	Selling, general and administrative
Actuarial losses	106	155	Costs of products sold
	23	47	Selling, general and administrative

	57	77
	(22)	(29)	Income tax provision

Net of tax	35	48

Total reclassifications, net of tax	$2,640	$3,878

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of March 31, 2014 and December 31, 2013, we had $14.9 million of gross unrecognized tax benefits. If such benefits were to be recognized as of March 31, 2014, approximately $14.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2010, 2013	2011 - 2012
State	2009 - 2013	N/A
Canada (1)	2010 - 2013	2009
Germany (1)	2012 - 2013	2007 - 2012
France	2010, 2013	2011 - 2012
United Kingdom	2010 - 2013	N/A
Philippines	2012 - 2013	2010 - 2011

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues

GLATFELTER

3.31.14 Form 10-Q

amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $5.3 million. Substantially all of this range relates to tax positions taken in the U.S. and Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Three months ended March 31,
In millions	2014	2013
Interest expense (income)	$0.1	$(0.2)
Penalties	—	—

	March 31 2014	December 31 2013
Accrued interest payable	$0.7	$0.6

8.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units.

Pursuant to terms of the LTIP, we have issued to eligible participants restricted stock units, performance share awards and stock only stock appreciation rights.

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The RSUs vest on the passage of time, generally on a graded scale over a three, four, and five-year period, or in certain instances the RSUs were issued with five year cliff vesting. PSAs are issued annually to members of management and each respective grant cliff vests each December 31 of the third year following the grant, assuming the achievement of predetermined, three-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during the first three months of 2014 and 2013:

Units	2014	2013

Balance January 1,	1,001,814	847,679
Granted	133,089	153,265
Forfeited	(11,605)	(9,313)
Shares delivered	(83,051)	(97,681)

Balance March 31,	1,040,247	893,950

The amount granted in 2014 and 2013 includes PSAs of 90,791 and 151,955, respectively, exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	March 31
In thousands	2014	2013

Three months ended	$579	$720

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

GLATFELTER

3.31.14 Form 10-Q

The following table sets forth information related to outstanding SOSARS.

	2014		2013
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,977,133	$13.91	2,121,454	$12.93
Granted	275,529	29.89	361,923	18.36
Exercised	(15,974)	15.48	(40,986)	13.90
Canceled / forfeited	—	—	(23,920)	15.61

Outstanding at March 31,	2,236,688	$15.86	2,418,471	$13.70

SOSAR Grants
Weighted average grant date fair value per share	$9.85		$5.64
Aggregate grant date fair value (in thousands)	$2,713		$2,042
Black-Scholes assumptions
Dividend yield	1.47%		2.18%
Risk free rate of return	1.73%		0.99%
Volatility	37.59%		39.62%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2014	2013

Three months ended	$449	$385
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended
	March 31
In thousands	2014	2013
Pension Benefits
Service cost	$2,703	$3,211
Interest cost	6,171	5,520
Expected return on plan assets	(11,007)	(10,903)
Amortization of prior service cost	734	774
Amortization of unrecognized loss	2,940	5,289

Net periodic benefit cost	$1,541	$3,891

Other Benefits
Service cost	$615	$789
Interest cost	598	545
Amortization of prior service cost	(72)	(125)
Amortization of unrecognized loss	129	202

Net periodic benefit cost	$1,270	$1,411

10.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	March 31 2014	December 31 2013
Raw materials	$62,307	$59,440
In-process and finished	117,653	109,578
Supplies	67,809	67,292

Total	$247,769	$236,310

GLATFELTER

3.31.14 Form 10-Q

11.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	March 31 2014	December 31 2013
Revolving credit facility, due Nov. 2016	$115,907	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	58,919	58,785

Total long-term debt	424,826	442,325
Less current portion	—	—

Long-term debt, net of current portion	$424,826	$442,325

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); ii) a consolidated EBITDA to interest expense ratio; and iii) beginning December 31, 2015, a minimum liquidity ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of March 31, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.36x, within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC (the “Guarantors”). The net proceeds from this were used to refinance our previous $200.0 million, to repay amounts outstanding under our revolving credit facility and for general corporate purposes.

Interest on the 5.375% Notes is payable semiannually in arrears on April 15 and October 15, commencing on April 15, 2013.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of March 31, 2014, we met all of the requirements of our debt covenants.

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

GLATFELTER

3.31.14 Form 10-Q

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

As of March 31, 2014 and December 31, 2013, we had $5.2 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

12.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons is expected to be completed in 2016 and will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first three months of 2014 and 2013:

In thousands	2014	2013
Balance at January 1,	$5,032	$8,882
Accretion	38	82
Payments	(176)	(662)
Gain	(43)	—

Balance at March 31,	$4,851	$8,302

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

In thousands	March 31 2014	December 31 2013
Other current liabilities	$1,915	$915
Other long-term liabilities	2,936	4,117

Total	$4,851	$5,032

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2014		December 31, 2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$265,416	$250,000	$254,533
2.05% Term loan	58,919	58,536	58,785	57,952
Variable rate debt	115,907	115,907	133,540	133,540

Total	$424,826	$439,859	$442,325	$446,025

As of March 31, 2014, and December 31, 2013, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 14.

GLATFELTER

3.31.14 Form 10-Q

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs expected to be incurred over a maximum of twelve months. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31 2014	December 31 2013
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	27,976	27,105
U.S. dollar / Canadian dollar	11,628	13,077
Euro / Philippine peso	448,711	—
British Pound / Philippine peso	4,399	—
Euro / British Pound	59	—

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31 2014	December 31 2013
Derivative	Sell (Buy) Notional
Sell / Buy
Euro / U.S. dollar	8,000	9,000
Euro / British Pound	(9,000)	(8,000)
Euro / British Pound	5,000	5,000
Canadian dollar / U.S. dollar	2,000	2,000
U.S. dollar / Euro	2,000	2,000
U.S. dollar / British Pound	7,000	6,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2014	December 31 2013	March 31 2014	December 31 2013
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$—	$—	$1,137	$1,163

Not designated as hedging:
Forward foreign currency exchange contracts	$3	$36	$52	$46

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty. The effect of netting the amounts presented above did not have a material effect on our consolidated financial position.

GLATFELTER

3.31.14 Form 10-Q

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2014	2013
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(449)	$(70)
Ineffective portion – other – net	(18)	79
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$336	$304

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2014	2013
Balance at January 1,	$(1,296)	($599)
Deferred (losses) gains on cash flow hedges	(555)	541
Reclassified to earnings	449	70

Balance at March 31,	$(1,402)	$12

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve months and the amount ultimately recognized will vary depending on actual market rates.

Credit risk related to derivative activity arises in the event the counterparty fails to meet its obligations to us. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

15.	SHARE REPURCHASES

In May 2012, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million of our outstanding common stock, exclusive of commissions. The following table summarizes share repurchases through March 31, 2014, made under this program:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	346,823	(6,036)

Remaining authorization		$18,964

The total repurchases set forth above includes 55,703 shares at a cost of $1.6 million completed in 2014. No shares were repurchased in the first quarter of 2013.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

GLATFELTER

3.31.14 Form 10-Q

(formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation (“NCR”), U.S. Paper Mills Corp., and WTM I Company.

The Governments have identified manufacturing and recycling of NCR®-brand carbonless copy paper as the principal source of the PCBs in sediments at the Site. Our predecessor, the Bergstrom Paper Company and later we, operated a deinking paper mill in Neenah, Wisconsin. This mill received NCR®-brand carbonless copy paper in its furnish and discharged PCBs to Little Lake Butte des Morts, an impoundment of the river at the upstream end of the Site.

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

On March 26, 2014, the United States lodged three proposed consent decrees under which all parties, other than NCR, GP, and us, would resolve their liability for this Site. Under the terms of those consent decrees, the Settling Defendants would pay a cash amount aggregating $56.6 million primarily for NRDs and past

GLATFELTER

3.31.14 Form 10-Q

response costs, and would have no further obligations under the UAO or to satisfy any judgment in the Government Action.

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

Reserves for the Site. As of March 31, 2014, our reserve for the Site, including our remediation and ongoing monitoring obligations in Little Lake Butte des Morts, our share of remediation of the rest of the Site, NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.3 million. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

We do not believe that we will be allocated a significant percentage share of liability in any final equitable allocation of the response costs and NRDs. The accompanying condensed consolidated financial statements do not include reserves for defense costs for the Whiting Litigation, the Government Action, or any future defense costs related to our involvement at the Site, which could be significant.

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

Other Information. The Governments have published studies estimating the amount of PCBs discharged by each identified potentially responsible party (“PRP’s”) to the lower Fox River and Green Bay. These reports estimate our Neenah mill’s share of the mass of PCBs discharged to be as high as 27%. The district court in its May 2013 Order found the discharge mass estimates used in these studies not to be accurate. We believe that the

GLATFELTER

3.31.14 Form 10-Q

Neenah mill’s absolute and relative contribution of PCB mass is significantly lower than the estimates set forth in these studies. The trial court in the Government Action has found that the Neenah mill discharged an unknown amount of PCBs.

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

GLATFELTER

3.31.14 Form 10-Q

17. SEGMENT INFORMATION

The following table sets forth financial and other information by business unit for the period indicated:

Three months ended March 31 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$158.6	$111.8	$71.3	$66.2	$225.8	$227.1	$—	$—	$455.7	$405.2
Energy and related sales, net	—	—	—	—	5.3	1.1	—	—	5.3	1.1

Total revenue	158.6	111.8	71.3	66.2	231.1	228.2	—	—	461.0	406.3
Cost of products sold	126.0	90.4	63.1	59.5	215.0	195.5	1.8	3.5	405.9	348.9

Gross profit (loss)	32.6	21.5	8.2	6.7	16.1	32.7	(1.8)	(3.5)	55.0	57.4
SG&A	13.3	9.8	2.3	2.2	13.7	14.5	4.3	7.0	33.6	33.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.8)	(0.1)	(0.8)	(0.1)

Total operating income (loss)	19.3	11.6	5.9	4.5	2.4	18.3	(5.2)	(10.5)	22.3	24.0
Non-operating expense	—	—	—	—	—	—	(4.5)	(3.5)	(4.5)	(3.5)

Income (loss) before income taxes	$19.3	$11.6	$5.9	$4.5	$2.4	$18.3	$(9.8)	$(13.9)	$17.8	$20.5

Supplementary Data
Net tons sold (thousands)	40.0	22.5	25.1	23.9	202.2	202.3	—	—	267.3	248.8
Depreciation, depletion and amortization	$7.6	$4.6	$2.3	$2.2	$8.3	$8.3	$0.5	$0.2	$18.6	$15.4
Capital expenditures	6.0	17.5	1.5	2.1	6.2	8.6	0.8	3.2	14.4	31.4

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

Management evaluates results of operations of the business units before pension expense, certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” This presentation is aligned with the management and operating structure of our company and is the basis on which the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

3.31.14 Form 10-Q

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income for the three months ended March 31, 2014 and 2013, our condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013 and condensed consolidating cash flows for the three months ended March 31, 2014 and 2013. These financial statements reflect P. H. Glatfelter Company (the parent), the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. Effective December 31, 2013, Glatfelter Pulpwood Company, previously a guarantor, was merged with and into the parent. Accordingly, all condensed consolidating financial statements have been restated to give effect to this merger as of the earliest period presented. In addition, the amounts of intercompany investing and financing activities and the related interest expense and interest income previously presented net for the three months ended March 31, 2013 have been presented on a gross basis to conform to the current year’s presentation.

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended March 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$225,831	$18	$229,890	$(18)	$455,721
Energy and related sales, net	5,262	—	—	—	5,262

Total revenues	231,093	18	229,890	(18)	460,983
Costs of products sold	216,716	17	189,228	(18)	405,943

Gross profit	14,377	1	40,662	—	55,040
Selling, general and administrative expenses	17,793	13	15,745	—	33,551
(Gains) losses on dispositions of plant, equipment and timberlands, net	(812)	—	3	—	(809)

Operating income (loss)	(2,604)	(12)	24,914	—	22,298
Other non-operating income (expense)
Interest expense	(4,739)	—	(2,731)	2,658	(4,812)
Interest income	153	2,559	7	(2,658)	61
Other, net	21,618	10	1,082	(22,499)	211

Total other non-operating income (expense)	17,032	2,569	(1,642)	(22,499)	(4,540)

Income before income taxes	14,428	2,557	23,272	(22,499)	17,758
Income tax provision (benefit)	(220)	913	2,417	—	3,110

Net income	14,648	1,644	20,855	(22,499)	14,648
Other comprehensive income	2,965	1	885	(886)	2,965

Comprehensive income (loss)	$17,613	$1,645	$21,740	$(23,385)	$17,613

GLATFELTER

3.31.14 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended March 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$227,116	$6	$178,072	$(5)	$405,189
Energy and related sales, net	1,101	—	—	—	1,101

Total revenues	228,217	6	178,072	(5)	406,290
Costs of products sold	198,947	5	149,968	(5)	348,915

Gross profit	29,270	1	28,104	—	57,375
Selling, general and administrative expenses	21,128	14	12,345	—	33,487
Gains on dispositions of plant, equipment and timberlands, net	(73)	—	—	—	(73)

Operating income (loss)	8,215	(13)	15,759	—	23,961
Other non-operating income (expense)
Interest expense	(4,716)	—	(814)	1,689	(3,841)
Interest income	84	1,689	18	(1,689)	102
Other, net	11,956	(4)	740	(12,445)	247

Total other non-operating income (expense)	7,324	1,685	(56)	(12,445)	(3,492)

Income before income taxes	15,539	1,672	15,703	(12,445)	20,469
Income tax provision (benefit)	(90)	675	4,255	—	4,840

Net income	15,629	997	11,448	(12,445)	15,629
Other comprehensive income (loss)	(7,689)	(4,608)	(7,978)	12,586	(7,689)

Comprehensive income (loss)	$7,940	$(3,611)	$3,470	$141	$7,940

GLATFELTER

3.31.14 Form 10-Q

Condensed Consolidating Balance Sheet as of

March 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$41,133	$232	$33,420	$—	$74,785
Other current assets	212,640	331,139	288,578	(344,582)	487,775
Plant, equipment and timberlands, net	244,809	1,036	471,886	—	717,731
Other assets	1,000,015	235,893	213,125	(1,080,328)	368,705

Total assets	$1,498,597	$568,300	$1,007,009	$(1,424,910)	$1,648,996

Liabilities and Shareholders’ Equity
Current liabilities	$374,451	$3,030	$240,477	$(350,746)	$267,212
Long-term debt	250,000	—	496,352	(321,526)	424,826
Deferred income taxes	72,281	(169)	78,671	(12,281)	138,502
Other long-term liabilities	105,015	—	13,881	2,710	121,606

Total liabilities	801,747	2,861	829,381	(681,843)	952,146
Shareholders’ equity	696,850	565,439	177,628	(743,067)	696,850

Total liabilities and shareholders’ equity	$1,498,597	$568,300	$1,007,009	$(1,424,910)	$1,648,996

Condensed Consolidating Balance Sheet as of

December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$56,216	$501	$66,165	$—	$122,882
Other current assets	208,814	327,152	253,779	(326,045)	463,700
Plant, equipment and timberlands, net	247,243	1,054	475,043	—	723,340
Other assets	973,748	236,411	214,301	(1,055,972)	368,488

Total assets	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

Liabilities and Shareholders’ Equity
Current liabilities	$375,535	$2,855	$247,855	$(337,878)	$288,367
Long-term debt	250,000	—	513,120	(320,795)	442,325
Deferred income taxes	70,989	(283)	78,633	(8,319)	141,020
Other long-term liabilities	105,021	—	13,792	3,409	122,222

Total liabilities	801,545	2,572	853,400	(663,583)	993,934
Shareholders’ equity	684,476	562,546	155,888	(718,434)	684,476

Total liabilities and shareholders’ equity	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

GLATFELTER

3.31.14 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(3,797)	$981	$(7,394)	$—	$(10,210)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(6,979)	—	(7,456)	—	(14,435)
Proceeds from disposal plant, equipment and timberlands, net	838	—	1	—	839
Advances of intercompany loans	—	(1,250)	—	1,250	—

Total investing activities	(6,141)	(1,250)	(7,455)	1,250	(13,596)
Financing activities
Net repayments of indebtedness	—	—	(17,933)	—	(17,933)
Payment of dividends to shareholders	(4,363)	—	—	—	(4,363)
Repurchases of common stock	(1,251)	—	—	—	(1,251)
Borrowings of intercompany loans	1,250	—	—	(1,250)	—
Payments related to share-based compensation awards and other	(781)	—	—	—	(781)

Total financing activities	(5,145)	—	(17,933)	(1,250)	(24,328)
Effect of exchange rate on cash	—	—	37	—	37

Net decrease in cash	(15,083)	(269)	(32,745)	—	(48,097)
Cash at the beginning of period	56,216	501	66,165	—	122,882

Cash at the end of period	$41,133	$232	$33,420	$—	$74,785

GLATFELTER

3.31.14 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$7,674	$1,727	$6,394	$—	$15,795
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(11,820)	—	(19,571)	—	(31,391)
Proceeds from disposal plant, equipment and timberlands, net	73	—	—	—	73
Repayments from intercompany loans	—	6,193	—	(6,193)	—
Advances of intercompany loans	—	(6,350)	—	6,350	—
Intercompany capital contributed	—	(90)	—	90	—
Other	(175)	—	—	—	(175)

Total investing activities	(11,922)	(247)	(19,571)	247	(31,493)
Financing activities
Payments of note offering costs	(108)	—	—	—	(108)
Payment of dividends to shareholders	(3,905)	—	—	—	(3,905)
Repayments of intercompany loans	(1,107)	—	(5,086)	6,193	—
Borrowings of intercompany loans	6,350	—	—	(6,350)	—
Intercompany capital received	—	—	90	(90)	—
Payments related to share-based compensation awards and other	(586)	—	—	—	(586)

Total financing activities	644	—	(4,996)	(247)	(4,599)
Effect of exchange rate on cash	—	—	(942)	—	(942)

Net increase (decrease) in cash	(3,604)	1,480	(19,115)	—	(21,239)
Cash at the beginning of period	43,781	4,278	49,620	—	97,679

Cash at the end of period	$40,177	$5,758	$30,505	$—	$76,440

GLATFELTER

3.31.14 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K.

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of any unplanned market-related downtime, or variations in product pricing;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

ix.	adverse results in litigation in the Fox River matter;

x.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xi.	geopolitical events, including war and terrorism;

xii.	disruptions in production and/or increased costs due to labor disputes;

xiii.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xiv.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and

xv.	our ability to finance, consummate and integrate acquisitions.

We manufacture a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

•	Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, non-woven wall covering, metallized papers, composite laminates, and other technical specialty papers;

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads, food pads, napkins, tablecloths, and baby wipes; and

•	Specialty Papers with revenue from the sale of carbonless papers, forms, book publishing, envelope & converting papers, and fiber-based engineered products.

GLATFELTER

3.31.14 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2014 versus the three months ended March 31, 2013

Overview For the first three months of 2014, net income was $14.6 million, or $0.33 per diluted share, compared with $15.6 million, or $0.36 per diluted share, in the same period of 2013. Our first-quarter results reflect the continuing strength of our two growth businesses as they delivered a combined 6% increase in net sales on an organic basis. Both Composite Fibers, driven by the previously acquired Dresden business, and Advanced Airlaid Materials reported improved operating profit of 65% and 30%, respectively, over the prior year. In Specialty Papers, the first quarter was significantly affected by poor pulp mill performance issues in Ohio and severe weather conditions which led to adverse results in the comparison to the prior year. In addition, our results benefited from a lower effective tax rate due to a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. and a $2.2 million tax benefit related to the revaluation of deferred taxes.

The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2014	2013
Net sales	$455,721	$405,189
Gross profit	55,040	57,375
Operating income	22,298	23,961
Net income	14,648	15,629
Earnings per diluted share	0.33	0.36

Effective April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) for approximately $211 million, net of cash acquired. Our reported results for the first quarter of 2014 include Dresden prospectively from the acquisition date, including $41.3 million of net sales and $8.5 million of operating profit.

In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted net income and adjusted earnings per diluted share. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and that it is helpful in understanding underlying operating trends and cash flow generation. Adjusted net income consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may significantly impact the Company’s operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.

Acquisition and integration related costs. These adjustments include costs directly related to the consummation of the acquisition process and those related to integrating recently acquired businesses. These costs are irregular in timing and as such may not be indicative of our past and future performance.

International legal entity restructuring costs. These adjustments include costs that are directly related to actions undertaken to improve the flexibility of the organizational structure to support our growth initiatives. As such, these items are considered to be unusual in nature and not indicative of our past and future and are therefore excluded for the purpose of understanding underlying operating trends.

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2014
Net income	$14,648	$0.33
Timberland sales and related costs	(507)	(0.01)

Adjusted earnings (non-GAAP)	$14,141	$0.32

2013
Net income	$15,629	$0.36
Acquisition and integration related costs	1,761	0.04
International legal entity restructuring costs	260	0.01
Timberland sales and related costs	(282)	(0.01)

Adjusted earnings (non-GAAP)	$17,368	$0.40

GLATFELTER

3.31.14 Form 10-Q

Our growth-oriented fiber-based materials businesses reported improved results evidenced by a $9.1 million increase in operating profit. However, total operating income from all of our business units declined $6.8 million reflecting the impact of lower contribution from Specialty Papers. Overall, shipping volumes increased 7.4% in the year-over-year comparison.

Composite Fibers’ operating income increased to $19.3 million from $11.6 million in the first three months of 2013 primarily due to the inclusion of Dresden. Excluding Dresden, shipping volumes were essentially unchanged although the mix improved.

Advanced Airlaid Materials’ operating income increased to $5.9 million compared with $4.5 million for the first quarter of 2013. The improved performance was largely driven by a 5% increase in shipping volumes.

Specialty Papers’ operating income declined $15.9 million to $2.4 million. The results were significantly affected by disruptions in pulp production and severe weather conditions through the first two months of 2014. Volumes shipped were essentially unchanged in the comparison.

Business Unit Performance

Three months ended March 31 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$158.6	$111.8	$71.3	$66.2	$225.8	$227.1	$—	$—	$455.7	$405.2
Energy and related sales, net	—	—	—	—	5.3	1.1	—	—	5.3	1.1

Total revenue	158.6	111.8	71.3	66.2	231.1	228.2	—	—	461.0	406.3
Cost of products sold	126.0	90.4	63.1	59.5	215.0	195.5	1.8	3.5	405.9	348.9

Gross profit (loss)	32.6	21.5	8.2	6.7	16.1	32.7	(1.8)	(3.5)	55.0	57.4
SG&A	13.3	9.8	2.3	2.2	13.7	14.5	4.3	7.0	33.6	33.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.8)	(0.1)	(0.8)	(0.1)

Total operating income (loss)	19.3	11.6	5.9	4.5	2.4	18.3	(5.2)	(10.5)	22.3	24.0
Non-operating expense	—	—	—	—	—	—	(4.5)	(3.5)	(4.5)	(3.5)

Income (loss) before income taxes	$19.3	$11.6	$5.9	$4.5	$2.4	$18.3	$(9.8)	$(13.9)	$17.8	$20.5

Supplementary Data
Net tons sold (thousands)	40.0	22.5	25.1	23.9	202.2	202.3	—	—	267.3	248.8
Depreciation, depletion and amortization	$7.6	$4.6	$2.3	$2.2	$8.3	$8.3	$0.5	$0.2	$18.6	$15.4
Capital expenditures	6.0	17.5	1.5	2.1	6.2	8.6	0.8	3.2	14.4	31.4

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

GLATFELTER

3.31.14 Form 10-Q

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2014	2013	Change
Net sales	$455,721	$405,189	$50,532
Energy and related sales – net	5,262	1,101	4,161

Total revenues	460,983	406,290	54,693
Costs of products sold	405,944	348,915	57,029

Gross profit	$55,039	$57,375	$(2,336)

Gross profit as a percent of Net sales	12.1%	14.2%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2014	2013
Business Unit
Composite Fibers	34.8%	27.6%
Advanced Airlaid Material	15.6	16.3
Specialty Papers	49.6	56.1

Total	100.0%	100.0%

Net sales for the first quarter of 2014 totaled $455.7 million, a 12.5% increase compared with $405.2 million for the same period of 2013. Organic growth totaled 2.3% and the remainder related to the Dresden acquisition.

Composite Fibers’ net sales totaled $158.6 million in the first quarter of 2014, an increase of $46.8 million compared to the first quarter of 2013, of which the Dresden acquisition accounted for $41.3 million. On an organic basis, shipping volumes declined 2.2% although the mix was favorable. The translation of foreign currencies benefited the comparison by $3.7 million.

Operating income for the first three months of 2014 increased $7.7 million due to the Dresden acquisition partially offset by raw material and other cost inflation.

In Advanced Airlaid Materials, net sales increased $5.1 million, or 7.7%, primarily due to a 4.9% increase in shipping volumes. Foreign currency translation favorably impacted the year-over-year net sales comparison by $1.5 million.

Advanced Airlaid Material’s operating income for the first three months of 2014 increased $1.4 million, or 30.0%, compared with the year-ago quarter, primarily due to higher shipments and $1.0 million from currency translation. These favorable factors were partially offset by $0.6 million in costs, net of insurance recoveries, related to fires at this business unit’s facilities in 2013.

In the Specialty Papers business unit, net sales in the first three months of 2014 decreased by $1.3 million, or 0.6% primarily due to mix changes. Higher average selling prices favorably affected the comparison by $1.7 million.

Specialty Papers’ operating income for the first quarter of 2014 declined $15.9 million in the year-over-year comparison primarily due to $9.4 million of costs related to pulp mill performance issues at its Ohio facility which caused a 16% reduction in pulp production in the year-over-year comparison resulting in higher per ton pulp production costs as well as increased use of higher cost purchased pulp. In addition, the first quarter results were adversely impacted by $6.6 million of costs related to severe weather conditions. Energy and related sales increased $4.2 million in the year-over-year comparison as severe weather conditions in 2014 resulted in higher selling prices for excess power.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first three months of 2014 and 2013:

	Three months ended March 31
In thousands	2014	2013	Change
Energy sales	$7,322	$1,575	$5,747
Costs to produce	(2,593)	(1,394)	(1,199)

Net	4,729	181	4,548
Renewable energy credits	533	920	(387)

Total	$5,262	$1,101	$4,161

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $5.2 million in the first three months of 2014 compared with $10.5 million in the first three

GLATFELTER

3.31.14 Form 10-Q

months of 2013. Excluding the impact of sales of timberlands in the comparison, unallocated net operating expenses decreased $4.6 million primarily due to lower acquisition related costs and pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended March 31
In thousands	2014	2013	Change
Recorded as:
Costs of products sold	$1,618	$3,250	$(1,632)
SG&A expense	(77)	641	(718)

Total	$1,541	$3,891	$(2,350)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense in 2014 is expected to be approximately $6.2 million compared with $14.2 million in 2013. The decrease is primarily due to higher discount rates and the impact of amortizing deferred actuarial gains from higher returns on assets in 2013.

Income taxes For the first quarter of 2014, we recorded a provision for income taxes of $3.1 million on pretax income of $17.8 million The comparable amounts in the first quarter of 2013 were income tax expense of $4.8 million on $20.5 million of pretax income. The effective tax rate in the first quarter of 2014 reflects a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. and a $2.2 million tax benefit related to the revaluation of deferred taxes. In addition, due to the expiration of the U.S. research and development tax credit at the end of 2013, no credits were recorded in the first quarter of 2014. The first quarter of 2013 effective tax rate benefited from such credits by $1.5 million.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first three months of 2014, Euro functional currency operations generated approximately 33.8% of our sales and 30.2% of operating expenses and British Pound Sterling operations represented 5.8% of net sales and 5.4% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

3.31.14 Form 10-Q

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2014 compared to the first three months 2013:

In thousands	Three months ended March 31
Favorable (unfavorable)
Net sales	$5,157
Costs of products sold	(3,446)
SG&A expenses	(335)
Income taxes and other	(58)

Net income	$1,318

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2014 were the same as 2013. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

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

	Three months ended March 31
In thousands	2014	2013
Cash and cash equivalents at beginning of period	$122,882	$97,679
Cash provided (used) by
Operating activities	(10,210)	15,795
Investing activities	(13,596)	(31,493)
Financing activities	(24,328)	(4,599)
Effect of exchange rate changes on cash	37	(942)

Net cash used	(48,097)	(21,239)

Cash and cash equivalents at end of period	$74,785	$76,440

At March 31, 2014, we had $74.8 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries are deemed to be permanently reinvested, substantially all of the cash and cash equivalents is available for use domestically. In addition to our cash and cash equivalents, $199.2 million is available under our revolving credit agreement, which matures in November 2016.

Cash flow used by operating activities totaled $10.2 million compared with $15.8 million provided from operations in the same quarter a year ago. The year-over-year comparison primarily reflects an increased working capital usage, higher cash tax payments and payment of customer incentives earned at Dresden.

Net cash used by investing activities declined by $17.9 million in the comparison of the first quarter of 2014 to the first quarter of 2013 due to lower capital expenditures. Capital expenditures in the current quarter totaled $14.4 million compared with $31.4 million in the first quarter of 2013. Capital expenditures for all of 2014 are expected to be approximately $80 million to $90 million.

Net cash used by financing activities totaled $24.3 million in the first quarter of 2014, an increase of $19.7 million compared with the same quarter of 2013 largely driven by the $17.9 million reduction in our revolving credit facility.

In 2013 our Board of Directors authorized an 11% increase in our quarterly cash dividend. In the first quarter of 2014, we used $4.4 million of cash for dividends on our common stock compared with $3.9 million in the first quarter of 2013. In February 2014, we announced an additional 10% increase in our dividend. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

GLATFELTER

3.31.14 Form 10-Q

The following table sets forth our outstanding long-term indebtedness:

In thousands	March 31 2014	December 31 2013
Revolving credit facility, due Nov. 2016	$115,907	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	58,919	58,785

Total long-term debt	424,826	442,325
Less current portion	—	—

Long-term debt, net of current portion	$424,826	$442,325

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of March 31, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.36x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of March 31, 2014, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 – Financial Statements – Note 11.

Cash used for common share repurchases totaled $1.3 million in the first quarter of 2014. In May 2012, our Board of Directors authorized a two-year share repurchase program for up to $25.0 million, exclusive of commissions, of our outstanding common stock. The following table summarizes share repurchases made under this program through March 31, 2014:

	shares	(thousands)
Authorized amount	n/a	$25,000
Repurchases	346,823	(6,036)

Remaining authorization		$18,964

The total repurchases set forth above includes 55,703 shares at a cost of $1.6 million completed in the first quarter of 2014. No shares were repurchased in the first quarter of 2013.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. Recently issued rules will require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. We are currently reviewing options available to comply with these rules to understand the effect they may have on our operations, such as reducing or curtailing boiler usage or modifying the types of boilers operated or fuel consumed. The cost of compliance is likely to be significant. Our current estimate to implement viable options could result in capital spending of between $70 million to $95 million depending on the solutions available to comply with the regulations. However, the amount of capital spending ultimately incurred may differ, and the difference could be material, depending on the option chosen. In addition, the timing of such capital spending is uncertain, although we currently expect to incur the majority of expenditures generally between 2014 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

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

GLATFELTER

3.31.14 Form 10-Q

Off-Balance-Sheet Arrangements As of March 31, 2014 and December 31, 2013, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes are anticipated to be approximately 5% higher in the second quarter of 2014 compared to the first quarter of 2014. The benefit of higher shipping volumes is expected to be offset by lower capacity utilization during the quarter. In addition, selling prices are expected to be generally in line with the first quarter of 2014 and input costs are expected to be slightly higher.

Shipping volumes for the Advanced Airlaid Materials business unit in the second quarter of 2014 are expected to be in line with the first quarter of 2014. Average raw material prices are expected to be slightly higher than the first quarter of 2014 resulting in slightly higher selling prices consistent with our pass through arrangements.

For Specialty Papers, we expect shipping volumes in the second quarter of 2014 are expected to be in line with the first quarter of 2014. Overall higher selling prices are expected to add $2 million to $3 million to operating profit compared to the first quarter of 2014 due to the realization of announced price increases. Input costs are expected to be in line with the first quarter of 2014. We also plan to complete the annually scheduled maintenance outages at our Specialty Papers’ facilities in the second quarter of 2014. The outages are expected to adversely impact operating profit by approximately $28 million, pre-tax, compared with $22 million in the second quarter of 2013 due to an expanded scope of work.

GLATFELTER

3.31.14 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					At March 31, 2014
Dollars in thousands	2014	2015	2016	2017	2018	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$265,416
At fixed interest rates – Term Loan	58,919	57,814	51,554	44,189	36,825	58,919	58,536
At variable interest rates	115,907	115,907	101,419	—	—	115,907	115,907

						$424,826	$439,859

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loan	2.05%	2.05%	2.05%	2.05%	2.05%
On variable rate debt	1.97%	1.97%	1.97%	1.97%	1.97%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2014. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2014, we had long-term debt outstanding of $424.8 million, of which 27.2% is at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At March 31, 2014, the interest rate paid was approximately 1.97%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.2 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 14.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first three months of 2014, Euro functional currency operations generated approximately 33.8% of our sales and 30.2% of operating expenses and British Pound Sterling operations represented 5.8% of net sales and 5.4% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls On April 30, 2013, we completed the acquisition of Dresden. We are in the process of incorporating Dresden’s internal controls into our control structure. We consider the ongoing integration of Dresden a material change in our internal control over financial reporting. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

3.31.14 Form 10-Q

PART II

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	P.H. Glatfelter Company Supplemental Long Term Disability Plan dated February 25, 2014, between the registrant and certain employees, filed herewith. **

10.2	Form of Performance Share Award Certificate (form effective February 26, 2014). **

10.3	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014). **

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

**	Management contract or compensatory plan.

GLATFELTER

3.31.14 Form 10-Q

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

May 2, 2014

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

3.31.14 Form 10-Q

EXHIBIT INDEX

Exhibit Number	Description
10.1	P.H. Glatfelter Company Supplemental Long Term Disability Plan dated February 25, 2014, between the registrant and certain employees, filed herewith. **

10.2	Form of Performance Share Award Certificate (form effective February 26, 2014). **

10.3	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014). **

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

**	Management contract or compensatory plan.

GLATFELTER

3.31.14 Form 10-Q