Form 10-Q
period 2014-06-30
GLATFELTER P H CO
filed 2014-08-04
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock outstanding on July 30, 2014 totaled 42,904,447 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June 30, 2014

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2014	2013	2014	2013

Net sales	$445,341	$425,967	$901,062	$831,156
Energy and related sales, net	790	424	6,052	1,525

Total revenues	446,131	426,391	907,114	832,681
Costs of products sold	404,694	385,551	810,637	734,466

Gross profit	41,437	40,840	96,477	98,215

Selling, general and administrative expenses	32,314	34,528	65,865	68,015
Gains on dispositions of plant, equipment and timberlands, net	(1,482)	(19)	(2,291)	(92)

Operating income	10,605	6,331	32,903	30,292
Non-operating income (expense)
Interest expense	(4,762)	(4,514)	(9,574)	(8,355)
Interest income	52	46	113	148
Other, net	61	175	272	422

Total non-operating expense	(4,649)	(4,293)	(9,189)	(7,785)

Income before income taxes	5,956	2,038	23,714	22,507
Income tax provision	1,287	1,105	4,397	5,945

Net income	$4,669	$933	$19,317	$16,562

Earnings per share
Basic	$0.11	$0.02	$0.45	$0.38
Diluted	0.11	0.02	0.44	0.38

Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20

Weighted average shares outstanding
Basic	43,287	43,134	43,327	43,050
Diluted	44,136	44,202	44,251	44,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2014	2013	2014	2013

Net income	$4,669	$933	$19,317	$16,562

Foreign currency translation adjustments	(533)	3,727	195	(8,230)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(408), $136, $(381) and $(34), respectively	1,080	(395)	1,001	46
Unrecognized retirement obligations, net of taxes of $(1,513), $(2,263), $(2,928) and $(4,576), respectively	2,479	3,773	4,795	7,600

Other comprehensive income (loss)	3,026	7,105	5,991	(584)

Comprehensive income	$7,695	$8,038	$25,308	$15,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2014	2013

Assets
Cash and cash equivalents	$28,016	$122,882
Accounts receivable, net	191,124	167,830
Inventories	257,832	236,310
Prepaid expenses and other current assets	64,773	59,560

Total current assets	541,745	586,582

Plant, equipment and timberlands, net	719,819	723,340
Goodwill	94,826	95,948
Intangible assets	92,230	96,081

Other assets	181,487	176,459

Total assets	$1,630,107	$1,678,410

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$1,821	$—
Accounts payable	142,348	161,242
Dividends payable	4,767	4,363
Environmental liabilities	125	125
Other current liabilities	114,746	122,637

Total current liabilities	263,807	288,367

Long-term debt	413,617	442,325

Deferred income taxes	140,005	141,020

Other long-term liabilities	120,095	122,222

Total liabilities	937,524	993,934

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	52,401	53,940
Retained earnings	879,113	869,329
Accumulated other comprehensive loss	(69,366)	(75,357)

	862,692	848,456
Less cost of common stock in treasury	(170,109)	(163,980)

Total shareholders’ equity	692,583	684,476

Total liabilities and shareholders’ equity	$1,630,107	$1,678,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2014	2013
Operating activities
Net income	$19,317	$16,562
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	36,893	32,024
Amortization of debt issue costs and original issue discount	656	649
Pension expense, net of unfunded benefits paid	3,330	6,433
Deferred income tax benefit	(2,724)	(971)
Gains on dispositions of plant, equipment and timberlands, net	(2,291)	(92)
Share-based compensation	3,617	3,587
Change in operating assets and liabilities
Accounts receivable	(23,805)	(20,008)
Inventories	(21,783)	2,071
Prepaid and other current assets	(6,937)	4,069
Accounts payable	(16,870)	7,357
Accruals and other current liabilities	(11,147)	(6,477)
Other	378	3,023

Net cash (used) provided by operating activities	(21,366)	48,227

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(30,156)	(60,823)
Proceeds from disposals of plant, equipment and timberlands, net	2,360	92
Acquisition, net of cash acquired	—	(210,911)
Other	(100)	(225)

Net cash used by investing activities	(27,896)	(271,867)

Financing activities
Net borrowings under (repayments of) revolving credit facility	(25,425)	126,139
Payments of borrowing costs	—	(419)
Proceeds from term loan	—	56,091
Repurchases of common stock	(9,158)	—
Payments of dividends	(9,164)	(8,245)
Payments related to share-based compensation awards and other	(1,816)	(2,332)

Net cash (used) provided by financing activities	(45,563)	171,234

Effect of exchange rate changes on cash	(41)	(518)

Net decrease in cash and cash equivalents	(94,866)	(52,924)
Cash and cash equivalents at the beginning of period	122,882	97,679

Cash and cash equivalents at the end of period	$28,016	$44,755

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$9,011	$7,836
Income taxes, net	16,323	5,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.14 Form 10-Q

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted for fiscal years beginning after December 15, 2016 and early adoption is not permitted. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

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

The share purchase agreement provides for, among other terms, indemnification provisions for claims that may arise, including among others, uncertain tax positions and other third party claims. The allocation of the purchase price to assets acquired and liabilities assumed is as follows:

GLATFELTER

6.30.14 Form 10-Q

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

Acquired property, plant and equipment are being depreciated on a straight-line basis with estimated remaining lives ranging from 5 years to 30 years. Intangible assets are being amortized on a straight-line basis over an average estimated remaining life of 17 years reflecting the expected future value.

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

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue of Dresden included in our consolidated results of operations for the second quarter and first six months of 2014 totaled $38.3 million and $79.6 million, respectively, and operating income for the same periods of 2014 totaled $8.2 million and $17.1 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2013:

In thousands, except per share	Three months ended June 30 2013	Six months ended June 30 2013
Pro forma
Net sales	$441,204	$887,975
Net income	6,643	29,436
Diluted earnings per share	0.15	0.67

This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

GLATFELTER

6.30.14 Form 10-Q

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first six months of 2014 and 2013, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2014
Timberlands	935	$2,355	$2,290
Other	n/a	5	1

Total		$2,360	$2,291

2013
Other	n/a	92	92

Total		$92	$92

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended June 30
In thousands, except per share	2014	2013
Net income	$4,669	$933

Weighted average common shares outstanding used in basic EPS	43,287	43,134
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	849	1,068

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,136	44,202

Earnings per share
Basic	$0.11	$0.02
Diluted	0.11	0.02

	Six months ended June 30
In thousands, except per share	2014	2013
Net income	$19,317	$16,562

Weighted average common shares outstanding used in basic EPS	43,327	43,050
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	924	1,069

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,251	44,119

Earnings per share
Basic	$0.45	$0.38
Diluted	0.44	0.38

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	June 30
	2014	2013
Three months ended	279	—
Six months ended	273	—

GLATFELTER

6.30.14 Form 10-Q

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2014 and 2013.

in thousands	Currency Translation Adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at April 1, 2014	$15,869	$(1,020)	$(87,266)	$25	$(72,392)
Other comprehensive income before reclassifications (net of tax)	(533)	618	—	—	85
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	462	2,444	35	2,941

Net current period other comprehensive income (loss)	(533)	1,080	2,444	35	3,026

Balance at June 30, 2014	$15,336	$60	$(84,822)	$60	$(69,366)

Balance at April 1, 2013	$(11,642)	$17	$(155,781)	$(4,249)	$(171,655)
Other comprehensive income before reclassifications (net of tax)	3,727	(531)	—	—	3,196
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	136	3,725	48	3,909

Net current period other comprehensive income (loss)	3,727	(395)	3,725	48	7,105

Balance at June 30, 2013	$(7,915)	$(378)	$(152,056)	$(4,201)	$(164,550)

Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	195	215	—	—	410
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	786	4,725	70	5,581

Net current period other comprehensive income (loss)	195	1,001	4,725	70	5,991

Balance at June 30, 2014	$15,336	$60	$(84,822)	$60	$(69,366)

Balance at January 1, 2013	$315	$(424)	$(159,560)	$(4,297)	$(163,966)
Other comprehensive income before reclassifications (net of tax)	(8,230)	(141)	—	—	(8,371)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	187	7,504	96	7,787

Net current period other comprehensive income (loss)	(8,230)	46	7,504	96	(584)

Balance at June 30, 2013	$(7,915)	$(378)	$(152,056)	$(4,201)	$(164,550)

GLATFELTER

6.30.14 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2014	2013	2014	2013
Description					Line Item in Statements of Income
Cash flow hedges (Note 14)

(Gains) losses on cash flow hedges	$641	$188	$1,090	$258	Costs of products sold
	(179)	(52)	(304)	(71)	Income tax provision

Net of tax	462	136	786	187
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	695	613	1,243	1,226	Costs of products sold
	226	161	412	322	Selling, general and administrative
Actuarial losses	2,233	4,025	4,429	8,139	Costs of products sold
	781	1,160	1,525	2,335	Selling, general and administrative

	3,935	5,959	7,609	12,022
	(1,491)	(2,234)	(2,884)	(4,518)	Income tax provision

Net of tax	2,444	3,725	4,725	7,504
Amortization of deferred benefit other plan items
Prior service costs	(59)	(100)	(118)	(200)	Costs of products sold
	(13)	(25)	(26)	(50)	Selling, general and administrative
Actuarial losses	106	155	212	310	Costs of products sold
	23	47	46	94	Selling, general and administrative

	57	77	114	154
	(22)	(29)	(44)	(58)	Income tax provision

Net of tax	35	48	70	96

Total reclassifications, net of tax	$2,941	$3,909	$5,581	$7,787

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of June 30, 2014 and December 31, 2013, we had $14.4 million and $14.9 million of gross unrecognized tax benefits. As of June 30, 2014, if such benefits were to be recognized, approximately $14.4 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2010, 2013	2011 -2012
State	2009 - 2013	N/A
Canada (1)	2010 - 2013	2009
Germany (1)	2012 - 2013	2007 - 2011
France	2010, 2013	2011 - 2012
United Kingdom	2010 - 2013	N/A
Philippines	2012 - 2013	2011

(1)	– includes provincial or similar local jurisdictions, as applicable

GLATFELTER

6.30.14 Form 10-Q

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Six months ended June 30
In millions	2014	2013
Interest expense	$0.1	$0.3
Penalties	—	—

	June 30 2014	December 31 2013
Accrued interest payable	$0.7	$0.6

8.	STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2014	2013

Balance January 1,	1,001,814	847,679
Granted	167,255	180,602
Forfeited	(38,458)	(36,435)
Shares delivered	(239,394)	(111,730)

Balance June 30,	891,217	880,116

The amount granted in 2014 and 2013 includes PSAs of 93,660 and 151,955, respectively, exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
In thousands	2014	2013

Three months ended	$441	$604
Six months ended	1,020	1,324

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

GLATFELTER

6.30.14 Form 10-Q

The following table sets forth information related to outstanding SOSARS.

	2014		2013
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,977,133	$13.91	2,121,454	$12.93
Granted	275,529	29.89	361,923	18.36
Exercised	(19,199)	15.57	(435,562)	12.63
Canceled / forfeited	(24,719)	18.85	(73,901)	16.25

Outstanding at June 30,	2,208,744	$15.83	1,973,914	$13.87

SOSAR Grants
Weighted average grant date fair value per share	$9.85		$5.64
Aggregate grant date fair value (in thousands)	$2,713		$2,042
Black-Scholes assumptions
Dividend yield	1.47%		2.18%
Risk free rate of return	1.73%		0.99%
Volatility	37.59%		39.62%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2014	2013

Three months ended	$559	$415
Six months ended	1,008	800
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended June 30
In thousands	2014	2013
Pension Benefits
Service cost	$2,504	$2,585
Interest cost	6,309	5,480
Expected return on plan assets	(10,931)	(10,810)
Amortization of prior service cost	921	774
Amortization of unrecognized loss	3,014	5,185

Net periodic benefit cost	$1,817	$3,214

Other Benefits
Service cost	$615	$789
Interest cost	598	545
Amortization of prior service cost	(72)	(125)
Amortization of unrecognized loss	129	202

Net periodic benefit cost	$1,270	$1,411

	Six months ended June 30
In thousands	2014	2013
Pension Benefits
Service cost	$5,208	$5,796
Interest cost	12,480	11,000
Expected return on plan assets	(21,938)	(21,713)
Amortization of prior service cost	1,655	1,548
Amortization of unrecognized loss	5,954	10,474

Net periodic benefit cost	$3,359	$7,105

Other Benefits
Service cost	$1,230	$1,578
Interest cost	1,196	1,090
Amortization of prior service cost	(144)	(250)
Amortization of unrecognized loss	258	404

Net periodic benefit cost	$2,540	$2,822

GLATFELTER

6.30.14 Form 10-Q

10.	INVENTORIES

Inventories, net of reserves, were as follows:

In thousands	June 30 2014	December 31 2013
Raw materials	$66,232	$59,440
In-process and finished	123,350	109,578
Supplies	68,250	67,292

Total	$257,832	$236,310

11.	LONG-TERM DEBT

Long-term debt is summarized as follows:

In thousands	June 30 2014	December 31 2013
Revolving credit facility, due Nov. 2016	$107,153	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	58,285	58,785

Total long-term debt	415,438	442,325
Less current portion	(1,821)	—

Long-term debt, net of current portion	$413,617	$442,325

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); ii) a consolidated EBITDA to interest expense ratio; and iii) beginning December 31, 2015, a minimum liquidity ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of June 30, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.44x, within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of June 30, 2014, we met all of the requirements of our debt covenants.

GLATFELTER

6.30.14 Form 10-Q

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

The IKB Loan provides for representations, warranties and covenants customary for financings of this type. The financial covenants contained in the IKB Loan, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, will be calculated by reference to our Amended and Restated Credit Agreement, dated November 21, 2011.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

As of June 30, 2014 and December 31, 2013, we had $5.2 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

12.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons is expected to be completed in 2016 and will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first six months of 2014 and 2013:

In thousands	2014	2013
Balance at January 1,	$5,032	$8,882
Accretion	77	164
Payments	(429)	(2,332)
Gain	(86)	—

Balance at June 30,	$4,594	$6,714

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

In thousands	June 30 2014	December 31 2013
Other current liabilities	$2,485	$915
Other long-term liabilities	2,109	4,117

Total	$4,594	$5,032

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2014		December 31, 2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$264,244	$250,000	$254,533
2.05% Term loan	58,285	58,224	58,785	57,952
Variable rate debt	107,153	107,153	133,540	133,540

Total	$415,438	$429,621	$442,325	$446,025

As of June 30, 2014, and December 31, 2013, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 14.

GLATFELTER

6.30.14 Form 10-Q

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30 2014	December 31 2013
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	26,348	27,105
U.S. dollar / Canadian dollar	9,449	13,077
Euro / Philippine peso	510,705	—
British Pound / Philippine peso	207,955	—
Euro / British Pound	3,468	—

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30 2014	December 31 2013
Derivative	Sell (Buy) Notional
Sell / Buy
Euro / U.S. dollar	8,000	9,000
Euro / British Pound	(9,000)	(8,000)
Euro / British Pound	4,000	5,000
Canadian dollar / U.S. dollar	2,000	2,000
U.S. dollar / Euro	—	2,000
U.S. dollar / British Pound	7,000	6,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30 2014	December 31 2013	June 30 2014	December 31 2013
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$321	$—	$155	$1,163

Not designated as hedging:
Forward foreign currency exchange contracts	$15	$36	$80	$46

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty. The effect of netting the amounts presented above did not have a material effect on our consolidated financial position.

GLATFELTER

6.30.14 Form 10-Q

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2014	2013	2014	2013
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(641)	$(188)	$(1,090)	$(258)
Ineffective portion – other – net	119	(53)	100	26
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$861	$(763)	$1,196	$(446)

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2014	2013
Balance at January 1,	$(1,296)	$(599)
Deferred (losses) gains on cash flow hedges	292	(177)
Reclassified to earnings	1,090	258

Balance at June 30,	$86	$(518)

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

15.	SHARE REPURCHASES

The following table summarizes share repurchases made pursuant to a $50 million share repurchase program which expires in May 2016:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	651,419	(14,006)

Remaining authorization		$35,994

The amounts set forth above include 360,299 shares at a cost of $9.5 million of repurchases completed in 2014.

16.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

6.30.14 Form 10-Q

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

GLATFELTER

6.30.14 Form 10-Q

additional defendants (Georgia-Pacific, LLP, U.S. Paper Mills, Inc., and CBC Coatings, Inc.) that have entered into agreements with the United States governing those parties’ compliance with the UAO. The district court has denied NCR’s motion to require us to contribute to compliance with the injunction. We have appealed the May 2013 Order, as have NCR, WTM I, and Menasha.

On March 26, 2014, the United States lodged three proposed consent decrees under which all parties, other than NCR, GP, and us, would resolve their liability for this Site. Under the terms of those consent decrees, each of the Settling Defendants would pay a cash amount aggregating $56.6 million primarily for NRDs and past response costs, and would have no further obligations under the UAO or to satisfy any judgment in the Government Action.

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

Reserves for the Site. As of June 30, 2014, our reserve for the Site, including our remediation and ongoing monitoring obligations in Little Lake Butte des Morts, our share of remediation of the rest of the Site, NRDs associated with PCB contamination at the Site and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site totaled $16.3 million. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

GLATFELTER

6.30.14 Form 10-Q

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

GLATFELTER

6.30.14 Form 10-Q

17.	SEGMENT INFORMATION

The following tables sets forth financial and other information by business unit for the period indicated:

Three months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$157.0	$142.6	$70.5	$66.4	$217.9	$217.0	$—	$—	$445.3	$426.0
Energy and related sales, net	—	—	—	—	0.8	0.4	—	—	0.8	0.4

Total revenue	157.0	142.6	70.5	66.4	218.7	217.4	—	—	446.1	426.4
Cost of products sold	126.9	114.6	62.0	58.8	214.1	207.9	1.7	4.2	404.7	385.6

Gross profit (loss)	30.1	27.9	8.5	7.6	4.6	9.5	(1.7)	(4.2)	41.4	40.8
SG&A	12.8	11.5	2.3	2.4	11.8	13.4	5.4	7.3	32.3	34.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(1.5)	—	(1.5)	—

Total operating income (loss)	17.3	16.4	6.2	5.2	(7.2)	(3.9)	(5.6)	(11.5)	10.6	6.3
Non-operating expense	—	—	—	—	—	—	(4.6)	(4.3)	(4.6)	(4.3)

Income (loss) before income taxes	$17.3	$16.4	$6.2	$5.2	$(7.2)	$(3.9)	$(10.2)	$(15.8)	$6.0	$2.0

Supplementary Data
Net tons sold (thousands)	39.4	35.0	24.6	23.7	190.7	195.7	—	—	254.8	254.4
Depreciation, depletion and amortization	$7.6	$5.9	$2.3	$2.2	$7.9	$8.3	$0.5	$0.2	$18.3	$16.7
Capital expenditures	5.4	18.8	1.4	1.9	8.6	8.2	0.3	0.6	15.7	29.4

Six months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$315.6	$254.4	$141.8	$132.7	$443.7	$444.1	$—	$—	$901.1	$831.2
Energy and related sales, net	—	—	—	—	6.1	1.5	—	—	6.1	1.5

Total revenue	315.6	254.4	141.8	132.7	449.8	445.6	—	—	907.1	832.7
Cost of products sold	252.9	205.0	125.1	118.4	429.1	403.4	3.5	7.7	810.6	734.5

Gross profit (loss)	62.7	49.4	16.7	14.3	20.7	42.3	(3.5)	(7.7)	96.5	98.2
SG&A	26.1	21.3	4.7	4.5	25.5	27.9	9.6	14.3	65.9	68.0
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.3)	(0.1)	(2.3)	(0.1)

Total operating income (loss)	36.6	28.1	12.0	9.8	(4.8)	14.4	(10.8)	(21.9)	32.9	30.3
Non-operating expense	—	—	—	—	—	—	(9.2)	(7.8)	(9.2)	(7.8)

Income (loss) before income taxes	$36.6	$28.1	$12.0	$9.8	$(4.8)	$14.4	$(20.0)	$(29.7)	$23.7	$22.5

Supplementary Data
Net tons sold (thousands)	79.4	57.6	49.7	47.6	392.9	398.0	—	—	522.1	503.2
Depreciation, depletion and amortization	$15.3	$10.6	$4.6	$4.4	$16.1	$16.6	$0.9	$0.4	$36.9	$32.0
Capital expenditures	11.4	36.2	2.9	4.0	14.8	16.8	1.1	3.8	30.2	60.8

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

GLATFELTER

6.30.14 Form 10-Q

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes issued by P. H. Glatfelter Company (the “Parent”) are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income for the three months and six months ended June 30, 2014 and 2013, our condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013 and condensed consolidating cash flows for the six months ended June 30, 2014 and 2013. These financial statements reflect the parent, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. Effective December 31, 2013, Glatfelter Pulpwood Company, previously a guarantor, was merged with and into the parent. Accordingly, all condensed consolidating financial statements have been restated to give effect to this merger as of the earliest period presented. In addition, the amounts of intercompany investing and financing activities and the related interest expense and interest income previously presented net for the six months ended June 30, 2013 have been presented on a gross basis to conform to the current year’s presentation.

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended June 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$217,864	$4	$227,478	$(5)	$445,341
Energy and related sales, net	790	—	—	—	790

Total revenues	218,654	4	227,478	(5)	446,131
Costs of products sold	215,756	4	188,939	(5)	404,694

Gross profit	2,898	—	38,539	—	41,437
Selling, general and administrative expenses	16,555	143	15,616	—	32,314
Gains on dispositions of plant, equipment and timberlands, net	(162)	(1,316)	(4)	—	(1,482)

Operating income (loss)	(13,495)	1,173	22,927	—	10,605
Other non-operating income (expense)
Interest expense	(4,756)	—	(2,815)	2,809	(4,762)
Interest income	164	2,656	41	(2,809)	52
Other, net	18,683	11	389	(19,022)	61

Total other non-operating income (expense)	14,091	2,667	(2,385)	(19,022)	(4,649)

Income before income taxes	596	3,840	20,542	(19,022)	5,956
Income tax provision (benefit)	(4,073)	715	4,645	—	1,287

Net income	4,669	3,125	15,897	(19,022)	4,669
Other comprehensive income (loss)	3,026	(550)	1,098	(548)	3,026

Comprehensive income	$7,695	$2,575	$16,995	$(19,570)	$7,695

GLATFELTER

6.30.14 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended June 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$216,985	$8	$208,982	$(8)	$425,967
Energy and related sales, net	424	—	—	—	424

Total revenues	217,409	8	208,982	(8)	426,391
Costs of products sold	210,978	8	174,573	(8)	385,551

Gross profit	6,431	—	34,409	—	40,840
Selling, general and administrative expenses	16,928	88	17,512	—	34,528
Gains on dispositions of plant, equipment and timberlands, net	(17)	—	(2)	—	(19)

Operating income (loss)	(10,480)	(88)	16,899	—	6,331
Other non-operating income (expense)
Interest expense	(4,703)	—	(1,672)	1,861	(4,514)
Interest income	176	1,727	4	(1,861)	46
Other, net	12,139	(6)	714	(12,672)	175

Total other non-operating income (expense)	7,612	1,721	(954)	(12,672)	(4,293)

Income (loss) before income taxes	(2,868)	1,633	15,945	(12,672)	2,038
Income tax provision (benefit)	(3,801)	634	4,272	—	1,105

Net income	933	999	11,673	(12,672)	933
Other comprehensive income	7,105	1,379	3,119	(4,498)	7,105

Comprehensive income	$8,038	$2,378	$14,792	$(17,170)	$8,038

GLATFELTER

6.30.14 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

six months ended June 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$443,695	$21	$457,367	$(21)	$901,062
Energy and related sales – net	6,052	—	—	—	6,052

Total revenues	449,747	21	457,367	(21)	907,114
Costs of products sold	432,472	21	378,165	(21)	810,637

Gross profit	17,275	—	79,202	—	96,477
Selling, general and administrative expenses	34,347	156	31,362	—	65,865
Gains on dispositions of plant, equipment and timberlands, net	(974)	(1,317)	—	—	(2,291)

Operating income	(16,098)	1,161	47,840	—	32,903
Other non-operating income (expense)
Interest expense	(9,494)	—	(5,545)	5,465	(9,574)
Interest income	316	5,214	48	(5,465)	113
Other, net	40,300	21	1,471	(41,520)	272

Total other non-operating income (expense)	31,122	5,235	(4,026)	(41,520)	(9,189)

Income before income taxes	15,024	6,396	43,814	(41,520)	23,714
Income tax provision (benefit)	(4,293)	1,628	7,062	—	4,397

Net income	19,317	4,768	36,752	(41,520)	19,317
Other comprehensive income (loss)	5,991	(549)	1,983	(1,434)	5,991

Comprehensive income	$25,308	$4,219	$38,735	$(42,954)	$25,308

GLATFELTER

6.30.14 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

six months ended June 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$444,101	$13	$387,055	$(13)	$831,156
Energy and related sales, net	1,525	—	—	—	1,525

Total revenues	445,626	13	387,055	(13)	832,681
Costs of products sold	409,926	13	324,540	(13)	734,466

Gross profit	35,700	—	62,515	—	98,215
Selling, general and administrative expenses	38,054	102	29,859	—	68,015
Gains on dispositions of plant, equipment and timberlands, net	(90)	—	(2)	—	(92)

Operating income (loss)	(2,264)	(102)	32,658	—	30,292
Other non-operating income (expense)
Interest expense	(9,419)	—	(2,485)	3,549	(8,355)
Interest income	260	3,416	22	(3,550)	148
Other, net	24,095	(8)	1,454	(25,119)	422

Total other non-operating income (expense)	14,936	3,408	(1,009)	(25,120)	(7,785)

Income before income taxes	12,672	3,306	31,649	(25,120)	22,507
Income tax provision (benefit)	(3,890)	1,308	8,527	—	5,945

Net income	16,562	1,998	23,122	(25,120)	16,562
Other comprehensive loss	(584)	(3,229)	(4,859)	8,088	(584)

Comprehensive income (loss)	$15,978	$(1,231)	$18,263	$(17,032)	$15,978

GLATFELTER

6.30.14 Form 10-Q

Condensed Consolidating Balance Sheet as of

June 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$9,411	$179	$18,426	$—	$28,016
Other current assets	225,862	335,537	318,541	(366,211)	513,729
Plant, equipment and timberlands, net	249,508	997	469,314	—	719,819
Other assets	1,021,078	234,602	209,890	(1,097,027)	368,543

Total assets	$1,505,859	$571,315	$1,016,171	$(1,463,238)	$1,630,107

Liabilities and Shareholders’ Equity
Current liabilities	$385,613	$5,435	$247,066	$(374,307)	$263,807
Long-term debt	250,000	—	481,686	(318,069)	413,617
Deferred income taxes	73,380	207	75,883	(9,465)	140,005
Other long-term liabilities	104,283	—	12,809	3,003	120,095

Total liabilities	813,276	5,642	817,444	(698,838)	937,524
Shareholders’ equity	692,583	565,673	198,727	(764,400)	692,583

Total liabilities and shareholders’ equity	$1,505,859	$571,315	$1,016,171	$(1,463,238)	$1,630,107

Condensed Consolidating Balance Sheet as of

December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$56,216	$501	$66,165	$—	$122,882
Other current assets	208,814	327,152	253,779	(326,045)	463,700
Plant, equipment and timberlands, net	247,243	1,054	475,043	—	723,340
Other assets	973,748	236,411	214,301	(1,055,972)	368,488

Total assets	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

Liabilities and Shareholders’ Equity
Current liabilities	$375,535	$2,855	$247,855	$(337,878)	$288,367
Long-term debt	250,000	—	513,120	(320,795)	442,325
Deferred income taxes	70,989	(283)	78,633	(8,319)	141,020
Other long-term liabilities	105,021	—	13,792	3,409	122,222

Total liabilities	801,545	2,572	853,400	(663,583)	993,934
Shareholders’ equity	684,476	562,546	155,888	(718,434)	684,476

Total liabilities and shareholders’ equity	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

GLATFELTER

6.30.14 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the six

months ended June 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(15,054)	$1,773	$(8,085)	$—	$(21,366)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(15,963)	—	(14,193)	—	(30,156)
Proceeds from disposal plant, equipment and timberlands, net	1,000	1,355	5	—	2,360
Advances of intercompany loans	—	(3,450)	—	3,450	—
Other	(100)	—	—	—	(100)

Total investing activities	(15,063)	(2,095)	(14,188)	3,450	(27,896)
Financing activities
Net repayments of indebtedness	—	—	(25,425)	—	(25,425)
Payment of dividends to shareholders	(9,164)	—	—	—	(9,164)
Repurchases of common stock	(9,158)	—	—	—	(9,158)
Borrowings of intercompany loans	3,450	—	—	(3,450)	—
Payments related to share-based compensation awards and other	(1,816)	—	—	—	(1,816)

Total financing activities	(16,688)	—	(25,425)	(3,450)	(45,563)
Effect of exchange rate on cash	—	—	(41)	—	(41)

Net decrease in cash	(46,805)	(322)	(47,739)	—	(94,866)
Cash at the beginning of period	56,216	501	66,165	—	122,882

Cash at the end of period	$9,411	$179	$18,426	$—	$28,016

GLATFELTER

6.30.14 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the six

months ended June 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$13,825	$2,187	$32,215	$—	$48,227
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(20,618)	—	(40,205)	—	(60,823)
Proceeds from disposal plant, equipment and timberlands, net	89	—	3	—	92
Repayments from intercompany loans	—	28,750	—	(28,750)	—
Advances of intercompany loans	(1,000)	(35,057)	—	36,057	—
Intecompany capital contributed	—	(91)	—	91	—
Acquisitions, net of cash acquired	—	—	(210,911)	—	(210,911)
Other	(225)	—	—	—	(225)

Total investing activities	(21,754)	(6,398)	(251,113)	7,398	(271,867)
Financing activities
Net proceeds from indebtedness	—	—	182,230	—	182,230
Payments of note offering costs	(160)	—	(259)	—	(419)
Payment of dividends to shareholders	(8,245)	—	—	—	(8,245)
Repayments of intercompany loans	(14,750)	—	(14,000)	28,750	—
Borrowings of intercompany loans	330	—	35,727	(36,057)	—
Intercompany capital received	—	—	91	(91)	—
Proceeds from stock options exercised and other	(2,332)	—	—	—	(2,332)

Total financing activities	(25,157)	—	203,789	(7,398)	171,234
Effect of exchange rate on cash	—	—	(518)	—	(518)

Net decrease in cash	(33,086)	(4,211)	(15,627)	—	(52,924)
Cash at the beginning of period	43,781	4,278	49,620	—	97,679

Cash at the end of period	$10,695	$67	$33,993	$—	$44,755

GLATFELTER

6.30.14 Form 10-Q

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

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, shipping volumes, selling prices, input costs, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

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

GLATFELTER

6.30.14 Form 10-Q

RESULTS OF OPERATIONS

Six months ended June 30, 2014 versus the six months ended June 30, 2013

Overview For the first six months of 2014, net income was $19.3 million, or $0.44 per diluted share, compared with $16.6 million, or $0.38 per diluted share, in the same period of 2013. Our results reflect benefits from our two growth businesses as they delivered a combined 18% increase in net sales. Composite Fibers, driven by the previously acquired Dresden business, and Advanced Airlaid Materials reported improved operating profit of 30% and 22%, respectively, over the prior year period. In Specialty Papers, the first half of 2014 was significantly affected by poor pulp mill performance issues in Ohio, severe weather conditions and higher costs related to annual maintenance outages which led to unfavorable results compared to the prior year. In addition, our results benefited from a lower effective tax rate due to a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. and a $2.2 million tax benefit related to the revaluation of deferred taxes.

The following table sets forth summarized results of operations:

	Six months ended June 30
In thousands, except per share	2014	2013
Net sales	$901,062	$831,156
Gross profit	96,477	98,215
Operating income	32,903	30,292
Net income	19,317	16,562
Earnings per diluted share	0.44	0.38

Effective April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) for approximately $211 million, net of cash acquired. Our reported results include Dresden prospectively from the acquisition date, including $79.6 million of net sales and $17.1 million of operating profit for the first six months of 2014. The comparable amounts for the year earlier period were $27.7 million and $5.5 million, respectively.

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

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2014
Net income	$19,317	$0.44
Timberland sales and related costs	(1,379)	(0.03)

Adjusted earnings (non-GAAP)	$17,938	$0.41

2013
Net income	$16,562	$0.38
Acquisition and integration related costs	5,730	0.13
International legal entity restructuring costs	453	0.01
Timberland sales and related costs	(282)	(0.01)

Adjusted earnings (non-GAAP)	$22,463	$0.51

GLATFELTER

6.30.14 Form 10-Q

Our growth-oriented fiber-based materials businesses reported improved results evidenced by a $10.7 million increase in operating profit. However, total operating income from all of our business units declined $8.5 million reflecting the impact of the decline in Specialty Papers results. Overall, shipping volumes increased 3.8% in the year-over-year comparison.

Composite Fibers’ operating income increased to $36.6 million from $28.1 million in the first six months of 2013 primarily due to the inclusion of Dresden. Excluding Dresden, shipping volumes declined 2.1% although the mix improved.

Advanced Airlaid Materials’ operating income increased to $12.0 million compared with $9.8 million for the first six months of 2013. The improved performance was largely driven by a 4.4% increase in shipping volumes.

Specialty Papers’ operating earnings declined $19.2 million to a loss of $4.8 million. The results were significantly affected by disruptions in pulp production, severe weather conditions through the first two months of 2014 and higher costs of the annual maintenance outages. Volumes shipped declined 1.3% in the comparison, although selling prices increased.

Business Unit Performance

Six months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$315.6	$254.4	$141.8	$132.7	$443.7	$444.1	$—	$—	$901.1	$831.2
Energy and related sales, net	—	—	—	—	6.1	1.5	—	—	6.1	1.5

Total revenue	315.6	254.4	141.8	132.7	449.8	445.6	—	—	907.1	832.7
Cost of products sold	252.9	205	125.1	118.4	429.1	403.4	3.5	7.7	810.6	734.5

Gross profit (loss)	62.7	49.4	16.7	14.3	20.7	42.3	(3.5)	(7.7)	96.5	98.2
SG&A	26.1	21.3	4.7	4.5	25.5	27.9	9.6	14.3	65.9	68.0
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.3)	(0.1)	(2.3)	(0.1)

Total operating income (loss)	36.6	28.1	12.0	9.8	(4.8)	14.4	(10.8)	(21.9)	32.9	30.3
Non-operating expense	—	—	—	—	—	—	(9.2)	(7.8)	(9.2)	(7.8)

Income (loss) before income taxes	$36.6	$28.1	$12.0	$9.8	$(4.8)	$14.4	$(20.0)	$(29.7)	$23.7	$22.5

Supplementary Data
Net tons sold (thousands)	79.4	57.6	49.7	47.6	392.9	398.0	—	—	522.1	503.2
Depreciation, depletion and amortization	$15.3	$10.6	$4.6	$4.4	$16.1	$16.6	$0.9	$0.4	$36.9	$32.0
Capital expenditures	11.4	36.2	2.9	4.0	14.8	16.8	1.1	3.8	30.2	60.8

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

GLATFELTER

6.30.14 Form 10-Q

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2014	2013	Change
Net sales	$901,062	$831,156	$69,906
Energy and related sales – net	6,052	1,525	4,527

Total revenues	907,114	832,681	74,433
Costs of products sold	810,637	734,466	76,171

Gross profit	$96,477	$98,215	$(1,738)

Gross profit as a percent of Net sales	10.7%	11.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2014	2013
Business Unit
Composite Fibers	35.0%	30.6%
Advanced Airlaid Material	15.7	16.0
Specialty Papers	49.3	53.4

Total	100.0%	100.0%

Net sales for the first six months of 2014 totaled $901.1 million, an 8.4% increase compared with the same period of 2013. Excluding the Dresden acquisition, organic growth totaled 2.2%.

Composite Fibers’ net sales totaled $315.6 million in the first half of 2014, an increase of $61.2 million compared to the first half of 2013, of which the Dresden acquisition accounted for $51.9 million. On an organic basis, shipping volumes declined 2.1% although the mix was favorable. The translation of foreign currencies benefited the comparison by $9.7 million.

Operating income for the first six months of 2014 increased $8.5 million compared to the year-ago period due to the Dresden acquisition partially offset by raw material and other cost inflation.

In Advanced Airlaid Materials, net sales increased $9.1 million, or 6.9%, primarily due to a 4.4% increase in shipping volumes. Foreign currency translation favorably impacted the year-over-year net sales comparison by $3.5 million.

Advanced Airlaid Material’s operating income for the first six months of 2014 increased $2.2 million, or 22.4%, compared with the year-ago period, primarily due to higher shipping volumes and foreign currency translation.

In the Specialty Papers business unit, net sales in the first six months of 2014 decreased by $0.4 million compared with the same period of 2013 as the benefits of higher selling prices were offset by a 1.3% decline in shipping volumes. Higher average selling prices favorably affected the comparison by $7.7 million.

Specialty Papers’ reported an operating loss of $4.8 million for the first six months of 2014 compared with operating income of $14.4 million in the same period of 2013. The decline was primarily due to $9.4 million of costs related to pulp mill performance issues at its Ohio facility resulting in higher per ton pulp production costs as well as increased use of higher cost purchased pulp. These performance issues have since been resoled. In addition, the 2014 results were adversely impacted by $6.6 million of costs related to severe weather conditions as well as $6.5 million of higher costs related to the annual maintenance outages. Energy and related sales increased $4.5 million in the year-over-year comparison as severe weather conditions early in 2014 resulted in higher selling prices for excess power.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first six months of 2014 and 2013:

	Six months ended June 30
In thousands	2014	2013	Change
Energy sales	$9,202	$3,657	$5,545
Costs to produce	(4,021)	(3,294)	(727)

Net	5,181	363	4,818
Renewable energy credits	871	1,162	(291)

Total	$6,052	$1,525	$4,527

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $10.8 million in the first six months of 2014 compared with $21.9 million in the first six months of

GLATFELTER

6.30.14 Form 10-Q

2013. Excluding the gains from sales of timberlands in the comparison, unallocated net operating expenses decreased $8.9 million primarily due to lower acquisition related costs and lower pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended June 30
In thousands	2014	2013	Change
Recorded as:
Costs of products sold	$3,306	$6,182	$(2,876)
SG&A expense	53	923	(870)

Total	$3,359	$7,105	$(3,746)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense in 2014 is expected to be approximately $6.7 million compared with $14.2 million in 2013. The decrease is primarily due to higher discount rates and the impact of amortizing deferred actuarial gains from higher returns on assets in 2013.

Income taxes For the first six months of 2014, we recorded a provision for income taxes of $4.4 million on pretax income of $23.7 million The comparable amounts in the first six months of 2013 were income tax expense of $5.9 million on $22.5 million of pretax income. The effective tax rate in the first half of 2014 reflects a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. and a $2.2 million tax benefit related to the revaluation of deferred taxes. In addition, due to the expiration of the U.S. research and development tax credit at the end of 2013, no credits were recorded in the first six months of 2014. The first six months of 2013 effective tax rate benefited from such credits by $1.9 million. In addition, the 2013 effective tax rate reflects the impact of certain non-deductible acquisition costs related to the Dresden acquisition.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first six months of 2014, Euro functional currency operations generated approximately 33.4% of our sales and 30.0% of operating expenses and British Pound Sterling operations represented 6.1% of net sales and 5.5% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

6.30.14 Form 10-Q

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2014 compared to the first six months 2013:

In thousands	Six months ended June 30, 2014
Favorable (unfavorable)
Net sales	$13,159
Costs of products sold	(9,151)
SG&A expenses	(955)
Income taxes and other	(531)

Net income	$2,522

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2014 were the same as 2013. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2014 versus the three months ended June 30, 2013

Overview For the second quarter of 2014, net income was $4.7 million, or $0.11 per diluted share, compared with $0.9 million, or $0.02 per diluted share, in the second quarter of 2013.

The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2014	2013
Net sales	$445,341	$425,967
Gross profit	41,437	40,840
Operating income	10,605	6,331
Net income	4,669	933
Earnings per diluted share	0.11	0.02

Adjusted earnings, a non-GAAP financial measure, is set forth in the following table for the second quarters of 2014 and 2013:

In thousands, except per share	After-tax Gain (loss)	Diluted EPS
2014
Net income	$4,669	$0.11
Timberland sales and related costs	(872)	(0.02)

Adjusted earnings (non-GAAP)	$3,797	$0.09

2013
Net income	$933	$0.02
Acquisition and integration related costs	3,969	0.09
International legal entity restructuring costs	193	—

Adjusted earnings (non-GAAP)	$5,095	$0.12

GLATFELTER

6.30.14 Form 10-Q

Business Unit Performance

Three months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$157.0	$142.6	$70.5	$66.4	$217.9	$217.0	$—	$—	$445.3	$426.0
Energy and related sales, net	—	—	—	—	0.8	0.4	—	—	0.8	0.4

Total revenue	157.0	142.6	70.5	66.4	218.7	217.4	—	—	446.1	426.4
Cost of products sold	126.9	114.6	62.0	58.8	214.1	207.9	1.7	4.2	404.7	385.6

Gross profit (loss)	30.1	27.9	8.5	7.6	4.6	9.5	(1.7)	(4.2)	41.4	40.8
SG&A	12.8	11.5	2.3	2.4	11.8	13.4	5.4	7.3	32.3	34.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(1.5)	—	(1.5)	—

Total operating income (loss)	17.3	16.4	6.2	5.2	(7.2)	(3.9)	(5.6)	(11.5)	10.6	6.3
Non-operating expense	—	—	—	—	—	—	(4.6)	(4.3)	(4.6)	(4.3)

Income (loss) before income taxes	$17.3	$16.4	$6.2	$5.2	$(7.2)	$(3.9)	$(10.2)	$(15.8)	$6.0	$2.0

Supplementary Data
Net tons sold (thousands)	39.4	35.0	24.6	23.7	190.7	195.7	—	—	254.8	254.4
Depreciation, depletion and amortization	$7.6	$5.9	$2.3	$2.2	$7.9	$8.3	$0.5	$0.2	$18.3	$16.7
Capital expenditures	5.4	18.8	1.4	1.9	8.6	8.2	0.3	0.6	15.7	29.4

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2014	2013	Change
Net sales	$445,341	$425,967	$19,374
Energy and related sales – net	790	424	366

Total revenues	446,131	426,391	19,740
Costs of products sold	404,694	385,551	19,143

Gross profit	$41,437	$40,840	$597

Gross profit as a percent of Net sales	9.3%	9.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2014	2013
Business Unit
Composite Fibers	35.3%	33.5%
Advanced Airlaid Material	15.8	15.6
Specialty Papers	48.9	50.9

Total	100.0%	100.0%

Net sales for the second quarter of 2014 totaled $445.3 million, a 4.5% increase compared with $426.0 million for the same period of 2013.

Composite Fibers’ net sales increased $14.4 million, or 10.1%, primarily due to the inclusion of a full quarter of Dresden’s results in 2014. Foreign currency translation favorably impacted the year-over-year net sales comparison by $6.0 million.

Composite Fibers’ second-quarter 2014 operating income increased $0.9 million to $17.3 million. Selling prices were down $3.4 million due to increased market competition for wallcover and metalized products. A full quarter of shipments from the Dresden acquisition and a positive mix shift improved operating income by $2.6 million. Improved operating efficiencies and lower input costs combined benefited earnings by $1.4 million.

Advanced Airlaid Materials’ net sales totaled $70.5 million, a $4.0 million, or 6.1%, increase compared to the second quarter of 2013. The increase was primarily due to a 4.0% increase in shipping volumes. Foreign currency translation favorably impacted the year-over-year net sales comparison by $2.0 million.

Second quarter 2014 operating income increased $0.9 million, or 17.4%, compared with the year-ago quarter, primarily due to higher shipments of hygiene products and $0.7 million from currency translation. These favorable factors were partially offset by cost inflation and higher freight costs to meet North American customer demand from our European facility.

GLATFELTER

6.30.14 Form 10-Q

In the Specialty Papers business unit, net sales increased $0.9 million, or 0.4 percent primarily due to a $6.0 million benefit from higher average selling prices offset by lower shipping volumes.

For the second quarter of 2014, Specialty Papers’ operating loss increased to $7.2 million compared with a loss of $3.9 million in the second quarter of 2013. We completed annually scheduled maintenance outages at our Chillicothe, OH and Spring Grove, PA facilities which adversely impacted results by $27.6 million and $21.7 million in the second quarters of 2014 and 2013, respectively, reflecting a $5.9 million increase for a broader scope of work. In addition, higher prices for raw materials and energy negatively impacted operating results by $1.7 million.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the second quarters of 2014 and 2013:

	Three months ended June 30
In thousands	2014	2013	Change
Energy sales	$1,880	$2,082	$(202)
Costs to produce	(1,428)	(1,900)	472

Net	452	182	270
Renewable energy credits	338	242	96

Total	$790	$424	$366

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $5.6 million in the second quarter of 2014 compared with $11.5 million in the second quarter of 2013. Excluding the impact of sales of timberlands in the comparison, unallocated net operating expenses decreased $4.4 million primarily due to lower acquisition related costs and pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended June 30
In thousands	2014	2013	Change
Recorded as:
Costs of products sold	$1,687	$2,932	$(1,245)
SG&A expense	130	282	(152)

Total	$1,817	$3,214	$(1,397)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense in 2014 is expected to be approximately $6.7 million compared with $14.2 million in 2013. The decrease is primarily due to higher discount rates and the impact of amortizing deferred actuarial gains from higher returns on assets in 2013.

GLATFELTER

6.30.14 Form 10-Q

Income taxes For the second quarter of 2014, we recorded a provision for income taxes of $1.3 million on pretax income of $6.0 million The comparable amounts in the second quarter of 2013 were income tax expense of $1.1 million on $2.0 million of pretax income. The effective tax rate in the second quarter of 2014 reflects a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. In the second quarter of 2013, the effective tax rate reflects the impact of non-deductible acquisition related costs.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the second quarter of 2014, Euro functional currency operations generated approximately 32.9% of our sales and 29.8% of operating expenses and British Pound Sterling operations represented 6.4% of net sales and 5.7% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2014 compared to the second quarter of 2013:

In thousands	Three months ended June 30, 2014
Favorable (unfavorable)
Net sales	$8,003
Costs of products sold	(5,705)
SG&A expenses	(619)
Income taxes and other	(473)

Net income	$1,206

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

	Six months ended June 30
In thousands	2014	2013
Cash and cash equivalents at beginning of period	$122,882	$97,679
Cash provided (used) by
Operating activities	(21,366)	48,227
Investing activities	(27,896)	(271,867)
Financing activities	(45,563)	171,234
Effect of exchange rate changes on cash	(41)	(518)

Net cash used	(94,866)	(52,924)

Cash and cash equivalents at end of period	$28,016	$44,755

At June 30, 2014, we had $28.0 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries are deemed to be permanently reinvested, all of the cash and cash equivalents is available for use domestically. In addition to our cash and cash equivalents, $182.3 million is available under our revolving credit agreement, which matures in November 2016.

Cash flow used by operating activities in the first six months of 2014 totaled $21.4 million compared with $48.2 million provided from operations in the same period a year ago. The year-over-year comparison primarily reflects an increase in working capital usage, primarily related to an increase in inventory and reduction of accounts payable, higher tax payments and payment of customer incentives earned at Dresden.

Net cash used by investing activities declined by $244.0 million in the comparison of the first six months of 2014 to the first six months of 2013. Excluding $210.9 million of cash used in 2013 to acquire Dresden, cash used for investing activities declined in the comparison by $33.1 million primarily due to lower capital expenditures. Through the first six months of 2014, capital expenditures totaled $30.2 million compared with $60.8 million in the same period of 2013. The prior year amount included $25.6 million related to the Composite Fibers capacity expansion project. Capital expenditures for all of 2014 are expected to be approximately $80 million to $90 million compared to $103.0 million for the year ended December 31, 2013.

GLATFELTER

6.30.14 Form 10-Q

Net cash used by financing activities totaled $45.6 million in the first six months of 2014 reflecting cash used to reduce revolving credit facility borrowings, common stock repurchases and dividends. In the same period of 2013, $171.2 million of cash was provided by financing activities primarily reflecting borrowings to fund the Dresden acquisition partially offset by dividends paid on common stock.

The following table sets forth our outstanding long-term indebtedness:

In thousands	June 30 2014	December 31 2013
Revolving credit facility, due Nov. 2016	$107,153	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.05% Term Loan, due Mar. 2023	58,285	58,785

Total long-term debt	415,438	442,325
Less current portion	(1,821)	—

Long-term debt, net of current portion	$413,617	$442,325

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of June 30, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.44x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2014, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1—Financial Statements – Note 11.

Cash used for financing activities includes cash used for common stock dividends and to repurchase stock. In 2014, our Board of Directors authorized a 10% increase in our quarterly cash dividend. In the first six months of 2014, we used $9.2 million of cash for dividends on our common stock compared with $8.2 million in the first six months of 2013. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

Cash used for common share repurchases totaled $9.2 million in the first six months of 2014. On May 1, 2014, the Company announced that its Board of Directors approved a $25 million increase to the share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, the Company may repurchase up to $50 million of its outstanding common stock. The following table summarizes share repurchases made under this program through June 30, 2014:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	651,419	(14,006)

Remaining authorization		$35,994

The total repurchases set forth above includes 360,299 shares at a cost of $9.5 million completed in the first half of 2014. No shares were repurchased in the first half of 2013.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. Recently issued rules will require process modifications and/or installation of air pollution controls on power boilers at two of our facilities. The cost of compliance is likely to be significant. Our current estimate to implement viable options could result in capital spending of between $70 million to $95 million depending on the solutions available to comply with the regulations. However, the amount of capital spending ultimately incurred may differ, and the difference could be material. In addition, the timing of such capital spending is uncertain, although we currently expect to incur the majority of expenditures generally between the second half of 2014 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

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

GLATFELTER

6.30.14 Form 10-Q

Off-Balance-Sheet Arrangements As of June 30, 2014 and December 31, 2013, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook In the third quarter of 2014, Composite Fibers’ shipping volumes are expected to be slightly higher than the second quarter of 2014. Selling prices and raw material and energy costs are expected to be in line with the second quarter of 2014.

Shipping volumes for Advanced Airlaid Materials in the third quarter of 2014 are expected to be slightly higher than the second quarter of 2014. Average raw material prices are expected to be slightly higher than the second quarter of 2014 resulting in higher selling prices consistent with our pass- through arrangements.

For Specialty Papers, shipping volumes in the third quarter of 2014 are expected to be approximately 5% higher than the second quarter of 2014 reflecting normal seasonal patterns. Overall selling prices are expected to be slightly higher in the third quarter as previously announced price increases are implemented. Input costs are expected to be in-line with the second quarter of 2014.

GLATFELTER

6.30.14 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2014
Dollars in thousands	2014	2015	2016	2017	2018	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$264,244
At fixed interest rates – Term Loan	58,285	57,193	51,000	43,714	36,428	58,285	58,224
At variable interest rates	107,153	107,153	95,410	—	—	107,153	107,153

						$415,438	$429,621

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loan	2.05%	2.05%	2.05%	2.05%	2.05%
On variable rate debt	1.83%	1.83%	1.83%	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2014. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2014, we had $415.4 million of long-term debt, of which 25.8% is at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At June 30, 2014, the interest rate paid was approximately 1.83%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.1 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first six months of 2014, Euro functional currency operations generated approximately 33.4% of our sales and 30.0% of operating expenses and British Pound Sterling operations represented 6.1% of net sales and 5.5% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

6.30.14 Form 10-Q

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

August 4, 2014

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

6.30.14 Form 10-Q

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

GLATFELTER

6.30.14 Form 10-Q