Form 10-Q
period 2014-09-30
GLATFELTER P H CO
filed 2014-11-04
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company).	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes  ☐    No  ☑.

Common Stock outstanding on October 31, 2014 totaled 42,942,534 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

September 30, 2014

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2014	2013	2014	2013

Net sales	$465,092	$456,648	$1,366,154	$1,287,804
Energy and related sales, net	860	1,196	6,912	2,721

Total revenues	465,952	457,844	1,373,066	1,290,525
Costs of products sold	385,439	391,805	1,196,076	1,126,271

Gross profit	80,513	66,039	176,990	164,254
Selling, general and administrative expenses	37,886	34,480	103,751	102,495
Gains on dispositions of plant, equipment and timberlands, net	(1,590)	(282)	(3,881)	(374)

Operating income	44,217	31,841	77,120	62,133
Non-operating income (expense)
Interest expense	(4,671)	(4,788)	(14,245)	(13,143)
Interest income	30	92	143	240
Other, net	(167)	(34)	105	388

Total non-operating expense	(4,808)	(4,730)	(13,997)	(12,515)

Income before income taxes	39,409	27,111	63,123	49,618
Income tax provision (benefit)	9,037	(7,008)	13,434	(1,063)

Net income	$30,372	$34,119	$49,689	$50,681

Earnings per share
Basic	$0.71	$0.79	$1.15	$1.18
Diluted	0.69	0.77	1.13	1.15

Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.30

Weighted average shares outstanding
Basic	43,049	43,251	43,233	43,118
Diluted	43,841	44,328	44,111	44,213

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2014	2013	2014	2013

Net income	$30,372	$34,119	$49,689	$50,681

Foreign currency translation adjustments	(33,450)	14,263	(33,255)	6,033
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(593), $62, $(974) and $28, respectively	1,475	(154)	2,476	(108)
Unrecognized retirement obligations, net of taxes of $(1,463), $(2,293), $(4,391) and $(6,869), respectively	2,398	3,794	7,193	11,394

Other comprehensive income (loss)	(29,577)	17,903	(23,586)	17,319

Comprehensive income	$795	$52,022	$26,103	$68,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2014	2013

Assets
Cash and cash equivalents	$53,655	$122,882
Accounts receivable, net	195,316	167,830
Inventories	248,055	236,310
Prepaid expenses and other current assets	56,657	59,560

Total current assets	553,683	586,582

Plant, equipment and timberlands, net	691,640	723,340
Goodwill	87,772	95,948
Intangible assets	80,533	96,081

Other assets	183,116	176,459

Total assets	$1,596,744	$1,678,410

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$3,810	$—
Accounts payable	128,568	161,242
Dividends payable	4,761	4,363
Environmental liabilities	125	125
Other current liabilities	114,676	122,637

Total current liabilities	251,940	288,367

Long-term debt	406,360	442,325

Deferred income taxes	130,677	141,020

Other long-term liabilities	119,587	122,222

Total liabilities	908,564	993,934

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	54,085	53,940
Retained earnings	904,733	869,329
Accumulated other comprehensive loss	(98,943)	(75,357)

	860,419	848,456
Less cost of common stock in treasury	(172,239)	(163,980)

Total shareholders’ equity	688,180	684,476

Total liabilities and shareholders’ equity	$1,596,744	$1,678,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.14 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2014	2013
Operating activities
Net income	$49,689	$50,681
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	53,547	50,028
Amortization of debt issue costs and original issue discount	985	977
Pension expense, net of unfunded benefits paid	4,575	9,646
Charge for impairment of intangible asset	3,262	—
Deferred income tax benefit	(4,434)	(10,876)
Gains on dispositions of plant, equipment and timberlands, net	(3,881)	(374)
Share-based compensation	5,811	5,523
Change in operating assets and liabilities
Accounts receivable	(35,528)	(23,496)
Inventories	(19,982)	7,225
Prepaid and other current assets	(2,367)	4,659
Accounts payable	(25,576)	5,065
Accruals and other current liabilities	(6,214)	2,218
Other	1,493	(5,583)

Net cash provided by operating activities	21,380	95,693

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(47,036)	(86,089)
Proceeds from disposals of plant, equipment and timberlands, net	4,051	379
Acquisition, net of cash acquired	—	(210,911)
Other	(600)	(325)

Net cash used by investing activities	(43,585)	(296,946)

Financing activities
Net borrowings under (repayments of) revolving credit facility	(30,720)	126,139
Payments of borrowing costs	—	(419)
Proceeds from term loans	12,592	56,091
Repurchases of common stock	(12,180)	—
Payments of dividends	(13,935)	(12,603)
Payments related to share-based compensation awards and other	(1,764)	(2,332)

Net cash (used) provided by financing activities	(46,007)	166,876

Effect of exchange rate changes on cash	(1,015)	333

Net decrease in cash and cash equivalents	(69,227)	(34,044)
Cash and cash equivalents at the beginning of period	122,882	97,679

Cash and cash equivalents at the end of period	$53,655	$63,635

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$9,959	$9,388
Income taxes, net	19,928	10,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.14 Form 10-Q

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

9.30.14 Form 10-Q

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

In connection with the Dresden acquisition we recorded $74.9 million of goodwill and $87.6 million of intangible assets. The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, none of the goodwill is deductible. Intangible assets consisted of $9.8 million of non-amortizing tradename, and the remainder consists of technology and customer relationships.

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue of Dresden included in our consolidated results of operations for the third quarter and first nine months of 2014 totaled $38.8 million and $118.4 million, respectively, and operating income for the same periods of 2014 totaled $6.5 million and $23.6 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2013:

This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

In thousands, except per share	Nine months ended September 30, 2013
Pro forma
Net sales	$1,344,623
Net income	63,709
Diluted earnings per share	1.44

GLATFELTER

9.30.14 Form 10-Q

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first nine months of 2014 and 2013, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2014
Timberlands	2,030	$4,041	$3,876
Other	n/a	10	5

Total		$4,051	$3,881

2013
Timberlands	172	$287	$282
Other	n/a	92	92

Total		$379	$374

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended September 30
In thousands, except per share	2014	2013
Net income	$30,372	$34,119

Weighted average common shares outstanding used in basic EPS	43,049	43,251
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	792	1,077

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,841	44,328

Earnings per share
Basic	$0.71	$0.79
Diluted	0.69	0.77

	Nine months ended September 30
In thousands, except per share	2014	2013
Net income	$49,689	$50,681

Weighted average common shares outstanding used in basic EPS	43,233	43,118
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	878	1,095

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,111	44,213

Earnings per share
Basic	$1.15	$1.18
Diluted	1.13	1.15

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	September 30
	2014	2013
Three months ended	282	—
Nine months ended	282	—

GLATFELTER

9.30.14 Form 10-Q

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2014 and 2013.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at July 1, 2014	$15,336	$60	$(84,822)	$60	$(69,366)
Other comprehensive income before reclassifications (net of tax)	(33,450)	1,379	—	—	(32,071)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	96	2,363	35	2,494

Net current period other comprehensive income (loss)	(33,450)	1,475	2,363	35	(29,577)

Balance at September 30, 2014	$(18,114)	$1,535	$(82,459)	$95	$(98,943)

Balance at July 1, 2013	$(7,914)	$(379)	$(152,056)	$(4,201)	$(164,550)
Other comprehensive income before reclassifications (net of tax)	14,263	(434)	—	—	13,829
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	280	3,746	48	4,074

Net current period other comprehensive income (loss)	14,263	(154)	3,746	48	17,903

Balance at September 30, 2013	$6,349	$(533)	$(148,310)	$(4,153)	$(146,647)

Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	(33,255)	1,594	—	—	(31,661)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	882	7,088	105	8,075

Net current period other comprehensive income (loss)	(33,255)	2,476	7,088	105	(23,586)

Balance at September 30, 2014	$(18,114)	$1,535	$(82,459)	$95	$(98,943)

Balance at January 1, 2013	$316	$(425)	$(159,560)	$(4,297)	$(163,966)
Other comprehensive income before reclassifications (net of tax)	6,033	(575)	—	—	5,458
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	467	11,250	144	11,861

Net current period other comprehensive income (loss)	6,033	(108)	11,250	144	17,319

Balance at September 30, 2013	$6,349	$(533)	$(148,310)	$(4,153)	$(146,647)

GLATFELTER

9.30.14 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2014	2013	2014	2013
Description					Line Item in Statements of Income
Cash flow hedges (Note 14)

(Gains) losses on cash flow hedges	$137	$384	$1,227	$641	Costs of products sold
Tax (benefit) expense	(41)	(104)	(345)	(174)	Income tax provision

Net of tax	96	280	882	467
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	621	572	1,864	1,838	Costs of products sold
	206	201	618	483	Selling, general and administrative
Actuarial losses	2,215	3,792	6,644	12,203	Costs of products sold
	762	1,445	2,287	3,508	Selling, general and administrative

	3,804	6,010	11,413	18,032
	(1,441)	(2,264)	(4,325)	(6,782)	Income tax provision

Net of tax	2,363	3,746	7,088	11,250
Amortization of deferred benefit other plan items
Prior service costs	(59)	(100)	(178)	(301)	Costs of products sold
	(13)	(25)	(38)	(74)	Selling, general and administrative
Actuarial losses	106	155	319	465	Costs of products sold
	23	47	68	141	Selling, general and administrative

	57	77	171	231
	(22)	(29)	(66)	(87)	Income tax provision

Net of tax	35	48	105	144

Total reclassifications, net of tax	$2,494	$4,074	$8,075	$11,861

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of September 30, 2014 and December 31, 2013, we had $13.7 million and $14.9 million of gross unrecognized tax benefits. As of September 30, 2014, if such benefits were to be recognized, approximately $13.7 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

	Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2013	2011 - 2012
State	2009 - 2013	2011 - 2012
Canada (1)	2010 - 2013	2009
Germany (1)	2012 - 2013	2007 - 2011
France	2010, 2013	2011 - 2012
United Kingdom	2010 - 2013	N/A
Philippines	2012 - 2013	2011

(1)	– includes provincial or similar local jurisdictions, as applicable

GLATFELTER

9.30.14 Form 10-Q

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $3.5 million. Substantially all of this range relates to tax positions taken in the U.S. and Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Nine months ended September 30
In millions	2014	2013
Interest expense	$0.1	$(0.1)
Penalties	—	—

	September 30 2014	December 31 2013
Accrued interest payable	$0.7	$0.6

8.	STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2014	2013

Balance at January 1,	1,001,814	847,679
Granted	173,206	210,856
Forfeited	(45,355)	(40,991)
Shares delivered	(239,394)	(113,230)

Balance at September 30,	890,271	904,314

The amount granted in 2014 and 2013 includes PSAs of 95,691 and 181,670, respectively, exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	September 30
In thousands	2014	2013

Three months ended	$854	$892
Nine months ended	1,874	2,216

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

GLATFELTER

9.30.14 Form 10-Q

The following table sets forth information related to outstanding SOSARS.

	2014		2013
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,977,133	$13.91	2,121,454	$12.93
Granted	281,881	29.22	361,923	18.36
Exercised	(26,245)	15.67	(435,562)	12.63
Canceled / forfeited	(29,842)	19.36	(73,901)	16.25

Outstanding at September 30,	2,202,927	$15.77	1,973,914	$13.87

SOSAR Grants
Weighted average grant date fair value per share	$9.81		$5.64
Aggregate grant date fair value (in thousands)	$2,764		$2,042
Black-Scholes assumptions
Dividend yield	1.48%		2.18%
Risk free rate of return	1.74%		0.99%
Volatility	37.59%		39.62%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2014	2013

Three months ended	$577	$398
Nine months ended	1,585	1,198
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended September 30
In thousands	2014	2013
Pension Benefits
Service cost	$2,602	$2,897
Interest cost	6,216	5,504
Expected return on plan assets	(10,969)	(10,857)
Amortization of prior service cost	827	773
Amortization of unrecognized loss	2,977	5,237

Net periodic benefit cost	$1,653	$3,554

Other Benefits
Service cost	$614	$789
Interest cost	597	545
Amortization of prior service cost	(72)	(125)
Amortization of unrecognized loss	129	202

Net periodic benefit cost	$1,268	$1,411

	Nine months ended September 30
In thousands	2014	2013
Pension Benefits
Service cost	$7,810	$8,693
Interest cost	18,696	16,504
Expected return on plan assets	(32,907)	(32,570)
Amortization of prior service cost	2,482	2,321
Amortization of unrecognized loss	8,931	15,711

Net periodic benefit cost	$5,012	$10,659

Other Benefits
Service cost	$1,844	$2,367
Interest cost	1,793	1,635
Amortization of prior service cost	(216)	(375)
Amortization of unrecognized loss	387	606

Net periodic benefit cost	$3,808	$4,233

GLATFELTER

9.30.14 Form 10-Q

10.	ASSET IMPAIRMENT CHARGE

During the third quarter of 2014, in connection with our annual test of potential impairment of indefinite lived intangible assets, we recorded a $3.3 million non-cash asset impairment charge related to a trade name intangible asset acquired in connection with the 2013 Dresden acquisition. The charge was due to a change in the estimated fair value of the trade name, primarily driven by a substantial increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political instability. The charge is recorded in the accompanying condensed consolidated statements of income under the caption “selling, general and administrative expenses.”

11.	INVENTORIES

Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2014	2013
Raw materials	$59,410	$59,440
In-process and finished	118,620	109,578
Supplies	70,025	67,292

Total	$248,055	$236,310

12.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2014	2013
Revolving credit facility, due Nov. 2016	$93,810	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	12,592	—
2.05% Term Loan, due Mar. 2023	53,768	58,785

Total long-term debt	410,170	442,325
Less current portion	(3,810)	—

Long-term debt, net of current portion	$406,360	$442,325

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); ii) a consolidated EBITDA to interest expense ratio; and iii) beginning December 31, 2015, a minimum liquidity ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of September 30, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.3x, within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

GLATFELTER

9.30.14 Form 10-Q

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of September 30, 2014, we met all of the requirements of our debt covenants.

Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into two separate agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”). Pursuant to the first agreement, dated April 11, 2013, Gernsbach borrowed approximately €42.7 million (or $57.6 million) aggregate principal amount (the “2013 IKB Loan”). The 2013 IKB Loan is repayable in 32 quarterly installments beginning on June 30, 2015 and ending on March 31, 2023 and bears interest at a rate of 2.05% per annum.

Pursuant to the second agreement with IKB dated September 4, 2014, Gernsbach borrowed €10.0 million (or $12.6 million) aggregate principal amount (the “2014 IKB Loan”). The 2014 IKB Loan is repayable in 27 quarterly installments beginning on September 30, 2015 and ending on June 30, 2022 and bears interest at a rate of 2.40% per annum. Interest on the IKB Loan or portion thereof is payable quarterly in each year of the term of the loan with interest accruing from the date the loan or portion thereof is drawn.

The IKB loans provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IBK loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, will be calculated by reference to our Amended and Restated Credit Agreement, dated November 21, 2011.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries, including each of the IKB loans. All such obligations are recorded in these condensed consolidated financial statements.

As of September 30, 2014 and December 31, 2013, we had $5.2 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

13.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons is expected to be completed in 2016 and will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first nine months of 2014 and 2013:

In thousands	2014	2013
Balance at January 1,	$5,032	$8,882
Accretion	115	234
Payments	(767)	(2,719)
Gain	(128)	(1,255)

Balance at September 30,	$4,252	$5,142

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

	September 30	December 31
In thousands	2014	2013
Other current liabilities	$2,905	$915
Other long-term liabilities	1,347	4,117

Total	$4,252	$5,032

GLATFELTER

9.30.14 Form 10-Q

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2014		December 31, 2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Fixed-rate bonds	$250,000	$257,033	$250,000	$254,533
2.40% Term loan	$12,592	$12,910	—	—
2.05% Term loan	53,768	54,025	58,785	57,952
Variable rate debt	93,810	93,810	133,540	133,540

Total	$410,170	$417,778	$442,325	$446,025

As of September 30, 2014, and December 31, 2013, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 15.

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

Derivatives Designated as Hedging Instruments—Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs expected to be incurred over a maximum of twelve months. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30 2014	December 31 2013
Derivative	Buy Notional
Sell / Buy
Euro / U.S. dollar	22,631	27,105
U.S. dollar / Canadian dollar	8,124	13,077
Euro / Philippine peso	439,675	—
British Pound / Philippine peso	243,310	—
Euro / British Pound	3,358	—

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30 2014	December 31 2013
Derivative	Sell (Buy) Notional
Sell / Buy
U.S. dollar / British Pound	11,000	6,000
Euro / British Pound	(9,000)	(8,000)
Euro / British Pound	2,000	5,000
Canadian dollar / U.S. dollar	2,000	2,000
U.S. dollar / Euro	—	2,000
Euro / U.S. dollar	—	9,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER

9.30.14 Form 10-Q

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30 2014	December 31 2013	September 30 2014	December 31 2013
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$2,106	$—	$166	$1,163
Not designated as hedging:
Forward foreign currency exchange contracts	$10	$36	$73	$46

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2014	2013	2014	2013
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(137)	$(384)	$(1,227)	$(641)
Ineffective portion – other – net	81	49	181	74
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$595	$(348)	$1,792	$(794)

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

GLATFELTER

9.30.14 Form 10-Q

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2014	2013
Balance at January 1,	$(1,296)	$(599)
Deferred (losses) gains on cash flow hedges	2,223	(778)
Reclassified to earnings	1,227	641

Balance at September 30,	$2,154	$(736)

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

16.	SHARE REPURCHASES

The following table summarizes share repurchases made pursuant to a $50 million share repurchase program which expires in May 2016:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	755,310	(16,627)

Remaining authorization		$33,373

The amounts set forth above include 464,190 shares at a cost of $12.2 million of repurchases completed in 2014.

17.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Fox River – Neenah, Wisconsin

Background. We have significant uncertainties associated with environmental claims arising out of the presence of polychlorinated biphenyls (“PCBs”) in sediments in the lower Fox River, on which our former Neenah facility was located, and in the Bay of Green Bay Wisconsin (collectively, the “Site”). Since the early 1990s, the United States, the State of Wisconsin and two Indian tribes (collectively, the “Governments”) have pursued a cleanup of a 39-mile stretch of river from Little Lake Butte des Morts into Green Bay and natural resource damages (“NRDs”).

After giving effect to settlements reached with the Governments, the remaining potentially responsible parties (“PRPs”) consist of us, Georgia-Pacific Consumer Products, L.P. (formerly known as Fort James Operating Company), and NCR Corporation (“NCR”).

The United States Environmental Protection Agency (“EPA”) has divided the Site into five “operable units”, including the most upstream and portion of the site on which our facility was located (“OU1”) and four downstream reaches of the river and bay (“OU2-5”).

The Site has been subject to certain studies and the parties conducted certain demonstration projects and completed certain interim cleanups. The permanent cleanup, known as a “remedial action” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), consists of sediment dredging, installation of engineered caps, and placement of sand covers in various areas in the bed of the river.

We and WTM I Company implemented the remedial action in OU1 under a consent decree with the Governments; Menasha Corporation made a financial contribution to that work. That project began in 2004 and the work is complete other than on-going monitoring and maintenance.

For the downstream portion of the Site, referred to as OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The remedial actions have been funded, to date, primarily by NCR and its indemnitors, including Appvion, Inc. (formerly known as Appleton Papers Inc.). Work is scheduled to continue in OU2-5 through 2017, with monitoring and maintenance to follow.

Although we have not contributed funds towards remedial actions other than in OU1, as more fully discussed below, significant uncertainties exist pertaining to the ultimate allocation of OU2-5 remediation costs as well as the shorter term funding of the remedial actions for OU2-5.

Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. On October 14, 2014, the Governments represented to the United States District Court in Green Bay that $1.1 billion provided an “upper end estimate of total past and future response costs” including a $100 million “uncertainty premium for future response costs.” Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion. Much of that amount has already been incurred, including approximately $100 million for OU1 and what we believe to be approximately $500 million for OU2-5.

GLATFELTER

9.30.14 Form 10-Q

The Governments previously indicated their expectation to have work in OU2-5 completed at a rate estimated to cost at least $70 million in 2015 and 2016 and at lower rates thereafter. We understand the cost for the 2015 dredging season may total nearly $90 million.

As the result of a partial settlement, Georgia-Pacific has no obligation to pay for work upstream of a line near Georgia-Pacific’s Green Bay West Mill located in OU4. We believe substantially all in-water work upstream of this line has been completed as of the end of the 2014 dredging season.

NRDs. The Governments’ NRD assessment documents originally claimed we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. The Governments claimed this range should be inflated to current dollars and then certain unreimbursed past assessment costs should be added, so the range of their claim was $287 million to $423 million in 2009.

However, on October 14, 2014, the Governments represented to the district court that if certain settlements providing $45.9 million toward compensation of NRDs were approved the total NRD recovery would amount to $105 million. The Governments would consider those recoveries adequate and they would withdraw their claims against us and NCR for additional compensation of NRDs. Some of the settling parties, including all of the settling parties contributing the $45.9 million, have waived their rights to seek contribution from us of the settlement amounts. We previously paid a portion of the other $59 million in earlier settlements.

Allocation Litigation. In January 2008, NCR and Appvion brought an action in the federal district court in Green Bay to allocate among all of the parties responsible for this Site all of the costs incurred by the Governments, all of the costs incurred by the parties, and all of the NRDs owed to the Natural Resource Trustees. We have previously referred to this case as the “Whiting Litigation.” After several summary judgment rulings and a trial, the trial court entered judgment in the Whiting Litigation, allocating to NCR 100 percent of the costs (a) of the OU2-5 cleanup, (b) NRDs, (c) past and future costs incurred by the Governments in OU2-5, and (d) past and future costs incurred by any of the other parties net of an appropriate equitable adjustment for insurance recoveries. As to Glatfelter, NCR was judged liable to us for $4.28 million and any future costs or damages we may incur. NCR was held not responsible for costs incurred in OU1.

All parties appealed the Whiting Litigation judgment to the United States Court of Appeals for the Seventh Circuit. On September 25, 2014, that court affirmed, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1, which is upstream of the outfall of the facilities for which NCR is responsible. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation. We contend the district court should, after further consideration, reinstate the 100%, or some similar very high, allocation to NCR of all the costs, and we should bear no share or a very small share.

However, in the interim NCR may take a contrary position and seek contributions from others for future work until all allocation issues are resolved. In order to ensure compliance with the UAO and to ensure work continues in OU2-5, in the absence of an agreement amongst us, NCR and Georgia-Pacific, it is possible the Governments may attempt to force the funding while a final allocation in the Whiting Litigation is pursued. We cannot predict the outcome of any such actions or any possible resulting litigation. Therefore, in the interim it is conceivable we may be required to contribute resources to fund a portion of the annual cost of remedial actions in OU2-5. Although we are unable to determine with any degree of certainty the amount we may fund, such amounts could be significant. Any amounts we pay or any other party pays in the interim are likely to be subject to reallocation when the Whiting Litigation is resolved. We do not know the timing of further proceedings in the Whiting Litigation, nor can we predict when it will be finally resolved.

Appvion and NCR have had a cost-sharing agreement since at least 1998. The court of appeals held if Appvion incurred any recoverable costs because the Governments had named Appvion as a potentially responsible party rather than as a consequence of Appvion’s obligations to NCR, then Appvion may have a right to recover those costs under CERCLA. We contend Appvion has no such costs, and if it did, we would have a right to contribution of any recovery against NCR and others.

Enforcement Litigation. In October 2010, the United States and the State of Wisconsin brought an action (“Government Action”) in the federal district court in Green Bay against us and 13 other defendants seeking (a) to recover all of their unreimbursed past costs, (b) a declaration of joint and several liability for all of their future costs, (c) NRDs, and (d) a declaration of liability of all of the respondents on the UAO to perform the remedy

GLATFELTER

9.30.14 Form 10-Q

in OU2-5 as required by the UAO and a mandatory permanent injunction to the same effect. The last of these claims was tried in 2012, and in May 2013, the district court enjoined us, NCR, WTM I, and Menasha Corp. to perform the work under the UAO. As the result of partial settlements, U.S. Paper Mills Corp. and Georgia-Pacific Consumer Products L.P. agreed to joint and several liability for some of the work. Appvion was held not liable for this Site under CERCLA.

All other potentially responsible parties, including the United States and the State of Wisconsin, have either settled with the Governments or entered into a consent decree that awaits approval from the United States and then the district court. As a result, the remaining defendants consist of us, NCR, and Georgia-Pacific.

We appealed the injunction to the United States Court of Appeals for the Seventh Circuit, as did NCR, WTM I, and Menasha. On September 25, 2014, the court of appeals decided our and NCR’s appeals; the others’ appeals were not decided because they have entered into a settlement that awaits approval. The court of appeals vacated the injunction as to us and NCR. However, it affirmed the district court’s ruling that we are liable for response actions in OU2-5 and for complying with the UAO.

Except as described above with respect to the claim for NRDs, we do not know the Governments’ intentions concerning further litigation of the Government Action, nor do we know the schedule for any further proceedings. We cannot now predict when it will be resolved.

Reserves for the Site. As of September 30, 2014, our reserve for the Site totaled $16.3 million, including our remediation and ongoing monitoring obligations in OU1, our share of remediation of the rest of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site. Of our total reserve for the Fox River, $0.1 million is recorded in the accompanying condensed consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.” In the event we are required to fund remediation activities in OU2-5, such developments would affect the classification of the current portion of our reserve.

As described above, the appellate court vacated and remanded for reconsideration the district court’s ruling in the Whiting Litigation that NCR would bear 100% of costs for the downstream portion of the Site. We continue to believe we will not be allocated a significant share of liability in any final equitable allocation of the response costs for OU2-5 or for NRDs. The accompanying condensed consolidated financial statements do not include reserves for any future defense costs, which could be significant, related to our involvement at the Site.

In setting our reserve for the Site, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation and the original determination in the Whiting Litigation that NCR owes us “full contribution” for response costs and for NRDs that we may become obligated to pay except in OU1. We assume we will not bear the entire cost of remediation or damages to the exclusion of other known parties at the Site, who are also jointly and severally liable. The existence and ability of other parties to participate has also been taken into account in setting our reserve, and setting our reserve is generally based on our evaluation of recent publicly available financial information on certain of the responsible parties and any known insurance, indemnity or cost sharing agreements between responsible parties and third parties. In addition, we have considered the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves, including, but not limited to, our potential share of the costs and NRDs, if any, associated with the Site.

Other Information. The Governments have published studies estimating the amount of PCBs discharged by each identified potentially responsible party to the lower Fox River and Green Bay. These reports estimate our Neenah mill’s share of the mass of PCBs discharged to be as high as 27 percent. The district court has found the discharge mass estimates used in these studies not to be accurate. We believe the Neenah mill’s absolute and relative contribution of PCB mass is significantly lower than the estimates set forth in these studies. The trial court in the Government Action has found that the Neenah mill discharged an unknown amount of PCBs.

Based upon the rulings in the Whiting Litigation and the Government Action, neither of which endorsed an equitable allocation in proportion to the mass of PCBs discharged, we continue to believe an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend other factors, such as a party’s role in causing costs, the location of discharge, and the location of contamination must be considered in order for the allocation to be equitable.

GLATFELTER

9.30.14 Form 10-Q

Range of Reasonably Possible Outcomes. Our analysis of the range of reasonably possible outcomes is derived from all available information, including but not limited to decisions of the courts, official documents such as records of decision, discussions with the United States and other parties, as well as legal counsel and engineering consultants. Based on our analysis of the current records of decision and cost estimates for work to be performed at the Site, and substantially dependent on the resolution of the allocation arguments discussed above, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued for the Fox River matter by amounts ranging from insignificant to $185 million.

We expect remediation costs to be incurred primarily over the next two to three years, although we are unable to determine with any degree of certainty whether we will be required to share in the funding of the downstream remediation. We believe the likelihood of an outcome in the upper end of the monetary range is significantly less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote.

However, we cannot predict the outcome of any actions related to interim funding. To the extent we are required to provide any such interim funding, we contend that NCR or another party would be required to reimburse us once the final allocation is determined.

Summary. Our current assessment is we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance our reserves will be adequate to provide for future obligations related to this matter, or our share of costs and/or damages will not exceed our available resources, or those obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. Should a court grant the United States or the State of Wisconsin relief requiring us individually either to perform directly or to contribute significant amounts towards remedial action downstream of Little Lake Butte des Morts those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

GLATFELTER

9.30.14 Form 10-Q

18.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$154.5	$161.5	$74.4	$69.5	$236.2	$225.7	$—	$—	$465.1	$456.6
Energy and related sales, net	—	—	—	—	0.9	1.2	—	—	0.9	1.2

Total revenue	154.5	161.5	74.4	69.5	237.1	226.9	—	—	466.0	457.8
Cost of products sold	123.7	129.5	64.7	63.7	195.2	196.4	1.8	2.3	385.4	391.8

Gross profit (loss)	30.8	31.9	9.7	5.8	41.9	30.5	(1.8)	(2.3)	80.5	66.0
SG&A	12.6	13.0	2.2	1.9	14.1	12.5	9.0	7.1	37.9	34.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(1.6)	(0.3)	(1.6)	(0.3)

Total operating income (loss)	18.1	18.9	7.5	3.9	27.8	18.1	(9.2)	(9.1)	44.2	31.8
Non-operating expense	—	—	—	—	—	—	(4.8)	(4.7)	(4.8)	(4.7)

Income (loss) before income taxes	$18.1	$18.9	$7.5	$3.9	$27.8	$18.1	$(14.0)	$(13.8)	$39.4	$27.1

Supplementary Data
Net tons sold (thousands)	40.1	40.3	26.3	24.8	208.4	203.6	—	—	274.7	268.7
Depreciation, depletion and amortization	$7.4	$7.1	$2.3	$2.2	$6.5	$8.3	$0.5	$0.4	$16.7	$18.0
Capital expenditures	5.4	12.8	1.3	0.8	9.7	11.1	0.5	0.7	16.9	25.3

Nine months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$470.1	$415.9	$216.2	$202.2	$679.9	$669.8	$—	$—	$1,366.2	$1,287.8
Energy and related sales, net	—	—	—	—	6.9	2.7	—	—	6.9	2.7

Total revenue	470.1	415.9	216.2	202.2	686.8	672.5	—	—	1,373.1	1,290.5
Cost of products sold	376.7	334.5	189.9	182.0	624.3	599.7	5.2	10.0	1,196.1	1,126.3

Gross profit (loss)	93.4	81.3	26.3	20.1	62.5	72.8	(5.2)	(10.0)	177.0	164.3
SG&A	38.8	34.4	6.8	6.4	39.5	40.3	18.7	21.3	103.8	102.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(3.9)	(0.4)	(3.9)	(0.4)

Total operating income (loss)	54.6	46.9	19.5	13.7	23.0	32.5	(20.0)	(31.0)	77.1	62.1
Non-operating expense	—	—	—	—	—	—	(14.0)	(12.5)	(14.0)	(12.5)

Income (loss) before income taxes	$54.6	$46.9	$19.5	$13.7	$23.0	$32.5	$(34.0)	$(43.5)	$63.1	$49.6

Supplementary Data
Net tons sold (thousands)	119.5	97.9	76.0	72.4	601.3	601.6	—	—	796.8	771.9
Depreciation, depletion and amortization	$22.7	$17.7	$6.9	$6.6	$22.6	$24.9	$1.3	$0.8	$53.5	$50.0
Capital expenditures	16.7	49.0	4.1	4.8	24.5	27.9	1.7	4.4	47.0	86.1

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

GLATFELTER

9.30.14 Form 10-Q

19.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes issued by P. H. Glatfelter Company (the “Parent”) are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income for the three months and nine months ended September 30, 2014 and 2013, our condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013 and condensed consolidating cash flows for the nine months ended September 30, 2014 and 2013. These financial statements reflect the parent, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. Effective December 31, 2013, Glatfelter Pulpwood Company, previously a guarantor, was merged with and into the parent. Accordingly, all condensed consolidating financial statements have been restated to give effect to this merger as of the earliest period presented. In addition, the amounts of intercompany investing and financing activities and the related interest expense and interest income previously presented net for the nine months ended September 30, 2013 have been presented on a gross basis to conform to the current year’s presentation.

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended September 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$236,182	$7	$228,910	$(7)	$465,092
Energy and related sales, net	860	—	—	—	860

Total revenues	237,042	7	228,910	(7)	465,952
Costs of products sold	196,888	7	188,551	(7)	385,439

Gross profit	40,154	—	40,359	—	80,513
Selling, general and administrative expenses	19,352	306	18,228	—	37,886
Gains on dispositions of plant, equipment and timberlands, net	(1,590)	—	—	—	(1,590)

Operating income (loss)	22,392	(306)	22,131	—	44,217
Other non-operating income (expense)
Interest expense	(4,790)	—	(90,098)	90,217	(4,671)
Interest income	152	89,951	145	(90,218)	30
Other, net	14,491	90,952	202	(105,812)	(167)

Total other non-operating income (expense)	9,853	180,903	(89,751)	(105,813)	(4,808)

Income (loss) before income taxes	32,245	180,597	(67,620)	(105,813)	39,409
Income tax provision	1,873	470	6,694	—	9,037

Net income (loss)	30,372	180,127	(74,314)	(105,813)	30,372
Other comprehensive income (loss)	(29,577)	(25,844)	16,924	8,920	(29,577)

Comprehensive income (loss)	$795	$154,283	$(57,390)	96,893	$795

GLATFELTER

9.30.14 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the

three months ended September 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$225,690	$3	$230,958	$(3)	$456,648
Energy and related sales, net	1,196	—	—	—	1,196

Total revenues	226,886	3	230,958	(3)	457,844
Costs of products sold	199,596	3	192,209	(3)	391,805

Gross profit	27,290	—	38,749	—	66,039
Selling, general and administrative expenses	16,203	190	18,087	—	34,480
(Gains) loss on dispositions of plant, equipment and timberlands, net	(285)	—	3	—	(282)

Operating income (loss)	11,372	(190)	20,659	—	31,841
Other non-operating income (expense)
Interest expense	(4,721)	—	(2,537)	2,470	(4,788)
Interest income	183	2,376	3	(2,470)	92
Other, net	18,341	103	(587)	(17,891)	(34)

Total other non-operating income (expense)	13,803	2,479	(3,121)	(17,891)	(4,730)

Income before income taxes	25,175	2,289	17,538	(17,891)	27,111
Income tax provision (benefit)	(8,944)	(891)	2,827	—	(7,008)

Net income	34,119	3,180	14,711	(17,891)	34,119
Other comprehensive income (loss)	17,903	6,400	(219)	(6,181)	17,903

Comprehensive income	$52,022	$9,580	$14,492	$(24,072)	$52,022

GLATFELTER

9.30.14 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the nine months ended September 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$679,877	$28	$686,277	$(28)	$1,366,154
Energy and related sales – net	6,912	—	—	—	6,912

Total revenues	686,789	28	686,277	(28)	1,373,066
Costs of products sold	629,360	28	566,716	(28)	1,196,076

Gross profit	57,429	—	119,561	—	176,990
Selling, general and administrative expenses	53,699	462	49,590	—	103,751
Gains on dispositions of plant, equipment and timberlands, net	(2,565)	(1,316)	—	—	(3,881)

Operating income	6,295	854	69,971	—	77,120
Other non-operating income (expense)
Interest expense	(14,284)	—	(95,643)	95,682	(14,245)
Interest income	468	95,165	193	(95,683)	143
Other, net	54,789	90,973	1,673	(147,330)	105

Total other non-operating income (expense)	40,973	186,138	(93,777)	(147,331)	(13,997)

Income (loss) before income taxes	47,268	186,992	(23,806)	(147,331)	63,123
Income tax provision (benefit)	(2,421)	2,098	13,757	—	13,434

Net income (loss)	49,689	184,894	(37,563)	(147,331)	49,689
Other comprehensive income (loss)	(23,586)	(26,392)	18,907	7,485	(23,586)

Comprehensive income (loss)	$26,103	$158,502	$(18,656)	$(139,846)	$26,103

GLATFELTER

9.30.14 Form 10-Q

Condensed Consolidating Statements of Income and Comprehensive Income for the nine months ended September 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$669,792	$15	$618,012	$(15)	$1,287,804
Energy and related sales, net	2,721	—	—	—	2,721

Total revenues	672,513	15	618,012	(15)	1,290,525
Costs of products sold	609,524	15	516,747	(15)	1,126,271

Gross profit	62,989	—	101,265	—	164,254
Selling, general and administrative expenses	54,256	293	47,946	—	102,495
Gains on dispositions of plant, equipment and timberlands, net	(374)	—	—	—	(374)

Operating income (loss)	9,107	(293)	53,319	—	62,133
Other non-operating income (expense)
Interest expense	(14,141)	—	(5,008)	6,006	(13,143)
Interest income	443	5,791	12	(6,006)	240
Other, net	42,437	94	868	(43,011)	388

Total other non-operating income (expense)	28,739	5,885	(4,128)	(43,011)	(12,515)

Income before income taxes	37,846	5,592	49,191	(43,011)	49,618
Income tax provision (benefit)	(12,835)	419	11,353	—	(1,063)

Net income	50,681	5,173	37,838	(43,011)	50,681
Other comprehensive income	17,319	3,171	(5,078)	1,907	17,319

Comprehensive income	$68,000	$8,344	$32,760	$(41,104)	$68,000

GLATFELTER

9.30.14 Form 10-Q

Condensed Consolidating Balance Sheet as of

September 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$20,308	$93	$33,254	$—	$53,655
Other current assets	238,216	420,388	313,091	(471,667)	500,028
Plant, equipment and timberlands, net	250,066	998	440,576	—	691,640
Other assets	1,007,426	304,088	191,166	(1,151,259)	351,421

Total assets	$1,516,016	$725,567	$978,087	$(1,622,926)	$1,596,744

Liabilities and Shareholders’ Equity
Current liabilities	$400,103	$5,026	$323,128	$(476,317)	$251,940
Long-term debt	250,000	—	749,491	(593,131)	406,360
Deferred income taxes	73,961	(628)	70,076	(12,732)	130,677
Other long-term liabilities	103,772	—	11,792	4,023	119,587

Total liabilities	827,836	4,398	1,154,487	(1,078,157)	908,564
Shareholders’ equity	688,180	721,169	(176,400)	(544,769)	688,180

Total liabilities and shareholders’ equity	$1,516,016	$725,567	$978,087	$(1,622,926)	$1,596,744

Condensed Consolidating Balance Sheet as of

December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$56,216	$501	$66,165	$—	$122,882
Other current assets	208,814	327,152	253,779	(326,045)	463,700
Plant, equipment and timberlands, net	247,243	1,054	475,043	—	723,340
Other assets	973,748	236,411	214,301	(1,055,972)	368,488

Total assets	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

Liabilities and Shareholders’ Equity
Current liabilities	$375,535	$2,855	$247,855	$(337,878)	$288,367
Long-term debt	250,000	—	513,120	(320,795)	442,325
Deferred income taxes	70,989	(283)	78,633	(8,319)	141,020
Other long-term liabilities	105,021	—	13,792	3,409	122,222

Total liabilities	801,545	2,572	853,400	(663,583)	993,934
Shareholders’ equity	684,476	562,546	155,888	(718,434)	684,476

Total liabilities and shareholders’ equity	$1,486,021	$565,118	$1,009,288	$(1,382,017)	$1,678,410

GLATFELTER

9.30.14 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$712	$3,368	$17,300	$—	$21,380
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(26,368)	—	(20,668)	—	(47,036)
Proceeds from disposal plant, equipment and timberlands, net	2,687	1,355	9	—	4,051
Repayments from intercompany loans	—	10,409	—	(10,409)	—
Advances of intercompany loans	—	(15,540)	—	15,540	—
Other	(600)	—	—	—	(600)

Total investing activities	(24,281)	(3,776)	(20,659)	5,131	(43,585)
Financing activities
Net repayments of indebtedness	—	—	(18,128)	—	(18,128)
Payment of dividends to shareholders	(13,935)	—	—	—	(13,935)
Repurchases of common stock	(12,180)	—	—	—	(12,180)
Repayments of intercompany loans	—	—	(10,409)	10,409	—
Borrowings of intercompany loans	15,540	—	—	(15,540)	—
Payments related to share-based comp- ensation awards and other	(1,764)	—	—	—	(1,764)

Total financing activities	(12,339)	—	(28,537)	(5,131)	(46,007)
Effect of exchange rate on cash	—	—	(1,015)	—	(1,015)

Net decrease in cash	(35,908)	(408)	(32,911)	—	(69,227)
Cash at the beginning of period	56,216	501	66,165	—	122,882

Cash at the end of period	$20,308	$93	$33,254	$—	$53,655

GLATFELTER

9.30.14 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$30,380	$10,857	$54,247	$209	$95,693
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(32,075)	—	(53,805)	(209)	(86,089)
Proceeds from disposal plant, equipment and timberlands, net	379	—	—	—	379
Repayments from intercompany loans	—	15,100	—	(15,100)	—
Advances of intercompany loans	—	(30,066)	—	30,066	—
Intercompany capital contributed	—	(91)	—	91	—
Acquisitions, net of cash acquired	—	—	(210,911)	—	(210,911)
Other	(325)	—	—	—	(325)

Total investing activities	(32,021)	(15,057)	(264,716)	14,848	(296,946)
Financing activities
Net proceeds from indebtedness	—	—	182,230	—	182,230
Payments of note offering costs	(160)	—	(259)	—	(419)
Payment of dividends to shareholders	(12,603)	—	—	—	(12,603)
Repayments of intercompany loans	(1,100)	—	(14,000)	15,100	—
Borrowings of intercompany loans	8,570	—	21,496	(30,066)	—
Intercompany capital received	—	—	91	(91)	—
Proceeds from stock options exercised and other	(2,332)	—	—	—	(2,332)

Total financing activities	(7,625)	—	189,558	(15,057)	166,876
Effect of exchange rate on cash	—	—	333	—	333

Net decrease in cash	(9,266)	(4,200)	(20,578)	—	(34,044)
Cash at the beginning of period	43,781	4,278	49,620	—	97,679

Cash at the end of period	$34,515	$78	$29,042	$—	$63,635

20.	SUBSEQUENT EVENT

On October 1, 2014, we completed the acquisition of all of the outstanding equity of Spezialpapierfabrik Oberschmitten GmbH (SPO) from FINSPO Beteiligungs-GmbH for $10.7 million in cash. SPO has annual sales of approximately $33 million. SPO, located near Frankfurt, Germany, produces primarily electrical products and applications include highly technical papers for a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction. SPO also produces glassine products, which are used in cosmetics packaging, food packaging, and pharmaceutical dosage bags. SPO will become part of the Composite Fibers business unit, and complements other technical specialties such as the electrical products sector.

GLATFELTER

9.30.14 Form 10-Q

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

GLATFELTER

9.30.14 Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2014 versus the nine months ended September 30, 2013

Overview For the first nine months of 2014, net income was $49.7 million, or $1.13 per diluted share, compared with $50.7 million, or $1.15 per diluted share, in the same period of 2013. On an adjusted earnings basis, a non-GAAP measure that excludes non-core business items discussed below, earnings per share increased to $1.11 compared with $1.06 in 2013. The year-over-year comparison of results of operations reflects the adverse impact, primarily in the first quarter of 2014, of significant additional costs related to poor pulp mill performance issues in Ohio, severe weather conditions and, during the second quarter, higher planned costs related to annual maintenance outages which led to unfavorable results compared to the prior year.

The following table sets forth summarized results of operations:

	Nine months ended September 30
In thousands, except per share	2014	2013
Net sales	$1,366,154	$1,287,804
Gross profit	176,990	164,254
Operating income	77,120	62,133
Net income	49,689	50,681
Earnings per diluted share	1.13	1.15

Our results reflect benefits from our two growth businesses as they delivered a combined 11% increase in net sales. Composite Fibers, driven by the previously acquired Dresden business, and Advanced Airlaid Materials reported improved operating profit of 16% and 42%, respectively, over the prior year period. In addition, our results benefited from the release of tax reserves related to alternative fuel mixture credits of $1.0 million in the first nine months of 2014 and $9.9 million in the same period of 2013.

Effective April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) for approximately $211 million, net of cash acquired. Our reported results include Dresden prospectively from the acquisition date, including $118.4 million of net sales and $23.6 million of operating profit for the first nine months of 2014. The comparable amounts for the year earlier period were $67.8 million and $12.3 million, respectively.

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

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may significantly impact our operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.

Alternative fuel mixture/Cellulosic biofuel credits. These adjustments reflect the release of reserves for uncertain tax position due to the lapse of statutes of limitation.

Asset impairment charge. This adjustment represents a non-cash charge required to adjust to its estimated fair value the carrying value of a trade name intangible asset. Charges of this nature are irregular in timing and as such may not be indicative of our past and future performance.

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

GLATFELTER

9.30.14 Form 10-Q

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets for the reconciliation of net income to adjusted earnings for the nine months ended September 30, 2014 and 2013:

In thousands, except per share	After-tax amounts	Diluted EPS
2014
Net income	$49,689	$1.13
Timberland sales and related costs	(2,381)	(0.05)
Alternative fuel mixture/ Cellulosic biofuel credits	(1,032)	(0.02)
Asset impairment charge	2,356	0.05
Acquisition and integration related costs	115	—

Adjusted earnings (non-GAAP)	$48,747	$1.11

2013
Net income	$50,681	$1.15
Timberland sales and related costs	(424)	(0.01)
Alternative fuel mixture/Cellulosic biofuel credits	(9,866)	(0.22)
Acquisition and integration related costs	5,884	0.13
International legal entity restructuring costs	570	0.01

Adjusted earnings (non-GAAP)	$46,845	$1.06

Our growth-oriented fiber-based materials businesses reported improved results evidenced by a $13.5 million increase in operating profit. However, Specialty Papers operating income declined $9.5 million reflecting the impact of the operational issues and higher costs of maintenance outages.

Composite Fibers’ operating income increased to $54.6 million from $46.9 million in the first nine months of 2013 primarily due to the inclusion of Dresden. Excluding Dresden, shipping volumes declined 2.7% although the mix improved. This unit’s results were adversely impacted by softness in certain markets or regions it sells to such as Russia and Ukraine.

Advanced Airlaid Materials’ operating income increased to $19.5 million compared with $13.7 million for the first nine months of 2013. The improved performance was largely driven by a 5.0% increase in shipping volumes.

Specialty Papers’ operating profit for the first nine months of 2014 totaled $23.0 million compared with $32.5 million in the same period of 2013. Volumes shipped were essentially unchanged in the comparison, although selling prices increased.

GLATFELTER

9.30.14 Form 10-Q

Business Unit Performance

Nine months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$470.1	$415.9	$216.2	$202.2	$679.9	$669.8	$—	$—	$1,366.2	$1,287.8
Energy and related sales, net	—	—	—	—	6.9	2.7	—	—	6.9	2.7

Total revenue	470.1	415.9	216.2	202.2	686.8	672.5	—	—	1,373.1	1,290.5
Cost of products sold	376.7	334.5	189.9	182.0	624.3	599.7	5.2	10.0	1,196.1	1,126.3

Gross profit (loss)	93.4	81.3	26.3	20.1	62.5	72.8	(5.2)	(10.0)	177.0	164.3
SG&A	38.8	34.4	6.8	6.4	39.5	40.3	18.7	21.3	103.8	102.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(3.9)	(0.4)	(3.9)	(0.4)

Total operating income (loss)	54.6	46.9	19.5	13.7	23.0	32.5	(20.0)	(31.0)	77.1	62.1
Non-operating expense	—	—	—	—	—	—	(14.0)	(12.5)	(14.0)	(12.5)

Income (loss) before income taxes	$54.6	$46.9	$19.5	$13.7	$23.0	$32.5	$(34.0)	$(43.5)	$63.1	$49.6

Supplementary Data
Net tons sold (thousands)	119.5	97.9	76.0	72.4	601.3	601.6	—	—	796.8	771.9
Depreciation, depletion and amortization	$22.7	$17.7	$6.9	$6.6	$22.6	$24.9	$1.3	$0.8	$53.5	$50.0
Capital expenditures	16.7	49.0	4.1	4.8	24.5	27.9	1.7	4.4	47.0	86.1

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

GLATFELTER

9.30.14 Form 10-Q

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2014	2013	Change
Net sales	$1,366,154	$1,287,804	$78,350
Energy and related sales – net	6,912	2,721	4,191

Total revenues	1,373,066	1,290,525	82,541
Costs of products sold	1,196,076	1,126,271	69,805

Gross profit	$176,990	$164,254	$12,736

Gross profit as a percent of Net sales	13.0%	12.8%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2014	2013
Business Unit
Composite Fibers	34.4%	32.3%
Advanced Airlaid Material	15.8	15.7
Specialty Papers	49.8	52.0

Total	100.0%	100.0%

Net sales for the first nine months of 2014 totaled $1,366.2 million, a 6.1% increase compared with the same period of 2013. Excluding the Dresden acquisition, organic growth totaled 2.2%.

Composite Fibers’ net sales totaled $470.1 million in the first nine months of 2014, an increase of $54.2 million compared to the same period of 2013, of which the Dresden acquisition accounted for $50.6 million. The translation of foreign currencies benefited the comparison by $10.9 million; however, lower selling prices adversely impacted the comparison by $8.3 million. On an organic basis, shipping volumes declined 2.7% although the mix was favorable.

Operating income for the first nine months of 2014 increased $7.7 million compared to the year-ago period due to the Dresden acquisition, operating efficiencies and lower raw material and energy costs, partially offset by lower selling prices.

In Advanced Airlaid Materials, net sales increased $14.0 million, or 6.9%, primarily due to a 5.0% increase in shipping volumes. Foreign currency translation favorably impacted the year-over-year net sales comparison by $3.5 million.

Advanced Airlaid Material’s operating income for the first nine months of 2014 increased $5.8 million, or 42.3%, compared with the year-ago period, primarily due to higher shipping volumes and foreign currency translation.

In the Specialty Papers business unit, net sales in the first nine months of 2014 increased $10.1 million compared with the same period of 2013 due to higher selling prices. Higher selling prices favorably affected the comparison by $16.0 million.

Specialty Papers’ reported operating income for the first nine months of 2014 was $9.5 million lower than the same period of 2013. The decline was primarily due to $9.4 million of costs related to pulp mill performance issues at its Ohio facility resulting in higher per ton pulp production costs as well as increased use of higher cost purchased pulp. These performance issues have since been resolved. In addition, the 2014 results were adversely impacted by $6.6 million of costs related to severe weather conditions as well as $6.5 million of higher costs related to the annual maintenance outages. These negative factors were partially offset by higher selling prices and sales of excess power. Energy and related sales increased $4.2 million in the year-over-year comparison as severe weather conditions early in 2014 resulted in higher selling prices for excess power.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first nine months of 2014 and 2013:

	Nine months ended September 30
In thousands	2014	2013	Change
Energy sales	$10,714	$6,379	$4,335
Costs to produce	(5,288)	(5,235)	(53)

Net	5,426	1,144	4,282
Renewable energy credits	1,486	1,577	(91)

Total	$6,912	$2,721	$4,191

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

GLATFELTER

9.30.14 Form 10-Q

Asset impairment charge During the third quarter of 2014, we recorded a $3.3 million non-cash asset impairment charge related to a trade name intangible asset acquired in connection with the 2013 Dresden acquisition. The charge was due to a change in the trade name’s estimated fair value, primarily driven by a substantial increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political instability. The charge is reflected in the accompanying condensed consolidated statements of income under the caption “selling, general and administrative expenses.”

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $20.0 million in the first nine months of 2014 compared with $31.0 million in the first nine months of 2013. Excluding the gains from sales of timberlands in the comparison, unallocated net operating expenses decreased $7.5 million primarily due to lower acquisition related costs and lower pension expense, partially offset by the asset impairment charge.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended September 30
In thousands	2014	2013	Change
Recorded as:
Costs of products sold	$4,957	$9,274	$(4,317)
SG&A expense	55	1,385	(1,330)

Total	$5,012	$10,659	$(5,647)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2014 is expected to be approximately $6.7 million compared with $14.2 million in 2013. The decrease is primarily due to higher discount rates and the impact of amortizing deferred actuarial gains from higher returns on assets in 2013.

Income taxes For the first nine months of 2014, we recorded a provision for income taxes of $13.4 million on pretax income of $63.1 million, the comparable amounts in the first nine months of 2013 were income tax benefits of $1.1 million on $49.6 million of pretax income. The amount of taxes recorded in 2014 and 2013 include benefits of $1.0 million and $9.9 million, respectively, from the release of tax reserves related to alternative fuel mixture credits earned in 2009, due to the lapse of the applicable statutes of limitation.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the first nine months of 2014, Euro functional currency operations generated approximately 33.1% of our sales and 30.4% of operating expenses and British Pound Sterling operations represented 5.9% of net sales and 5.6% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2014

In thousands	Nine months ended September 30, 2014
Favorable (unfavorable)
Net sales	$14,345
Costs of products sold	(9,909)
SG&A expenses	(1,077)
Income taxes and other	(408)

Net income	$2,951

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2014 were the same as 2013. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

9.30.14 Form 10-Q

Three months ended September 30, 2014 versus the three months ended September 30, 2013

Overview For the third quarter of 2014, net income was $30.4 million, or $0.69 per diluted share, compared with $34.1 million, or $0.77 per diluted share in the third quarter of 2013.

The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2014	2013
Net sales	$465,092	$456,648
Gross profit	80,513	66,039
Operating income	44,217	31,841
Net income	30,372	34,119
Earnings per diluted share	0.69	0.77

Adjusted earnings, a non-GAAP financial measure, is set forth in the following table for the third quarters of 2014 and 2013:

In thousands, except per share	After-tax amounts	Diluted EPS
2014
Net income	$30,372	$0.69
Timberland sales and related costs	(1,004)	(0.02)
Alternative fuel mixture/ Cellulosic biofuel credits	(1,032)	(0.02)
Acquisition and integration related costs	115	—
Asset impairment charge	2,356	0.05

Adjusted earnings (non-GAAP)	$30,807	$0.70

2013
Net income	$34,119	$0.77
Acquisition and integration related costs	154	—
International legal entity restructuring costs	117	—
Timberland sales and related costs	(142)	—
Alternative fuel mixture/ Cellulosic biofuel credits	(9,866)	(0.22)

Adjusted earnings (non-GAAP)	$24,382	$0.55

Business Unit Performance

Three months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$154.5	$161.5	$74.4	$69.5	$236.2	$225.7	$—	$—	$465.1	$456.6
Energy and related sales, net	—	—	—	—	0.9	1.2	—	—	0.9	1.2

Total revenue	154.5	161.5	74.4	69.5	237.1	226.9	—	—	466.0	457.8
Cost of products sold	123.7	129.5	64.7	63.7	195.2	196.4	1.8	2.3	385.4	391.8

Gross profit (loss)	30.8	31.9	9.7	5.8	41.9	30.5	(1.8)	(2.3)	80.5	66.0
SG&A	12.6	13.0	2.2	1.9	14.1	12.5	9.0	7.1	37.9	34.5
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(1.6)	(0.3)	(1.6)	(0.3)

Total operating income (loss)	18.1	18.9	7.5	3.9	27.8	18.1	(9.2)	(9.1)	44.2	31.8
Non-operating expense	—	—	—	—	—	—	(4.8)	(4.7)	(4.8)	(4.7)

Income (loss) before income taxes	$18.1	$18.9	$7.5	$3.9	$27.8	$18.1	$(14.0)	$(13.8)	$39.4	$27.1

Supplementary Data
Net tons sold (thousands)	40.1	40.3	26.3	24.8	208.4	203.6	—	—	274.7	268.7
Depreciation, depletion and amortization	$7.4	$7.1	$2.3	$2.2	$6.5	$8.3	$0.5	$0.4	$16.7	$18.0
Capital expenditures	5.4	12.8	1.3	0.8	9.7	11.1	0.5	0.7	16.9	25.3

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

9.30.14 Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2014	2013	Change
Net sales	$465,092	$456,648	$8,444
Energy and related sales – net	860	1,196	(336)

Total revenues	465,952	457,844	8,108
Costs of products sold	385,439	391,805	(6,366)

Gross profit	$80,513	$66,039	$14,474

Gross profit as a percent of Net sales	17.3%	14.5%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2014	2013
Business Unit
Composite Fibers	33.2%	35.4%
Advanced Airlaid Material	16.0	15.2
Specialty Papers	50.8	49.4

Total	100.0%	100.0%

Net sales totaled $465.1 million in the third quarter of 2014, a 1.8% increase compared with the third quarter of 2013.

Composite Fibers’ net sales for the third quarter of 2014 declined $6.9 million or 4.3% compared to the same quarter of 2013 primarily due to the $4.9 million impact of lower selling prices. Shipping volumes declined less than 1% and foreign currency translation favorably impacted the year-over-year net sales comparison by $1.2 million.

Composite Fibers’ third-quarter 2014 operating income decreased $0.8 million to $18.1 million. The adverse impact from lower selling prices was substantially offset by improved operating performance including the impact of market related downtime taken to reduce inventories.

Advanced Airlaid Materials’ net sales increased $4.9 million or 7.0% in the quarter-over-quarter comparison primarily due to a 5.9% increase in shipping volumes.

Third-quarter 2014 operating income increased $3.6 million, nearly double the year-ago quarter. The third-quarter 2013 results were adversely impacted by $1.7 million of costs, net of insurance, related to fires at this business unit’s facilities. Excluding these costs from the comparison, 2014 operating income increased $1.9 million primarily due to higher shipping volumes and slightly lower raw material and energy costs.

Specialty Papers’ net sales increased $10.5 million or 4.7% primarily due to an $8.3 million benefit from higher average selling prices together with 2.4% increase in shipping volumes.

Operating income in this business unit increased $9.7 million, or 53.6% primarily due to higher selling prices together with significant improvements in operating performance, including record quarterly pulp production, partially offset by higher incentive compensation and normal cost inflation.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the third quarters of 2014 and 2013:

	Three months ended September 30
In thousands	2014	2013	Change
Energy sales	$1,513	$2,722	$(1,209)
Costs to produce	(1,268)	(1,941)	673

Net	245	781	(536)
Renewable energy credits	615	415	200

Total	$860	$1,196	$(336)

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $9.2 million in the third quarters of 2014 and 2013. Excluding the impact of sales of timberlands in the comparison, unallocated net operating expenses increased $1.3 million primarily due the asset impairment partially offset by lower acquisition related costs and lower pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended September 30
In thousands	2014	2013	Change
Recorded as:
Costs of products sold	$1,650	$3,092	$(1,442)
SG&A expense	3	462	(459)

Total	$1,653	$3,554	$(1,901)

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

GLATFELTER

9.30.14 Form 10-Q

Income taxes For the third quarter of 2014, we recorded a provision for income taxes of $9.0 million on pretax income of $39.4 million. The comparable amounts in the third quarter of 2013 were income tax benefit of $7.0 million on $27.1 million of pretax income. In the third quarters of 2014 and 2013 we recorded benefits of $1.0 million and $9.9 million, respectively, from the release of tax reserves related to alternative fuel mixture credits earned in 2009, due to the lapse of the applicable statutes of limitation. In addition, the effective tax rate was lower in 2013 primarily due to changes in valuation allowances and the reduction of statutory tax rates in a foreign jurisdiction.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During the third quarter of 2014, Euro functional currency operations generated approximately 32.5% of our sales and 31.2% of operating expenses and British Pound Sterling operations represented 5.6% of net sales and 5.7% of operating expenses. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2014 compared to the third quarter of 2013:

In thousands	Three months ended September 30, 2014
Favorable (unfavorable)
Net sales	$1,186
Costs of products sold	(757)
SG&A expenses	(123)
Income taxes and other	123

Net income	$429

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

	Nine months ended September 30
In thousands	2014	2013
Cash and cash equivalents at beginning of period	$122,882	$97,679
Cash provided (used) by
Operating activities	21,380	95,693
Investing activities	(43,585)	(296,946)
Financing activities	(46,007)	166,876
Effect of exchange rate changes on cash	(1,015)	333

Net cash used	(69,227)	(34,044)

Cash and cash equivalents at end of period	$53,655	$63,635

At September 30, 2014, we had $53.7 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries are deemed to be permanently reinvested, all of the cash and cash equivalents are available for use domestically. In addition to our cash and cash equivalents, $218.1 million is available under our revolving credit agreement, which matures in November 2016.

Cash provided by operating activities totaled $21.4 million in the first nine months of 2014 compared with $95.7 million in the same period a year ago. The decrease in cash from operations reflects an increase in working capital usage, primarily related to an increase in inventory and reduction of accounts payable, higher tax payments and payment of customer incentives earned at Dresden.

Net cash used by investing activities declined by $253.4 million in the year-to-date comparison of 2014 to 2013. Excluding $210.9 million of cash used in 2013 to acquire Dresden, cash used for investing activities declined in the comparison by $42.5 million due to lower capital expenditures. The prior year amount included $31.5 million related to the Composite Fibers capacity expansion project. Capital expenditures for all of 2014 are expected to be approximately $75 million to $80 million compared to $103.0 million for the year ended December 31, 2013.

GLATFELTER

9.30.14 Form 10-Q

Net cash used by financing activities totaled $46.0 million in the first nine months of 2014 reflecting net cash used to reduce revolving credit facility borrowings, complete common stock repurchases and pay dividends. In the same period of 2013, $166.9 million of cash was provided by financing activities primarily reflecting borrowings to fund the Dresden acquisition partially offset by dividends paid on common stock.

The following table sets forth our outstanding long-term indebtedness:

In thousands	September 30 2014	December 31 2013
Revolving credit facility, due Nov. 2016	$93,810	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	12,592	—
2.05% Term Loan, due Mar. 2023	53,768	58,785

Total long-term debt	410,170	442,325
Less current portion	(3,810)	—

Long-term debt, net of current portion	$406,360	$442,325

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of September 30, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.3x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of September 30, 2014, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1—Financial Statements – Note 12.

Cash used for financing activities includes cash used for common stock dividends and to repurchase stock. In 2014, our Board of Directors authorized a 10% increase in our quarterly cash dividend. In the first nine months of 2014, we used $13.9 million of cash for dividends on our common stock compared with $12.6 million in the same period of 2013. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

Cash used for common share repurchases totaled $12.2 million in the first nine months of 2014. On May 1, 2014, the Company announced that its Board of Directors approved a $25 million increase to the share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, the Company may repurchase up to $50 million of its outstanding common stock. The following table summarizes share repurchases made under this program through September 30, 2014:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	755,310	(16,627)

Remaining authorization		$33,373

The total repurchases set forth above includes 464,190 shares at a cost of $12.2 million completed through September 30 2014. No shares were repurchased in the first nine months of 2013.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. As a result of new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT), we anticipate that we could incur material capital and operating costs. Recently issued rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. The cost of compliance is likely to be significant. Our current estimate to implement viable options could result in capital spending of between $85 million to $90 million. However, the amount of capital spending ultimately incurred may differ, and the difference could be material. In addition, the timing of such capital spending is uncertain, although we expect to incur the majority of expenditures generally in 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

GLATFELTER

9.30.14 Form 10-Q

In addition, as more fully discussed in Note 17 – Commitments, Contingencies and Legal Proceedings, it is conceivable we will need to fund a portion of the on-going costs to remediate a portion of the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site. Although we are unable to determine with any degree of certainty the amount we may fund, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Item 1 – Financial Statements – Note 17 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 17, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of September 30, 2014 and December 31, 2013, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook In the fourth quarter of 2014, Composite Fibers’ shipping volumes are expected to be approximately 5% lower than the third quarter of 2014 primarily due to seasonality. Selling prices and raw material and energy costs are expected to be in-line with the third quarter. The impact of downtime to reduce inventory levels in the fourth quarter is estimated to be $1 million to $2 million higher compared to the third quarter.

Shipping volumes for Advanced Airlaid Materials in the fourth quarter of 2014 are expected to decline by approximately 5% compared with the third quarter due to seasonality. Average raw material prices are expected to be slightly higher than the third quarter of 2014 resulting in higher selling prices consistent with our pass-through arrangements. In order to increase the production capacity of a line in Falkenhagen, we expect to incur approximately $1 million of costs related to lost production time from temporarily taking the line down.

For Specialty Papers, we expect shipping volumes in the fourth quarter of 2014 to decline by approximately 5% compared to the third quarter due to seasonality. Overall selling prices are expected to be slightly lower than the third quarter of 2014 and input costs are expected to increase slightly. Maintenance costs are expected to be approximately $2 million higher in the fourth quarter compared with the third quarter due to normal variations in the timing of certain work.

GLATFELTER

9.30.14 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2014
Dollars in thousands	2014	2015	2016	2017	2018	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$257,033
At fixed interest rates – Term Loans	66,360	65,352	58,740	50,220	41,700	66,360	66,935
At variable interest rates	93,810	93,810	83,529	—	—	93,810	93,810

						$410,170	$417,778

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.12%	2.12%	2.12%	2.12%	2.12%
On variable rate debt	1.76%	1.76%	1.76%	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2014. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2014, we had $410.2 million of long-term debt, of which 22.9% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At September 30, 2014, the interest rate paid was approximately 1.76%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.9 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. During the first nine months of 2014, Euro functional currency operations generated approximately 33.1% of our sales and 30.4% of operating expenses and British Pound Sterling operations represented 5.9% of net sales and 5.6% of operating expenses.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

9.30.14 Form 10-Q

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

November 4, 2014

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

9.30.14 Form 10-Q

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

9.30.14 Form 10-Q