Form 10-K
period 2014-12-31
GLATFELTER P H CO
filed 2015-02-27
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Based on the closing price as of June 30, 2014, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $1,123 million.

Common Stock outstanding on February 25, 2015 totaled 43,095,572 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Portions of the registrant’s Proxy Statement to be dated on or about April 2, 2015 are incorporated by reference to Part III.

P. H. GLATFELTER COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended

DECEMBER 31, 2014

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

Overview    Glatfelter began operations in 1864, and we believe we are one of the world’s leading manufacturers of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, we own and operate manufacturing facilities located in Pennsylvania, Ohio, Canada, Germany, the United Kingdom, France, and the Philippines and we have sales and distribution offices in Russia and China.

Acquisitions    Over the past several years, we have completed several acquisitions that have diversified our revenue, expanded our geographic footprint and enhanced our asset base. These transactions include the April 30, 2013, $211 million acquisition of Dresden Papier GmbH (“Dresden”), a leading supplier of non-woven wall covering products. Revenue from the sale of non-woven wall covering products totaled $150.0 million and $97.7 million, in 2014 and 2013, respectively.

On October 1, 2014, we acquired Spezialpapierfabrik Oberschmitten GmbH (“SPO”) for $8.0 million. SPO is a producer of highly technical papers for a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction. SPO’s annual sales total approximately $33 million.

Products    Our three business units manufacture a wide array of specialty papers and fiber-based engineered materials including:

•	Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, nonwoven wall covering materials, metallized and self adhesive labeling papers, composite laminates, and technical specialties including substrates for electrical applications such as batteries and capacitors.

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric-like materials used in feminine hygiene and adult incontinence products, baby wipes, cleaning pads and wipes, food pads, napkins, and tablecloths, and

•

Specialty Papers with revenue from the sale of papers for carbonless and other forms, book publishing, envelopes, and engineered products such as papers for digital imaging, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications.

The global growth markets served by the Composite Fibers and Advance Airlaid Materials business units are characterized by attractive growth rates as the result of new and emerging products and markets, changing end-user preferences and evolving demographics. Specialty Papers serves more mature market segments, many of which are in decline.

As a result of our strategy to diversify sources of revenue and invest in growth businesses, revenue generated from Composite Fibers and Advanced Airlaid Materials is expected to represent an increasingly greater proportion of total revenue. Combined, these two business units comprised 50% of consolidated revenue in 2014 compared with 30% in 2006.

Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2014	2013	2012
Net sales	$1,802,415	$1,722,615	$1,577,788
Business unit contribution
Composite Fibers	34.3%	32.9%	27.7%
Advanced Airlaid Materials	15.6	15.6	15.6
Specialty Papers	50.1	51.5	56.7
Total	100.0%	100.0%	100.0%

Our strategies are focused on growing revenues, in part, by leveraging leading positions in key global growth markets including the single-serve coffee and tea, non-woven wall covering materials and the hygiene products markets. To ensure we are best positioned to serve these markets, we have made investments to increase production capacity and intend to make additional investments in the future.

GLATFELTER 2014 FORM 10-K        1

In addition to leveraging our leading positions, our focus on product innovation is a critical component of our business strategy. During 2014, 2013 and 2012, we invested $12.3 million, $12.2 million and $10.9 million, respectively, in new product development activities. In each of the past three years, in excess of 50% of net sales were generated from products developed, enhanced or improved within the past five years.

Other key elements to our success include margin expansion, driven by cost reduction and continuous improvement initiatives; the generation of strong and reliable cash flows; and strategic investments to improve our returns on invested capital. In addition, the strength of our balance sheet and generation of cash flows has allowed us to pursue strategic actions such as the Dresden and SPO acquisitions, a $50 million investment to expand capacity in Composite Fibers, share repurchase programs and increase our dividend. These actions and our disciplined approach to capital expenditures has resulted in the generation of returns on invested capital that exceed our cost of capital.

We have a demonstrated ability to establish leading market positions through the successful acquisition and integration of complementary businesses. Since 2006, we have successfully completed and integrated six acquisitions. Our acquisition strategy complements our long-term strategy of driving growth in our markets.

Our Business Units    We manage our company as three distinct business units: Composite Fibers; Advanced Airlaid Materials; and Specialty Papers. Net tons sold by each business unit for the past three years were as follows:

Short tons	2014	2013	2012
Composite Fibers	157,336	133,570	90,300
Advanced Airlaid Materials	99,667	96,098	90,332
Specialty Papers	802,877	800,151	789,201
Total	1,059,880	1,029,819	969,833

Composite Fibers    Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products;

•	Non-woven wall covering base materials used by the world’s largest wallpaper manufacturers;

•	Metallized products used in the labeling of bottles, packaging innerliners, gift wrap, self-adhesive labels and other consumer product applications;
•	Composite Laminates papers used in production of decorative laminates, furniture, and flooring applications; and

•	Technical Specialties a diverse line of special paper products used in batteries, capacitors, adhesive tapes and other highly-engineered applications.

During 2013, we completed the acquisition of Dresden a leading global supplier of nonwoven wallpaper base materials. Dresden has a preeminent position in nonwoven wallpaper materials – as both the cost and quality leader because of its innovative products, proprietary manufacturing techniques, and long-standing customer relationship. It produces products with superior performance and characteristics such as dry strip-ability, higher tear resistance, and no material shrinkage or expansion when wet. As a result, nonwovens are increasingly the product of choice for wallpaper installers and design professionals in Europe and Russia, with growth potential in Asia. The acquisition of Dresden added another industry-leading nonwovens product line to our Composite Fibers business, and broadened our relationship with leading producers of consumer and industrial products.

We believe this business unit maintains a market leadership position in the single-serve coffee and tea markets and nonwoven wallpaper materials markets. Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2014	2013	2012
Food & beverage	$296,304	$302,738	$265,423
Wall covering	149,957	97,698	–
Metallized	80,839	83,949	87,720
Composite laminates	38,159	39,296	44,613
Technical specialties and other	52,592	42,679	38,984
Total	$617,851	$566,360	$436,740

We believe many of the market segments served by Composite Fibers, particularly single-serve coffee and tea, nonwoven wallpaper materials and electrical products present attractive growth opportunities by capitalizing on evolving consumer preferences, expanding into new or emerging geographic markets, and by gaining market share through quality product and service offerings. Many of this business’ papers are technically sophisticated and, in the case of single serve-coffee and tea products, are extremely lightweight and require specialized fibers. Our engineering capabilities, specifically designed papermaking equipment, use of specialized fibers and customer orientation positions us well to compete in these global markets.

The primary raw materials used in the production of our lightweight papers are abaca pulp, wood pulp and synthetic fibers. Abaca pulp is a specialized pulp with limited sources of availability. Our abaca pulp production process, fulfilled by our Philippine mill, provides a unique advantage to our Composite Fibers business unit. Sufficient quantities of abaca pulp and its source fiber are required to support growth in this business unit. In the event the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.

The Composite Fibers business unit is comprised of four paper making facilities (Germany, France and England), a non-woven wall cover base mill (Germany), metallizing operations (Wales and Germany) and a pulp mill (the Philippines) with the following combined attributes:

Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
153,500 lightweight and other	Abaca pulp	17,200
	Wood pulp	91,600
	Synthetic fiber	26,900
28,100 metallized	Base stock	26,800
17,600 abaca pulp	Abaca fiber	26,900

Composite Fibers’ lightweight products are produced using highly specialized inclined wire paper machine technology and we believe we currently maintain approximately 25% of the global inclined wire capacity.

In addition to critical raw materials, the cost to produce Composite Fibers’ products is influenced by energy. Although the business unit generates all of its steam needed for production, in 2014, it purchased 75% of its electricity.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Single serve coffee & tea	Ahlstrom, Purico, MB Papeles and Zhejiang Kan
Nonwoven wallcovering	Ahlstrom, Technocell, Neu Kaliss, Goznak and Neenah Paper
Composite laminates	PdM, a division of Schweitzer-Maudit, Purico, MB Papeles and Oi feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.

Our strategy in Composite Fibers is focused on:

•	Capitalizing on growing global markets in food & beverage, nonwoven wall covering materials, and electrical products;

•	maximizing capacity utilization provided by the investment in state-of-the-art inclined wire technology to support consistent growth of key markets;

•	enhancing product mix across all of the business unit’s markets by utilizing new product and new business development capabilities;

•	implementing continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and

•	ensuring readily available access to specialized raw material requirements to support projected growth.

As part of our commitment to realizing the growth potential of certain of this business unit’s markets, in 2013 we completed a $50 million investment to expand our inclined wire capacity by nearly 20%, or approximately 10,500 short tons. We converted a flat wire machine in Gernsbach, Germany into a state-of-the-art inclined wire machine. Production of saleable products from the new machine began in the second quarter of 2013.

In addition, the acquisition of SPO furthers our strategy of capitalizing on the fast-growing electrical market by broadening our electrical papers platform and know-how.

Advanced Airlaid Materials    is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture consumer and industrial products for growing global end-user markets. These products include:

•	feminine hygiene;

•	adult incontinence;

•	specialty wipes;

•	home care;

•	table top; and

•	food pads.

Advanced Airlaid Materials serves customers who are industry leading consumer product companies for feminine hygiene and adult incontinence products. Advanced Airlaid Materials holds leading market share positions in many of

GLATFELTER 2014 FORM 10-K        3

the markets it serves, excels in building long-term customer relationships through superior quality and customer service programs, and has a well-earned reputation for innovation and its ability to quickly bring new products to market.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2014	2013	2012
Feminine hygiene	$216,836	$219,222	$197,792
Adult incontinence	17,586	5,046	6,959
Wipes	16,002	15,186	13,562
Home care	15,401	14,857	14,527
Other	15,848	14,085	13,442
Total	$281,673	$268,396	$246,282

The feminine hygiene category accounted for 77% of Advanced Airlaid Material’s revenue in 2014. The majority of sales of this product are to a small group of large, leading global consumer products companies. This market is considered to be more growth oriented driven by population growth in certain geographic regions, consumer preferences, and suppliers’ ability to provide innovative products. In developing regions, demand is also influenced by increases in disposable income and cultural preferences. During 2014, sales to the adult incontinence market increased substantially compared with previous years reflecting this unit’s success developing and bringing to market products in support of its customers’ growth initiatives.

The Advanced Airlaid Materials business unit operates state-of-the-art facilities in Falkenhagen, Germany and Gatineau, Canada. The Falkenhagen location operates three multi-bonded production lines and three proprietary single-lane festooners. The Gatineau location consists of two airlaid production lines employing multi-bonded and thermal-bonded airlaid technologies and two proprietary single-lane festooners.

The business unit’s two facilities operate with the following combined attributes:

Airlaid Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
107,000	Fluff pulp	73,900

In addition to the cost of critical raw materials, the cost to produce multi-bonded and thermal-bonded airlaid materials is impacted by energy. Advanced Airlaid Materials purchases substantially all of the electricity and natural gas used in its operations. Approximately 90% of this business unit’s revenue is earned under contracts with pass-through provisions directly related to the price of key raw material costs.

Advanced Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the airlaid market, most notably feminine hygiene. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, allowing it to produce at industry leading operating rates. Its proprietary single-lane festooning technology provides product packaging which supports efficiency optimization by the customers converting processes. This business unit’s in-house technical expertise, combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.

The following summarizes this business unit’s key competitors:

Market segment	Competitor
Airlaid products	Georgia-Pacific LLC, Duni AB, Fitesa, McAirlaid’s GmbH, Domtar

The global markets served by this business unit are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:

•	maintaining and expanding relationships with customers that are market-leading consumer product companies;

•	capitalizing on our product and process innovation capabilities;

•	expanding geographic reach of markets served;

•	optimizing the use of existing production capacity; and

•	employing continuous improvement methodologies and initiatives to reduce costs, improve efficiencies and create capacity.

Specialty Papers    Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & non-carbonless forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Engineered products for digital imaging, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications;

•	Envelope and converting papers primarily utilized for transactional and direct mail envelopes; and

•	Book publishing papers for the production of high-quality hardbound books and other book publishing needs.

The market segments in which Specialty Papers competes continue to undergo significant changes in response to declining demand resulting in excess capacity. As a result, over the past several years, certain producers have closed, or announced plans to reduce, production capacity due to a supply/demand imbalance. In addition, foreign producers have been increasing the volume of product imported into the U.S. creating additional imbalance.

This business unit produces both commodity products and higher-value-added specialty products. Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2014	2013	2012
Carbonless & forms	$376,959	$369,618	$372,950
Engineered products	194,189	184,913	187,724
Envelope & converting	183,194	175,928	174,781
Book publishing	144,744	153,054	155,925
Other	3,805	4,346	3,397
Total	$902,891	$887,859	$894,777

Although many of the markets served by Specialty Papers are mature and, in many instances, declining, we have been successful at maintaining this unit’s shipments through new product and new business development initiatives while leveraging the flexibility of our operating assets to efficiently respond to changing customer demands. In each of the past ten years, our flexible asset base, new product development capabilities and superior customer service offerings have allowed us to outperform the broader uncoated free sheet market in terms of shipping volumes.

We believe we are one of the leading suppliers of carbonless and book publishing papers in the United States. Although the markets for these products are declining, we have been successful in executing our strategy to replace this lost volume with products such as envelope papers, business forms, and other value-added specialty products. Specialty Papers also produces paper that is converted into specialized envelopes in a wide array of colors, finishes and end-uses. While this market is also declining, we have leveraged our customer service capabilities to grow our market share in each of the last several years.

Specialty Papers’ highly technical engineered products include digital imaging, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized for demanding, specialized customer and end-user applications. Some of our products are new and higher growth while others are more mature and further along in the product life cycle. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they typically command higher per ton prices and generally exhibit greater pricing stability relative to commodity grade paper products.

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
820,000	Pulpwood	2,250,000
	Wood- and other pulps	708,000

This business unit’s pulp mills have a combined pulp making capacity of 615,000 tons of bleached pulp per year. The principal raw material used to produce pulp is pulpwood, including both hardwoods and softwoods. Pulpwood is obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, New Jersey, New York, West Virginia, Virginia, Kentucky, Ohio and Tennessee. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.

The Spring Grove facility includes five uncoated paper machines as well as an off-line combi-blade coater and a Specialty Coater (“S-Coater”), which together provide annual production capacity for coated paper of approximately 65,000 tons. The Chillicothe facility operates four paper machines producing uncoated and carbonless paper. Two of the machines have built-in coating capability which along with three additional coaters at the facility provide annual coated capacity of approximately 126,000 tons. Since uncoated paper is used in producing coated paper, this is not additional capacity.

In addition to critical raw materials, the cost to produce Specialty Papers’ products is influenced by energy. Although the business unit generates all of its steam needed for production at both facilities and generates more power than it consumes at the Spring Grove, PA facility, it purchased approximately 25% of its electricity needed for the Chillicothe, OH mill in 2014. The facilities’ source of fuel is primarily coal and, to a lesser extent, natural gas. As discussed more fully under “Environmental Matters”, to comply with new air quality regulations we will be implementing modifications that will convert certain boilers to burn natural gas rather than coal.

GLATFELTER 2014 FORM 10-K        5

In Special Papers’ markets, competition is product line specific due to, in certain instances, the necessity for technical expertise and specialized manufacturing. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Carbonless paper	Appvion, Inc., and to a lesser extent, Fibria Celulose, Koehler Paper, Mitsubishi Paper, Nekoosa Coated Products and Asia Pulp and Paper Co.
Engineered products	Specialty papers divisions of International Paper, Domtar Corp., Packaging Corp, and Sappi Limited, among others.
Envelope & converting	Domtar and International Paper
Book publishing	Domtar Corp., North Pacific Paper (NORPAC), Resolute Forest and others

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

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 24 including geographic revenue and long-lived asset financial information.

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

Concentration of Customers    For each of the past three years, no single customer represented more than 10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2014, 2013 and 2012.

Capital Expenditures    Our business is capital intensive and requires extensive expenditures for new and enhanced equipment. These capital investments are necessary to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. Capital expenditures totaled $66.0 million, $103.0 million and $58.8 million, in 2014, 2013 and 2012, respectively. For 2015, capital expenditures are estimated to be $120 million to $130 million including approximately $40 million related to compliance with certain environmental matters discussed below.

Environmental Matters    We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

We will incur material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We have begun converting or replacing four coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. The total cost of these projects is estimated at $85 million to $90 million. However, the amount of capital spending ultimately incurred may differ, and the difference could be material. We expect to incur the majority of expenditures in 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates. For a discussion of other environmental matters, see Item 8 – Financial Statements and Supplementary Data – Note 23.

Employees    As of December 31, 2014, we employed 4,610 people worldwide, of which 68% are unionized. The United Steelworkers International Union and the Office and Professional Employees International Union represents approximately 1,570 hourly employees at our Chillicothe, OH and Spring Grove, PA facilities under labor contracts expiring in August 2016 for Chillicothe and January 2017 for Spring Grove. Hourly employees at each of our international locations are represented by various unions or works councils. We consider the overall relationship with our employees to be satisfactory.

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

Our business and financial performance may be adversely affected by a weak global economic environment or downturns in the target markets that we serve.

Adverse global economic conditions could impact our target markets resulting in decreased demand for our products.

Approximately $125 million of our annual revenue is earned from shipments to customers located in Ukraine, Russia and members of the Commonwealth of Independent States (also known as “CIS”). Uncertain geo-political and economic conditions in this region, oil prices, and weak currencies have and may continue to cause significant volatility in demand for our products as well as our customers buying patterns.

Approximately 20% of our net sales in 2014 were shipped to customers in western Europe, the demand for which, in many cases, is dependent on economic conditions in this area, or to the extent such customers do business outside of Europe, in other regions of the world.

Our results could be adversely affected if economic conditions weaken or fail to improve. In the event of significant currency weakening in the countries into which our products are sold, demand for or pricing of our products could be adversely impacted. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. As a result, we may be forced to take machine downtime. The economic environment may also cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our ability to control and may have a significant impact on our sales and results of operations.

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

As we diversify our business and expand our global footprint, an increasing proportion of our revenue is generated outside of the United States. We own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. Currently, the majority of our business is transacted in U.S. dollars; however, an increasing portion of business is transacted in Euros, British Pound Sterling, Canadian dollars or Philippine Peso. Our euro denominated revenue exceeds euro expenses by approximately €120 million. With respect

GLATFELTER 2014 FORM 10-K        7

to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.

Economic weakness, the potential inability of certain European countries to continue to service their sovereign debt obligations, and the related actions of this region’s central banks has caused, and could continue to cause, the value of the euro to weaken. As a result, our operating results could be negatively impacted. In the event that one or more European countries were to replace the euro with another currency, business may be adversely affected until stable exchange rates are established.

Our ability to maintain our products’ price competitiveness is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar, and other currencies, may adversely impact our results of operations and our ability to offer products in certain markets at acceptable prices. For example, approximately $125 million of our annual revenue is earned from shipments to customers located in Ukraine, Russia and members of the CIS. Although these sales are denominated in euros, a significant weakening of the customers’ local currencies could adversely affect our customers’ credit risk and our revenue and results of operation.

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become constrained.

We require access to sufficient and reasonably priced quantities of pulpwood, purchased pulps, pulp substitutes, abaca fiber, synthetic fibers, and certain other raw materials.

Our Specialty Papers’ locations are vertically integrated manufacturing facilities that can generate approximately 85% of their annual pulp requirements.

Our Philippine mill purchases abaca fiber to produce abaca pulp a key fiber used to manufacture paper for single-serve coffee, tea and technical specialty products at our Gernsbach, Scaër, and Lydney facilities. At certain times, the supply of abaca fiber has been constrained due to factors such as weather related damage to the source crop as well as decisions by land owners to produce alternative crops in lieu of those used to produce abaca fiber.

Our Advanced Airlaid Materials business unit requires access to sufficient quantities of fluff pulp, the supply of which is subject to availability of certain softwoods. Softwood availability can be limited by many factors, including weather in regions where softwoods are abundant.

The cost of many of our production materials, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, coal is a principal source of fuel for both the Spring Grove and Chillicothe facilities. Natural gas is used as a source of fuel at Chillicothe and our Composite Fibers and Advanced Airlaid Materials business units’ facilities.

Government rules, regulations and policies have an impact on the cost of certain energy sources, particularly for our European operations. We currently benefit from a number of government sponsored programs designed to mitigate the cost of electricity to larger industrial consumers of power related to initiatives such as green energy or renewable energy sources. As the political environment changes, any reduction in the extent of government sponsored incentives may adversely affect the cost ultimately borne by our operations.

Although we have contractual cost pass-through arrangements with certain Advanced Airlaid Materials’ customers, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or if existing agreements with our customers limit price increases. If price adjustments significantly trail increases in raw materials or energy prices, our operating results could be adversely affected.

Our industry is highly competitive and increased competition could reduce our sales and profitability.

Specialty Papers    The global markets in which we compete have been adversely affected by capacity exceeding the demand for products, increased imports from foreign competitors and by uncoated free sheet demand which has been declining by 3% to 4% per year. As a result, the industry has taken steps to reduce capacity. However, slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a competitive disadvantage.

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

Some of the other factors that may adversely affect our ability to compete in Specialty Papers markets in which we participate include:

•	the entry of new competitors into the markets we serve;

•	the prevelance of imported product, particularly uncoated free sheet, into the U.S.;

•	the willingness of commodity-based producers to enter our markets when they are unable to compete or when demand softens in their traditional markets;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	the impact of electronic-based substitutes for certain of our products such as carbonless and forms, book publishing, and envelope papers;

•	the impact of replacement or disruptive technologies;

•	changes in end-user preferences;

•	our inability to develop new, improved or enhanced products;

•	our inability to maintain the cost efficiency of our facilities; and

•	the cost of regulatory environmental compliance requirements.

Composite Fibers and Advanced Airlaid Materials    The global markets in which we compete, although growing, are not as large as the markets for Specialty Papers. As a result, our ability to compete is more sensitive to and may be adversely impacted by the following:

•	the entry of new competitors into the markets we serve;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences; and

•	technological advances or changes that impact production of our products.

The impact of any significant changes as noted or otherwise may result in our inability to effectively compete in the markets in which we operate, and as a result our sales and operating results would be adversely affected.

We may not be able to develop new products acceptable to our customers.

Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers and to maintain our market share. Our success will depend, in part on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to:

•	anticipate and properly identify our customers’ needs and industry trends;

•	price our products competitively;

•	develop and commercialize new products and applications in a timely manner;

•	differentiate our products from our competitors’ products; and

•	invest efficiently in research and development activities.

Our inability to develop new products could adversely impact our business and ultimately harm our profitability.

GLATFELTER 2014 FORM 10-K        9

We are subject to substantial costs and potential liability for environmental matters.

We are subject to various environmental laws and regulations that govern our operations, including discharges into the environment, and the handling and disposal of hazardous substances and wastes. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. To comply with environmental laws and regulations, we have incurred, and will continue to incur, substantial capital and operating expenditures. The Clean Air Act, and similar regulations, will impose significant compliance costs or require significant capital expenditures. Compliance with the Clean Air Act will require process modifications and/or installation of air pollution controls on boilers at two of our facilities, as well as connecting to gas pipelines. Because of the complexities of this initiative, our inability to successfully complete all aspects of the project could adversely impact the expenditures required or our results of operations.

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

We continue to have exposure to potential liability for remediation and other costs related to the presence of polychlorinated biphenyls in the lower Fox River on which our former Neenah, Wisconsin mill was located. There can be no assurance that we will not be required to provide significant contributions to fund remediation efforts in the near term and/or ultimately pay material amounts to resolve our liability in the Fox River matter. We have financial reserves for environmental matters, including the Fox River site, but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complex and should be reviewed in the context set forth in more detail in Item 8 – Financial Statements and Supplementary Data – Note 23.

The Advanced Airlaid Materials business unit generates a substantial portion of its revenue from one customer serving the hygiene products market, the loss of which could have a material adverse effect on our results of operations.

Advanced Airlaid Materials generates the majority of its net sales of hygiene products from one customer. The loss of this customer could have a material adverse effect on their operating results. In addition, sales to the feminine hygiene market accounted for 77% of Advanced Airlaid Materials’ net sales in 2014 and sales are concentrated within a small group of large customers. A decline in sales of hygiene products could have a material adverse effect on this unit’s operating results. Our ability to effectively compete could be affected by technological advances which may introduce alternative or substitute products into this market segment. Customers in the airlaid non-woven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

Our operations may be impaired and we may be exposed to potential losses and liability as a result of natural disasters, acts of terrorism or sabotage or similar events.

If we have a catastrophic loss or unforeseen operational problem at any of our facilities, we could suffer significant lost production which could impair our ability to satisfy customer demands.

Natural disasters, such as earthquakes, hurricanes, typhoons, flooding or fire, and acts of terrorism or sabotage affecting our operating activities and major facilities could materially and adversely affect our operations, operating results and financial condition.

In addition, we own and maintain three dams in York County, Pennsylvania, that were built to ensure a steady supply of water for the operation of our facility in Spring Grove which is a primary manufacturing location for our envelope papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas. Any sudden failure of a dam, including as a result of natural disaster or act of terrorism or sabotage, would endanger occupants and residential, commercial and industrial structures, for which we could be liable. The failure of a dam could also be extremely disruptive and result in damage to or the shutdown of our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by our insurance policies or may substantially exceed the limits of our policies, and could materially and adversely affect our operating results and financial condition.

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

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim, one of the world’s hazard belts. By virtue of its geographic location, this mill is subject to, among similar types of natural disasters discussed above, cyclones, typhoons, and volcanic activity. Moreover, the area of Lanao del Norte has been a target of suspected terrorist activities. The most common bomb targets in Lanao del Norte to date have been power transmission towers. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks or power interruptions. The Mindanao mill supplies the abaca pulp that is used by our Composite Fibers business unit to manufacture our paper for single serve coffee and tea products and certain technical specialties products. Any interruption, loss or extended curtailment of operations at our Mindanao mill could affect our ability to meet customer demands for our products and materially affect our operating results and financial condition.

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

We are subject to cyber-security risks related to unauthorized or malicious access to sensitive customer, vendor, company or employee information as well as to the technology that supports our operations and other business processes.

Our business operations rely upon secure systems for mill operations, data capture, processing, storage and

GLATFELTER 2014 FORM 10-K        11

reporting. Although we maintain appropriate data security and controls, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Systems such as ours are inherently exposed to cyber-security risks and potential for attacks. The result of such attacks could result in a breach of data security and controls. Such a breach of our network, systems, applications or data could result in operational disruptions or damage or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with us, denial of access to the applications we use to plan our operations, procure materials, manufacture and ship products and account for orders, theft of intellectual knowhow and trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents.

Any of these operational disruptions and/or misappropriation of information could adversely affect our results of operations, create negative publicity and could have a material effect on our business.

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

Germany; France; and the Philippines; as well as substantially all of the equipment used in our manufacturing and related operations. Certain of our operations are under lease arrangements including our metallized paper production facility located in Caerphilly, Wales, office and warehouse space in Moscow, Russia, Souzou, China and our corporate offices located in York, Pennsylvania. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

ITEM 3	LEGAL PROCEEDINGS

We are involved in various lawsuits that we consider to be ordinary and incidental to our business. The ultimate outcome of these lawsuits cannot be predicted with certainty; however, except with respect to the Fox River matter referred to below, we do not expect such lawsuits, individually or in the aggregate, will have a material adverse effect on our consolidated financial position, liquidity or results of operations.

We are one of several defendants in a significant environmental matter relating to contamination in the Fox River and Bay of Green Bay in Wisconsin. For a discussion this matter, see Item 8 – Financial Statements and Supplementary Data – Note 23.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and senior management as of February 27, 2015.

Name	Age	Office with the Company
Dante C. Parrini	50	Chairman and Chief Executive Officer
John P. Jacunski	49	Executive Vice President and Chief Financial Officer
Christopher W. Astley	42	Senior Vice President & Business Unit President, Advanced Airlaid Materials
Brian E. Janki	42	Senior Vice President & Business Unit President, Specialty Papers
Martin Rapp	55	Senior Vice President & Business Unit President, Composite Fibers
William T. Yanavitch II	54	Senior Vice President, Human Resources and Administration
David C. Elder	46	Vice President, Finance
Kent K. Matsumoto	55	Vice President, General Counsel and Corporate Secretary
Mark A. Sullivan	60	Vice President, Global Supply Chain and Information Technology

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

Christopher W. Astley was named Senior Vice President & Business Unit President, Advanced Airlaid Materials in January 2015. He joined us in August 2010 as Vice President, Corporate Strategy and was promoted to Senior Vice President in February 2014. Prior to joining us, he was an entrepreneur leading a privately held business from 2004 until 2010. Prior to that Mr. Astley held positions with Accenture, a global management consulting firm, and The Coca-Cola Company.

Brian E. Janki serves as Senior Vice President & Business Unit President, Specialty Papers. Prior to joining us in August 2013 Mr. Janki was employed by Greif as their Vice President & General Manager, Rigid Industrial Packaging & Services. During his twelve years with Greif, Mr. Janki held leadership positions including profit/loss responsibilities for two business units, global responsibility for supply chain and sourcing, and transformational assignments including global oversight of the implementation of the Greif Business System.

Martin Rapp serves as Senior Vice President & Business Unit President, Composite Fibers. Mr. Rapp joined us in August 2006 and has lead the Composite Fibers business unit since that time. Prior to this, he was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002.

William T. Yanavitch II was promoted to Senior Vice President Human Resources and Administration in February 2014. Since joining us in July 2000, he has served as Vice President, Human Resources. Prior to joining us he worked for Dentsply International and Gould Pumps Inc. in various leadership capacities.

David C. Elder was promoted to Vice President, Finance in December 2011 and continues as our Chief Accounting Officer. Prior to his promotion, he was our Vice President, Corporate Controller, a position held since joining Glatfelter in January 2006. Mr. Elder was previously Corporate Controller for YORK International Corporation.

Kent K. Matsumoto was appointed Vice President, General Counsel and Corporate Secretary in October 2013. Mr. Matsumoto joined us in June 2012 as Assistant General Counsel and also served as interim General Counsel from March 2013 to October 2013. From July 2008 until February 2012, he was Associate General Counsel for Wolters Kluwer.

Mark A. Sullivan has served as Vice President, Global Supply Chain and Information Technology since his promotion in November 2012. Mr. Sullivan joined us in December 2003 as Chief Procurement Officer and he was appointed Vice President, Global Supply Chain in February 2005. Prior to joining Glatfelter, his experience included a broad array of operations and supply chain management responsibilities during twenty years with the DuPont Company.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

GLATFELTER 2014 FORM 10-K        13

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years:

Quarter	High	Low	Dividend
2014
Fourth	$27.18	$21.38	$0.11
Third	27.19	21.94	0.11
Second	27.54	24.07	0.11
First	32.00	26.52	0.11
2013
Fourth	$29.25	$25.01	$0.10
Third	28.21	25.13	0.10
Second	26.44	21.53	0.10
First	23.66	17.11	0.10

As of February 25, 2015, we had 1,115 shareholders of record.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. We compare our stock performance to the S&P Small Cap 600 Paper Products index comprised of us, Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., Schweitzer-Mauduit International and Wausau Paper Corp. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours. The following graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2009 and charts it through December 31, 2014.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2014	2013 (1)	2012		2011		2010 (4)
Net sales	$1,802,415	$1,722,615	$1,577,788		$1,603,154		$1,455,331
Energy and related sales, net	7,927	3,153	7,000		9,344		10,653
Total revenue	1,810,342	1,725,768	1,584,788		1,612,498		1,465,984

Net income	$69,246	$67,158	$59,379	(2)	$42,694	(3)	$54,434	(5)

Earnings per share
Basic	$1.60	$1.56	$1.39		$0.94		$1.19
Diluted	1.57	1.52	1.36		0.93		1.17

Total assets	$1,561,504	$1,678,410	$1,242,985		$1,136,925		$1,341,747
Total debt	404,612	442,325	250,000		227,000		333,022
Shareholders’ equity	649,109	684,476	539,679		490,404		552,442

Cash dividends declared per common share	0.44	0.40	0.36		0.36		0.36
Depreciation, depletion and amortization	70,555	68,196	69,500		69,313		65,839
Capital expenditures	66,046	103,047	58,752		64,491		36,491

Shares outstanding	43,054	43,130	42,784		42,650		45,976
Net tons sold	1,059,881	1,029,819	969,833		960,915		927,853
Number of employees	4,610	4,403	4,258		4,274		4,337

(1)	On April 30, 2013, we acquired Dresden Papier GmbH, the results of which are included prospectively from the acquisition date, including $101.8 million of net sales and $18.3 million of operating income.

(2)	During 2012, we recorded after-tax charges totaling $4.8 million related to the write-off of unamortized deferred issuance costs and the early redemption premium in connection with the refinancing of $200 million of bonds. In addition, net income includes a $4.0 million benefit from the conversion of alternative fuel mixture credits for cellulosic biofuel production credits.

(3)	During 2011, we recorded after-tax charges totaling $6.1 million related to the write-off of unamortized deferred issuance costs and original issue discount and the redemption premium in connection with the early redemption of $100 million of bonds.

(4)	The information set forth above for 2010 includes the financial information for Concert Industries Corp. prospectively from the February 12, 2010 acquisition date.

(5)	During 2010, net income included a $23.2 million tax benefit from cellulosic biofuel production credits.

GLATFELTER 2014 FORM 10-K        15

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements    This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	the impact of unplanned production interruption;

ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

x.	adverse results in litigation in the Fox River matter;

xi.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xii.	geopolitical events, including the impact of conflicts such as Russia and Ukraine;

xiii.	the impact of war and terrorism;

xiv.	disruptions in production and/or increased costs due to labor disputes;

xv.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xvi.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and

xvii.	our ability to finance, consummate and integrate acquisitions;

Introduction    We manufacture a wide array of specialty papers and fiber-based engineered materials and we manage our company along three business units:

•

Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, non-woven wall covering, papers for battery and capacitor applications, metallized papers, composite laminates, and other technical specialty papers;

•

Advanced Airlaid Materials with revenue from the sale of airlaid non-woven fabric like materials used in feminine hygiene products, adult incontinence products, cleaning pads, food pads, napkins, tablecloths, and baby wipes; and

•	Specialty Papers with revenue from the sale of carbonless papers, non-carbonless forms, book publishing, envelope & converting papers, and fiber-based engineered products.

RESULTS OF OPERATIONS

2014 versus 2013

Overview    Our net income in 2014 was $69.2 million, or $1.57 per diluted share, compared with $67.2 million, or $1.52 per diluted share, in 2013. On an adjusted earnings basis, a non-GAAP measure that excludes non-core business items discussed below, earnings per diluted share increased to $1.55 compared with $1.40 in 2013. Adjusted earnings per share increased 10.7% driven by improved results from our growth businesses, as well as lower pension expense. Our results were adversely impacted by significant costs related to pulp mill performance issues in Ohio, severe weather conditions and higher costs related to annual maintenance outages. In addition, our Composite Fibers business was adversely impacted by near-term macro-level challenges, including the fluid economic and political situation in Russia and Ukraine, weak economic growth in Europe as well as increased competitive pressures and higher market related downtime.

On October 1, 2014, we completed the acquisition of Spezialpapierfabrik Oberschmitten GmbH (SPO) for $8.0 million in cash. SPO’s results are reported as part of the Composite Fibers business unit prospectively from the acquisition date. SPO’s net sales included in our results totaled $8.2 million. It primarily produces highly technical papers for use in a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction.

Effective April 30, 2013, we completed the acquisition of Dresden Papier GmbH (“Dresden”) for $211 million, net of cash acquired. Our reported results include Dresden for a full year of 2014 and, in 2013, only prospectively from the acquisition date.

The following table sets forth summarized results of operations:

	Year ended December 31
In thousands, except per share	2014	2013
Net sales	$1,802,415	$1,722,615
Gross profit	235,154	218,660
Operating income	106,780	86,519
Net income	69,246	67,158
Earnings per diluted share	1.57	1.52

Our results reflect benefits from our two growth businesses as they delivered a combined 8% increase in net sales. Composite Fibers, driven by the previously acquired Dresden business, and Advanced Airlaid Materials reported improved operating profit of 9% and 18%, respectively, over the prior year period.

In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted net income and adjusted earnings per diluted share. We disclose this information so that investors can evaluate our performance exclusive of certain items that impact the comparability of results from period to period as it allows them to understand underlying operating trends and cash flow generation.

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets for the reconciliation of net income to adjusted earnings for the years ended December 31, 2014 and 2013:

In thousands, except per share	After-tax amounts	Diluted EPS
2014
Net income	$69,246	$1.57
Acquisition and integration related costs	603	0.01
Workforce efficiency charges	373	0.01
Asset impairment charge	2,356	0.05
Timberland sales and related costs	(2,995)	(0.07)
Alternative fuel mixture/Cellulosic biofuel credits	(1,115)	(0.03)
Adjusted earnings (non-GAAP)	$68,468	$1.55

2013
Net income	$67,158	$1.52
Acquisition and integration related costs	6,079	0.14
International legal entity restructuring	630	0.01
Timberland sales and related costs	(1,725)	(0.04)
Alternative fuel mixture/Cellulosic biofuel credits	(10,316)	(0.23)

Adjusted earnings (non-GAAP)	$61,826	$1.40

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

Adjusted net income consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Acquisition and integration related costs. These adjustments include costs directly related to the consummation of the acquisition process and those related to integrating recently acquired businesses. These costs are

GLATFELTER 2014 FORM 10-K        17

irregular in timing and as such may not be indicative of our past and future performance.

Workforce efficiency charges. This includes costs that are directly related to actions undertaken to reduce costs and improve operating efficiencies. Such costs were specifically incurred as part of our initiative to reduce global headcount as part of a more broad based cost reduction effort initiated in the fourth quarter of 2014.

Asset impairment charge. This adjustment represents a non-cash charge required to adjust to its estimated fair value the carrying value of a trade name intangible asset. Charges of this nature are irregular in timing and as such may not be indicative of our past and future performance.

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may significantly impact the our operating performance. As such, these items may not be indicative of past and future performance of the Company and therefore are excluded for comparability purposes.

Alternative fuel mixture/Cellulosic biofuel credits. These adjustments primarily reflect the release of reserves for uncertain tax position due to the lapse of statutes of limitation.

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

Our growth-oriented fiber-based engineered materials businesses reported improved results with operating profit increasing $9.7 million. However, Specialty Papers operating income declined $1.1 million reflecting the impact of operational issues and higher costs of maintenance outages nearly offset by higher selling prices.

Composite Fibers’ operating income for 2014 increased to $68.3 million from $62.4 million in 2013 primarily due to the inclusion of Dresden. Excluding Dresden, shipping volumes were essentially unchanged although the mix improved. This unit’s results were adversely impacted by increased competitive pressure and softness in certain markets or regions it sells to such as Russia and Ukraine.

Advanced Airlaid Materials’ operating income increased to $25.3 million compared with $21.5 million in 2013. The improved performance was largely driven by a 3.7% increase in shipping volumes. During 2014 this business unit successfully launched a new adult incontinence product.

Specialty Papers’ operating profit for 2014 totaled $38.6 million compared with $39.7 million in 2013. Volumes shipped were essentially unchanged in the comparison, although selling prices increased.

Business Unit Performance

	Year ended December 31
Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$617.9	$566.4	$281.7	$268.4	$902.9	$887.9	$–	$–	$1,802.4	$1,722.6
Energy and related sales, net	–	–	–	–	7.9	3.2	–	–	7.9	3.2
Total revenue	617.9	566.4	281.7	268.4	910.8	891.1	–	–	1,810.3	1,725.8
Cost of products sold	498.0	456.5	247.6	238.0	821.8	799.3	7.8	13.3	1,575.2	1,507.1
Gross profit (loss)	119.9	109.8	34.1	30.4	89.0	91.7	(7.8)	(13.3)	235.2	218.7
SG&A	51.6	47.4	8.8	8.9	50.4	52.0	22.4	25.5	133.2	133.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	–	–	–	(4.9)	(1.7)	(4.9)	(1.7)
Total operating income (loss)	68.3	62.4	25.3	21.5	38.6	39.7	(25.3)	(37.1)	106.8	86.5
Non-operating expense	–	–	–	–	–	–	(19.4)	(17.3)	(19.4)	(17.3)
Income (loss) before income taxes	$68.3	$62.4	$25.3	$21.5	$38.6	$39.7	$(44.7)	$(54.4)	$87.4	$69.2
Supplementary Data
Net tons sold (thousands)	157.3	133.6	99.7	96.1	802.9	800.2	–	–	1,059.9	1,029.8
Depreciation, depletion and amortization	$29.7	$24.8	$9.1	$8.9	$29.9	$33.2	$1.9	$1.3	$70.6	$68.2
Capital expenditures	23.9	56.9	7.6	6.7	32.1	33.8	2.4	5.7	66.0	103.0

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

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2014	2013	Change
Net sales	$1,802,415	$1,722,615	$79,800
Energy and related sales, net	7,927	3,153	4,774
Total revenues	1,810,342	1,725,768	84,574
Costs of products sold	1,575,188	1,507,108	68,080
Gross profit	$235,154	$218,660	$16,494
Gross profit as a percent of Net sales	13.0%	12.7%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2014	2013
Business Unit
Composite Fibers	34.3%	32.9%
Advanced Airlaid Material	15.6	15.6
Specialty Papers	50.1	51.5
Total	100.0%	100.0%

Net sales    for 2014 totaled $1,802.4 million, a 4.6% increase compared with 2013. Excluding the Dresden and SPO acquisitions, organic growth totaled 1.5%.

Composite Fibers’ net sales totaled $617.9 million in 2014, an increase of $51.5 million or 9% compared to 2013, primarily due to the inclusion of a full year of Dresden’s activity in 2014, compared with eight months in 2013, together with SPO’s results prospectively from the October 1, 2014 acquisition date. These factors were offset by lower selling prices and unfavorable currency translation of $11.9 million and $2.0 million, respectively. The lower selling prices primarily reflect the adverse impact of competitive pressures in certain market segments and weak economic conditions, particularly in Europe, Russia and Ukraine.

Composite Fibers’ operating income increased $5.9 million in the year over year comparison of 2014 to 2013 largely due to the inclusion of the Dresden acquisition for a full year, $5.7 million of operating and energy efficiency improvements, and $2.9 million benefit from lower raw material and energy costs, partially offset by the lower selling prices.

In Advanced Airlaid Materials, net sales totaled $281.7 million in 2014, an increase of $13.3 million or 5.0% compared to 2013, primarily due to a 3.7% increase in shipping volumes. Lower selling prices negatively affected the comparison by $1.1 million.

Advanced Airlaid Material’s operating income for 2014 increased $3.8 million, or 17.7%, compared to 2013, primarily due to higher shipping volumes and foreign currency translation.

In the Specialty Papers business unit, net sales totaled $902.9 million in 2014, an increase of $15.0 million or 1.7% compared to 2013 due to higher selling prices. Higher selling prices favorably affected the comparison by $21.7 million.

Specialty Papers’ operating income for 2014 was $1.1 million lower than 2013. The decline was primarily

GLATFELTER 2014 FORM 10-K        19

due to $22.3 million of higher costs related pulp mill performance issues, severe weather conditions, and maintenance spending. In addition, higher input costs adversely impacted the comparison by $3.3 million. These negative factors were nearly offset by higher selling prices and sales of excess power.

Energy and related sales increased $4.7 million in the year-over-year comparison as severe weather conditions early in 2014 resulted in higher selling prices for excess power.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for 2014 and 2013:

	Year ended December 31
In thousands	2014	2013	Change
Energy sales	$11,886	$8,189	$3,697
Costs to produce	(6,204)	(6,784)	580
Net	5,682	1,405	4,277
Renewable energy credits	2,245	1,748	497
Total	$7,927	$3,153	$4,774

Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent additional sales of RECs in future periods.

Asset impairment charge    During the third quarter of 2014, we recorded a $3.3 million non-cash asset impairment charge related to a trade name intangible asset acquired in connection with the 2013 Dresden acquisition. The charge was due to a change in the trade name’s estimated fair value, primarily driven by a substantial increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political instability. The charge is reflected in the accompanying consolidated statements of income under the caption “selling, general and administrative expenses.”

Other and Unallocated    The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $30.2 million in 2014 compared with $38.8 million in 2013. The decrease was primarily due to lower pension expense, legal and professional fees, partially offset by the asset impairment charge.

Pension Expense    The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Year ended December 31
In thousands	2014	2013	Change
Recorded as:
Costs of products sold	$6,605	$12,368	$(5,763)
SG&A expense	55	1,849	(1,794)
Total	$6,660	$14,217	$(7,557)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates, mortality, and the fair value of our pension assets. Pension expense for the full year of 2015 is expected to be approximately $11.5 million compared with $6.7 million in 2014. The increase is primarily due to lower discount rates and the adoption of updated mortality tables.

Gain on Sales of Plant, Equipment and Timberlands, net    During the years ended December 31, 2014 and 2013, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2014
Timberlands	2,753	$5,062	$4,855
Other	n/a	10	6
Total		$5,072	$4,861
2013
Timberlands	876	$1,445	$1,410
Other	n/a	502	316
Total		$1,947	$1,726

Income taxes    For 2014, we recorded a provision for income taxes of $18.1 million on pretax income of $87.4 million. The comparable amounts in 2013 were income tax expense of $2.0 million on $69.2 million of pretax income. Income tax expense in 2014 benefited by $4.2 million from the reduction of deferred tax liabilities and release of valuation allowances related to the restructuring of non-U.S. legal entities. Tax expense for 2013 benefited from a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. and by an aggregate of $16.3 million from cellulosic biofuel production credits, research and development credits, reduction in reserves due to lapse of statutes of limitation and changes in international statutory rates.

Foreign Currency    We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and

France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. Our euro denominated revenue exceeds euro expenses by approximately €120 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for 2014.

In thousands	Year ended December 31, 2014
Favorable (unfavorable)
Net sales	$2,298
Costs of products sold	(395)
SG&A expenses	(78)
Income taxes and other	307
Net income	$2,132

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

Net income increased 13.1% in the year over year comparison and totaled $67.2 million in 2013, or $1.52 per diluted share. In 2012 net income was $59.4 million, or $1.36 per diluted share. The year over year comparison reflects benefits from Dresden, a significant acquisition in 2013 previously discussed, solid performance from our two growth businesses and a favorable tax rate.

Our growth-oriented fiber-based engineered materials businesses reported improved results evidenced by a $29.8 million increase in operating income. However, total operating income from all of our business units increased $2.2 million reflecting the impact of a lower contribution from Specialty Papers. Overall, total net sales increased $144.8 million, or 9.2%, and shipping volumes increased 6.2% in the year-over-year comparison.

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

The following table sets for the reconciliation of net income to adjusted earnings for the years ended December 31, 2013 and 2012:

In thousands, except per share	After-tax amounts	Diluted EPS
2013
Net income	$67,158	$1.52
Acquisition and integration related costs	6,079	0.14
International legal entity restructuring	630	0.01
Timberland sales and related costs	(1,725)	(0.04)
Alternative fuel mixture/Cellulosic biofuel credits	(10,316)	(0.23)

Adjusted earnings (non-GAAP)	$61,826	$1.40

2012
Net income	$59,379	$1.36
Early redemption of $200 million bonds	4,784	0.11
Timberland sales and related costs	(5,388)	(0.12)
Alternative fuel mixture/Cellulosic biofuel credits	(4,020)	(0.09)

Adjusted earnings (non-GAAP)	$54,755	$1.25

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER 2014 FORM 10-K        21

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

On April 30, 2013, we completed the acquisition of Dresden for $211 million. Dresden’s results are included prospectively from the acquisition date as part of the Composite Fibers business unit. For additional information related to this acquisition, refer to Note 3 – Acquisitions.

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

During 2013, our growth oriented businesses generated approximately 48.5%, or $834.8 million, of our consolidated net sales compared with 43.3% in 2012, reflecting strategic initiatives to invest in growth businesses. Consolidated net sales for 2013 increased $144.8 million, or 9.2%, in the comparison to 2012 and totaled $1,722.6 million. The increase was primarily due to the Dresden acquisition and $8.7 million from the favorable impact of foreign currencies. Lower selling prices, primarily in Specialty Papers, adversely affected the comparison by $9.4 million. Shipping volumes increased 6.2% in the year over year comparison, or 1.8% excluding the Dresden acquisition.

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

Pension Expense    The following table summarizes the amounts of pension expense recognized for 2013 compared to 2012:

	Year ended December 31
In thousands	2013	2012	Change
Recorded as:
Costs of products sold	$12,368	$9,148	$3,220
SG&A expense	1,849	2,467	(618)
Total	$14,217	$11,615	$2,602

GLATFELTER 2014 FORM 10-K        23

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

Foreign Currency    We own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency in Canada is the U.S. dollar, in Germany and France the Euro, in the UK it is the British Pound Sterling, and in the Philippines it is the Peso. Our euro denominated revenue exceeds euro expenses. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates. The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results:

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

	Year ended December 31
In thousands	2014	2013
Cash and cash equivalents at beginning of period	$122,882	$97,679
Cash provided (used) by
Operating activities	99,577	173,635
Investing activities	(69,589)	(312,436)
Financing activities	(50,881)	163,175
Effect of exchange rate changes on cash	(2,152)	829
Net cash (used) provided	(23,045)	25,203
Cash and cash equivalents at end of period	$99,837	$122,882

At December 31, 2014, we had $99.8 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries are deemed to be permanently reinvested, substantially all of the cash and cash equivalents are available for use domestically. In addition to our cash and cash equivalents, $246.6 million is available under our revolving credit agreement, which matures in November 2016.

Cash provided by operating activities totaled $99.6 million in 2014 compared with $173.6 million in 2013. The decrease in operating cash flow was due to an increase in working capital usage, primarily related to an increase in inventory and reduction of accounts payable and accrued liabilities and higher tax payments.

Net cash used by investing activities declined by $242.8 million in the comparison of 2014 to 2013. Excluding $210.9 million of cash used in 2013 to acquire Dresden, cash used for investing activities declined in the comparison by $31.9 million due to lower capital expenditures. Capital expenditures totaled $66.0 million and $103.0 million in 2014 and 2013, respectively. The 2013 amount included $33.6 million related to the completion of the Composite Fibers capacity expansion project. Capital expenditures in 2015 are expected to be approximately $120 million to $130 million including approximately $40 million for Specialty Papers’ environmental compliance projects.

Net cash used by financing activities totaled $50.9 million in 2014 primarily reflecting net cash used to reduce revolving credit facility borrowings, complete common stock repurchases and pay dividends. In the same period of 2013, $163.2 million of cash was provided by financing activities primarily reflecting borrowings to fund the Dresden acquisition partially offset by dividends paid on common stock.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2014	2013
Revolving credit facility, due Nov. 2016	$90,555	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	12,155	–
2.05% Term Loan, due Mar. 2023	51,902	58,785
Total long-term debt	404,612	442,325
Less current portion	(5,734)	–
Long-term debt, net of current portion	$398,878	$442,325

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of December 31, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.2x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of December 31, 2014, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 – Financial Statements – Note 17.

Cash used for financing activities includes cash used for common stock dividends and to repurchase stock. In 2014, our Board of Directors authorized a 10% increase in our quarterly cash dividend. During 2014, we used $18.7 million of cash for dividends on our common stock compared with $17.0 million in 2013. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based

GLATFELTER 2014 FORM 10-K        25

upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

During 2014, we used $12.2 million to repurchase shares of our common stock. On May 1, 2014, our Board of Directors approved a $25 million increase to the share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, we may repurchase up to $50 million of outstanding common stock. The following table summarizes share repurchases made under this program through December 31, 2014:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	755,310	(16,627)
Remaining authorization		$33,373

The total repurchases set forth above includes 464,190 shares at a cost of $12.2 million completed in 2014. No shares were repurchased in 2013.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We will incur material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We have begun converting or replacing four coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. The total cost of these projects is estimated at $85 million to $90 million. However, the amount of capital spending ultimately incurred may differ, and the difference could be material. We expect to incur the majority of expenditures in 2015 and 2016. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

As more fully discussed in Note 23 – Commitments, Contingencies and Legal Proceedings, it is conceivable we will need to fund a portion of the on-going costs to remediate a portion of the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site. Although we are unable to determine with any degree of certainty the amount we may fund, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Item 1 – Financial Statements – Note 23 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt.

Off-Balance-Sheet Arrangements    As of December 31, 2014 and 2013, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the consolidated balance sheets included herein in Item 1 – Financial Statements.

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2014:

		Payments Due During the Year Ended December 31,
In millions	Total	2015	2016 to 2017	2018 to 2019	2020 and beyond
Long-term debt (1)	$490	$22	$138	$44	$286
Operating leases (2)	14	6	6	2	–
Purchase obligations (3)	97	71	25	1	–
Other long term obligations (4), (5)	86	9	13	14	50

Total	$687	$108	$182	$61	$336

(1)	Represents principal and interest payments due on long-term debt, the significant terms of which are discussed in Item 8 – Financial Statements, Note 17, “Long-term Debt.” The amounts set forth above include expected interest payments of $86 million over the term of the underlying debt instruments based contractual rates or current market rates in the case of variable rate instruments. See Item 8 – Financial Statements, Note 17, “Long-Term Debt”.

(2)	Represents rental agreements for various land, buildings, vehicles, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material, and forward purchases with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2014.

(4)	Primarily represents expected benefits to be paid pursuant to retirement medical plans and nonqualified pension plans and the expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements, Note 9, “Income Taxes”, such amounts totaled $15 million at December 31, 2014.

Critical Accounting Policies and Estimates    The preceding discussion and analysis of our consolidated financial position and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, long-lived assets, pension and post-employment obligations, environmental liabilities and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Pension and Other Post-Employment Obligations    Accounting for defined-benefit pension plans, and any curtailments thereof, requires various assumptions, including, but not limited to, discount rates, expected long-term rates of return on plan assets, future compensation growth rates and mortality rates. Accounting for our retiree medical plans, and any curtailments thereof, also requires various assumptions, which include, but are not limited to, discount rates and annual rates of increase in the per capita costs of health care benefits.

The following chart summarizes the more significant assumptions used in the actuarial valuation of our defined-benefit plans for each of the past three years:

	2014	2013	2012
Pension plans
Weighted average discount rate for benefit expense	5.20%	4.28%	5.09%
for benefit obligation	4.21	5.20	4.28
Expected long-term rate of on plan assets	8.00%	8.50%	8.50%
Rate of compensation increase	4.00	4.00	4.00
Other benefits
Weighted average discount rate for benefit expense	4.52%	3.58%	4.45%
for benefit obligation	3.89	4.52	3.58
Health care cost trend rate assumed for next year	7.46%	7.46%	7.68%
Ultimate cost trend rate	4.50	4.50	4.50
Year that the ultimate cost trend rate is reached	2028	2028	2028

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

Income Taxes    We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in our consolidated balance sheets, as well as operating loss and tax credit carry forwards. These deferred tax assets and liabilities are measured using enacted tax rates and laws

GLATFELTER 2014 FORM 10-K        27

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					December 31, 2014
Dollars in thousands	2015	2016	2017	2018	2019	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$255,470
At fixed interest rates – Term Loans	63,084	56,701	48,476	40,253	32,028	64,057	65,732
At variable interest rates	90,555	80,631	–	–	–	90,555	90,555
						$404,612	$411,757
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.12%	2.12%	2.12%	2.12%	2.12%
On variable rate debt	1.76%	1.76%	–	–	–

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2014. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2014, we had $404.6 million of long-term debt, of which 22.4% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At December 31, 2014, the interest rate paid was approximately 1.76%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.9 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 20.

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. Our euro denominated revenue exceeds euro expenses by approximately €120 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.

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

As of December 31, 2014, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2014, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2014, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.

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

GLATFELTER 2014 FORM 10-K        29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 27, 2015

GLATFELTER 2014 FORM 10-K        31

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
In thousands, except per share	2014	2013	2012
Net sales	$1,802,415	$1,722,615	$1,577,788
Energy and related sales, net	7,927	3,153	7,000
Total revenues	1,810,342	1,725,768	1,584,788
Costs of products sold	1,575,188	1,507,108	1,371,139
Gross profit	235,154	218,660	213,649
Selling, general and administrative expenses	133,235	133,867	121,590
Gains on dispositions of plant, equipment and timberlands, net	(4,861)	(1,726)	(9,815)
Operating income	106,780	86,519	101,874
Non-operating income (expense)
Interest expense	(18,921)	(17,965)	(18,694)
Interest income	159	310	460
Other, net	(635)	337	(4,699)
Total other expense	(19,397)	(17,318)	(22,933)
Income before income taxes	87,383	69,201	78,941
Income tax provision	18,137	2,043	19,562
Net income	$69,246	$67,158	$59,379

Earnings per share
Basic	$1.60	$1.56	$1.39
Diluted	1.57	1.52	1.36

Cash dividends declared per common share	$0.44	$0.40	$0.36

Weighted average shares outstanding
Basic	43,201	43,158	42,851
Diluted	44,066	44,299	43,672

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
In thousands	2014	2013	2012

Net income	$69,246	$67,158	$59,379

Foreign currency translation adjustments	(49,365)	14,826	11,358
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(1,281), $178 and $638, respectively	3,297	(517)	(1,609)
Unrecognized retirement obligations, net of taxes of $20,730, $(45,118) and $3,914, respectively	(33,445)	74,300	(6,974)
Other comprehensive income (loss)	(79,513)	88,609	2,775
Comprehensive (loss) income	$(10,267)	$155,767	$62,154

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2014 FORM 10-K        33

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2014	2013
Assets
Cash and cash equivalents	$99,837	$122,882
Accounts receivable (less allowance for doubtful accounts: 2014 – $2,703; 2013 – $2,725)	163,760	167,830
Inventories	248,705	236,310
Prepaid expenses and other current assets	62,320	59,560
Total current assets	574,622	586,582

Plant, equipment and timberlands, net	697,608	723,340
Goodwill	84,137	95,948
Intangible assets	77,098	96,081
Other assets	128,039	176,459
Total assets	$1,561,504	$1,678,410

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$5,734	$–
Accounts payable	157,070	161,242
Dividends payable	4,775	4,363
Environmental liabilities	1,075	125
Other current liabilities	111,077	122,637
Total current liabilities	279,731	288,367

Long-term debt	398,878	442,325
Deferred income taxes	104,016	141,020
Other long-term liabilities	129,770	122,222
Total liabilities	912,395	993,934
Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $0.01 par value; authorized – 120,000,000; issued – 54,361,980 (including treasury shares: 2014 – 11,307,589; 2013 – 11,234,039)	544	544
Capital in excess of par value	54,342	53,940
Retained earnings	919,468	869,329
Accumulated other comprehensive loss	(154,870)	(75,357)
	819,484	848,456
Less cost of common stock in treasury	(170,375)	(163,980)
Total shareholders’ equity	649,109	684,476
Total liabilities and shareholders’ equity	$1,561,504	$1,678,410

The accompanying notes are an integral part of these consolidated financial statements.

P.H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
In thousands	2014	2013	2012
Operating activities
Net income	$69,246	$67,158	$59,379
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	70,555	68,196	69,500
Amortization of debt issue costs and original issue discount	1,315	1,305	3,177
Pension expense, net of unfunded benefits paid	5,173	12,787	10,427
Charge for impairment of intangible asset	3,262	–	–
Deferred income tax benefit	(9,419)	(11,485)	(2,209)
Gains on dispositions of plant, equipment and timberlands, net	(4,861)	(1,726)	(9,815)
Share-based compensation	7,859	7,337	6,520
Change in operating assets and liabilities
Accounts receivable	(5,404)	(777)	(3,379)
Inventories	(21,456)	2,704	(12,615)
Prepaid and other current assets	(3,521)	7,965	(14,952)
Accounts payable	(4,175)	24,822	6,953
Accruals and other current liabilities	(12,802)	3,140	8,406
Other	3,805	(7,791)	(8,546)
Net cash provided by operating activities	99,577	173,635	112,846
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(66,046)	(103,047)	(58,752)
Proceeds from disposals of plant, equipment and timberlands, net	5,072	1,947	10,272
Acquisition, net of cash acquired	(8,015)	(210,911)	–
Other	(600)	(425)	(225)
Net cash used by investing activities	(69,589)	(312,436)	(48,705)
Financing activities
Proceeds from note offerings	–	–	250,000
Repayments of note offerings	–	–	(205,131)
Net borrowings under (repayments of) revolving credit facility	(30,720)	126,139	(27,000)
Payments of borrowing costs	–	(419)	(4,748)
Proceeds from term loans	12,592	56,091	–
Repurchases of common stock	(12,180)	–	(5,675)
Payments of dividends	(18,696)	(16,965)	(15,608)
Payments related to share-based compensation awards and other	(1,877)	(1,671)	2,673
Net cash (used) provided by financing activities	(50,881)	163,175	(5,489)
Effect of exchange rate changes on cash	(2,152)	829	750
Net (decrease) increase in cash and cash equivalents	(23,045)	25,203	59,402
Cash and cash equivalents at the beginning of period	122,882	97,679	38,277
Cash and cash equivalents at the end of period	$99,837	$122,882	$97,679

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$17,643	$17,231	$14,400
Income taxes, net	24,139	15,588	44,657

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2014 FORM 10-K        35

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2012	$544	$51,477	$775,825	$(166,741)	$(170,701)	$490,404
Net income			59,379			59,379
Other comprehensive income				2,775		2,775

Comprehensive income						62,154
Tax effect on exercise of stock awards		631				631
Cash dividends declared ($0.36 per share)			(15,611)			(15,611)
Share-based compensation expense		3,970				3,970
Repurchase of common shares					(5,675)	(5,675)
Delivery of treasury shares
RSUs		(1,433)			1,096	(337)
401 (k) plans		234			2,212	2,446
Employee stock options exercised – net		(2,387)			4,084	1,697

Balance at December 31, 2012	544	52,492	819,593	(163,966)	(168,984)	539,679

Net income			67,158			67,158
Other comprehensive income				88,609		88,609

Comprehensive income						155,767
Tax effect on exercise of stock awards		1,451				1,451
Cash dividends declared ($0.40 per share)			(17,422)			(17,422)
Share-based compensation expense		4,473				4,473
Delivery of treasury shares
RSUs		(1,763)			1,234	(529)
401 (k) plans		1,099			1,791	2,890
Employee stock options exercised – net		(3,812)			1,979	(1,833)

Balance at December 31, 2013	544	53,940	869,329	(75,357)	(163,980)	684,476

Net income			69,246			69,246
Other comprehensive loss				(79,513)		(79,513)

Comprehensive loss						(10,267)
Tax effect on exercise of stock awards		(14)				(14)
Cash dividends declared ($0.44 per share)			(19,107)			(19,107)
Share-based compensation expense		4,738				4,738
Repurchase of common shares					(12,180)	(12,180)
Delivery of treasury shares
RSUs		(4,121)			2,363	(1,758)
401 (k) plans		1,318			1,775	3,093
Employee stock options exercised – net		(1,519)			1,647	128

Balance at December 31, 2014	$544	$54,342	$919,468	$(154,870)	$(170,375)	$649,109

The accompanying notes are an integral part of the consolidated financial statements.

P. H. GLATFELTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, PA, U.S. operations include facilities in Spring Grove, PA and Chillicothe and Fremont, OH. International operations include facilities in Canada, Germany, France, the United Kingdom and the Philippines, and sales and distribution offices in Russia and China. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents, or directly to customers.

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

The range of estimated service lives used to calculate financial reporting depreciation for principal items of plant and equipment are as follows:

Buildings	15 – 45 Years
Machinery and equipment	5 – 40 Years
Other	3 – 25 Years

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

GLATFELTER 2014 FORM 10-K        37

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

Revenue from renewable energy credits is recorded under the caption “Energy and related sales, net” in the Consolidated Statements of Income and is recognized when all risks, rights and rewards to the certificate are transferred to the counterparty.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 – Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted for fiscal years beginning after December 15, 2016 and early adoption is not permitted. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

3.	ACQUISITIONS

On October 1, 2014, we completed the acquisition of all of the outstanding equity of Spezialpapierfabrik Oberschmitten GmbH (SPO) from FINSPO Beteiligungs-GmbH for $8.0 million, in cash. SPO has annual sales of approximately $33 million. SPO, located near Frankfurt, Germany, primarily produces highly technical papers for a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction. SPO also produces glassine products, which are used in cosmetics packaging, food packaging, and pharmaceutical dosage bags. SPO is operated as part of the Composite Fibers business unit, and complements other technical specialties.

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

GLATFELTER 2014 FORM 10-K        39

The acquisition of Dresden added another industry-leading nonwovens product line to our Composite Fibers business unit, and broadened our relationship with leading producers of consumer and industrial products. This acquisition also provides additional operational leverage and growth opportunities for Glatfelter globally, particularly in large markets such as China, and other developing markets in eastern Europe and Asia.

The allocation of the purchase price to assets acquired and liabilities assumed was as follows:

In thousands	Final Allocation
Assets
Cash and cash equivalents	$12,227
Accounts receivable	23,870
Inventory	13,864
Prepaid and other current assets	8,060
Plant, equipment and timberlands	60,951
Intangible assets	87,596
Goodwill	74,870
Total assets	281,438
Liabilities
Accounts payable	20,253
Deferred tax liabilities	36,120
Other long term liabilities	1,927
Total liabilities	58,300
Total	223,138
less cash acquired	(12,227)
Total purchase price	$210,911

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

In connection with the Dresden acquisition we recorded $74.9 million of goodwill and $87.6 million of intangible assets. The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, none of the goodwill is deductible. Intangible assets consisted of $9.8 million of non-amortizing tradename, and the remainder consists of technology and customer relationships. Refer to Note 6 – Asset Impairment Charge for additional information.

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue and operating income of Dresden included in our consolidated results of operations for 2013 totaled $101.8 million and $18.3 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2012:

	Year ended December 31
In thousands, except per share	2013	2012
Pro forma
Net sales	$1,779,434	$1,727,538
Net income	80,381	79,075
Diluted earnings per share	1.82	1.81

During 2013, we incurred legal, professional and advisory costs directly related to the Dresden acquisition totaling $3.2 million. For purposes of presenting the above pro forma financial information, such costs have been eliminated. All such costs are presented under the caption “Selling, general and administrative expenses” in the accompanying consolidated statements of income. In addition, the pro forma financial information excludes $1.1 million of charges to costs of products sold related to the write up of inventory to fair value and $2.0 million of integration related costs. This unaudited pro forma financial information above is not necessarily indicative of what the operating results would have been had the acquisition been completed at the beginning of the respective period nor is it indicative of future results.

4.	ENERGY AND RELATED SALES, NET

We sell excess power generated by the Spring Grove, PA facility. We also sell renewable energy credits generated by the Spring Grove, PA and Chillicothe, OH facilities representing sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste.

The following table summarizes this activity for each of the past three years:

	Year ended December 31
In thousands	2014	2013	2012
Energy sales	$11,886	$8,189	$5,284
Costs to produce	(6,204)	(6,784)	(4,187)
Net	5,682	1,405	1,097
Renewable energy credits	2,245	1,748	5,903
Total	$7,927	$3,153	$7,000

5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2014, 2013 and 2012, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2014
Timberlands	2,753	$5,062	$4,855
Other	n/a	10	6
Total		$5,072	$4,861
2013
Timberlands	876	$1,445	$1,410
Other	n/a	502	316
Total		$1,947	$1,726
2012
Timberlands	4,830	$9,494	$9,203
Other	n/a	778	612
Total		$10,272	$9,815

6.	ASSET IMPAIRMENT CHARGE

During the third quarter of 2014, in connection with our annual test of potential impairment of indefinite lived intangible assets, we recorded a $3.3 million non-cash asset impairment charge related to a trade name intangible asset acquired in connection with the 2013 Dresden acquisition. The charge was due to a change in the estimated fair value of the trade name, primarily driven by a substantial increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political instability. The estimated fair value, a Level 3 measurement, included the use of several key assumptions including, among others, estimated revenue and discount rates.

The charge is recorded in the accompanying consolidated statements of income under the caption “selling, general and administrative expenses.” For additional information on Goodwill and Intangible Assets, see Note 14.

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Year ended December 31
In thousands, except per share	2014	2013	2012
Net income	$69,246	$67,158	$59,379
Weighted average common shares outstanding used in basic EPS	43,201	43,158	42,851
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	865	1,141	821
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,066	44,299	43,672
Earnings per share
Basic	$1.60	$1.56	$1.39
Diluted	1.57	1.52	1.36

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31
In thousands	2014	2013	2012
Potential common shares	277	7	8

GLATFELTER 2014 FORM 10-K        41

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2014, 2013 and 2012.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	(49,365)	2,826	(40,266)	(2,803)	(89,608)
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	471	9,553	71	10,095
Net current period other comprehensive income (loss)	(49,365)	3,297	(30,713)	(2,732)	(79,513)
Balance at December 31, 2014	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Balance at January 1, 2013	$315	$(424)	$(159,560)	$(4,297)	$(163,966)

Other comprehensive income before reclassifications (net of tax)	14,826	(1,198)	54,906	4,187	72,721
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	681	15,107	100	15,888
Net current period other comprehensive income (loss)	14,826	(517)	70,013	4,287	88,609
Balance at December 31, 2013	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Balance at January 1, 2012	$(11,043)	$1,185	$(153,002)	$(3,881)	$(166,741)

Other comprehensive income before reclassifications (net of tax)	11,358	(39)	(18,657)	(244)	(7,582)
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	(1,570)	12,099	(172)	10,357
Net current period other comprehensive income (loss)	11,358	(1,609)	(6,558)	(416)	2,775
Balance at December 31, 2012	$315	$(424)	$(159,560)	$(4,297)	$(163,966)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31
In thousands	2014	2013	2012
Description				Line Item in Statements of Income

Cash flow hedges (Note 20)
(Gains) losses on cash flow hedges	$655	$945	$(2,183)	Costs of products sold
Tax (benefit) expense	(184)	(264)	613	Income tax provision
Net of tax	471	681	(1,570)

Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plan items	2,503	2,470	2,025	Costs of products sold
Prior service costs	830	649	430	Selling, general and administrative
Actuarial losses	8,965	16,399	13,764	Costs of products sold
	3,086	4,699	3,256	Selling, general and administrative
	15,384	24,217	19,475
	(5,831)	(9,110)	(7,376)	Income tax provision
Net of tax	9,553	15,107	12,099

Amortization of deferred benefit other plan items	(237)	(384)	(760)	Costs of products sold
Prior service costs	(51)	(96)	(177)	Selling, general and administrative
Actuarial losses	331	494	511	Costs of products sold
	71	147	149	Selling, general and administrative
	114	161	(277)
	(43)	(61)	105	Income tax provision
Net of tax	71	100	(172)
Total reclassifications, net of tax	$10,095	$15,888	$10,357

9.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from operations consisted of the following:

	Year ended December 31
In thousands	2014	2013	2012
Current taxes
Federal	$3,291	$625	$8,869
State	238	(4,365)	3,386
Foreign	24,027	17,268	9,516
	27,556	13,528	21,771
Deferred taxes and other
Federal	(3,975)	(10,973)	(5,456)
State	(147)	(474)	(920)
Foreign	(5,297)	(38)	4,167
	(9,419)	(11,485)	(2,209)
Income tax provision	$18,137	$2,043	$19,562

The amounts set forth above for total deferred taxes and other included a deferred tax benefit of $9.6 million, $15.1 million and $2.3 million in 2014, 2013 and 2012, respectively. Other taxes totaled an expense of $0.2 million, $3.6 million and $0.1 million in 2014, 2013 and 2012, respectively, associated with the deferred tax impact of uncertain tax positions.

The following are the domestic and foreign components of pretax income from operations:

	Year ended December 31
In thousands	2014	2013	2012
United States	$4,637	$(3,052)	$24,525
Foreign	82,746	72,253	54,416
Total pretax income	$87,383	$69,201	$78,941

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision is as follows:

	Year ended December 31
	2014	2013	2012
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.2	0.5	1.3
Foreign income tax rate differential	(5.0)	(5.0)	(3.9)
Change in statutory tax rates	(2.2)	(0.6)	(0.8)
Tax credits	(2.0)	(4.4)	(0.5)
Change in unrecognized tax benefits, net	1.3	(22.7)	0.4
Permanent differences on non-U.S. earnings	(2.8)	(0.4)	–
Cellulosic biofuel credit, net of incremental state tax and manufacturing deduction benefit	–	–	(6.1)
Valuation allowance	(2.7)	–	–
Other	(1.0)	0.6	(0.6)
Provision for income taxes	20.8%	3.0%	24.8%

The sources of deferred income taxes were as follows at December 31:

	2014		2013
In thousands	Current Asset (Liability)	Non current Asset (Liability)	Current Asset (Liability)	Non current Asset (Liability)
Reserves	$5,032	$7,987	$5,001	$7,919
Compensation	3,087	5,075	3,111	5,000
Post-retirement benefits	1,531	21,338	1,070	19,819
Property	–	(89,432)	–	(98,889)
Intangible Assets	–	(21,285)	–	(28,918)
Pension	532	(30,412)	802	(51,148)
Inventories	2,758	–	1,491	–
Other	(783)	1,171	893	2,377
Tax carryforwards	8,560	12,660	10,322	16,922
Subtotal	20,717	(92,898)	22,690	(126,918)
Valuation allowance	(934)	(2,288)	(1,255)	(4,905)
Total	$19,783	$(95,186)	$21,435	$(131,823)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2014	2013
Prepaid expenses and other current assets	$20,017	$21,447
Other assets	8,830	9,197
Other current liabilities	234	12
Deferred income taxes	104,016	141,020

GLATFELTER 2014 FORM 10-K        43

At December 31, 2014 we had state and foreign tax net operating loss (“NOL”) carryforwards of $86.9 million and $24.6 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire between 2015 and 2031; certain foreign NOL carryforwards expire between 2019 and 2033.

The state and foreign NOL carryforwards on the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

In addition, we had various state tax credit carryforwards totaling $0.4 million, which expire between 2015 and 2027, and foreign investment tax credits of $3.3 million which expire between 2020 and 2034.

As of December 31, 2014 and 2013, we established a valuation allowance of $3.2 million and $6.2 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain deferred foreign tax credits. The change in the valuation allowance was primarily due to a non-U.S. legal entity restructuring that made realization of the deferred tax assets more likely than not.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $1.8 million, $3.0 million and $0.4 million in 2014, 2013 and 2012, respectively, related to research and development credits and the fuels tax credits.

At December 31, 2014 and 2013, unremitted earnings of subsidiaries outside the United States deemed to be permanently reinvested totaled $305.6 million and $288.8 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be permanently reinvested as of December 31, 2014 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements. It is not practicable to determine the amount of additional taxes that have not been provided.

As of December 31, 2014, 2013 and 2012, we had $14.9 million, $14.9 million and $30.4 million of gross unrecognized tax benefits, respectively. As of December 31, 2014, if such benefits were to be recognized, approximately $14.9 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2014	2013	2012
Balance at January 1	$14.9	$30.4	$29.7
Increases in tax positions for prior years	0.7	0.2	1.4
Decreases in tax positions for prior years	(0.5)	(4.9)	(1.0)
Acquisition related:
Purchase Accounting	0.3	1.3	–
Increases in tax positions for current year	3.4	1.7	1.9
Settlements	(1.3)	–	(0.4)
Lapse in statutes of limitation	(2.6)	(13.8)	(1.2)
Balance at December 31	$14.9	$14.9	$30.4

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 – 2014	2011 – 2012
State	2010 – 2014	2011 – 2012
Canada(1)	2010 – 2014	2009
Germany(1)	2012 – 2014	2007 – 2011
France	2013 – 2014	2011 – 2012
United Kingdom	2013 – 2014	N/A
Philippines	2012 – 2014	2011

(1)	includes provincial or similar local jurisdictions, as applicable.

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31,
In millions	2014	2013	2012
Accrued interest payable	$0.6	$0.6	$1.4
Interest expense (income)	–	(0.8)	(0.3)
Penalties	–	–	–

10.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2014, there were 1,873,027 shares of common stock available for future issuance under the LTIP.

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

The following table summarizes RSU and PSA activity during the past three years:

Units	2014	2013	2012
Balance at January 1,	1,001,814	847,679	788,088
Granted	178,882	315,196	209,021
Forfeited	(47,379)	(47,831)	(52,800)
Shares delivered	(244,375)	(113,230)	(96,630)
Balance at December 31,	888,942	1,001,814	847,679

	2014	2013	2012
Compensation expense	$2,652	$2,882	$2,576

The amount granted in 2014, 2013 and 2012 includes 101,743, 183,910 and 161,083 PSAs, respectively, exclusive of reinvested dividends. The performance period for the 2012 PSAs concluded on December 31, 2014 and, based on actual performance relative to target, approximately 60% of the award was issued to participants in 2015. The weighted average grant date fair value per unit for awards in 2014, 2013 and 2012 was $28.89, $22.34 and $15.49, respectively. As of December 31, 2014, unrecognized compensation expense for outstanding RSUs and PSAs totaled $4.0 million. The weighted average remaining period over which the expense will be recognized is 2.7 years.

GLATFELTER 2014 FORM 10-K        45

Stock Only Stock Appreciation Rights    The following table sets forth information related to outstanding SOSARS:

	2014		2013		2012
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,977,133	$13.91	2,121,454	$12.93	2,298,288	$12.35
Granted	281,881	29.78	368,687	18.51	364,114	15.58
Exercised	(364,465)	13.99	(435,562)	12.63	(500,074)	12.06
Canceled / forfeited	(29,842)	19.36	(77,446)	16.28	(40,874)	14.31
Outstanding at December 31,	1,864,707	$16.20	1,977,133	$13.91	2,121,454	$12.93
Exercisable at December 31,	1,285,998	12.94	1,330,816	12.58	1,469,537	12.30
Vested and expected to vest	1,754,295		1,863,244		2,055,599

SOSAR Grants
Weighted average grant date fair value per share	$9.81		$5.74		$4.94
Aggregate grant date fair value (in thousands)	$2,764		$2,103		$1,797
Black-Scholes assumptions
Dividend yield	1.48%		2.16%		2.31%
Risk free rate of return	1.74%		1.01%		1.02%
Volatility	37.59%		39.58%		41.48%
Expected life	6 yrs		6 yrs		6 yrs
Compensation expense (in thousands)	$2,086		$1,591		$1,448

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period. As of December 31, 2014, the intrinsic value of SOSARs vested and expected to vest totaled $18.3 million. The remaining weighted average contractual life of outstanding SOSARs was 6.4 years as of December 31, 2014.

11.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

We provide non-contributory retirement benefits under both funded and unfunded plans to all U.S. employees and to certain non-U.S. employees. Participation and benefits under the plans are based upon the employees’ date of hire and the covered group in which that employee falls. U.S. benefits are based on either a unit-benefit formula for bargained hourly employees, or a final average pay formula or cash balance formula for salaried employees. Non-U.S. benefits are based, in the case of certain plans, on average salary and years of service and, in the case of other plans, on a fixed amount for each year of service. U.S. plan provisions and funding meet the requirements of the Employee Retirement Income Security Act of 1974. We use a December 31- measurement date for all of our defined benefit plans.

We also provide certain health care benefits to eligible U.S.-based retired employees and exclude all salaried employees hired after January 1, 2008. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to certain retirees over age 65 to help defray the costs of Medicare. Claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2014	2013	2014	2013
Change in Benefit Obligation
Balance at beginning of year	$487.7	$528.4	$54.8	$63.0
Service cost	10.4	11.6	1.5	2.9
Interest cost	24.8	21.8	2.5	2.1
Plan amendments	3.6	–	–	–
Participant contributions	–	–	1.3	1.4
Actuarial (gain)/loss	83.9	(44.0)	4.5	(10.5)
Benefits paid	(31.5)	(30.5)	(4.8)	(4.1)
Effect of currency rate changes	(1.3)	0.4	–	–
Balance at end of year	$577.6	$487.7	$59.8	$54.8
Change in Plan Assets
Fair value of plan assets at beginning of year	$601.2	$545.7	$–	$–
Actual return on plan assets	66.3	84.2	–	–
Total contributions	2.0	1.8	4.8	4.1
Benefits paid	(31.5)	(30.5)	(4.8)	(4.1)
Fair value of plan assets at end of year	638.0	601.2	–	–
Funded status at end of year	$60.4	$113.5	$(59.8)	$(54.8)

The December 31, 2014 measurement of projected benefit obligations reflects the adoption of new mortality assumptions. The assumed mortality rates were derived from actuarially determined expected lives. The impact of changing assumptions is reflected as an actuarial loss in the change in benefit obligation. Other items included in this caption include the changes in discount rates offset by better than expected return on assets.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2014	2013	2014	2013
Other long-term assets	$102.0	$148.9	$–	$–
Current liabilities	(2.0)	(2.3)	(3.7)	(4.0)
Other long-term liabilities	(39.6)	(33.1)	(56.1)	(50.8)
Net amount recognized	$60.4	$113.5	$(59.8)	$(54.8)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2014	2013	2014	2013
Prior service cost/(credit)	$15.1	$14.8	$(1.1)	$(1.4)
Net actuarial loss	181.3	131.9	5.5	1.4

The accumulated benefit obligation for all defined benefit pension plans was $553.8 million and $471.1 million at December 31, 2014 and 2013, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2014	2013	2014	2013
Discount rate – benefit obligation	4.21%	5.20%	3.89%	4.52%
Future compensation growth rate	4.00	4.00	–	–

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2014 ranged from 2.00% to 4.36% for pension plans and from 3.56% to 3.95% for other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2014	2013
Projected benefit obligation	$41.7	$35.4
Accumulated benefit obligation	36.1	31.6
Fair value of plan assets	–	–

Net periodic benefit cost includes the following components:

	Year Ended December 31
In millions	2014	2013	2012
Pension Benefits
Service cost	$10.4	$11.6	$11.3
Interest cost	24.8	21.8	23.0
Expected return on plan assets	(43.9)	(43.4)	(42.2)
Amortization of prior service cost	3.3	3.1	2.5
Amortization of actuarial loss	12.1	21.1	17.0

Total net periodic benefit cost	$6.7	$14.2	$11.6

Other Benefits
Service cost	$1.5	$2.9	$2.8
Interest cost	2.5	2.1	2.4
Expected return on plan assets	–	–	(0.5)
Amortization of prior service cost/(credit)	(0.3)	(0.5)	(0.9)
Amortization of actuarial loss	0.4	0.6	0.7

Total net periodic benefit cost	$4.1	$5.1	$4.5

The prior service cost and actuarial net loss for our defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into our results of operations as a component of net periodic benefit cost over the next fiscal year are $3.1 million and $18.3 million, respectively. The comparable amounts of expected amortization for other benefit plans are a credit of $0.3 million and expense of $0.4 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2014	2013
Pension Benefits
Actuarial (gain) loss	$61.5	$(84.7)
Plan amendments	3.6	–
Amortization of prior service cost	(3.3)	(3.1)
Amortization of actuarial losses	(12.1)	(21.1)

Total recognized in other comprehensive (income) loss	49.7	(108.9)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$56.4	$(94.7)

Other Benefits
Actuarial (gain) loss	$4.5	$(10.5)
Amortization of prior service cost	0.3	0.5
Amortization of actuarial losses	(0.4)	(0.6)

Total recognized in other comprehensive (income) loss	4.4	(10.6)

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$8.5	$(5.5)

GLATFELTER 2014 FORM 10-K        47

The weighted-average assumptions used in computing the net periodic benefit cost information above were as follows:

	Year Ended December 31
	2014	2013	2012
Pension Benefits
Discount rate – benefit expense	5.20%	4.28%	5.09%
Future compensation growth rate	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.00	8.50	8.50
Other Benefits
Discount rate – benefit expense	4.52%	3.58%	4.45%
Expected long-term rate of return on plan assets	–	–	8.50

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2014	2013
Health care cost trend rate assumed for next year	7.46%	7.46%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Year that the rate reaches the ultimate rate	2028	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	Increase	Decrease
Effect on:
Post-retirement benefit obligation	$5.3	$4.7
Total of service and interest cost components	0.4	0.4

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

Risk is minimized by diversification by asset class, by style of each manager and by sector and industry limits when applicable. The target allocation for the Plan assets are:

Domestic Equity
Large cap	35%
Small and mid cap	12
International equity	13
Real Estate Investment
Trusts (REIT)	5
Fixed income, cash and cash equivalents	35

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

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	December 31, 2014
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$187.6	$187.6	$–	$–
Small and mid cap	61.1	61.1	–	–
International equity	104.5	65.1	39.4	–
REIT	31.6	31.6	–	–
Fixed income	235.0	27.3	207.7	–
Cash and equivalents	18.2	–	18.2	–
Total	$638.0	$372.7	$265.3	$–

	December 31, 2013
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$204.6	$204.6	$–	$–
Small and mid cap	68.1	68.1	–	–
International equity	114.3	73.7	40.6	–
REIT	25.9	25.9	–	–
Fixed income	171.6	40.4	131.2	–
Cash and equivalents	16.7	–	16.7	–
Total	$601.2	$412.7	$188.5	$–

Cash Flow    We were not required to make contributions to our qualified pension plan in 2014 nor do we expect to make any to this plan in 2015. Benefit payments expected to be made in 2015 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$2,108
Other benefit plans	3,769

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2015	$36,012	$3,769
2016	35,826	3,987
2017	36,061	4,450
2018	35,751	4,808
2019	35,919	5,202
2020 through 2024	186,858	40,001

Defined Contribution Plans    We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. We will match a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock out of treasury. The expense associated with our 401(k) match was $2.0 million, $1.9 million and $1.7 million in 2014, 2013 and 2012, respectively.

12.	INVENTORIES

Inventories, net of reserves were as follows:

	December 31
In thousands	2014	2013
Raw materials	$61,266	$59,440
In-process and finished	117,580	109,578
Supplies	69,859	67,292
Total	$248,705	$236,310

We value all of our U.S. inventories, excluding supplies, on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $25.4 million and $24.5 million higher than reported at December 31, 2014 and 2013, respectively.

13.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2014	2013
Land and buildings	$208,230	$206,891
Machinery and equipment	1,265,317	1,279,264
Furniture, fixtures, and other	157,730	159,674
Accumulated depreciation	(989,093)	(976,645)
	642,184	669,184
Construction in progress	49,078	47,271
Asset retirement obligation, net	3,021	4,748
Timberlands, less depletion	3,325	2,137
Total	$697,608	$723,340

As of December 31, 2014 and 2013, we had $16.3 million and $11.9 million, respectively, of accrued capital expenditures.

14.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets:

	December 31
In thousands	2014	2013
Goodwill – Composite Fibers	$84,137	$95,948
Specialty Papers
Customer relationships	$6,155	$6,155
Composite Fibers
Tradename	5,902	10,325
Technology and related	41,749	46,038
Customer relationships and related	37,421	42,251
Advanced Airlaid Materials
Technology and related	1,500	1,623
Customer relationships and related	3,042	3,445
Total intangibles	95,769	109,837
Accumulated amortization	(18,671)	(13,756)
Net intangibles	$77,098	$96,081

GLATFELTER 2014 FORM 10-K        49

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

In thousands	2014	2013	2012
Aggregate amortization expense:	$6,136	$4,511	$1,778
Estimated amortization expense:
2015	5,859
2016	5,398
2017	5,124
2018	5,124
2019	5,124

The remaining weighted average useful life of intangible assets was 14.7 years at December 31, 2014.

15.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2014	2013
Pension	$102,007	$148,849
Other	26,032	27,610
Total	$128,039	$176,459

16.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2014	2013
Accrued payroll and benefits	$39,471	$41,492
Other accrued compensation and retirement benefits	7,920	8,372
Income taxes payable	3,502	6,546
Accrued rebates	18,910	20,208
Other accrued expenses	41,274	46,019
Total	$111,077	$122,637

17.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2014	2013
Revolving credit facility, due Nov. 2016	$90,555	$133,540
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	12,155	–
2.05% Term Loan, due Mar. 2023	51,902	58,785
Total long-term debt	404,612	442,325
Less current portion	(5,734)	–
Long-term debt, net of current portion	$398,878	$442,325

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of December 31, 2014, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.15x, within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2014, we met all of the requirements of our debt covenants.

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

The IKB loans provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, will be calculated by reference to our Amended and Restated Credit Agreement, dated November 21, 2011.

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $5.1 million at December 31, 2014 and are reported under the caption “Other assets” in the accompanying consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $1.3 million in 2014.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2015	$5,734
2016	98,779
2017	8,224
2018	8,224
2019	8,224
Thereafter	275,427

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2014 and 2013, we had $5.3 million and $5.2 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

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

GLATFELTER 2014 FORM 10-K        51

the lagoons. The amount referred to above, in addition to upward revisions, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period.

Following is a summary of the reserve for asset retirement obligations for the periods indicated:

In thousands	2014	2013
Balance at January 1,	$5,032	$8,882
Accretion	145	229
Payments	(827)	(2,824)
Gain	(236)	(1,255)
Balance at December 31,	$4,114	$5,032

During 2014 and 2013, we recognized gains of $0.2 million and $1.3 million, respectively, related to the progress of closure activities for a portion of the lagoons required to be retired. The gains are reflected in the accompanying consolidated statements of income under the caption “costs of products sold.”

The following table summarizes the line items in the accompanying consolidated balance sheets where the asset retirement obligations are recorded:

	December 31
In thousands	2014	2013
Other current liabilities	$2,855	$915
Other long-term liabilities	1,259	4,117
Total	$4,114	$5,032

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	December 31, 2014		December 31, 2013
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$90,555	$90,555	$133,540	$133,540
Fixed-rate bonds	250,000	255,470	250,000	254,533
2.05% Term loan	51,902	53,106	58,785	57,952
2.40% Term loan	12,155	12,626	–	–
Total	$404,612	$411,757	$442,325	$446,025

As of December 31, 2014 and 2013, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 20.

20.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

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

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases or other production costs with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into cost of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying consolidated statements of income as non-operating income (expense) under the caption “Other-net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31
In thousands	2014	2013
Derivative	Sell (Buy) Notional
Sell / Buy
Euro / U.S. dollar	(32,527)	(27,105)
U.S. dollar / Canadian dollar	(10,036)	(13,077)
Euro / Philippine peso	(523,313)	–
British Pound / Philippine peso	(260,535)	–
Euro / British Pound	4,592	–

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments – Foreign Currency Hedges    We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of income under the caption “Other, net.”

	December 31
In thousands	2014	2013
Derivative	Sell (Buy) Notional
Sell / Buy
U.S. dollar / British Pound	9,000	6,000
Euro / British Pound	(3,000)	(8,000)
Euro / British Pound	2,000	5,000
Canadian dollar / U.S. dollar	–	2,000
U.S. dollar / Euro	4,000	2,000
Euro / U.S. dollar	–	9,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31		December 31
In thousands	2014	2013	2014	2013
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$3,106	$–	$394	$1,163
Not designated as hedging:
Forward foreign currency exchange contracts	$70	$36	$161	$46

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

	Year ended December 31
In thousands	2014	2013	2012
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(655)	$(945)	$2,183
Ineffective portion – other – net	184	38	311
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$1,599	$(455)	$(696)

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

The fair values of the foreign exchange forward contracts are considered to be Level 2. Foreign currency forward contracts are valued using foreign currency forward and interest rate curves. The fair value of each contract is determined by comparing the contract rate to the forward rate and discounting to present value. Contracts in a gain position are recorded in the accompanying consolidated balance sheets under the caption “Prepaid expenses and other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2014	2013
Balance at January 1,	$(1,296)	$(599)
Deferred (losses) gains on cash flow hedges	3,923	(1,642)
Reclassified to earnings	655	945
Balance at December 31,	$3,282	$(1,296)

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve months and the amount ultimately recognized will vary depending on actual market rates.

Credit risk related to derivative activity arises in the event a counterparty fails to meet its obligations to us. This exposure

GLATFELTER 2014 FORM 10-K        53

is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

21.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year ended December 31
In thousands	2014	2013	2012
Shares outstanding at beginning of year	43,130	42,784	42,650
Shares repurchased	(464)	–	(374)
Treasury shares issued for:
Restricted stock awards	162	86	76
401(k) plan	116	123	152
Employee stock options exercised	110	137	280
Shares outstanding at end of year	43,054	43,130	42,784

22.	SHARE REPURCHASES

On May 1, 2014, our Board of Directors approved a $25 million increase to the share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, we may repurchase up to $50 million of outstanding common stock. The following table summarizes share repurchases made under this program through December 31, 2014:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	755,310	(16,627)
Remaining authorization		$33,373

During 2014, we repurchased 464,190 shares for $12.2 million.

23.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments    The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2015	$6,244	$71,402
2016	3,742	23,818
2017	2,256	1,176
2018	1,392	536
2019	394	98
Thereafter	1	–

Other contractual obligations primarily represent minimum purchase commitments under energy supply contracts and other purchase obligations.

At December 31, 2014, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $14.0 million and $97.0 million, respectively.

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

The potentially responsible parties (“PRPs”) consisted of us, Appvion, Inc. (formerly known as Appleton Papers Inc.), CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (“Georgia Pacific”, formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation (“NCR”), U.S. Paper Mills Corp., and WTM I Company. After giving effect to settlements reached with the Governments, the remaining PRPs consist of us, Georgia-Pacific Consumer Products, L.P. and NCR.

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

The Governments previously indicated their expectation to have work in OU2-5 completed at a rate estimated to cost at least $70 million in 2015 and 2016 and at lower rates thereafter. We understand the cost for the 2015 dredging season may exceed $90 million.

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

However, on October 14, 2014, the Governments represented to the district court that if certain settlements providing $45.9 million toward compensation of NRDs were approved, the total NRD recovery would amount to $105 million. The Governments would consider those recoveries adequate and they would withdraw their claims against us and NCR for additional compensation of NRDs. Some of the settling parties, including all of the settling parties contributing the $45.9 million, have waived their rights to seek contribution from us of the settlement amounts. We previously paid a portion of the other $59 million in earlier settlements.

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

We contend the district court should, after further consideration, reinstate the 100%, or some similar very high, allocation to NCR of all the costs, and we should bear no share or a very small share. However, NCR has taken a contrary position and has sought contributions from others for future work until all allocation issues are

GLATFELTER 2014 FORM 10-K        55

resolved. In order to ensure compliance with the UAO and to ensure work continues in OU2-5, in the absence of an agreement amongst us, NCR and Georgia-Pacific, it is possible the Governments may attempt to force the funding while a final allocation in the Whiting Litigation is pursued. We cannot predict the outcome of any such actions or any possible resulting litigation. Therefore, in the interim it is conceivable we may be required to contribute resources to fund a portion of the annual cost of remedial actions in OU2-5. Although we are unable to determine with any degree of certainty the amount we may fund, those amounts could be significant. Any amounts we pay or any other party pays in the interim are likely to be subject to reallocation when the Whiting Litigation is resolved. The district court has established a schedule for the Whiting Litigation under which it would hold a trial in June 2016 on remaining issues.

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

Enforcement Litigation.    In October 2010, the United States and the State of Wisconsin brought an action (“Government Action”) in the federal district court in Green Bay against us and 13 other defendants seeking (a) to recover all of their unreimbursed past costs, (b) a declaration of joint and several liability for all of their future costs, (c) NRDs, and (d) a declaration of liability of all of the respondents on the UAO to perform the remedy in OU2-5 as required by the UAO and a mandatory permanent injunction to the same effect. The last of these claims was tried in 2012, and in May 2013, the district court enjoined us, NCR, WTM I, and Menasha Corp. to perform the work under the UAO. As the result of partial settlements, U.S. Paper Mills Corp. and Georgia-Pacific Consumer Products L.P. agreed to joint and several liability for some of the work. Appvion was held not liable for this Site under CERCLA.

All other potentially responsible parties, including the United States and the State of Wisconsin, have either settled with the Governments or entered into a consent decree that awaits approval from the district court. As a result, the remaining defendants consist of us, NCR, and Georgia-Pacific.

We appealed the injunction to the United States Court of Appeals for the Seventh Circuit, as did NCR, WTM I, and Menasha. On September 25, 2014, the court of appeals decided our and NCR’s appeals; the others’ appeals were not decided because they have entered into a settlement that awaits approval. The court of appeals vacated the injunction as to us and NCR. However, it affirmed the district court’s ruling that we are liable for response actions in OU2-5 and for complying with the UAO. The court of appeals vacated and remanded the district court’s decision that NCR had failed to prove that liability for OU2-5 could be apportioned, directing the lower court to consider issues it had not considered initially. The United States has since moved for a judgment against NCR based on further findings from the existing evidentiary record, and we await a decision on that motion.

Except as described above with respect to the claim for NRDs, the pending settlement, and the motion for a judgment on further findings, we do not know the Governments’ intentions concerning further litigation of the Government Action, nor do we know the schedule for any further proceedings. We cannot now predict when it will be resolved.

Reserves for the Site.    As of December 31, 2014, our reserve for the Site totaled $16.3 million, including our remediation and ongoing monitoring obligations in OU1, our share of remediation of the rest of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site. Of our total reserve for the Fox River, $1.1 million is recorded in the accompanying consolidated balance sheets under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.” In the event we are required to fund remediation activities in OU2-5, such developments would affect the classification of the current portion of our reserve.

As described above, the appellate court vacated and remanded for reconsideration the district court’s ruling in the Whiting Litigation that NCR would bear 100% of costs for the downstream portion of the Site. We continue to believe we will not be allocated a significant share of liability in any final equitable allocation of the response costs for OU2-5 or for NRDs. The accompanying consolidated financial statements do not include reserves for any future defense costs, which could be significant, related to our involvement at the Site.

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

Summary.    Our current assessment is we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or yeas, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance our reserves will be adequate to provide for future obligations related to this matter, or our share of costs and/or damages will not exceed our available resources, or those obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations. Should a court grant the United States or the State of Wisconsin relief requiring us individually either to perform directly or to contribute significant amounts towards remedial action downstream of Little Lake Butte des Morts those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

GLATFELTER 2014 FORM 10-K        57

24.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the year ended December 31, 2014 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$617.9	$281.7	$902.9	$–	$1,802.4
Energy and related sales, net	–	–	7.9	–	7.9
Total revenue	617.9	281.7	910.8	–	1,810.3
Cost of products sold	498.0	247.6	821.8	7.8	1,575.2
Gross profit	119.9	34.1	89.0	(7.8)	235.2
SG&A	51.6	8.8	50.4	22.4	133.2
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(4.9)	(4.9)
Total operating income (loss)	68.3	25.3	38.6	(25.3)	106.8
Non-operating expense	–	–	–	(19.4)	(19.4)
Income (loss) before income taxes	$68.3	$25.3	$38.6	$(44.7)	$87.4
Supplementary Data
Plant, equipment and timberlands, net	$277.8	$163.6	$250.1	$6.1	$697.6
Depreciation, depletion and amortization	29.7	9.1	29.9	1.9	70.6
Capital expenditures	23.9	7.6	32.1	2.4	66.0

For the year ended December 31, 2013 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$566.4	$268.4	$887.9	$–	$1,722.6
Energy and related sales, net	–	–	3.2	–	3.2
Total revenue	566.4	268.4	891.0	–	1,725.8
Cost of products sold	456.5	238.0	799.3	13.3	1,507.1
Gross profit	109.8	30.4	91.7	(13.3)	218.7
SG&A	47.4	8.9	52.0	25.5	133.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(1.7)	(1.7)
Total operating income (loss)	62.4	21.5	39.7	(37.1)	86.5
Non-operating expense	–	–	–	(17.3)	(17.3)
Income (loss) before income taxes	$62.4	$21.5	$39.7	$(54.4)	$69.2
Supplementary Data
Plant, equipment and timberlands, net	$300.0	$175.1	$242.6	$5.6	$723.3
Depreciation, depletion and amortization	24.8	8.9	33.2	1.3	68.2
Capital expenditures	56.9	6.7	34.3	5.1	103.0

For the year ended December 31, 2012 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$436.7	$246.3	$894.8	$–	$1,577.8
Energy and related sales, net	–	–	7.0	–	7.0
Total revenue	436.7	246.3	901.8	–	1,584.8
Cost of products sold	362.6	218.7	779.5	10.3	1,371.1
Gross profit	74.2	27.6	122.3	(10.4)	213.6
SG&A	38.1	9.6	55.0	18.9	121.6
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(9.8)	(9.8)
Total operating income (loss)	36.1	18.0	67.3	(19.5)	101.9
Non-operating expense	–	–	–	(22.9)	(22.9)
Income (loss) before income taxes	$36.1	$18.0	$67.3	$(42.4)	$78.9
Supplementary Data
Plant, equipment and timberlands, net	$200.1	$172.9	$247.9	$0.3	$621.2
Depreciation, depletion and amortization	23.5	8.7	37.4	–	69.5
Capital expenditures	31.4	3.9	23.1	0.3	58.8

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

Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products;

•	Non-woven wall covering base materials used by the world’s largest wallpaper manufacturers;

•	Metallized products used in the labeling of beer bottles, packaging innerliners, gift wrap, self-adhesive labels and other consumer product applications;
•	Composite Laminates papers used in production of decorative laminates; and

•	Technical Specialties a diverse line of special paper products used in batteries and capacitors, adhesive tapes and other highly-engineered applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2014	2013	2012
Food & beverage	$296,304	$302,738	$265,423
Wall covering	149,957	97,698	–
Metallized	80,839	83,949	87,720
Composite laminates	38,159	39,296	44,613
Technical specialties and other	52,592	42,679	38,984
Total	$617,851	$566,360	$436,740

The Advanced Airlaid Materials business unit is a leading global supplier of highly absorbent cellulose-based airlaid non-woven materials used to manufacture a diverse range of consumer and industrial products for growing global end-user markets. These products include:

•	feminine hygiene;

•	adult incontinence;

•	specialty wipes; home care;

•	table top; and

•	food pads.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2014	2013	2012
Feminine hygiene	$216,836	$219,222	$197,792
Adult incontinence	17,586	5,046	6,959
Wipes	16,002	15,186	13,562
Home care	15,401	14,857	14,527
Other	15,848	14,085	13,442
Total	$281,673	$268,396	$246,282

GLATFELTER 2014 FORM 10-K        59

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & noncarbonless forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Engineered products for digital imaging, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications;

•	Envelope and converting papers primarily utilized for transactional and direct mail envelopes; and

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2014	2013	2012
Carbonless & forms	$376,959	$369,618	$372,950
Engineered products	194,189	184,913	187,724
Envelope & converting	183,194	175,928	174,781
Book publishing	144,744	153,054	155,925
Other	3,805	4,346	3,397
Total	$902,891	$887,859	$894,777

No individual customer accounted for more than 10% of our consolidated net sales in 2014, 2013 or 2012. However, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in 2014, 2013 and 2012.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2014		2013		2012
In thousands	Net sales	Plant, Equipment and Timberlands–Net	Net sales	Plant, Equipment and Timberlands–Net	Net sales	Plant, Equipment and Timberlands–Net
United States	$980,933	$256,251	$968,833	$248,306	$952,195	$248,185
Germany	529,003	257,311	483,859	287,880	358,442	191,559
United Kingdom	103,219	62,617	107,082	63,650	119,092	59,131
Canada	129,401	82,774	113,414	83,033	106,702	83,796
Other	59,859	38,655	49,427	40,471	41,357	38,515
Total	$1,802,415	$697,608	$1,722,615	$723,340	$1,577,788	$621,186

25.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income (“statements of income”), and cash flows for the years ended December 31, 2014, 2013 and 2012 and our condensed consolidating balance sheets (“balance sheets”) as of December 31, 2014 and 2013. Our presentation of the Guarantors’ statements of income for the years ended December 31, 2013 and 2012 and balance sheet as of December 31, 2013, has been restated to correctly apply the equity method of accounting to reflect the Guarantors’ equity interests in certain Non Guarantors. Such changes are reflected under the captions “Equity in earnings of subsidiaries” and “Investments in subsidiaries” in the accompanying condensed consolidating statements of income and condensed consolidating balance sheets, respectively. The correction had no impact on any financial information of the Parent Company or the Non Guarantors nor on the statement of cash flows.

Condensed Consolidating Statement of Income for the

year ended December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$902,892	$35	$899,523	$(35)	$1,802,415
Energy and related sales, net	7,927	–	–	–	7,927
Total revenues	910,819	35	899,523	(35)	1,810,342
Costs of products sold	829,336	34	745,853	(35)	1,575,188
Gross profit	81,483	1	153,670	–	235,154
Selling, general and administrative expenses	67,086	492	65,657	–	133,235
Gains on dispositions of plant, equipment and timberlands, net	(3,545)	(1,316)	–	–	(4,861)
Operating income	17,942	825	88,013	–	106,780
Other non-operating income (expense)
Interest expense	(19,105)	–	(102,571)	102,755	(18,921)
Interest income	638	102,241	36	(102,756)	159
Equity in earnings of subsidiaries	66,628	(35,226)	–	(31,402)	–
Other, net	(1,366)	314	417	–	(635)
Total other non-operating income (expense)	46,795	67,329	(102,118)	(31,403)	(19,397)
Income (loss) before income taxes	64,737	68,154	(14,105)	(31,403)	87,383
Income tax (benefit) provision	(4,509)	3,060	19,586	–	18,137
Net income (loss)	69,246	65,094	(33,691)	(31,403)	69,246
Other comprehensive (loss) income	(79,513)	(40,704)	28,840	11,864	(79,513)
Comprehensive (loss) income	$(10,267)	$24,390	$(4,851)	$(19,539)	$(10,267)

GLATFELTER 2014 FORM 10-K        61

Condensed Consolidating Statement of Income for the

year ended December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$887,859	$16	$834,756	$(16)	$1,722,615
Energy and related sales, net	3,153	–	–	–	3,153
Total revenues	891,012	16	834,756	(16)	1,725,768
Costs of products sold	812,298	15	694,819	(24)	1,507,108
Gross profit	78,714	1	139,937	8	218,660
Selling, general and administrative expenses	69,614	718	63,535	–	133,867
Gains on dispositions of plant, equipment and timberlands, net	(1,390)	(319)	(17)	–	(1,726)
Operating income (loss)	10,490	(398)	76,419	8	86,519
Other non-operating income (expense)
Interest expense	(18,891)	–	(8,064)	8,990	(17,965)
Interest income	627	8,662	12	(8,991)	310
Equity in earnings of subsidiaries	58,412	48,538	–	(106,950)	–
Other, net	(1,569)	104	1,802	–	337
Total other non-operating income (expense)	38,579	57,304	(6,250)	(106,951)	(17,318)
Income before income taxes	49,069	56,906	70,169	(106,943)	69,201
Income tax (benefit) provision	(18,089)	453	19,675	4	2,043
Net income	67,158	56,453	50,494	(106,947)	67,158
Other comprehensive income	88,609	6,883	4,223	(11,106)	88,609
Comprehensive income	$155,767	$63,336	$54,717	$(118,053)	$155,767

Condensed Consolidating Statement of Income for the

year ended December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$894,777	$14	$683,022	$(25)	$1,577,788
Energy and related sales, net	7,000	–	–	–	7,000
Total revenues	901,777	14	683,022	(25)	1,584,788
Costs of products sold	789,589	13	581,544	(7)	1,371,139
Gross profit	112,188	1	101,478	(18)	213,649
Selling, general and administrative expenses	73,877	169	47,544	–	121,590
Gains on dispositions of plant, equipment and timberlands, net	(9,790)	–	(25)	–	(9,815)
Operating income (loss)	48,101	(168)	53,959	(18)	101,874
Other non-operating income (expense)
Interest expense	(22,311)	(57)	(3,891)	7,565	(18,694)
Interest income	452	7,191	382	(7,565)	460
Equity in earnings of subsidiaries	40,682	33,954	–	(74,636)	–
Other, net	(6,459)	477	1,283	–	(4,699)
Total other non-operating income (expense)	12,364	41,565	(2,226)	(74,636)	(22,933)
Income before income taxes	60,465	41,397	51,733	(74,654)	78,941
Income tax provision	1,086	1,587	16,889	–	19,562
Net income	59,379	39,810	34,844	(74,654)	59,379
Other comprehensive income	2,775	3,243	3,920	(7,163)	2,775
Comprehensive income	$62,154	$43,053	$38,764	$(81,817)	$62,154

Condensed Consolidating Balance Sheet as of December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$42,208	$514	$57,115	$—	$99,837
Other current assets	218,544	420,451	263,567	(427,777)	474,785
Plant, equipment and timberlands, net	255,255	991	441,362	—	697,608
Investments in subsidiaries	824,480	399,931	—	(1,224,411)	—
Other assets	121,125	—	186,129	(17,980)	289,274
Total assets	$1,461,612	$821,887	$948,173	$(1,670,168)	$1,561,504

Liabilities and Shareholders’ Equity
Current liabilities	$403,662	$3,394	$307,737	$(435,062)	$279,731
Long-term debt	250,000	—	721,457	(572,579)	398,878
Deferred income taxes	46,483	(453)	70,275	(12,289)	104,016
Other long-term liabilities	112,358	—	11,633	5,779	129,770
Total liabilities	812,503	2,941	1,111,102	(1,014,151)	912,395
Shareholders’ equity	649,109	818,946	(162,929)	(656,017)	649,109
Total liabilities and shareholders’ equity	$1,461,612	$821,887	$948,173	$(1,670,168)	$1,561,504

Condensed Consolidating Balance Sheet as of December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$56,216	$501	$66,165	$—	$122,882
Other current assets	208,814	327,152	253,779	(326,045)	463,700
Plant, equipment and timberlands, net	247,243	1,054	475,043	—	723,340
Investments in subsidiaries	803,688	468,533	—	(1,272,221)	—
Other assets	170,060	—	214,301	(15,873)	368,488
Total assets	$1,486,021	$797,240	$1,009,288	$(1,614,139)	$1,678,410

Liabilities and Shareholders’ Equity
Current liabilities	$375,535	$2,855	$247,855	$(337,878)	$288,367
Long-term debt	250,000	—	513,120	(320,795)	442,325
Deferred income taxes	70,989	(283)	78,633	(8,319)	141,020
Other long-term liabilities	105,021	—	13,792	3,409	122,222
Total liabilities	801,545	2,572	853,400	(663,583)	993,934
Shareholders’ equity	684,476	794,668	155,888	(950,556)	684,476
Total liabilities and shareholders’ equity	$1,486,021	$797,240	$1,009,288	$(1,614,139)	$1,678,410

The amounts of the Guarantors’ Investments in subsidiaries set forth above include investments in equity of the Non Guarantors as well as amounts due from the Non Guarantors arising from the conversion of certain equity interests into debt instruments. Such debt instruments are reported in the Non Guarantors column under the caption “Long-term debt.”

GLATFELTER 2014 FORM 10-K        63

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$36,240	$4,158	$59,179	$–	$99,577
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(34,518)	–	(31,528)	–	(66,046)
Proceeds from disposal plant, equipment and timberlands, net	3,707	1,355	10	–	5,072
Repayments from intercompany loans	–	20,840	–	(20,840)	–
Advances of intercompany loans	(12,671)	(26,340)	–	39,011	–
Acquisitions, net of cash acquired	–	–	(8,015)	–	(8,015)
Other	(600)	–	–	–	(600)
Total investing activities	(44,082)	(4,145)	(39,533)	18,171	(69,589)
Financing activities
Net repayments of indebtedness	–	–	(18,128)	–	(18,128)
Payment of dividends to shareholders	(18,696)	–	–	–	(18,696)
Repurchases of common stock	(12,180)	–	–	–	(12,180)
Repayments of intercompany loans	–	–	(20,840)	20,840	–
Borrowings of intercompany loans	26,340	–	12,671	(39,011)	–
Payments related to share-based compensation awards and other	(1,630)	–	(247)	–	(1,877)
Total financing activities	(6,166)	–	(26,544)	(18,171)	(50,881)
Effect of exchange rate on cash	–	–	(2,152)	–	(2,152)
Net (decrease) increase in cash	(14,008)	13	(9,050)	–	(23,045)
Cash at the beginning of period	56,216	501	66,165	–	122,882
Cash at the end of period	$42,208	$514	$57,115	$–	$99,837

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$55,507	$4,974	$113,154	$–	$173,635
Investing activities
Expenditures for plant, equipment and timberlands	(39,496)	–	(63,551)	–	(103,047)
Proceeds from disposals of plant, equipment and timberlands, net	1,435	333	179	–	1,947
Repayments from intercompany loans	–	18,223	–	(18,223)	–
Advances of intercompany loans	–	(27,216)	–	27,216	–
Intercompany capital contributed	–	(91)	–	91	–
Acquisitions, net of cash acquired	–	–	(210,911)	–	(210,911)
Other	(425)	–	–	–	(425)
Total investing activities	(38,486)	(8,751)	(274,283)	9,084	(312,436)
Financing activities
Net proceeds from indebtedness	–	–	182,230	–	182,230
Payments of note offering costs	(160)	–	(259)	–	(419)
Payment of dividends to shareholders	(16,965)	–	–	–	(16,965)
Repayments of intercompany loans	(1,100)		(17,123)	18,223	–
Borrowings of intercompany loans	15,310		11,906	(27,216)	–
Intercompany capital received	–	–	91	(91)	–
Payments for share-based compensation awards and other	(1,671)	–	–	–	(1,671)
Total financing activities	(4,586)	–	176,845	(9,084)	163,175
Effect of exchange rate on cash	–	–	829	–	829
Net increase (decrease) in cash	12,435	(3,777)	16,545	–	25,203
Cash at the beginning of period	43,781	4,278	49,620	–	97,679
Cash at the end of period	$56,216	$501	$66,165	$–	$122,882

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2012

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$25,787	$5,958	$81,101	$–	$112,846
Investing activities
Expenditures for plant, equipment and timberlands	(23,463)	–	(35,289)	–	(58,752)
Proceeds from disposals of plant, equipment and timberlands, net	10,236	–	36	–	10,272
Repayments from intercompany loans	6,088	29,343	–	(35,431)	–
Advances of intercompany loans	(91)	(34,375)	(514)	34,980	–
Other	(225)	–	–	–	(225)
Total investing activities	(7,455)	(5,032)	(35,767)	(451)	(48,705)
Financing activities
Net proceeds from indebtedness	17,869	–	–	–	17,869
Payments of note offering costs	(4,748)	–	–	–	(4,748)
Payment of dividends to shareholders	(15,608)	–	–	–	(15,608)
Repurchases of common stock	(5,675)	–	–	–	(5,675)
Repayments of intercompany loans	–	–	(35,431)	35,431	–
Borrowings of intercompany loans	27,875	514	6,591	(34,980)	–
Proceeds from stock options exercised and other	2,673	–	–	–	2,673
Total financing activities	22,386	514	(28,840)	451	(5,489)
Effect of exchange rate on cash	–	–	750	–	750
Net increase in cash	40,718	1,440	17,244	–	59,402
Cash at the beginning of period	3,063	2,838	32,376	–	38,277
Cash at the end of period	$43,781	$4,278	$49,620	$–	$97,679

26.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share	Net sales		Gross Profit		Net Income		Diluted earnings per share
	2014	2013	2014	2013	2014	2013	2014	2013
First	$455,721	$405,189	$55,040	$57,375	$14,648	$15,629	$0.33	$0.36
Second	445,341	425,967	41,437	40,840	4,669	933	0.11	0.02
Third	465,092	456,648	80,513	66,039	30,372	34,119	0.69	0.77
Fourth	436,261	434,811	58,164	54,406	19,557	16,477	0.45	0.37

The information set forth above for net income and earnings per share includes the impact of the following, on an after-tax basis:

	Asset Impairment Charge		Restructuring Costs & Workforce Efficiency		Alternative Fuel Mixture/ Cellulosic Biofuel Credits		Gains on Sales of Plant Equipment and Timberlands		Acquisition Integration Costs
In thousands	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
First	$–	$–	$–	$(260)	$–	$–	$507	$282	$–	$(1,761)
Second	–	–	–	(193)	–	–	872	–	–	(3,969)
Third	(2,356)	–	–	(117)	1,032	9,866	1,004	142	(115)	(154)
Fourth	–	–	(373)	(60)	81	450	612	1,301	(487)	(194)

GLATFELTER 2014 FORM 10-K        65

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2014, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors    The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 2, 2015. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, all members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 2, 2015.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 2, 2015.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 2, 2015.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about April 2, 2015.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the Years Ended December 31, 2014, 2013 and 2012
		ii.	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012
		iii.	Consolidated Balance Sheets as of December 31, 2014 and 2013
		iv.	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
		v.	Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012
		vi.	Notes to Consolidated Financial Statements for the Years Ended December 31, 2014, 2013 and 2012
Financial Statement Schedules (Consolidated) are included in Part IV:
	2.	i.	Schedule II -Valuation and Qualifying Accounts – For each of the three years in the ended December 31, 2014

(b)	Exhibit Index

Exhibit Number	Description of Documents	Incorporated by Reference to
		Exhibit	Filing
2.1	Share Purchase Agreement, dated March 13, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. (as purchaser), P H. Glatfelter Company (as purchaser guarantor), Fortress Security Papers AG (as vendor) and Fortress Paper Ltd. (as vendor guarantor) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).	2.1	Form 10-Q filed May 9, 2013
3.1	Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR).	3(b)	Form 10-K filed March 13, 2008
3.2	Amended and Restated By-Laws of P.H. Glatfelter Company, as amended, dated February 26, 2015.	3.1	Form 8-K filed February 26, 2015
4.1	Indenture, dated as of October 3, 2012, by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee, relating to 5.375% Senior Notes due 2020.	4.1	Form 8-K filed October 3, 2012
10.1	Amended and Restated Credit Agreement, dated as of November 21, 2011, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, J.P. Morgan Securities LLC and RBS Citizens, N.A. as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and Citizens Bank of Pennsylvania, as co-syndication agents, and certain other banks as lenders.	10.1	Form 8-K filed November 23, 2011
10.2	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf	10.1	Form 10-Q filed May 9, 2013
10.3	Guaranty, dated April 17, 2013, executed by P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.4	P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan, as amended and restated effective February 26, 2015, filed herewith**
10.5	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2010**	10.1	Form 8-K filed May 6, 2010
10.6	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between the registrant and certain employees**	10.1	Form 10-Q filed May 2, 2014
10.7	P. H. Glatfelter Company Supplemental Executive Retirement Plan (amended and restated effective January 1, 2010)**	10(c)	Form 10-K filed March 8, 2013
10.8	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008)**	10(d)	Form 10-K filed March 8, 2013
10.9	Pension Scheme for BVG-Basic Benefits	10.1	Form 8-K filed March 31, 2014
10.10	Form of Top Management Restricted Stock Unit Award Certificate**	10.2	Form 8-K filed May 5, 2009
10.11	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	Form 8-K filed April 29, 2005

GLATFELTER 2014 FORM 10-K        67

Exhibit Number		Description of Documents	Incorporated by Reference to
			Exhibit	Filing
10.12		Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014)**	10.3	Form 10-Q filed May 2, 2014
10.13		Form of Performance Share Award Certificate (form effective February 26, 2014)**	10.2	Form 10-Q filed May 2, 2014
10.14		Form of Restricted Stock Unit Award Certificate, form effective as of December 13, 2013	10(l)	Form 10-K filed March 3, 2014
10.15		Restricted Stock Unit Award Certificate, dated as of December 13, 2013, for Dante C. Parrini**	10.1	Form 8-K filed December 17, 2013
10.16		Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed July 6, 2010
10.17		Restricted Stock Unit Award Certificate, dated as of July 2, 2010, for Dante C. Parrini	10(o)	Form 10-K filed March 3, 2014
10.18		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, form effective as of December 8, 2008 **	10(j)	Form 10-K filed March 13, 2009
10.18	(A)	Schedule of Change in Control Employment Agreements, filed herewith**
10.19		Form of Change in Control Employment Agreement by and between P.H. Glatfelter Company and certain employees, form effective as of August 5, 2013**	10(q)	Form 10-K filed March 3, 2014
10.19	(A)	Schedule of Change in Control Employment Agreements, filed herewith**
10.20		Summary of Non-Employee Director Compensation (effective January 1, 2005)**	10.1	Form 8-K filed December 20, 2004
10.21		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007**	10(k)	Form 10-K filed March 8, 2013
10.22		Service Agreement, commencing on August 1, 2006, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	Form 10-K filed March 16, 2007
10.23		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	Form 10-K filed March 13, 2008
10.24		Employment Agreement between Glatfelter Switzerland Sarl, a wholly owned subsidiary of P. H. Glatfelter Company, and Jonathan Bourget, dated November 1, 2011**	99.1	Form 8-K filed January 26, 2015
10.25		Separation Agreement between Glatfelter Switzerland Sarl, a wholly owned subsidiary, of P. H. Glatfelter Company, and Jonathan Bourget, dated January 21, 2015**	99.2	Form 8-K filed January 26, 2015
10.26		Guidelines for Executive Severance**	10.2	Form 8-K filed July 6, 2010
10.27

Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin

			10(i)	Form 10-K filed March 28, 1997
10.28

Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site between the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

			10.3(a)	Form 10-Q filed August 6, 2010
10.28	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	Form 10-Q filed August 6, 2010
10.28	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	Form 10-Q filed August 6, 2010
10.28	(C)

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.) (certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

			10.3(d)	Form 10-Q filed August 6, 2010
10.29		Administrative Order for Remedial Action dated November 13, 2007, issued by the United States Environmental Protection Agency	10.2	Form 8-K filed November 19, 2007
14		Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	Form 10-K filed March 15, 2004
21		Subsidiaries of the Registrant, filed herewith
23		Consent of Independent Registered Public Accounting Firm, filed herewith

Exhibit Number	Description of Documents	Incorporated by Reference to
		Exhibit	Filing
31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith
32.2

Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema, filed herewith
101.CAL	XBRL Extension Calculation Linkbase, filed herewith
101.DEF	XBRL Extension Definition Linkbase, filed herewith
101.LAB	XBRL Extension Label Linkbase, filed herewith
101.PRE	XBRL Extension Presentation Linkbase, filed herewith

**	Management contract or compensatory plan

GLATFELTER 2014 FORM 10-K        69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
February 27, 2015
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 27, 2015	/s/ Dante C. Parrini Dante C. Parrini Chairman and Chief Executive Officer	Principal Executive Officer and Director

February 27, 2015	/s/ John P. Jacunski John P. Jacunski Executive Vice President and Chief Financial Officer	Principal Financial Officer

February 27, 2015	/s/ David C. Elder David C. Elder Vice President, Finance	Chief Accounting Officer

February 27, 2015	/s/ Bruce Brown Bruce Brown	Director

February 27, 2015	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

February 27, 2015	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

February 27, 2015	/s/ Kevin M. Fogarty Kevin M. Fogarty	Director

February 27, 2015	/s/ J. Robert Hall J. Robert Hall	Director

February 27, 2015	/s/ Richard C. Ill Richard C. Ill	Director

February 27, 2015	/s/ Ronald J. Naples Ronald J. Naples	Director

February 27, 2015	/s/ Richard L. Smoot Richard L. Smoot	Director

February 27, 2015	/s/ Lee C. Stewart Lee C. Stewart	Director

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dante C. Parrini, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2014 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: February 27, 2015	By:	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

GLATFELTER 2014 FORM 10-K        71

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2014 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: February 27, 2015	By:	/s/ John P. Jacunski
John P. Jacunski
Executive Vice President and Chief Financial Officer

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2014

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2014	2013	2012	2014	2013	2012
Balance, beginning of year	$2,725	$2,858	$2,861	$1,810	$2,302	$2,831
Provision	1,061	945	71	4,356	5,526	3,661
Write-offs, recoveries and discounts allowed	(946)	(1,119)	(91)	(4,719)	(6,148)	(4,173)
Other (a)	(137)	41	17	362	130	(17)
Balance, end of year	$2,703	$2,725	$2,858	$1,809	$1,810	$2,302

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.

GLATFELTER 2014 FORM 10-K        73