Form 10-Q
period 2015-03-31
GLATFELTER P H CO
filed 2015-05-05
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

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

Common Stock outstanding on April 30, 2015 totaled 43,244,168 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2015

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2015	2014

Net sales	$417,469	$455,721
Energy and related sales, net	2,068	5,262

Total revenues	419,537	460,983
Costs of products sold	367,429	405,943

Gross profit	52,108	55,040
Selling, general and administrative expenses	31,272	33,551
Gains on dispositions of plant, equipment and timberlands, net	(2,654)	(809)

Operating income	23,490	22,298
Non-operating income (expense)
Interest expense	(4,508)	(4,812)
Interest income	65	61
Other, net	(187)	211

Total non-operating expense	(4,630)	(4,540)

Income before income taxes	18,860	17,758
Income tax provision	4,935	3,110

Net income	$13,925	$14,648

Earnings per share
Basic	$0.32	$0.34
Diluted	0.32	0.33

Cash dividends declared per common share	$0.11	$0.11

Weighted average shares outstanding
Basic	43,252	43,366
Diluted	43,949	44,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2015	2014

Net income	$13,925	$14,648

Foreign currency translation adjustments	(41,337)	728
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(1,063) and $27, respectively	2,766	(79)
Unrecognized retirement obligations, net of taxes of $(2,011) and $(1,415), respectively	3,286	2,316

Other comprehensive income (loss)	(35,285)	2,965

Comprehensive income (loss)	$(21,360)	$17,613

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2015	2014

Assets
Cash and cash equivalents	$71,570	$99,837
Accounts receivable, net	167,733	163,760
Inventories	244,463	248,705
Prepaid expenses and other current assets	65,815	62,320

Total current assets	549,581	574,622

Plant, equipment and timberlands, net	662,808	697,608
Goodwill	74,878	84,137
Intangible assets	67,298	77,098

Other assets	132,692	128,039

Total assets	$1,487,257	$1,561,504

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$6,885	$5,734
Accounts payable	136,763	157,070
Dividends payable	5,219	4,775
Environmental liabilities	5,000	1,075
Other current liabilities	104,567	111,077

Total current liabilities	258,434	279,731

Long-term debt	379,757	398,878

Deferred income taxes	100,455	104,016

Other long-term liabilities	125,742	129,770

Total liabilities	864,388	912,395

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	51,983	54,342
Retained earnings	928,174	919,468
Accumulated other comprehensive loss	(190,155)	(154,870)

	790,546	819,484
Less cost of common stock in treasury	(167,677)	(170,375)

Total shareholders’ equity	622,869	649,109

Total liabilities and shareholders’ equity	$1,487,257	$1,561,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2015	2014
Operating activities
Net income	$13,925	$14,648
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	15,975	18,615
Amortization of debt issue costs and original issue discount	315	328
Pension expense, net of unfunded benefits paid	2,463	1,179
Deferred income tax provision (benefit)	1,086	(2,184)
Gains on dispositions of plant, equipment and timberlands, net	(2,654)	(809)
Share-based compensation	1,747	1,844
Change in operating assets and liabilities
Accounts receivable	(13,968)	(11,227)
Inventories	(4,732)	(11,679)
Prepaid and other current assets	(2,269)	(2,330)
Accounts payable	(8,067)	(5,990)
Accruals and other current liabilities	(3,492)	(11,814)
Other	1,826	(791)

Net cash provided (used) by operating activities	2,155	(10,210)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(21,749)	(14,435)
Proceeds from disposals of plant, equipment and timberlands, net	2,726	839
Other	(1,600)	—

Net cash used by investing activities	(20,623)	(13,596)

Financing activities
Net repayments of revolving credit facility	—	(17,933)
Payments of borrowing costs	(1,008)	—
Repurchases of common stock	—	(1,251)
Payments of dividends	(4,774)	(4,363)
Payments related to share-based compensation awards and other	(1,408)	(781)

Net cash used by financing activities	(7,190)	(24,328)

Effect of exchange rate changes on cash	(2,609)	37

Net decrease in cash and cash equivalents	(28,267)	(48,097)
Cash and cash equivalents at the beginning of period	99,837	122,882

Cash and cash equivalents at the end of period	$71,570	$74,785

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$818	$1,249
Income taxes, net	5,321	5,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.15 Form 10-Q

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2014 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted for fiscal years beginning after December 15, 2016 and early adoption is not permitted. The FASB proposed that a deferral of the effective date is necessary to provide adequate time to effectively implement the new revenue standard; however the proposed deferral is not a final decision. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

3.	ACQUISITION

On October 1, 2014, we completed the acquisition of all of the outstanding equity of Spezialpapierfabrik Oberschmitten GmbH (SPO) from FINSPO Beteiligungs-GmbH for $8.0 million. SPO has annual sales of approximately $33 million. SPO, located near Frankfurt, Germany, primarily produces highly technical papers for a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction. SPO also produces glassine products, which are used in cosmetics packaging, food packaging, and pharmaceutical dosage bags. SPO is operated as part of the Composite Fibers business unit, and complements other technical specialties.

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first three months of 2015 and 2014, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2015
Timberlands	1,370	$2,726	$2,654

2014
Timberlands	498	$838	$812
Other	n/a	1	(3)

Total		$839	$809

GLATFELTER

3.31.15 Form 10-Q

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended March 31
In thousands, except per share	2015	2014
Net income	$13,925	$14,648

Weighted average common shares outstanding used in basic EPS	43,252	43,366
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	697	994

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,949	44,360

Earnings per share
Basic	$0.32	$0.34
Diluted	0.32	0.33

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	March 31
	2015	2014
Three months ended	690	276

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2015 and 2014.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(41,337)	3,394	—	—	(37,943)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(628)	3,266	20	2,658

Net current period other comprehensive income (loss)	(41,337)	2,766	3,266	20	(35,285)

Balance at March 31, 2015	$(75,561)	$5,122	$(116,994)	$(2,722)	$(190,155)

Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	728	(403)	—	—	325
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	324	2,281	35	2,640

Net current period other comprehensive income (loss)	728	(79)	2,281	35	2,965

Balance at March 31, 2014	$15,869	$(1,020)	$(87,266)	$25	$(72,392)

GLATFELTER

3.31.15 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended March 31
In thousands	2015	2014
Description			Line Item in Statements of Income
Cash flow hedges (Note 14)

(Gains) losses on cash flow hedges	$(873)	$449	Costs of products sold
Tax (benefit) expense	245	(125)	Income tax provision

Net of tax	(628)	324
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	567	548	Costs of products sold
	193	186	Selling, general and administrative
Actuarial losses	3,366	2,196	Costs of products sold
	1,140	744	Selling, general and administrative

	5,266	3,674
Tax benefit	(2,000)	(1,393)	Income tax provision

Net of tax	3,266	2,281
Amortization of deferred benefit other plan items
Prior service costs	(57)	(59)	Costs of products sold
	(13)	(13)	Selling, general and administrative
Actuarial losses	82	106	Costs of products sold
	18	23	Selling, general and administrative

	30	57
Tax benefit	(10)	(22)	Income tax provision

Net of tax	20	35

Total reclassifications, net of tax	$2,658	$2,640

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of March 31, 2015 and December 31, 2014, we had $15.1 million and $14.9 million of gross unrecognized tax benefits. As of March 31, 2015, if such benefits were to be recognized, approximately $15.1 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2013 - 2014	2011 - 2012
State	2010 - 2014	2011 - 2012
Canada (1)	2010 - 2014	2009
Germany (1)	2012 - 2014	2007 - 2011
France	2013 - 2014	2011 - 2012
United Kingdom	2013 - 2014	N/A
Philippines	2012 - 2014	2011

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

GLATFELTER

3.31.15 Form 10-Q

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Three months ended March 31
In millions	2015	2014
Interest expense	$0.1	$0.1
Penalties	—	—

	March 31 2015	December 31 2014
Accrued interest payable	$0.7	$0.6
8.	STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2015	2014
Balance at January 1,	888,942	1,001,814
Granted	119,882	133,089
Forfeited	(67,179)	(11,605)
Shares delivered	(178,467)	(83,051)

Balance at March 31,	763,178	1,040,247

The amount granted in 2015 and 2014 includes PSAs of 100,801 and 90,791 respectively, exclusive of reinvested dividends.

GLATFELTER

3.31.15 Form 10-Q

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	March 31
In thousands	2015	2014

Three months ended	$367	$579

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2015		2014
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,864,707	$16.20	1,977,133	$13.91
Granted	406,142	24.94	275,529	29.89
Exercised	(58,343)	13.52	(15,974)	15.48
Canceled / forfeited	—	—	—	—

Outstanding at March 31,	2,212,506	$17.88	2,236,688	$15.86

SOSAR Grants
Weighted average grant date fair value per share	$7.54		$9.85
Aggregate grant date fair value (in thousands)	$3,063		$2,713
Black-Scholes assumptions
Dividend yield	1.92%		1.47%
Risk free rate of return	1.64%		1.73%
Volatility	36.48%		37.59%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2015	2014

Three months ended	$589	$449
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended March 31
In thousands	2015	2014
Pension Benefits
Service cost	$3,136	$2,703
Interest cost	5,950	6,171
Expected return on plan assets	(11,543)	(11,007)
Amortization of prior service cost	760	734
Amortization of unrecognized loss	4,506	2,940

Net periodic benefit cost	$2,809	$1,541

Other Benefits
Service cost	$413	$615
Interest cost	563	598
Amortization of prior service cost	(70)	(72)
Amortization of unrecognized loss	100	129

Net periodic benefit cost	$1,006	$1,270

10.	INVENTORIES

Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2015	2014
Raw materials	$59,894	$61,266
In-process and finished	116,721	117,580
Supplies	67,848	69,859

Total	$244,463	$248,705

GLATFELTER

3.31.15 Form 10-Q

11.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$80,030	$—
Revolving credit facility, due Nov. 2016	—	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,742	12,155
2.05% Term Loan, due Mar. 2023	45,870	51,902

Total long-term debt	386,642	404,612
Less current portion	(6,885)	(5,734)

Long-term debt, net of current portion	$379,757	$398,878

On March 12, 2015, we entered into an amendment to our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $400 million, extended the maturity of the facility to March 12, 2020, and instituted a revised interest rate pricing grid.

For all US dollar denominated borrowings under the Revolving Credit Facility, the borrowing rate is, at our option, either, (a) the bank’s base rate which is equal to the greater of i) the prime rate; ii) the federal funds rate plus 50 basis points; or iii) the daily Euro-rate plus 100 basis points plus an applicable spread over either i), ii) or iii) ranging from 12.5 basis points to 100 basis points based on the Company’s leverage ratio and its corporate credit ratings determined by Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. (the “Corporate Credit Rating”); or (b) the daily Euro-rate plus an applicable margin ranging from 112.5 basis points to 200 basis points based on the Company’s leverage ratio and the Corporate Credit Rating. For non-US dollar denominated borrowings, interest is based on (b) above.

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of March 31, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.9x which is within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of March 31, 2015, we met all of the requirements of our debt covenants.

Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, has two separate agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”). Pursuant to the first agreement, dated April 11, 2013, Gernsbach borrowed €42.7 million (or $57.6 million) aggregate principal amount (the “2013 IKB Loan”). The 2013 IKB Loan is repayable in 32 quarterly installments beginning on June 30, 2015 and ending on March 31, 2023 and bears interest at a rate of 2.05% per annum.

Pursuant to the second agreement with IKB dated September 4, 2014, Gernsbach borrowed €10.0 million (or $12.6 million) aggregate principal amount (the “2014 IKB Loan”). The 2014 IKB Loan is repayable in 27 quarterly installments beginning on September 30, 2015 and ending on June 30, 2022 and bears interest at a rate of 2.40% per annum. Interest on the IKB Loan or portion thereof is payable quarterly.

GLATFELTER

3.31.15 Form 10-Q

The IKB loans provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, will be calculated by reference to our Revolving Credit Agreement.

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $6.1 million at March 31, 2015 and are reported under the caption “Other assets” in the accompanying condensed consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries, including each of the IKB loans. All such obligations are recorded in these condensed consolidated financial statements.

As of March 31, 2015 and December 31, 2014, we had $5.4 million and $5.3 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

12.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons is expected to be completed in 2016 and will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first three months of 2015 and 2014:

In thousands	2015	2014
Balance at January 1,	$4,114	$5,032
Accretion	29	38
Payments	(419)	(176)
Gain	(107)	(43)

Balance at March 31,	$3,617	$4,851

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

	March 31	December 31
In thousands	2015	2014
Other current liabilities	$2,000	$2,855
Other long-term liabilities	1,617	1,259

Total	$3,617	$4,114

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2015		December 31, 2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$80,030	$80,030	$90,555	$90,555
Fixed-rate bonds	250,000	256,563	250,000	255,470
2.05% Term loan	45,870	47,567	51,902	53,106
2.40% Term loan	10,742	11,291	12,155	12,626

Total	$386,642	$395,451	$404,612	$411,757

As of March 31, 2015, and December 31, 2014, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 14.

GLATFELTER

3.31.15 Form 10-Q

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

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases or certain production costs with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets and is subsequently reclassified into costs of products sold in the period that inventory produced using the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying condensed consolidated statements of income as non-operating income (expense) under the caption “Other, net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31 2015	December 31 2014
Derivative
Sell/Buy - sell notional
Euro / British Pound	6,236	4,592
Sell/Buy - buy notional
Euro / Philippine Peso	528,553	523,313
British Pound / Philippine Peso	336,235	260,535
Euro / U.S. Dollar	41,796	32,527
U.S. Dollar / Canadian Dollar	12,999	10,036

These contracts have maturities of twelve months or less.

Derivatives Not Designated as Hedging Instruments—Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed consolidated statements of income under the caption “Other, net.”

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31 2015	December 31 2014
Derivative
Sell/Buy - sell notional
U.S. Dollar / Euro	—	4,000
U.S. Dollar / British Pound	9,000	9,000
British Pound / U.S. Dollar	4,000	—
Euro / British Pound	—	2,000
British Pound / Euro	2,000	—
Sell/Buy - buy notional
Euro / U.S. Dollar	3,000	—
British Pound / Euro	6,000	3,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2015	December 31 2014	March 31 2015	December 31 2014
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$6,610	$3,106	$833	$394
Not designated as hedging:
Forward foreign currency exchange contracts	$108	$70	$43	$161

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty. The effect of netting the amounts presented above did not have a material effect on our consolidated financial position.

GLATFELTER

3.31.15 Form 10-Q

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2015	2014
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$873	$(449)
Ineffective portion – other, net	350	(18)
Not designated as hedging:
Forward foreign currency exchange contracts:
Other, net	$720	$336

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2015	2014
Balance at January 1,	$3,282	$(1,296)
Deferred (losses) gains on cash flow hedges	4,703	(555)
Reclassified to earnings	(873)	449

Balance at March 31,	$7,112	$(1,402)

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

15.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Fox River—Neenah, Wisconsin

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

GLATFELTER

3.31.15 Form 10-Q

The United States Environmental Protection Agency (“EPA”) has divided the Site into five “operable units”, including the most upstream portion of the Site on which our facility was located (“OU1”) and four downstream reaches of the river and bay (“OU2-5”).

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

For the downstream portion of the Site, referred to as OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The remedial actions have been funded, to date, primarily by NCR and its indemnitors, including Appvion, Inc. (formerly known as Appleton Papers Inc.). Work is scheduled to continue in OU2-5 through 2017, although work may be required in 2018 to complete the project, with monitoring and maintenance to follow.

Although we have not contributed significant funds towards remedial actions other than in OU1 until 2015, as more fully discussed below, significant uncertainties exist pertaining to the ultimate allocation of OU2-5 remediation costs as well as the shorter term funding of the remedial actions for OU2-5.

Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. On October 14, 2014, the Governments represented to the United States District Court in Green Bay that $1.1 billion provided an “upper end estimate of total past and future response costs” including a $100 million “uncertainty premium for future response costs.” Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion. Much of that amount has already been incurred, including approximately $100 million for OU1 and what we believe to be approximately $500 million for OU2-5 prior to the 2015 construction season.

The Governments previously indicated their expectation to have work in OU2-5 completed at a rate estimated to cost at least $70 million in 2015 and 2016 and at lower rates thereafter. However, the Governments currently estimate the cost for the 2015 dredging season to be approximately $100 million.

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

GLATFELTER

3.31.15 Form 10-Q

All parties appealed the Whiting Litigation judgment to the United States Court of Appeals for the Seventh Circuit. On September 25, 2014, that court affirmed, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1, which is upstream of the outfall of the facilities for which NCR is responsible, solely as an “arranger for disposal” of PCB-containing waste paper by recycling it at our mill. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation.

We contend the district court should, after further consideration, reinstate the 100%, or some similar very high, allocation to NCR of all the costs, and we should bear no share or a very small share. However, NCR has taken a contrary position and has sought contributions from others for future work until all allocation issues are resolved.

In addition, we take the position that the “single site” theory on which the courts held us responsible for cleaning up parts of the Site far downstream of our former mill should, if applied to NCR, make it liable for costs incurred in OU1. The district court agreed in an order dated March 3, 2015. On March 31, 2015, NCR sought review of that order by the court of appeals which was denied on May 1, 2015.

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

Enforcement Litigation. In October 2010, the United States and the State of Wisconsin brought an action (“Government Action”) in the federal district court in Green Bay against us and 13 other defendants seeking (a) to recover all of their unreimbursed past costs, (b) to obtain a declaration of joint and several liability for all of their future costs, (c) to recover NRDs, and (d) to obtain a declaration of liability of all of the respondents on the UAO to perform the remedy in OU2-5 as required by the UAO and a mandatory permanent injunction to the same effect. The last of these claims was tried in 2012, and in May 2013, the district court enjoined us, NCR, WTM I, and Menasha Corp. to perform the work under the UAO. As the result of partial settlements, U.S. Paper Mills Corp. and Georgia-Pacific Consumer Products L.P. agreed to joint and several liability for some of the work. Appvion was held not liable for this Site under CERCLA.

All other potentially responsible parties, including the United States and the State of Wisconsin, have either settled with the Governments or entered into a consent decree that awaits approval from the district court. As a result, the remaining defendants consist of us, NCR, and Georgia-Pacific.

We appealed the injunction to the United States Court of Appeals for the Seventh Circuit, as did NCR, WTM I, and Menasha. On September 25, 2014, the court of appeals decided our and NCR’s appeals; the others’ appeals were not decided because they entered into a settlement. The court of appeals vacated the injunction as to us and NCR. However, it affirmed the district court’s ruling that we are liable for response actions in OU2-5 and for complying with the UAO. The court of appeals vacated and remanded the district court’s decision that NCR had failed to prove that liability for OU2-5 could be apportioned, directing the lower court to consider issues it had not considered initially. The United States has since moved for a judgment against NCR based on further findings from the existing evidentiary record, and we await a decision on that motion.

Except as described above with respect to the claim for NRDs, the pending settlement, and the motion for a judgment on further findings, we do not know the Governments’ intentions concerning further litigation of the Government Action, nor do we know the schedule for any further proceedings. We cannot now predict when it will be resolved.

Interim Funding of Ongoing Work. As described above, the court of appeals vacated the allocation judgment in the Whiting Litigation on September 25, 2014, but neither court has since replaced that allocation with any other. On April 9, 2015, the EPA approved a “Final Phase 2B Work Plan For 2015 Remedial Action of Operable Units 2 Through 5” (the “2015 Work Plan”), which sets forth remedial activities for 2015 estimated to cost approximately $100 million. NCR, GP, and we were not able to reach agreement on a division of the costs of that work on an interim basis, subject to reallocation in the Whiting Litigation. NCR and GP have entered into a proposed consent decree with the United States under which they will fund certain work estimated to cost approximately $67 million this year, and they will not be responsible for the remainder of the work, estimated to cost approximately $33 million. Through the issuance of the 2015 Work Plan the EPA assigned to us those remaining tasks. Under the proposed consent decree, all parties would remain jointly and severally liable for work in the 2015 Work Plan not completed in 2015, except for a small amount of work upstream of the area for which GP is responsible. Accordingly, we are currently engaged in arranging for the work assigned to us to begin. We do not know that all or any of that work can be accomplished practically in 2015.

GLATFELTER

3.31.15 Form 10-Q

We are in the process of evaluating the 2015 Work Plan. Any work performed under the 2015 Work Plan is subject to a reallocation of costs in the pending Whiting litigation. We are evaluating i) whether the work purportedly assigned to us could be completed in the specified timeframe; ii) whether the EPA has the legal authority to assign remedial tasks as it purports to have done under the terms of the UAO; iii) whether we have available to us avenues for relief from the purported obligation to perform the assigned work in 2015; iv) whether we have any other responses of which we may avail our self; v) whether an arbitrary per capita allocation of one-third can be imposed on us in light of the multiple rulings by the courts since 2009 that appear inconsistent with a per capita allocation; and vi) whether the 2015 Work Plan affects the Company’s ultimate liability for this Site. We cannot predict the outcome of any such actions or any possible resulting litigation. Therefore, in the interim it is conceivable we may be required to complete some or all of the tasks assigned to us in the 2015 Work Plan. Although we are unable to determine with any degree of certainty the amount we may fund, those amounts could be significant. Any amounts we pay or any other party pays in the interim are likely to be subject to reallocation when the Whiting Litigation is resolved.

Reserves for the Site. As of March 31, 2015, our reserve for the Site totaled $16.2 million, including our remediation and ongoing monitoring obligations in OU1, our share of remediation of the rest of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination at the Site. We have not adjusted our reserves as a result of the issuance of the 2015 Work Plan. Of our total reserve for the Fox River, $5.0 million is recorded in the accompanying March 31, 2015 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.” To the extent that we are required to fund remediation activities in OU2-5, such developments would affect the classification of the current portion of our reserve.

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

GLATFELTER

3.31.15 Form 10-Q

Range of Reasonably Possible Outcomes. Our analysis from all available information, including but not limited to decisions of the courts, official documents such as records of decision, discussions with the United States and other parties, as well as legal counsel and engineering consultants. Based on our analysis of the current records of decision and cost estimates for work to be performed at the Site, and substantially dependent on the resolution of the allocation arguments discussed above, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued for the Fox River matter by amounts ranging from insignificant to $185 million.

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

GLATFELTER

3.31.15 Form 10-Q

16.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended March 31 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$135.3	$158.6	$62.3	$71.3	$219.9	$225.8	$—	$—	$417.5	$455.7
Energy and related sales, net	—	—	—	—	2.1	5.3	—	—	2.1	5.3

Total revenue	135.3	158.6	62.3	71.3	222.0	231.1	—	—	419.5	461.0
Cost of products sold	109.0	126.0	55.1	63.1	200.4	215.0	2.9	1.8	367.4	405.9

Gross profit (loss)	26.3	32.6	7.2	8.2	21.6	16.1	(2.9)	(1.8)	52.1	55.0
SG&A	11.6	13.3	1.9	2.3	12.1	13.7	5.6	4.3	31.3	33.6
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.7)	(0.8)	(2.7)	(0.8)

Total operating income (loss)	14.7	19.3	5.3	5.9	9.5	2.4	(5.8)	(5.2)	23.5	22.3
Non-operating expense	—	—	—	—	—	—	(4.6)	(4.5)	(4.6)	(4.5)

Income (loss) before income taxes	$14.7	$19.3	$5.3	$5.9	$9.5	$2.4	$(10.4)	$(9.8)	$18.9	$17.8

Supplementary Data
Net tons sold (thousands)	38.0	40.0	24.1	25.1	198.7	202.2	—	—	260.7	267.3
Depreciation, depletion and amortization	$6.7	$7.6	$2.2	$2.3	$6.6	$8.3	$0.5	$0.5	$16.0	$18.6
Capital expenditures	5.9	6.0	1.3	1.5	13.2	6.2	1.3	0.8	21.7	14.4

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

3.31.15 Form 10-Q

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes issued by P. H. Glatfelter Company (the “Parent”) are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes. The following presents our condensed consolidating statements of income, including comprehensive income for the three months ended March 31, 2015 and 2014, our condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014 and condensed consolidating cash flows for the three months ended March 31, 2015 and 2014. These financial statements reflect the parent, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. Our presentation of the Guarantors’ statement of income for the three months ended March 31, 2014 has been restated to correctly apply the equity method of accounting to reflect the Guarantors’ equity interests in certain Non Guarantors. Such changes are reflected under the captions “Equity in earnings of subsidiaries” and “Investments in subsidiaries” in the accompanying condensed consolidating statements of income. The correction had no impact on any financial information of the Parent Company, the Non Guarantors or on the statement of cash flows.

Condensed Consolidating Statement of Income for the

three months ended March 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$219,876	$—	$197,593	$—	$417,469
Energy and related sales, net	2,068	—	—	—	2,068

Total revenues	221,944	—	197,593	—	419,537
Costs of products sold	202,519	—	164,910	—	367,429

Gross profit	19,425	—	32,683	—	52,108
Selling, general and administrative expenses	17,182	190	13,900	—	31,272
Gains on dispositions of plant, equipment and timberlands, net	(1,471)	(1,183)	—	—	(2,654)

Operating income	3,714	993	18,783	—	23,490
Other non-operating income (expense)
Interest expense	(4,817)	—	(6,394)	6,703	(4,508)
Interest income	163	6,599	5	(6,702)	65
Equity in earnings of subsidiaries	16,363	9,475	—	(25,838)	—
Other, net	(715)	(126)	655	(1)	(187)

Total other non-operating income (expense)	10,994	15,948	(5,734)	(25,838)	(4,630)

Income before income taxes	14,708	16,941	13,049	(25,838)	18,860
Income tax provision	783	904	3,248	—	4,935

Net income	13,925	16,037	9,801	(25,838)	13,925
Other comprehensive income (loss)	(35,285)	(38,550)	38,848	(298)	(35,285)

Comprehensive income (loss)	$(21,360)	$(22,513)	$48,649	$(26,136)	$(21,360)

GLATFELTER

3.31.15 Form 10-Q

Condensed Consolidating Statement of Income for the

months ended March 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$225,831	$18	$229,890	$(18)	$455,721
Energy and related sales, net	5,262	—	—	—	5,262

Total revenues	231,093	18	229,890	(18)	460,983
Costs of products sold	216,716	17	189,228	(18)	405,943

Gross profit	14,377	1	40,662	—	55,040
Selling, general and administrative expenses	17,793	13	15,745	—	33,551
Gains on dispositions of plant, equipment and timberlands, net	(812)	—	3	—	(809)

Operating income (loss)	(2,604)	(12)	24,914	—	22,298
Other non-operating income (expense)
Interest expense	(4,739)	—	(2,731)	2,658	(4,812)
Interest income	153	2,559	7	(2,658)	61
Equity in earnings of subsidiaries	22,499	20,462	—	(42,961)	—
Other, net	(881)	10	1,082	—	211

Total other non-operating income (expense)	17,032	23,031	(1,642)	(42,961)	(4,540)

Income before income taxes	14,428	23,019	23,272	(42,961)	17,758
Income tax (benefit) provision	(220)	913	2,417	—	3,110

Net income	14,648	22,106	20,855	(42,961)	14,648
Other comprehensive income	2,965	1	885	(886)	2,965

Comprehensive income	$17,613	$22,107	$21,740	$(43,847)	$17,613

GLATFELTER

3.31.15 Form 10-Q

Condensed Consolidating Balance Sheet as of

March 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$50,133	$2,583	$18,854	$—	$71,570
Other current assets	227,159	328,811	270,141	(348,100)	478,011
Plant, equipment and timberlands, net	259,875	961	401,972	—	662,808
Investments in subsidiaries	802,272	378,000	—	(1,180,272)	—
Other assets	126,687	86,808	148,666	(87,293)	274,868

Total assets	$1,466,126	$797,163	$839,633	$(1,615,665)	$1,487,257

Liabilities and Shareholders’ Equity
Current liabilities	$434,759	$4,887	$169,589	$(350,801)	$258,434
Long-term debt	250,000	—	635,789	(506,032)	379,757
Deferred income taxes	48,983	(453)	49,206	2,719	100,455
Other long-term liabilities	109,515	—	103,033	(86,806)	125,742

Total liabilities	843,257	4,434	957,617	(940,920)	864,388
Shareholders’ equity	622,869	792,729	(117,984)	(674,745)	622,869

Total liabilities and shareholders’ equity	$1,466,126	$797,163	$839,633	$(1,615,665)	$1,487,257

Condensed Consolidating Balance Sheet as of

December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$42,208	$514	$57,115	$—	$99,837
Other current assets	218,544	420,451	263,567	(427,777)	474,785
Plant, equipment and timberlands, net	255,255	991	441,362	—	697,608
Investments in subsidiaries	824,480	399,931	—	(1,224,411)	—
Other assets	121,125	—	186,129	(17,980)	289,274

Total assets	$1,461,612	$821,887	$948,173	$(1,670,168)	$1,561,504

Liabilities and Shareholders’ Equity
Current liabilities	$403,662	$3,394	$307,737	$(435,062)	$279,731
Long-term debt	250,000	—	721,457	(572,579)	398,878
Deferred income taxes	46,483	(453)	70,275	(12,289)	104,016
Other long-term liabilities	112,358	—	11,633	5,779	129,770

Total liabilities	812,503	2,941	1,111,102	(1,014,151)	912,395
Shareholders’ equity	649,109	818,946	(162,929)	(656,017)	649,109

Total liabilities and shareholders’ equity	$1,461,612	$821,887	$948,173	$(1,670,168)	$1,561,504

GLATFELTER

3.31.15 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(975)	$(10)	$3,140	$—	$2,155
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(14,513)	—	(7,236)	—	(21,749)
Proceeds from disposal plant, equipment and timberlands, net	1,513	1,213	—	—	2,726
Repayments from intercompany loans	—	31,556	—	(31,556)	—
Advances of intercompany loans	—	(30,690)	—	30,690	—
Other	(1,600)	—	—	—	(1,600)

Total investing activities	(14,600)	2,079	(7,236)	(866)	(20,623)
Financing activities
Payments of borrowing costs	(1,008)	—	—	—	(1,008)
Payment of dividends to shareholders	(4,774)	—	—	—	(4,774)
Repayments of intercompany loans	—	—	(31,556)	31,556	—
Borrowings of intercompany loans	30,690	—	—	(30,690)	—
Payments related to share-based compensation awards and other	(1,408)	—	—	—	(1,408)

Total financing activities	23,500	—	(31,556)	866	(7,190)
Effect of exchange rate on cash	—	—	(2,609)	—	(2,609)

Net increase (decrease) in cash	7,925	2,069	(38,261)	—	(28,267)
Cash at the beginning of period	42,208	514	57,115	—	99,837

Cash at the end of period	$50,133	$2,583	$18,854	$—	$71,570

GLATFELTER

3.31.15 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(3,797)	$981	$(7,394)	$—	$(10,210)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(6,979)	—	(7,456)	—	(14,435)
Proceeds from disposal plant, equipment and timberlands, net	838	—	1	—	839
Advances of intercompany loans	—	(1,250)	—	1,250	—

Total investing activities	(6,141)	(1,250)	(7,455)	1,250	(13,596)
Financing activities
Net proceeds from indebtedness	—	—	(17,933)	—	(17,933)
Payment of dividends to shareholders	(4,363)	—	—	—	(4,363)
Repurchases of common stock	(1,251)	—	—	—	(1,251)
Borrowings of intercompany loans	1,250	—	—	(1,250)	—
Payments related to share-based compensation awards and other	(781)	—	—	—	(781)

Total financing activities	(5,145)	—	(17,933)	(1,250)	(24,328)
Effect of exchange rate on cash	—	—	37	—	37

Net decrease in cash	(15,083)	(269)	(32,745)	—	(48,097)
Cash at the beginning of period	56,216	501	66,165	—	122,882

Cash at the end of period	$41,133	$232	$33,420	$—	$74,785

GLATFELTER

3.31.15 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Annual Report on Form 10-K.

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, shipping volumes, selling prices, input costs, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or ongoing viability of such customers;

viii.	the impact of unplanned production interruption;

ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

x.	adverse results in litigation in the Fox River matter;

xi.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xii.	geopolitical events, including the impact of conflicts such as Russia and Ukraine;

xiii.	the impact of war and terrorism;

xiv.	disruptions in production and/or increased costs due to labor disputes;

xv.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xvi.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and

xvii.	our ability to finance, consummate and integrate acquisitions;

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

GLATFELTER

3.31.15 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2015 versus the three

months ended March 31, 2014

Overview For the first three months of 2015, net income was $13.9 million, or $0.32 per diluted share, compared with $14.6 million, or $0.33 per diluted share, in the same period of 2014. On an adjusted earnings basis, a non-GAAP measure that excludes non-core business items discussed below, earnings per share were $0.30 compared with $0.32 in 2014. The year-over-year comparison of results of operations reflects the adverse impact of the stronger U.S. dollar on our euro-denominated businesses, weaker demand for non-woven wall cover products primarily due to conditions in Russia and Ukraine, partially offset by improved performance of Specialty Papers.

The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2015	2014
Net sales	$417,469	$455,721
Gross profit	52,108	55,040
Operating income	23,490	22,298
Net income	13,925	14,648
Earnings per diluted share	0.32	0.33

In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted net income and adjusted earnings per diluted share. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation.

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

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may significantly impact our operating performance. As such, these items may not be indicative of past and future performance the Company and therefore are excluded for comparability purposes.

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets for the reconciliation of net income to adjusted earnings for the three months ended March 31, 2015 and 2014:

In thousands, except per share	After-tax amounts	Diluted EPS
2015
Net income	$13,925	$0.32
Acquisition and integration related costs	113	—
Workforce efficiency charges	953	0.02
Timberland sales and related costs	(1,617)	(0.04)

Adjusted earnings (non-GAAP)	$13,374	$0.30

2014
Net income	$14,648	$0.33
Timberland sales and related costs	(507)	(0.01)

Adjusted earnings (non-GAAP)	$14,141	$0.32

GLATFELTER

3.31.15 Form 10-Q

Business Unit Performance

Three months ended March 31 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$135.3	$158.6	$62.3	$71.3	$219.9	$225.8	$—	$—	$417.5	$455.7
Energy and related sales, net	—	—	—	—	2.1	5.3	—	—	2.1	5.3

Total revenue	135.3	158.6	62.3	71.3	222.0	231.1	—	—	419.5	461.0
Cost of products sold	109.0	126.0	55.1	63.1	200.4	215.0	2.9	1.8	367.4	405.9

Gross profit (loss)	26.3	32.6	7.2	8.2	21.6	16.1	(2.9)	(1.8)	52.1	55.0
SG&A	11.6	13.3	1.9	2.3	12.1	13.7	5.6	4.3	31.3	33.6
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.7)	(0.8)	(2.7)	(0.8)

Total operating income (loss)	14.7	19.3	5.3	5.9	9.5	2.4	(5.8)	(5.2)	23.5	22.3
Non-operating expense	—	—	—	—	—	—	(4.6)	(4.5)	(4.6)	(4.5)

Income (loss) before income taxes	$14.7	$19.3	$5.3	$5.9	$9.5	$2.4	$(10.4)	$(9.8)	$18.9	$17.8

Supplementary Data
Net tons sold (thousands)	38.0	40.0	24.1	25.1	198.7	202.2	—	—	260.7	267.3
Depreciation, depletion and amortization	$6.7	$7.6	$2.2	$2.3	$6.6	$8.3	$0.5	$0.5	$16.0	$18.6
Capital expenditures	5.9	6.0	1.3	1.5	13.2	6.2	1.3	0.8	21.7	14.4

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

GLATFELTER

3.31.15 Form 10-Q

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2015	2014	Change
Net sales	$417,469	$455,721	$(38,252)
Energy and related sales, net	2,068	5,262	(3,194)

Total revenues	419,537	460,983	(41,446)
Costs of products sold	367,429	405,943	(38,514)

Gross profit	$52,108	$55,040	$(2,932)

Gross profit as a percent of Net sales	12.5%	12.1%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2015	2014
Business Unit
Composite Fibers	32.4%	34.8%
Advanced Airlaid Material	14.9	15.6
Specialty Papers	52.7	49.6

Total	100.0%	100.0%

Net sales totaled $417.5 million in the first quarter of 2015 compared with $455.7 million in the first quarter of 2014. Currency translation adjustments unfavorably impacted the year-over-year comparison by $28 million reflecting a significantly stronger U.S. dollar.

Composite Fibers’ net sales declined $23.3 million, or 14.7%, due to $20.4 million of unfavorable currency translation together with lower shipping volumes and $2.8 million from lower selling prices, partially offset by the inclusion of Spezialpapierfabrik (SPO), which was acquired in the fourth quarter of 2014. Shipping volumes declined 5.1% primarily due to reduced demand for nonwoven wall cover, which is directly impacted by the geopolitical and currency instabilities in Russia and Ukraine.

Composite Fibers’ first-quarter 2015 operating income decreased $4.6 million to $14.7 million compared to the year-ago period. The decline in operating income was primarily related to unfavorable foreign currency translation, which negatively impacted results by $2.8 million, the impact of lower selling prices and a $1.3 million impact from lower production to manage inventory levels. These factors were partially offset by a $3.0 million benefit from lower raw material and energy prices.

On a year-over-year basis, Advanced Airlaid Materials’ net sales decreased $9.0 million largely due to $7.2 million of unfavorable foreign currency translation and a 4.1% decline in shipping volumes which more than offset a $1.7 million benefit from higher selling prices.

First-quarter 2015 operating income declined $0.6 million compared to the same quarter a year-ago as the benefit from higher selling prices was more than offset by $0.9 million from higher raw material and energy prices and $1.2 million from the adverse impact of foreign currency translation.

On a year-over-year basis, Specialty Papers’ net sales decreased $6.0 million, or 2.6% due to lower shipping volumes and mix changes partially offset by a $1.8 million benefit from higher average selling prices.

Operating income increased $7.1 million in the year-over-year comparison including the impact of higher selling prices and $2.6 million from lower raw material and energy prices. In 2015, problems with a power boiler in Pennsylvania and an evaporator upset in Ohio negatively impacted earnings by $9 million. In 2014, operating income was negatively impacted by $16 million due to evaporator issues in Ohio and excess costs resulting from severe weather conditions. Energy and related sales decreased $3.2 million in the comparison as severe weather conditions in 2014 resulted in higher selling prices for excess power.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first three months of 2015 and 2014:

	Three months ended March 31
In thousands	2015	2014	Change
Energy sales	$2,165	$7,322	$(5,157)
Costs to produce	(1,045)	(2,593)	1,548

Net	1,120	4,729	(3,609)
Renewable energy credits	948	533	415

Total	$2,068	$5,262	$(3,194)

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $5.9 million in the first three months of 2015 compared with $5.2 million in the first three months of 2014. Excluding the gains from sales of timberlands in the comparison, unallocated net operating expenses increased $2.6 million primarily due severance charges related to our workforce efficiency initiative and increased pension expense.

GLATFELTER

3.31.15 Form 10-Q

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended March 31
In thousands	2015	2014	Change
Recorded as:
Costs of products sold	$2,028	$1,618	$410
SG&A expense	781	(77)	858

Total	$2,809	$1,541	$1,268

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2015 is expected to be approximately $11.5 million compared with $6.7 million in 2014. The increase reflects the higher amortization of deferred actuarial losses related to lower discount rates and mortality assumptions.

Income taxes For the first quarter of 2015, we recorded a provision for income taxes of $4.9 million on pretax income of $18.9 million. The comparable amounts in the first quarter of 2014 were $3.1 million and $17.8 million, respectively. The effective tax rate in the first quarter of 2014 benefited from a $2.2 million tax benefit related to the reduction of deferred tax liabilities related to the restructuring of non-U.S. legal entities.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €120 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2015.

In thousands	Three months ended March 31, 2015
Favorable (unfavorable)
Net sales	$(27,615)
Costs of products sold	20,712
SG&A expenses	2,406
Income taxes and other	1,574

Net income	$ (2,923)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2015 were the same as 2014. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

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

	Three months ended March 31
In thousands	2015	2014
Cash and cash equivalents at beginning of period	$99,837	$122,882
Cash provided (used) by
Operating activities	2,155	(10,210)
Investing activities	(20,623)	(13,596)
Financing activities	(7,190)	(24,328)
Effect of exchange rate changes on cash	(2,609)	37

Net cash used	(28,267)	(48,097)

Cash and cash equivalents at end of period	$71,570	$74,785

At March 31, 2015, we had $71.6 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries are deemed to be permanently reinvested, substantially all of the cash and cash equivalents is available for use domestically. In addition to our cash and cash equivalents, $243.1 million is available under our revolving credit agreement which matures in March 2020.

GLATFELTER

3.31.15 Form 10-Q

Cash provided by operating activities totaled $2.2 million in the first quarter of 2015 compared with a use of $10.2 million in the same quarter a year ago. The increase in cash from operations primarily reflects a decrease in cash used for working capital.

Net cash used by investing activities increased by $7.0 million in the comparison of the first quarter of 2015 to the first quarter of 2014 primarily due to capital expenditures. Capital expenditures in 2015 are expected to be approximately $110 million to $120 million including approximately $40 million for Specialty Papers’ environmental compliance projects.

Net cash used by financing activities totaled $7.2 million in the first quarter of 2015 compared with $24.3 million in the same quarter of 2014. In 2014, we used $17.9 million of cash to reduce amounts outstanding on our revolving credit facility compared with no changes in the first quarter of 2015.

The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$80,030	$—
Revolving credit facility, due Nov. 2016	—	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,742	12,155
2.05% Term Loan, due Mar. 2023	45,870	51,902

Total long-term debt	386,642	404,612
Less current portion	(6,885)	(5,734)

Long-term debt, net of current portion	$379,757	$398,878

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of March 31, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.9x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of March 31, 2015, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1—Financial Statements – Note 11.

Cash used for financing activities includes cash used for common stock dividends and, with respect to the first quarter of 2014, to repurchase stock. In 2015, our Board of Directors authorized a 9% increase in our quarterly cash dividend. In the first three months of 2015, we used $4.8 million of cash for dividends on our common stock compared with $4.4 million in the same period of 2014. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

On May 1, 2014, we announced that our Board of Directors approved a $25 million increase to our share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, we may repurchase up to $50 million of our outstanding common stock of which $33.4 million remains available as of March 31, 2015. No repurchases were made in the first quarter of 2015 and repurchases totaled $1.3 million in the same quarter of 2014.

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

As more fully discussed in Note 15 – Commitments, Contingencies and Legal Proceedings, we may need to fund a portion of the on-going costs to remediate a portion of the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site. Although we are unable to

GLATFELTER

3.31.15 Form 10-Q

determine with any degree of certainty the amount we will ultimately fund, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Item 1 – Financial Statements – Note 15 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 15, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of March 31, 2015 and December 31, 2014, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes are expected to be approximately 10% higher in the second quarter than the first quarter of 2015. Selling prices and raw material and energy prices are expected to be in-line with the first quarter.

Shipping volumes for Advanced Airlaid Materials in the second quarter of 2015 are expected to be in line with the first quarter. Average raw material prices and selling prices are also expected to be in-line with the first quarter.

For Specialty Papers, we expect shipping volumes in the second quarter of 2015 to decline slightly compared with the first quarter. Overall selling prices are expected to be in-line with the first quarter of 2015 and input costs are expected to decrease slightly. We also will complete the annual maintenance outages at our two Specialty Papers facilities in the second quarter of 2015. The outages are expected to adversely impact operating profit by approximately $34 million, pre-tax, compared with $28 million in the second quarter of 2014 reflecting an expanded scope of work.

GLATFELTER

3.31.15 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2015
Dollars in thousands	2015	2016	2017	2018	2019	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$256,563
At fixed interest rates – Term Loans	55,752	50,111	42,842	35,574	28,306	56,612	58,858
At variable interest rates	80,030	80,030	80,030	80,030	80,030	80,030	80,030

						$386,642	$395,451

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.12%	2.12%	2.12%	2.12%	2.12%
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2015. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2015, we had $386.6 million of long-term debt, of which 20.7% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At March 31, 2015, the interest rate paid was approximately 1.50%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.8 million.

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

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

3.31.15 Form 10-Q

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

P. H. GLATFELTER COMPANY
(Registrant)

May 5, 2015

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

3.31.15 Form 10-Q

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

3.31.15 Form 10-Q