Form 10-Q
period 2015-06-30
GLATFELTER P H CO
filed 2015-08-04
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

Common Stock outstanding on July 30, 2015 totaled 43,358,193 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June 30, 2015

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2015	2014	2015	2014

Net sales	$410,803	$445,341	$828,272	$901,062
Energy and related sales, net	715	790	2,783	6,052

Total revenues	411,518	446,131	831,055	907,114
Costs of products sold	378,685	404,694	746,114	810,637

Gross profit	32,833	41,437	84,941	96,477
Selling, general and administrative expenses	29,137	32,314	60,409	65,865
Gains on dispositions of plant, equipment and timberlands, net	(111)	(1,482)	(2,765)	(2,291)

Operating income	3,807	10,605	27,297	32,903
Non-operating income (expense)
Interest expense	(4,352)	(4,762)	(8,860)	(9,574)
Interest income	77	52	142	113
Other, net	215	61	28	272

Total non-operating expense	(4,060)	(4,649)	(8,690)	(9,189)

Income (loss) before income taxes	(253)	5,956	18,607	23,714
Income tax provision (benefit)	(3,101)	1,287	1,834	4,397

Net income	$2,848	$4,669	$16,773	$19,317

Earnings per share
Basic	$0.07	$0.11	$0.39	$0.45
Diluted	0.06	0.11	0.38	0.44

Cash dividends declared per common share	$0.12	$0.11	$0.24	$0.22

Weighted average shares outstanding
Basic	43,377	43,287	43,315	43,327
Diluted	44,032	44,136	43,992	44,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2015	2014	2015	2014

Net income	$2,848	$4,669	$16,773	$19,317

Foreign currency translation adjustments	16,704	(533)	(24,633)	195
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $956, $(408), $(107), and $(381), respectively	(2,501)	1,080	265	1,001
Unrecognized retirement obligations, net of taxes of $(1,769), $(1,513), $(3,779), and $(2,928), respectively	2,884	2,479	6,170	4,795

Other comprehensive income (loss)	17,087	3,026	(18,198)	5,991

Comprehensive income (loss)	$19,935	$7,695	($1,425)	$25,308

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2015	2014

Assets
Cash and cash equivalents	$65,762	$99,837
Accounts receivable, net	177,582	163,760
Inventories	252,197	248,705
Prepaid expenses and other current assets	60,092	62,320

Total current assets	555,633	574,622

Plant, equipment and timberlands, net	693,919	697,608
Goodwill	77,924	84,137
Intangible assets	68,702	77,098

Other assets	134,259	128,039

Total assets	$1,530,437	$1,561,504

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$7,564	$5,734
Accounts payable	149,377	157,070
Dividends payable	5,223	4,775
Environmental liabilities	9,957	1,075
Other current liabilities	116,260	111,077

Total current liabilities	288,381	279,731

Long-term debt	383,147	398,878

Deferred income taxes	102,437	104,016

Other long-term liabilities	117,547	129,770

Total liabilities	891,512	912,395

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	51,625	54,342
Retained earnings	925,800	919,468
Accumulated other comprehensive loss	(173,068)	(154,870)

	804,901	819,484
Less cost of common stock in treasury	(165,976)	(170,375)

Total shareholders’ equity	638,925	649,109

Total liabilities and shareholders’ equity	$1,530,437	$1,561,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2015	2014
Operating activities
Net income	$16,773	$19,317
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	31,602	36,893
Amortization of debt issue costs	599	656
Pension expense, net of unfunded benefits paid	3,699	3,330
Deferred income tax provision (benefit)	2,501	(2,724)
Gains on dispositions of plant, equipment and timberlands, net	(2,765)	(2,291)
Share-based compensation	3,663	3,617
Change in operating assets and liabilities
Accounts receivable	(20,783)	(23,805)
Inventories	(8,609)	(21,783)
Prepaid and other current assets	(1,678)	(6,937)
Accounts payable	(989)	(16,870)
Accruals and other current liabilities	2,735	(11,147)
Other	(1,235)	378

Net cash provided (used) by operating activities	25,513	(21,366)

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(44,575)	(30,156)
Proceeds from disposals of plant, equipment and timberlands, net	3,051	2,360
Other	(1,600)	(100)

Net cash used by investing activities	(43,124)	(27,896)

Financing activities
Net repayments of revolving credit facility	—	(25,425)
Payments of borrowing costs	(1,329)	—
Repayment of term loans	(1,492)	—
Repurchases of common stock	—	(9,158)
Payments of dividends	(9,992)	(9,164)
Payments related to share-based compensation awards and other	(2,000)	(1,816)

Net cash used by financing activities	(14,813)	(45,563)

Effect of exchange rate changes on cash	(1,651)	(41)

Net decrease in cash and cash equivalents	(34,075)	(94,866)
Cash and cash equivalents at the beginning of period	99,837	122,882

Cash and cash equivalents at the end of period	$65,762	$28,016

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$8,281	$9,011
Income taxes, net	10,234	16,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.15 Form 10-Q

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

Recently Issued Accounting Pronouncements In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The FASB deferred the effective date to provide adequate time to effectively implement the new revenue standard. The new standard is now required to be adopted for fiscal years beginning after December 15, 2017 and early adoption is not permitted. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

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

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first six months of 2015 and 2014, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2015
Timberlands	1,398	$2,794	$2,705
Other	n/a	257	60

Total		$3,051	$2,765

2014
Timberlands	935	$2,355	$2,290
Other	n/a	5	1

Total		$2,360	$2,291

GLATFELTER

6.30.15 Form 10-Q

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended June 30
In thousands, except per share	2015	2014
Net income	$2,848	$4,669

Weighted average common shares outstanding used in basic EPS	43,377	43,287
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	655	849

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,032	44,136

Earnings per share
Basic	$0.07	$0.11
Diluted	0.06	0.11

	Six months ended June 30
In thousands, except per share	2015	2014
Net income	$16,773	$19,317

Weighted average common shares outstanding used in basic EPS	43,315	43,327
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	677	924

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,992	44,251

Earnings per share
Basic	$0.39	$0.45
Diluted	0.38	0.44

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	June 30
In thousands	2015	2014
Three months ended	687	279
Six months ended	687	273

GLATFELTER

6.30.15 Form 10-Q

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2015 and 2014.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at April 1, 2015	$(75,561)	$5,122	$(116,994)	$(2,722)	$(190,155)
Other comprehensive income before reclassifications (net of tax)	16,704	(1,220)	—	—	15,484
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,281)	2,918	(34)	1,603

Net current period other comprehensive income (loss)	16,704	(2,501)	2,918	(34)	17,087

Balance at June 30, 2015	$(58,857)	$2,621	$(114,076)	$(2,756)	$(173,068)

Balance at April 1, 2014	$15,869	$(1,020)	$(87,266)	$25	$(72,392)
Other comprehensive income before reclassifications (net of tax)	(533)	618	—	—	85
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	462	2,444	35	2,941

Net current period other comprehensive income (loss)	(533)	1,080	2,444	35	3,026

Balance at June 30, 2014	$15,336	$60	$(84,822)	$60	$(69,366)

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(24,633)	2,174	—	—	(22,459)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,909)	6,184	(14)	4,261

Net current period other comprehensive income (loss)	(24,633)	265	6,184	(14)	(18,198)

Balance at June 30, 2015	$(58,857)	$2,621	$(114,076)	$(2,756)	$(173,068)

Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	195	215	—	—	410
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	786	4,725	70	5,581

Net current period other comprehensive income	195	1,001	4,725	70	5,991

Balance at June 30, 2014	$15,336	$60	$(84,822)	$60	$(69,366)

GLATFELTER

6.30.15 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2015	2014	2015	2014
Description					Line Item in Statements of Income
Cash flow hedges (Note 14)

(Gains) losses on cash flow hedges	$(1,750)	$641	$(2,623)	$1,090	Costs of products sold
Tax (benefit) expense	469	(179)	714	(304)	Income tax provision

Net of tax	(1,281)	462	(1,909)	786
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	574	695	1,142	1,243	Costs of products sold
	187	226	379	412	Selling, general and administrative
Actuarial losses	2,924	2,233	6,288	4,429	Costs of products sold
	1,023	781	2,165	1,525	Selling, general and administrative

	4,708	3,935	9,974	7,609
Tax benefit	(1,790)	(1,491)	(3,790)	(2,884)	Income tax provision

Net of tax	2,918	2,444	6,184	4,725
Amortization of deferred benefit other plan items
Prior service costs	(57)	(59)	(115)	(118)	Costs of products sold
	(13)	(13)	(25)	(26)	Selling, general and administrative
Actuarial losses	12	106	94	212	Costs of products sold
	3	23	21	46	Selling, general and administrative

	(55)	57	(25)	114
Tax benefit	21	(22)	11	(44)	Income tax provision

Net of tax	(34)	35	(14)	70

Total reclassifications, net of tax	$1,603	$2,941	$4,261	$5,581

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of June 30, 2015 and December 31, 2014, we had $12.0 million and $14.9 million of gross unrecognized tax benefits. As of June 30, 2015, if such benefits were to be recognized, approximately $12.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. Gross unrecognized tax benefits reflected a net decrease of $2.9 million during the six months ended June 30, 2015, primarily due to the completion of tax audits during the second quarter.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2013 - 2014	N/A
State	2010 - 2014	N/A
Canada (1)	2010 - 2014	N/A
Germany (1)	2012 - 2014	2007 - 2011
France	2013 - 2014	2011 - 2012
United Kingdom	2013 - 2014	N/A
Philippines	2012, 2014	2011, 2013

(1)	– includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax

GLATFELTER

6.30.15 Form 10-Q

authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $1.8 million. Substantially all of this range relates to tax positions taken in the U.S. and Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Six months ended June 30
In millions	2015	2014
Interest expense	$—	$0.1
Penalties	—	—

	June 30 2015	December 31 2014
Accrued interest payable	$0.6	$0.6
8.	STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2015	2014
Balance at January 1,	888,942	1,001,814
Granted	152,531	167,255
Forfeited	(77,652)	(38,458)
Shares delivered	(283,627)	(239,394)

Balance at June 30,	680,194	891,217

The amount granted in 2015 and 2014 includes PSAs of 100,801 and 93,660 respectively, exclusive of reinvested dividends.

GLATFELTER

6.30.15 Form 10-Q

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
In thousands	2015	2014

Three months ended	$453	$441

Six months ended	820	1,020

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2015		2014
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,864,707	$16.20	1,977,133	$13.91
Granted	406,142	24.94	275,529	29.89
Exercised	(58,343)	13.52	(19,199)	15.57
Canceled / forfeited	(3,349)	26.53	(24,719)	18.85

Outstanding at June 30,	2,209,157	$17.87	2,208,744	$15.83

SOSAR Grants
Weighted average grant date fair value per share	$7.54		$9.85
Aggregate grant date fair value (in thousands)	$3,063		$2,713
Black-Scholes assumptions
Dividend yield	1.92%		1.47%
Risk free rate of return	1.64%		1.73%
Volatility	36.48%		37.59%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2015	2014

Three months ended	$680	$559

Six months ended	1,268	1,008
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended June 30
In thousands	2015	2014
Pension Benefits
Service cost	$2,561	$2,504
Interest cost	5,788	6,309
Expected return on plan assets	(11,454)	(10,931)
Amortization of prior service cost	761	921
Amortization of unrecognized loss	3,947	3,014

Net periodic benefit cost	$1,603	$1,817

Other Benefits
Service cost	$303	$615
Interest cost	436	598
Amortization of prior service cost	(70)	(72)
Amortization of unrecognized loss	15	129

Net periodic benefit cost	$684	$1,270

	Six months ended June 30
In thousands	2015	2014
Pension Benefits
Service cost	$5,696	$5,208
Interest cost	11,738	12,480
Expected return on plan assets	(22,997)	(21,938)
Amortization of prior service cost	1,521	1,655
Amortization of unrecognized loss	8,453	5,954

Net periodic benefit cost	$4,411	$3,359

Other Benefits
Service cost	$716	$1,230
Interest cost	999	1,196
Amortization of prior service cost	(140)	(144)
Amortization of unrecognized loss	115	258

Net periodic benefit cost	$1,690	$2,540

GLATFELTER

6.30.15 Form 10-Q

10.	INVENTORIES

Inventories, net of reserves, were as follows:

	June 30	December 31
In thousands	2015	2014
Raw materials	$63,108	$61,266
In-process and finished	120,379	117,580
Supplies	68,710	69,859

Total	$252,197	$248,705

11.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$83,287	$—
Revolving credit facility, due Nov. 2016	—	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	11,179	12,155
2.05% Term Loan, due Mar. 2023	46,245	51,902

Total long-term debt	390,711	404,612
Less current portion	(7,564)	(5,734)

Long-term debt, net of current portion	$383,147	$398,878

On March 12, 2015, we entered into an amendment to our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”). The amendment increased the amount available for borrowing to $400 million, extended the maturity of the facility to March 12, 2020, and instituted a revised interest rate pricing grid.

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of June 30, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.1x which is within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of June 30, 2015, we met all of the requirements of our debt covenants.

GLATFELTER

6.30.15 Form 10-Q

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

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $5.8 million at June 30, 2015 and are reported under the caption “Other assets” in the accompanying condensed consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries, including each of the IKB loans. All such obligations are recorded in these condensed consolidated financial statements.

As of June 30, 2015 and December 31, 2014, we had $5.3 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

12.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons is expected to be completed in 2016 and will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first six months of 2015 and 2014:

In thousands	2015	2014
Balance at January 1,	$4,114	$5,032
Accretion	59	77
Payments	(1,905)	(429)
Downward revision	(1,000)	—
Gain	(286)	(86)

Balance at June 30,	$982	$4,594

During the second quarter of 2015 we recorded a downward revision to our estimated cost of closing the lagoons. The revision was recorded as an adjustment to both the carrying value of the associated property, equipment and timberlands as well as the asset retirement obligation.

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

	June 30	December 31
In thousands	2015	2014
Other current liabilities	$982	$2,855
Other long-term liabilities	—	1,259

Total	$982	$4,114

GLATFELTER

6.30.15 Form 10-Q

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2015		December 31, 2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$83,287	$83,287	$90,555	$90,555
Fixed-rate bonds	250,000	257,813	250,000	255,470
2.40% Term loan	11,179	11,581	12,155	12,626
2.05% Term loan	46,245	47,251	51,902	53,106

Total	$390,711	$399,932	$404,612	$411,757

As of June 30, 2015, and December 31, 2014, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 14.

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

Derivatives Designated as Hedging Instruments—Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs expected to be incurred over a twelve month to eighteen month period of time. Currency forward contracts involve fixing the exchange rate for delivery of a specified amount of foreign currency on a specified date.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30 2015	December 31 2014
Derivative
Sell/Buy - sell notional
Euro / British Pound	8,607	4,592
Sell/Buy - buy notional
Euro / Philippine Peso	585,476	523,313
British Pound / Philippine Peso	443,632	260,535
Euro / U.S. Dollar	45,143	32,527
U.S. Dollar / Canadian Dollar	18,063	10,036

These contracts have maturities of between twelve months and eighteen months from the date originally entered into.

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

GLATFELTER

6.30.15 Form 10-Q

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30 2015	December 31 2014
Derivative
Sell/Buy - sell notional
U.S. Dollar / Euro	1,500	4,000
U.S. Dollar / British Pound	6,000	9,000
Euro / British Pound	—	2,000
Sell/Buy - buy notional
Euro / U.S. Dollar	7,000	—
British Pound / Euro	14,500	3,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30 2015	December 31 2014	June 30 2015	December 31 2014
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$2,525	$3,106	$379	$394
Not designated as hedging:
Forward foreign currency exchange contracts	$—	$70	$34	$161

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2015	2014	2015	2014
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$1,750	$(641)	$2,623	$(1,090)
Ineffective portion – other – net	(62)	119	288	100
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$(313)	$861	$407	$1,196

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2015	2014
Balance at January 1,	$3,282	$(1,296)
Deferred (losses) gains on cash flow hedges	2,995	292
Reclassified to earnings	(2,623)	1,090

Balance at June 30,	$3,654	$86

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve months and the amount ultimately recognized will vary depending on actual market rates.

GLATFELTER

6.30.15 Form 10-Q

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

The United States notified the following parties (“PRPs”) of their potential responsibility to implement response actions, to pay response costs, and to compensate for NRDs at this site: Appvion, Inc. (formerly known as Appleton Papers Inc.), CBC Coating, Inc. (formerly known as Riverside Paper Corporation), Georgia-Pacific Consumer Products, L.P. (“Georgia-Pacific”, formerly known as Fort James Operating Company), Menasha Corporation, NCR Corporation (“NCR”), U.S. Paper Mills Corp., and WTM I Company. As described below, many other parties have been joined in litigation. After giving effect to settlements reached with the Governments, the remaining PRPs exposed to continuing obligations to implement the remainder of the cleanup consist of us, Georgia-Pacific and NCR.

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The remedial actions from 2007 through 2014 were funded primarily by NCR and its indemnitors, including Appvion, Inc. In late June 2015, we began placing sand caps in OU4b as a response to the government’s demands. We expect the cost of the work to be approximately $10 million during 2015. Georgia Pacific and NCR are funding work in 2015 pursuant to a proposed consent decree. Work is scheduled to continue in OU2-5 through 2017; although work may be required into 2018 to fully complete the project, with monitoring and maintenance to follow.

Although we have not contributed significant funds towards remedial actions other than in OU1 until 2015, as more fully discussed below, significant uncertainties exist pertaining to the ultimate allocation of OU2-5 remediation costs as well as the shorter term funding of the remedial actions for OU2-5.

Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. On October 14, 2014, the Governments represented to the United States District Court in Green Bay that $1.1 billion provided an “upper end estimate of total past and future response costs” including a $100 million “uncertainty premium for future response costs.” Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion. Much of that amount has already been incurred, including approximately $100 million for OU1 and what we believe to be approximately $500 million for OU2-5 prior to the 2015 remediation season.

In previous years, the Governments indicated their expectation was to have work in OU2-5 completed at a rate estimated to cost at least $70 million annually in 2015 and 2016, and at lower rates thereafter. However, the Governments have revised their estimate per year and the cost for the 2015 dredging season was increased to be approximately $100 million.

As the result of a partial settlement, Georgia-Pacific has no obligation to pay for work upstream of a line near

GLATFELTER

6.30.15 Form 10-Q

Georgia-Pacific’s Green Bay West Mill located in OU4. We believe substantially all in-water work upstream of this line has been completed as of the end of the 2014 dredging season.

Allocation Litigation. In January 2008, NCR and Appvion brought an action in the federal district court in Green Bay to allocate among all parties responsible for this Site all of the costs incurred by the Governments, all of the costs incurred by the parties, and all of the NRDs owed to the Natural Resource Trustees. We have previously referred to this case as the “Whiting Litigation.” After several summary judgment rulings and a trial, the trial court entered judgment in the Whiting Litigation, allocating to NCR 100 percent of the costs (a) of the OU2-5 cleanup, (b) NRDs, (c) past and future costs incurred by the Governments in OU2-5, and (d) past and future costs incurred by any of the other parties net of an appropriate equitable adjustment for insurance recoveries. As to Glatfelter, NCR was judged liable to us for $4.28 million and any future costs or damages we may incur. NCR was held not responsible for costs incurred in OU1.

All parties appealed the Whiting Litigation judgment to the United States Court of Appeals for the Seventh Circuit. On September 25, 2014, that court affirmed, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1, which is upstream of the outfall of the facilities for which NCR is responsible solely as an “arranger for disposal” of PCB-containing waste paper by recycling it at our mill. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation.

We contend the district court should, after further consideration, reinstate the 100%, or some similar very high, allocation to NCR of all the costs, and we should bear no share or a very small share. However, NCR has taken a contrary position and has sought contributions from others for future work until all allocation issues are resolved.

In addition, we take the position that the “single site” theory on which the courts held us responsible for cleaning up parts of the Site far downstream of our former mill should, if applied to NCR, make it liable for costs incurred in OU1. The district court agreed with us in an order dated March 3, 2015.

On March 31, 2015, NCR sought review of that order by the court of appeals which review was denied on May 1, 2015. However, on May 15, 2015, the district court issued an opinion in the Government Action, described below, containing a sentence suggesting that NCR would not be liable for OU1; we have sought reconsideration, as described below.

Appvion and NCR have had a cost-sharing agreement since at least 1998. The court of appeals held if Appvion incurred any recoverable costs because the Governments had named Appvion as a potentially responsible party, then Appvion may have a right to recover those costs under CERCLA. We and Appvion disagree over the proper treatment of amounts that Appvion incurred while a PRP that were also subject to a cost-sharing agreement with NCR; we contend Appvion may not recover costs it was contractually obligated to incur, that it has no other costs, and if it did, we would have a right to contribution of any recovery against NCR and others. However, Appvion takes a contrary position and claims in excess of $170 million.

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

All other potentially responsible parties, including the United States and the State of Wisconsin, have settled with the Governments. As a result, the remaining defendants consist of us, NCR, and Georgia-Pacific.

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

GLATFELTER

6.30.15 Form 10-Q

On remand, the district court issued an opinion on May 15, 2015, (“May 15 Decision”) in which it held that the existing trial record allowed it to apportion NCR’s liability for OU4 at 28% of the total costs. The district court did not apportion liability for OU2 or OU3. The court’s opinion contains a sentence stating that NCR would not be liable for OU1 because the facilities formerly owned by NCR discharged downstream. The parties disagree over the judgment that the district court should enter, if any, based on the May 15 Decision. Further, we, Georgia-Pacific, and the United States have moved separately for reconsideration of the May 15 Decision; other parties have also moved or submitted briefs in support of one of the three other motions. The district court has not yet ruled on those motions for reconsideration or entered a final judgment.

Except as described above with respect to the claim for NRDs, the pending settlement, and the motion for a judgment on further findings, we do not know the Governments’ intentions concerning further litigation of the Government Action, nor do we know the schedule for any further proceedings. We cannot now predict when it will be resolved.

Interim Funding of Ongoing Work. As described above, the court of appeals vacated the allocation judgment in the Whiting Litigation on September 25, 2014, but neither court has since replaced that allocation with any other. On April 9, 2015, the EPA approved a “Final Phase 2B Work Plan For 2015 Remedial Action of Operable Units 2 Through 5” (the “2015 Work Plan”), which sets forth remedial activities for 2015 estimated to cost approximately $100 million. NCR, GP, and we were not able to reach agreement on a division of the costs of that work on an interim basis, subject to reallocation in the Whiting Litigation. NCR and GP have entered into a proposed consent decree with the United States under which they will fund certain work estimated to cost approximately $67 million in 2015, and they will not be responsible for the remainder of the work, estimated to cost approximately $33 million. The United States has not moved to enter that consent decree. Through the issuance of the 2015 Work Plan the EPA assigned to us those remaining tasks. Under the proposed consent decree, all parties would remain jointly and severally liable for work in the 2015 Work Plan not completed in 2015, except for a small amount of work upstream of the area for which GP is responsible.

Accordingly, we have contracted for and have begun certain portions of the work assigned to us under the 2015 Work Plan estimated to cost approximately $5 million, and we anticipate contracting for further work in 2015 estimated to cost an additional $5 million. We do not know whether all of the work assigned to us can be completed practically in 2015.

As noted above, we are in the process of completing work in OU4, estimated to total approximately $10 million, an amount less than the amount assigned to us in the 2015 Work Plan and any such work is subject to a reallocation of costs in the pending Whiting litigation. With respect to the 2015 Work Plan, we disagree with the United States over i) whether the work purportedly assigned to us could be completed in the specified timeframe; ii) whether the EPA has the legal authority to assign remedial tasks as it purports to have done under the terms of the UAO; iii) whether we have available to us avenues for relief from the purported obligation to perform the assigned work in 2015; iv) whether we have any other responses of which we may avail our self; v) whether an arbitrary per capita allocation of one-third can be imposed on us in light of the multiple rulings by the courts since 2009 that appear inconsistent with a per capita allocation; and vi) whether the 2015 Work Plan affects the Company’s ultimate liability for this Site. Further, we contend that if the district court does not reconsider the May 15 Decision described above, we believe our apportioned share of liability in OU4 to be about one-eighth of the work performed in any period. We anticipate that $10 million of work in 2015 would satisfy our share of the obligation if NCR and GP perform the work assigned to them in the 2015 Work Plan. The United States disagrees. We cannot predict the outcome of these disagreements or any possible resulting litigation.

Therefore, in the interim it is conceivable we may be required to complete more of the tasks assigned to us in the 2015 Work Plan than those described above. It is also conceivable we may be required to continue to perform work in OU2-5 beyond the 2015 season. Although we are unable to determine with any degree of certainty the amount we may be required to complete or fund, those amounts could be significant. Any amounts we pay or any other party pays in the interim may be subject to reallocation when the Whiting Litigation is resolved.

NRDs. The Governments’ NRD assessment documents originally claimed we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. The Governments claimed this range should be inflated to current dollars and then certain unreimbursed past assessment costs should be added, so the range of their claim was $287 million to $423 million in 2009.

However, on October 14, 2014, the Governments represented to the district court that if certain settlements providing $45.9 million toward compensation of NRDs

GLATFELTER

6.30.15 Form 10-Q

were approved, the total NRD recovery would amount to $105 million. The Governments stated they would consider those recoveries adequate and they would withdraw their claims against us and NCR for additional compensation of NRDs. The Governments have subsequently sought leave to withdraw their NRD claims against us. The district court has yet to decide whether it will permit the Governments to withdraw those claims without prejudice to re-filing them at some later time, or whether their NRD claims have been satisfied. Some of the settling parties, including all of the settling parties contributing the $45.9 million, have waived their rights to seek contribution from us of the settlement amounts. We previously paid a portion of the earlier settlements that the Governments value at $59 million and that we contend may be somewhat more.

Reserves for the Site. Our reserve including ongoing monitoring obligations in OU1, our share of remediation of the downstream portions of the Site, the 2015 Work Plan, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination totaled $16.2 million and $16.3 million, as of June 30, 2015 and December 31, 2014, respectively. We have not increased our reserve as a result of the issuance of the 2015 Work Plan nor for any of the courts’ actions during the year. If we are unsuccessful in the allocation litigation or in the enforcement litigation described above, we may be required to record additional charges and such charges could be significant.

Of our total reserve for the Fox River, $10.0 million is recorded in the accompanying June 30, 2015 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

As described above, the appellate court vacated and remanded for reconsideration the district court’s ruling in the Whiting Litigation that NCR would bear 100% of costs for the downstream portion of the Site. We continue to believe we will not be allocated a significant share of liability in any final equitable allocation of the response costs for OU2-5 or for NRDs. The parties take contrary positions, however, as to whether costs incurred in satisfying apportioned liability – that is, liability for which the parties are not jointly and severally liable – may be reallocated equitably, and the district court has yet to resolve that issue. The accompanying condensed consolidated financial statements do not include reserves for any future defense costs, which could be significant, related to our involvement at the Site.

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

Based upon the rulings in the Whiting Litigation and the Government Action, neither of which endorsed an equitable allocation in proportion to the mass of PCBs discharged, we continue to believe an allocation in proportion to mass of PCBs discharged would not constitute an equitable allocation of the potential liability for the contamination at the Fox River. We contend other factors, such as a party’s role in causing costs, the location of discharge, and the location of contamination must be considered in order for the allocation to be equitable. The May 15 Decision raises the possibility that certain costs, but not others, may be apportioned and not equitably allocated, and that apportionment may be related in some manner to the mass of PCBs contributed to the sediment bed in a given operable unit (which differs from the mass discharged). All parties other than NCR and Appvion disagree, and have sought reconsideration.

GLATFELTER

6.30.15 Form 10-Q

Range of Reasonably Possible Outcomes. Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records of decision, as well as discussions with legal counsel and cost estimates for work to be performed at the Site, and substantially dependent on the resolution of the allocation issues discussed above, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued for the Fox River matter by amounts ranging from insignificant to $185 million. We believe the likelihood of an outcome in the upper end of the monetary range is less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote.

We expect remediation costs to be incurred primarily over the next two to three years, although we are unable to determine with any degree of certainty the amount we may be required to fund for interim remediation work. To the extent we provide such interim funding, we contend that NCR or another party would be required to reimburse us once the final allocation is determined.

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

GLATFELTER

6.30.15 Form 10-Q

16.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$140.4	$157.0	$57.5	$70.5	$212.9	$217.9	$—	$—	$410.8	$445.3
Energy and related sales, net	—	—	—	—	0.7	0.8	—	—	0.7	0.8

Total revenue	140.4	157.0	57.5	70.5	213.6	218.7	—	—	411.5	446.1
Cost of products sold	112.4	126.9	52.3	62.0	211.9	214.1	2.1	1.7	378.7	404.7

Gross profit (loss)	28.0	30.1	5.2	8.5	1.7	4.6	(2.1)	(1.7)	32.8	41.4
SG&A	11.3	12.8	2.1	2.3	11.7	11.8	4.0	5.4	29.1	32.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	(1.5)	(0.1)	(1.5)

Total operating income (loss)	16.7	17.3	3.1	6.2	(10.0)	(7.2)	(6.0)	(5.6)	3.8	10.6
Non-operating expense	—	—	—	—	—	—	(4.1)	(4.6)	(4.1)	(4.6)

Income (loss) before income taxes	$16.7	$17.3	$3.1	$6.2	$(10.0)	$(7.2)	$(10.1)	$(10.2)	$(0.3)	$6.0

Supplementary Data
Net tons sold (thousands)	39.4	39.4	22.6	24.6	191.3	190.7	—	—	253.3	254.8
Depreciation, depletion and amortization	$6.7	$7.6	$2.1	$2.3	$6.3	$7.9	$0.5	$0.5	$15.6	$18.3
Capital expenditures	5.6	5.4	1.5	1.4	15.6	8.6	0.1	0.3	22.8	15.7

Six months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$275.7	$315.6	$119.8	$141.8	$432.8	$443.7	$—	$—	$828.3	$901.1
Energy and related sales, net	—	—	—	—	2.8	6.1	—	—	2.8	6.1

Total revenue	275.7	315.6	119.8	141.8	435.6	449.8	—	—	831.1	907.1
Cost of products sold	221.5	252.9	107.3	125.1	412.3	429.1	5.0	3.5	746.1	810.6

Gross profit (loss)	54.2	62.7	12.5	16.7	23.3	20.7	(5.0)	(3.5)	84.9	96.5
SG&A	22.9	26.1	4.0	4.7	23.9	25.5	9.5	9.6	60.4	65.9
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.8)	(2.3)	(2.8)	(2.3)

Total operating income (loss)	31.3	36.6	8.5	12.0	(0.6)	(4.8)	(11.7)	(10.8)	27.3	32.9
Non-operating expense	—	—	—	—	—	—	(8.7)	(9.2)	(8.7)	(9.2)

Income (loss) before income taxes	$31.3	$36.6	$8.5	$12.0	$(0.6)	$(4.8)	$(20.4)	$(20.0)	$18.6	$23.7

Supplementary Data
Net tons sold (thousands)	77.3	79.4	46.7	49.7	390.0	392.9	—	—	514.0	522.1
Depreciation, depletion and amortization	$13.4	$15.3	$4.3	$4.6	$12.9	$16.1	$1.0	$0.9	$31.6	$36.9
Capital expenditures	11.5	11.4	2.8	2.9	28.8	14.8	1.5	1.1	44.6	30.2

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

6.30.15 Form 10-Q

17.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following presents the condensed consolidating statements of income, including comprehensive income for the three months and six months ended June 30, 2015 and 2014, the condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014 and the condensed consolidating cash flows for the six months ended June 30, 2015 and 2014. These financial statements reflect the Parent, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. Our presentation of the Guarantors’ statement of income for the three months and six months ended June 30, 2014 has been restated to correctly apply the equity method of accounting to reflect the Guarantors’ equity interests in certain Non Guarantors. Such changes are reflected under the caption “Equity in earnings of subsidiaries” in the accompanying condensed consolidating statements of income. The correction had no impact on any financial information of the Parent Company, the Non Guarantors or on the condensed consolidating balance sheet or the statement of cash flows.

Condensed Consolidating Statement of Income for the

three months ended June 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$212,920	$—	$197,883	$—	$410,803
Energy and related sales, net	715	—	—	—	715

Total revenues	213,635	—	197,883	—	411,518
Costs of products sold	213,316	—	165,369	—	378,685

Gross profit	319	—	32,514	—	32,833
Selling, general and administrative expenses	15,661	15	13,461	—	29,137
Gains on dispositions of plant, equipment and timberlands, net	(51)	—	(60)	—	(111)

Operating income (loss)	(15,291)	(15)	19,113	—	3,807
Other non-operating income (expense)
Interest expense	(4,608)	—	(6,370)	6,626	(4,352)
Interest income	169	6,498	36	(6,626)	77
Equity in earnings of subsidiaries	17,879	11,761	—	(29,640)	—
Other, net	(745)	(20)	980	—	215

Total other non-operating income (expense)	12,695	18,239	(5,354)	(29,640)	(4,060)

Income (loss) before income taxes	(2,596)	18,224	13,759	(29,640)	(253)
Income tax provision (benefit)	(5,444)	445	1,898	—	(3,101)

Net income	2,848	17,779	11,861	(29,640)	2,848
Other comprehensive income (loss)	17,087	13,680	(9,958)	(3,722)	17,087

Comprehensive income	$19,935	$31,459	$1,903	$(33,362)	$19,935

GLATFELTER

6.30.15 Form 10-Q

Condensed Consolidating Statement of Income for the

three months ended June 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$217,864	$4	$227,478	$(5)	$445,341
Energy and related sales, net	790	—	—	—	790

Total revenues	218,654	4	227,478	(5)	446,131
Costs of products sold	215,756	4	188,939	(5)	404,694

Gross profit	2,898	—	38,539	—	41,437
Selling, general and administrative expenses	16,555	143	15,616	—	32,314
Gains on dispositions of plant, equipment and timberlands, net	(162)	(1,316)	(4)	—	(1,482)

Operating income (loss)	(13,495)	1,173	22,927	—	10,605
Other non-operating income (expense)
Interest expense	(4,756)	—	(2,815)	2,809	(4,762)
Interest income	164	2,656	41	(2,809)	52
Equity in earnings of subsidiaries	19,021	15,482	—	(34,503)	—
Other, net	(338)	11	389	(1)	61

Total other non-operating income (expense)	14,091	18,149	(2,385)	(34,504)	(4,649)

Income before income taxes	596	19,322	20,542	(34,504)	5,956
Income tax provision (benefit)	(4,073)	715	4,645	—	1,287

Net income	4,669	18,607	15,897	(34,504)	4,669
Other comprehensive income (loss)	3,026	(550)	1,098	(548)	3,026

Comprehensive income	$7,695	$18,057	$16,995	$(35,052)	$7,695

GLATFELTER

6.30.15 Form 10-Q

Condensed Consolidating Statement of Income for the

six months ended June 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$432,796	$—	$395,476	$—	$828,272
Energy and related sales, net	2,783	—	—	—	2,783

Total revenues	435,579	—	395,476	—	831,055
Costs of products sold	415,835	—	330,279	—	746,114

Gross profit	19,744	—	65,197	—	84,941
Selling, general and administrative expenses	32,843	205	27,361	—	60,409
Gains on dispositions of plant, equipment and timberlands, net	(1,522)	(1,183)	(60)	—	(2,765)

Operating income (loss)	(11,577)	978	37,896	—	27,297
Other non-operating income (expense)
Interest expense	(9,425)	—	(12,764)	13,329	(8,860)
Interest income	332	13,097	41	(13,328)	142
Equity in earnings of subsidiaries	34,242	21,236	—	(55,478)	—
Other, net	(1,460)	(146)	1,635	(1)	28

Total other non-operating income (expense)	23,689	34,187	(11,088)	(55,478)	(8,690)

Income before income taxes	12,112	35,165	26,808	(55,478)	18,607
Income tax provision (benefit)	(4,661)	1,349	5,146	—	1,834

Net income	16,773	33,816	21,662	(55,478)	16,773
Other comprehensive income (loss)	(18,198)	(24,870)	28,890	(4,020)	(18,198)

Comprehensive income (loss)	$(1,425)	$8,946	$50,552	$(59,498)	$(1,425)

GLATFELTER

6.30.15 Form 10-Q

Condensed Consolidating Statement of Income for the

six months ended June 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$443,695	$21	$457,367	$(21)	$901,062
Energy and related sales, net	6,052	—	—	—	6,052

Total revenues	449,747	21	457,367	(21)	907,114
Costs of products sold	432,472	21	378,165	(21)	810,637

Gross profit	17,275	—	79,202	—	96,477
Selling, general and administrative expenses	34,347	156	31,362	—	65,865
Gains on dispositions of plant, equipment and timberlands, net	(974)	(1,317)	—	—	(2,291)

Operating income (loss)	(16,098)	1,161	47,840	—	32,903
Other non-operating income (expense)
Interest expense	(9,494)	—	(5,545)	5,465	(9,574)
Interest income	316	5,214	48	(5,465)	113
Equity in earnings of subsidiaries	41,520	35,944	—	(77,464)	—
Other, net	(1,220)	21	1,471	—	272

Total other non-operating income (expense)	31,122	41,179	(4,026)	(77,464)	(9,189)

Income before income taxes	15,024	42,340	43,814	(77,464)	23,714
Income tax provision (benefit)	(4,293)	1,628	7,062	—	4,397

Net income	19,317	40,712	36,752	(77,464)	19,317
Other comprehensive income (loss)	5,991	(549)	1,983	(1,434)	5,991

Comprehensive income	$25,308	$40,163	$38,735	$(78,898)	$25,308

GLATFELTER

6.30.15 Form 10-Q

Condensed Consolidating Balance Sheet as of

June 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$34,316	$308	$31,138	$—	$65,762
Other current assets	233,505	217,912	284,051	(245,597)	489,871
Plant, equipment and timberlands, net	278,537	961	414,421	—	693,919
Investments in subsidiaries	723,851	400,722	—	(1,124,573)	—
Other assets	129,829	95,693	151,541	(96,178)	280,885

Total assets	$1,400,038	$715,596	$881,151	$(1,466,348)	$1,530,437

Liabilities and Shareholders’ Equity
Current liabilities	$359,940	$1,939	$178,455	$(251,953)	$288,381
Long-term debt	250,000	—	659,770	(526,623)	383,147
Deferred income taxes	50,564	(452)	51,305	1,020	102,437
Other long-term liabilities	100,609	—	107,279	(90,341)	117,547

Total liabilities	761,113	1,487	996,809	(867,897)	891,512
Shareholders’ equity	638,925	714,109	(115,658)	(598,451)	638,925

Total liabilities and shareholders’ equity	$1,400,038	$715,596	$881,151	$(1,466,348)	$1,530,437

Condensed Consolidating Balance Sheet as of

December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$42,208	$514	$57,115	$—	$99,837
Other current assets	218,544	420,451	263,567	(427,777)	474,785
Plant, equipment and timberlands, net	255,255	991	441,362	—	697,608
Investments in subsidiaries	824,480	399,931	—	(1,224,411)	—
Other assets	121,125	—	186,129	(17,980)	289,274

Total assets	$1,461,612	$821,887	$948,173	$(1,670,168)	$1,561,504

Liabilities and Shareholders’ Equity
Current liabilities	$403,662	$3,394	$307,737	$(435,062)	$279,731
Long-term debt	250,000	—	721,457	(572,579)	398,878
Deferred income taxes	46,483	(453)	70,275	(12,289)	104,016
Other long-term liabilities	112,358	—	11,633	5,779	129,770

Total liabilities	812,503	2,941	1,111,102	(1,014,151)	912,395
Shareholders’ equity	649,109	818,946	(162,929)	(656,017)	649,109

Total liabilities and shareholders’ equity	$1,461,612	$821,887	$948,173	$(1,670,168)	$1,561,504

GLATFELTER

6.30.15 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the

six months ended June 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(4,343)	$(684)	$30,540	$—	$25,513
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(30,241)	—	(14,334)	—	(44,575)
Proceeds from disposal plant, equipment and timberlands, net	1,581	1,213	257	—	3,051
Repayments from intercompany loans	—	48,855	—	(48,855)	—
Advances of intercompany loans	—	(38,690)	—	38,690	—
Intercompany capital (contributed) returned	10,500	(300)	—	(10,200)	—
Other	(1,600)	—	—	—	(1,600)

Total investing activities	(19,760)	11,078	(14,077)	(20,365)	(43,124)
Financing activities
Net repayments of indebtedness	—	—	(1,492)	—	(1,492)
Payments of borrowing costs	(1,329)	—	—	—	(1,329)
Payment of dividends to shareholders	(9,992)	—	—	—	(9,992)
Repayments of intercompany loans	(9,158)	—	(39,697)	48,855	—
Borrowings of intercompany loans	38,690	—	—	(38,690)	—
Intercompany capital received (returned)	—	(10,600)	400	10,200	—
Payments related to share-based compensation awards and other	(2,000)	—	—	—	(2,000)

Total financing activities	16,211	(10,600)	(40,789)	20,365	(14,813)
Effect of exchange rate on cash	—	—	(1,651)	—	(1,651)

Net (decrease) increase in cash	(7,892)	(206)	(25,977)	—	(34,075)
Cash at the beginning of period	42,208	514	57,115	—	99,837

Cash at the end of period	$34,316	$308	$31,138	$—	$65,762

GLATFELTER

3.30.15 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the

six months ended June 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations		Consolidated

Net cash provided (used) by
Operating activities	$(15,054)	$1,773	$(8,085)	$		$(21,366)
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(15,963)	—	(14,193)		—	(30,156)
Proceeds from disposal plant, equipment and timberlands, net	1,000	1,355	5		—	2,360
Advances of intercompany loans	—	(3,450)	—		3,450	—
Other	(100)	—	—		—	(100)

Total investing activities	(15,063)	(2,095)	(14,188)		3,450	(27,896)
Financing activities
Net proceeds from indebtedness	—	—	(25,425)		—	(25,425)
Payment of dividends to shareholders	(9,164)	—	—		—	(9,164)
Repurchases of common stock	(9,158)	—	—		—	(9,158)
Borrowings of intercompany loans	3,450	—	—		(3,450)	—
Payments related to share-based compensation awards and other	(1,816)	—	—		—	(1,816)

Total financing activities	(16,688)	—	(25,425)		(3,450)	(45,563)
Effect of exchange rate on cash	—	—	(41)		—	(41)

Net decrease in cash	(46,805)	(322)	(47,739)		—	(94,866)
Cash at the beginning of period	56,216	501	66,165		—	122,882

Cash at the end of period	$9,411	$179	$18,426		$—	$28,016

GLATFELTER

6.30.15 Form 10-Q

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

Forward-Looking Statements This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-Q are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, shipping volumes, selling prices, input costs, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;

ii.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;

iii.	changes in energy-related costs and commodity raw materials with an energy component;

iv.	our ability to develop new, high value-added products;

v.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

vi.	the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;
vii.	the gain or loss of significant customers and/or on-going viability of such customers;

viii.	the impact of unplanned production interruption;

ix.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

x.	adverse results in litigation of the Fox River matter;

xi.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

xii.	geopolitical events, including the impact of conflicts such as Russia and Ukraine;

xiii.	the impact of war and terrorism;

xiv.	disruptions in production and/or increased costs due to labor disputes;

xv.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xvi.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and

xvii.	our ability to finance, consummate and integrate acquisitions;

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

GLATFELTER

6.30.15 Form 10-Q

RESULTS OF OPERATIONS

Six months ended June 30, 2015 versus the six

months ended June 30, 2014

Overview For the first six months of 2015, net income was $16.8 million, or $0.38 per diluted share, compared with $19.3 million, or $0.44 per diluted share, in the same period of 2014. On an adjusted earnings basis, a non-GAAP measure that excludes non-core business items discussed below, earnings per share were $0.35 compared with $0.41 in 2014. The year-over-year comparison of results of operations reflects the adverse impact of i) the stronger U.S. dollar on our euro-denominated businesses; ii) weaker demand and pricing for nonwoven wall cover products primarily due to economic conditions in Russia and Ukraine; and iii) weaker demand for certain Advanced Airlaid Materials’ products. These unfavorable factors were partially offset by the improved performance of Specialty Papers.

The following table sets forth summarized results of operations:

	Six months ended June 30
In thousands, except per share	2015	2014
Net sales	$828,272	$901,062
Gross profit	84,941	96,477
Operating income	27,297	32,903
Net income	16,773	19,317
Earnings per diluted share	0.38	0.44

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

Adjusted net income consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may significantly impact our operating performance. As such, these items may not be indicative of past or future performance of the Company and therefore are excluded for comparability purposes.

Workforce efficiency charges. These adjustments include costs that are directly related to actions undertaken to reduce costs and improve operating efficiencies. Such costs were specifically incurred as part of our initiative to reduce global headcount as part of a more broad based cost reduction effort initiated in the fourth quarter of 2014.

Acquisition and integration related costs. These adjustments include costs directly related to the consummation of the acquisition process and those related to integrating recently acquired businesses. These costs are irregular in timing and as such may not be indicative of our past or future performance.

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the six months ended June 30, 2015 and 2014:

In thousands, except per share	After-tax amounts	Diluted EPS
2015
Net income	$16,773	$0.38
Timberland sales and related costs (1)	(3,078)	(0.07)
Workforce efficiency charges	1,410	0.03
Acquisition and integration related costs	113	—

Adjusted earnings (non-GAAP)	$15,218	$0.35

2014
Net income	$19,317	$0.44
Timberland sales and related costs	(1,379)	(0.03)

Adjusted earnings (non-GAAP)	$17,938	$0.41

(1)	Includes release of $1.4 million of tax reserves.

GLATFELTER

6.30.15 Form 10-Q

Business Unit Performance

Six months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$275.7	$315.6	$119.8	$141.8	$432.8	$443.7	$—	$—	$828.3	$901.1
Energy and related sales, net	—	—	—	—	2.8	6.1	—	—	2.8	6.1

Total revenue	275.7	315.6	119.8	141.8	435.6	449.8	—	—	831.1	907.1
Cost of products sold	221.5	252.9	107.3	125.1	412.3	429.1	5.0	3.5	746.1	810.6

Gross profit (loss)	54.2	62.7	12.5	16.7	23.3	20.7	(5.0)	(3.5)	84.9	96.5
SG&A	22.9	26.1	4.0	4.7	23.9	25.5	9.5	9.6	60.4	65.9
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.8)	(2.3)	(2.8)	(2.3)

Total operating income (loss)	31.3	36.6	8.5	12.0	(0.6)	(4.8)	(11.7)	(10.8)	27.3	32.9
Non-operating expense	—	—	—	—	—	—	(8.7)	(9.2)	(8.7)	(9.2)

Income (loss) before income taxes	$31.3	$36.6	$8.5	$12.0	$(0.6)	$(4.8)	$(20.4)	$(20.0)	$18.6	$23.7

Supplementary Data
Net tons sold (thousands)	77.3	79.4	46.7	49.7	390.0	392.9	—	—	514.0	522.1
Depreciation, depletion and amortization	$13.4	$15.3	$4.3	$4.6	$12.9	$16.1	$1.0	$0.9	$31.6	$36.9
Capital expenditures	11.5	11.4	2.8	2.9	28.8	14.8	1.5	1.1	44.6	30.2

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

GLATFELTER

6.30.15 Form 10-Q

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2015	2014	Change
Net sales	$828,272	$901,062	$(72,790)
Energy and related sales, net	2,783	6,052	(3,269)

Total revenues	831,055	907,114	(76,059)
Costs of products sold	746,114	810,637	(64,523)

Gross profit	$84,941	$96,477	$(11,536)

Gross profit as a percent of Net sales	10.3%	10.7%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2015	2014
Business Unit
Composite Fibers	33.3%	35.0%
Advanced Airlaid Material	14.5	15.7
Specialty Papers	52.2	49.3

Total	100.0%	100.0%

Net sales totaled $828.3 million in the first six months of 2015 compared with $901.1 million in the first six months of 2014. Currency translation adjustments unfavorably impacted the year-over-year comparison by $56.9 million reflecting a significantly stronger U.S. dollar.

Composite Fibers’ net sales declined $39.9 million, or 12.6%, due to $42.8 million of unfavorable currency translation together with lower shipping volumes and $4.5 million from lower selling prices, partially offset by the inclusion of Spezialpapierfabrik Oberschmitten GmbH (SPO), which was acquired in the fourth quarter of 2014. Shipping volumes declined 2.6% primarily due to a 20.5% decline in shipments of nonwoven wall cover, which is directly impacted by the economic conditions in Russia and Ukraine, partially offset by higher shipments of technical specialties and food and beverage segments.

Composite Fibers’ operating income for the first half of 2015 decreased $5.3 million to $31.3 million compared to the year-ago period. The decline in operating income was primarily related to lower selling prices and $6.4 million of unfavorable currency translation. These factors were partially offset by a $3.5 million benefit from lower raw material and energy prices.

On a year-over-year basis, Advanced Airlaid Materials’ net sales decreased $22.0 million largely due to $14.2 million of unfavorable foreign currency translation and a

6.0% decline in shipping volumes. These factors were partially offset by $1.6 million of higher selling prices.

Advanced Airlaid Materials’ operating income for the first six months of 2015 declined $3.5 million compared to the same period a year-ago as the combined impact of soft market demand and related production downtime and $2.7 million from the adverse impact of foreign currency translation more than offset the benefit of higher selling prices.

On a year-over-year basis, Specialty Papers’ net sales declined $10.9 million, or 2.5% due to lower shipping volumes and mix changes. Lower average selling prices impacted the comparison by $0.7 million.

This business unit’s operating loss totaled $0.6 million for the first six months of 2015 compared to a loss of $4.8 million a year ago, a $4.2 million improvement. Operating results for both periods are impacted by the cost of annual maintenance outages at the unit’s two facilities. Due to an expanded scope of work, the cost of the outages was $33.4 million in 2015 compared with $28.2 million in 2014. Excluding the cost of the outages from the comparison, operating results improved by $9.4 million primarily due to lower raw material and energy costs and operating performance partially offset by $3.3 million of lower energy and related sales. Energy and related sales decreased in the comparison as severe weather conditions in 2014 resulted in higher selling prices for excess power and a boiler outage in the first quarter of 2015 reduced power sales.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first six months of 2015 and 2014:

	Six months ended June 30
In thousands	2015	2014	Change
Energy sales	$3,328	$9,202	$(5,874)
Costs to produce	(2,256)	(4,021)	1,765

Net	1,072	5,181	(4,109)
Renewable energy credits	1,711	871	840

Total	$2,783	$6,052	$(3,269)

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as

GLATFELTER

6.30.15 Form 10-Q

“Other and Unallocated” in our table of Business Unit Performance, totaled $11.7 million in the first six months of 2015 compared with $10.8 million in the first six months of 2014. Excluding the gains from sales of timberlands in the comparison, unallocated net operating expenses increased $1.4 million primarily due severance charges related to our workforce efficiency initiative.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended June 30
In thousands	2015	2014	Change
Recorded as:
Costs of products sold	$3,495	$3,306	$189
SG&A expense	916	53	863

Total	$4,411	$3,359	$1,052

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2015 is expected to be approximately $9.1 million compared with $6.7 million in 2014. The increase reflects the higher amortization of deferred actuarial losses related to lower discount rates and mortality assumptions.

Income taxes For the first six months of 2015, we recorded a provision for income taxes of $1.8 million on pretax income of $18.6 million. During 2015, we released reserves for uncertain tax positions totaling $2.6 million in connection with the completion of certain federal and state tax examinations. For the first six months of 2014, we recorded a provision for income taxes of $4.4 million on pretax income of $23.7 million. The effective tax rate in the first half of 2014 includes a $2.2 million tax benefit related to the revaluation of deferred taxes.

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

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2015.

In thousands	Six months ended June 30, 2015
Favorable (unfavorable)
Net sales	$(56,931)
Costs of products sold	42,922
SG&A expenses	4,935
Income taxes and other	1,772

Net income	$ (7,302)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2015 were the same as 2014. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

6.30.15 Form 10-Q

Three months ended June 30, 2015 versus the three

months ended June 30, 2014

Overview For the second quarter of 2015, net income was $2.8 million, or $0.06 per diluted share, compared with $4.7 million, or $0.11 per diluted share, in the second quarter of 2014.

The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2015	2014
Net sales	$410,803	$445,341
Gross profit	32,833	41,437
Operating income	3,807	10,605
Net income	2,848	4,669
Earnings per diluted share	0.06	0.11

Adjusted earnings, a non-GAAP financial measure, is set forth in the following table for the second quarters of 2015 and 2014:

In thousands, except per share	After-tax amounts	Diluted EPS
2015
Net income	$2,848	$0.06
Timberland sales and related costs (1)	(1,461)	(0.03)
Workforce efficiency charges	457	0.01

Adjusted earnings (non-GAAP)	$1,844	$0.04

2014
Net income	$4,669	$0.11
Timberland sales and related costs	(872)	(0.02)

Adjusted earnings (non-GAAP)	$3,797	$0.09

(1)	Includes release of $1.4 million of tax reserves.

Business Unit Performance

Three months ended June 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$140.4	$157.0	$57.5	$70.5	$212.9	$217.9	$—	$—	$410.8	$445.3
Energy and related sales, net	—	—	—	—	0.7	0.8	—	—	0.7	0.8

Total revenue	140.4	157.0	57.5	70.5	213.6	218.7	—	—	411.5	446.1
Cost of products sold	112.4	126.9	52.3	62.0	211.9	214.1	2.1	1.7	378.7	404.7

Gross profit (loss)	28.0	30.1	5.2	8.5	1.7	4.6	(2.1)	(1.7)	32.8	41.4
SG&A	11.3	12.8	2.1	2.3	11.7	11.8	4.0	5.4	29.1	32.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	(1.5)	(0.1)	(1.5)

Total operating income (loss)	16.7	17.3	3.1	6.2	(10.0)	(7.2)	(6.0)	(5.6)	3.8	10.6
Non-operating expense	—	—	—	—	—	—	(4.1)	(4.6)	(4.1)	(4.6)

Income (loss) before income taxes	$16.7	$17.3	$3.1	$6.2	$(10.0)	$(7.2)	$(10.1)	$(10.2)	$(0.3)	$6.0

Supplementary Data
Net tons sold (thousands)	39.4	39.4	22.6	24.6	191.3	190.7	—	—	253.3	254.8
Depreciation, depletion and amortization	$6.7	$7.6	$2.1	$2.3	$6.3	$7.9	$0.5	$0.5	$15.6	$18.3
Capital expenditures	5.6	5.4	1.5	1.4	15.6	8.6	0.1	0.3	22.8	15.7

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

6.30.15 Form 10-Q

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2015	2014	Change
Net sales	$410,803	$445,341	$(34,538)
Energy and related sales, net	715	790	(75)

Total revenues	411,518	446,131	(34,613)
Costs of products sold	378,685	404,694	(26,009)

Gross profit	$32,833	$41,437	$(8,604)

Gross profit as a percent of Net sales	8.0%	9.3%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2015	2014
Business Unit
Composite Fibers	34.2%	35.3%
Advanced Airlaid Material	14.0	15.8
Specialty Papers	51.8	48.9

Total	100.0%	100.0%

Net sales totaled $410.8 million in the second quarter of 2015 compared with $445.3 million in the second quarter of 2014. The translation of non-U.S. dollar sales unfavorably impacted the year-over-year comparison by $29.3 million reflecting the effect of a weaker Euro on the Composite Fibers and Advanced Airlaid Materials business units.

Composite Fibers’ net sales declined $16.6 million, or 10.6%, primarily due to $22.4 million of unfavorable currency translation and $1.7 million from lower selling prices. These unfavorable factors were partially offset by mix changes and the inclusion of SPO, which was acquired in the fourth quarter of 2014. Shipping volumes were essentially flat as record shipments in Food & Beverage offset a 19% decline in nonwoven wall cover.

Composite Fibers’ second-quarter 2015 operating income totaled $16.7 million, a $0.6 million decline compared to the year-ago period as the lower selling prices and $1.9 million of unfavorable currency translation were partially offset by improved operations.

Advanced Airlaid Materials’ net sales decreased $13.0 million largely due to $6.9 million of unfavorable currency translation and an 8.3% decline in shipping volumes.

Advanced Airlaid Materials’ operating income declined $3.1 million in the second quarter compared to the same quarter a year-ago as lower shipments and the related market downtime negatively impacted results by $3.4 million.

In the Specialty Papers business unit, net sales decreased $4.9 million, or 2.3% due to lower average selling prices totaling $2.6 million and mix changes.

Specialty Papers’ operating loss increased $2.7 million in the year-over-year comparison and totaled $10.0 million in the second quarter of 2015. Operating results for both quarters are impacted by the cost of annual maintenance outages at the Company’s Chillicothe, OH and Spring Grove, PA facilities. Due to an expanded scope of work, the cost of the outages was $33.4 million in the second quarter of 2015 compared with $28.2 million in 2014. Excluding the cost of the outages from the comparison, operating results increased $2.5 million primarily due to lower raw material and energy costs partially offset by lower average selling prices.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the second quarters of 2015 and 2014:

	Three months ended June 30
In thousands	2015	2014	Change
Energy sales	$1,163	$1,880	$(717)
Costs to produce	(1,211)	(1,428)	217

Net	(48)	452	(500)
Renewable energy credits	763	338	425

Total	$715	$790	$(75)

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

GLATFELTER

6.30.15 Form 10-Q

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $6.0 million in the second quarter of 2015 compared with $5.6 million in the second quarter of 2014. Excluding the impact of sales of timberlands in the comparison, unallocated net operating expenses decreased $1.0 million primarily due lower corporate spending.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended June 30
In thousands	2015	2014	Change
Recorded as:
Costs of products sold	$1,468	$1,687	$(219)
SG&A expense	135	130	5

Total	$1,603	$1,817	$(214)

Income taxes For the second quarter of 2015, we recorded an income tax benefit of $3.1 million on a pretax loss of $0.3 million primarily due to the release of reserves for uncertain tax positions totaling $2.6 million in connection with the completion of tax audits.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2015 compared to the second quarter of 2014:

In thousands	Three months ended June 30, 2015
Favorable (unfavorable)
Net sales	$(29,316)
Costs of products sold	22,210
SG&A expenses	2,529
Income taxes and other	198

Net income	$ (4,379)

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

	June 30
In thousands	2015	2014
Cash and cash equivalents at beginning of period	$99,837	$122,882
Cash provided (used) by
Operating activities	25,513	(21,366)
Investing activities	(43,124)	(27,896)
Financing activities	(14,813)	(45,563)
Effect of exchange rate changes on cash	(1,651)	(41)

Net cash used	(34,075)	(94,866)

Cash and cash equivalents at end of period	$65,762	$28,016

At June 30, 2015, we had $65.8 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries are deemed to be permanently reinvested, substantially all of the cash and cash equivalents is available for use domestically. In addition to our cash and cash equivalents, $205.8 million is available under our revolving credit agreement which matures in March 2020.

Cash provided by operating activities totaled $25.5 million in the first six months of 2015 compared with a use of $21.4 million in the same period a year ago. The increase in cash from operations primarily reflects a decrease in cash used for working capital primarily related to lower inventory and improved payment terms with suppliers together with lower income tax payments.

Net cash used by investing activities increased by $15.2 million in the year-over-year comparison primarily due to capital expenditures largely related to environmental compliance. Capital expenditures in 2015 are expected to be approximately $105 million to $115 million including approximately $35 million for Specialty Papers’ environmental compliance projects.

Net cash used by financing activities totaled $14.8 million in the first six months of 2015 compared with $45.6 million in the same period of 2014. In 2014, we used $25.4 million of cash to reduce amounts outstanding on our revolving credit facility compared with no changes in the first six months of 2015.

GLATFELTER

6.30.15 Form 10-Q

At June 30, 2015, our net debt (defined as total debt less cash) totaled $324.9 million compared to $304.8 million at the end of 2014. The following table sets forth our outstanding long-term indebtedness:

	June 30	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$83,287	$—
Revolving credit facility, due Nov. 2016	—	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	11,179	12,155
2.05% Term Loan, due Mar. 2023	46,245	51,902

Total long-term debt	390,711	404,612
Less current portion	(7,564)	(5,734)

Long-term debt, net of current portion	$383,147	$398,878

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of June 30, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.1x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2015, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1—Financial Statements – Note 11.

Cash used for financing activities includes cash used for common stock dividends, and, with respect to the the first six months of 2014, stock repurchases. In February 2015, our Board of Directors authorized a 9% increase in our quarterly cash dividend. In the first six months of 2015, we used $10.0 million of cash for dividends on our common stock compared with $9.2 million in the same period of 2014. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

On May 1, 2014, we announced that our Board of Directors approved a $25 million increase to our share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, we may repurchase up to $50 million of our outstanding common stock of which $33.4 million remains available as of June 30, 2015. No repurchases were made in the first six months of 2015 and repurchases used $9.2 million of cash in the first half of 2014.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We will incur material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We have begun converting or replacing four coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. The total cost of these projects is estimated at $85 million to $90 million of which $17.9 million has been spent to date. The balance of the costs will be incurred substantially over the next eighteen months. The amount of capital spending ultimately incurred may differ, and the difference could be material. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

As more fully discussed in Note 15 – Commitments, Contingencies and Legal Proceedings, during the second half 2015, we expect to spend approximately $10 million to remediate a portion of the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site. It is conceivable we may need to fund a portion of the on-going costs beyond 2015. Although we are unable to determine with any degree of certainty the amount we may be required to fund for interim remediation work, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Item 1 – Financial Statements – Note 15 for a summary of significant environmental matters.

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

GLATFELTER

6.30.15 Form 10-Q

Off-Balance-Sheet Arrangements As of June 30, 2015 and December 31, 2014, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes are expected to be slightly higher in the third quarter than the second quarter of 2015. Selling prices and raw material and energy prices are expected to be in-line with the second quarter.

Shipping volumes for Advanced Airlaid Materials in the third quarter of 2015 are expected to be 5% higher than the second quarter. Average selling prices are expected to decline slightly in the third quarter compared to the second quarter and raw material prices are expected to be in-line.

For Specialty Papers, we expect shipping volumes in the third quarter of 2015 to increase approximately 5% compared with the second quarter reflecting normal seasonal patterns. Overall, we expect selling prices to decline slightly in the third quarter compared to the second quarter due to continued pressure on commodity products. Input costs are expected to be in-line with the second quarter of 2015. We expect maintenance spending to decrease by $31 million reflecting more normal patterns of maintenance spending.

GLATFELTER

6.30.15 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2015
Dollars in thousands	2015	2016	2017	2018	2019	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$257,813
At fixed interest rates – Term Loans	57,424	52,150	44,586	37,022	29,458	57,424	58,832
At variable interest rates	83,287	83,287	83,287	83,287	83,287	83,287	83,287

						$390,711	$399,932

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.12%	2.12%	2.12%	2.12%	2.12%
On variable rate debt	1.25%	1.25%	1.25%	1.25%	1.25%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2015. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2015, we had $390.7 million of long-term debt, of which 21.3% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At June 30, 2015, the interest rate paid was approximately 1.25%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.8 million.

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

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

6.30.15 Form 10-Q

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

August 4, 2015

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

6.30.15 Form 10-Q

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

6.30.15 Form 10-Q