Form 10-Q
period 2015-09-30
GLATFELTER P H CO
filed 2015-11-03
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

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

Common Stock outstanding on October 30, 2015 totaled 43,406,546 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

September 30, 2015

PART I

Item  1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2015	2014	2015	2014

Net sales	$419,960	$465,092	$1,248,232	$1,366,154
Energy and related sales, net	1,153	860	3,936	6,912

Total revenues	421,113	465,952	1,252,168	1,373,066
Costs of products sold	361,205	385,439	1,107,319	1,196,076

Gross profit	59,908	80,513	144,849	176,990
Selling, general and administrative expenses	39,792	37,886	100,201	103,751
Gains on dispositions of plant, equipment and timberlands, net	(123)	(1,590)	(2,888)	(3,881)

Operating income	20,239	44,217	47,536	77,120
Non-operating income (expense)
Interest expense	(4,317)	(4,671)	(13,177)	(14,245)
Interest income	90	30	232	143
Other, net	(220)	(167)	(192)	105

Total non-operating expense	(4,447)	(4,808)	(13,137)	(13,997)

Income before income taxes	15,792	39,409	34,399	63,123
Income tax provision	2,288	9,037	4,122	13,434

Net income	$13,504	$30,372	$30,277	$49,689

Earnings per share
Basic	$0.31	$0.71	$0.70	$1.15
Diluted	0.31	0.69	0.69	1.13

Cash dividends declared per common share	$0.12	$0.11	$0.36	$0.33

Weighted average shares outstanding
Basic	43,457	43,049	43,363	43,233
Diluted	43,865	43,841	43,949	44,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2015	2014	2015	2014

Net income	$13,504	$30,372	$30,277	$49,689

Foreign currency translation adjustments	(3,262)	(33,450)	(27,895)	(33,255)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $1,045, $(593), $938, and $(974), respectively	(2,823)	1,475	(2,558)	2,476
Unrecognized retirement obligations, net of taxes of $(1,895), $(1,463), $(5,675), and $(4,391), respectively	3,083	2,398	9,253	7,193

Other comprehensive loss	(3,002)	(29,577)	(21,200)	(23,586)

Comprehensive income	$10,502	$795	$9,077	$26,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2015	2014

Assets
Cash and cash equivalents	$73,665	$99,837
Accounts receivable, net	177,917	163,760
Inventories	248,086	248,705
Prepaid expenses and other current assets	59,776	62,320

Total current assets	559,444	574,622

Plant, equipment and timberlands, net	697,324	697,608
Goodwill	78,126	84,137
Intangible assets	66,212	77,098

Other assets	136,641	128,039

Total assets	$1,537,747	$1,561,504

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$7,580	$5,734
Accounts payable	151,751	157,070
Dividends payable	5,228	4,775
Environmental liabilities	16,022	1,075
Other current liabilities	111,769	111,077

Total current liabilities	292,350	279,731

Long-term debt	381,535	398,878

Deferred income taxes	101,207	104,016

Other long-term liabilities	116,539	129,770

Total liabilities	891,631	912,395

Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	52,852	54,342
Retained earnings	934,077	919,468
Accumulated other comprehensive loss	(176,070)	(154,870)

	811,403	819,484
Less cost of common stock in treasury	(165,287)	(170,375)

Total shareholders’ equity	646,116	649,109

Total liabilities and shareholders’ equity	$1,537,747	$1,561,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.15 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2015	2014
Operating activities
Net income	$30,277	$49,689
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	47,423	53,547
Amortization of debt issue costs	893	985
Pension expense, net of unfunded benefits paid	5,541	4,575
Charge for impairment of intangible asset	1,200	3,262
Charge for environmental matter	10,000	—
Deferred income tax benefit	(2,043)	(4,434)
Gains on dispositions of plant, equipment and timberlands, net	(2,888)	(3,881)
Share-based compensation	5,502	5,811
Change in operating assets and liabilities
Accounts receivable	(21,572)	(35,528)
Inventories	(5,714)	(19,982)
Prepaid and other current assets	420	(2,367)
Accounts payable	5,561	(25,576)
Accruals and other current liabilities	797	(6,214)
Environmental matters	(5,617)	(39)
Other	743	1,532

Net cash provided by operating activities	70,523	21,380

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(74,280)	(47,036)
Proceeds from disposals of plant, equipment and timberlands, net	3,181	4,051
Acquisition, net of cash acquired	(224)	—
Other	(1,600)	(600)

Net cash used by investing activities	(72,923)	(43,585)

Financing activities
Net repayments of revolving credit facility	—	(30,720)
Payments of borrowing costs	(1,329)	—
Repayment of term loans	(3,387)	—
Proceeds from term loans	—	12,592
Repurchases of common stock	—	(12,180)
Payments of dividends	(15,215)	(13,935)
Payments related to share-based compensation awards and other	(2,015)	(1,764)

Net cash used by financing activities	(21,946)	(46,007)

Effect of exchange rate changes on cash	(1,826)	(1,015)

Net decrease in cash and cash equivalents	(26,172)	(69,227)
Cash and cash equivalents at the beginning of period	99,837	122,882

Cash and cash equivalents at the end of period	$73,665	$53,655

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$8,943	$9,959
Income taxes, net	14,566	19,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.15 Form 10-Q

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

Recently Issued Accounting Pronouncements In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 - Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The FASB deferred the effective date to provide adequate time to effectively implement the new revenue standard. The new standard is now required to be adopted for fiscal years beginning after December 15, 2017. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

3.	ACQUISITION

On October 1, 2014, we completed the acquisition of all of the outstanding equity of Spezialpapierfabrik Oberschmitten GmbH (SPO) from FINSPO Beteiligungs-GmbH for $8.2 million. SPO has annual sales of approximately $33 million. SPO, located near Frankfurt, Germany, primarily produces highly technical papers for a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction. SPO also produces glassine products, which are used in cosmetics packaging, food packaging, and pharmaceutical dosage bags. SPO is operated as part of the Composite Fibers business unit, and complements other technical specialties.

4.	GAINS ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS, NET

During the first nine months of 2015 and 2014, we completed sales of assets as summarized in the following table:

Dollars in thousands	Acres	Proceeds	Gain
2015
Timberlands	1,398	$2,794	$2,704
Other	n/a	387	184

Total		$3,181	$2,888

2014
Timberlands	2,030	$4,041	$3,876
Other	n/a	10	5

Total		$4,051	$3,881

GLATFELTER

9.30.15 Form 10-Q

On October 9, 2015, we completed the sale of 9,803 acres of timberlands for $17.0 million in cash. We expect to realize an after-tax gain on the transaction of approximately $9.1 million in the fourth quarter of 2015.

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended September 30
In thousands, except per share	2015	2014
Net income	$13,504	$30,372

Weighted average common shares outstanding used in basic EPS	43,457	43,049
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	408	792

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,865	43,841

Earnings per share
Basic	$0.31	$0.71
Diluted	0.31	0.69

	Nine months ended September 30
In thousands, except per share	2015	2014
Net income	$30,277	$49,689

Weighted average common shares outstanding used in basic EPS	43,363	43,233
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	586	878

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,949	44,111

Earnings per share
Basic	$0.70	$1.15
Diluted	0.69	1.13

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	September 30
In thousands	2015	2014
Three months ended	696	282
Nine months ended	696	282

GLATFELTER

9.30.15 Form 10-Q

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2015 and 2014.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at July 1, 2015	$(58,857)	$2,621	$(114,076)	$(2,756)	$(173,068)
Other comprehensive income before reclassifications (net of tax)	(3,262)	(1,381)	—	—	(4,643)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,442)	3,090	(7)	1,641

Net current period other comprehensive income (loss)	(3,262)	(2,823)	3,090	(7)	(3,002)

Balance at September 30, 2015	$(62,119)	$(202)	$(110,986)	$(2,763)	$(176,070)

Balance at July 1, 2014	$15,336	$60	$(84,822)	$60	$(69,366)
Other comprehensive income before reclassifications (net of tax)	(33,450)	1,379	—	—	(32,071)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	96	2,363	35	2,494

Net current period other comprehensive income (loss)	(33,450)	1,475	2,363	35	(29,577)

Balance at September 30, 2014	$(18,114)	$1,535	$(82,459)	$95	$(98,943)

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(27,895)	793	—	—	(27,102)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,351)	9,274	(21)	5,902

Net current period other comprehensive income (loss)	(27,895)	$(2,558)	9,274	(21)	(21,200)

Balance at September 30, 2015	$(62,119)	$(202)	$(110,986)	$(2,763)	$(176,070)

Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	(33,255)	1,594	—	—	(31,661)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	882	7,088	105	8,075

Net current period other comprehensive income (loss)	(33,255)	2,476	7,088	105	(23,586)

Balance at September 30, 2014	$(18,114)	$1,535	$(82,459)	$95	$(98,943)

GLATFELTER

9.30.15 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2015	2014	2015	2014
Description					Line Item in Statements of Income
Cash flow hedges (Note 15)

(Gains) losses on cash flow hedges	$(1,972)	$137	$(4,595)	$1,227	Costs of products sold
Tax (benefit) expense	530	(41)	1,244	(345)	Income tax provision

Net of tax	(1,442)	96	(3,351)	882
Retirement plan obligations (Note 9)
Amortization of deferred benefit pension plan items
Prior service costs	571	621	1,713	1,864	Costs of products sold
	189	206	568	618	Selling, general and administrative
Actuarial losses	3,144	2,215	9,432	6,644	Costs of products sold
	1,082	762	3,247	2,287	Selling, general and administrative

	4,986	3,804	14,960	11,413
Tax benefit	(1,896)	(1,441)	(5,686)	(4,325)	Income tax provision

Net of tax	3,090	2,363	9,274	7,088
Amortization of deferred benefit other plan items
Prior service costs	(58)	(59)	(173)	(178)	Costs of products sold
	(12)	(13)	(37)	(38)	Selling, general and administrative
Actuarial losses	48	106	142	319	Costs of products sold
	10	23	31	68	Selling, general and administrative

	(12)	57	(37)	171
Tax benefit	5	(22)	16	(66)	Income tax provision

Net of tax	(7)	35	(21)	105

Total reclassifications, net of tax	$1,641	$2,494	$5,902	$8,075

7.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of September 30, 2015 and December 31, 2014, we had $12.0 million and $14.9 million of gross unrecognized tax benefits. As of September 30, 2015, if such benefits were to be recognized, approximately $12.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate. Gross unrecognized tax benefits reflected a net decrease of $2.9 million during the nine months ended September 30, 2015, primarily due to the completion of federal and state examinations during the second quarter.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress

United States
Federal	2013 - 2014	N/A
State	2010 - 2014	N/A
Canada (1)	2010 - 2014	N/A
Germany (1)	2012 - 2014	2007 - 2011
France	2013 - 2014	2011 - 2012
United Kingdom	2013 - 2014	N/A
Philippines	2012, 2014	2013

(1)	– includes provincial or similar local jurisdictions, as applicable

GLATFELTER

9.30.15 Form 10-Q

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $1.7 million. Substantially all of this range relates to tax positions taken in the U.S. and Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Nine months ended September 30
In millions	2015	2014
Interest expense	$—	$0.1
Penalties	—	—

	September 30 2015	December 31 2014
Accrued interest payable	$0.6	$0.6
8.	STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2015	2014
Balance at January 1,	888,942	1,001,814
Granted	160,514	173,206
Forfeited	(87,567)	(45,355)
Shares delivered	(286,857)	(239,394)

Balance at September 30,	675,032	890,271

The amount granted in 2015 and 2014 includes PSAs of 105,017 and 95,691 respectively, exclusive of reinvested dividends.

GLATFELTER

9.30.15 Form 10-Q

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	September 30
In thousands	2015	2014

Three months ended	$395	$854

Nine months ended	1,214	1,874

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2015		2014
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,864,707	$16.20	1,977,133	$13.91
Granted	423,590	24.62	281,881	29.22
Exercised	(70,347)	14.12	(26,245)	15.67
Canceled / forfeited	(17,559)	25.24	(29,842)	19.36

Outstanding at September 30,	2,200,391	$17.82	2,202,927	$15.77

SOSAR Grants
Weighted average grant date fair value per share	$7.46		$9.81
Aggregate grant date fair value (in thousands)	$3,134		$2,764
Black-Scholes assumptions
Dividend yield	1.94%		1.48%
Risk free rate of return	1.64%		1.74%
Volatility	36.38%		37.59%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2015	2014

Three months ended	$671	$577

Nine months ended	1,940	1,585
9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended September 30
In thousands	2015	2014
Pension Benefits
Service cost	$2,850	$2,602
Interest cost	5,868	6,216
Expected return on plan assets	(11,498)	(10,969)
Amortization of prior service cost	760	827
Amortization of unrecognized loss	4,226	2,977

Net periodic benefit cost	$2,206	$1,653

Other Benefits
Service cost	$358	$614
Interest cost	499	597
Amortization of prior service cost	(70)	(72)
Amortization of unrecognized loss	58	129

Net periodic benefit cost	$845	$1,268

	Nine months ended September 30
In thousands	2015	2014
Pension Benefits
Service cost	$8,546	$7,810
Interest cost	17,606	18,696
Expected return on plan assets	(34,495)	(32,907)
Amortization of prior service cost	2,281	2,482
Amortization of unrecognized loss	12,679	8,931

Net periodic benefit cost	$6,617	$5,012

Other Benefits
Service cost	$1,074	$1,844
Interest cost	1,498	1,793
Amortization of prior service cost	(210)	(216)
Amortization of unrecognized loss	173	387

Net periodic benefit cost	$2,535	$3,808

GLATFELTER

9.30.15 Form 10-Q

10.	ASSET IMPAIRMENT CHARGE

During the third quarters of 2015 and 2014, in connection with our annual test of potential impairment of indefinite lived intangible assets, we recorded $1.2 million and $3.3 million, respectively, of non-cash asset impairment charges related to a trade name intangible asset acquired in connection with our Composite Fibers business unit’s 2013 Dresden acquisition. The charges were due to changes in the estimated fair value of the trade name, primarily driven by lower forecasted revenues associated with the business, an increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political and economic instability. The charges are recorded in the accompanying condensed consolidated statements of income under the caption “Selling, general and administrative expenses.” The fair value of the asset was estimated using a discounted cash flow model, Level 3 fair value classification.

11.	INVENTORIES

Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2015	2014
Raw materials	$59,985	$61,266
In-process and finished	117,980	117,580
Supplies	70,121	69,859

Total	$248,086	$248,705

12.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$83,464	$—
Revolving credit facility, due Nov. 2016	—	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,803	12,155
2.05% Term Loan, due Mar. 2023	44,848	51,902

Total long-term debt	389,115	404,612
Less current portion	(7,580)	(5,734)

Long-term debt, net of current portion	$381,535	$398,878

On March 12, 2015, we amended our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $400 million, extended the maturity of the facility to March 12, 2020, and instituted a revised interest rate pricing grid.

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of September 30, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.2x which is within the limits set forth in our credit agreement. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

GLATFELTER

9.30.15 Form 10-Q

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of September 30, 2015, we met all of the requirements of our debt covenants.

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

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $5.6 million at September 30, 2015 and are reported under the caption “Other assets” in the accompanying condensed consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries, including each of the IKB loans. All such obligations are recorded in these condensed consolidated financial statements.

As of September 30, 2015 and December 31, 2014, we had $5.3 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

13.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons is expected to be completed in 2016 and will be accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period. Following is a summary of activity recorded during the first nine months of 2015 and 2014:

In thousands	2015	2014
Balance at January 1,	$4,114	$5,032
Accretion	59	115
Payments	(2,384)	(767)
Downward revision	(1,000)	—
Gain	(359)	(128)

Balance at September 30,	$430	$4,252

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

The following table summarizes the line items in the accompanying condensed consolidated balance sheets where the asset retirement obligations are recorded:

	September 30	December 31
In thousands	2015	2014
Other current liabilities	$430	$2,855
Other long-term liabilities	—	1,259

Total	$430	$4,114

GLATFELTER

9.30.15 Form 10-Q

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents and accounts receivable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2015		December 31, 2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$83,464	$83,464	$90,555	$90,555
Fixed-rate bonds	250,000	253,908	250,000	255,470
2.40% Term loan	10,803	10,729	12,155	12,626
2.05% Term loan	44,848	43,611	51,902	53,106

Total	$389,115	$391,712	$404,612	$411,757

As of September 30, 2015, and December 31, 2014, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 15.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30 2015	December 31 2014
Derivative
Sell/Buy - sell notional
Euro / British Pound	9,189	4,592
Sell/Buy - buy notional
Euro / Philippine Peso	661,453	523,313
British Pound / Philippine Peso	471,607	260,535
Euro / U.S. Dollar	47,751	32,527
U.S. Dollar / Canadian Dollar	19,205	10,036

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

9.30.15 Form 10-Q

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30 2015	December 31 2014
Derivative
Sell/Buy - sell notional
U.S. Dollar / Euro	—	4,000
U.S. Dollar / British Pound	7,000	9,000
Euro / British Pound	—	2,000
British Pound / Euro	2,000	—
Sell/Buy - buy notional
Euro / U.S. Dollar	7,000	—
British Pound / Euro	15,500	3,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30 2015	December 31 2014	September 30 2015	December 31 2014
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$693	$3,106	$1,676	$394
Not designated as hedging:
Forward foreign currency exchange contracts	$91.0	$70	$0	$161

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2015	2014	2015	2014
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$1,972	$(137)	$4,595	$(1,227)
Ineffective portion – other – net	(184)	81	104	181
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$621	$595	$1,028	$1,792

The impact of activity not designated as hedging was substantially offset by the remeasurement of the underlying on-balance sheet item.

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2015	2014
Balance at January 1,	$3,282	$(1,296)
Deferred gains on cash flow hedges	1,100	2,223
Reclassified to earnings	(4,595)	1,227

Balance at September 30,	$(213)	$2,154

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve months and the amount ultimately recognized will vary depending on actual market rates.

Credit risk related to derivative activity arises in the event the counterparty fails to meet its obligations to us.

GLATFELTER

9.30.15 Form 10-Q

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The remedial actions from 2007 through 2014 were funded primarily by NCR and its indemnitors, including Appvion, Inc. In late June 2015, we began placing sand covers and certain other covering and capping in OU4b as a response to the Government’s demands. We expect the cost of the remediation we will perform in 2015 to be approximately $10 million. Georgia Pacific and NCR are funding work in 2015 pursuant to a proposed consent decree. Work is scheduled to continue in OU2-5 through 2017; although work may be required into 2018 to complete the project, with monitoring and maintenance to follow.

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

As the result of a partial settlement, Georgia-Pacific has no obligation to pay for work upstream of a line near

GLATFELTER

9.30.15 Form 10-Q

Georgia-Pacific’s Green Bay West Mill located in OU4. We believe substantially all in-water work upstream of this line had been completed as of the end of the 2014 dredging season.

Allocation Litigation. In January 2008, NCR and Appvion brought an action in the federal district court in Green Bay to allocate among all parties responsible for this Site all of the costs incurred by the Governments, all of the costs incurred by the parties, and all of the NRDs owed to the Natural Resource Trustees. We have previously referred to this case as the “Whiting Litigation.” After several summary judgment rulings and a trial, the trial court entered judgment in the Whiting Litigation, allocating to NCR 100% of the costs of (a) the OU2-5 cleanup, (b) NRDs, (c) past and future costs incurred by the Governments in OU2-5, and (d) past and future costs incurred by any of the other parties net of an appropriate equitable adjustment for insurance recoveries. As to Glatfelter, NCR was judged liable to us for $4.28 million and any future costs or damages we may incur. NCR was held not responsible for costs incurred in OU1.

All parties appealed the Whiting Litigation judgment to the United States Court of Appeals for the Seventh Circuit. On September 25, 2014, that court affirmed, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1 — which is upstream of the outfall of the facilities for which NCR is responsible — solely as an “arranger for disposal” of PCB-containing waste paper by recycling it at our mill. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation.

We contend the district court should, after further consideration, reinstate the 100%, or some similar very high, allocation to NCR of all the costs, and should hold that we should bear no share or a very small share. However, NCR has taken a contrary position and has sought contributions from others for future work until all allocation issues are resolved.

In addition, we take the position that the “single site” theory on which the courts held us responsible for cleaning up parts of the Site far downstream of our former mill should, if applied to NCR, make it liable for costs incurred in OU1. The district court agreed with us in an order dated March 3, 2015. On March 31, 2015, NCR sought review of that order by the court of appeals which review was denied on May 1, 2015. However, on May 15, 2015, the district court issued an opinion in the Government Action, described below, containing a sentence suggesting that NCR would not be liable for

OU1. Also as described below, on October 19, 2015, the district court reconsidered its May 15 opinion and ruled against NCR generally, although with no specific reference to OU1.

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

The district court has established a schedule for the Whiting Litigation under which it would hold a trial in July 2016 on remaining issues.

Enforcement Litigation. In October 2010, the United States and the State of Wisconsin brought an action (“Government Action”) in the federal district court in Green Bay against us and 13 other defendants seeking (a) to recover all of their unreimbursed past costs, (b) to obtain a declaration of joint and several liability for all of their future costs, (c) to recover NRDs, and (d) to obtain a declaration of liability of all of the respondents on the UAO to perform the remedy in OU2-5 as required by the UAO and a mandatory permanent injunction to the same effect. The last of these claims was tried in 2012, and in May 2013, the district court enjoined us, NCR, WTM I, and Menasha Corp. to perform the work under the UAO. As the result of partial settlements, U.S. Paper Mills Corp. and Georgia-Pacific agreed to joint and several liability for some of the work. Appvion was held not liable for this Site under CERCLA.

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

GLATFELTER

9.30.15 Form 10-Q

NCR had failed to prove that liability for OU2-5 could be apportioned, directing the lower court to consider issues it had not considered initially.

On remand, the district court issued an opinion on May 15, 2015, (“May 15 Decision”) in which it held that the existing trial record allowed it to apportion NCR’s liability for OU4 at 28% of the total OU4 costs. The district court did not apportion liability for OU2 or OU3. The court’s opinion contains a sentence stating that NCR would not be liable for OU1 because the facilities formerly owned by NCR discharged downstream. We moved for reconsideration of the May 15 Decision, as did the United States, Georgia-Pacific, and certain other parties. On October 19, 2015, the district court reconsidered its May 15 Decision and held that NCR had not shown a reasonable basis for apportionment of its liability for the site.

We do not know the Governments’ intentions concerning further litigation of the Government Action, nor do we know the schedule for any further proceedings. We cannot now predict when it will be resolved.

Interim Funding of Ongoing Work. As described above, the court of appeals vacated the allocation judgment in the Whiting Litigation on September 25, 2014, but neither court has since replaced that allocation with any other. The 2007 UAO requires the PRPs to submit annual remediation work plans. For 2015, the EPA approved the 2015 Work Plan for $100 million of remediation activities. NCR, GP, and we were not able to reach agreement on a division of the costs of that work on an interim basis, subject to reallocation in the Whiting Litigation. NCR and GP have entered into a proposed consent decree with the United States under which they will fund certain work estimated to cost approximately $67 million in 2015, and they will not be responsible for completing the remainder of the work in 2015, estimated to cost approximately $33 million. The United States has not moved to enter that consent decree. Through the issuance of the 2015 Work Plan the EPA assigned to us those remaining tasks. Under the proposed consent decree, all parties would remain jointly and severally liable for work in the 2015 Work Plan not completed in 2015, except for a small amount of work upstream of the area for which GP is responsible. We contracted for remediation work in OU4, estimated to total approximately $10 million, an amount less than the amount assigned to us in the 2015 Work Plan.

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

In September 2015, the U.S. Department of Justice notified us that we, along with Georgia - Pacific, should be prepared to participate in the remediation activities during 2016. In addition, we understand NCR has submitted a draft 2016 Work Plan. Although we do not have an estimate of the costs of completing the work NCR proposes be completed in 2016, we expect the cost could approximate $100 million. The draft does not assign work to particular parties.

Because we may not be able to obtain an agreement with the other parties or a ruling in litigation defining our obligation to contribute to work in 2016 prior to the time that work would have to be implemented, it is conceivable that we may have to choose an amount of work that we believe satisfies any obligation we may have to complete work in 2016, which selection we will have to defend after the fact. It is also conceivable we may be in the same position with respect to work in OU2-5 beyond the 2016 season. Although we are unable to determine with any degree of certainty the amount we may be required to complete or fund, those amounts could be significant. Any amounts we pay or any other party pays in the interim may be subject to reallocation when the Whiting Litigation is resolved.

NRDs. The Governments’ NRD assessment documents originally claimed we are jointly and severally responsible for NRDs with a value between $176 million and $333 million. The Governments claimed this range should be inflated to current dollars and then certain unreimbursed past assessment costs should be added, so the range of their claim was $287 million to $423 million in 2009.

However, on October 14, 2014, the Governments represented to the district court that if certain settlements providing $45.9 million toward compensation of NRDs were approved, the total NRD recovery would amount to $105 million. The Governments stated they would consider those recoveries adequate and they would withdraw their claims against us and NCR for additional compensation of NRDs. On October 19, 2015, the district court granted the Governments leave to withdraw their

GLATFELTER

9.30.15 Form 10-Q

NRD claims against us without prejudice to re-filing them at some later time. Some of the settling parties, including all of the settling parties contributing the $45.9 million, have waived their rights to seek contribution from us of the settlement amounts. We previously paid a portion of the earlier settlements that the Governments value at $59 million and that we contend may be somewhat more.

Reserves for the Site. Our reserve including ongoing monitoring obligations in OU1, our share of remediation of the downstream portions of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination is set forth below:

In thousands	2015	2014
Balance at January 1,	$16,223	$16,276
Payments	(5,617)	(39)
Accruals	10,000	—

Balance at September 30,	$20,606	$16,237

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2015 Work Plan, of which approximately $4.5 million will be paid during the fourth quarter of 2015. In addition, in the third quarter of 2015 we increased our reserve by $10.0 million to reflect our estimate of costs to be incurred related to the 2016 Work Plan. The charge is recorded in the accompanying condensed consolidated financial statements under the caption “Selling, general and administrative expenses.” If we are unsuccessful in the allocation litigation or in the enforcement litigation described above, we may be required to record additional charges and such charges could be significant.

Of our total reserve for the Fox River, $16.0 million is recorded in the accompanying September 30, 2015 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

In setting our reserve for the Site, we have assessed our legal defenses, including our successful defenses to the allegations made in the Whiting Litigation and the original determination in the Whiting Litigation that NCR owes us “full contribution” for response costs and for NRDs that we may become obligated to pay except in OU1. We assume we will not bear the entire cost of remediation or damages to the exclusion of other known parties at the Site, who are also jointly and severally liable. The existence and ability of other parties to participate has also been taken into account in setting our reserve, and setting our reserve is generally based on our evaluation of recent publicly available financial information on certain of the responsible parties and any known insurance, indemnity or cost sharing agreements between responsible parties and third parties. In addition, we have considered the magnitude, nature, location and circumstances associated with the various discharges of PCBs to the river and the relationship of those discharges to identified contamination. We will continue to evaluate our exposure and the level of our reserves associated with the Site.

Other Information. The Governments have published studies estimating the amount of PCBs discharged by each identified potentially responsible party to the lower Fox River and Green Bay. These reports estimate our Neenah mill’s share of the mass of PCBs discharged to be as high as 27%. The district court has found the discharge mass estimates used in these studies not to be accurate. We believe the Neenah mill’s absolute and relative contribution of PCB mass is significantly lower than the estimates set forth in these studies. The district court in the Government Action has found that the Neenah mill discharged an unknown amount of PCBs.

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

GLATFELTER

9.30.15 Form 10-Q

Range of Reasonably Possible Outcomes. Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records of decision, as well as discussions with legal counsel and cost estimates for work to be performed at the Site, and substantially dependent on the resolution of the allocation issues discussed above, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued for the Fox River matter by amounts ranging from insignificant to $175 million. We believe the likelihood of an outcome in the upper end of the monetary range is less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote.

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

GLATFELTER

9.30.15 Form 10-Q

17.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$133.9	$154.5	$63.2	$74.4	$222.8	$236.2	$—	$—	$420.0	$465.1
Energy and related sales, net	—	—	—	—	1.2	0.9	—	—	1.2	0.9

Total revenue	133.9	154.5	63.2	74.4	224.0	237.1	—	—	421.1	466.0
Cost of products sold	108.4	123.7	54.6	64.7	196.1	195.2	2.1	1.8	361.2	385.4

Gross profit (loss)	25.5	30.8	8.6	9.7	27.9	41.9	(2.1)	(1.8)	59.9	80.5
SG&A	11.5	12.6	1.8	2.2	10.4	14.1	16.2	9.0	39.8	37.9
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	(1.6)	(0.1)	(1.6)

Total operating income (loss)	14.0	18.1	6.8	7.5	17.5	27.8	(18.2)	(9.2)	20.2	44.2
Non-operating expense	—	—	—	—	—	—	(4.4)	(4.8)	(4.4)	(4.8)

Income (loss) before income taxes	$14.0	$18.1	$6.8	$7.5	$17.5	$27.8	$(22.6)	$(14.0)	$15.8	$39.4

Supplementary Data
Net tons sold (thousands)	38.9	40.1	24.8	26.3	203.6	208.4	—	—	267.2	274.7
Depreciation, depletion and amortization	$6.7	$7.4	$2.2	$2.3	$6.4	$6.5	$0.5	$0.5	$15.8	$16.7
Capital expenditures	5.8	5.4	1.8	1.3	22.1	9.7	—	0.5	29.7	16.9

Nine months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$409.6	$470.1	$183.0	$216.2	$655.6	$679.9	$—	$—	$1,248.2	$1,366.2
Energy and related sales, net	—	—	—	—	3.9	6.9	—	—	3.9	6.9

Total revenue	409.6	470.1	183.0	216.2	659.5	686.8	—	—	1,252.2	1,373.1
Cost of products sold	329.8	376.7	162.0	189.9	608.4	624.3	7.1	5.2	1,107.3	1,196.1

Gross profit (loss)	79.8	93.4	21.0	26.3	51.1	62.5	(7.1)	(5.2)	144.8	177.0
SG&A	34.4	38.8	5.8	6.8	34.2	39.5	25.7	18.7	100.2	103.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.9)	(3.9)	(2.9)	(3.9)

Total operating income (loss)	45.4	54.6	15.2	19.5	16.9	23.0	(29.9)	(20.0)	47.5	77.1
Non-operating expense	—	—	—	—	—	—	(13.1)	(14.0)	(13.1)	(14.0)

Income (loss) before income taxes	$45.4	$54.6	$15.2	$19.5	$16.9	$23.0	$(43.0)	$(34.0)	$34.4	$63.1

Supplementary Data
Net tons sold (thousands)	116.2	119.5	71.4	76.0	593.6	601.3	—	—	781.2	796.8
Depreciation, depletion and amortization	$20.1	$22.7	$6.5	$6.9	$19.3	$22.6	$1.5	$1.3	$47.4	$53.5
Capital expenditures	17.3	16.7	4.6	4.1	51.0	24.5	1.4	1.7	74.3	47.0

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

9.30.15 Form 10-Q

18.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes issued by P. H. Glatfelter Company (the “Parent”) are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc. (“CFNA”), Glatfelter Advanced Materials N.A., Inc. (“GAMNA”), and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 and the First Supplemental Indenture dated as of October 27, 2015, among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes.

The following presents the condensed consolidating statements of income, including comprehensive income for the three months and nine months ended September 30, 2015 and 2014, the condensed consolidating balance sheets as of September 30, 2015 and December 31, 2014 and the condensed consolidating cash flows for the nine months ended September 30, 2015 and 2014. These financial statements reflect the Parent, the guarantor subsidiaries (on a combined basis), the non-guarantor subsidiaries (on a combined basis) and elimination entries necessary to combine such entities on a consolidated basis. The condensed consolidating financial statements set forth below include the addition of CFNA and GAMNA as guarantors effective September 30, 2015 and all prior periods have been restated to retroactively effect this change. In addition, our presentation of the Guarantors’ statement of income for the three months and nine months ended September 30, 2014 has been restated to correctly apply the equity method of accounting to reflect the Guarantors’ equity interests in certain Non Guarantors. Such changes are reflected under the caption “Equity in earnings of subsidiaries” in the accompanying condensed consolidating statements of income. The correction had no impact on any financial information of the Parent Company, the Non Guarantors or on the condensed consolidating balance sheet or the statement of cash flows.

Condensed Consolidating Statement of Income for the

three months ended September 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$222,803	$19,005	$197,589	$(19,437)	$419,960
Energy and related sales, net	1,153	—	—	—	1,153

Total revenues	223,956	19,005	197,589	(19,437)	421,113
Costs of products sold	197,906	17,299	165,437	(19,437)	361,205

Gross profit	26,050	1,706	32,152	—	59,908
Selling, general and administrative expenses	24,764	(8)	15,036	—	39,792
Gains on dispositions of plant, equipment and timberlands, net	(4)	—	(119)	—	(123)

Operating income	1,290	1,714	17,235	—	20,239
Other non-operating income (expense)
Interest expense	(4,346)	—	(23,201)	23,230	(4,317)
Interest income	181	23,129	11	(23,231)	90
Equity in earnings of subsidiaries	14,173	(9,366)	—	(4,808)	—
Other, net	(961)	23	718	—	(220)

Total other non-operating income (expense)	9,047	13,786	(22,472)	(4,809)	(4,447)

Income (loss) before income taxes	10,337	15,500	(5,237)	(4,809)	15,792
Income tax provision (benefit)	(3,167)	1,270	4,185	—	2,288

Net income (loss)	13,504	14,230	(9,422)	(4,809)	13,504
Other comprehensive income (loss)	(3,002)	(5,954)	(7,752)	13,706	(3,002)

Comprehensive income (loss)	$10,502	$8,276	$(17,174)	$8,897	$10,502

GLATFELTER

9.30.15 Form 10-Q

Condensed Consolidating Statement of Income for the

three months ended September 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$236,182	$17,735	$228,699	$(17,524)	$465,092
Energy and related sales, net	860	—	—	—	860

Total revenues	237,042	17,735	228,699	(17,524)	465,952
Costs of products sold	197,182	17,019	188,762	(17,524)	385,439

Gross profit	39,860	716	39,937	—	80,513
Selling, general and administrative expenses	19,352	589	17,946	—	37,886
Gains on dispositions of plant, equipment and timberlands, net	(1,590)	—	—	—	(1,590)

Operating income	22,098	127	21,991	—	44,217
Other non-operating income (expense)
Interest expense	(4,790)	—	(90,098)	90,217	(4,671)
Interest income	152	89,951	145	(90,218)	30
Equity in earnings of subsidiaries	14,935	(74,502)	—	59,566	—
Other, net	(383)	9	202	5	(167)

Total other non-operating income (expense)	9,914	15,458	(89,751)	59,570	(4,808)

Income (loss) before income taxes	32,012	15,585	(67,760)	59,570	39,409
Income tax provision (benefit)	1,640	1,091	6,306	—	9,037

Net income (loss)	30,372	14,494	(74,066)	59,570	30,372
Other comprehensive income (loss)	(29,577)	(25,843)	16,924	8,919	(29,577)

Comprehensive income (loss)	$795	$(11,349)	$(57,142)	$68,489	$795

GLATFELTER

9.30.15 Form 10-Q

Condensed Consolidating Statement of Income for the

nine months ended September 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$655,599	$61,822	$590,466	$(59,655)	$1,248,232
Energy and related sales, net	3,936	—	—	—	3,936

Total revenues	659,535	61,822	590,466	(59,655)	1,252,168
Costs of products sold	614,060	58,554	494,360	(59,655)	1,107,319

Gross profit	45,475	3,268	96,106	—	144,849
Selling, general and administrative expenses	57,607	947	41,647	—	100,201
Gains on dispositions of plant, equipment and timberlands, net	(1,526)	(1,183)	(179)	—	(2,888)

Operating income (loss)	(10,606)	3,504	54,638	—	47,536
Other non-operating income (expense)
Interest expense	(13,771)	—	(35,965)	36,559	(13,177)
Interest income	513	36,226	52	(36,559)	232
Equity in earnings of subsidiaries	48,775	11,879	—	(60,654)	—
Other, net	(2,423)	(136)	2,367	—	(192)

Total other non-operating income (expense)	33,094	47,969	(33,546)	(60,654)	(13,137)

Income before income taxes	22,488	51,473	21,092	(60,654)	34,399
Income tax provision (benefit)	(7,789)	2,586	9,325	—	4,122

Net income	30,277	48,887	11,767	(60,654)	30,277
Other comprehensive income (loss)	(21,200)	(30,607)	21,156	9,451	(21,200)

Comprehensive income	$9,077	$18,280	$32,923	$(51,203)	$9,077

GLATFELTER

9.30.15 Form 10-Q

Condensed Consolidating Statement of Income for the

nine months ended September 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$679,877	$56,138	$685,350	$(55,211)	$1,366,154
Energy and related sales, net	6,912	—	—	—	6,912

Total revenues	686,789	56,138	685,350	(55,211)	1,373,066
Costs of products sold	629,984	53,491	567,812	(55,211)	1,196,076

Gross profit	56,805	2,647	117,538	—	176,990
Selling, general and administrative expenses	53,699	1,431	48,622	—	103,751
Gains on dispositions of plant, equipment and timberlands, net	(2,565)	(1,316)	—	—	(3,881)

Operating income	5,671	2,532	68,916	—	77,120
Other non-operating income (expense)
Interest expense	(14,284)	—	(95,643)	95,682	(14,245)
Interest income	468	95,165	193	(95,683)	143
Equity in earnings of subsidiaries	56,784	(38,229)	—	(18,555)	—
Other, net	(1,603)	30	1,673	5	105

Total other non-operating income (expense)	41,365	56,966	(93,777)	(18,551)	(13,997)

Income (loss) before income taxes	47,036	59,498	(24,861)	(18,551)	63,123
Income tax provision (benefit)	(2,653)	2,719	13,368	—	13,434

Net income (loss)	49,689	56,779	(38,229)	(18,551)	49,689
Other comprehensive income (loss)	(23,586)	(26,392)	18,907	7,485	(23,586)

Comprehensive income (loss)	$26,103	$30,387	$(19,322)	$(11,066)	$26,103

GLATFELTER

9.30.15 Form 10-Q

Condensed Consolidating Balance Sheet as of

September 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$28,626	$297	$44,742	$—	$73,665
Other current assets	232,486	260,054	261,431	(268,192)	485,779
Plant, equipment and timberlands, net	283,712	1,005	412,607	—	697,324
Investments in subsidiaries	734,303	504,783	—	(1,239,086)	—
Other assets	132,732	—	148,732	(485)	280,979

Total assets	$1,411,859	$766,139	$867,512	$(1,507,763)	$1,537,747

Liabilities and Shareholders’ Equity
Current liabilities	$368,220	$31,720	$163,984	$(271,574)	$292,350
Long-term debt	250,000	—	131,535	—	381,535
Deferred income taxes	48,226	(505)	50,110	3,376	101,207
Other long-term liabilities	99,297	33	17,209	—	116,539

Total liabilities	765,743	31,248	362,838	(268,198)	891,631
Shareholders’ equity	646,116	734,891	504,674	(1,239,565)	646,116

Total liabilities and shareholders’ equity	$1,411,859	$766,139	$867,512	$(1,507,763)	$1,537,747

Condensed Consolidating Balance Sheet as of

December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Assets
Cash and cash equivalents	$42,208	$509	$57,120	$—	$99,837
Other current assets	216,940	439,910	254,911	(436,976)	474,785
Plant, equipment and timberlands, net	255,255	996	441,357	—	697,608
Investments in subsidiaries	826,084	401,540	—	(1,227,624)	—
Other assets	121,125	—	186,128	(17,979)	289,274

Total assets	$1,461,612	$842,955	$939,516	$(1,682,579)	$1,561,504

Liabilities and Shareholders’ Equity
Current liabilities	403,662	13,143	307,184	(444,258)	279,731
Long-term debt	250,000	—	721,457	(572,579)	398,878
Deferred income taxes	46,483	(506)	70,328	(12,289)	104,016
Other long-term liabilities	112,358	24	11,608	5,780	129,770
Total liabilities	812,503	12,661	1,110,577	(1,023,346)	912,395
Shareholders’ equity	649,109	830,294	(171,061)	(659,233)	649,109

Total liabilities and shareholders’ equity	$1,461,612	$842,955	$939,516	$(1,682,579)	$1,561,504

GLATFELTER

9.30.15 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the

nine months ended September 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$9,927	$152	$60,444	$—	$70,523
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(52,331)	(42)	(21,907)	—	(74,280)
Proceeds from disposal plant, equipment and timberlands, net	1,584	1,213	384	—	3,181
Repayments from intercompany loans	1,465	53,855	—	(55,320)	—
Advances of intercompany loans	—	(44,590)	—	44,590	—
Intercompany capital (contributed) returned	10,500	(300)	—	(10,200)	—
Acquisitions, net of cash acquired	—	—	(224)	—	(224)
Other	(1,600)	—	—	—	(1,600)

Total investing activities	(40,382)	10,136	(21,747)	(20,930)	(72,923)
Financing activities
Net repayments of indebtedness	—	—	(3,387)	—	(3,387)
Payments of borrowing costs	(1,329)	—	—	—	(1,329)
Payment of dividends to shareholders	(15,215)	—	—	—	(15,215)
Repayments of intercompany loans	(9,158)	—	(46,162)	55,320	—
Borrowings of intercompany loans	44,590	—	—	(44,590)	—
Intercompany capital received (returned)	—	(10,500)	300	10,200	—
Payments related to share-based compensation awards and other	(2,015)	—	—	—	(2,015)

Total financing activities	16,873	(10,500)	(49,249)	20,930	(21,946)
Effect of exchange rate on cash	—	—	(1,826)	—	(1,826)

Net decrease in cash	(13,582)	(212)	(12,378)	—	(26,172)
Cash at the beginning of period	42,208	509	57,120	—	99,837

Cash at the end of period	$28,626	$297	$44,742	$—	$73,665

GLATFELTER

9.30.15 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the

nine months ended September 30, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$712	$3,371	$17,297	$—	$21,380
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(26,368)	—	(20,668)	—	(47,036)
Proceeds from disposal plant, equipment and timberlands, net	2,687	1,355	9	—	4,051
Repayments from intercompany loans	—	10,409	—	(10,409)	—
Advances of intercompany loans	—	(15,540)	—	15,540	—
Other	(600)	—	—	—	(600)

Total investing activities	(24,281)	(3,776)	(20,659)	5,131	(43,585)
Financing activities
Net proceeds from indebtedness	—	—	(18,128)	—	(18,128)
Payment of dividends to shareholders	(13,935)	—	—	—	(13,935)
Repurchases of common stock	(12,180)	—	—	—	(12,180)
Borrowings of intercompany loans	15,540	—	—	(15,540)	—
Repayments of intercompany loans	—	—	(10,409)	10,409	—
Payments related to share-based compensation awards and other	(1,764)	—	—	—	(1,764)

Total financing activities	(12,339)	—	(28,537)	(5,131)	(46,007)
Effect of exchange rate on cash	—	—	(1,015)	—	(1,015)

Net decrease in cash	(35,908)	(405)	(32,914)	—	(69,227)
Cash at the beginning of period	56,216	495	66,171	—	122,882

Cash at the end of period	$20,308	$90	$33,257	$—	$53,655

GLATFELTER

9.30.15 Form 10-Q

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

We manufacture a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

•

Composite Fibers with revenue from the sale of single-serve coffee and tea filtration papers, non-woven wallcover, papers for battery and capacitor applications, metallized papers, composite laminates, and other technical specialty papers;

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

GLATFELTER

9.30.15 Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2015 versus the nine months ended September 30, 2014

Overview For the first nine months of 2015, net income was $30.3 million, or $0.69 per diluted share, compared with $49.7 million, or $1.13 per diluted share, in the first nine months of 2014. On an adjusted earnings basis, a non-GAAP measure that excludes non-core business items discussed below, earnings per share were $0.82 compared with $1.11 in 2014. The year-over-year comparison of results of operations reflects the adverse impact of i) the stronger U.S. dollar on our euro-denominated businesses; ii) weaker demand and pricing for nonwoven wallcover products primarily due to economic conditions in Russia and Ukraine; iii) pricing pressures in our Specialty Papers business; and iv) weaker demand for certain Advanced Airlaid Materials’ products. The following table sets forth summarized results of operations:

	Nine months ended September 30
In thousands, except per share	2015	2014
Net sales	$1,248,232	$1,366,154
Gross profit	144,849	176,990
Operating income	47,536	77,120
Net income	30,277	49,689
Earnings per diluted share	0.69	1.13

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

Fox River environmental matter. This adjustment reflects a charge incurred to increase our reserve for estimated costs to remediate environmental contamination at the Fox River site. These costs are irregular in timing and as such may not be indicative of our past or future performance.

Asset impairment charges. This adjustment represents a non-cash charge required to adjust to its estimated fair value the carrying value of a trade name intangible asset. Charges of this nature are irregular in timing and as such may not be indicative of our past and future performance.

Alternative fuel mixture/Cellulosic biofuel credits. These adjustments reflect the release of reserves for uncertain tax position due to the lapse of statutes of limitation.

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the nine months ended September 30, 2015 and 2014:

In thousands, except per share	After-tax amounts	Diluted EPS
2015
Net income	$30,277	$0.69
Timberland sales and related costs	(3,078)	(0.07)
Fox River environmental matter	6,222	0.14
Workforce efficiency charges	1,621	0.04
Asset impairment charge	857	0.02
Acquisition and integration related costs	126	—

Adjusted earnings (non-GAAP)	$36,025	$0.82

2014
Net income	$49,689	$1.13
Timberland sales and related costs	(2,381)	(0.05)
Asset impairment charge	2,356	0.05
Acquisition and integration related costs	115	—
Alternative fuel mixture/Cellulosic biofuel credits	(1,032)	(0.02)

Adjusted earnings (non-GAAP)	$48,747	$1.11

GLATFELTER

9.30.15 Form 10-Q

Business Unit Performance

Nine months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$409.6	$470.1	$183.0	$216.2	$655.6	$679.9	$—	$—	$1,248.2	$1,366.2
Energy and related sales, net	—	—	—	—	3.9	6.9	—	—	3.9	6.9

Total revenue	409.6	470.1	183.0	216.2	659.5	686.8	—	—	1,252.2	1,373.1
Cost of products sold	329.8	376.7	162.0	189.9	608.4	624.3	7.1	5.2	1,107.3	1,196.1

Gross profit (loss)	79.8	93.4	21.0	26.3	51.1	62.5	(7.1)	(5.2)	144.8	177.0
SG&A	34.4	38.8	5.8	6.8	34.2	39.5	25.7	18.7	100.2	103.8
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(2.9)	(3.9)	(2.9)	(3.9)

Total operating income (loss)	45.4	54.6	15.2	19.5	16.9	23.0	(29.9)	(20.0)	47.5	77.1
Non-operating expense	—	—	—	—	—	—	(13.1)	(14.0)	(13.1)	(14.0)

Income (loss) before income taxes	$45.4	$54.6	$15.2	$19.5	$16.9	$23.0	$(43.0)	$(34.0)	$34.4	$63.1

Supplementary Data
Net tons sold (thousands)	116.2	119.5	71.4	76.0	593.6	601.3	—	—	781.2	796.8
Depreciation, depletion and amortization	$20.1	$22.7	$6.5	$6.9	$19.3	$22.6	$1.5	$1.3	$47.4	$53.5
Capital expenditures	17.3	16.7	4.6	4.1	51.0	24.5	1.4	1.7	74.3	47.0

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

GLATFELTER

9.30.15 Form 10-Q

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2015	2014	Change
Net sales	$1,248,232	$1,366,154	$(117,922)
Energy and related sales, net	3,936	6,912	(2,976)

Total revenues	1,252,168	1,373,066	(120,898)
Costs of products sold	1,107,319	1,196,076	(88,757)

Gross profit	$144,849	$176,990	$(32,141)

Gross profit as a percent of Net sales	11.6%	13.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2015	2014
Business Unit
Composite Fibers	32.8%	34.4%
Advanced Airlaid Material	14.7	15.8
Specialty Papers	52.5	49.8

Total	100.0%	100.0%

Net sales totaled $1,248.2 million in the first nine months of 2015 compared with $1,366.2 million in the first nine months of 2014. Currency translation adjustments unfavorably impacted the year-over-year comparison by $82.7 million reflecting a significantly stronger U.S. dollar.

Composite Fibers’ net sales declined $60.5 million, or 12.9%, due to $62.1 million of unfavorable currency translation together with lower shipping volumes and $7.8 million from lower selling prices, partially offset by the inclusion of Spezialpapierfabrik (SPO), which was acquired in the fourth quarter of 2014. Shipping volumes declined 2.8% primarily due to a 21.4% decline in shipments of nonwoven wallcover, partially offset by higher shipments of technical specialties and food and beverage segments. The weakness in sales to the wallcover segment is directly related to economic conditions in Russia and Ukraine, a region that accounts for roughly 50% of sales of this business unit’s wallcover products.

Composite Fibers’ operating income for the first nine months of 2015 decreased $9.2 million to $45.4 million. The decline in operating income was primarily related to lower selling prices and shipping volumes and $6.6 million of unfavorable currency translation. These factors were partially offset by a $4.7 million benefit from lower raw material and energy prices and $2.5 million from improved operations.

On a year-over-year basis, Advanced Airlaid Materials’ net sales decreased $33.2 million largely due to $20.6 million of unfavorable foreign currency translation and a 6.1% decline in shipping volumes. These factors were partially offset by $1.5 million of higher selling prices.

Advanced Airlaid Materials’ operating income for the first nine months of 2015 declined $4.3 million compared to the same period a year-ago as the combined impact of softer market demand and related production downtime and $1.5 million from the adverse impact of foreign currency translation more than offset the benefit of higher selling prices.

On a year-over-year basis, Specialty Papers’ net sales declined $24.3 million, or 3.6% due to lower shipping volumes and $6.4 million from lower selling.

This business unit’s operating income totaled $16.9 million for the first nine months of 2015 compared to $23.0 million a year ago. The decline in operating income was due to lower selling prices and shipping volumes together with $4.3 million of operating cost penalties primarily related to the expanded scope of the annual maintenance outages. These unfavorable factors were partially offset by a $9.3 million benefit from lower raw material and energy costs.

Energy and related sales decreased $3.0 million in the comparison as severe weather conditions in 2014 resulted in higher selling prices for excess power and a boiler outage in the first quarter of 2015 reduced power sales.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first nine months of 2015 and 2014:

	Nine months ended September 30
In thousands	2015	2014	Change
Energy sales	$4,375	$10,714	$(6,339)
Costs to produce	(3,387)	(5,288)	1,901

Net	988	5,426	(4,438)
Renewable energy credits	2,948	1,486	1,462

Total	$3,936	$6,912	$(2,976)

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

GLATFELTER

9.30.15 Form 10-Q

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $29.9 million in the first nine months of 2015 compared with $20.0 million in the first nine months of 2014. Excluding the gains from sales of timberlands in the comparison, unallocated net operating expenses increased $8.9 million primarily due to the $10.0 million Fox River environmental matter charge and severance costs related to our workforce efficiency initiative partially offset by lower corporate spending.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended September 30
In thousands	2015	2014	Change
Recorded as:
Costs of products sold	$5,247	$4,957	$290
SG&A expense	1,370	55	1,315

Total	$6,617	$5,012	$1,605

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

Income taxes For the first nine months of 2015, we recorded a provision for income taxes of $4.1 million on pretax income of $34.4 million. The comparable amounts in the first nine months of 2014 were income tax expense of $13.4 million on $63.1 million of pretax income. The amount of taxes recorded in 2014 included a $1.0 million benefit from the release of tax reserves related to alternative fuel mixture credits earned in 2009, due to the lapse of the applicable statutes of limitation.

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

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2015.

In thousands	Nine months ended September 30, 2015
Favorable (unfavorable)
Net sales	$(82,693)
Costs of products sold	62,069
SG&A expenses	6,987
Income taxes and other	2,263

Net income	$(11,375)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2015 were the same as 2014 before giving effect to foreign currency hedges. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

9.30.15 Form 10-Q

Three months ended September 30, 2015 versus the three months ended September 30, 2014

Overview For the third quarter of 2015, net income totaled $13.5 million, or $0.31 per diluted share, compared with $30.4 million, or $0.69 per diluted share, in the third quarter of 2014.

The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2015	2014
Net sales	$419,960	$465,092
Gross profit	59,908	80,513
Operating income	20,239	44,217
Net income	13,504	30,372
Earnings per diluted share	0.31	0.69

Adjusted earnings, a non-GAAP financial measure, is set forth in the following table for the third quarters of 2015 and 2014:

In thousands, except per share	After-tax amounts	Diluted EPS
2015
Net income	$13,504	$0.31
Fox River environmental matter	6,222	0.14
Asset impairment charge	857	0.02
Workforce efficiency charges	211	—
Acquisition and integration related costs	13	—

Adjusted earnings (non-GAAP)	$20,807	$0.47

2014
Net income	$30,372	$0.69
Asset impairment charge	2,356	0.05
Acquisition and integration related costs	115	—
Timberland sales and related costs	(1,004)	(0.02)
Alternative fuel mixture/ Cellulosic biofuel credits	(1,032)	(0.02)

Adjusted earnings (non-GAAP)	$30,807	$0.70

Business Unit Performance

Three months ended September 30 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$133.9	$154.5	$63.2	$74.4	$222.8	$236.2	$—	$—	$420.0	$465.1
Energy and related sales, net	—	—	—	—	1.2	0.9	—	—	1.2	0.9

Total revenue	133.9	154.5	63.2	74.4	224.0	237.1	—	—	421.1	466.0
Cost of products sold	108.4	123.7	54.6	64.7	196.1	195.2	2.1	1.8	361.2	385.4

Gross profit (loss)	25.5	30.8	8.6	9.7	27.9	41.9	(2.1)	(1.8)	59.9	80.5
SG&A	11.5	12.6	1.8	2.2	10.4	14.1	16.2	9.0	39.8	37.9
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	(1.6)	(0.1)	(1.6)

Total operating income (loss)	14.0	18.1	6.8	7.5	17.5	27.8	(18.2)	(9.2)	20.2	44.2
Non-operating expense	—	—	—	—	—	—	(4.4)	(4.8)	(4.4)	(4.8)

Income (loss) before income taxes	$14.0	$18.1	$6.8	$7.5	$17.5	$27.8	$(22.6)	$(14.0)	$15.8	$39.4

Supplementary Data
Net tons sold (thousands)	38.9	40.1	24.8	26.3	203.6	208.4	—	—	267.2	274.7
Depreciation, depletion and amortization	$6.7	$7.4	$2.2	$2.3	$6.4	$6.5	$0.5	$0.5	$15.8	$16.7
Capital expenditures	5.8	5.4	1.8	1.3	22.1	9.7	—	0.5	29.7	16.9

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

9.30.15 Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2015	2014	Change
Net sales	$419,960	$465,092	$(45,132)
Energy and related sales, net	1,153	860	293

Total revenues	421,113	465,952	(44,839)
Costs of products sold	361,205	385,439	(24,234)

Gross profit	$59,908	$80,513	$(20,605)

Gross profit as a percent of Net sales	14.3%	17.3%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2015	2014
Business Unit
Composite Fibers	31.9%	33.2%
Advanced Airlaid Material	15.0	16.0
Specialty Papers	53.1	50.8

Total	100.0%	100.0%

Net sales totaled $420.0 million in the third quarter of 2015 compared with $465.1 million in the third quarter of 2014. The translation of non-U.S. dollar sales unfavorably impacted the year-over-year comparison by $25.2 million reflecting the weaker Euro.

Net sales for Composite Fibers declined $20.6 million, or 13.3%, primarily due to $18.8 million of unfavorable currency translation and $3.9 million from lower selling prices, partially offset by the inclusion of Spezialpapierfabrik Oberschmitten GmbH (SPO), which was acquired in the fourth quarter of 2014. Shipping volumes declined 3.0% due to a 23.2% decline in nonwoven wallcover.

Composite Fibers’ third-quarter 2015 operating income totaled $14.1 million, a $4.0 million decline compared to the year-ago period. The negative impact of lower selling prices and wallcover shipping volumes was partially offset by $2.2 million of improved operations and $1.2 million of lower raw material and energy costs. The change in foreign currency exchange rates negatively impacted results by $1.3 million.

On a year-over-year basis, Advanced Airlaid Materials’ net sales decreased $11.2 million largely due to $6.4 million of unfavorable currency translation and a 5.8% decline in shipping volumes.

Third-quarter 2015 operating income declined $0.7 million compared to the same quarter a year-ago primarily due to approximately $1.7 million related to lower shipping volumes and downtime to align production with demand, partially offset by $1.5 million of lower raw material and energy costs.

On a year-over-year basis, Specialty Papers’ net sales decreased $13.4 million, or 5.7%, due to lower average selling prices totaling $5.7 million and a decline in shipping volumes.

Specialty Papers’ third-quarter 2015 operating income totaled $17.5 million, a $10.2 million decrease in the year-over-year comparison primarily due to lower selling prices, $3.1 million of market downtime and $3.7 million from lower pulp production, partially offset by $2.9 million of lower raw material and energy costs.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the third quarters of 2015 and 2014:

	Three months ended September 30
In thousands	2015	2014	Change
Energy sales	$1,047	$1,513	$(466)
Costs to produce	(1,131)	(1,268)	137

Net	(84)	245	(329)
Renewable energy credits	1,237	615	622

Total	$1,153	$860	$293

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

GLATFELTER

9.30.15 Form 10-Q

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $18.2 million in the third quarter of 2015 compared with $9.1 million in the third quarter of 2014. Excluding the impact of sales of timberlands in the comparison, unallocated net operating expenses increased $7.6 million primarily due to the $10.0 million Fox River environmental matter charge partially offset by lower corporate spending.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended September 30
In thousands	2015	2014	Change
Recorded as:
Costs of products sold	$1,752	$1,650	$102
SG&A expense	454	3	451

Total	$2,206	$1,653	$553

Income taxes For the third quarter of 2015, we recorded a provision for income taxes of $2.3 million on pretax income of $15.8 million. The comparable amounts in the third quarter of 2014 were income tax expense of $9.0 million on $39.4 million of pretax income. In the third quarter of 2014, we recorded a $1.0 million benefit from the release of tax reserves related to alternative fuel mixture credits earned in 2009, due to the lapse of the applicable statutes of limitation.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2015 compared to the third quarter of 2014:

In thousands	Three months ended September 30, 2015
Favorable (unfavorable)
Net sales	$(25,198)
Costs of products sold	19,146
SG&A expenses	2,052
Income taxes and other	491

Net income	$ (3,509)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2015 were the same as 2014 before giving effect to foreign currency hedges. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

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

	September 30
In thousands	2015	2014
Cash and cash equivalents at beginning of period	$99,837	$122,882
Cash provided (used) by
Operating activities	70,523	21,380
Investing activities	(72,923)	(43,585)
Financing activities	(21,946)	(46,007)
Effect of exchange rate changes on cash	(1,826)	(1,015)

Net cash used	(26,172)	(69,227)

Cash and cash equivalents at end of period	$73,665	$53,655

At September 30, 2015, we had $73.7 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Although unremitted earnings of our foreign subsidiaries are deemed to be permanently reinvested, substantially all of the cash and cash equivalents is available for use domestically. In addition to our cash and cash equivalents, $157.2 million is available under our revolving credit agreement which matures in March 2020.

Cash provided by operating activities totaled $70.5 million in the first nine months of 2015 compared with $21.4 million in the same period a year ago. The increase in cash from operations primarily reflects a decrease in cash used for working capital primarily related to lower inventory and improved payment terms with suppliers together with lower income tax payments partially offset by cash used for Fox River environmental remediation activities.

Net cash used by investing activities increased by $29.3 million in the year-over-year comparison primarily due to capital expenditures largely related to environmental compliance projects. Capital expenditures during the first nine months of 2015 and 2014, include $19.0 million and $2.9 million, respectively, related to environmental compliance projects. Capital expenditures in 2015 are expected to be approximately $105 million to $115 million including approximately $35 million for Specialty Papers’ compliance projects.

GLATFELTER

9.30.15 Form 10-Q

Net cash used by financing activities totaled $21.9 million in the first nine months of 2015 compared with $46.0 million in the same period of 2014. In 2014, we used $30.7 million of cash to reduce amounts outstanding on our revolving credit facility compared with no changes in the first nine months of 2015.

At September 30, 2015, our net debt (defined as total debt less cash) totaled $315.5 million compared to $304.8 million at the end of 2014. The following table sets forth our outstanding long-term indebtedness:

	September 30	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$83,464	$—
Revolving credit facility, due Nov. 2016	—	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,803	12,155
2.05% Term Loan, due Mar. 2023	44,848	51,902

Total long-term debt	389,115	404,612
Less current portion	(7,580)	(5,734)

Long-term debt, net of current portion	$381,535	$398,878

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of September 30, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.2x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of September 30, 2015, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1—Financial Statements – Note 12.

Our long-term debt includes two term loans with mandatory principal repayments that have used $3.4 million of cash in the first nine months of 2015. Principal repayments will total approximately $4.7 million and $6.8 million, in 2015 and 2016, respectively.

Cash used for financing activities includes cash used for common stock dividends, and, with respect to the first nine months of 2014, stock repurchases. In February 2015, our Board of Directors authorized a 9% increase in our quarterly cash dividend. In the first nine months of 2015, we used $15.2 million of cash for dividends on our common stock compared with $13.9 million in the same period of 2014. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

On May 1, 2014, we announced that our Board of Directors approved a $25 million increase to our share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, we may repurchase up to $50 million of our outstanding common stock of which $33.4 million remains available as of September 30, 2015. No repurchases were made in the first nine months of 2015 and repurchases totaled $12.2 million in the first nine months of 2014.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We will incur material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We have begun converting or replacing four coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. The total cost of these projects is estimated at $85 million to $90 million of which $25.1 million has been spent to date. The balance of the costs will be incurred substantially over the next eighteen months. The amount of capital spending ultimately incurred may differ, and the difference could be material. Enactment of new environmental laws or regulations or changes in existing laws or regulations could significantly change our estimates.

As more fully discussed in Note 16 – Commitments, Contingencies and Legal Proceedings, during the fourth quarter of 2015, we expect to spend approximately $5 million to remediate a portion of the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site. It is conceivable we may need to fund a portion of the on-going costs beyond 2015. Although we are unable to determine with any degree of certainty the amount we may

GLATFELTER

9.30.15 Form 10-Q

be required to fund for interim remediation work, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Item 1 – Financial Statements – Note 16 for a summary of significant environmental matters.

We expect to meet all of our near- and longer-term cash needs from a combination of operating cash flow, cash and cash equivalents, our credit facility or other bank lines of credit and other long-term debt. However, as discussed in Item 1 – Financial Statements – Note 16, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of September 30, 2015 and December 31, 2014, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes and selling prices in the fourth quarter are expected to approximate the third quarter of 2015 levels. Raw material and energy prices are expected to be slightly higher than the third quarter.

Shipping volumes for Advanced Airlaid Materials in the fourth quarter of 2015 are expected to be down slightly compared with the third quarter. Average selling prices and raw material prices in the fourth quarter are expected to be in-line with the third quarter.

For Specialty Papers, we expect shipping volumes in the fourth quarter of 2015 to be in-line with the third quarter. Overall, selling prices are expected to decline slightly in the fourth quarter compared to the third quarter due to continued pressure on commodity products and input costs are expected to be in-line with the third quarter of 2015. We do not expect any market downtime in Specialty Papers in the fourth quarter.

GLATFELTER

9.30.15 Form 10-Q

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2015
Dollars in thousands	2015	2016	2017	2018	2019	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$253,908
At fixed interest rates – Term Loans	57,547	52,261	44,681	37,101	29,521	55,651	54,340
At variable interest rates	83,464	83,464	83,464	83,464	83,464	83,464	83,464

						$389,115	$391,712

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.12%	2.12%	2.12%	2.12%	2.12%
On variable rate debt	1.50%	1.50%	1.50%	1.50%	1.50%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2015. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2015, we had $389.1 million of long-term debt, of which 21.5% was at variable interest rates. Variable-rate debt outstanding consists of borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At September 30, 2015, the interest rate paid was approximately 1.50%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.8 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. Our euro denominated revenue exceeds euro expenses by approximately €120 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes have been and could continue to be significant.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

9.30.15 Form 10-Q

PART II

ITEM 6.	EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

4.1	First Supplemental Indenture dated as of October 27, 2015 by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and US Bank National Association, as Trustee.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

November 3, 2015

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

9.30.15 Form 10-Q

EXHIBIT INDEX

Exhibit Number	Description

4.1	First Supplemental Indenture dated as of October 27, 2015 by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and US Bank National Association, as Trustee.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

GLATFELTER

9.30.15 Form 10-Q