Form 10-K
period 2015-12-31
GLATFELTER P H CO
filed 2016-02-26
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Based on the closing price as of June 30, 2015, the aggregate market value of the Common Stock of the Registrant held by non-affiliates was $940.3 million.

Common Stock outstanding on February 23, 2016 totaled 43,442,171 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10-K:

Portions of the registrant’s Proxy Statement to be dated on or about March 31, 2016 are incorporated by reference into Part III.

P. H. GLATFELTER COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended

DECEMBER 31, 2015

PART I

P. H. Glatfelter Company makes regular filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K, as well as Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These filings are available, free of charge, on our website, www.glatfelter.com, and the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request to Investor Relations at (717) 225-2719, ir@glatfelter.com, or by mail to Investor Relations, 96 South George Street, Suite 520, York, PA, 17401. In this filing, unless the context indicates otherwise, the terms “we,” “us,” “our,” “the Company,” or “Glatfelter” refer to P. H. Glatfelter Company and subsidiaries.

ITEM 1	BUSINESS

Overview    Glatfelter began operations in 1864, and we believe we are one of the world’s leading manufacturers of specialty papers and fiber-based engineered materials. Headquartered in York, Pennsylvania, we own and operate manufacturing facilities in Pennsylvania, Ohio, Canada, Germany, the United Kingdom, France, and the Philippines and we have sales and distribution offices in Russia and China.

Acquisitions    Over the past several years, we have completed a number of acquisitions that have diversified our revenue, expanded our geographic footprint and enhanced our asset base. The most recent transactions include the April 2013, $211 million acquisition of Dresden Papier GmbH (“Dresden”) and the October 2014, $8.0 million acquisition of Spezialpapierfabrik Oberschmitten GmbH (“SPO”). Dresden is a leading supplier of nonwoven wall covering products with annual revenues of approximately $160 million in the year of acquisition. SPO is a producer of highly technical papers for a wide range of electrical applications with annual sales of approximately $33 million. Both of these businesses operate within our Composite Fibers business unit.

Products    Our three business units manufacture and distribute a wide array of specialty papers and fiber-based engineered materials including:

•

Composite Fibers with revenue from the sale of single-serve tea and coffee filtration papers, nonwoven wall covering materials, metallized papers, composite laminates papers, and many technically special papers including substrates for electrical applications;

•	Advanced Airlaid Materials with revenue from the sale of airlaid nonwoven fabric-like materials used in feminine hygiene and adult incontinence products, wipes, and other airlaid applications; and

•

Specialty Papers with revenue from the sale of papers for carbonless and other forms, envelopes, book publishing, and engineered products such as papers for high-speed ink jet printing, office specialty products, greeting cards, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications.

The global growth markets served by the Composite Fibers and Advanced Airlaid Materials business units are characterized by attractive growth rates as the result of emerging products and markets, changing end-user preferences and evolving demographics. Specialty Papers serves more mature market segments, many of which are in decline.

As a result of our strategy to diversify sources of revenue and invest in growth businesses, revenue generated from Composite Fibers and Advanced Airlaid Materials is expected to represent an increasingly greater proportion of total revenue. Combined, these two business units comprised 47% of our total net sales in 2015 compared with 30% in 2006.

Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2015	2014	2013
Net sales	$1,661,084	$1,802,415	$1,722,615
Business unit contribution
Composite Fibers	32.6%	34.3%	32.9%
Advanced Airlaid Materials	14.7	15.6	15.6
Specialty Papers	52.7	50.1	51.5
Total	100.0%	100.0%	100.0%

Strategy    Our strategy is focused on growing revenues, organically and by acquisition, in our key global growth markets including single-serve coffee and tea, nonwoven wall covering materials, electrical products, hygiene and wipes products, and other technical materials. We partner with leading consumer product companies and other market leaders to provide innovative products with outstanding performance to meet market requirements. Over the past several years, we have made investments to increase production capacity and improve our technical capabilities to ensure we are best positioned to serve the

GLATFELTER 2015 FORM 10-K        1

market demands and grow our revenue. This includes a $50 million investment in 2013 to expand capacity and improve inclined wire paper machine capabilities in Composite Fibers. We are committed to growing in our key markets and expect to make additional investments to support our customers and satisfy market demands. Consistent with this strategy, in December 2015, we announced plans to invest approximately $80 million to build a new advanced airlaid facility in the southern U.S. to service the North America market. Production at the new facility is expected to start in two years with an annual capacity of approximately 22,000 short tons, increasing our total global airlaid materials capacity to approximately 129,000 short tons.

New product development and new business development is a critical component of our business strategy requiring a focus on product innovation. During 2015, 2014 and 2013, we invested $10.4 million, $12.3 million and $12.2 million, respectively, in new product development activities. In each of the past three years, in excess of 50% of net sales were generated from products developed, enhanced or improved within the past five years.

In addition, our business strategy includes expanding product margins driven by cost reduction and continuous improvement initiatives, generating strong and reliable free cash flows and making strategic investments designed to improve our returns on invested capital.

And finally, the strength of our balance sheet and cash flow profile has allowed us to pursue strategic actions such as the Dresden and SPO acquisitions. Our acquisition strategy complements our long-term strategy of driving growth in core and adjacent markets. Since 2006, we have successfully completed six acquisitions demonstrating our ability to establish leading market positions through the successful acquisition and integration of complementary businesses.

Our Business Units    We manage our company as three distinct business units: Composite Fibers; Advanced Airlaid Materials; and Specialty Papers. Net tons sold by each business unit for the past three years were as follows:

Short tons	2015	2014	2013
Composite Fibers	153,766	157,336	133,570
Advanced Airlaid Materials	95,957	99,667	96,098
Specialty Papers	802,188	802,878	800,151
Total	1,051,911	1,059,881	1,029,819

Composite Fibers    Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products;

•	Wallcovering base materials used by the world’s largest wallpaper manufacturers;

•	Metallized products used in the labeling of bottles, self-adhesive labels, packaging liners, gift wrap, and other consumer product applications;

•	Composite Laminates paper used in production of decorative laminates, furniture, and flooring applications; and

•

Technical Specialties a diverse line of special paper products used in electrical energy storage, transport, and transmission including batteries and capacitors, wipes and other home and hygiene products, and other highly-engineered fiber-based applications.

We believe this business unit maintains a market leadership position in the single-serve coffee and tea markets and nonwoven wallpaper materials markets. Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2015	2014	2013
Food & beverage	$274,865	$296,304	$302,738
Wallcovering	91,620	149,957	97,698
Metallized	68,397	80,839	83,949
Composite laminates	34,897	38,159	39,296
Technical specialties and other	71,689	52,592	42,679
Total	$541,468	$617,851	$566,360

A significant portion of this business unit’s revenue is transacted in currencies other than the U.S. dollar and therefore the comparison from period to period reflects the impact of changes in currency exchange rates. Changes in exchange rates unfavorably affected the comparison of 2015 to 2014 by $75.8 million.

We believe many of the markets served by Composite Fibers present attractive growth opportunities by capitalizing on evolving consumer preferences, expanding into new or emerging geographic markets, and by gaining market share through superior products and quality. Many of this business’ papers are technically sophisticated, require specialized fibers, and many are extremely lightweight, requiring specifically designed papermaking equipment and production processes. Our proven capability to produce these demanding products and our customer orientation positions us well to compete in these global markets.

During 2013, we completed the acquisition of Dresden, a leading global supplier of nonwoven wallpaper base materials. The Dresden acquisition added another industry-leading nonwovens product line to our Composite Fibers business, and broadened our relationship with leading producers of consumer and industrial products. Dresden produces products with superior performance and characteristics such as dry strip-ability, higher tear resistance, and no material shrinkage or expansion when wet. However, since late 2014, demand for and pricing of Dresden’s products has been adversely impacted by the geopolitical and economic conditions in Russia and Ukraine, countries from which Dresden generates a significant portion of its revenue.

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

The Composite Fibers business unit is comprised of four paper making facilities (Germany, France and England), a nonwoven wall cover base mill (Germany), metallizing operations (Wales and Germany) and a pulp mill (the Philippines). The combined attributes of the facilities are summarized as follows:

Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
154,000 lightweight and other	Abaca pulp	17,300
	Wood pulp	95,000
	Synthetic fiber	22,000
28,000 metallized	Base stock	28,000
18,000 abaca pulp	Abaca fiber	27,000

Composite Fibers’ lightweight products are produced using highly specialized inclined wire paper machine technology and we believe we currently maintain approximately 25% of the global inclined wire capacity.

In addition to critical raw materials, the cost to produce Composite Fibers’ products is influenced by energy. Although the business unit generates all of its steam needed for production, in 2015, it purchased 75% of its electricity.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Single serve coffee & tea	Ahlstrom, Purico, MB Papeles and Zhejiang Kan
Nonwoven wallcovering	Ahlstrom, Technocell, Neu Kaliss, and Goznak
Composite laminates	Schweitzer-Maudit, Purico, MB Papeles and Oi Feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.

Our strategy in Composite Fibers is focused on:

•	capitalizing on growing global markets in food & beverage, electrical products and dispersible wipes;

•	maximizing capacity utilization provided by the investment in state-of-the-art inclined wire technology to support consistent growth of key markets;

•	enhancing product mix across all markets by utilizing new product and new business development capabilities;

•	implementing continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and

•	ensuring readily available access to specialized raw material requirements to support projected growth.

As part of our commitment to realizing the growth potential of certain of this business unit’s markets, in 2013 we completed a $50 million investment to expand our inclined wire capacity by nearly 20%, or approximately 10,500 short tons. In addition, the 2014 acquisition of SPO furthers our strategy of capitalizing on the fast-growing electrical market by broadening our electrical papers platform and know-how.

GLATFELTER 2015 FORM 10-K        3

Advanced Airlaid Materials    Our Advanced Airlaid Materials business unit is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials primarily used to manufacture consumer products for growing global end-user markets. These products include:

•	feminine hygiene;

•	specialty wipes;

•	adult incontinence;

•	home care;

•	table top; and

•	food pads.

Advanced Airlaid Materials serves customers who are industry leading consumer product companies as well as private-label converters for feminine hygiene, adult incontinence and specialty wipes products. We believe this business unit holds leading market share positions in many of the markets it serves. Advanced Airlaid Materials has developed long-term customer relationships through superior quality, customer service, and a reputation for quickly bringing product and process innovations to market.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2015	2014	2013
Feminine hygiene	$182,048	$216,836	$219,222
Wipes	22,950	16,002	15,186
Adult incontinence	10,720	17,586	5,046
Home care	13,345	15,401	14,857
Other	15,526	15,848	14,085
Total	$244,589	$281,673	$268,396

A significant portion of this business unit’s revenue is transacted in currencies other than the U.S. dollar and therefore the comparison from period to period reflects the impact of changes in currency exchange rates. Changes in exchange rates unfavorably affected the comparison of 2015 to 2014 by $25.1 million.

The feminine hygiene category accounted for 74% of Advanced Airlaid Material’s revenue in 2015. The majority of sales of this product are to a small group of large, leading global consumer products companies. These markets are considered to be more growth oriented due to population growth in certain geographic regions and changing consumer preferences. In developing regions, demand is also influenced by increases in disposable income and cultural preferences. The airlaid wipes market presents attractive growth opportunities and as a result, we are investing approximately $80 million over the next two years to build a new advanced airlaid facility in the United States.

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

The business unit’s two facilities operate with the following combined attributes:

Airlaid Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
107,000	Fluff pulp	75,000

In addition to the cost of critical raw materials, production cost is impacted by energy. Advanced Airlaid Materials purchases substantially all of the electricity and natural gas used in its operations. Approximately 90% of this business unit’s revenue is earned under contracts with pass-through provisions directly related to the price of key raw material costs.

Advanced Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the airlaid market, most notably feminine hygiene. This business unit’s airlaid material production employs multi-bonded and thermal-bonded airlaid technologies as opposed to other methods such as hydrogen-bonding. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, allowing it to produce at industry leading operating rates. Its proprietary single-lane festooning technology provides converting and product packaging which supports efficiency optimization by the customers converting processes. This business unit’s in-house technical expertise, combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.

The following summarizes this business unit’s key competitors:

Market segment	Competitor
Airlaid products	Georgia-Pacific LLC, Fitesa, McAirlaid’s GmbH, Domtar

The global markets served by this business unit are characterized by attractive growth opportunities. To take advantage of this, our strategy is focused on:

•	maintaining and expanding relationships with customers that are market-leading consumer product companies as well as companies distributing through private label arrangements;

•	capitalizing on our product and process innovation capabilities;

•	expanding geographic reach of markets served;

•	optimizing the use of existing production capacity; and

•	employing continuous improvement methodologies and initiatives to reduce costs, improve efficiencies and create additional capacity.

Specialty Papers    Our North America-based Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & non-carbonless forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Engineered products for high speed ink jet printing, office specialty products, greeting cards, and other niche specialty applications;

•	Envelope and converting papers primarily utilized for transactional and direct mail envelopes; and

•	Book publishing papers for the production of high-quality hardbound books and other book publishing needs.

This business unit produces both commodity products and higher-value-added specialty products. Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2015	2014	2013
Carbonless & forms	$349,831	$376,959	$369,618
Engineered products	190,943	194,189	184,913
Envelope & converting	178,067	183,194	175,928
Book publishing	152,647	144,744	153,054
Other	3,538	3,805	4,346
Total	$875,026	$902,891	$887,859

Many of the market segments served by Specialty Papers are characterized by declining demand resulting in excess capacity, lower operating rates and pricing pressure. As a result, over the past several years, certain producers have closed, reduced or repurposed production capacity in an attempt to bring supply balance to the market. In addition, foreign producers have created additional imbalance by shipping product to the U.S. when market pricing is favorable or the U.S. dollar is stronger. Maintaining the supply and demand balance will require the industry to continually remove capacity sufficient to match declining demand.

Despite our exposure to declining markets, in each of the past eleven years, we have outperformed the broader uncoated free sheet market in terms of shipping volume. We have been successful at maintaining this business unit’s shipments by leveraging the flexibility of our asset base to respond to new product and new business development opportunities, efficiently responding to changing customer demands and delivering superior customer service.

We are one of the leading suppliers of carbonless and book publishing papers in the United States. Although the markets for these products are declining, we have been successful in executing our strategy to replace this lost volume with products such as envelope papers, business forms, and other value-added specialty engineered products. Specialty Papers’ envelope papers market is also declining, however we have leveraged our customer service capabilities and geographic locations to grow our market share in each of the last several years.

Specialty Papers’ highly technical engineered products include high speed ink jet printing products, office specialty products, greeting cards, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and other niche specialty applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized for demanding, specialized customer and end-user applications. Some of our products are new and higher growth while others are more mature and further along in the product life cycle. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they typically command higher per ton prices and generally exhibit greater pricing stability relative to commodity grade paper products.

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
820,000	Pulpwood	2,327,250
	Wood-and other pulps	708,000

GLATFELTER 2015 FORM 10-K        5

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

The Spring Grove facility includes five uncoated paper machines as well as an off-line combi-blade coater and a Specialty Coater which together provide annual production capacity for coated paper of approximately 65,000 tons. The Chillicothe facility operates four paper machines producing uncoated and carbonless paper. Two of the machines have built-in coating capability which along with three additional coaters at the facility provide annual coated capacity of approximately 126,000 tons.

In addition to critical raw materials, the cost to produce Specialty Papers’ products is influenced by energy. Although the business unit generates all of its steam needed for production at both facilities and generates more power than it consumes at the Spring Grove, PA facility, it purchased approximately 25% of its electricity needed for the Chillicothe, OH mill in 2015. The facilities’ source of fuel is primarily coal and, to a lesser extent, natural gas. As discussed more fully under “Environmental Matters,” in order to comply with new air quality regulations, we will be implementing modifications that will convert certain boilers to burn natural gas rather than coal. As a result, the consumption of natural gas will increase significantly in late 2016 and beyond.

In Specialty Papers’ markets, competition is product line specific due to the necessity for technical expertise and specialized manufacturing for certain products. The following chart summarizes key competitors by market segment:

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

To be successful in the market environment in which Specialty Papers operates, our strategy is focused on:

•	new product and new business development capabilities to ensure optimal utilization of our capacity and to maximize margins;

•	leveraging our flexible operating platform to optimize product mix by shifting production among the machines in our system to more closely match output with changing demand trends;

•	utilizing ongoing continuous improvement methodologies to ensure operational efficiencies and asset reliability; and

•	maintaining superior customer service.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 24 including geographic revenue and long-lived asset financial information.

Concentration of Customers    For each of the past three years, no single customer represented more than 10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2015, 2014 and 2013.

Capital Expenditures    Our business is capital intensive and requires significant expenditures for new and enhanced equipment. These capital investments are necessary to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. Capital expenditures totaled $99.9 million, $66.0 million and $103.0 million, in 2015, 2014 and 2013, respectively. For 2016, capital expenditures are estimated as follows:

In millions
Normal capital expenditures	$70	–	$80
Major Projects
AMBU capacity expansion	40	–	45
SPBU environmental compliance	40	–	45
Total	$150	–	$170

Environmental Matters    We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

We have incurred and will incur additional material capital costs to comply with upcoming air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules require process modifications and/or upgrades of air pollution controls on boilers at two of our facilities. We have begun converting or replacing five coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas supply. The total cost of these projects is estimated at $85 million to $90 million, of which $33.0 million has been incurred through the end of 2015. The balance of the related spending should be substantially completed in 2016.

We are a defendant in the Fox River environmental matter. Although this matter is the subject of extensive and ongoing litigation, during 2015, we spent $9.7 million for remediation activities, and possibly may spend a similar amount in 2016. For a more complete discussion of this matter, see Item 8 – Financial Statements and Supplementary Data – Note 23.

Employees    As of December 31, 2015, we employed 4,375 people worldwide, of which approximately 75% are unionized. The United Steelworkers International Union and the Office and Professional Employees International Union represents 1,446 hourly employees at our Chillicothe, OH and Spring Grove, PA facilities under labor contracts expiring in August 2016 for Chillicothe and January 2017 for Spring Grove. Hourly employees at each of our international locations are represented by various unions or works councils. We consider the overall relationship with our employees to be satisfactory.

Other Available Information    The Corporate Governance page of our website includes the Company’s Governance Principles, Code of Business Conduct, and biographies of our Board of Directors and Executive Officers. In addition, the website includes charters of the Audit, Compensation, Finance, and Nominating and Corporate Governance Committees of the Board of Directors. The Corporate Governance page also includes the Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter, our “whistle-blower” policy and other related material. We satisfy the disclosure requirement for any future amendments to, or waivers from, our Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers by posting such information on our website. We will provide a copy of the Code of Business Conduct or Code of Business Ethics for the CEO and Senior Financial Officers, without charge, to any person who requests one, by contacting Investor Relations at (717) 225-2719, ir@glatfelter.com or by mail to 96 South George Street, Suite 520, York, PA, 17401.

ITEM 1A	RISK FACTORS

Our business and financial performance may be adversely affected by a weak global economic environment or downturns in the target markets that we serve.

Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Our results could be adversely affected if economic conditions weaken or fail to improve. In the event of significant currency weakening in the countries into which our products are sold, demand for or pricing of our products could be adversely impacted. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. As a result, we may be forced to take machine downtime. The economic environment may also cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our control and may have a significant impact on our sales and results of operations.

Approximately $75 million of our revenue in 2015 was earned from customers located in Ukraine, Russia and members of the Commonwealth of Independent States (also known as “CIS”). Uncertain geo-political and economic conditions in this region and weak currencies have and may continue to cause weak demand for our products as well as volatility in our customers buying patterns.

Approximately 28% of our net sales in 2015 were shipped to customers in Europe, the demand for which is dependent on economic conditions in this area, or to the extent such customers do business outside of Europe, in other regions of the world. Uncertain economic conditions in this region may cause weakness in demand for our products as well as volatility in our customers buying patterns.

GLATFELTER 2015 FORM 10-K        7

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

A significant proportion of our revenue is generated from operations outside of the United States. We own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. A significant portion of our business is transacted in currencies other than the U.S. dollar such as euros, British pound, Canadian dollars or Philippine peso. Our euro denominated revenue exceeds euro expenses by approximately €120 million. With respect to the British pound, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, we are exposed to changes in currency exchange rates and such changes could be significant.

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

Our ability to maintain our products’ price competitiveness is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar, and other currencies, may adversely impact our results of operations and our ability to offer products in certain markets at acceptable prices. For example, approximately $75 million of our revenue in 2015 was earned from shipments to customers located in Ukraine, Russia and members of the CIS. Although these sales are denominated in euros, a significant weakening of the customers’ local currencies has and may continue to adversely affect our revenue, our customers’ credit risk and our results of operation.

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

Our Philippine mill purchases abaca fiber to produce abaca pulp, a key material used to manufacture paper for single-serve coffee, tea and technical specialty products at our Gernsbach, Scaër, and Lydney facilities. At certain times, the supply of abaca fiber has been constrained due to factors such as weather-related damage to the source crop as well as decisions by land owners to produce alternative crops in lieu of those used to produce abaca fiber.

Our Advanced Airlaid Materials business unit requires access to sufficient quantities of fluff pulp, the supply of which is subject to availability of certain softwoods. Softwood availability can be limited by many factors, including weather in regions where softwoods are abundant.

The cost of many of our production materials, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, although we are currently converting our boilers to burn natural gas, coal is currently a principal source of fuel for both the Spring Grove and Chillicothe facilities. Natural gas is used as a source of fuel at Chillicothe and our Composite Fibers and Advanced Airlaid Materials business units’ facilities.

Government rules, regulations and policies have an impact on the cost of certain energy sources, particularly for our European operations. We currently benefit from a number of government sponsored programs related to, among others, green energy or renewable energy initiatives designed to mitigate the cost of electricity to larger industrial consumers of power. Any reduction in the extent of government sponsored incentives may adversely affect the cost ultimately borne by our operations.

Although we have contractual cost pass-through arrangements with certain Advanced Airlaid Materials’ customers, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or if existing agreements limit price increases. If price adjustments significantly trail increases in raw materials or energy prices, our operating results could be adversely affected.

Our industry is highly competitive and increased competition could reduce our sales and profitability.

Specialty Papers    The primary market for our Specialty Papers business unit is the United States, which has been adversely affected by capacity exceeding the demand for products, increased imports from foreign competitors and by declining uncoated free sheet demand. As a result, the industry has taken steps to reduce capacity. However, slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial resources of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product or service innovations that could put us at a competitive disadvantage.

There have been periods of supply/demand imbalance in our industry which have caused pulp prices and our products’ selling prices to be volatile. The timing and magnitude of price increases or decreases in these markets have generally varied by region and by product type. A sustained period of weak demand or excess supply would likely adversely affect pulp prices and our products’ selling prices. This could have a material adverse effect on our operating and financial results.

Some of the other factors that may adversely affect our ability to compete in Specialty Papers markets in which we participate include:

•	the entry of new competitors into the markets we serve;

•	the prevalence of imported product, particularly uncoated free sheet, into the U.S.;

•	the willingness of commodity-based producers to enter our markets when they are unable to compete or when demand softens in their traditional markets;

•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;

•	our failure to anticipate and respond to changing customer preferences;

•	the impact of electronic-based substitutes for certain of our products such as carbonless and forms, book publishing, and envelope papers;
•	the impact of replacement or disruptive technologies;

•	changes in end-user preferences;

•	our inability to develop new, improved or enhanced products;

•	our inability to maintain the cost efficiency of our facilities; and

•	the cost of regulatory environmental compliance requirements.

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

The impact of any significant changes may result in our inability to effectively compete in the markets in which we operate, and as a result our sales and operating results would be adversely affected.

We may not be able to develop new products acceptable to our existing or potential customers.

Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers or serve new customers and to maintain our market share. Our success will depend, in part, on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to:

•	anticipate and properly identify our customers’ needs and industry trends;

GLATFELTER 2015 FORM 10-K        9

•	develop and commercialize new products and applications in a timely manner;

•	price our products competitively;

•	differentiate our products from our competitors’ products; and

•	invest efficiently in research and development activities.

Our inability to develop new products or new business opportunities could adversely impact our business and ultimately harm our profitability.

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

We have exposure to potential liability for remediation and other costs related to the presence of polychlorinated biphenyls (PCBs) in the lower Fox River on which our former Neenah, Wisconsin mill was located. During 2015, we incurred $9.7 million for remediation activities in the downstream portion of the river and it is possible we may incur a similar amount in 2016. While we believe this to be a reasonable estimation of our current exposure, there can be no assurance that we will not be required to provide significant contributions to fund remediation efforts in the near term and/or ultimately pay material amounts to resolve our liability in the Fox River matter. We have financial reserves for environmental matters, including the Fox River site, but we cannot be certain that those reserves will be adequate to provide for future obligations related to these matters, that our share of costs and/or damages for these matters will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

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

The majority of Advanced Airlaid Materials’ net sales of hygiene products are from one customer. In addition, sales to the feminine hygiene market accounted for 74% of Advanced Airlaid Materials’ net sales in 2015 and sales are concentrated within a small group of large customers. The loss of the large customer or a decline in sales of hygiene products could have a material adverse effect on this business’s operating results. Our ability to effectively compete could be affected by technological production alternatives which could provide substitute products into this market segment. Customers in the airlaid nonwoven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

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

In addition, we own and maintain two dams in York County, Pennsylvania, that were built to ensure a steady supply of water for the operation of our facility in Spring Grove which is a primary manufacturing location for our envelope papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas. Any sudden failure of a dam, including as a result of natural disaster or act of terrorism or sabotage, would endanger occupants and residential, commercial and industrial structures, for which we could be liable. The failure of a dam could also be extremely disruptive and result in damage to, or the shutdown of, our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by or may substantially exceed the limits of our insurance policies and could materially and adversely affect our operating results and financial condition.

In addition, many of our papermaking operations require a reliable and abundant supply of water. Such mills rely on a local water body or water source for their water needs and, therefore, are particularly impacted by drought conditions or other natural or manmade interruptions to water supplies. At various times and for differing periods, each of our mills has had to modify operations due to water shortages, water clarity, or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our paper mills due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim, one of the world’s hazard belts. By virtue of its geographic location, this mill is subject to similar types of natural disasters discussed above, cyclones, typhoons, and volcanic activity. Moreover, the area of Lanao del Norte has been a target of suspected terrorist activities. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks or power interruptions. The Mindanao mill supplies the abaca pulp used by our Composite Fibers business unit to manufacture our paper for single serve coffee and tea products and certain technical specialties products. Any interruption, loss or extended curtailment of operations at our Mindanao mill could affect our ability to meet customer demands for our products and materially affect our operating results and financial condition.

We have operations in a potentially politically and economically unstable location.

Our pulp mill in the Philippines is located in a region that is unstable and subject to political unrest. As discussed above, our Philippine pulp mill produces abaca pulp, a significant raw material used by our Composite Fibers business unit, and is currently our main provider of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp, if at all, from alternative sources at a reasonable price. Further, there is no assurance the performance of such alternative materials will be satisfy customer performance requirements. As a consequence, any civil disturbance, unrest, political instability or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, revenues and operating results.

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

GLATFELTER 2015 FORM 10-K        11

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

Our business operations rely upon secure systems for mill operations, and data capture, processing, storage and reporting. Although we maintain appropriate data security and controls, our information technology systems, and those of our third party providers, could become subject to cyber attacks. Systems such as ours are inherently exposed to cyber-security risks and potential attacks. The result of such attacks could result in a breach of data security and controls. Such a breach of our network, systems, applications or data could result in operational disruptions or damage or information misappropriation including, but not limited to, interruption to systems availability, denial of access to and misuse of applications required by our customers to conduct business with us, denial of access to the applications we use to plan our operations, procure materials, manufacture and ship products and account for orders, theft of intellectual knowhow and trade secrets, and inappropriate disclosure of confidential company, employee, customer or vendor information, could stem from such incidents.

Any of these operational disruptions and/or misappropriation of information could adversely affect our results of operations, create negative publicity and could have a material effect on our business.

We operate in and are subject to taxation from numerous U.S. and foreign jurisdictions.

The multinational nature of our business subjects us to taxation in the U.S and numerous foreign jurisdictions. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. Our effective tax rates could be affected by changes in tax laws or their interpretation or changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities. For example, the European Commission has opened formal investigations to examine whether decisions by the tax authorities in certain European countries comply with European Union rules on state aid. The outcome of the European Commission’s investigations could require changes to existing tax rulings that, in turn, could have an impact on our income taxes and results of operations.

In the event any of the above risk factors impact our business in a material way or in combination during the same period, we may be unable to generate sufficient cash flow to simultaneously fund our operations, finance capital expenditures, satisfy obligations and make dividend payments on our common stock.

In addition to debt service obligations, our business is capital intensive and requires significant expenditures to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. During 2016, we expect our use of cash for capital expenditures, strategic investments and environmental compliance projects will exceed cash generated from operations. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. If we are unable to generate sufficient cash flow from these sources, we could be unable to meet our near and long-term cash needs or make dividend payments.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We own substantially all of the land and buildings comprising our manufacturing facilities located in Pennsylvania; Ohio; Canada; the United Kingdom; Germany; France; and the Philippines; as well as substantially all of the equipment used in our manufacturing and related operations. Certain of our operations are under lease arrangements including our metallized paper production facility located in Caerphilly, Wales, office and warehouse space in Moscow, Russia, Souzou, China and our corporate offices in York, Pennsylvania. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

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

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and senior management as of February 26, 2016.

Name	Age	Office with the Company
Dante C. Parrini	51	Chairman and Chief Executive Officer
John P. Jacunski	50	Executive Vice President and Chief Financial Officer
Christopher W. Astley	43	Senior Vice President & Business Unit President, Advanced Airlaid Materials
Brian E. Janki	43	Senior Vice President & Business Unit President, Specialty Papers
Martin Rapp	56	Senior Vice President & Business Unit President, Composite Fibers
William T. Yanavitch II	55	Senior Vice President, Human Resources and Administration
David C. Elder	47	Vice President, Finance
Kent K. Matsumoto	56	Vice President, General Counsel and Corporate Secretary
Mark A. Sullivan	60	Vice President

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

David C. Elder was named Vice President, Finance in December 2011 and continues as our chief accounting officer. Prior to his promotion, he was our Vice President, Corporate Controller, a position held since joining

GLATFELTER 2015 FORM 10-K        13

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

Mark A. Sullivan serves as a Vice President. Previously, he was Vice President, Global Supply Chain and Information Technology since his promotion in November 2012. Mr. Sullivan joined us in December 2003 as Chief Procurement Officer and he was appointed Vice President, Global Supply Chain in February 2005.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. We compare our stock performance to the S&P Small Cap 600 Paper Products index comprised of us, Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., Schweitzer-Mauduit International and Wausau Paper Corp. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours. The following graph assumes that the value of the investment in our common stock, in each index, and in the peer group

(including reinvestment of dividends) was $100 on December 31, 2010 and charts it through December 31, 2015.

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years:

Quarter	High	Low	Dividend
2015
Fourth	$20.09	$16.28	$0.12
Third	22.47	16.56	0.12
Second	27.40	21.81	0.12
First	27.58	22.18	0.12
2014
Fourth	$27.18	$21.38	$0.11
Third	27.19	21.94	0.11
Second	27.54	24.07	0.11
First	32.00	26.52	0.11

As of February 24, 2016, we had 1,064 shareholders of record.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2015	2014	2013 (1)	2012	2011
Net sales	$1,661,084	$1,802,415	$1,722,615	$1,577,788	$1,603,154
Energy and related sales, net	5,664	7,927	3,153	7,000	9,344
Total revenue	1,666,748	1,810,342	1,725,768	1,584,788	1,612,498

Gains on dispositions of plant, equipment and timberlands, net	21,113	4,861	1,726	9,815	3,950

Net income	$64,575	$69,246	$67,158	$59,379	$42,694
Earnings per share
Basic	$1.49	$1.60	$1.56	$1.39	$0.94
Diluted	1.47	1.57	1.52	1.36	0.93

Total assets	$1,503,624	$1,561,504	$1,678,410	$1,242,985	$1,136,925
Total debt	363,870	404,612	442,325	250,000	227,000

Shareholders’ equity	663,247	649,109	684,476	539,679	490,404
Cash dividends declared per common share	0.48	0.44	0.40	0.36	0.36

Depreciation, depletion and amortization	63,236	70,555	68,196	69,500	69,313
Capital expenditures	99,889	66,046	103,047	58,752	64,491
Net tons sold	1,051,911	1,059,881	1,029,819	969,833	960,915
Number of employees	4,375	4,516	4,403	4,258	4,274

(1)	On April 30, 2013, we acquired Dresden Papier GmbH, the results of which are included prospectively from the acquisition date, including $101.8 million of net sales and $18.3 million of operating income.

GLATFELTER 2015 FORM 10-K        15

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements    This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding industry prospects and future consolidated financial position or results of operations, made in this Report on Form 10-K are forward looking. We use words such as “anticipates”, “believes”, “expects”, “future”, “intends” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from such expectations. The following discussion includes forward-looking statements regarding expectations of, among others, non-cash pension expense, environmental costs, capital expenditures and liquidity, all of which are inherently difficult to predict. Although we make such statements based on assumptions that we believe to be reasonable, there can be no assurance that actual results will not differ materially from our expectations. Accordingly, we identify the following important factors, among others, which could cause our results to differ from any results that might be projected, forecasted or estimated in any such forward-looking statements:

i.	variations in demand for our products including the impact of unplanned market-related downtime, variations in product pricing, or product substitution;

ii.	the impact of competition, both domestic and international, changes in industry production capacity, including the construction of new mills or new machines, the closing of mills and incremental changes due to capital expenditures or productivity increases;

iii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;

iv.	geopolitical events, including the impact of conflicts such as Russia and Ukraine;

v.	our ability to develop new, high value-added products;

vi.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;

vii.	changes in energy-related costs and commodity raw materials with an energy component;
viii.	the impact of unplanned production interruption;

ix.	disruptions in production and/or increased costs due to labor disputes;

x.	the impact of exposure to volatile market-based pricing for sales of excess electricity;

xi.	the gain or loss of significant customers and/or on-going viability of such customers;

xii.	cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls (“PCBs”) in the lower Fox River on which our former Neenah mill was located;

xiii.	adverse results in litigation in the Fox River matter;

xiv.	the impact of war and terrorism;

xv.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities;

xvi.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and

xvii.	our ability to finance, consummate and integrate acquisitions.

Introduction    We manufacture a wide array of specialty papers and fiber-based engineered materials and we manage our company along three business units:

•

Composite Fibers with revenue from the sale of single-serve tea and coffee filtration papers, nonwoven wall covering materials, metallized papers, composite laminates papers, and many technically special papers including substrates for electrical applications;

•	Advanced Airlaid Materials with revenue from the sale of airlaid nonwoven fabric-like materials used in feminine hygiene and adult incontinence products, wipes, and other airlaid applications; and

•

Specialty Papers with revenue from the sale of papers for carbonless and other forms, envelopes, book publishing, and engineered products such as papers for high-speed ink jet printing, office specialty products, greeting cards, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and beverage applications, and other niche specialty applications.

RESULTS OF OPERATIONS

2015 versus 2014

Overview    Net income for 2015 was $64.6 million, or $1.47 per diluted share, compared with $69.2 million, or $1.57 per diluted share, in 2014. On an adjusted earnings basis, a non-GAAP measure that excludes non-core business items discussed below, earnings per share were $1.34 compared with $1.55 in 2014. The year-over-year comparison of results of operations reflects the adverse impact of i) the stronger U.S. dollar on our euro-denominated businesses; ii) weaker demand and pricing for nonwoven wallcover products primarily due to economic conditions in Russia and Ukraine; iii) pricing pressures in our Specialty Papers business; and iv) weaker demand for certain Advanced Airlaid Materials’ products in the first half of 2015.

During 2015, we implemented cost reduction and continuous improvement initiatives that generated $31 million of savings. Our workforce was reduced by 3.1%.

We generated $133.7 million of cash flow from operations compared with $99.6 million in 2014. We also returned additional cash to our shareholders in the form of a 9% increase in the quarterly dividend beginning with the 2015 first quarter dividend payment. This was the third consecutive year in which the dividend was increased.

We also announced a plan to invest $80 million to build a new production facility in the United States in the Advanced Airlaid Materials business (“AMBU”). Our plan to build this new facility is in direct response to customer needs for increased capacity in a tightening North American airlaid market.

On October 1, 2014, we completed the acquisition of Spezialpapierfabrik Oberschmitten GmbH (“SPO”) for $8.0 million in cash. SPO’s results are reported as part of the Composite Fibers business unit prospectively from the acquisition date. It primarily produces highly technical papers for use in a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction.

The following table sets forth summarized results of operations:

	Year ended December 31
In thousands, except per share	2015	2014
Net sales	$1,661,084	$1,802,415
Gross profit	202,965	235,154
Operating income	96,372	106,780
Net income	64,575	69,246
Earnings per diluted share	1.47	1.57

Consolidated net sales for year ended December 31, 2015 were $1,661.1 million compared with $1,802.4 million for 2014. On a constant currency basis, net sales declined $40.3 million, or 2.2 percent. Shipping volumes declined less than one percent.

In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted net income and adjusted earnings per diluted share. We disclose this information so that investors can evaluate our performance exclusive of certain unique or unusual items that impact the comparability of results from period to period as it allows them to understand underlying operating trends and cash flow generation.

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets for the reconciliation of net income to adjusted earnings for the years ended December 31, 2015 and 2014:

In thousands, except per share	After-tax amounts	Diluted EPS
2015
Net income	$64,575	$1.47
Timberland sales and related costs	(14,652)	(0.33)
Fox River environmental matter	6,222	0.14
Workforce efficiency charges	1,768	0.04
Asset impairment charge	857	0.02
Acquisition and integration related costs	126	–
AMBU capacity expansion costs	30	–
Adjusted earnings (non-GAAP)	$58,926	$1.34

2014
Net income	$69,246	$1.57
Timberland sales and related costs	(2,995)	(0.07)
Workforce efficiency charges	373	0.01
Asset impairment charge	2,356	0.05
Acquisition and integration related costs	603	0.01
Alternative fuel mixture/Cellulosic biofuel credits	(1,115)	(0.03)
Adjusted earnings (non-GAAP)	$68,468	$1.55

GLATFELTER 2015 FORM 10-K        17

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

Workforce efficiency charges. These adjustments include costs that are directly related to actions undertaken to reduce costs and improve operating efficiencies. Such costs were specifically incurred as part of our initiative to reduce global headcount as part of a more broad based cost reduction program announced at the end of 2014.

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

AMBU capacity expansion costs. These adjustments reflect costs incurred directly related to the start-up of a new production facility for AMBU.

Business Unit Performance

	Year ended December 31
Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$541.5	$617.9	$244.6	$281.7	$875.0	$902.9	$–	$–	$1,661.1	$1,802.4
Energy and related sales, net	–	–	–	–	5.7	7.9	–	–	5.7	7.9
Total revenue	541.5	617.9	244.6	281.7	880.7	910.8	–	–	1,666.7	1,810.3
Cost of products sold	434.4	498.0	215.7	247.6	804.5	821.8	9.2	7.8	1,463.8	1,575.2
Gross profit (loss)	107.1	119.9	28.9	34.1	76.2	89.0	(9.2)	(7.8)	203.0	235.2
SG&A	45.7	51.6	7.6	8.8	43.3	50.4	31.0	22.4	127.7	133.2
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	–	–	–	(21.1)	(4.9)	(21.1)	(4.9)
Total operating income (loss)	61.4	68.3	21.3	25.3	32.9	38.6	(19.1)	(25.3)	96.4	106.8
Non-operating expense	–	–	–	–	–	–	(17.8)	(19.4)	(17.8)	(19.4)
Income (loss) before income taxes	$61.4	$68.3	$21.3	$25.3	$32.9	$38.6	$(36.9)	$(44.7)	$78.6	$87.4
Supplementary Data
Net tons sold (thousands)	153.8	157.3	96.0	99.7	802.2	802.9	–	–	1,051.9	1,059.9
Depreciation, depletion and amortization	$26.2	$29.7	$8.8	$9.1	$26.0	$29.9	$2.2	$1.9	$63.2	$70.6
Capital expenditures	26.8	23.9	7.8	7.6	63.5	32.1	1.8	2.4	99.9	66.0

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

Management evaluates the performance of the business units based on results of operations of the business units before pension expense, certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of business unit results, management does not use any measures of total assets. The information set forth above is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2015	2014	Change
Net sales	$1,661,084	$1,802,415	$(141,331)
Energy and related sales, net	5,664	7,927	(2,263)
Total revenues	1,666,748	1,810,342	(143,594)
Costs of products sold	1,463,783	1,575,188	(111,405)
Gross profit	$202,965	$235,154	$(32,189)
Gross profit as a percent of Net sales	12.2%	13.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2015	2014
Business Unit
Composite Fibers	32.6%	34.3%
Advanced Airlaid Material	14.7	15.6
Specialty Papers	52.7	50.1
Total	100.0%	100.0%

Net sales    declined by $141.3 million and totaled $1,661.1 million and $1,802.4 million, in 2015 and 2014, respectively. Currency translation unfavorably impacted the year-over-year comparison by $101.0 million reflecting a significantly stronger U.S. dollar.

Composite Fibers’    net sales declined $76.4 million, or 12.4%, due to $75.8 million of unfavorable currency translation and $10.2 million from lower selling prices. Shipping volumes declined 2.2% due to a 19.8% decline in wallcover products which more than offset solid gains in all other segments The weakness in sales to the wallcover segment is directly related to economic conditions in Russia and Ukraine, a region that historically had accounted for approximately 50% of sales of this business unit’s wallcover products.

Composite Fibers’ operating income for 2015 decreased $6.9 million to $61.4 million. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’    net sales decreased $37.1 million due to $25.1 million of unfavorable currency translation and a 3.7% decline in shipping volumes.

GLATFELTER 2015 FORM 10-K        19

Advanced Airlaid Materials’ operating income for 2015 declined $4.0 million compared to 2014. The primary drivers are summarized in the following chart:

The adverse impact from lower shipping volumes reflects softer market demand in the first half of the year. The amount set forth for “Operations & other” includes general wage cost inflation, $2.6 million of market related downtime as well as lost production associated with machine upgrades.

Specialty Papers’    net sales declined $27.9 million, or 3.1% primarily due to $11.3 million from lower selling prices, slightly lower shipping volumes and unfavorable mix changes.

This business unit’s operating income totaled $32.9 million in 2015, a $5.7 million decline from $38.6 million a year ago. The primary drivers are summarized in the following chart:

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for 2015 and 2014:

	Year ended December 31
In thousands	2015	2014	Change
Energy sales	$5,315	$11,886	$(6,571)
Costs to produce	(4,428)	(6,204)	1,776
Net	887	5,682	(4,795)
Renewable energy credits	4,777	2,245	2,532
Total	$5,664	$7,927	$(2,263)

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

Energy and related sales decreased $2.3 million in the comparison as severe weather conditions in early 2014 resulted in higher selling prices for excess power and a boiler outage in the first quarter of 2015 reduced power sales.

Other and Unallocated    The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, excluding gains from sales of plant, equipment and timberlands, totaled $40.2 million in 2015 compared with $30.2 million in 2014. The increase was primarily due to a $10.0 charge to increase our reserve for the Fox River environmental matter as well as related legal costs which were partially offset by benefits from corporate cost reduction initiatives.

Asset impairment charges    During 2015 and 2014, in connection with our annual test of potential impairment of indefinite lived intangible assets, we recorded a non-cash asset impairment charge of $1.2 million and $3.3 million, respectively, related to a trade name intangible asset acquired in connection with our Composite Fibers business unit’s 2013 Dresden acquisition. The charges were due to changes in the estimated fair value of the trade name, primarily driven by lower forecasted revenues associated with the business, an increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political and economic instability. The charges are expenses not allocated to a business unit and are recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.”

Pension Expense    Pension expenses are not allocated to a business unit. The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Year ended December 31
In thousands	2015	2014	Change
Recorded as:
Costs of products sold	$7,043	$6,605	$438
SG&A expense	2,038	55	1,983
Total	$9,081	$6,660	$2,421

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates, mortality, and the fair value of our pension assets. Pension expense in 2016 is expected to be approximately $4.6 million compared with $9.1 million in 2015. The change is primarily due to higher discount rates partially offset by a lower assumed long term rate of return on plan assets.

Gain on Sales of Plant, Equipment and Timberlands, net    During the years ended December 31, 2015 and 2014, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2015
Timberlands	15,628	$23,917	$20,867
Other	n/a	542	246
Total		$24,459	$21,113
2014
Timberlands	2,753	$5,062	$4,855
Other	n/a	10	6
Total		$5,072	$4,861

Income taxes    For 2015, we recorded a provision for income taxes of $14.0 million on pretax income of $78.6 million. The comparable amounts in 2014 were an income tax provision of $18.1 million on $87.4 million of pretax income. The lower effective rate in 2015 is largely driven by a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. due, in part, to a $10.0 million increase in our reserve for the Fox River matter. Income tax expense in 2014 includes a $4.2 million benefit from the reduction of deferred tax liabilities and release of valuation allowances related to the restructuring of non-U.S. legal entities.

Foreign Currency     We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. Our euro denominated revenue exceeds euro expenses by approximately €120 million. For the year ended December 31, 2015, the average currency exchange rate declined to 1.11 U.S. dollars to 1.00 euro compared with 1.33 to 1.00 for 2014. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for 2015:

In thousands	Year ended December 31, 2015
Favorable (unfavorable)
Net sales	$(104,996)
Costs of products sold	84,156
SG&A expenses	8,436
Income taxes and other	2,565
Net income	$(9,839)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2015 were the same as 2014. It does not include the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

2014 versus 2013

Overview     Our net income in 2014 was $69.2 million, or $1.57 per diluted share, compared with $67.2 million, or $1.52 per diluted share, in 2013. On an adjusted earnings basis, a non-GAAP measure that excludes non-core business items discussed below, earnings per diluted share increased to $1.55 compared with $1.40 in 2013. Adjusted earnings per share increased 10.7% driven by improved results from our growth businesses, as well as lower pension expense. Our results were adversely impacted by significant costs related to pulp mill performance issues in Ohio, severe weather conditions and higher costs related to annual maintenance outages. In addition, our Composite Fibers business was adversely impacted by macro-level challenges, including the fluid economic and political situation in Russia and Ukraine, weak economic growth in Europe as well as increased competitive pressures and higher market related downtime.

GLATFELTER 2015 FORM 10-K        21

On October 1, 2014, we completed the acquisition of SPO for $8.0 million in cash. SPO’s results are reported as part of the Composite Fibers business unit prospectively from the acquisition date.

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

Composite Fibers’ operating income totaled $68.3 million in 2014, a $5.9 million increase from 2013. The primary drivers are summarized in the following chart:

In Advanced Airlaid Materials, net sales totaled $281.7 million in 2014, an increase of $13.3 million or 5.0% compared to 2013, primarily due to a 3.7% increase in shipping volumes. Lower selling prices negatively affected the comparison by $1.1 million.

GLATFELTER 2015 FORM 10-K        23

Advanced Airlaid Materials’ operating income totaled $25.3 million in 2014, a $3.8 million increase from 2013. The primary drivers are summarized in the following chart:

In the Specialty Papers business unit, net sales totaled $902.9 million in 2014, an increase of $15.0 million or 1.7% compared to 2013 due to higher selling prices. Higher selling prices favorably affected the comparison by $21.7 million.

Specialty Papers’ operating income totaled $38.6 million in 2014, a $0.9 million decrease from 2013. The primary drivers are summarized in the following chart:

The decline of $22.3 million under the caption “Operations & Other” relates to higher costs from pulp mill performance issues, severe weather conditions and maintenance spending.

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

Energy and related sales increased in the year-over-year comparison as severe weather conditions early in 2014 resulted in higher selling prices for excess power.

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

Asset impairment charges    During 2014, in connection with our annual test of potential impairment of indefinite lived intangible assets, we recorded a non-cash asset impairment charge of $3.3 million related to a trade name intangible asset acquired in connection with our Composite Fibers business unit’s 2013 Dresden acquisition. The charge was primarily driven by an increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political instability. The charge is not allocated to a business unit and is recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.”

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

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for 2014

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

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, to support our research and development efforts, for environmental compliance matters including, but not limited to, the Clean Air Act, and to support our business strategy including a recently announced plan to construct a new facility. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Year ended December 31
In thousands	2015	2014
Cash and cash equivalents at beginning of period	$99,837	$122,882
Cash provided (used) by
Operating activities	133,743	99,577
Investing activities	(77,254)	(69,589)
Financing activities	(48,016)	(50,881)
Effect of exchange rate changes on cash	(3,006)	(2,152)
Net cash provided (used)	5,467	(23,045)
Cash and cash equivalents at end of period	$105,304	$99,837

At December 31, 2015, we had $105.3 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested; however, at the end of 2015, the majority of our cash and cash equivalents is either held by domestic entities or is available for use domestically. In addition to our cash and cash equivalents, $248.3 million is available under our revolving credit agreement, which matures in March 2020.

GLATFELTER 2015 FORM 10-K        25

Cash provided by operating activities totaled $133.7 million in 2015 compared with $99.6 million a year ago. The increase in cash from operations primarily reflects a benefit from a decrease in cash used for working capital primarily related to inventory and improved payment terms with suppliers. In 2015, we used less cash for income taxes, however this was offset by cash used for Fox River environmental remediation activities.

Net cash used by investing activities primarily consists of capital expenditures, cash used for acquisitions and proceeds from sales of assets, primarily timberlands. Net cash used for investing increased by $7.7 million in the year-over-year comparison primarily due to a $33.8 million increase in capital expenditures largely related to environmental compliance projects which was partially offset by a $19.4 million increase in proceeds from asset sales. Capital expenditures during 2015 and 2014, includes $26.9 million and $6.1 million, respectively, related to environmental compliance projects. For 2016, capital expenditures are expected to total $150 million to $170 million, including approximately $40 million to $45 million related to Specialty Papers’ environmental compliance projects and $40 million to $45 million for Advanced Airlaid Materials’ new airlaid facility.

Net cash used by financing activities totaled $48.0 million in 2015 compared with $50.9 million in 2014.

At December 31, 2015, our net debt (a non-GAAP measure and defined as total debt less cash) totaled $258.6 million compared to $304.8 million at the end of 2014.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$58,792	$–
Revolving credit facility, due Nov. 2016	–	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,109	12,155
2.05% Term Loan, due Mar. 2023	42,130	51,902
1.55% Term Loan, due Sep. 2025	2,839	–
Total long-term debt	363,870	404,612
Less current portion	(7,366)	(5,734)
Long-term debt, net of current portion	$356,504	$398,878

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of December 31, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.6x. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of December 31, 2015, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 8 – Financial Statements and Supplementary Data – Note 17.

Our long-term debt includes three term loans with mandatory principal repayments that used $5.2 million of cash in 2015. Principal repayments will total approximately $7.4 million 2016.

Cash used for financing activities includes cash used for common stock dividends, and, with respect to 2014, stock repurchases. In February 2015, our Board of Directors authorized a 9% increase in our quarterly cash dividend. During 2015, we used $20.4 million of cash for dividends on our common stock compared with $18.7 million in 2014. The Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

On May 1, 2014, we announced that our Board of Directors approved a $25 million increase to our share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, we may repurchase up to $50 million of our outstanding common stock of which $33.4 million remains available as of the end of 2015. No repurchases were made in 2015 and totaled $12.2 million in 2014.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We will incur material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We have begun converting or replacing five coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. The total cost of these projects is estimated at $85 million to $90 million of which $33.0 million has been incurred through the end of 2015. The balance of the related spending will be substantially completed in 2016.

As more fully discussed in Item 8 – Financial Statements and Supplementary Data – Note 23 – Commitments, Contingencies and Legal Proceedings, we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for contributions to the clean-up activity. During 2015, we used $9.1 million for remediation activities and it is conceivable we may need to fund a portion of the on-going costs in 2016 or beyond. Although we are unable to determine with any degree of certainty the amount we may be required to fund for interim remediation work, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Item 8 – Financial Statements and

Supplementary Data – Note 23 for a summary of significant environmental matters.

During 2016, we expect our use of cash for capital expenditures, strategic investments and environmental compliance projects will exceed cash generated from operations. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Item 8 – Financial Statements and Supplementary Data – Note 23, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements    As of December 31, 2015 and 2014, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements.

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2015:

		Payments Due During the Year Ended December 31,
In millions	Total	2016	2017 to 2018	2019 to 2020	2021 and beyond
Long-term debt (1)	$445	$22	$44	$352	$27
Operating leases (2)	13	6	5	1	1
Purchase obligations (3)	129	75	54	–	–
Other long term obligations (4),(5)	63	6	12	13	32

Total	$650	$109	$115	$366	$60

(1)	Represents principal and interest payments due on long-term debt, the significant terms of which are discussed in Item 8 – Financial Statements, Note 17, “Long-term Debt.” The amounts set forth above include expected interest payments of $81 million over the term of the underlying debt instruments based contractual rates or current market rates in the case of variable rate instruments. See Item 8 – Financial Statements, Note 17, “Long-Term Debt”.

(2)	Represents rental agreements for various land, buildings, vehicles, and computer and office equipment.

(3)	Represents open purchase order commitments and other obligations, primarily for raw material, and forward purchases with minimum annual purchase obligations. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2015.

(4)	Primarily represents expected benefits to be paid pursuant to post-retirement medical plans, nonqualified pension plans and the expected costs of asset retirement obligations.

(5)	Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements, Note 9, “Income Taxes”, such amounts totaled $12 million at December 31, 2015.

GLATFELTER 2015 FORM 10-K        27

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

The following chart summarizes the more significant assumption used in the actuarial valuation of our defined-benefit plans for each of the past three years:

	2015	2014	2013
Pension plans
Weighted average discount rate for benefit expense	4.21%	5.20%	4.28%
for benefit obligation	4.65	4.21	5.20
Expected long-term rate of on plan assets(1)	8.00	8.00	8.50
Rate of compensation increase(2)	4.00	4.00	4.00
Post-employment medical
Weighted average discount rate for benefit expense	3.89	4.52	3.58
for benefit obligation	4.38	3.89	4.52
Health care cost trend rate assumed for next year	6.80	7.46	7.46
Ultimate cost trend rate	4.50	4.50	4.50
Year that the ultimate cost trend rate is reached	2037	2028	2028

(1)	For 2016, the expected long-term rate of return on plan assets was reduced to 7.75%.

(2)	For 2016, the rate of compensation increase was reduced to 3.50%.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					December 31, 2015
Dollars in thousands	2016	2017	2018	2019	2020	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$250,938
At fixed interest rates – Term Loans	53,627	46,260	38,717	30,995	23,273	55,078	55,945
At variable interest rates	58,792	58,792	58,792	58,792	58,792	58,792	58,792

						$363,870	$365,675

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.08	2.09	2.08	2.08	2.07
On variable rate debt	1.50	1.50	1.50	1.50	1.50

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2015. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2015, we had $363.9 million of long-term debt, of which 16.2% was at variable interest rates. The fixed rate Term Loans and the variable rate debt are all euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At December 31, 2015, the interest rate paid was 1.50%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 8 – Financial Statements and Suplementary Data – Note 20.

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

GLATFELTER 2015 FORM 10-K        29

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2015, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2015, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2015, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their reports appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 26, 2016

GLATFELTER 2015 FORM 10-K        31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 26, 2016

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
In thousands, except per share	2015	2014	2013
Net sales	$1,661,084	$1,802,415	$1,722,615
Energy and related sales, net	5,664	7,927	3,153
Total revenues	1,666,748	1,810,342	1,725,768
Costs of products sold	1,463,783	1,575,188	1,507,108
Gross profit	202,965	235,154	218,660
Selling, general and administrative expenses	127,706	133,235	133,867
Gains on dispositions of plant, equipment and timberlands, net	(21,113)	(4,861)	(1,726)
Operating income	96,372	106,780	86,519
Non-operating income (expense)
Interest expense	(17,464)	(18,921)	(17,965)
Interest income	283	159	310
Other, net	(615)	(635)	337
Total other expense	(17,796)	(19,397)	(17,318)
Income before income taxes	78,576	87,383	69,201
Income tax provision	14,001	18,137	2,043
Net income	$64,575	$69,246	$67,158

Earnings per share
Basic	$1.49	$1.60	$1.56
Diluted	1.47	1.57	1.52

Cash dividends declared per common share	$0.48	$0.44	$0.40

Weighted average shares outstanding
Basic	43,397	43,201	43,158
Diluted	43,942	44,066	44,299

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2015 FORM 10-K        33

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
In thousands	2015	2014	2013

Net income	$64,575	$69,246	$67,158

Foreign currency translation adjustments	(38,817)	(49,365)	14,826
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $880, $(1,281) and $178, respectively	(2,581)	3,297	(517)
Unrecognized retirement obligations, net of taxes of $(2,920), $20,730 and $(45,118), respectively	5,782	(33,445)	74,300
Other comprehensive income (loss)	(35,616)	(79,513)	88,609
Comprehensive income (loss)	$28,959	$(10,267)	$155,767

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2015	2014
Assets
Cash and cash equivalents	$105,304	$99,837
Accounts receivable (less allowance for doubtful accounts: 2015 – $2,239; 2014 – $2,703)	167,199	163,760
Inventories	247,214	248,705
Prepaid expenses and other current assets	32,650	62,320
Total current assets	552,367	574,622

Plant, equipment and timberlands, net	698,864	697,608
Goodwill	76,056	84,137
Intangible assets	63,057	77,098
Other assets	113,280	128,039
Total assets	$1,503,624	$1,561,504

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$7,366	$5,734
Accounts payable	172,735	157,070
Dividends payable	5,231	4,775
Environmental liabilities	12,544	1,075
Other current liabilities	106,444	111,077
Total current liabilities	304,320	279,731

Long-term debt	356,504	398,878
Deferred income taxes	76,458	104,016
Other long-term liabilities	103,095	129,770
Total liabilities	840,377	912,395
Commitments and contingencies	–	–

Shareholders’ equity
Common stock, $0.01 par value; authorized – 120,000,000; issued – 54,361,980 (including treasury shares: 2015 – 10,941,944; 2014 – 11,307,589)	544	544
Capital in excess of par value	54,912	54,342
Retained earnings	963,143	919,468
Accumulated other comprehensive loss	(190,486)	(154,870)
	828,113	819,484
Less cost of common stock in treasury	(164,866)	(170,375)
Total shareholders’ equity	663,247	649,109
Total liabilities and shareholders’ equity	$1,503,624	$1,561,504

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2015 FORM 10-K        35

P.H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
In thousands	2015	2014	2013
Operating activities
Net income	$64,575	$69,246	$67,158
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	63,236	70,555	68,196
Amortization of debt issue costs and original issue discount	1,184	1,315	1,305
Pension expense, net of unfunded benefits paid	7,383	5,173	12,787
Charge for impairment of intangible asset	1,200	3,262	–
Deferred income tax benefit	(1,902)	(9,419)	(11,485)
Gains on dispositions of plant, equipment and timberlands, net	(21,113)	(4,861)	(1,726)
Share-based compensation	7,244	7,859	7,337
Change in operating assets and liabilities
Accounts receivable	(13,312)	(5,404)	(777)
Inventories	(8,054)	(21,456)	2,704
Prepaid and other current assets	5,506	(3,521)	7,965
Accounts payable	26,042	(4,175)	24,822
Accruals and other current liabilities	(2,186)	(12,802)	3,140
Other	3,940	3,805	(7,791)
Net cash provided by operating activities	133,743	99,577	173,635
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(99,889)	(66,046)	(103,047)
Proceeds from disposals of plant, equipment and timberlands, net	24,459	5,072	1,947
Acquisition, net of cash acquired	(224)	(8,015)	(210,911)
Other	(1,600)	(600)	(425)
Net cash used by investing activities	(77,254)	(69,589)	(312,436)
Financing activities
Net borrowings under (repayments of) revolving credit facility	(22,294)	(30,720)	126,139
Payments of borrowing costs	(1,329)	–	(419)
Proceeds from term loans	2,873	12,592	56,091
Repayment of term loans	(5,229)	–	–
Repurchases of common stock	–	(12,180)	–
Payments of dividends	(20,443)	(18,696)	(16,965)
Payments related to share-based compensation awards and other	(1,594)	(1,877)	(1,671)
Net cash (used) provided by financing activities	(48,016)	(50,881)	163,175
Effect of exchange rate changes on cash	(3,006)	(2,152)	829
Net increase (decrease) in cash and cash equivalents	5,467	(23,045)	25,203
Cash and cash equivalents at the beginning of period	99,837	122,882	97,679
Cash and cash equivalents at the end of period	$105,304	$99,837	$122,882

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$16,256	$17,643	$17,231
Income taxes, net	15,849	24,139	15,588

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2013	$544	$52,492	$819,593	$(163,966)	$(168,984)	$539,679
Net income			67,158			67,158
Other comprehensive income				88,609		88,609

Comprehensive income						155,767
Tax effect on exercise of stock awards		1,451				1,451
Cash dividends declared ($0.40 per share)			(17,422)			(17,422)
Share-based compensation expense		4,473				4,473
Delivery of treasury shares
RSUs		(1,763)			1,234	(529)
401 (k) plans		1,099			1,791	2,890
Employee stock options exercised – net		(3,812)			1,979	(1,833)

Balance at December 31, 2013	544	53,940	869,329	(75,357)	(163,980)	684,476

Net income			69,246			69,246
Other comprehensive income				(79,513)		(79,513)

Comprehensive income						(10,267)
Tax effect on exercise of stock awards		(14)				(14)
Cash dividends declared ($0.44 per share)			(19,107)			(19,107)
Share-based compensation expense		4,738				4,738
Repurchase of common shares					(12,180)	(12,180)
Delivery of treasury shares
RSUs and PSAs		(4,121)			2,363	(1,758)
401 (k) plans		1,318			1,775	3,093
Employee stock options exercised – net		(1,519)			1,647	128

Balance at December 31, 2014	544	54,342	919,468	(154,870)	(170,375)	649,109

Net income			64,575			64,575
Other comprehensive income				(35,616)		(35,616)

Comprehensive income						28,959
Tax effect on exercise of stock awards		843				843
Cash dividends declared ($0.48 per share)			(20,900)			(20,900)
Share-based compensation expense		4,403				4,403
Delivery of treasury shares
RSUs and PSAs		(5,078)			3,102	(1,976)
401 (k) plans		838			2,010	2,848
Employee stock options exercised – net		(436)			397	(39)

Balance at December 31, 2015	$544	$54,912	$963,143	$(190,486)	$(164,866)	$663,247

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER 2015 FORM 10-K        37

P. H. GLATFELTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

GLATFELTER 2015 FORM 10-K        39

accumulated other comprehensive income (loss). Deferred gains or losses are reclassified to our results of operations at the time the hedged forecasted transaction is recorded in our results of operations. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. If the instrument becomes ineffective or it becomes probable that the originally forecasted transaction will not occur, the related change in fair value of the derivative instrument is also reclassified from accumulated other comprehensive income (loss) and recognized in earnings.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The ASU will require organizations that lease assets – referred to as “lessees” – to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We have yet to analyze or assess the impact this standard will have on us.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). This update requires debt issuance costs to be presented as a direct deduction from the carrying value of the related debt instrument rather than as a deferred asset except for costs associated with a revolving line of credit. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period. This standard will be adopted in the first quarter of 2016 and will result in the reclassification of approximately $3.1 million of unamortized deferred debt issuance fees.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted for fiscal years beginning after December 15, 2017 and early adoption is permitted only for reporting periods beginning after December 31, 2016. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

3.	ACQUISITIONS

On October 1, 2014, we completed the acquisition of all of the outstanding equity of Spezialpapierfabrik Oberschmitten GmbH (“SPO”) from FINSPO Beteiligungs-GmbH for $8.0 million. SPO had annual sales of approximately $33 million in 2014. SPO, located near Frankfurt, Germany, primarily produces highly technical papers for a wide range of capacitors used in consumer and industrial products; insulation papers for cables and transformers; and materials for industrial power inverters, electromagnetic current filters and electric rail traction. SPO also produces glassine products, which are used in cosmetics packaging, food packaging, and pharmaceutical dosage bags. SPO is operated as part of the Composite Fibers business unit, and complements our technical specialties products.

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

In connection with the Dresden acquisition we recorded $74.9 million of goodwill and $87.6 million of intangible assets. The goodwill arising from the acquisition largely relates to strategic benefits, product and market diversification, assembled workforce, and similar factors. For tax purposes, none of the goodwill is deductible. Intangible assets consisted of $9.8 million of non-amortizing tradename, and the remainder consists of technology and customer relationships. Refer to Note 6 – Asset Impairment Charges for additional information.

Our results of operations include the results of Dresden prospectively since the acquisition was completed on April 30, 2013. All such results reported herein are included as part of the Composite Fibers business unit. Revenue and operating income of Dresden included in our consolidated results of operations for 2013 totaled $101.8 million and $18.3 million, respectively.

The table below summarizes pro forma financial information as if the acquisition and related financing transaction occurred as of January 1, 2013

Year ended December 31 2013
In thousands, except per share
Pro forma
Net sales	$1,779,434
Net income	80,381
Diluted earnings per share	1.82

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

GLATFELTER 2015 FORM 10-K        41

The following table summarizes this activity for each of the past three years:

	Year ended December 31
In thousands	2015	2014	2013
Energy sales	$5,315	$11,886	$8,189
Costs to produce	(4,428)	(6,204)	(6,784)
Net	887	5,682	1,405
Renewable energy credits	4,777	2,245	1,748
Total	$5,664	$7,927	$3,153

5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2015, 2014 and 2013, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain
2015
Timberlands	15,628	$23,917	$20,867
Other	n/a	542	246
Total		$24,459	$21,113
2014
Timberlands	2,753	$5,062	$4,855
Other	n/a	10	6
Total		$5,072	$4,861
2013
Timberlands	876	$1,445	$1,410
Other	n/a	502	316
Total		$1,947	$1,726

6.	ASSET IMPAIRMENT CHARGES

During 2015 and 2014, in connection with our annual test of potential impairment of indefinite lived intangible assets, we recorded $1.2 million and $3.3 million, respectively, of non-cash asset impairment charges. The trade name intangible asset was acquired in connection with our Composite Fibers business unit’s 2013 Dresden acquisition. The charges were due to changes in the estimated fair value of the trade name, primarily driven by lower forecasted revenues associated with the business, an increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political and economic instability. The fair value of the asset was estimated using a discounted cash flow model under a relief from royalty method. The significant assumptions used included projected financial performance and discount rates, which resulted in a Level 3 fair value classification.

The charge is recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.” For additional information on Goodwill and Intangible Assets, see Note 14.

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Year ended December 31
In thousands, except per share	2015	2014	2013
Net income	$64,575	$69,246	$67,158
Weighted average common shares outstanding used in basic EPS	43,397	43,201	43,158
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	545	865	1,141
Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,942	44,066	44,299
Earnings per share
Basic	$1.49	$1.60	$1.56
Diluted	1.47	1.57	1.52

The following table sets forth the potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31
In thousands	2015	2014	2013
Potential common shares	678	277	7

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2015, 2014 and 2013.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(38,817)	1,620	(12,995)	6,266	(43,926)
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	(4,201)	12,541	(30)	8,310
Net current period other comprehensive income (loss)	(38,817)	$(2,581)	(454)	6,236	(35,616)
Balance at December 31, 2015	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)

Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)

Other comprehensive income before reclassifications (net of tax)	(49,365)	2,826	(40,266)	(2,803)	(89,608)
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	471	9,553	71	10,095
Net current period other comprehensive income (loss)	(49,365)	3,297	(30,713)	(2,732)	(79,513)
Balance at December 31, 2014	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)

Balance at January 1, 2013	$315	$(424)	$(159,560)	$(4,297)	$(163,966)

Other comprehensive income before reclassifications (net of tax)	14,826	(1,198)	54,906	4,187	72,721
Amounts reclassified from accumulated other comprehensive income (net of tax)	–	681	15,107	100	15,888
Net current period other comprehensive income (loss)	14,826	(517)	70,013	4,287	88,609
Balance at December 31, 2013	$15,141	$(941)	$(89,547)	$(10)	$(75,357)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31
In thousands	2015	2014	2013
Description				Line Item in Statements of Income

Cash flow hedges (Note 20)
(Gains) losses on cash flow hedges	$(5,752)	$655	$945	Costs of products sold
Tax expense (benefit)	1,551	(184)	(264)	Income tax provision
Net of tax	(4,201)	471	681

Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plan items
Prior service costs	2,300	2,503	2,470	Costs of products sold
	762	830	649	Selling, general and administrative
Actuarial losses	12,745	8,965	16,399	Costs of products sold
	4,388	3,086	4,699	Selling, general and administrative
	20,195	15,384	24,217
Tax expense (benefit)	(7,654)	(5,831)	(9,110)	Income tax provision
Net of tax	12,541	9,553	15,107

Amortization of deferred benefit other plan items
Prior service costs	(230)	(237)	(384)	Costs of products sold
	(50)	(51)	(96)	Selling, general and administrative
Actuarial losses	190	331	494	Costs of products sold
	41	71	147	Selling, general and administrative
	(49)	114	161
Tax expense (benefit)	19	(43)	(61)	Income tax provision
Net of tax	(30)	71	100
Total reclassifications, net of tax	$8,310	$10,095	$15,888

GLATFELTER 2015 FORM 10-K        43

9.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from operations consisted of the following:

	Year ended December 31
In thousands	2015	2014	2013
Current taxes
Federal	$5,047	$3,291	$625
State	(1,680)	238	(4,365)
Foreign	12,536	24,027	17,268
	15,903	27,556	13,528
Deferred taxes and other
Federal	(7,287)	(3,975)	(10,973)
State	564	(147)	(474)
Foreign	4,821	(5,297)	(38)
	(1,902)	(9,419)	(11,485)
Income tax provision	$14,001	$18,137	$2,043

The amounts set forth above for total deferred taxes and other included a deferred tax benefit of $2.7 million, $9.6 million and $15.1 million in 2015, 2014 and 2013, respectively. Other taxes totaled an expense of $0.8 million, $0.2 million and $3.6 million in 2015, 2014 and 2013, respectively, associated with the deferred tax impact of uncertain tax positions.

The following are the domestic and foreign components of pretax income from operations:

	Year ended December 31
In thousands	2015	2014	2013
United States	$2,382	$4,637	$(3,052)
Foreign	76,194	82,746	72,253
Total pretax income	$78,576	$87,383	$69,201

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision is as follows:

	Year ended December 31
	2015	2014	2013
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.3	0.2	0.5
Foreign income tax rate differential	(8.6)	(5.0)	(5.0)
Change in statutory tax rates	–	(2.2)	(0.6)
Tax credits	(1.9)	(2.0)	(4.4)
Change in unrecognized tax benefits, net	(2.1)	1.3	(22.7)
Permanent differences on non-U.S. earnings	(4.4)	(2.8)	(0.4)
Valuation allowance	0.4	(2.7)	–
Other	(0.9)	(1.0)	0.6
Provision for income taxes	17.8%	20.8%	3.0%

The sources of deferred income taxes were as follows at December 31:

	2015		2014
In thousands	Current Asset (Liability)	Non current Asset (Liability)	Current Asset (Liability)	Non current Asset (Liability)
Reserves	$–	$11,931	$5,032	$7,987
Compensation	–	8,250	3,087	5,075
Post-retirement benefits	–	19,476	1,531	21,338
Property	–	(84,009)	–	(89,432)
Intangible assets	–	(17,748)	–	(21,285)
Pension	–	(26,885)	532	(30,412)
Inventories	–	3,445	2,758	–
Other	–	605	(783)	1,171
Research & development expenses	–	8,925	–	–
Tax carryforwards	–	8,413	8,560	12,660
Subtotal	–	(67,597)	20,717	(92,898)
Valuation allowance	–	(3,773)	(934)	(2,288)
Total	$–	$(71,370)	$19,783	$(95,186)

Current and non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2015	2014
Prepaid expenses and other current assets	$–	$20,017
Other assets	5,088	8,830
Other current liabilities	–	234
Deferred income taxes	76,458	104,016

We early adopted Accounting Standards Update 2015-17, Income Taxes (Topic 740) effective December 31, 2015 on a prospective basis. Adoption of this ASU required the reclassification of our current deferred tax assets and liabilities to non-current deferred tax assets and liabilities in our consolidated balance sheet as of December 31, 2015. No prior periods were retrospectively adjusted. The adoption of ASU 2015-17 had no impact on our consolidated results of income or financial position.

At December 31, 2015 we had state and foreign tax net operating loss (“NOL”) carryforwards of $80.9 million and $4.2 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The state NOL carryforwards expire at various times and in various amounts beginning in 2016 and through 2035. Certain foreign NOL carryforwards begin to expire in 2019.

The state and foreign NOL carryforwards on the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

In addition, we had various state tax credit carryforwards totaling $0.4 million, which begin to expire in 2016, and foreign investment tax credits of $2.3 million which begin to expire in 2028.

As of December 31, 2015 and 2014, we had valuation allowances of $3.8 million and $3.2 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain state tax credits. The change in the valuation allowance was primarily due to the inability to utilize certain state NOLs before they expire.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $1.5 million, $1.8 million and $3.0 million in 2015, 2014 and 2013, respectively, related to research and development credits and fuels tax credits.

At December 31, 2015 and 2014, unremitted earnings of subsidiaries outside the United States deemed to be indefinitely reinvested totaled $338.6 million and $305.6 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be indefinitely reinvested as of December 31, 2015 and because we have no need, or plans, to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements. It is not practicable to determine the amount of additional taxes that have not been provided.

As of December 31, 2015, 2014 and 2013, we had $12.2 million, $14.9 million and $14.9 million of gross unrecognized tax benefits, respectively. As of December 31, 2015, if such benefits were to be recognized, approximately $10.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2015	2014	2013
Balance at January 1	$14.9	$14.9	$30.4
Increases in tax positions for prior years	–	0.7	0.2
Decreases in tax positions for prior years	(4.3)	(0.5)	(4.9)
Acquisition related:
Purchase Accounting	–	0.3	1.3
Increases in tax positions for current year	1.9	3.4	1.7
Settlements	–	(1.3)	–
Lapse in statutes of limitation	(0.3)	(2.6)	(13.8)
Balance at December 31	$12.2	$14.9	$14.9

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 – 2015	N/A
State	2011 – 2015	2012 – 2014
Canada(1)	2010 – 2015	N/A
Germany(1)	2012 – 2015	2007 – 2011
France	2013 – 2015	2011 – 2012
United Kingdom	2014 – 2015	N/A
Philippines	2012, 2014 – 2015	2013

(1)	includes provincial or similar local jurisdictions, as applicable.

GLATFELTER 2015 FORM 10-K        45

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $1.7 million. Substantially all of this range relates to tax positions taken in Germany.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31
In millions	2015	2014	2013
Accrued interest payable	$0.6	$0.6	$0.6
Interest expense (income)	–	–	(0.8)
Penalties	–	–	–

10.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2015, there were 1,364,223 shares of common stock available for future issuance under the LTIP.

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

The following table summarizes RSU and PSA activity during the past three years:

Units	2015	2014	2013
Balance at January 1,	888,942	1,001,814	847,679
Granted	164,666	178,882	315,196
Forfeited	(92,183)	(47,379)	(47,831)
Shares delivered	(286,902)	(244,375)	(113,230)
Balance at December 31,	674,523	888,942	1,001,814

	2015	2014	2013
Compensation expense	$1,758	$2,652	$2,882

The amount granted in 2015, 2014 and 2013 includes 105,017, 101,743 and 183,910 PSAs, respectively, exclusive of reinvested dividends. The performance period for the 2013 PSAs concluded on December 31, 2015 and, based on actual performance relative to target, approximately 25% of the award was issued to participants in 2016. The weighted average grant date fair value per unit for awards in 2015, 2014 and 2013 was $24.62, $28.89 and $22.34, respectively. As of December 31, 2015, unrecognized compensation expense for outstanding RSUs and PSAs totaled $4.8 million. The weighted average remaining period over which the expense will be recognized is 2.5 years.

Stock Only Stock Appreciation Rights    The following table sets forth information related to outstanding SOSARS:

	2015		2014		2013
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	1,864,707	$16.20	1,977,133	$13.91	2,121,454	$12.93
Granted	423,590	24.62	281,881	29.78	368,687	18.51
Exercised	(70,347)	14.12	(364,465)	13.99	(435,562)	12.63
Canceled / forfeited	(18,208)	25.41	(29,842)	19.36	(77,446)	16.28
Outstanding at December 31,	2,199,742	$17.82	1,864,707	$16.20	1,977,133	$13.91
Exercisable at December 31,	1,504,599	14.48	1,285,998	12.94	1,330,816	12.58
Vested and expected to vest	2,178,708		1,754,295		1,863,244

SOSAR Grants
Weighted average grant date fair value per share	$7.46		$9.81		$5.74
Aggregate grant date fair value (in thousands)	$3,134		$2,764		$2,103
Black-Scholes assumptions
Dividend yield	1.94%		1.48%		2.16%
Risk free rate of return	1.64%		1.74%		1.01%
Volatility	36.38%		37.59%		39.58%
Expected life	6 yrs		6 yrs		6 yrs
Compensation expense (in thousands)	$2,645		$2,086		$1,591

Under terms of the SOSAR, the recipients received the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period. As of December 31, 2015, the intrinsic value of SOSARs vested and expected to vest totaled $7.1 million. The remaining weighted average contractual life of outstanding SOSARs was 5.4 years as of December 31, 2015.

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

	Pension Benefits		Other Benefits
In millions	2015	2014	2015	2014
Change in Benefit Obligation
Balance at beginning of year	$577.6	$487.7	$59.8	$54.8
Service cost	11.6	10.4	1.4	1.5
Interest cost	23.3	24.8	2.0	2.5
Plan amendments	–	3.6	–	–
Participant contributions	–	–	1.2	1.3
Actuarial (gain)/loss	(34.8)	83.9	(10.1)	4.5
Benefits paid	(34.8)	(31.5)	(3.3)	(4.8)
Effect of currency rate changes	(1.0)	(1.3)	–	–
Balance at end of year	$541.9	$577.6	$51.0	$59.8

Change in Plan Assets
Fair value of plan assets at beginning of year	$638.0	$601.2	$–	$–
Actual return on plan assets	(10.3)	66.3	–	–
Total contributions	2.0	2.0	3.3	4.8
Benefits paid	(34.8)	(31.5)	(3.3)	(4.8)
Fair value of plan assets at end of year	$594.9	$638.0	–	–
Funded status at end of year	$53.0	$60.4	$(51.0)	$(59.8)

The December 31, 2014 measurement of projected benefit obligations reflected the adoption of new mortality assumptions derived from actuarially determined expected lives. The impact of changing assumptions is reflected as an actuarial loss in the change in benefit obligation.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2015	2014	2015	2014
Other long-term assets	$89.1	$102.0	$–	$–
Current liabilities	(2.1)	(2.0)	(3.2)	(3.7)
Other long-term liabilities	(34.0)	(39.6)	(47.7)	(56.1)
Net amount recognized	$53.0	$60.4	$(50.9)	$(59.8)

GLATFELTER 2015 FORM 10-K        47

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2015	2014	2015	2014
Prior service cost/(credit)	$12.0	$15.1	$(0.8)	$(1.1)
Net actuarial loss	185.0	181.3	(4.8)	5.5

The accumulated benefit obligation for all defined benefit pension plans was $526.7 million and $553.8 million at December 31, 2015 and 2014, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2015	2014	2015	2014
Discount rate – benefit obligation	4.65%	4.21%	4.38%	3.89%
Future compensation growth rate	3.50	4.00	–	–

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2015 ranged from 2.30% to 4.77% for pension plans and from 4.14% to 4.43% for other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2015	2014
Projected benefit obligation	$36.1	$41.7
Accumulated benefit obligation	33.1	36.1
Fair value of plan assets	–	–

Net periodic benefit cost includes the following components:

	Year Ended December 31
In millions	2015	2014	2013
Pension Benefits
Service cost	$11.6	$10.4	$11.6
Interest cost	23.3	24.8	21.8
Expected return on plan assets	(46.0)	(43.9)	(43.4)
Amortization of prior service cost	3.1	3.3	3.1
Amortization of actuarial loss	17.1	12.1	21.1

Total net periodic benefit cost	$9.1	$6.7	$14.2

Other Benefits
Service cost	$1.4	$1.5	$2.9
Interest cost	2.0	2.5	2.1
Amortization of prior service cost/(credit)	(0.3)	(0.3)	(0.5)
Amortization of actuarial loss	0.2	0.4	0.6

Total net periodic benefit cost	$3.3	$4.1	$5.1

The prior service cost and actuarial net loss for our defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into our results of operations as a component of net periodic benefit cost over the next fiscal year are $2.7 million and $12.2 million, respectively. The comparable amounts of expected amortization for other benefit plans are a credit of $0.2 million and $0.2 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2015	2014
Pension Benefits
Actuarial loss	$21.5	$61.5
Plan amendments	–	3.6
Amortization of prior service cost	(3.1)	(3.3)
Amortization of actuarial losses	(17.1)	(12.1)

Total recognized in other comprehensive loss	1.3	49.7

Total recognized in net periodic benefit cost and other comprehensive loss	$10.4	$56.4

Other Benefits
Actuarial (gain) loss	$(10.1)	$4.5
Amortization of prior service cost	0.3	0.3
Amortization of actuarial losses	(0.2)	(0.4)

Total recognized in other comprehensive (income) loss	(10.0)	4.4

Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(6.7)	$8.5

The weighted-average assumptions used in computing the net periodic benefit cost information above were as follows:

	Year Ended December 31
	2015	2014	2013
Pension Benefits
Discount rate – benefit expense	4.21%	5.20%	4.28%
Future compensation growth rate	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.00	8.00	8.50
Other Benefits
Discount rate – benefit expense	3.89%	4.52%	3.58%

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2015	2014
Health care cost trend rate assumed for next year	6.80%	7.46%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Year that the rate reaches the ultimate rate	2037	2028

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	Increase	Decrease
Effect on:
Post-retirement benefit obligation	$4.0	$3.6
Total of service and interest cost components	0.4	0.3

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

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	December 31, 2015
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$175.1	$58.4	$116.7	$–
Small and mid cap	68.7	68.7	–	–
International equity	79.8	42.2	37.6	–
REIT	31.9	31.9	–	–
Fixed income	222.4	32.3	190.1	–
Cash and equivalents	17.0	–	17.0	–
Total	$594.9	$233.5	$361.4	$–

	December 31, 2014
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$187.6	$187.6	$–	$–
Small and mid cap	61.1	61.1	–	–
International equity	104.5	65.1	39.4	–
REIT	31.6	31.6	–	–
Fixed income	235.0	27.3	207.7	–
Cash and equivalents	18.2	–	18.2	–
Total	$638.0	$372.7	$265.3	$–

Cash Flow    We were not required to make contributions to our qualified pension plan in 2015 nor do we expect to make any to this plan in 2016. Benefit payments expected to be made in 2016 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$2,090
Other benefit plans	3,301

GLATFELTER 2015 FORM 10-K        49

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2016	$36,924	$3,301
2017	36,340	3,801
2018	35,799	4,154
2019	35,955	4,559
2020	35,841	4,834
2021 through 2025	185,391	22,801

Defined Contribution Plans    We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. Through November 2015, we matched a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock out of treasury. Company matches are now made in cash. The expense associated with our 401(k) match was $2.1 million, $2.0 million and $1.9 million in 2015, 2014 and 2013, respectively.

12.	INVENTORIES

Inventories, net of reserves were as follows:

	December 31
In thousands	2015	2014
Raw materials	$60,098	$61,266
In-process and finished	115,874	117,580
Supplies	71,242	69,859
Total	$247,214	$248,705

We value all of our U.S. inventories, excluding supplies, on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $28.2 million and $25.4 million higher than reported at December 31, 2015 and 2014, respectively.

13.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands were as follows:

	December 31
In thousands	2015	2014
Land and buildings	$205,338	$208,230
Machinery and equipment	1,305,067	1,265,317
Furniture, fixtures, and other	135,355	157,730
Accumulated depreciation	(1,009,331)	(989,093)
	636,429	642,184
Construction in progress	58,657	49,078
Asset retirement obligation, net	579	3,021
Timberlands, less depletion	3,199	3,325
Total	$698,864	$697,608

As of December 31, 2015 and 2014, we had $13.4 million and $16.3 million, respectively, of accrued capital expenditures.

14.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets:

	December 31
In thousands	2015	2014
Goodwill – Composite Fibers	$76,056	$84,137

Specialty Papers
Customer relationships	$6,155	$6,155
Composite Fibers
Tradename	4,332	5,902
Technology and related	37,625	41,749
Customer relationships and related	33,618	37,421
Advanced Airlaid Materials
Technology and related	1,403	1,500
Customer relationships and related	2,725	3,042
Total intangibles	85,858	95,769
Accumulated amortization	(22,801)	(18,671)
Net intangibles	$63,057	$77,098

The change in goodwill was due to currency translation adjustments. Other than non-amortizable goodwill and tradename, intangible assets are amortized on a straight-line basis. Customer relationships are amortized over periods ranging from 10 years to 14 years and technology and related intangible assets are amortized over periods ranging from 14 years to 20 years. The following table sets forth information pertaining to amortization of intangible assets:

In thousands	2015	2014	2013
Aggregate amortization expense:	$5,340	$6,136	$4,511
Estimated amortization expense:
2016	4,806
2017	4,652
2018	4,652
2019	4,652
2020	4,497

The remaining weighted average useful life of intangible assets was 13.9 years at December 31, 2015.

15.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2015	2014
Pension	$89,093	$102,007
Other	24,187	26,032
Total	$113,280	$128,039

16.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2015	2014
Accrued payroll and benefits	$35,079	$39,471
Other accrued compensation and retirement benefits	6,866	7,920
Income taxes payable	2,921	3,502
Accrued rebates	18,248	18,910
Other accrued expenses	43,330	41,274
Total	$106,444	$111,077

17.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2015	2014
Revolving credit facility, due Mar. 2020	$58,792	$–
Revolving credit facility, due Nov. 2016	–	90,555
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,109	12,155
2.05% Term Loan, due Mar. 2023	42,130	51,902
1.55% Term Loan, due Sep. 2025	2,839	–
Total long-term debt	363,870	404,612
Less current portion	(7,366)	(5,734)
Long-term debt, net of current portion	$356,504	$398,878

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of December 31, 2015, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.6x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes, which are now publically registered, are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc., Glatfelter Advance Materials N.A., Inc., and Glatfelter Holdings, LLC (the “Guarantors”). Interest on the 5.375% Notes is payable semiannually in arrears on April 15 and October 15.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2015, we met all of the requirements of our debt covenants.

Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of

GLATFELTER 2015 FORM 10-K        51

borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”) as summarized below:

Amounts in thousands	Oringinal Principal	Interest Rate	Maturity
Borrowing date
Apr.11, 2013	€42,700	2.05%	Mar. 2023
Sep. 4, 2014	10,000	2.40%	Jun. 2022
Oct. 10, 2015	2,608	1.55%	Sep. 2025

Each of the borrowings require quarterly repayments of principal and interest and provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, will be calculated by reference to our Revolving Credit Agreement.

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $5.4 million at December 31, 2015 and are reported under the caption “Other assets” in the accompanying consolidated balance sheets. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $1.2 million in 2015.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2016	$7,366
2017	7,366
2018	7,721
2019	7,721
2020	316,513
Thereafter	17,183

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2015 and 2014, we had $5.3 million of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

18.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons, which is expected to be completed in 2016, will be accomplished by filling the lagoons, installing a non-permeable liner and covering with soil to construct the required cap over the lagoons. The amount referred to above, in addition to upward revisions, was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period.

Following is a summary of the reserve for asset retirement obligations for the periods indicated:

In thousands	2015	2014
Balance at January 1,	$4,114	$5,032
Accretion	58	145
Payments	(2,394)	(827)
Downward revision	(1,000)	–
Gain	(359)	(236)
Balance at December 31,	$419	$4,114

During 2015 we recorded a downward revision to our estimated cost of closing the lagoons. The revision was recorded as an adjustment to both the carrying value of the associated property, equipment and timberlands as well as the asset retirement obligation.

During 2015, 2014 and 2013, we recognized gains of $0.4 million, $0.2 million and $1.3 million, respectively, related to the progress of closure activities for a portion of the lagoons required to be retired. The gains are reflected in the accompanying consolidated statements of income under the caption “Costs of products sold.”

The following table summarizes the line items in the accompanying consolidated balance sheets where the asset retirement obligations are recorded:

	December 31
In thousands	2015	2014
Other current liabilities	$419	$2,855
Other long-term liabilities	–	1,259
Total	$419	$4,114

19.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2015		2014
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$58,792	$58,792	$90,555	$90,555
Fixed-rate bonds	250,000	250,938	250,000	255,470
2.40% Term loan	10,109	10,535	12,155	12,626
2.05% Term loan	42,130	42,886	51,902	53,106
1.55% Term loan	2,839	2,524	–	–
Total	$363,870	$365,675	$404,612	$411,757

As of December 31, 2015 and 2014, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 20.

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

Derivatives Designated as Hedging Instruments – Cash Flow Hedges    We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs expected to be incurred over a maximum of eighteen months. Currency forward contracts involve fixing the EUR-USD exchange rate or USD-CAD for delivery of a specified amount of foreign currency on a specified date.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31
In thousands	2015	2014
Derivative
Sell/Buy – sell notional
Euro / British Pound	10,527	4,592

Sell/Buy – buy notional
Euro / Philippine Peso	758,634	523,313
British Pound / Philippine Peso	542,063	260,535
Euro / U.S. Dollar	51,433	32,527
U.S. Dollar / Canadian Dollar	34,649	10,036

These contracts have maturities of eighteen months or less.

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

	December 31
In thousands	2015	2014
Derivative
Sell/Buy – sell notional
U.S. Dollar / Euro	–	4,000
U.S. Dollar / British Pound	10,000	9,000
Euro / British Pound	–	2,000
British Pound / Euro	3,500	–

Sell/Buy – buy notional
Euro / U.S. Dollar	12,500	–
British Pound / Euro	13,500	3,000

These contracts have maturities of one month from the date originally entered into.

GLATFELTER 2015 FORM 10-K        53

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31		December 31
In thousands	2015	2014	2015	2014
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$955	$3,106	$1,545	$394
Not designated as hedging:
Forward foreign currency exchange contracts	$68	$70	$49	$161

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

	Year ended December 31
In thousands	2015	2014	2013
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$5,752	$(655)	$(945)
Ineffective portion – other – net	(152)	184	38
Not designated as hedging :
Forward foreign currency exchange contracts:
Other – net	$599	$1,599	$(455)

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2015	2014
Balance at January 1,	$3,282	$(1,296)
Deferred (losses) gains on cash flow hedges	2,292	3,923
Reclassified to earnings	(5,752)	655
Balance at December 31,	$(178)	$3,282

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be realized in results of operations within the next twelve to eighteen months and the amount ultimately recognized will vary depending on actual market rates.

Credit risk related to derivative activity arises in the event a counterparty fails to meet its obligations to us. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

21.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year ended December 31
In thousands	2015	2014	2013
Shares outstanding at beginning of year	43,054	43,130	42,784
Shares repurchased	–	(464)	–
Treasury shares issued for:
Restricted stock awards	206	162	86
401(k) plan	134	116	123
Employee stock options exercised	26	110	137
Shares outstanding at end of year	43,420	43,054	43,130

22.	SHARE REPURCHASES

On May 1, 2014, our Board of Directors approved a $25 million increase to the share repurchase program and extended the expiration date to May 1, 2016. Under the revised program, we may repurchase up to $50 million of outstanding common stock. The following table summarizes share repurchases made under this program through December 31, 2015:

	shares	(thousands)
Authorized amount	n/a	$50,000
Repurchases	755,310	(16,627)
Remaining authorization		$33,373

No shares were repurchased in 2015.

23.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments    The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2016	$5,814	$75,497
2017	3,111	48,409
2018	2,107	5,679
2019	920	129
2020	514	74
Thereafter	616	322

Other contractual obligations primarily represent minimum purchase commitments under energy supply contracts and other purchase obligations.

At December 31, 2015, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $13.1 million and $130.1 million, respectively.

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The remedial actions from 2007 through 2014 were funded primarily by NCR and its indemnitors, including Appvion, Inc. In 2015, we placed certain covering and capping in OU4b as a response to the Government’s demands at a cost of $9.7 million. Georgia Pacific and NCR funded work in 2015 pursuant to a proposed consent decree that the United States has not yet moved to enter. Work is scheduled to continue in OU2-5 through 2017; although work may be required into 2018 to complete the project, with monitoring and maintenance to follow.

GLATFELTER 2015 FORM 10-K        55

As more fully discussed below, significant uncertainties exist pertaining to the ultimate allocation of OU2-5 remediation costs as well as the shorter term funding of the remedial actions for OU2-5.

Cost estimates.    Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. On October 14, 2014, the Governments represented to the United States District Court in Green Bay that $1.1 billion provided an “upper end estimate of total past and future response costs” including a $100 million “uncertainty premium for future response costs.” Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion. Much of that amount has already been incurred, including approximately $100 million for OU1 and what we believe to be approximately $500 million for OU2-5 prior to the 2015 remediation season, and, although final accounts have not been prepared, less than $100 million in 2015.

For 2015, Governments indicated their expectation was to have approximately $100 million worth of work completed in OU2-5; however we do not believe all work was completed.

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

All parties appealed the Whiting Litigation judgment to the United States Court of Appeals for the Seventh

Circuit. On September 25, 2014, that court affirmed, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1 – which is upstream of the outfall of the facilities for which NCR is responsible – solely as an “arranger for disposal” of PCB-containing waste paper by recycling it at our mill. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation.

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

The district court has established a schedule for the Whiting Litigation under which it would hold a trial in January 2017 on remaining issues.

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

On remand, the district court issued an opinion on May 15, 2015, (“May 15 Decision”) in which it held that the existing trial record allowed it to apportion NCR’s liability for OU4 at 28% of the total OU4 costs. On October 19, 2015, the district court reconsidered its May 15 Decision and held that NCR had not shown a reasonable basis for apportionment of its liability for the site. On January 25, 2016, the court denied NCR’s request to certify that decision for immediate appeal, and set the case for a scheduling conference.

We do not know the Governments’ intentions concerning further litigation of the Government Action, nor do we know the schedule for any further proceedings. We cannot now predict when it will be resolved.

Interim Funding of Ongoing Work.    As described above, the court of appeals vacated the allocation judgment in the Whiting Litigation on September 25, 2014, but neither court has since replaced that allocation with any other. The 2007 UAO requires the PRPs to submit annual remediation work plans. For 2015, the EPA approved the 2015 Work Plan for $100 million of remediation activities. NCR, GP, and we were not able to reach agreement on a division of the costs of that work on an interim basis, subject to reallocation in the Whiting Litigation. NCR and GP entered into a proposed consent decree with the United States under which they agreed to fund certain work estimated to cost approximately $67 million in 2015, and they will not be responsible for completing the remainder of the work in 2015, estimated to cost approximately $33 million. However, NCR and GP did not complete all of the work assigned to them under the consent decree. The United States has not moved to enter that consent decree. Through the issuance of the 2015 Work Plan the EPA assigned to us those remaining tasks. Under the proposed consent decree, all parties would remain jointly and severally liable for work in the 2015 Work Plan not completed in 2015, except for a small amount of work upstream of the area for which GP is responsible. We contracted for remediation work in OU4 at a total cost of $9.7 million, an amount of work less than the amount assigned to us in the 2015 Work Plan. We anticipate that the amount of work performed by us in 2015 satisfies our share of the obligation if NCR and GP perform the work assigned to them in the 2015 Work Plan. The United States disagrees. We cannot predict the outcome of these disagreements or any possible resulting litigation.

In September 2015, the U.S. Department of Justice notified us that we, along with Georgia-Pacific, should be prepared to participate in the remediation activities during 2016. In addition, we understand NCR has submitted a draft 2016 Work Plan. Although we do not have an estimate of the costs of completing the work NCR proposes be completed in 2016, we expect the cost could approximate $100 million. The draft does not assign work to particular parties.

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

NRDs.    The Governments’ NRD assessment documents originally claimed we are jointly and severally responsible

GLATFELTER 2015 FORM 10-K        57

for NRDs with a value between $176 million and $333 million. The Governments claimed this range should be inflated to current dollars and then certain unreimbursed past assessment costs should be added, so the range of their claim was $287 million to $423 million in 2009.

However, on October 14, 2014, the Governments represented to the district court that if certain settlements providing $45.9 million toward compensation of NRDs were approved, the total NRD recovery would amount to $105 million. The Governments stated they would consider those recoveries adequate and they would withdraw their claims against us and NCR for additional compensation of NRDs. On October 19, 2015, the district court granted the Governments leave to withdraw their NRD claims against us without prejudice to re-filing them at some later time. Some of the settling parties, including all of the settling parties contributing the $45.9 million, have waived their rights to seek contribution from us of the settlement amounts. We previously paid a portion of the earlier settlements that the Governments value at $59 million and that we contend may be somewhat more.

Reserves for the Site.    Our reserve including ongoing monitoring obligations in OU1, our share of remediation of the downstream portions of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination is set forth below:

In thousands	2015	2014
Balance at January 1,	$16,223	$16,276
Payments	(9,118)	(53)
Accruals	10,000	–
Balance at December 31,	$17,105	$16,223

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2015 Work Plan. In addition, in the third quarter of 2015 we increased our reserve by $10.0 million to reflect our estimate of costs to be incurred related to the 2016 Work Plan. If we are unsuccessful in the allocation litigation or in the enforcement litigation described above, we may be required to record additional charges and such charges could be significant.

Of our total reserve for the Fox River, $12.5 million is recorded in the accompanying December 31, 2015 consolidated balance sheet under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

24.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the year ended December 31, 2015 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$541.5	$244.6	$875.0	$–	$1,661.1
Energy and related sales, net	–	–	5.7	–	5.7
Total revenue	541.5	244.6	880.7	–	1,666.7
Cost of products sold	434.4	215.7	804.5	9.2	1,463.8
Gross profit	107.1	28.9	76.2	(9.2)	203.0
SG&A	45.7	7.6	43.3	31.0	127.7
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(21.1)	(21.1)
Total operating income (loss)	61.4	21.3	32.9	(19.1)	96.4
Non-operating expense	–	–	–	(17.8)	(17.8)
Income (loss) before income taxes	$61.4	$21.3	$32.9	$(36.9)	$78.6
Supplementary Data
Plant, equipment and timberlands, net	$258.1	$153.5	$281.6	$5.7	$698.9
Depreciation, depletion and amortization	26.2	8.8	26.0	2.2	63.2
Capital expenditures	26.8	7.8	63.5	1.8	99.9

GLATFELTER 2015 FORM 10-K        59

For the year ended December 31, 2014 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$617.9	$281.7	$902.9	$–	$1,802.4
Energy and related sales, net	–	–	7.9	–	7.9
Total revenue	617.9	281.7	910.8	–	1,810.3
Cost of products sold	498.0	247.6	821.8	7.8	1,575.2
Gross profit	119.9	34.1	89.0	(7.8)	235.2
SG&A	51.6	8.8	50.4	22.4	133.2
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(4.9)	(4.9)
Total operating income (loss)	68.3	25.3	38.6	(25.3)	106.8
Non-operating expense	–	–	–	(19.4)	(19.4)
Income (loss) before income taxes	$68.3	$25.3	$38.6	$(44.7)	$87.4
Supplementary Data
Plant, equipment and timberlands, net	$277.8	$163.6	$250.1	$6.1	$697.6
Depreciation, depletion and amortization	29.7	9.1	29.9	1.9	70.6
Capital expenditures	23.9	7.6	32.1	2.4	66.0

For the year ended December 31, 2013 In millions	Composite Fibers	Advanced Airlaid Materials	Specialty Papers	Other and Unallocated	Total
Net sales	$566.4	$268.4	$887.9	$–	$1,722.6
Energy and related sales, net	–	–	3.2	–	3.2
Total revenue	566.4	268.4	891.0	–	1,725.8
Cost of products sold	456.5	238.0	799.3	13.3	1,507.1
Gross profit	109.8	30.4	91.7	(13.3)	218.7
SG&A	47.4	8.9	52.0	25.5	133.9
Gains on dispositions of plant, equipment and timberlands, net	–	–	–	(1.7)	(1.7)
Total operating income (loss)	62.4	21.5	39.7	(37.1)	86.5
Non-operating expense	–	–	–	(17.3)	(17.3)
Income (loss) before income taxes	$62.4	$21.5	$39.7	$(54.4)	$69.2
Supplementary Data
Plant, equipment and timberlands, net	$300.0	$175.1	$242.6	$5.6	$723.3
Depreciation, depletion and amortization	24.8	8.9	33.2	1.3	68.2
Capital expenditures	56.9	6.7	34.3	5.1	103.0

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

Management evaluates the performance of the business units based on results of operations of the business units before pension expense, certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of business unit results, management does not use any measures of total assets. The information set forth above is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage paper primarily used for single-serve coffee and tea products;

•	Wallcovering base materials used by the world’s largest wallpaper manufacturers;

•	Metallized products used in the labeling of bottles, self-adhesive labels, packaging liners, gift wrap, and other consumer product applications;

•	Composite Laminates paper used in production of decorative laminates, furniture, and flooring applications; and

•

Technical Specialties a diverse line of special paper products used in electrical energy storage, transport, and transmission including batteries and capacitors, wipes and other home and hygiene products, and other highly-engineered fiber-based applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2015	2014	2013
Food & beverage	$274,865	$296,304	$302,738
Wall covering	91,620	149,957	97,698
Metallized	68,397	80,839	83,949
Composite laminates	34,897	38,159	39,296
Technical specialties and other	71,689	52,592	42,679
Total	$541,468	$617,851	$566,360

The Advanced Airlaid Materials business unit is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials primarily used to manufacture consumer products for growing global end-user markets. These products include:

•	feminine hygiene;

•	specialty wipes;

•	adult incontinence;

•	home care;
•	table top; and

•	food pads.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2015	2014	2013
Feminine hygiene	$182,048	$216,836	$219,222
Wipes	22,950	16,002	15,186
Adult incontinence	10,720	17,586	5,046
Home care	13,345	15,401	14,857
Other	15,526	15,848	14,085
Total	$244,589	$281,673	$268,396

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & noncarbonless forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;

•	Engineered products for high speed ink jet printing, office specialty products, greeting cards, and other niche specialty applications;

•	Envelope and converting papers primarily utilized for transactional and direct mail envelopes; and

•	Book publishing papers for the production of high quality hardbound books and other book publishing needs.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2015	2014	2013
Carbonless & forms	$349,831	$376,959	$369,618
Engineered products	190,943	194,189	184,913
Envelope & converting	178,067	183,194	175,928
Book publishing	152,647	144,744	153,054
Other	3,538	3,805	4,346
Total	$875,026	$902,891	$887,859

No individual customer accounted for more than 10% of our consolidated net sales in 2015, 2014 or 2013. However, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in each of the past three years ended December 31, 2015.

GLATFELTER 2015 FORM 10-K        61

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2015		2014		2013
In thousands	Net sales	Plant, Equipment and Timberlands–Net	Net sales	Plant, Equipment and Timberlands–Net	Net sales	Plant, Equipment and Timberlands–Net
United States	$959,730	$287,447	$980,933	$256,251	$968,833	$248,306
Germany	444,009	232,340	529,003	257,311	483,859	287,880
United Kingdom	86,442	62,931	103,219	62,617	107,082	63,650
Canada	118,568	81,201	129,401	82,774	113,414	83,033
Other	52,335	34,945	59,859	38,655	49,427	40,471
Total	$1,661,084	$698,864	$1,802,415	$697,608	$1,722,615	$723,340

25.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes issued by P. H. Glatfelter Company (the “Parent”) are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc. (“CFNA”), Glatfelter Advance Materials N.A., Inc. (“GAMNA”), and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 and the First Supplemental Indenture dated as of October 27, 2015, among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes.

The following presents our condensed consolidating statements of income, including comprehensive income, and cash flows for the years ended December 31, 2015, 2014 and 2013 and our condensed consolidating balance sheets as of December 31, 2015 and 2014. The condensed consolidating financial statements set forth below include the addition of CFNA and GAMNA as guarantors during 2015 and all prior periods have been restated to retroactively effect this change.

Condensed Consolidating Statement of Income for the

year ended December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$875,026	$84,704	$779,380	$(78,026)	$1,661,084
Energy and related sales, net	5,664	–	–	–	5,664
Total revenues	880,690	84,704	779,380	(78,026)	1,666,748
Costs of products sold	811,329	80,455	650,025	(78,026)	1,463,783
Gross profit	69,361	4,249	129,355	–	202,965
Selling, general and administrative expenses	71,751	821	55,134	–	127,706
Gains on dispositions of plant, equipment and timberlands, net	(19,720)	(1,183)	(210)	–	(21,113)
Operating income	17,330	4,611	74,431	–	96,372
Other non-operating income (expense)
Interest expense	(18,147)	–	(36,859)	37,542	(17,464)
Interest income	673	37,127	26	(37,543)	283
Equity in earnings of subsidiaries	61,946	24,737	–	(86,683)	–
Other, net	(3,389)	(1,471)	4,245	–	(615)
Total other non-operating income (expense)	41,083	60,393	(32,588)	(86,684)	(17,796)
Income before income taxes	58,413	65,004	41,843	(86,684)	78,576
Income tax provision (benefit)	(6,162)	2,922	17,241	–	14,001
Net income	64,575	62,082	24,602	(86,684)	64,575
Other comprehensive income (loss)	(35,616)	(41,010)	29,680	11,330	(35,616)
Comprehensive income	$28,959	$21,072	$54,282	$(75,354)	$28,959

Condensed Consolidating Statement of Income for the

year ended December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$902,892	$78,077	$897,363	$(75,917)	$1,802,415
Energy and related sales, net	7,927	–	–	–	7,927
Total revenues	910,819	78,077	897,363	(75,917)	1,810,342
Costs of products sold	830,710	74,414	745,981	(75,917)	1,575,188
Gross profit	80,109	3,663	151,382	–	235,154
Selling, general and administrative expenses	67,086	1,765	64,384	–	133,235
Gains on dispositions of plant, equipment and timberlands, net	(3,545)	(1,316)	–	–	(4,861)
Operating income	16,568	3,214	86,998	–	106,780
Other non-operating income (expense)
Interest expense	(19,105)	–	(102,571)	102,755	(18,921)
Interest income	638	102,241	36	(102,756)	159
Equity in earnings of subsidiaries	67,590	(34,265)	–	(33,325)	–
Other, net	(1,366)	317	414	–	(635)
Total other non-operating income (expense)	47,757	68,293	(102,121)	(33,326)	(19,397)
Income (loss) before income taxes	64,325	71,507	(15,123)	(33,326)	87,383
Income tax provision (benefit)	(4,921)	3,916	19,142	–	18,137
Net income (loss)	69,246	67,591	(34,265)	(33,326)	69,246
Other comprehensive income (loss)	(79,513)	(40,704)	28,840	11,864	(79,513)
Comprehensive income (loss)	$(10,267)	$26,887	$(5,425)	$(21,462)	$(10,267)

Condensed Consolidating Statement of Income for the

year ended December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$887,859	$80,991	$830,625	$(76,860)	$1,722,615
Energy and related sales, net	3,153	–	–	–	3,153
Total revenues	891,012	80,991	830,625	(76,860)	1,725,768
Costs of products sold	812,173	76,640	695,163	(76,868)	1,507,108
Gross profit	78,839	4,351	135,462	8	218,660
Selling, general and administrative expenses	69,614	1,952	62,301	–	133,867
Gains on dispositions of plant, equipment and timberlands, net	(1,390)	(319)	(17)	–	(1,726)
Operating income	10,615	2,718	73,178	8	86,519
Other non-operating income (expense)
Interest expense	(18,891)	–	(8,064)	8,990	(17,965)
Interest income	627	8,662	12	(8,991)	310
Equity in earnings of subsidiaries	58,354	48,474	–	(106,828)	–
Other, net	(1,569)	104	1,802	–	337
Total other non-operating income (expense)	38,521	57,240	(6,250)	(106,829)	(17,318)
Income before income taxes	49,136	59,958	66,928	(106,821)	69,201
Income tax provision (benefit)	(18,022)	1,611	18,454	–	2,043
Net income	67,158	58,347	48,474	(106,821)	67,158
Other comprehensive income	88,609	6,883	4,223	(11,106)	88,609
Comprehensive income	$155,767	$65,230	$52,697	$(117,927)	$155,767

GLATFELTER 2015 FORM 10-K        63

Condensed Consolidating Balance Sheet as of December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,130	$465	$45,709	$–	$105,304
Other current assets	199,690	238,515	239,367	(230,509)	447,063
Plant, equipment and timberlands, net	286,334	1,114	411,416	–	698,864
Investments in subsidiaries	737,450	507,116	–	(1,244,566)	–
Other assets	109,511	–	142,882	–	252,393
Total assets	$1,392,115	$747,210	$839,374	$(1,475,075)	$1,503,624

Liabilities and Shareholders’ Equity
Current liabilities	$363,037	$9,725	$162,081	$(230,523)	$304,320
Long-term debt	250,000	–	106,504	–	356,504
Deferred income taxes	28,561	(79)	47,976	–	76,458
Other long-term liabilities	87,270	–	15,825	–	103,095
Total liabilities	728,868	9,646	332,386	(230,523)	840,377
Shareholders’ equity	663,247	737,564	506,988	(1,244,552)	663,247
Total liabilities and shareholders’ equity	$1,392,115	$747,210	$839,374	$(1,475,075)	$1,503,624

Condensed Consolidating Balance Sheet as of December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$42,208	$509	$57,120	$–	$99,837
Other current assets	216,940	439,910	254,911	(436,976)	474,785
Plant, equipment and timberlands, net	255,255	996	441,357	–	697,608
Investments in subsidiaries	826,084	401,540	–	(1,227,624)	–
Other assets	121,125	–	186,128	(17,979)	289,274
Total assets	$1,461,612	$842,955	$939,516	$(1,682,579)	$1,561,504

Liabilities and Shareholders’ Equity
Current liabilities	$403,662	$13,143	$307,184	$(444,258)	$279,731
Long-term debt	250,000	–	721,457	(572,579)	398,878
Deferred income taxes	46,483	(506)	70,328	(12,289)	104,016
Other long-term liabilities	112,358	24	11,608	5,780	129,770
Total liabilities	812,503	12,661	1,110,577	(1,023,346)	912,395
Shareholders’ equity	649,109	830,294	(171,061)	(659,233)	649,109
Total liabilities and shareholders’ equity	$1,461,612	$842,955	$939,516	$(1,682,579)	$1,561,504

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$34,391	$627	$98,725	$–	$133,743
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(65,265)	(109)	(34,515)	–	(99,889)
Proceeds from disposal plant, equipment and timberlands, net	22,741	1,213	505	–	24,459
Repayments from intercompany loans	–	57,855	–	(57,855)	–
Advances of intercompany loans	–	(49,230)	–	49,230	–
Intercompany capital (contributed) returned	10,100	(300)	–	(9,800)	–
Acquisitions, net of cash acquired	–	–	(224)	–	(224)
Other	(1,600)	–	–	–	(1,600)
Total investing activities	(34,024)	9,429	(34,234)	(18,425)	(77,254)
Financing activities
Net repayments of indebtedness	–	–	(24,650)	–	(24,650)
Payments of note offering costs	(1,329)	–	–	–	(1,329)
Payment of dividends to shareholders	(20,443)	–	–	–	(20,443)
Repayments of intercompany loans	(9,158)	–	(48,697)	57,855	–
Borrowings of intercompany loans	49,230	–	–	(49,230)	–
Intercompany capital (returned) received	–	(10,100)	300	9,800	–
Payments related to share-based compensation awards and other	(1,745)	–	151	–	(1,594)
Total financing activities	16,555	(10,100)	(72,896)	18,425	(48,016)
Effect of exchange rate on cash	–	–	(3,006)	–	(3,006)
Net increase (decrease) in cash	16,922	(44)	(11,411)	–	5,467
Cash at the beginning of period	42,208	509	57,120	–	99,837
Cash at the end of period	$59,130	$465	$45,709	$–	$105,304

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$36,240	$4,159	$59,178	$–	$99,577
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(34,518)	–	(31,528)	–	(66,046)
Proceeds from disposal plant, equipment and timberlands, net	3,707	1,355	10	–	5,072
Repayments from intercompany loans	–	20,840	–	(20,840)	–
Advances of intercompany loans	(12,671)	(26,340)	–	39,011	–
Acquisitions, net of cash acquired	–	–	(8,015)	–	(8,015)
Other	(600)	–	–	–	(600)
Total investing activities	(44,082)	(4,145)	(39,533)	18,171	(69,589)
Financing activities
Net repayments of indebtedness	–	–	(18,128)	–	(18,128)
Payment of dividends to shareholders	(18,696)	–	–	–	(18,696)
Repurchases of common stock	(12,180)	–	–	–	(12,180)
Repayments of intercompany loans	–	–	(20,840)	20,840	–
Borrowings of intercompany loans	26,340	–	12,671	(39,011)	–
Payments related to share-based compensation awards and other	(1,630)	–	(247)	–	(1,877)
Total financing activities	(6,166)	–	(26,544)	(18,171)	(50,881)
Effect of exchange rate on cash	–	–	(2,152)	–	(2,152)
Net increase (decrease) in cash	(14,008)	14	(9,051)	–	(23,045)
Cash at the beginning of period	56,216	495	66,171	–	122,882
Cash at the end of period	$42,208	$509	$57,120	$–	$99,837

GLATFELTER 2015 FORM 10-K        65

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2013

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$55,507	$4,977	$113,151	$–	$173,635
Investing activities
Expenditures for plant, equipment and timberlands	(39,496)	–	(63,551)	–	(103,047)
Proceeds from disposal plant, equipment and timberlands, net	1,435	333	179	–	1,947
Repayments from intercompany loans	–	18,223	–	(18,223)	–
Advances of intercompany loans	–	(27,216)	–	27,216	–
Intercompany capital contributed, net	–	(91)	–	91	–
Acquisitions, net of cash acquired	–	–	(210,911)	–	(210,911)
Other	(425)	–	–	–	(425)
Total investing activities	(38,486)	(8,751)	(274,283)	9,084	(312,436)
Financing activities
Net proceeds from indebtedness	–	–	182,230	–	182,230
Payments of note offering costs	(160)	–	(259)	–	(419)
Payment of dividends to shareholders	(16,965)	–	–	–	(16,965)
Repayments of intercompany loans	(1,100)	–	(17,123)	18,223	–
Borrowings of intercompany loans	15,310	–	11,906	(27,216)	–
Intercompany capital received	–	–	91	(91)	–
Payments related to share-based compensation awards and other	(1,671)	–	–	–	(1,671)
Total financing activities	(4,586)	–	176,845	(9,084)	163,175
Effect of exchange rate on cash	–	–	829	–	829
Net increase (decrease) in cash	12,435	(3,774)	16,542	–	25,203
Cash at the beginning of period	43,781	4,269	49,629	–	97,679
Cash at the end of period	$56,216	$495	$66,171	$–	$122,882

26.	QUARTERLY RESULTS (UNAUDITED)

In thousands, except per share	Net sales		Gross Profit		Net Income		Diluted earnings per share
	2015	2014	2015	2014	2015	2014	2015	2014
First	$417,469	$455,721	$52,108	$55,040	$13,925	$14,648	$0.32	$0.33
Second	410,803	445,341	32,833	41,437	2,848	4,669	0.06	0.11
Third	419,960	465,092	59,908	80,513	13,504	30,372	0.31	0.69
Fourth	412,852	436,261	58,116	58,164	34,298	19,557	0.78	0.45

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2015, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors    The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2016. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, two of the four members are “audit committee financial experts” as this term is set forth in the applicable regulations of the SEC.

Executive Officers of the Registrant    The information with respect to the executive officers required under this Item incorporated herein by reference to “Executive Officers” as set forth in Part I, page 13 of this report.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2016.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2016.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2016.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 31, 2016.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

GLATFELTER 2015 FORM 10-K        67

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013
		ii.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
		iii.	Consolidated Balance Sheets as of December 31, 2015 and 2014
		iv.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
		v.	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013
		vi.	Notes to Consolidated Financial Statements
	2.		Financial Statement Schedules (Consolidated) are included in Part IV:
		i.	Schedule II -Valuation and Qualifying Accounts – For each of the three years ended December 31, 2015

(b)	Exhibit Index

Exhibit Number	Description of Documents	Incorporated by Reference to
		Exhibit	Filing
2.1	Share Purchase Agreement, dated March 13, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. (as purchaser), P H. Glatfelter Company (as purchaser guarantor), Fortress Security Papers AG (as vendor) and Fortress Paper Ltd. (as vendor guarantor) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).	2.1	Form 10-Q filed May 9, 2013
3.1	Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR).	3(b)	Form 10-K filed March 13, 2008
3.2	Amended and Restated By-Laws of P.H. Glatfelter Company, as amended, dated December 10, 2015.	3.1	Form 8-K filed February 19, 2016
4.1	Indenture, dated as of October 3, 2012, by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee, relating to 5.375% Senior Notes due 2020.	4.1	Form 8-K filed October 3, 2012
4.2	First Supplemental Indenture dated as of October 27, 2015 by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and US Bank National Association, as Trustee, filed herewith.
10.1	Second Amended and Restated Credit Agreement, dated as of March 12, 2015, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as co-syndication agents, and Cobank, ACB, Bank of America, N.A. and Manufacturers and Traders Trust Company, as co-documentation agents.	10.1	Form 8-K filed March 16, 2015
10.2	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf	10.1	Form 10-Q filed May 9, 2013
10.3	Guaranty, dated April 17, 2013, executed by P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.4	P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan, as amended and restated effective February 26, 2015**	10.4	Form 10-K filed February 27, 2015
10.5	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2015**	10.1	Form 8-K filed May 8, 2015
10.6	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between the registrant and certain employees**	10.1	Form 10-Q filed May 2, 2014
10.7	P. H. Glatfelter Company Supplemental Executive Retirement Plan (amended and restated effective January 1, 2010)**	10(c)	Form 10-K filed March 8, 2013
10.8	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008)**	10(d)	Form 10-K filed March 8, 2013
10.9	Form of Top Management Restricted Stock Unit Award Certificate**	10.2	Form 8-K filed May 5, 2009
10.10	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	Form 8-K filed April 29, 2005
10.11	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014)**	10.3	Form 10-Q filed May 2, 2014

Exhibit Number		Description of Documents	Incorporated by Reference to
			Exhibit	Filing
10.12		Form of Performance Share Award Certificate (form effective February 26, 2014)**	10.2	Form 10-Q filed May 2, 2014
10.13		Form of Restricted Stock Unit Award Certificate, form effective as of December 13, 2013**	10.(l)	Form 10-K filed March 3, 2014
10.14		Restricted Stock Unit Award Certificate, dated as of December 13, 2013, for Dante C. Parrini**	10.1	Form 8-K filed December 17, 2013
10.15		Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed July 6, 2010
10.16		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, form effective as of December 8, 2008 **	10(j)	Form 10-K filed March 13, 2009
10.16	(A)	Schedule of Change in Control Employment Agreements**	10(l) A	Form 10-K filed March 8, 2013
10.17		Form of Change in Control Employment Agreement by and between P.H. Glatfelter Company and certain employees, form effective as of August 5, 2013**	10(q)	Form 10-K filed March 3, 2014
10.17	(A)	Schedule of Change in Control Employment Agreements**	10.19(A)	Form 10-K filed February 27, 2015
10.18		Summary of Non-Employee Director Compensation (effective January 1, 2005)**	10.1	Form 8-K filed December 20, 2004
10.19		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007**	10(k)	Form 10-K filed March 8, 2013
10.20		Service Agreement, commencing on August 1, 2006, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	Form 10-K filed March 16, 2007
10.21		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	Form 10-K filed March 13, 2008
10.22		Guidelines for Executive Severance**	10.2	Form 8-K filed July 6, 2010
10.23

Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin

			10(i)	Form 10-K filed March 28, 1997
10.24

Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site between the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

			10.3(a)	Form 10-Q filed August 6, 2010
10.24	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	Form 10-Q filed August 6, 2010
10.24	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P.H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	Form 10-Q filed August 6, 2010
10.24	(C)

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.) (certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

			10.3(d)	Form 10-Q filed August 6, 2010
10.25		Administrative Order for Remedial Action dated November 13, 2007, issued by the United States Environmental Protection Agency	10.2	Form 8-K filed November 19, 2007
14		Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	Form 10-K filed March 15, 2004
21		Subsidiaries of the Registrant, filed herewith
23		Consent of Independent Registered Public Accounting Firm, filed herewith
31.1		Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2		Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1		Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

GLATFELTER 2015 FORM 10-K        69

Exhibit Number	Description of Documents	Incorporated by Reference to
		Exhibit	Filing
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
February 26, 2016
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 26, 2016	/s/ Dante C. Parrini Dante C. Parrini Chairman and Chief Executive Officer	Principal Executive Officer and Director

February 26, 2016	/s/ John P. Jacunski John P. Jacunski Executive Vice President and Chief Financial Officer	Principal Financial Officer

February 26, 2016	/s/ David C. Elder David C. Elder Vice President, Finance	Chief Accounting Officer

February 26, 2016	/s/ Bruce Brown Bruce Brown	Director

February 26, 2016	/s/ Kathleen A. Dahlberg Kathleen A. Dahlberg	Director

February26, 2016	/s/ Nicholas DeBenedictis Nicholas DeBenedictis	Director

February 26, 2016	/s/ Kevin M. Fogarty Kevin M. Fogarty	Director

February 26, 2016	/s/ J. Robert Hall J. Robert Hall	Director

February 26, 2016	/s/ Richard C. Ill Richard C. Ill	Director

February 26, 2016	/s/ Ronald J. Naples Ronald J. Naples	Director

February 26, 2016	/s/ Lee C. Stewart Lee C. Stewart	Director

GLATFELTER 2015 FORM 10-K        71

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, Dante C. Parrini, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2015 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: February 26, 2016	By:	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 (a) OF THE SARBANES-OXLEY ACT OF 2002

I, John P. Jacunski, certify that:

1.	I have reviewed this Annual Report on Form 10-K for the year ended December 31, 2015 of P. H. Glatfelter Company (“Glatfelter”);

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	Glatfelter’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Glatfelter and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Glatfelter, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in Glatfelter’s internal control over financial reporting.

Date: February 26, 2016	By:	/s/ John P. Jacunski
John P. Jacunski
Executive Vice President and Chief Financial Officer

GLATFELTER 2015 FORM 10-K        73

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2015

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2015	2014	2013	2015	2014	2013
Balance, beginning of year	$2,703	$2,725	$2,858	$1,809	$1,810	$2,302
Provision	7	1,061	945	3,856	4,356	5,526
Write-offs, recoveries and discounts allowed	(275)	(946)	(1,119)	(3,649)	(4,719)	(6,148)
Other (a)	(196)	(137)	41	(423)	362	130
Balance, end of year	$2,239	$2,703	$2,725	$1,593	$1,809	$1,810

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.