Form 10-Q
period 2016-03-31
GLATFELTER P H CO
filed 2016-05-03
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

or

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

Common Stock outstanding on April 30, 2016 totaled 43,504,777 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2016

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2016	2015
Net sales	$402,218	$417,469
Energy and related sales, net	666	2,068

Total revenues	402,884	419,537
Costs of products sold	345,041	367,429

Gross profit	57,843	52,108
Selling, general and administrative expenses	31,858	31,272
Losses (gains) on dispositions of plant, equipment and timberlands, net	24	(2,654)

Operating income	25,961	23,490
Non-operating income (expense)
Interest expense	(4,116)	(4,508)
Interest income	91	65
Other, net	(700)	(187)

Total non-operating expense	(4,725)	(4,630)

Income before income taxes	21,236	18,860
Income tax provision	5,068	4,935

Net income	$16,168	$13,925

Earnings per share
Basic	$0.37	$0.32
Diluted	0.37	0.32
Cash dividends declared per common share	$0.125	$0.12
Weighted average shares outstanding
Basic	43,521	43,252
Diluted	43,871	43,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2016	2015
Net income	$16,168	$13,925
Foreign currency translation adjustments	13,419	(41,337)
Net change in:
Deferred gains on cash flow hedges, net of taxes of $57 and $(1,063), respectively	66	2,766
Unrecognized retirement obligations, net of taxes of $(1,367) and $(2,011), respectively	2,257	3,286

Other comprehensive income (loss)	15,742	(35,285)

Comprehensive income (loss)	$31,910	$(21,360)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2016	2015
Assets
Cash and cash equivalents	$70,262	$105,304
Accounts receivable, net	167,456	167,199
Inventories	255,503	247,214
Prepaid expenses and other current assets	35,435	32,650

Total current assets	528,656	552,367
Plant, equipment and timberlands, net	735,923	698,864
Goodwill	79,141	76,056
Intangible assets	64,448	63,057
Other assets	113,272	110,072

Total assets	$1,521,440	$1,500,416

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$7,704	$7,366
Accounts payable	158,255	172,735
Dividends payable	5,440	5,231
Environmental liabilities	11,890	12,544
Other current liabilities	106,054	106,444

Total current liabilities	289,343	304,320
Long-term debt	356,395	353,296
Deferred income taxes	81,640	76,458
Other long-term liabilities	103,891	103,095

Total liabilities	831,269	837,169
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	54,087	54,912
Retained earnings	973,873	963,143
Accumulated other comprehensive loss	(174,744)	(190,486)

	853,760	828,113
Less cost of common stock in treasury	(163,589)	(164,866)

Total shareholders’ equity	690,171	663,247

Total liabilities and shareholders’ equity	$1,521,440	$1,500,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2016	2015
Operating activities
Net income	$16,168	$13,925
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	16,646	15,975
Amortization of debt issue costs	290	315
Pension expense, net of unfunded benefits paid	767	2,463
Deferred income tax benefit	2,436	1,086
Losses (gains) on dispositions of plant, equipment and timberlands, net	24	(2,654)
Share-based compensation	1,217	1,747
Change in operating assets and liabilities
Accounts receivable	2,376	(13,968)
Inventories	(5,888)	(4,732)
Prepaid and other current assets	(1,980)	(2,269)
Accounts payable	(15,759)	(8,067)
Accruals and other current liabilities	(4,897)	(3,492)
Other	41	1,826

Net cash provided by operating activities	11,441	2,155
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(43,294)	(21,749)
Proceeds from disposals of plant, equipment and timberlands, net	33	2,726
Other	(300)	(1,600)

Net cash used by investing activities	(43,561)	(20,623)
Financing activities
Payments of borrowing costs	(51)	(1,008)
Repayment of term loans	(1,926)	—
Payments of dividends	(5,231)	(4,774)
Proceeds from government grants	3,861	—
Payments related to share-based compensation awards and other	(751)	(1,408)

Net cash used by financing activities	(4,098)	(7,190)
Effect of exchange rate changes on cash	1,176	(2,609)

Net decrease in cash and cash equivalents	(35,042)	(28,267)
Cash and cash equivalents at the beginning of period	105,304	99,837

Cash and cash equivalents at the end of period	$70,262	$71,570

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$474	$818
Income taxes, net	5,188	5,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

3.31.16 Form 10-Q

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment

Accounting designed to simplify certain aspects of accounting for share-based awards. The new ASU requires entities to recognize as a component of income tax expense all excess tax benefits or deficiencies arising from the difference between compensation cost recognized and the intrinsic value at the time an option is exercised or, in the case of restricted stock and similar awards, the fair value upon vesting of an award. Previously such differences were recognized in additional paid in capital as part of an “APIC pool.” In addition, the ASU also requires entities to exclude excess tax benefits and tax deficiencies from the calculation of common share equivalents for purposes of calculating earnings per share. The new standard is required to be adopted either prospectively or retrospectively in the first quarter of 2017 and early adoption is permitted. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require organizations such as us that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are in the process of assessing the impact this standard will have on us and expect to follow a modified retrospective method provided for under the standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted retrospectively for fiscal years beginning after December 15, 2017 and early adoption is permitted only for reporting periods beginning after December 31, 2016. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position.

GLATFELTER

3.31.16 Form 10-Q

3.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended March 31
In thousands, except per share	2016	2015
Net income	$16,168	$13,925

Weighted average common shares outstanding used in basic EPS	43,521	43,252
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	350	697

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,871	43,949

Earnings per share
Basic	$0.37	$0.32
Diluted	0.37	0.32

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2016	2015
Three months ended	1,694	690

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2016 and 2015.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	13,419	252	—	—	13,671
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(186)	2,315	(58)	2,071

Net current period other comprehensive income (loss)	13,419	66	2,315	(58)	15,742

Balance at March 31, 2016	$(59,622)	$(159)	$(118,399)	$3,436	$(174,744)

Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(41,337)	3,394	—	—	(37,943)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(628)	3,266	20	2,658

Net current period other comprehensive income (loss)	(41,337)	2,766	3,266	20	(35,285)

Balance at March 31, 2015	$(75,561)	$5,122	$(116,994)	$(2,722)	$(190,155)

GLATFELTER

3.31.16 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended March 31
In thousands	2016	2015
Description			Line Item in Statements of Income
Cash flow hedges (Note 12)
Gains on cash flow hedges	$(298)	$(873)	Costs of products sold
Tax expense	112	245	Income tax provision

Net of tax	(186)	(628)
Retirement plan obligations (Note 7)
Amortization of deferred benefit pension plan items
Prior service costs	503	567	Costs of products sold
	171	193	Selling, general and administrative
Actuarial losses	2,281	3,366	Costs of products sold
	773	1,140	Selling, general and administrative

	3,728	5,266
Tax benefit	(1,413)	(2,000)	Income tax provision

Net of tax	2,315	3,266
Amortization of deferred benefit other plan items
Prior service costs	(37)	(57)	Costs of products sold
	(8)	(13)	Selling, general and administrative
Actuarial losses	(42)	82	Costs of products sold
	(9)	18	Selling, general and administrative

	(96)	30
Tax provision (benefit)	38	(10)	Income tax provision

Net of tax	(58)	20

Total reclassifications, net of tax	$2,071	$2,658

5.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of March 31, 2016 and December 31, 2015, we had $12.7 million and $12.2 million, respectively, of gross unrecognized tax benefits. As of March 31, 2016, if such benefits were to be recognized, approximately $11.2 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 - 2015	N/A
State	2011 - 2015	2011 - 2014
Canada (1)	2010 - 2015	N/A
Germany (1)	2012 - 2015	2007 - 2011
France	2013 - 2015	2011 - 2012
United Kingdom	2014 - 2015	N/A
Philippines	2012, 2015	2013, 2014

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of

GLATFELTER

3.31.16 Form 10-Q

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Three months ended March 31
In millions	2016	2015
Interest expense	$0.1	$0.1
Penalties	—	—

	March 31	December 31
	2016	2015
Accrued interest payable	$0.7	$0.6
6.	STOCK-BASED COMPENSATION

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The RSUs vest on the passage of time, generally on a graded scale over a three, four, and five-year period, or in certain instances the RSUs were issued with five year cliff vesting. PSAs are issued annually to members of management and each respective grant cliff vests each December 31 of the third year following the grant, assuming the achievement of predetermined, cumulative financial performance targets covering two or three year periods. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during periods indicated:

Units	2016	2015
Balance at January 1,	674,523	888,942
Granted	220,105	119,882
Cancelled/forfeited	(116,640)	(67,179)
Shares delivered	(126,914)	(178,467)

Balance at March 31,	651,074	763,178

The amount granted in 2016 and 2015 includes PSAs of 191,548 and 100,801 respectively, exclusive of reinvested dividends.

GLATFELTER

3.31.16 Form 10-Q

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	March 31
In thousands	2016	2015
Three months ended	$467	$367

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2016		2015
	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
SOSARS
Outstanding at January 1,	2,199,742	$17.82	1,864,707	$16.20
Granted	724,914	17.47	406,142	24.94
Exercised	—	—	(58,343)	13.52
Canceled / forfeited	(24,712)	26.90	—	—

Outstanding at March 31,	2,899,944	$17.65	2,212,506	$17.88
SOSAR Grants
Weighted average grant date fair value per share	$4.04		$7.54
Aggregate grant date fair value (in thousands)	$2,919		$3,063
Black-Scholes assumptions
Dividend yield	2.87%		1.92%
Risk free rate of return	1.34%		1.64%
Volatility	32.01%		36.48%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2016	2015
Three months ended	$732	$589
7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended March 31
In thousands	2016	2015
Pension Benefits
Service cost	$2,730	$3,136
Interest cost	6,087	5,950
Expected return on plan assets	(11,386)	(11,543)
Amortization of prior service cost	674	760
Amortization of unrecognized loss	3,054	4,506

Net periodic benefit cost	$1,159	$2,809

Other Benefits
Service cost	$323	$413
Interest cost	540	563
Amortization of prior service cost	(45)	(70)
Amortization of unrecognized (gain)/loss	(51)	100

Net periodic benefit cost	$767	$1,006

8.	INVENTORIES

Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2016	2015
Raw materials	$64,134	$60,098
In-process and finished	118,134	115,874
Supplies	73,235	71,242

Total	$255,503	$247,214

GLATFELTER

3.31.16 Form 10-Q

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$61,482	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,166	10,109
2.05% Term Loan, due Mar. 2023	42,539	42,130
1.55% Term Loan, due Sep. 2025	2,969	2,839

Total long-term debt	367,156	363,870
Less current portion	(7,704)	(7,366)
Unamortized deferred issuance costs	(3,057)	(3,208)

Long-term debt, net of current portion	$356,395	$353,296

The amount set forth for Long-term debt, net of current portion as of December 31, 2015, has been restated to retroactively adopt ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs to be presented as a direct deduction from the carrying value of the related debt instrument rather than as a deferred asset except for costs associated with a revolving line of credit. We adopted this standard in the first quarter of 2016 retroactive to December 31, 2015.

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that,

among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of March 31, 2016, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.8x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes, which are now publically registered, are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc., Glatfelter Advanced Materials N.A., LLC., and Glatfelter Holdings, LLC (the “Guarantors”). Interest on the 5.375% Notes is payable semiannually in arrears on April 15 and October 15.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of March 31, 2016, we met all of the requirements of our debt covenants.

GLATFELTER

3.31.16 Form 10-Q

Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”) as summarized below:

Amounts in thousands	Original Principal	Interest Rate	Maturity
Borrowing date
Apr. 11, 2013	€42,700	2.05%	Mar. 2023
Sep. 4, 2014	10,000	2.40%	Jun. 2022
Oct. 10, 2015	2,608	1.55%	Sep. 2025

Each of the borrowings require quarterly repayments of principal and interest and provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, are calculated by reference to our Revolving Credit Agreement.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

Letters of credit issued to us by certain financial institutions totaled $5.1 million and $5.3 million as of March 31, 2016 and December 31, 2015, respectively. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons is expected to be completed in 2016 and has primarily been accomplished by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the condensed consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period.

Following is a summary of activity recorded during the first three months of 2016 and 2015:

In thousands	2016	2015
Balance at January 1,	$419	$4,114
Accretion	—	29
Payments	—	(419)
Gain	—	(107)

Balance at March 31,	$419	$3,617

The amount set forth above as of March 31, 2016, is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2016		December 31, 2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$61,482	$61,482	$58,792	$58,792
Fixed-rate bonds	250,000	248,438	250,000	250,938
2.40% Term loan	10,166	9,911	10,109	10,535
2.05% Term loan	42,539	40,483	42,130	42,886
1.55% Term loan	2,969	2,496	2,839	2,524

Total	$367,156	$362,810	$363,870	$365,675

As of March 31, 2016, and December 31, 2015, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 12.

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

GLATFELTER

3.31.16 Form 10-Q

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred over a maximum of twenty-eight months. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date.

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases, certain production costs or capital expenditures with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying condensed consolidated balance sheets. With respect to hedges of forecasted raw material purchases or production costs, the amount deferred is subsequently reclassified into costs of products sold in the period that inventory produced using the hedged transaction affects earnings. For hedged capital expenditures, deferred gains or losses are reclassified and included in the historical cost of the capital asset and subsequently affect earnings as depreciation is recognized. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying condensed consolidated statements of income as non-operating income (expense) under the caption “Other, net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31 2016	December 31 2015
Derivative
Sell/Buy - sell notional
Euro / British Pound	11,370	10,527
Sell/Buy - buy notional
Euro / Philippine Peso	849,340	758,634
British Pound / Philippine Peso	592,719	542,063
Euro / U.S. Dollar	45,323	51,433
U.S. Dollar / Canadian Dollar	35,056	34,649
U.S. Dollar / Euro	23,580	—

These contracts have maturities of twenty-eight months or less.

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31 2016	December 31 2015
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	7,000	10,000
British Pound / Euro	3,500	3,500
Sell/Buy - buy notional
Euro / U.S. Dollar	7,500	12,500
British Pound / Euro	10,500	13,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2016	December 31 2015	March 31 2016	December 31 2015
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,160	$955	$1,416	$1,545
Not designated as hedging:
Forward foreign currency exchange contracts	$92	$68	$—	$49

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

GLATFELTER

3.31.16 Form 10-Q

the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2016	2015
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$298	$873
Ineffective portion – other – net	(403)	350
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$589	$720

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2016	2015
Balance at January 1,	$(178)	$3,282
Deferred gains on cash flow hedges	307	4,703
Reclassified to earnings	(298)	(873)

Balance at March 31,	$(169)	$7,112

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded as a component of the capital asset or realized in results of operations within the next twelve to twenty-eight months and the amount ultimately recognized will vary depending on actual market rates.

Credit risk related to derivative activity arises in the event the counterparty fails to meet its obligations to us. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

13.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Fox River - Neenah, Wisconsin

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

GLATFELTER

3.31.16 Form 10-Q

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The remedial actions from 2007 through 2014 were funded primarily by NCR and its indemnitors, including Appvion, Inc. In 2015, we placed certain covering and capping in OU4b as a response to the Government’s demands at a cost of $9.7 million. Georgia Pacific and NCR funded work in 2015 pursuant to a proposed consent decree that the United States did not move to enter until April 12, 2016; the court has not yet ruled on that motion. Work is scheduled to continue in OU2-5 through 2018, with monitoring and maintenance to follow.

As more fully discussed below, significant uncertainties exist pertaining to the ultimate allocation of OU2-5 remediation costs as well as the shorter term funding of the remedial actions for OU2-5.

Cost estimates. Estimates of the Site remediation change over time as we, or others, gain additional data and experience at the Site. In addition, disagreement exists over the likely costs for some of this work. On October 14, 2014, the Governments represented to the United States District Court in Green Bay that $1.1 billion provided an “upper end estimate of total past and future response costs” including a $100 million “uncertainty premium for future response costs.” Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion. Much of that amount has already been incurred, including approximately $100 million for OU1 and what we believe to be approximately $575 million for OU2-5 prior to the 2016 remediation season.

In 2016, the Governments again seek approximately $100 million of work to be completed in OU2-5. The exact work and a more precise estimate of its cost depend on certain unresolved technical issues. We have begun an effort to place the final layer on certain caps. We do not yet know whether we will undertake additional work in 2016 however, we expect to spend less than $10 million.

As the result of a partial settlement, Georgia-Pacific has no obligation to pay for work upstream of a line near Georgia-Pacific’s Green Bay West Mill located in OU4. We believe substantially all in-water work upstream of this line had been completed as of the end of the 2014 dredging season.

Allocation Litigation. In January 2008, NCR and Appvion brought an action in the federal district court in Green Bay to allocate among all parties responsible for this Site all of the costs incurred by the Governments, all of the costs incurred by the parties, and all of the NRDs owed to the Natural Resource Trustees. We have previously referred to this case as the “Whiting Litigation.” After several summary judgment rulings and a trial, the trial court entered judgment in the Whiting Litigation allocating to NCR 100% of the costs of (a) the OU2-5 cleanup, (b) NRDs, (c) past and future costs incurred by the Governments in OU2-5, and (d) past and future costs incurred by any of the other parties net of an appropriate equitable adjustment for insurance recoveries. As to Glatfelter, NCR was judged liable to us for $4.28 million and any future costs or damages we may incur. NCR was held not responsible for costs incurred in OU1.

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

GLATFELTER

3.31.16 Form 10-Q

Appvion and NCR have had a cost-sharing agreement since at least 1998. The court of appeals held if Appvion incurred any recoverable costs because the Governments had named Appvion as a potentially responsible party, then Appvion may have a right to recover those costs under CERCLA. We and Appvion disagree over the proper treatment of amounts that Appvion incurred while a PRP that were also subject to a cost-sharing agreement with NCR; we contend Appvion may not recover costs it was contractually obligated to incur, that it has no other costs, and if it did, we would have a right to contribution of any recovery against NCR and others. However, Appvion takes a contrary position and claims approximately $200 million.

The district court has established a schedule for the Whiting Litigation under which it would hold a trial beginning in March 2017 on remaining issues.

Enforcement Litigation. In October 2010, the United States and the State of Wisconsin brought an action (“Government Action”) in the federal district court in Green Bay against us and 13 other defendants seeking (a) to recover all of the United States’ and the State’s unreimbursed past costs, (b) to obtain a declaration of joint and several liability for all of their future costs, (c) to recover NRDs, and (d) to obtain a declaration of liability of all of the respondents on the UAO to perform the remedy in OU2-5 as required by the UAO and a mandatory permanent injunction to the same effect. The last of these claims was tried in 2012, and in May 2013, the district court enjoined us, NCR, WTM I, and Menasha Corp. to perform the work under the UAO. As the result of partial settlements, U.S. Paper Mills Corp. and Georgia-Pacific Consumer Products L.P. agreed to joint and several liability for some of the work. Appvion was held not liable for this Site under CERCLA.

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

On remand, the district court issued an opinion on October 19, 2015, holding that NCR had not shown a reasonable basis for apportionment of its liability for the site. On January 25, 2016, the court denied NCR’s request to certify that decision for immediate appeal.

As described below, the United States has withdrawn its natural resources damages claim against us. The Governments’ remaining claims principally consist of claims for unreimbursed costs. We do not know the full extent of those claimed costs. The remaining issues in the Government Action are set for trial to commence three days after conclusion of the 2017 trial in the Whiting Litigation.

Interim Funding of Ongoing Work. As described above, the court of appeals vacated the allocation judgment in the Whiting Litigation on September 25, 2014, but neither court has since replaced that allocation with any other. The 2007 UAO requires the PRPs to submit annual remediation work plans. For 2015, the EPA approved the 2015 Work Plan for $100 million of remediation activities. NCR, GP, and we were not able to reach agreement on a division of the costs of that work on an interim basis, subject to reallocation in the Whiting Litigation. NCR and GP entered into a proposed consent decree with the United States under which they agreed to fund certain work estimated to cost approximately $67 million in 2015, and they would not be responsible for completing the remainder of the work in 2015, estimated to cost approximately $33 million. However, NCR and GP did not complete all of the work assigned to them under the consent decree. The United States did not move to enter that consent decree until April 12, 2016, and the court has not yet ruled on that motion. Through the issuance of the 2015 Work Plan the EPA assigned to us those remaining tasks. Under the proposed consent decree, all parties would remain jointly and severally liable for work in the 2015 Work Plan not completed in 2015, except for a small amount of work upstream of the area for which GP is responsible. We contracted for remediation work in OU4 at a total cost of $9.7 million, an amount of work less than the amount assigned to us in the 2015 Work Plan. We anticipate that the amount of work performed by us in 2015 satisfied our share of the obligation if NCR and GP perform the work assigned to them in the 2015 Work Plan. The United States disagrees. We cannot predict the outcome of these disagreements or any possible resulting litigation.

The 2016 Work Plan similarly calls for completion of work that is estimated to cost in the range of $100 million. However, unlike the 2015 Work Plan, it does not allocate the work among NCR, GP, and us. The parties have again not come to agreement on an interim allocation among them of responsibility for completing the work called for by the 2016 Work Plan. NCR and GP have begun certain

GLATFELTER

3.31.16 Form 10-Q

work.

Because we may not be able to obtain an agreement with the other parties or a ruling in litigation defining our obligation to contribute to work in 2016 prior to the time that work would have to be implemented, it is conceivable that we may have to choose an amount of work that we believe satisfies any obligation we may have to complete work in 2016, which selection we will have to defend after the fact. We expect to spend less than $10 million in connection with the 2016 Work Plan. In addition it is conceivable we may be in the same position with respect to work in OU2-5 beyond the 2016 season. Although we are unable to determine with any degree of certainty the amount we may be required to complete or to fund, those amounts could be significant. Any amounts we pay or any other party pays in the interim may be subject to reallocation when the Whiting Litigation is resolved.

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

Reserves for the Site. Our reserve including ongoing monitoring obligations in OU1, our share of remediation of the downstream portions of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination is set forth below:

	Three months ended March 31
In thousands	2016	2015
Balance at January 1,	$17,105	$16,223
Payments	(658)	(16)
Accruals	—	—

Balance at March 31,	$16,447	$16,207

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2015 Work Plan. Our reserve as of March 31, 2016 includes our estimate of costs to be incurred for remediation work, pending clarity from the Whiting litigation. If we are unsuccessful in the allocation litigation or in the enforcement litigation described above, we may be required to record additional charges and such charges could be significant.

Of our total reserve for the Fox River, $11.9 million is recorded in the accompanying March 31, 2016 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

GLATFELTER

3.31.16 Form 10-Q

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

GLATFELTER

3.31.16 Form 10-Q

14.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended March 31 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$123.5	$135.3	$60.8	$62.3	$217.9	$219.9	$—	$—	$402.2	$417.5
Energy and related sales, net	—	—	—	—	0.7	2.1	—	—	0.7	2.1

Total revenue	123.5	135.3	60.8	62.3	218.6	222.0	—	—	402.9	419.5
Cost of products sold	101.2	109.0	52.2	55.1	191.1	200.4	0.5	2.9	345.0	367.4

Gross profit (loss)	22.3	26.3	8.6	7.2	27.5	21.6	(0.5)	(2.9)	57.8	52.1
SG&A	11.1	11.6	2.0	1.9	12.5	12.1	6.3	5.6	31.9	31.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(2.7)	—	(2.7)

Total operating income (loss)	11.2	14.7	6.6	5.3	15.0	9.5	(6.8)	(5.8)	26.0	23.5
Non-operating expense	—	—	—	—	—	—	(4.7)	(4.6)	(4.7)	(4.6)

Income (loss) before income taxes	$11.2	$14.7	$6.6	$5.3	$15.0	$9.5	$(11.5)	$(10.4)	$21.2	$18.9

Supplementary Data
Net tons sold (thousands)	36.9	38.0	24.5	24.1	205.8	198.7	—	—	267.2	260.7
Depreciation, depletion and amortization	$7.1	$6.7	$2.3	$2.2	$6.7	$6.6	$0.5	$0.5	$16.6	$16.0
Capital expenditures	6.3	5.9	14.7	1.3	22.0	13.2	0.3	1.3	43.3	21.7

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

GLATFELTER

3.31.16 Form 10-Q

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following presents our condensed consolidating statements of income, including comprehensive income and cash flows for the three months ended March 31, 2016 and 2015 and our condensed consolidating balance sheets as of March 31, 2016 and December 31, 2015. The condensed consolidating financial statements set forth below include the addition of CFNA and GAMNA as guarantors during 2015 and all prior periods have been restated to retroactively reflect this change.

Condensed Consolidating Statement of Income for the Three months ended March 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$217,888	$18,646	$184,466	$(18,782)	$402,218
Energy and related sales, net	666	—	—	—	666

Total revenues	218,554	18,646	184,466	(18,782)	402,884
Costs of products sold	191,959	18,050	153,814	(18,782)	345,041

Gross profit	26,595	596	30,652	—	57,843
Selling, general and administrative expenses	18,445	(185)	13,598	—	31,858
Loss on dispositions of plant, equipment and timberlands, net	2	—	22	—	24

Operating income	8,148	781	17,032	—	25,961
Other non-operating income (expense)
Interest expense	(4,415)	—	(787)	1,086	(4,116)
Interest income	181	992	4	(1,086)	91
Equity in earnings of subsidiaries	12,872	11,754	—	(24,626)	—
Other, net	(542)	20	(178)	—	(700)

Total other non-operating income (expense)	8,096	12,766	(961)	(24,626)	(4,725)

Income before income taxes	16,244	13,547	16,071	(24,626)	21,236
Income tax provision	76	675	4,317	—	5,068

Net income	16,168	12,872	11,754	(24,626)	16,168
Other comprehensive income	15,742	13,553	13,117	(26,670)	15,742

Comprehensive income	$31,910	$26,425	$24,871	$(51,296)	$31,910

GLATFELTER

3.31.16 Form 10-Q

Condensed Consolidating Statement of Income for the Three months ended March 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$219,876	$20,150	$198,098	$(20,655)	$417,469
Energy and related sales, net	2,068	—	—	—	2,068

Total revenues	221,944	20,150	198,098	(20,655)	419,537
Costs of products sold	203,682	19,334	165,068	(20,655)	367,429

Gross profit	18,262	816	33,030	—	52,108
Selling, general and administrative expenses	17,182	497	13,593	—	31,272
Gains on dispositions of plant, equipment and timberlands, net	(1,471)	(1,183)	—	—	(2,654)

Operating income	2,551	1,502	19,437	—	23,490
Other non-operating income (expense)
Interest expense	(4,817)	—	(6,394)	6,703	(4,508)
Interest income	163	6,599	5	(6,702)	65
Equity in earnings of subsidiaries	17,084	10,194	—	(27,278)	—
Other, net	(715)	(130)	659	(1)	(187)

Total other non-operating income (expense)	11,715	16,663	(5,730)	(27,278)	(4,630)

Income before income taxes	14,266	18,165	13,707	(27,278)	18,860
Income tax provision	341	1,081	3,513	—	4,935

Net income	13,925	17,084	10,194	(27,278)	13,925
Other comprehensive income (loss)	(35,285)	(38,550)	38,848	(298)	(35,285)

Comprehensive income (loss)	$(21,360)	$(21,466)	$49,042	$(27,576)	$(21,360)

GLATFELTER

3.31.16 Form 10-Q

Condensed Consolidating Balance Sheet as of March 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$29,155	$5,995	$35,112	$—	$70,262
Other current assets	199,170	247,480	257,534	(245,790)	458,394
Plant, equipment and timberlands, net	305,347	14,782	415,794	—	735,923
Investments in subsidiaries	780,955	532,528	—	(1,313,483)	—
Other assets	109,815	—	147,046	—	256,861

Total assets	$1,424,442	$800,785	$855,486	$(1,559,273)	$1,521,440

Liabilities and Shareholders’ Equity
Current liabilities	$369,019	$19,391	$146,722	$(245,789)	$289,343
Long-term debt	247,228	—	109,167	—	356,395
Deferred income taxes	31,118	125	50,397	—	81,640
Other long-term liabilities	86,905	314	16,672	—	103,891

Total liabilities	734,270	19,830	322,958	(245,789)	831,269
Shareholders’ equity	690,172	780,955	532,528	(1,313,484)	690,171

Total liabilities and shareholders’ equity	$1,424,442	$800,785	$855,486	$(1,559,273)	$1,521,440

Condensed Consolidating Balance Sheet as of December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,130	$465	$45,709	$—	$105,304
Other current assets	199,690	238,515	239,367	(230,509)	447,063
Plant, equipment and timberlands, net	286,334	1,114	411,416	—	698,864
Investments in subsidiaries	737,450	507,116	—	(1,244,566)	—
Other assets	106,586	—	142,599	—	249,185

Total assets	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416

Liabilities and Shareholders’ Equity
Current liabilities	$363,037	$9,725	$162,081	$(230,523)	$304,320
Long-term debt	247,075	—	106,221	—	353,296
Deferred income taxes	28,561	(79)	47,976	—	76,458
Other long-term liabilities	87,270	—	15,825	—	103,095

Total liabilities	725,943	9,646	332,103	(230,523)	837,169
Shareholders’ equity	663,247	737,564	506,988	(1,244,552)	663,247

Total liabilities and shareholders’ equity	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416

GLATFELTER

3.31.16 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the Three months ended March 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by Operating activities	$10,563	$(74)	$952	$—	$11,441
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(22,297)	(13,686)	(7,311)	—	(43,294)
Proceeds from disposal plant, equipment and timberlands, net	21	—	12	—	33
Repayments from intercompany loans	—	4,000	—	(4,000)	—
Advances of intercompany loans	—	(3,210)	—	3,210	—
Intercompany capital contributed	(17,000)	(500)	—	17,500	—
Other	(300)	—	—	—	(300)

Total investing activities	(39,576)	(13,396)	(7,299)	16,710	(43,561)
Financing activities
Net repayments of indebtedness	—	—	(1,926)	—	(1,926)
Payments of borrowing costs	(51)	—	—	—	(51)
Payment of dividends to shareholders	(5,231)	—	—	—	(5,231)
Repayments of intercompany loans	—	—	(4,000)	4,000	—
Borrowings of intercompany loans	3,210	—	—	(3,210)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Proceeds from government grants	1,861	2,000	—	—	3,861
Payments related to share-based compensation awards and other	(751)	—	—	—	(751)

Total financing activities	(962)	19,000	(5,426)	(16,710)	(4,098)
Effect of exchange rate on cash	—	—	1,176	—	1,176

Net increase (decrease) in cash	(29,975)	5,530	(10,597)	—	(35,042)
Cash at the beginning of period	59,130	465	45,709	—	105,304

Cash at the end of period	$29,155	$5,995	$35,112	$—	$70,262

GLATFELTER

3.31.16 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the Three months ended March 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by Operating activities	$(975)	$(3)	$3,133	$—	$2,155
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(14,513)	—	(7,236)	—	(21,749)
Proceeds from disposal plant, equipment and timberlands, net	1,513	1,213	—	—	2,726
Repayments from intercompany loans	—	31,556	—	(31,556)	—
Advances of intercompany loans	—	(30,690)	—	30,690	—
Other	(1,600)	—	—	—	(1,600)

Total investing activities	(14,600)	2,079	(7,236)	(866)	(20,623)
Financing activities
Payments of borrowing costs	(1,008)	—	—	—	(1,008)
Payment of dividends to shareholders	(4,774)	—	—	—	(4,774)
Repayments of intercompany loans	—	—	(31,556)	31,556	—
Borrowings of intercompany loans	30,690	—	—	(30,690)	—
Payments related to share-based compensation awards and other	(1,408)	—	—	—	(1,408)

Total financing activities	23,500	—	(31,556)	866	(7,190)
Effect of exchange rate on cash	—	—	(2,609)	—	(2,609)

Net increase (decrease) in cash	7,925	2,076	(38,268)	—	(28,267)
Cash at the beginning of period	42,208	509	57,120	—	99,837

Cash at the end of period	$50,133	$2,585	$18,852	$—	$71,570

GLATFELTER

3.31.16 Form 10-Q

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Annual Report on Form 10-K.

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

GLATFELTER

3.31.16 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2016 versus the three months ended March 31, 2015

Overview For the first three months of 2016 net income was $16.2 million, or $0.37 per diluted share compared with $13.9 million, or $0.32 per diluted share in the first quarter of 2015. Adjusted earnings, a non-GAAP measure, were $16.3 million, or $0.37 per diluted share for the first quarter of 2016, a 23 percent increase compared with $13.4 million, or $0.30 per diluted share, for the same period a year ago. Our Advanced Airlaid Materials and Specialty Papers businesses reported operating income increases of 25% and 58%, respectively, compared with the first quarter of 2015, with improved operations and increased shipping volumes. The strong performance of these two businesses was partially offset by lower operating income in the Composite Fibers business, which was impacted by softer demand during the quarter for food and beverage products after a strong 2015.

The following table sets forth summarized results of operations:

	Three months ended March 31
In thousands, except per share	2016	2015
Net sales	$402,218	$417,469
Gross profit	57,843	52,108
Operating income	25,961	23,490
Net income	16,168	13,925
Earnings per diluted share	0.37	0.32

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

Specialty Papers’ environmental compliance projects. These adjustments reflect non-capitalized costs incurred by the business unit directly related to the compliance with the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT).

Airlaid capacity expansion costs. These adjustments reflect non-capitalized costs incurred directly related to the start-up of a new production facility for AMBU.

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

Adjusted earnings per diluted share is calculated by dividing adjusted net income by diluted weighted-average shares outstanding. Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. These non-GAAP measures may differ from other companies. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets for the reconciliation of net income to adjusted earnings for the three months ended March 31, 2016 and 2015:

In thousands, except per share	After-tax amounts	Diluted EPS
2016
Net income	$16,168	$0.37
Workforce efficiency charges	68	—
Specialty Papers’ environmental compliance projects	23	—
Airlaid capacity expansion costs	34	—

Adjusted earnings (non-GAAP)	$16,293	$0.37

2015
Net income	$13,925	$0.32
Timberland sales and related costs	(1,617)	(0.04)
Workforce efficiency charges	953	0.02
Acquisition and integration related costs	113	—

Adjusted earnings (non-GAAP)	$13,374	$0.30

GLATFELTER

3.31.16 Form 10-Q

Business Unit Performance

Three months ended March 31 Dollars in millions	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$123.5	$135.3	$60.8	$62.3	$217.9	$219.9	$—	$—	$402.2	$417.5
Energy and related sales, net	—	—	—	—	0.7	2.1	—	—	0.7	2.1

Total revenue	123.5	135.3	60.8	62.3	218.6	222.0	—	—	402.9	419.5
Cost of products sold	101.2	109.0	52.2	55.1	191.1	200.4	0.5	2.9	345.0	367.4

Gross profit (loss)	22.3	26.3	8.6	7.2	27.5	21.6	(0.5)	(2.9)	57.8	52.1
SG&A	11.1	11.6	2.0	1.9	12.5	12.1	6.3	5.6	31.9	31.3
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(2.7)	—	(2.7)

Total operating income (loss)	11.2	14.7	6.6	5.3	15.0	9.5	(6.8)	(5.8)	26.0	23.5
Non-operating expense	—	—	—	—	—	—	(4.7)	(4.6)	(4.7)	(4.6)

Income (loss) before income taxes	$11.2	$14.7	$6.6	$5.3	$15.0	$9.5	$(11.5)	$(10.4)	$21.2	$18.9

Supplementary Data
Net tons sold (thousands)	36.9	38.0	24.5	24.1	205.8	198.7	—	—	267.2	260.7
Depreciation, depletion and amortization	$7.1	$6.7	$2.3	$2.2	$6.7	$6.6	$0.5	$0.5	$16.6	$16.0
Capital expenditures	6.3	5.9	14.7	1.3	22.0	13.2	0.3	1.3	43.3	21.7

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

GLATFELTER

3.31.16 Form 10-Q

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2016	2015	Change
Net sales	$402,218	$417,469	$(15,251)
Energy and related sales, net	666	2,068	(1,402)

Total revenues	402,884	419,537	(16,653)
Costs of products sold	345,041	367,429	(22,388)

Gross profit	$57,843	$52,108	$5,735

Gross profit as a percent of Net sales	14.4%	12.5%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2016	2015
Business Unit
Composite Fibers	30.7%	32.4%
Advanced Airlaid Material	15.1	14.9
Specialty Papers	54.2	52.7

Total	100.0%	100.0%

Net sales totaled $402.2 million and $417.5 million in the first quarters of 2016 and 2015, respectively. Currency translation adjustments unfavorably impacted the year-over-year comparison by $5.2 million.

Composite Fibers’ net sales declined $11.8 million, or 8.7%, due to $3.0 million of lower selling prices, $4.5 million of unfavorable currency translation and lower shipping volumes.

Composite Fibers’ first-quarter 2016 operating income decreased $3.5 million to $11.2 million compared to the year-ago period. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales decreased $1.5 million in the year-over-year comparison as $3.8 million of lower selling prices from the pass through of lower raw material costs more than offset higher shipping volumes. Shipping volumes increased 2.0% primarily due to higher shipments of adult incontinence and wipes products.

Advanced Airlaid Materials’ operating income totaled $6.6 million, an increase of $1.3 million, or 24.5% compared to the same quarter a year ago and the operating margin widened 240 basis points. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $2.0 million, or 0.9% due to a $4.2 million impact from lower selling prices partially offset by a 3.6% increase in shipping volumes. The business unit again outperformed the broader uncoated free sheet market, which increased 1.7%.

Operating income totaled $15.0 million, an increase of $5.5 million, or 57.9% in the year-over-year comparison. The primary drivers are summarized in the following chart:

GLATFELTER

3.31.16 Form 10-Q

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first three months of 2016 and 2015:

	Three months ended March 31
In thousands	2016	2015	Change
Energy sales	$982	$2,165	$(1,183)
Costs to produce	(1,109)	(1,045)	(64)

Net	(127)	1,120	(1,247)
Renewable energy credits	793	948	(155)

Total	$666	$2,068	$(1,402)

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $6.8 million in the first three months of 2016 compared with $5.8 million in the first three months of 2015. Excluding gains from sales of timberlands in the comparison, unallocated net operating expenses decreased $1.7 million primarily due to lower pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended March 31
In thousands	2016	2015	Change
Recorded as:
Costs of products sold	$437	$2,028	$(1,591)
SG&A expense	722	781	(59)

Total	$1,159	$2,809	$(1,650)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2016 is expected to be approximately $4.6 million compared with $9.1 million in 2015. The decrease reflects the higher discount rates partially offset by a lower assumed long term rate of return on plan assets.

Income taxes For the first quarter of 2016, we recorded a provision for income taxes of $5.1 million on pretax income of $21.2 million. The comparable amounts in the first quarter of

2015 were $4.9 million and $18.9 million, respectively. The effective rate in 2015 includes the impact of a $2.7 million gain on the sale of timberlands.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €120 million. For the three months ended March 31, 2016, the average currency exchange rate declined slightly to 1.102 U.S. dollars to 1.00 euro compared with 1.127 to 1.00 for the first quarter of 2015. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2016.

In thousands	Three months ended March 31, 2016
Favorable (unfavorable)
Net sales	$(5,228)
Costs of products sold	4,565
SG&A expenses	397
Income taxes and other	46

Net income	$(220)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2016 were the same as 2015. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

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

GLATFELTER

3.31.16 Form 10-Q

	March 31
In thousands	2016	2015
Cash and cash equivalents at beginning of period	$105,304	$99,837
Cash provided (used) by
Operating activities	11,441	2,155
Investing activities	(43,561)	(20,623)
Financing activities	(4,098)	(7,190)
Effect of exchange rate changes on cash	1,176	(2,609)

Net cash used	(35,042)	(28,267)

Cash and cash equivalents at end of period	$70,262	$71,570

At March 31, 2016, we had $70.3 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested; however, as of March 31, 2016, the majority of our cash and cash equivalents is either held by domestic entities or is available for use domestically. In addition to our cash and cash equivalents, $251.8 million is available under our revolving credit agreement, which matures in March 2020.

Cash provided by operating activities totaled $11.4 million in the first quarter of 2016 compared with $2.2 million in the same quarter a year ago. The increase in cash from operations primarily reflects a decrease in cash used for working capital.

Net cash used by investing activities increased by $22.9 million in the year-over-year comparison primarily due to capital expenditures for Specialty Papers’ environmental compliance and Advanced Airlaid Materials’ capacity expansion projects which totaled $28.1 million. Capital expenditures are expected to total between $150 million and $170 million for 2016, including approximately $40 million to $45 million for each of the AMBU capacity expansion and SPBU environmental compliance projects.

Net cash used by financing activities totaled $4.1 million in the first quarter of 2016 compared with $7.2 million in the same quarter of 2015.

The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$61,482	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	10,166	10,109
2.05% Term Loan, due Mar. 2023	42,539	42,130
1.55% Term Loan, due Sep. 2025	2,969	2,839

Total long-term debt	367,156	363,870
Less current portion	(7,704)	(7,366)
Unamortized deferred issuance costs	(3,057)	(3,208)

Long-term debt, net of current portion	$356,395	$353,296

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of March 31, 2016, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.8x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of March 31, 2016, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 9.

Cash used for financing activities declined $3.1 million in the year-over-year comparison primarily due to proceeds from certain government grants received in connection with Specialty Papers’ environmental compliance projects and Advanced Airlaid Materials’ capacity expansion project. Financing activities includes cash used for common stock dividends which increased in the comparison reflecting a 4% increase in our quarterly cash dividend. In the first three months of 2016, we used $5.2 million of cash for dividends on our common stock compared with $4.8 million in the same period of 2015. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

GLATFELTER

3.31.16 Form 10-Q

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We will incur material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We have begun converting or replacing five coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. The total cost of these projects is estimated at $85 million to $90 million of which $47.0 million has been incurred through the end of the first quarter of 2016. The balance of the related spending will be substantially completed in 2016.

As more fully discussed in Item 1 - Financial Statements – Note 13 – Commitments, Contingencies and Legal Proceedings (“Note 13”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for contributions to the clean-up activity. During 2015 and through the end of the first quarter of 2016, we used $9.8 million for remediation activities and have committed to another $4.5 million in 2016. It is conceivable we may need to fund amounts in excess of this to fund a portion of the on-going costs in 2016 or beyond. Although we are unable to determine with any degree of certainty the amount we may be required to fund for interim remediation work, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Note 13 for a summary of significant environmental matters.

During 2016, we expect our use of cash for capital expenditures, strategic investments and environmental compliance projects will exceed cash generated from operations. We expect to meet all of our near and long-

term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 13, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of March 31, 2016 and December 31, 2015, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes are expected to be approximately 10% higher in the second quarter than the first quarter of 2016. Selling prices and raw material and energy prices are expected to be in-line with the first quarter.

Advanced Airlaid Materials’ shipping volumes, selling prices and average raw material prices in the second quarter of 2016 are expected to be in-line with the first quarter.

For Specialty Papers, we expect shipping volumes in the second quarter of 2016 to decline by approximately 5% compared with the first quarter. Overall selling prices are expected to increase slightly compared with the first quarter of 2016 as the recently announced price increases begin to be realized. Input costs are expected to be in-line with the first quarter. We also plan to complete the annual maintenance outages at our U.S. facilities in the second quarter of 2016. The outages are expected to adversely impact operating profit by approximately $25 million to $27 million, pre-tax, compared with $33.4 million in the second quarter of 2015.

Corporate costs in the second quarter of 2016 are expected to be approximately $2 million higher than the first quarter of 2016.

GLATFELTER

3.31.16 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2016
						Carrying
Dollars in thousands	2017	2018	2019	2020	2021	Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$248,438
At fixed interest rates – Term Loans	56,081	48,377	40,488	32,414	24,338	55,674	52,890
At variable interest rates	61,482	61,482	61,482	61,482	61,482	61,482	61,482

						$367,156	$362,810

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.09%	2.09%	2.08%	2.08%	2.07%
On variable rate debt	1.25%	1.25%	1.25%	1.25%	1.25%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2016. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2016, we had $367.2 million of long-term debt, of which 16.7% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At March 31, 2016, the interest rate paid was approximately 1.25%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls During the first quarter of 2016, we implemented enhancements to our demand-to-fulfillment systems for our Composite Fibers business unit that resulted in changes to processes and controls related to customer invoicing and inventory movements from production to shipment to customers. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

3.31.16 Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Schedule of Change in Control Employee Agreements, filed herewith

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of John P. Jacunski, Executive Vice President, Chief Financial Officer and President, Specialty Papers of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

32.2	Certification of John P. Jacunski, Executive Vice President, Chief Financial Officer and President, Specialty Papers of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY
(Registrant)

May 3, 2016

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

3.31.16 Form 10-Q

EXHIBIT INDEX

Exhibit Number	Description

10.1	Schedule of Change in Control Employee Agreements, filed herewith.

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Executive Officer, filed herewith.

31.2	Certification of John P. Jacunski, Executive Vice President, Chief Financial Officer and President, Specialty Papers of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer, filed herewith.

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer, filed herewith.

32.2	Certification of John P. Jacunski, Executive Vice President, Chief Financial Officer and President, Specialty Papers Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 – Chief Financial Officer, filed herewith.

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

GLATFELTER

3.31.16 Form 10-Q