Form 10-Q
period 2016-06-30
GLATFELTER P H CO
filed 2016-08-02
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

or

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

Common Stock outstanding on July 29, 2016 totaled 43,547,739 shares.

P. H. GLATFELTER COMPANY AND

SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June  30, 2016

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2016	2015	2016	2015
Net sales	$406,413	$410,803	$808,631	$828,272
Energy and related sales, net	2,001	715	2,667	2,783

Total revenues	408,414	411,518	811,298	831,055
Costs of products sold	365,691	378,685	710,732	746,114

Gross profit	42,723	32,833	100,566	84,941
Selling, general and administrative expenses	37,191	29,137	69,049	60,409
(Gains) losses on dispositions of plant, equipment and timberlands, net	2	(111)	26	(2,765)

Operating income	5,530	3,807	31,491	27,297
Non-operating income (expense)
Interest expense	(3,953)	(4,352)	(8,069)	(8,860)
Interest income	61	77	152	142
Other, net	317	215	(383)	28

Total non-operating expense	(3,575)	(4,060)	(8,300)	(8,690)

Income (loss) before income taxes	1,955	(253)	23,191	18,607
Income tax (benefit) provision	(10)	(3,101)	5,058	1,834

Net income	$1,965	$2,848	$18,133	$16,773

Earnings per share
Basic	$0.05	$0.07	$0.42	$0.39
Diluted	0.04	0.06	0.41	0.38
Cash dividends declared per common share	$0.125	$0.12	$0.25	$0.24
Weighted average shares outstanding
Basic	43,558	43,377	43,539	43,315
Diluted	44,062	44,032	43,963	43,992

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2016	2015	2016	2015
Net income	$1,965	$2,848	$18,133	$16,773
Foreign currency translation adjustments	(14,864)	16,704	(1,445)	(24,633)
Net change in:
Deferred gains on cash flow hedges, net of taxes of $(258), $956, $(201) and $(107), respectively	944	(2,501)	1,010	265
Unrecognized retirement obligations, net of taxes of $(1,442), $(1,769), $(2,809) and $(3,779), respectively	2,381	2,884	4,638	6,170

Other comprehensive income (loss)	(11,539)	17,087	4,203	(18,198)

Comprehensive income (loss)	$(9,574)	$19,935	$22,336	$(1,425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2016	2015
Assets
Cash and cash equivalents	$58,532	$105,304
Accounts receivable, net	175,336	167,199
Inventories	257,623	247,214
Prepaid expenses and other current assets	33,094	32,650

Total current assets	524,585	552,367
Plant, equipment and timberlands, net	748,036	698,864
Goodwill	77,044	76,056
Intangible assets	61,625	63,057
Other assets	113,894	110,072

Total assets	$1,525,184	$1,500,416

Liabilities and Shareholders’ Equity
Current portion of long-term debt	$9,098	$7,366
Accounts payable	169,869	172,735
Dividends payable	5,455	5,231
Environmental liabilities	11,361	12,544
Other current liabilities	115,610	106,444

Total current liabilities	311,393	304,320
Long-term debt	358,366	353,296
Deferred income taxes	75,155	76,458
Other long-term liabilities	104,047	103,095

Total liabilities	848,961	837,169
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	54,530	54,912
Retained earnings	970,374	963,143
Accumulated other comprehensive loss	(186,283)	(190,486)

	839,165	828,113
Less cost of common stock in treasury	(162,942)	(164,866)

Total shareholders’ equity	676,223	663,247

Total liabilities and shareholders’ equity	$1,525,184	$1,500,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2016	2015
Operating activities
Net income	$18,133	$16,773
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	33,411	31,602
Amortization of debt issue costs	574	599
Pension expense, net of unfunded benefits paid	1,964	3,699
Deferred income tax (benefit) provision	(2,672)	2,501
Losses (gains) on dispositions of plant, equipment and timberlands, net	26	(2,765)
Share-based compensation	2,803	3,663
Change in operating assets and liabilities
Accounts receivable	(8,471)	(20,783)
Inventories	(12,295)	(8,609)
Prepaid and other current assets	(163)	(1,678)
Accounts payable	(3,027)	(989)
Accruals and other current liabilities	5,252	2,735
Other	1,105	(1,235)

Net cash provided by operating activities	36,640	25,513
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(80,391)	(44,575)
Proceeds from disposals of plant, equipment and timberlands, net	53	3,051
Other	(300)	(1,600)

Net cash used by investing activities	(80,638)	(43,124)
Financing activities
Net repayments of revolving credit facility	(11,403)	—
Payments of borrowing costs	(136)	(1,329)
Proceeds from term loans	19,428	—
Repayment of term loans	(3,803)	(1,492)
Payments of dividends	(10,679)	(9,992)
Proceeds from government grants	4,443	—
Payments related to share-based compensation awards and other	(976)	(2,000)

Net cash used by financing activities	(3,126)	(14,813)
Effect of exchange rate changes on cash	352	(1,651)

Net decrease in cash and cash equivalents	(46,772)	(34,075)
Cash and cash equivalents at the beginning of period	105,304	99,837

Cash and cash equivalents at the end of period	$58,532	$65,762

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$7,509	$8,281
Income taxes, net	8,486	10,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

6.30.16 Form 10-Q

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

Recently Issued Accounting Pronouncements In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment

Accounting designed to simplify certain aspects of accounting for share-based awards. The new ASU requires entities to recognize as a component of income tax expense all excess tax benefits or deficiencies arising from the difference between compensation costs recognized and the intrinsic value at the time an option is exercised or, in the case of restricted stock and similar awards, the fair value upon vesting of an award. Previously such differences were recognized in additional paid in capital as part of an “APIC pool.” In addition, the ASU also requires entities to exclude excess tax benefits and tax deficiencies from the calculation of common share equivalents for purposes of calculating earnings per share. The new standard is required to be adopted, either prospectively or retrospectively, in the first quarter of 2017 and early adoption is permitted. We do not believe the adoption of this standard will have a material impact on our reported results of operations or financial position.

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. Under the new guidance, an allowance is recognized based on an estimate of expected credit losses. This standard is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective

GLATFELTER

6.30.16 Form 10-Q

transition approach. We are currently assessing the impact this standard may have on our results of operations and financial position.

3.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended June 30
In thousands, except per share	2016	2015
Net income	$1,965	$2,848

Weighted average common shares outstanding used in basic EPS	43,558	43,377
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	504	655

Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,062	44,032

Earnings per share
Basic	$0.05	$0.07
Diluted	0.04	0.06

	Six months ended June 30
In thousands, except per share	2016	2015
Net income	$18,133	$16,773

Weighted average common shares outstanding used in basic EPS	43,539	43,315
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	424	677

Weighted average common shares outstanding and common share equivalents used in diluted EPS	43,963	43,992

Earnings per share
Basic	$0.42	$0.39
Diluted	0.41	0.38

The following table sets forth potential common shares outstanding for stock options and restricted stock units that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	June 30
In thousands	2016	2015
Three months ended	1,368	687
Six months ended	1,451	687

GLATFELTER

6.30.16 Form 10-Q

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2016 and 2015.

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at April 1, 2016	$(59,622)	$(159)	$(118,399)	$3,436	$(174,744)
Other comprehensive income before reclassifications (net of tax)	(14,864)	837	—	—	(14,027)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	107	2,613	(232)	2,488

Net current period other comprehensive income (loss)	(14,864)	944	2,613	(232)	(11,539)

Balance at June 30, 2016	$(74,486)	$785	$(115,786)	$3,204	$(186,283)

Balance at April 1, 2015	$(75,561)	$5,122	$(116,994)	$(2,722)	$(190,155)
Other comprehensive income before reclassifications (net of tax)	16,704	(1,220)	—	—	15,484
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,281)	2,918	(34)	1,603

Net current period other comprehensive income (loss)	16,704	(2,501)	2,918	(34)	17,087

Balance at June 30, 2015	$(58,857)	$2,621	$(114,076)	$(2,756)	$(173,068)

in thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	(1,445)	1,089	—	—	(356)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(79)	4,928	(290)	4,559

Net current period other comprehensive income (loss)	(1,445)	$1,010	4,928	(290)	4,203

Balance at June 30, 2016	$(74,486)	$785	$(115,786)	$3,204	$(186,283)

Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(24,633)	2,174	—	—	(22,459)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,909)	6,184	(14)	4,261

Net current period other comprehensive income (loss)	(24,633)	265	6,184	(14)	(18,198)

Balance at June 30, 2015	$(58,857)	$2,621	$(114,076)	$(2,756)	$(173,068)

GLATFELTER

6.30.16 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2016	2015	2016	2015
Description					Line Item in Statements of Income
Cash flow hedges (Note 12)
(Gains) losses on cash flow hedges	$215	$(1,750)	$(83)	$(2,623)	Costs of products sold
Tax expense (benefit)	(108)	469	4	714	Income tax provision

Net of tax	107	(1,281)	(79)	(1,909)
Retirement plan obligations (Note 7)
Amortization of deferred benefit pension plan items
Prior service costs	509	574	1,013	1,142	Costs of products sold
	166	187	336	379	Selling, general and administrative
Actuarial losses	2,618	2,924	4,900	6,288	Costs of products sold
	915	1,023	1,687	2,165	Selling, general and administrative

	4,208	4,708	7,936	9,974
Tax benefit	(1,595)	(1,790)	(3,008)	(3,790)	Income tax provision

Net of tax	2,613	2,918	4,928	6,184
Amortization of deferred benefit other plan items
Prior service costs	(38)	(57)	(75)	(115)	Costs of products sold
	(8)	(13)	(16)	(25)	Selling, general and administrative
Actuarial losses	(269)	12	(311)	94	Costs of products sold
	(58)	3	(67)	21	Selling, general and administrative

	(373)	(55)	(469)	(25)
Tax expense	141	21	179	11	Income tax provision

Net of tax	(232)	(34)	(290)	(14)

Total reclassifications, net of tax	$2,488	$1,603	$4,559	$4,261

5.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of June 30, 2016 and December 31, 2015, we had $13.2 million and $12.2 million of gross unrecognized tax benefits. As of June 30, 2016, if such benefits were to be recognized, approximately $10.6 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 - 2015	N/A
State	2011 - 2015	2011 - 2014
Canada (1)	2010 - 2015	N/A
Germany (1)	2012 - 2015	2007 - 2011
France	2013 - 2015	2011 - 2012
United Kingdom	2014 - 2015	N/A
Philippines	2015	2013, 2014

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these

GLATFELTER

6.30.16 Form 10-Q

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Six months ended June 30
In millions	2016	2015
Interest expense	$0.2	$—
Penalties	—	—

	June 30	December 31
	2016	2015
Accrued interest payable	$0.8	$0.6
6.	STOCK-BASED COMPENSATION

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

The following table summarizes RSU and PSA activity during periods indicated:

Units	2016	2015
Balance at January 1,	674,523	888,942
Granted	295,654	152,531
Forfeited	(143,209)	(77,652)
Shares delivered	(149,475)	(283,627)

Balance at June 30,	677,493	680,194

The amount granted in 2016 and 2015 includes PSAs of 199,693 and 100,801, respectively, exclusive of reinvested dividends.

GLATFELTER

6.30.16 Form 10-Q

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
In thousands	2016	2015
Three months ended	$935	$453
Six months ended	1,402	820

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2016		2015
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,199,742	$17.82	1,864,707	$16.20
Granted	743,925	17.54	406,142	24.94
Exercised	(53,190)	9.91	(58,343)	13.52
Canceled / forfeited	(108,945)	21.81	(3,349)	26.53

Outstanding at June 30,	2,781,532	$17.74	2,209,157	$17.87

SOSAR Grants
Weighted average grant date fair value per share	$4.07		$7.54
Aggregate grant date fair value (in thousands)	$3,013		$3,063
Black-Scholes assumptions
Dividend yield	2.85%		1.92%
Risk free rate of return	1.34%		1.64%
Volatility	31.97%		36.48%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2016	2015
Three months ended	$669	$680
Six months ended	1,401	1,268
7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended June 30
In thousands	2016	2015
Pension Benefits
Service cost	$2,510	$2,561
Interest cost	6,153	5,788
Expected return on plan assets	(11,275)	(11,454)
Amortization of prior service cost	675	761
Amortization of unrecognized loss	3,533	3,947

Net periodic benefit cost	$1,596	$1,603

Other Benefits
Service cost	$250	$303
Interest cost	456	436
Amortization of prior service cost	(46)	(70)
Amortization of unrecognized (gain)/loss	(327)	15

Net periodic benefit cost	$333	$684

	Six months ended June 30
In thousands	2016	2015
Pension Benefits
Service cost	$5,240	$5,696
Interest cost	12,240	11,738
Expected return on plan assets	(22,661)	(22,997)
Amortization of prior service cost	1,349	1,521
Amortization of unrecognized loss	6,587	8,453

Net periodic benefit cost	$2,755	$4,411

Other Benefits
Service cost	$573	$716
Interest cost	996	999
Amortization of prior service cost	(91)	(140)
Amortization of unrecognized (gain)/loss	(378)	115

Net periodic benefit cost	$1,100	$1,690

GLATFELTER

6.30.16 Form 10-Q

8.	INVENTORIES

Inventories, net of reserves, were as follows:

	June 30	December 31
In thousands	2016	2015
Raw materials	$62,881	$60,098
In-process and finished	122,322	115,874
Supplies	72,420	71,242

Total	$257,623	$247,214

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$48,851	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	9,516	10,109
2.05% Term Loan, due Mar. 2023	40,000	42,130
1.30% Term Loan, due Jun. 2023	11,102	—
1.55% Term Loan, due Sep. 2025	10,884	2,839

Total long-term debt	370,353	363,870
Less current portion	(9,098)	(7,366)
Unamortized deferred issuance costs	(2,889)	(3,208)

Long-term debt, net of current portion	$358,366	$353,296

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of June 30, 2016, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.9x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

GLATFELTER

6.30.16 Form 10-Q

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of June 30, 2016, we met all of the requirements of our debt covenants.

Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”) as summarized below:

Amounts in thousands	Original Principal	Interest Rate	Maturity
Borrowing date
Apr. 11, 2013	€42,700	2.05%	Mar. 2023
Sep. 4, 2014	10,000	2.40%	Jun. 2022
Oct. 10, 2015	2,608	1.55%	Sep. 2025
May 4, 2016	7,195	1.55%	Sep. 2025
Apr. 26, 2016	10,000	1.30%	Jun. 2023

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

Letters of credit issued to us by certain financial institutions totaled $5.1 million and $5.3 million as of June 30, 2016 and December 31, 2015, respectively. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	ASSET RETIREMENT OBLIGATION

During 2008, we recorded $11.5 million, net present value, of asset retirement obligations related to the legal requirement to close several lagoons at the Spring Grove, PA facility. Historically, lagoons were used to dispose of residual waste material. Closure of the lagoons has been substantially completed primarily by filling the lagoons, installing a non-permeable liner which will be covered with soil to construct the required cap over the lagoons. The retirement obligation was accrued with a corresponding increase in the carrying value of the property, equipment and timberlands caption on the condensed consolidated balance sheet. The amount capitalized is being amortized as a charge to operations on the straight-line basis in relation to the expected closure period.

Following is a summary of activity recorded during the first six months of 2016 and 2015:

In thousands	2016	2015
Balance at January 1,	$419	$4,114
Accretion	—	59
Payments	(16)	(1,905)
Downward revision	—	(1,000)
Gain	(2)	(286)

Balance at June 30,	$401	$982

The amount set forth above as of June 30, 2016, is recorded in other current liabilities in the accompanying condensed consolidated balance sheet.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2016		December 31, 2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$48,851	$48,851	$58,792	$58,792
Fixed-rate bonds	250,000	255,625	250,000	250,938
2.40% Term loan	9,516	9,406	10,109	10,535
2.05% Term loan	40,000	38,724	42,130	42,886
1.30% Term Loan	11,102	10,403	—	—
1.55% Term loan	10,884	9,554	2,839	2,524

Total	$370,353	$372,563	$363,870	$365,675

As of June 30, 2016, and December 31, 2015, we had $250.0 million of 5.375% fixed rate bonds. These bonds

- 13 - GLATFELTER 6.30.16 Form 10-Q

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2016, the maturity of currency forward contracts ranged from one month to 25 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30 2016	December 31 2015
Derivative
Sell/Buy - sell notional
Euro / British Pound	9,237	10,527
Sell/Buy - buy notional
Euro / Philippine Peso	670,402	758,634
British Pound / Philippine Peso	486,437	542,063
Euro / U.S. Dollar	48,574	51,433
U.S. Dollar / Canadian Dollar	33,839	34,649
U.S. Dollar / Euro	20,202	—

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

6.30.16 Form 10-Q

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30 2016	December 31 2015
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	10,500	10,000
British Pound / Euro	2,500	3,500
Sell/Buy - buy notional
Euro / U.S. Dollar	3,500	12,500
British Pound / Euro	19,000	13,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30 2016	December 31 2015	June 30 2016	December 31 2015
Balance sheet caption	Prepaid Expenses and Other Current Assets		Other Current Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$915	$955	$15	$1,545
Not designated as hedging:
Forward foreign currency exchange contracts	$124	$68	$—	$49

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2016	2015	2016	2015
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(215)	$1,750	$83	$2,623
Ineffective portion – other – net	73	(62)	(330)	288
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$475	$(313)	$1,064	$407

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2016	2015
Balance at January 1,	$(178)	$3,282
Deferred gains on cash flow hedges	1,294	2,995
Reclassified to earnings	(83)	(2,623)

Balance at June 30,	$1,033	$3,654

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded as a component of the capital asset or realized in results of operations within the next twelve to twenty-five months and the amount ultimately recognized will vary depending on actual market rates.

- 15 - GLATFELTER 6.30.16 Form 10-Q

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

In 2016, the Governments again seek approximately $100 million of work to be completed in OU2-5. The exact work and a more precise estimate of its cost depend on certain unresolved technical issues. We have begun an effort to place the final layer on certain caps. We do not yet know to what extent we will undertake additional work in 2016; however, we expect to spend less than $10 million.

GLATFELTER

6.30.16 Form 10-Q

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

Enforcement Litigation. In October 2010, the United States and the State of Wisconsin brought an action (“Government Action”) in the federal district court in Green Bay against us and 13 other defendants seeking (a) to recover all of the United States’ and the State of Wisconsin’s unreimbursed past costs, (b) to obtain a declaration of joint and several liability for all of their future costs, (c) to recover NRDs, and (d) to obtain a declaration of liability of all of the respondents on the UAO to perform the remedy in OU2-5 as required by the UAO and a mandatory permanent injunction to the same effect. The last of these claims was tried in 2012, and in May 2013, the district court enjoined us, NCR, WTM I, and Menasha Corp. to perform the work under the UAO. As the result of partial settlements, U.S. Paper Mills Corp. and Georgia-Pacific Consumer Products L.P. agreed to joint and several liability for some of the work. Appvion was held not liable for this Site under CERCLA.

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

6.30.16 Form 10-Q

On remand, the district court issued an opinion on October 19, 2015, holding that NCR had not shown a reasonable basis for apportionment of its liability for the site. On January 25, 2016, the court denied NCR’s request to certify that decision for immediate appeal.

As described below, the United States has withdrawn its natural resources damages claim against us. The Governments’ remaining claims principally consist of claims for (1) unreimbursed past costs of the United States totaling $35.1 million (as incurred through September 30, 2015) and unreimbursed past costs of the Wisconsin Department of Natural Resources totaling $3.9 million (as incurred through June 30, 2015), and (2) costs incurred and/or to be incurred after September 30, 2015 and June 30, 2015, respectively. The remaining issues in the Government Action are set for trial to commence after the conclusion of the 2017 trial in the Whiting Litigation.

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

The 2016 Work Plan similarly calls for completion of work that is estimated to cost in the range of $100 million. However, unlike the 2015 Work Plan, it does not allocate the work among NCR, GP, and us. The parties have again not come to agreement on an interim allocation among them of responsibility for completing the work called for by the 2016 Work Plan. NCR and GP have begun certain work. We have begun placement of certain capping material.

Because we may not be able to obtain an agreement with the other parties or a ruling in litigation defining our obligation to contribute to work in 2016 prior to the time that work would have to be implemented, it is conceivable that we may have to choose an amount of work that we believe satisfies any obligation we may have to complete work in 2016, which selection we will have to defend after the fact. We expect to spend less than $10 million in connection with the 2016 Work Plan. In addition, it is conceivable we may be in the same position with respect to work in OU2-5 beyond the 2016 season. Although we are unable to determine with any degree of certainty the amount we may be required to complete or to fund, those amounts could be significant. Any amounts we pay or any other party pays in the interim may be subject to reallocation when the Whiting Litigation is resolved.

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

GLATFELTER

6.30.16 Form 10-Q

	Six months ended
	June 30
In thousands	2016	2015
Balance at January 1,	$17,105	$16,223
Payments	(1,189)	(21)
Accruals	—	—

Balance at June 30,	$15,916	$16,202

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2015 and 2016 Work Plans. Our reserve as of June 30, 2016, includes our estimate of costs to be incurred for remediation work, pending clarity from the Whiting litigation. If we are unsuccessful in the allocation litigation or in the enforcement litigation described above, we may be required to record additional charges and such charges could be significant.

Of our total reserve for the Fox River, $11.4 million is recorded in the accompanying June 30, 2016 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

Range of Reasonably Possible Outcomes. Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records of decision, as well as discussions with legal counsel and cost estimates for work to be performed at the Site, and substantially dependent on the resolution of the allocation issues discussed above, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued for the Fox River matter by amounts ranging from insignificant to $190 million. We believe the likelihood of an outcome in the upper end of the monetary range is less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote.

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

6.30.16 Form 10-Q

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

GLATFELTER

6.30.16 Form 10-Q

14.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended June 30	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
Dollars in millions
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$136.4	$140.4	$60.8	$57.5	$209.3	$212.9	$—	$—	$406.4	$410.8
Energy and related sales, net	—	—	—	—	2.0	0.7	—	—	2.0	0.7

Total revenue	136.4	140.4	60.8	57.5	211.3	213.6	—	—	408.4	411.5
Cost of products sold	109.0	112.4	51.8	52.3	202.9	211.9	2.0	2.1	365.7	378.7

Gross profit (loss)	27.4	28.0	9.0	5.2	8.4	1.7	(2.0)	(2.1)	42.7	32.8
SG&A	12.1	11.3	2.2	2.1	14.2	11.7	8.7	4.0	37.2	29.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(0.1)	—	(0.1)

Total operating income (loss)	15.3	16.7	6.8	3.1	(5.8)	(10.0)	(10.7)	(6.0)	5.5	3.8
Non-operating expense	—	—	—	—	—	—	(3.6)	(4.1)	(3.6)	(4.1)

Income (loss) before income taxes	$15.3	$16.7	$6.8	$3.1	$(5.8)	$(10.0)	$(14.3)	$(10.1)	$2.0	$(0.3)

Supplementary Data
Net tons sold (thousands)	40.7	39.4	24.4	22.6	194.7	191.3	—	—	259.7	253.3
Depreciation, depletion and amortization	$7.2	$6.7	$2.4	$2.1	$6.5	$6.3	$0.7	$0.5	$16.8	$15.6
Capital expenditures	2.3	5.6	6.1	1.5	28.7	15.6	—	0.1	37.1	22.8

Six months ended June 30	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
Dollars in millions
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$259.9	$275.7	$121.5	$119.8	$427.2	$432.8	$—	$—	$808.6	$828.3
Energy and related sales, net	—	—	—	—	2.7	2.8	—	—	2.7	2.8

Total revenue	259.9	275.7	121.5	119.8	429.9	435.6	—	—	811.3	831.1
Cost of products sold	210.3	221.5	104.1	107.3	394.0	412.3	2.3	5.0	710.7	746.1

Gross profit (loss)	49.6	54.2	17.4	12.5	35.9	23.3	(2.3)	(5.0)	100.6	84.9
SG&A	23.2	22.9	4.2	4.0	26.6	23.9	15.0	9.5	69.0	60.4
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(2.8)	—	(2.8)

Total operating income (loss)	26.4	31.3	13.2	8.5	9.3	(0.6)	(17.3)	(11.7)	31.5	27.3
Non-operating expense	—	—	—	—	—	—	(8.3)	(8.7)	(8.3)	(8.7)

Income (loss) before income taxes	$26.4	$31.3	$13.2	$8.5	$9.3	$(0.6)	$(25.6)	$(20.4)	$23.2	$18.6

Supplementary Data
Net tons sold (thousands)	77.6	77.3	48.9	46.7	400.5	390.0	—	—	527.0	514.0
Depreciation, depletion and amortization	$14.3	$13.4	$4.7	$4.3	$13.2	$12.9	$1.2	$1.0	$33.4	$31.6
Capital expenditures	8.6	11.5	20.7	2.8	50.8	28.8	0.3	1.5	80.4	44.6

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

6.30.16 Form 10-Q

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

The following presents our condensed consolidating statements of income, including comprehensive income for the three months and six months ended June 30, 2016, our condensed consolidating cash flows for the six months ended June 30, 2016 and 2015 and our condensed consolidating balance sheets as of June 30, 2016 and December 31, 2015. The condensed consolidating financial statements set forth below include the addition of CFNA and GAMNA as guarantors during 2015.

Condensed Consolidating Statement of Income for the Three months ended June 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$209,269	$17,561	$196,675	$(17,092)	$406,413
Energy and related sales, net	2,001	—	—	—	2,001

Total revenues	211,270	17,561	196,675	(17,092)	408,414
Costs of products sold	204,495	16,711	161,577	(17,092)	365,691

Gross profit	6,775	850	35,098	—	42,723
Selling, general and administrative expenses	22,622	(36)	14,605	—	37,191
Loss on dispositions of plant, equipment and timberlands, net	2	—	—	—	2

Operating income (loss)	(15,849)	886	20,493	—	5,530
Other non-operating income (expense)
Interest expense	(4,289)	—	(814)	1,150	(3,953)
Interest income	169	1,001	41	(1,150)	61
Equity in earnings of subsidiaries	16,385	16,071	—	(32,456)	—
Other, net	(575)	(1,421)	2,313	—	317

Total other non-operating income (expense)	11,690	15,651	1,540	(32,456)	(3,575)

Income (loss) before income taxes	(4,159)	16,537	22,033	(32,456)	1,955
Income tax provision (benefit)	(6,124)	152	5,962	—	(10)

Net income	1,965	16,385	16,071	(32,456)	1,965
Other comprehensive income (loss)	(11,539)	(13,937)	(13,490)	27,427	(11,539)

Comprehensive income (loss)	$(9,574)	$2,448	$2,581	$(5,029)	$(9,574)

GLATFELTER

6.30.16 Form 10-Q

Condensed Consolidating Statement of Income for the Six months ended June 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$427,157	$36,207	$381,141	$(35,874)	$808,631
Energy and related sales, net	2,667	—	—	—	2,667

Total revenues	429,824	36,207	381,141	(35,874)	811,298
Costs of products sold	396,454	34,761	315,391	(35,874)	710,732

Gross profit	33,370	1,446	65,750	—	100,566
Selling, general and administrative expenses	41,067	(221)	28,203	—	69,049
Loss on dispositions of plant, equipment and timberlands, net	4	—	22	—	26

Operating income (loss)	(7,701)	1,667	37,525	—	31,491
Other non-operating income (expense)
Interest expense	(8,704)	—	(1,601)	2,236	(8,069)
Interest income	350	1,993	45	(2,236)	152
Equity in earnings of subsidiaries	29,257	27,825	—	(57,082)	—
Other, net	(1,117)	(1,401)	2,135	—	(383)

Total other non-operating income (expense)	19,786	28,417	579	(57,082)	(8,300)

Income before income taxes	12,085	30,084	38,104	(57,082)	23,191
Income tax provision (benefit)	(6,048)	827	10,279	—	5,058

Net income	18,133	29,257	27,825	(57,082)	18,133
Other comprehensive income (loss)	4,203	(384)	(373)	757	4,203

Comprehensive income	$22,336	$28,873	$27,452	$(56,325)	$22,336

GLATFELTER

6.30.16 Form 10-Q

Condensed Consolidating Statement of Income for the Three months ended June 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$212,920	$22,667	$194,779	$(19,563)	$410,803
Energy and related sales, net	715	—	—	—	715

Total revenues	213,635	22,667	194,779	(19,563)	411,518
Costs of products sold	212,472	21,921	163,855	(19,563)	378,685

Gross profit	1,163	746	30,924	—	32,833
Selling, general and administrative expenses	15,661	458	13,018	—	29,137
Loss on dispositions of plant, equipment and timberlands, net	(51)	—	(60)	—	(111)

Operating income (loss)	(14,447)	288	17,966	—	3,807
Other non-operating income (expense)
Interest expense	(4,608)	—	(6,370)	6,626	(4,352)
Interest income	169	6,498	36	(6,625)	77
Equity in earnings of subsidiaries	17,478	11,305	—	(28,783)	—
Other, net	(746)	(29)	990	—	215

Total other non-operating income (expense)	12,293	17,774	(5,344)	(28,782)	(4,060)

Income (loss) before income taxes	(2,154)	18,062	12,622	(28,782)	(253)
Income tax provision (benefit)	(5,002)	584	1,317	—	(3,101)

Net income	2,848	17,478	11,305	(28,782)	2,848
Other comprehensive income (loss)	17,087	13,680	(9,958)	(3,722)	17,087

Comprehensive income	$19,935	$31,158	$1,347	$(32,504)	$19,935

GLATFELTER

6.30.16 Form 10-Q

Condensed Consolidating Statement of Income for the Six months ended June 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$432,796	$42,817	$392,877	$(40,218)	$828,272
Energy and related sales, net	2,783	—	—	—	2,783

Total revenues	435,579	42,817	392,877	(40,218)	831,055
Costs of products sold	416,154	41,255	328,923	(40,218)	746,114

Gross profit	19,425	1,562	63,954	—	84,941
Selling, general and administrative expenses	32,843	955	26,611	—	60,409
Gains on dispositions of plant, equipment and timberlands, net	(1,522)	(1,183)	(60)	—	(2,765)

Operating income (loss)	(11,896)	1,790	37,403	—	27,297
Other non-operating income (expense)
Interest expense	(9,425)	—	(12,764)	13,329	(8,860)
Interest income	331	13,097	41	(13,327)	142
Equity in earnings of subsidiaries	34,562	21,499	—	(56,061)	—
Other, net	(1,460)	(159)	1,649	(2)	28

Total other non-operating income (expense)	24,008	34,437	(11,074)	(56,061)	(8,690)

Income before income taxes	12,112	36,227	26,329	(56,061)	18,607
Income tax provision (benefit)	(4,661)	1,665	4,830	—	1,834

Net income	16,773	34,562	21,499	(56,061)	16,773
Other comprehensive income (loss)	(18,198)	(24,870)	28,890	(4,020)	(18,198)

Comprehensive income (loss)	$(1,425)	$9,692	$50,389	$(60,081)	$(1,425)

GLATFELTER

6.30.16 Form 10-Q

Condensed Consolidating Balance Sheet as of June 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$6,512	$2,545	$49,475	$—	$58,532
Other current assets	207,168	255,574	266,025	(262,714)	466,053
Plant, equipment and timberlands, net	329,041	18,507	400,488	—	748,036
Investments in subsidiaries	783,479	535,117	—	(1,318,596)	—
Other assets	112,876	—	139,687	—	252,563

Total assets	$1,439,076	$811,743	$855,675	$(1,581,310)	$1,525,184

Liabilities and Shareholders’ Equity
Current liabilities	$401,540	$28,180	$144,387	$(262,714)	$311,393
Long-term debt	247,381	—	110,985	—	358,366
Deferred income taxes	26,905	(229)	48,479	—	75,155
Other long-term liabilities	87,027	313	16,707	—	104,047

Total liabilities	762,853	28,264	320,558	(262,714)	848,961
Shareholders’ equity	676,223	783,479	535,117	(1,318,596)	676,223

Total liabilities and shareholders’ equity	$1,439,076	$811,743	$855,675	$(1,581,310)	$1,525,184

Condensed Consolidating Balance Sheet as of December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,130	$465	$45,709	$—	$105,304
Other current assets	199,690	238,515	239,367	(230,509)	447,063
Plant, equipment and timberlands, net	286,334	1,114	411,416	—	698,864
Investments in subsidiaries	737,450	507,116	—	(1,244,566)	—
Other assets	106,586	—	142,599	—	249,185

Total assets	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416

Liabilities and Shareholders’ Equity
Current liabilities	$363,037	$9,725	$162,081	$(230,523)	$304,320
Long-term debt	247,075	—	106,221	—	353,296
Deferred income taxes	28,561	(79)	47,976	—	76,458
Other long-term liabilities	87,270	—	15,825	—	103,095

Total liabilities	725,943	9,646	332,103	(230,523)	837,169
Shareholders’ equity	663,247	737,564	506,988	(1,244,552)	663,247

Total liabilities and shareholders’ equity	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416

GLATFELTER

6.30.16 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the Six months ended June 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$17,067	$2,821	$16,752	$—	$36,640
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(51,043)	(18,861)	(10,487)	—	(80,391)
Proceeds from disposals of plant, equipment and timberlands, net	41	—	12	—	53
Repayments from intercompany loans	—	7,500	—	(7,500)	—
Advances of intercompany loans	—	(7,880)	—	7,880	—
Intercompany capital contributed	(17,000)	(500)	—	17,500	—
Other	(300)	—	—	—	(300)

Total investing activities	(68,302)	(19,741)	(10,475)	17,880	(80,638)
Financing activities
Net long-term borrowings	—	—	4,222	—	4,222
Payments of borrowing costs	(51)	—	(85)	—	(136)
Payment of dividends to shareholders	(10,679)	—	—	—	(10,679)
Repayments of intercompany loans	—	—	(7,500)	7,500	—
Borrowings of intercompany loans	7,880	—	—	(7,880)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Proceeds from government grants	2,443	2,000	—	—	4,443
Payments related to share-based compensation awards and other	(976)	—	—	—	(976)

Total financing activities	(1,383)	19,000	(2,863)	(17,880)	(3,126)
Effect of exchange rate on cash	—	—	352	—	352

Net increase (decrease) in cash	(52,618)	2,080	3,766	—	(46,772)
Cash at the beginning of period	59,130	465	45,709	—	105,304

Cash at the end of period	$6,512	$2,545	$49,475	$—	$58,532

GLATFELTER

6.30.16 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the Six months ended June 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(4,343)	$(695)	$30,551	$—	$25,513
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(30,241)	—	(14,334)	—	(44,575)
Proceeds from disposals of plant, equipment and timberlands, net	1,581	1,213	257	—	3,051
Repayments from intercompany loans	—	48,855	—	(48,855)	—
Advances of intercompany loans	—	(38,690)	—	38,690	—
Intercompany capital (contributed) returned	10,500	(300)	—	(10,200)	—
Other	(1,600)	—	—	—	(1,600)

Total investing activities	(19,760)	11,078	(14,077)	(20,365)	(43,124)
Financing activities
Net repayments of indebtedness	—	—	(1,492)	—	(1,492)
Payments of borrowing costs	(1,329)	—	—	—	(1,329)
Payment of dividends to shareholders	(9,992)	—	—	—	(9,992)
Repayments of intercompany loans	(9,158)	—	(39,697)	48,855	—
Borrowings of intercompany loans	38,690	—	—	(38,690)	—
Intercompany capital (returned) received	—	(10,500)	300	10,200	—
Payments related to share-based compensation awards and other	(2,000)	—	—	—	(2,000)

Total financing activities	16,211	(10,500)	(40,889)	20,365	(14,813)
Effect of exchange rate on cash	—	—	(1,651)	—	(1,651)

Net decrease in cash	(7,892)	(117)	(26,066)	—	(34,075)
Cash at the beginning of period	42,208	509	57,120	—	99,837

Cash at the end of period	$34,316	$392	$31,054	$—	$65,762

GLATFELTER

6.30.16 Form 10-Q

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

GLATFELTER

6.30.16 Form 10-Q

RESULTS OF OPERATIONS

Six months ended June 30, 2016 versus the six months ended June 30, 2015

Overview For the first six months of 2016 net income was $18.1 million, or $0.41 per diluted share compared with $16.8 million, or $0.38 per diluted share in the first six months of 2015. Adjusted earnings, a non-GAAP measure, were $19.1 million, or $0.43 per diluted share for the first six months of 2016 compared with $15.2 million, or $0.35 per diluted share, for the same period a year ago. Our Advanced Airlaid Materials and Specialty Papers businesses reported significantly higher operating income in the comparison driven by higher demand, improved operations within Advanced Airlaid Materials, and, with respect to Specialty Papers, less costly annual maintenance outages and lower input costs. The improved performance of these two businesses was partially offset by lower operating income in the Composite Fibers business, which was impacted by lower average selling prices. The following table sets forth summarized results of operations:

	Six months ended June 30
In thousands, except per share	2016	2015
Net sales	$808,631	$828,272
Gross profit	100,566	84,941
Operating income	31,491	27,297
Net income	18,133	16,773
Earnings per diluted share	0.41	0.38

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

Specialty Papers environmental compliance. These adjustments reflect non-capitalized costs incurred by the business unit directly related to the compliance with the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT).

Airlaid capacity expansion costs. These adjustments reflect non-capitalized costs incurred directly related to the start-up of a new production facility for Advanced Airlaid Materials.

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

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets for the reconciliation of net income to adjusted earnings for the six months ended June 30, 2016 and 2015:

	2016		2015
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$18,133	$0.41	$16,773	$0.38
Adjustments (pre-tax)
Specialty Papers’ environmental compliance	1,125		—
Airlaid capacity expansion costs	257		—
Timberland sales and related costs	—		(2,705)
Workforce efficiency charges	88		1,953
Acquisition and integration related costs	—		160

Total adjustments (pre-tax)	1,470		(592)
Income taxes (1) (2)	(543)		(963)

Total after-tax adjustments	927	0.02	(1,555)	(0.04)

Adjusted earnings	$19,060	$0.43	$15,218	$0.35

(1)	Tax effect for adjustments calculated based on the tax rate of the jurisdiction in which each adjustment originated.
(2)	Includes release of $1.4 million of tax reserves on timberland sales in 2015.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

6.30.16 Form 10-Q

Business Unit Performance

Six months ended June 30	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
Dollars in millions
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$259.9	$275.7	$121.5	$119.8	$427.2	$432.8	$—	$—	$808.6	$828.3
Energy and related sales, net	—	—	—	—	2.7	2.8	—	—	2.7	2.8

Total revenue	259.9	275.7	121.5	119.8	429.9	435.6	—	—	811.3	831.1
Cost of products sold	210.3	221.5	104.1	107.3	394.0	412.3	2.3	5.0	710.7	746.1

Gross profit (loss)	49.6	54.2	17.4	12.5	35.9	23.3	(2.3)	(5.0)	100.6	84.9
SG&A	23.2	22.9	4.2	4.0	26.6	23.9	15.0	9.5	69.0	60.4
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(2.8)	—	(2.8)

Total operating income (loss)	26.4	31.3	13.2	8.5	9.3	(0.6)	(17.3)	(11.7)	31.5	27.3
Non-operating expense	—	—	—	—	—	—	(8.3)	(8.7)	(8.3)	(8.7)

Income (loss) before income taxes	$26.4	$31.3	$13.2	$8.5	$9.3	$(0.6)	$(25.6)	$(20.4)	$23.2	$18.6

Supplementary Data
Net tons sold (thousands)	77.6	77.3	48.9	46.7	400.5	390.0	—	—	527.0	514.0
Depreciation, depletion and amortization	$14.3	$13.4	$4.7	$4.3	$13.2	$12.9	$1.2	$1.0	$33.4	$31.6
Capital expenditures	8.6	11.5	20.7	2.8	50.8	28.8	0.3	1.5	80.4	44.6

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

GLATFELTER

6.30.16 Form 10-Q

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2016	2015	Change
Net sales	$808,631	$828,272	$(19,641)
Energy and related sales, net	2,667	2,783	(116)

Total revenues	811,298	831,055	(19,757)
Costs of products sold	710,732	746,114	(35,382)

Gross profit	$100,566	$84,941	$15,625

Gross profit as a percent of Net sales	12.4%	10.3%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2016	2015
Business Unit
Composite Fibers	32.1%	33.3%
Advanced Airlaid Material	15.0	14.5
Specialty Papers	52.9	52.2

Total	100.0%	100.0%

Net sales totaled $808.6 million and $828.3 million in the first half of 2016 and 2015, respectively. The $19.7 million decline was primarily driven by $18.1 million of lower selling prices and $4.5 million of currency translation. Shipping volumes increased 2.5%.

Composite Fibers’ net sales declined $15.8 million, or 5.7%, primarily due to $4.7 million of lower selling prices and $4.5 million of unfavorable currency translation.

Composite Fibers’ operating income for the first half of 2016 decreased $4.9 million to $26.4 million compared to the year-ago period. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $1.7 million in the year-over-year comparison as $5.6 million of lower selling prices from the contractual pass through of lower raw material costs more than offset higher shipping volumes. Shipping volumes increased 4.7% primarily due to higher shipments of hygiene products.

Advanced Airlaid Materials’ operating income totaled $13.2 million, an increase of $4.7 million, or 55.3% compared to the same period a year ago. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $5.6 million, or 1.3% due to a $7.9 million impact from lower selling prices partially offset by a 2.7% increase in shipping volumes. The business unit again outperformed the broader uncoated free sheet market which increased 0.1%.

Operating income totaled $9.3 million, an increase of $9.9 million compared to the first six months of 2015. The primary drivers are summarized in the following chart:

The $5.7 million improvement in “Operations & Other” in the chart above includes the $7.1 million lower cost of the annual maintenance outages.

GLATFELTER

6.30.16 Form 10-Q

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first six months of 2016 and 2015:

	Six months ended June 30
In thousands	2016	2015	Change
Energy sales	$1,818	$3,328	$(1,510)
Costs to produce	(2,042)	(2,256)	214

Net	(224)	1,072	(1,296)
Renewable energy credits	2,891	1,711	1,180

Total	$2,667	$2,783	$(116)

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $17.3 million in the first six months of 2016 compared with $11.7 million in the first six months of 2015. Excluding $2.8 million of gains in 2015 from sales of timberlands in the comparison, unallocated net operating expenses increased $2.8 million primarily due to higher incentive compensation and professional services partially offset by lower pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended June 30
In thousands	2016	2015	Change
Recorded as:
Costs of products sold	$1,178	$3,495	$(2,317)
SG&A expense	1,577	916	661

Total	$2,755	$4,411	$(1,656)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2016 is expected to be approximately $5.5 million compared with $9.1 million in 2015. The decrease reflects the impact of higher discount rates partially offset by a lower assumed long term rate of return on plan assets.

Income taxes For the first six months of 2016, we recorded a provision for income taxes of $5.1 million on pretax income of $23.2 million. The comparable amounts in the period of 2015 were $1.8 million and $18.6 million, respectively. The effective tax rate in 2015 includes the impact of a $2.6 million release of income tax reserves in connection with the completion of certain federal and state tax examinations.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €120 million. For the six months ended June 30, 2016, the average currency exchange rate increased slightly to 1.12 U.S. dollars to 1.00 euro compared with 1.11 to 1.00 for the first six months of 2015. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2016.

In thousands	Six months ended June 30, 2016
Favorable (unfavorable)
Net sales	$(4,518)
Costs of products sold	3,211
SG&A expenses	375
Income taxes and other	37

Net income	$(895)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2016 were the same as 2015. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

6.30.16 Form 10-Q

Three months ended June 30, 2016 versus the three months ended June 30, 2015

Overview For the second-quarter of 2016, net income totaled $2.0 million, or $0.04 per diluted share compared with $2.8 million, or $0.06 per diluted share in the second quarter of 2015. Adjusted earnings for the second quarter of 2016 were $2.8 million, or $0.06 per diluted share compared with $1.8 million, or $0.04 per diluted share, for the same period a year ago.

The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2016	2015
Net sales	$406,413	$410,803
Gross profit	42,723	32,833
Operating income	5,530	3,807
Net income	1,965	2,848
Earnings per diluted share	0.04	0.06

The following table sets for the reconciliation of net income to adjusted earnings for the three months ended June 30, 2016 and 2015:

	2016		2015
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$1,965	$0.04	$2,848	$0.06
Adjustments (pre-tax)
Specialty Papers’ environmental compliance	1,088		—
Airlaid capacity expansion costs	201		—
Timberland sales and related costs	—		(51)
Workforce efficiency charges	—		614

Total adjustments (pre-tax)	1,289		563
Income taxes (1) (2)	(487)		(1,567)

Total after-tax adjustments	802	0.02	(1,004)	(0.02)

Adjusted earnings	$2,767	$0.06	$1,844	$0.04

(1)	Tax effect for adjustments calculated based on the tax rate of the jurisdiction in which each adjustment originated.
(2)	Includes release of $1.4 million of tax reserves on timberland sales in 2015.

Business Unit Performance

Three months ended June 30	Composite Fibers		Advanced Airlaid Materials		Specialty Papers		Other and Unallocated		Total
Dollars in millions
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$136.4	$140.4	$60.8	$57.5	$209.3	$212.9	$—	$—	$406.4	$410.8
Energy and related sales, net	—	—	—	—	2.0	0.7	—	—	2.0	0.7

Total revenue	136.4	140.4	60.8	57.5	211.3	213.6	—	—	408.4	411.5
Cost of products sold	109.0	112.4	51.8	52.3	202.9	211.9	2.0	2.1	365.7	378.7

Gross profit (loss)	27.4	28.0	9.0	5.2	8.4	1.7	(2.0)	(2.1)	42.7	32.8
SG&A	12.1	11.3	2.2	2.1	14.2	11.7	8.7	4.0	37.2	29.1
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	(0.1)	—	(0.1)

Total operating income (loss)	15.3	16.7	6.8	3.1	(5.8)	(10.0)	(10.7)	(6.0)	5.5	3.8
Non-operating expense	—	—	—	—	—	—	(3.6)	(4.1)	(3.6)	(4.1)

Income (loss) before income taxes	$15.3	$16.7	$6.8	$3.1	$(5.8)	$(10.0)	$(14.3)	$(10.1)	$2.0	$(0.3)

Supplementary Data
Net tons sold (thousands)	40.7	39.4	24.4	22.6	194.7	191.3	—	—	259.7	253.3
Depreciation, depletion and amortization	$7.2	$6.7	$2.4	$2.1	$6.5	$6.3	$0.7	$0.5	$16.8	$15.6
Capital expenditures	2.3	5.6	6.1	1.5	28.7	15.6	—	0.1	37.1	22.8

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

6.30.16 Form 10-Q

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2016	2015	Change
Net sales	$406,413	$410,803	$(4,390)
Energy and related sales, net	2,001	715	1,286

Total revenues	408,414	411,518	(3,104)
Costs of products sold	365,691	378,685	(12,994)

Gross profit	$42,723	$32,833	$9,890

Gross profit as a percent of Net sales	10.5%	8.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2016	2015
Business Unit
Composite Fibers	33.6%	34.2%
Advanced Airlaid Material	15.0	14.0
Specialty Papers	51.4	51.8

Total	100.0%	100.0%

Net sales totaled $406.4 million and $410.8 million in the second quarters of 2016 and 2015, respectively, with the decline primarily reflecting lower average selling prices. Currency translation adjustments favorably impacted the year-over-year comparison by $0.7 million

Composite Fibers’ net sales declined $4.0 million, or 2.9%, primarily due to $1.6 million from lower selling prices. Shipping volumes were higher in the comparison primarily due to improved demand for wallcover.

Composite Fibers’ second-quarter 2016 operating income decreased $1.4 million to $15.3 million compared to the year-ago period. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $3.3 million in the year-over-year comparison as shipping volumes increased 7.8% primarily due to higher shipments of hygiene products. Lower selling prices impacted the comparison by $1.8 million.

Advanced Airlaid Materials’ operating income totaled $6.8 million, more than double the same quarter a year ago. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $3.7 million, or 1.7%, due to a $3.7 million impact from lower selling prices.

Specialty Papers’ operating loss narrowed by $4.2 million in the year-over-year comparison and totaled $5.8 million in the second quarter of 2016. The primary drivers are summarized in the following chart:

Operating results for both quarters reflect the cost of annual maintenance outages at the Company’s Chillicothe, OH and Spring Grove, PA facilities. The outages adversely impacted second-quarter 2016 results by $26.3 million, which was $7.1 million less than the cost of the outages in 2015. The $0.9 million improvement in “Operations & Other” in the chart above includes the lower cost of the annual maintenance outages which was offset by lower pulp production and an increase in incentive compensation and other costs.

GLATFELTER

6.30.16 Form 10-Q

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the second quarters of 2016 and 2015:

	Three months ended June 30
In thousands	2016	2015	Change
Energy sales	$836	$1,163	$(327)
Costs to produce	(934)	(1,211)	277

Net	(98)	(48)	(50)
Renewable energy credits	2,099	763	1,336

Total	$2,001	$715	$1,286

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $10.7 million in the second quarter of 2016 compared with $6.0 million in the second quarter of 2015. The increase was primarily due to higher incentive compensation and professional service fees.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended June 30
In thousands	2016	2015	Change
Recorded as:
Costs of products sold	$742	$1,468	$(726)
SG&A expense	854	135	719

Total	$1,596	$1,603	$(7)

Income taxes For the second quarter of 2016, we recorded zero tax on a pretax income of $2.0 million due to the jurisdiction in which taxable earnings and discrete items were generated. The comparable amounts in the second quarter of 2015 were an income tax benefit of $3.1 million on a pretax loss of $0.3 million. The tax benefit was primarily due to the release income tax reserves in connection with the completion of certain federal and state tax examinations.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2016.

In thousands	Three months ended June 30, 2016
Favorable (unfavorable)
Net sales	$709
Costs of products sold	(1,354)
SG&A expenses	(22)
Income taxes and other	(9)

Net income	$(676)

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

	Six months ended June 30
In thousands	2016	2015
Cash and cash equivalents at beginning of period	$105,304	$99,837
Cash provided (used) by
Operating activities	36,640	25,513
Investing activities	(80,638)	(43,124)
Financing activities	(3,126)	(14,813)
Effect of exchange rate changes on cash	352	(1,651)

Net cash used	(46,772)	(34,075)

Cash and cash equivalents at end of period	$58,532	$65,762

At June 30, 2016, we had $58.5 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested; however, as of June 30, 2016, the majority of our cash and cash equivalents

GLATFELTER

6.30.16 Form 10-Q

is either held by domestic entities or is available for use domestically. In addition to our cash and cash equivalents, $258.4 million is available under our revolving credit agreement, which matures in March 2020.

Cash provided by operating activities totaled $36.6 million in the first six months of 2016 compared with $25.5 million in the same period a year ago. The increase in cash from operations primarily reflects a decrease in cash used for working capital.

Net cash used by investing activities increased by $37.5 million in the year-over-year comparison primarily due to capital expenditures for Specialty Papers’ environmental compliance and Advanced Airlaid Materials’ capacity expansion projects which totaled $55.6 million in 2016. Capital expenditures are expected to total between $150 million and $170 million for 2016, including approximately $45 million to $50 million for Specialty Papers’ environmental compliance projects and approximately $40 million to $45 million for the Airlaid capacity expansion.

Net cash used by financing activities totaled $3.1 million in the first six months of 2016 compared with $14.8 million in the same period of 2015. The net decline in use of cash for financing activities primarily reflects lower revolver borrowings, offset by additional term loan borrowings and receipt of $4.4 million of government grants primarily related to our Airlaid capacity expansion and Specialty Papers’ compliance projects.

The following table sets forth our outstanding long-term indebtedness:

	June 30	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$48,851	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	9,516	10,109
2.05% Term Loan, due Mar. 2023	40,000	42,130
1.30% Term Loan, due Jun. 2023	11,102	—
1.55% Term Loan, due Sep. 2025	10,884	2,839

Total long-term debt	370,353	363,870
Less current portion	(9,098)	(7,366)
Unamortized deferred issuance costs	(2,889)	(3,208)

Long-term debt, net of current portion	$358,366	$353,296

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of June 30, 2016, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 1.9x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2016, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 9.

Financing activities includes cash used for common stock dividends which increased in the comparison reflecting a 4% increase in our quarterly cash dividend. In the first six months of 2016, we used $10.7 million of cash for dividends on our common stock compared with $10.0 million in the same period of 2015. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We will incur material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We have begun converting or replacing five coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. Net of government grants, the total cost of these projects is estimated at $85 million to $90 million, of which approximately $67.9 million has been incurred through the end of the second quarter of 2016. The balance of the related spending will be substantially completed in 2016.

As more fully discussed in Item 1 - Financial Statements – Note 13 – Commitments, Contingencies and Legal Proceedings (“Note 13”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for contributions to the clean-up activity. During 2015, we used $9.7 million and expect to spend less than $10.0 million in 2016 for remediation activities. It is conceivable we may need to fund amounts in excess of this to fund a

GLATFELTER

6.30.16 Form 10-Q

portion of the on-going costs in 2016 or beyond. Although we are unable to determine with any degree of certainty the amount we may be required to fund for interim remediation work, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Note 13 for a summary of significant environmental matters.

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

Off-Balance-Sheet Arrangements As of June 30, 2016 and December 31, 2015, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes in the third quarter are expected to be slightly higher than the second quarter. Selling prices and raw material and energy prices are expected to be in-line with the second quarter.

Advanced Airlaid Materials’ shipping volumes are expected to increase slightly in the third quarter. Customer selling prices and raw material and energy prices are expected to be in-line with the second quarter.

For Specialty Papers, we expect shipping volumes in the third quarter to increase by approximately 5% compared with the second quarter. Selling prices are expected to be slightly higher while increases in raw material and energy prices are expected to slightly outpace selling price increases. We also expect maintenance spending to decrease by approximately $23 million reflecting normal patterns of maintenance expense.

Corporate costs are expected to be approximately $1 million to $2 million less in the third quarter than in the second quarter.

GLATFELTER

6.30.16 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2016
Dollars in thousands	2017	2018	2019	2020	2021	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$255,625
At fixed interest rates – Term Loans	62,403	52,625	42,166	31,708	21,249	71,502	68,087
At variable interest rates	48,851	48,851	48,851	48,851	48,851	48,851	48,851

						$370,353	$372,563

Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.17%	2.17%	2.17%	2.17%	2.17%
On variable rate debt	1.25%	1.25%	1.25%	1.25%	1.25%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2016. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2016, we had $370.4 million of long-term debt, of which 13.2% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At June 30, 2016, the interest rate paid was approximately 1.25%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.5 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €120 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

6.30.16 Form 10-Q

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

August 2, 2016

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

6.30.16 Form 10-Q

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

6.30.16 Form 10-Q