Form 10-Q
period 2016-09-30
GLATFELTER P H CO
filed 2016-11-01
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from           to

96 South George Street, Suite 520

York, Pennsylvania 17401

(Address of principal executive offices)

(717) 225-4711

(Registrant's telephone number, including area code)

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

Common Stock outstanding on October 25, 2016 totaled 43,549,639 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

September 30, 2016

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2016	2015	2016	2015
Net sales	$405,301	$419,960	$1,213,932	$1,248,232
Energy and related sales, net	1,346	1,153	4,013	3,936
Total revenues	406,647	421,113	1,217,945	1,252,168
Costs of products sold	345,477	361,205	1,056,209	1,107,319
Gross profit	61,170	59,908	161,736	144,849
Selling, general and administrative expenses	35,747	39,792	104,796	100,201
Losses (gains) on dispositions of plant, equipment and timberlands, net	5	(123)	31	(2,888)
Operating income	25,418	20,239	56,909	47,536
Non-operating income (expense)
Interest expense	(3,895)	(4,317)	(11,964)	(13,177)
Interest income	52	90	204	232
Other, net	(573)	(220)	(956)	(192)
Total non-operating expense	(4,416)	(4,447)	(12,716)	(13,137)
Income before income taxes	21,002	15,792	44,193	34,399
Income tax provision	1,401	2,288	6,459	4,122
Net income	$19,601	$13,504	$37,734	$30,277
Earnings per share
Basic	$0.45	$0.31	$0.87	$0.70
Diluted	0.44	0.31	0.86	0.69
Cash dividends declared per common share	$0.125	$0.12	$0.375	$0.36
Weighted average shares outstanding
Basic	43,576	43,457	43,552	43,363
Diluted	44,133	43,865	44,059	43,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2016	2015	2016	2015
Net income	$19,601	$13,504	$37,734	$30,277
Foreign currency translation adjustments	(1,530)	(3,262)	(2,975)	(27,895)
Net change in:
Deferred (gains) losses on cash flow hedges, net of taxes
of $289, $1,045, $88 and $938, respectively	(858)	(2,823)	152	(2,558)
Unrecognized retirement obligations, net of taxes
of $(1,405), $(1,895), $(4,214) and $(5,675), respectively	2,319	3,083	6,957	9,253
Other comprehensive income (loss)	(69)	(3,002)	4,134	(21,200)
Comprehensive income	$19,532	$10,502	$41,868	$9,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2016	2015
Assets
Cash and cash equivalents	$50,752	$105,304
Accounts receivable, net	179,352	167,199
Inventories	262,891	247,214
Prepaid expenses and other current assets	36,573	32,650
Total current assets	529,568	552,367
Plant, equipment and timberlands, net	771,453	698,864
Goodwill	77,268	76,056
Intangible assets	60,721	63,057
Other assets	115,229	110,072
Total assets	$1,554,239	$1,500,416
Liabilities and Shareholders' Equity
Current portion of long-term debt	$11,432	$7,366
Accounts payable	163,674	172,735
Dividends payable	5,455	5,231
Environmental liabilities	8,408	12,544
Other current liabilities	127,149	106,444
Total current liabilities	316,118	304,320
Long-term debt	367,549	353,296
Deferred income taxes	73,075	76,458
Other long-term liabilities	105,808	103,095
Total liabilities	862,550	837,169
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	55,890	54,912
Retained earnings	984,520	963,143
Accumulated other comprehensive loss	(186,352)	(190,486)
	854,602	828,113
Less cost of common stock in treasury	(162,913)	(164,866)
Total shareholders’ equity	691,689	663,247
Total liabilities and shareholders’ equity	$1,554,239	$1,500,416

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2016	2015
Operating activities
Net income	$37,734	$30,277
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	49,725	47,423
Amortization of debt issue costs	864	893
Pension expense, net of unfunded benefits paid	2,908	5,541
Charge for impairment of intangible asset	—	1,200
Deferred income tax benefit	(4,266)	(2,043)
Losses (gains) on dispositions of plant, equipment and timberlands, net	31	(2,888)
Share-based compensation	4,218	5,502
Change in operating assets and liabilities
Accounts receivable	(12,927)	(21,572)
Inventories	(17,897)	(5,714)
Prepaid and other current assets	(4,205)	420
Accounts payable	(9,662)	5,561
Accruals and other current liabilities	10,257	5,180
Other	2,657	743
Net cash provided by operating activities	59,437	70,523
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(116,948)	(74,280)
Proceeds from disposals of plant, equipment and timberlands, net	55	3,181
Acquisition, net of cash acquired	—	(224)
Other	(400)	(1,600)
Net cash used by investing activities	(117,293)	(72,923)
Financing activities
Net repayments of revolving credit facility	(642)	—
Payments of borrowing costs	(136)	(1,329)
Proceeds from term loans	19,428	—
Repayment of term loans	(3,803)	(3,387)
Payments of dividends	(16,134)	(15,215)
Proceeds from government grants	5,251	—
Payments related to share-based compensation awards and other	(990)	(2,015)
Net cash provided (used) by financing activities	2,974	(21,946)
Effect of exchange rate changes on cash	330	(1,826)
Net decrease in cash and cash equivalents	(54,552)	(26,172)
Cash and cash equivalents at the beginning of period	105,304	99,837
Cash and cash equivalents at the end of period	$50,752	$73,665

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$7,376	$8,943
Income taxes, net	11,609	14,566

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

9.30.16 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, PA, U.S. operations include facilities in Spring Grove, PA and Chillicothe and Fremont, OH. International operations include facilities in Canada, Germany, France, the United Kingdom and the Philippines, and sales and distribution offices in Russia and China. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to P. H. Glatfelter Company and subsidiaries unless the context indicates otherwise. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents, or directly to customers.

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

Recently Issued Accounting Pronouncements  In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting designed to simplify certain aspects of accounting for share-

based awards. The new ASU requires entities to recognize as a component of income tax expense all excess tax benefits or deficiencies arising from the difference between compensation costs recognized and the intrinsic value at the time an option is exercised or, in the case of restricted stock and similar awards, the fair value upon vesting of an award. Previously such differences were recognized in additional paid in capital as part of an “APIC pool.” In addition, the ASU also requires entities to exclude excess tax benefits and tax deficiencies from the calculation of common share equivalents for purposes of calculating earnings per share. The new standard is required to be adopted, either prospectively or retrospectively, in the first quarter of 2017 and early adoption is permitted. We do not believe the adoption of this standard will have a material impact on our reported results of operations or financial position.

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

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments that changes the impairment model for most financial instruments, including trade receivables from an incurred loss method to a new forward-looking approach, based on expected losses. Under the new guidance, an allowance is recognized based on an estimate of expected credit losses. This standard is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are currently assessing the impact this standard may have on our results of operations and financial position.

GLATFELTER

9.30.16 Form 10-Q

3.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended September 30
In thousands, except per share	2016	2015
Net income	$19,601	$13,504
Weighted average common shares
outstanding used in basic EPS	43,576	43,457
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	557	408
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,133	43,865
Earnings per share
Basic	$0.45	$0.31
Diluted	0.44	0.31

	Nine months ended September 30
In thousands, except per share	2016	2015
Net income	$37,734	$30,277
Weighted average common shares
outstanding used in basic EPS	43,552	43,363
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	507	586
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,059	43,949
Earnings per share
Basic	$0.87	$0.70
Diluted	0.86	0.69

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	September 30
In thousands	2016	2015
Three months ended	681	696
Nine months ended	683	696

GLATFELTER

9.30.16 Form 10-Q

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2016 and 2015.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at July 1, 2016	$(74,486)	$785	$(115,786)	$3,204	$(186,283)
Other comprehensive income before reclassifications (net of tax)	(1,530)	(1,195)	---	---	(2,725)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	337	2,464	(145)	2,656
Net current period other comprehensive income (loss)	(1,530)	(858)	2,464	(145)	(69)
Balance at September 30, 2016	$(76,016)	$(73)	$(113,322)	$3,059	$(186,352)
Balance at July 1, 2015	$(58,857)	$2,621	$(114,076)	$(2,756)	$(173,068)
Other comprehensive income before reclassifications (net of tax)	(3,262)	(1,381)	---	---	(4,643)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,442)	3,090	(7)	1,641
Net current period other comprehensive income (loss)	(3,262)	(2,823)	3,090	(7)	(3,002)
Balance at September 30, 2015	$(62,119)	$(202)	$(110,986)	$(2,763)	$(176,070)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	(2,975)	(106)	---	---	(3,081)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	258	7,392	(435)	7,215
Net current period other comprehensive income (loss)	(2,975)	152	7,392	(435)	4,134
Balance at September 30, 2016	$(76,016)	$(73)	$(113,322)	$3,059	$(186,352)
Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(27,895)	793	---	---	(27,102)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(3,351)	9,274	(21)	5,902
Net current period other comprehensive income (loss)	(27,895)	(2,558)	9,274	(21)	(21,200)
Balance at September 30, 2015	$(62,119)	$(202)	$(110,986)	$(2,763)	$(176,070)

GLATFELTER

9.30.16 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2016	2015	2016	2015
Description					Line Item in Statements of Income
Cash flow hedges (Note 11)
(Gains) losses on cash flow hedges	$347	$(1,972)	$264	$(4,595)	Costs of products sold
Tax expense (benefit)	(10)	530	(6)	1,244	Income tax provision
Net of tax	337	(1,442)	258	(3,351)
Retirement plan obligations (Note 7)
Amortization of deferred benefit pension plan items
Prior service costs	506	571	1,519	1,713	Costs of products sold
	168	189	504	568	Selling, general and administrative
Actuarial losses	2,450	3,144	7,350	9,432	Costs of products sold
	843	1,082	2,530	3,247	Selling, general and administrative
	3,967	4,986	11,903	14,960
Tax benefit	(1,503)	(1,896)	(4,511)	(5,686)	Income tax provision
Net of tax	2,464	3,090	7,392	9,274
Amortization of deferred benefit other plan items
Prior service costs	(37)	(58)	(112)	(173)	Costs of products sold
	(8)	(12)	(24)	(37)	Selling, general and administrative
Actuarial losses	(156)	48	(467)	142	Costs of products sold
	(33)	10	(100)	31	Selling, general and administrative
	(234)	(12)	(703)	(37)
Tax expense	89	5	268	16	Income tax provision
Net of tax	(145)	(7)	(435)	(21)
Total reclassifications, net of tax	$2,656	$1,641	$7,215	$5,902

GLATFELTER

9.30.16 Form 10-Q

5.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of September 30, 2016 and December 31, 2015, we had $15.2 million and $12.2 million of gross unrecognized tax benefits. As of September 30, 2016, if such benefits were to be recognized, approximately $12.2 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 - 2015	N/A
State	2011 - 2015	2014
Canada (1)	2010 - 2015	N/A
Germany (1)	2012 - 2015	2007 - 2011
France	2013 - 2015	2011 - 2012
United Kingdom	2014 - 2015	N/A
Philippines	2015	2013, 2014

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Nine months ended September 30
In millions	2016	2015
Interest expense	$0.2	$—
Penalties	—	—

	September 30	December 31
	2016	2015
Accrued interest payable	$0.8	$0.6

6.STOCK-BASED COMPENSATION

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

GLATFELTER

9.30.16 Form 10-Q

The following table summarizes RSU and PSA activity during periods indicated:

Units	2016	2015
Balance at January 1,	674,523	888,942
Granted	298,832	160,514
Forfeited	(146,327)	(87,567)
Shares delivered	(149,975)	(286,857)
Balance at September 30,	677,053	675,032

The amount granted in 2016 and 2015 includes PSAs of 199,693 and 105,017, respectively, exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	September 30
In thousands	2016	2015
Three months ended	$765	$395
Nine months ended	2,167	1,214

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS.

	2016		2015
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,199,742	$17.82	1,864,707	$16.20
Granted	743,925	17.54	423,590	24.62
Exercised	(61,190)	10.70	(70,347)	14.12
Canceled / forfeited	(143,932)	17.87	(17,559)	25.24
Outstanding at September 30,	2,738,545	$17.64	2,200,391	$17.82

SOSAR Grants
Weighted average grant date
fair value per share	$4.07		$7.46
Aggregate grant date
fair value (in thousands)	$3,013		$3,134
Black-Scholes assumptions
Dividend yield	2.85%		1.94%
Risk free rate of return	1.34%		1.64%
Volatility	31.97%		36.38%
Expected life	6 yrs		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2016	2015
Three months ended	$650	$671
Nine months ended	2,051	1,940

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post retirement medical benefit plans.

	Three months ended September 30
In thousands	2016	2015
Pension Benefits
Service cost	$2,614	$2,850
Interest cost	6,120	5,868
Expected return on plan assets	(11,331)	(11,498)
Amortization of prior service cost	674	760
Amortization of unrecognized loss	3,293	4,226
Net periodic benefit cost	$1,370	$2,206
Other Benefits
Service cost	$287	$358
Interest cost	498	499
Amortization of prior service cost	(45)	(70)
Amortization of unrecognized (gain)/loss	(189)	58
Net periodic benefit cost	$551	$845

	Nine months ended September 30
In thousands	2016	2015
Pension Benefits
Service cost	$7,855	$8,546
Interest cost	18,360	17,606
Expected return on plan assets	(33,992)	(34,495)
Amortization of prior service cost	2,023	2,281
Amortization of unrecognized loss	9,880	12,679
Net periodic benefit cost	$4,126	$6,617
Other Benefits
Service cost	$860	$1,074
Interest cost	1,494	1,498
Amortization of prior service cost	(136)	(210)
Amortization of unrecognized (gain)/loss	(567)	173
Net periodic benefit cost	$1,651	$2,535

GLATFELTER

9.30.16 Form 10-Q

8.	INVENTORIES

Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2016	2015
Raw materials	$64,579	$60,098
In-process and finished	124,459	115,874
Supplies	73,853	71,242
Total	$262,891	$247,214

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$59,830	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	9,566	10,109
2.05% Term Loan, due Mar. 2023	40,210	42,130
1.30% Term Loan, due Jun. 2023	11,161	-
1.55% Term Loan, due Sep. 2025	10,941	2,839
Total long-term debt	381,708	363,870
Less current portion	(11,432)	(7,366)
Unamortized deferred issuance costs	(2,727)	(3,208)
Long-term debt, net of current portion	$367,549	$353,296

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of September 30, 2016, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.1x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes are redeemable, in whole or in part, at any time on or after October 15, 2016 at the redemption prices specified in the applicable Indenture. These Notes and the guarantees of the notes are senior obligations of the Company and the Guarantors, respectively, rank equally in right of payment with future senior indebtedness of the Company and the Guarantors and will mature on October 15, 2020.

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of September 30, 2016, we met all of the requirements of our debt covenants.

GLATFELTER

9.30.16 Form 10-Q

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

Letters of credit issued to us by certain financial institutions totaled $5.1 million and $5.3 million as of September 30, 2016 and December 31, 2015, respectively. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2016		December 31, 2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$59,830	$59,830	$58,792	$58,792
Fixed-rate bonds	250,000	252,658	250,000	250,938
2.40% Term loan	9,566	9,324	10,109	10,535
2.05% Term loan	40,210	38,735	42,130	42,886
1.30% Term Loan	11,161	10,470	-	-
1.55% Term loan	10,941	10,180	2,839	2,524
Total	$381,708	$381,197	$363,870	$365,675

As of September 30, 2016, and December 31, 2015, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 11.

11.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges."

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2016, the maturity of currency forward contracts ranged from one month to 22 months.

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

GLATFELTER

9.30.16 Form 10-Q

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30 2016	December 31 2015
Derivative
Sell/Buy - sell notional
Euro / British Pound	7,703	10,527
Sell/Buy - buy notional
Euro / Philippine Peso	733,358	758,634
British Pound / Philippine Peso	408,967	542,063
Euro / U.S. Dollar	42,672	51,433
U.S. Dollar / Canadian Dollar	34,143	34,649
U.S. Dollar / Euro	26,774	—

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30 2016	December 31 2015
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	10,500	10,000
British Pound / Euro	2,500	3,500
Sell/Buy - buy notional
Euro / U.S. Dollar	-	12,500
British Pound / Euro	18,500	13,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30 2016	December 31 2015	September 30 2016	December 31 2015
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$330	$955	$958	$1,545
Not designated as hedging:
Forward foreign currency
exchange contracts	$172	$68	$136	$49

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2016	2015	2016	2015
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(347)	$1,972	$(264)	$4,595
Ineffective portion – other – net	(69)	(184)	(399)	104
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$332	$621	$1,396	$1,028

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

GLATFELTER

9.30.16 Form 10-Q

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2016	2015
Balance at January 1,	$(178)	$3,282
Deferred (losses) gains
on cash flow hedges	(200)	1,100
Reclassified to earnings	264	(4,595)
Balance at September 30,	$(114)	$(213)

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded as a component of the capital asset or realized in results of operations within the next twelve to twenty-two months and the amount ultimately recognized will vary depending on actual market rates.

Credit risk related to derivative activity arises in the event the counterparty fails to meet its obligations to us. This exposure is generally limited to the amounts, if any, by which the counterparty’s obligations exceed our obligation to them. Our policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings.

12.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The remedial actions from 2007 through 2014 were funded primarily by NCR and its indemnitors, including Appvion, Inc. In 2015, we placed certain covering and capping in OU4b as a response to the Government’s demands at a cost of $9.7 million. Georgia Pacific and NCR funded work in 2015 pursuant to a proposed consent decree not entered by the court until May 10, 2016. Work is scheduled to continue in OU2-5 through at least 2018, with monitoring and maintenance to follow.

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

GLATFELTER

9.30.16 Form 10-Q

Based upon estimates made by the Governments and independent estimates commissioned by various potentially responsible parties, we have no reason to disagree with the Governments’ assertion. Much of that amount has already been incurred, including approximately $100 million for OU1 and what we believe to be approximately $575 million for OU2-5 prior to the 2016 remediation season.

In 2016, the Governments again seek approximately $100 million of work to be completed in OU2-5. The exact work and a more precise estimate of its cost depend on certain unresolved technical issues. During 2016, we placed the final layer on certain caps at a cost of approximately $4 million.

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

All parties appealed the Whiting Litigation judgment to the United States Court of Appeals for the Seventh Circuit. On September 25, 2014, that court affirmed, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1 -- which is upstream of the outfall of the facilities for which NCR is responsible -- solely as an “arranger for disposal” of PCB-containing waste paper by recycling it at our mill. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation.

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

Appvion and NCR have had a cost-sharing agreement since at least 1998. The court of appeals held if Appvion incurred any recoverable costs because the Governments had named Appvion as a potentially responsible party, then Appvion may have a right to recover those costs under CERCLA. We and Appvion disagree over what being named a PRP means and the proper treatment of amounts that Appvion incurred while a PRP that were also subject to a cost-sharing agreement with NCR; we contend Appvion may not recover costs it was contractually obligated to incur, that it has no other costs, and if it did, we would have a right to contribution of any recovery against NCR and others. However, Appvion takes a contrary position and claims approximately $200 million.

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

9.30.16 Form 10-Q

On remand, the district court issued an opinion on October 19, 2015, holding that NCR had not shown a reasonable basis for apportionment of its liability for the site. On January 25, 2016, the court denied NCR’s request to certify that decision for immediate appeal.

As described below, the United States has withdrawn its natural resources damages claim against us. The Governments’ remaining claims principally consist of claims for (1) unreimbursed past costs of the United States totaling $35.1 million (as incurred through September 30, 2015),  and (2) costs incurred and/or to be incurred by the United States after September 30, 2015 and by the State of Wisconsin after June 30, 2015 in excess of about $4.7 million, respectively. The remaining issues in the Government Action are set for trial to commence after the conclusion of the 2017 trial in the Whiting Litigation.

Interim Funding of Ongoing Work. As described above, the court of appeals vacated the allocation judgment in the Whiting Litigation on September 25, 2014, but neither court has since replaced that allocation with any other. The 2007 UAO requires the PRPs to submit annual remediation work plans. For 2015, the EPA approved the 2015 Work Plan for $100 million of remediation activities. NCR, GP, and we were not able to reach agreement on a division of the costs of that work on an interim basis, subject to reallocation in the Whiting Litigation. NCR and GP entered into a proposed consent decree with the United States under which they agreed to fund certain work estimated to cost approximately $67 million in 2015, and they would not be responsible for completing the remainder of the work in 2015, estimated to cost approximately $33 million. However, NCR and GP did not complete all of the work assigned to them under the consent decree. The United States did not move to enter that consent decree until April 12, 2016, and the court did not enter that decree until May 10, 2016. Through the issuance of the 2015 Work Plan the EPA assigned to us those remaining tasks. Under the proposed consent decree, all parties would remain jointly and severally liable for work in the 2015 Work Plan not completed in 2015, except for a small amount of work upstream of the area for which GP is responsible. We contracted for remediation work in OU4 at a total cost of $9.7 million, an amount of work less than the amount assigned to us in the 2015 Work Plan. We anticipate that the amount of work performed by us in 2015 satisfied our share of the obligation if NCR and GP had performed the work assigned to them in the 2015 Work Plan. The United States disagrees. We cannot predict the outcome of these disagreements or any possible resulting litigation.

The 2016 Work Plan similarly calls for completion of work that is estimated to cost in the range of $100 million. However, unlike the 2015 Work Plan, it does not allocate the work among NCR, GP, and us. The parties have again not come to agreement on an interim allocation among them of responsibility for completing the work called for by the 2016

Work Plan. NCR and GP have begun certain work. We have completed the placement of certain capping material.

Because we may not be able to obtain an agreement with the other parties or a ruling in litigation defining our obligation to contribute to work in any given year prior to the time that work would have to be implemented, it is conceivable that we may have to choose an amount of work that we believe satisfies any obligation we may have to complete work in that year, which selection we will have to defend after the fact. We expect to spend less than $5 million in connection with the 2016 Work Plan. It is conceivable we may be in the same position with respect to work in OU2-5 beyond the 2016 season. Although we are unable to determine with any degree of certainty the amount we may be required to complete or to fund, those amounts could be significant. Any amounts we pay or any other party pays in the interim may be subject to reallocation when the Whiting Litigation is resolved.

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

Reserves for the Site.  Our reserve including ongoing monitoring obligations in OU1, our share of remediation of the downstream portions of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination is set forth below:

	Nine months ended September 30
In thousands	2016	2015
Balance at January 1,	$17,105	$16,223
Payments	(4,193)	(5,617)
Accruals	—	10,000
Balance at September 30,	$12,912	$20,606

GLATFELTER

9.30.16 Form 10-Q

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2015 and 2016 Work Plans. Our reserve as of September 30, 2016, includes our estimate of costs to be incurred for remediation work, pending clarity from the Whiting litigation. If we are unsuccessful in the allocation litigation or in the enforcement litigation described above, we may be required to record additional charges and such charges could be significant.

Of our total reserve for the Fox River, $8.4 million is recorded in the accompanying September 30, 2016 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remainder is recorded under the caption “Other long term liabilities.”

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

GLATFELTER

9.30.16 Form 10-Q

13.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$131.7	$133.9	$61.9	$63.2	$211.8	$222.8	$—	$—	$405.3	$420.0
Energy and related sales, net	—	—	—	—	1.3	1.2	—	—	1.3	1.2
Total revenue	131.7	133.9	61.9	63.2	213.1	224.0	—	—	406.6	421.1
Cost of products sold	105.8	108.4	53.5	54.6	180.1	196.1	6.1	2.1	345.5	361.2
Gross profit (loss)	25.9	25.5	8.4	8.6	33.0	27.9	(6.1)	(2.1)	61.2	59.9
SG&A	11.9	11.5	2.0	1.8	14.3	10.4	7.5	16.2	35.7	39.8
Gains on dispositions of plant, equipment
and timberlands, net	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Total operating income (loss)	14.0	14.1	6.4	6.8	18.7	17.5	(13.6)	(18.2)	25.4	20.2
Non-operating expense	—	—	—	—	—	—	(4.4)	(4.4)	(4.4)	(4.4)
Income (loss) before income taxes	$14.0	$14.1	$6.4	$6.8	$18.7	$17.5	$(18.0)	$(22.6)	$21.0	$15.8
Supplementary Data
Net tons sold (thousands)	39.1	38.9	25.2	24.8	197.3	203.6	—	—	261.5	267.2
Depreciation, depletion and amortization	$6.9	$6.7	$2.4	$2.2	$6.4	$6.4	$0.6	$0.5	$16.3	$15.8
Capital expenditures	5.1	5.8	4.3	1.8	26.7	22.1	0.5	—	36.6	29.7

Nine months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$391.6	$409.6	$183.4	$183.0	$638.9	$655.6	$—	$—	$1,213.9	$1,248.2
Energy and related sales, net	—	—	—	—	4.0	3.9	—	—	4.0	3.9
Total revenue	391.6	409.6	183.4	183.0	642.9	659.5	—	—	1,217.9	1,252.2
Cost of products sold	316.0	329.8	157.5	162.0	574.1	608.4	8.6	7.1	1,056.2	1,107.3
Gross profit (loss)	75.6	79.8	25.9	21.0	68.8	51.1	(8.6)	(7.1)	161.7	144.8
SG&A	35.1	34.4	6.2	5.8	40.9	34.2	22.6	25.7	104.8	100.2
Gains on dispositions of plant, equipment
and timberlands, net	—	—	—	—	—	—	—	(2.9)	—	(2.9)
Total operating income (loss)	40.5	45.4	19.7	15.2	27.9	16.9	(31.2)	(29.9)	56.9	47.5
Non-operating expense	—	—	—	—	—	—	(12.7)	(13.1)	(12.7)	(13.1)
Income (loss) before income taxes	$40.5	$45.4	$19.7	$15.2	$27.9	$16.9	$(43.9)	$(43.0)	$44.2	$34.4
Supplementary Data
Net tons sold (thousands)	116.7	116.2	74.1	71.4	597.7	593.6	—	—	788.5	781.2
Depreciation, depletion and amortization	$21.2	$20.1	$7.0	$6.5	$19.7	$19.3	$1.8	$1.5	$49.7	$47.4
Capital expenditures	13.7	17.3	25.0	4.6	77.4	51.0	0.8	1.4	116.9	74.3

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

GLATFELTER

9.30.16 Form 10-Q

14.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes issued by P. H. Glatfelter Company (the “Parent”) are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc. (“CFNA”), Glatfelter Advance Materials N.A., Inc. (“GAMNA”), and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; or (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 and the First Supplemental Indenture dated as of October 27, 2015, among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes.

The following presents our condensed consolidating statements of income, including comprehensive income for the three months and nine months ended September 30, 2016 and 2015, our condensed consolidating balance sheets as of September 30, 2016 and December 31, 2015 and our condensed consolidating cash flows for the nine months ended September 30, 2016 and 2015.

Condensed Consolidating Statement of Income for the three months ended September 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$211,761	$18,086	$192,214	$(16,760)	$405,301
Energy and related sales, net	1,346	—	—	—	1,346
Total revenues	213,107	18,086	192,214	(16,760)	406,647
Costs of products sold	186,297	16,732	159,208	(16,760)	345,477
Gross profit	26,810	1,354	33,006	—	61,170
Selling, general and administrative
expenses	21,048	(25)	14,724	—	35,747
(Gain) loss on dispositions of plant
equipment and timberlands, net	7	—	(2)	—	5
Operating income	5,755	1,379	18,284	—	25,418
Other non-operating
income (expense)
Interest expense	(4,332)	(1)	(751)	1,189	(3,895)
Interest income	173	1,063	5	(1,189)	52
Equity in earnings of subsidiaries	17,228	16,225	—	(33,453)	—
Other, net	(670)	(819)	916	—	(573)
Total other non-operating
income (expense)	12,399	16,468	170	(33,453)	(4,416)
Income before income taxes	18,154	17,847	18,454	(33,453)	21,002
Income tax provision (benefit)	(1,447)	619	2,229	—	1,401
Net income	19,601	17,228	16,225	(33,453)	19,601
Other comprehensive loss	(69)	(2,307)	(2,462)	4,769	(69)
Comprehensive income	$19,532	$14,921	$13,763	$(28,684)	$19,532

GLATFELTER

9.30.16 Form 10-Q

Condensed Consolidating Statement of Income for the nine months ended September 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$638,918	$54,293	$573,355	$(52,634)	$1,213,932
Energy and related sales, net	4,013	—	—	—	4,013
Total revenues	642,931	54,293	573,355	(52,634)	1,217,945
Costs of products sold	582,751	51,493	474,599	(52,634)	1,056,209
Gross profit	60,180	2,800	98,756	—	161,736
Selling, general and administrative
expenses	62,115	(246)	42,927	—	104,796
Loss on dispositions of plant
equipment and timberlands, net	11	—	20	—	31
Operating income (loss)	(1,946)	3,046	55,809	—	56,909
Other non-operating
income (expense)
Interest expense	(13,036)	(1)	(2,352)	3,425	(11,964)
Interest income	523	3,056	50	(3,425)	204
Equity in earnings of subsidiaries	46,485	44,050	—	(90,535)	—
Other, net	(1,787)	(2,220)	3,051	—	(956)
Total other non-operating
income (expense)	32,185	44,885	749	(90,535)	(12,716)
Income before income taxes	30,239	47,931	56,558	(90,535)	44,193
Income tax provision (benefit)	(7,495)	1,446	12,508	—	6,459
Net income	37,734	46,485	44,050	(90,535)	37,734
Other comprehensive income (loss)	4,134	(2,691)	(2,835)	5,526	4,134
Comprehensive income	$41,868	$43,794	$41,215	$(85,009)	$41,868

GLATFELTER

9.30.16 Form 10-Q

Condensed Consolidating Statement of Income for the three months ended September 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$222,803	$19,005	$197,589	$(19,437)	$419,960
Energy and related sales, net	1,153	—	—	—	1,153
Total revenues	223,956	19,005	197,589	(19,437)	421,113
Costs of products sold	197,906	17,299	165,437	(19,437)	361,205
Gross profit	26,050	1,706	32,152	—	59,908
Selling, general and administrative
expenses	24,764	(8)	15,036	—	39,792
Gain on dispositions of plant
equipment and timberlands, net	(4)	—	(119)	—	(123)
Operating income	1,290	1,714	17,235	—	20,239
Other non-operating
income (expense)
Interest expense	(4,346)	—	(23,201)	23,230	(4,317)
Interest income	181	23,129	11	(23,231)	90
Equity in earnings of subsidiaries	14,173	(9,366)	—	(4,808)	—
Other, net	(961)	23	718	—	(220)
Total other non-operating
income (expense)	9,047	13,786	(22,472)	(4,809)	(4,447)
Income (loss) before income taxes	10,337	15,500	(5,237)	(4,809)	15,792
Income tax provision (benefit)	(3,167)	1,270	4,185	—	2,288
Net income (loss)	13,504	14,230	(9,422)	(4,809)	13,504
Other comprehensive loss	(3,002)	(5,954)	(7,752)	13,706	(3,002)
Comprehensive income (loss)	$10,502	$8,276	$(17,174)	$8,897	$10,502

GLATFELTER

9.30.16 Form 10-Q

Condensed Consolidating Statement of Income for the nine months ended September 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$655,599	$61,822	$590,466	$(59,655)	$1,248,232
Energy and related sales, net	3,936	—	—	—	3,936
Total revenues	659,535	61,822	590,466	(59,655)	1,252,168
Costs of products sold	614,060	58,554	494,360	(59,655)	1,107,319
Gross profit	45,475	3,268	96,106	—	144,849
Selling, general and administrative
expenses	57,607	947	41,647	—	100,201
Gains on dispositions of plant,
equipment and timberlands, net	(1,526)	(1,183)	(179)	—	(2,888)
Operating income (loss)	(10,606)	3,504	54,638	—	47,536
Other non-operating
income (expense)
Interest expense	(13,771)	—	(35,965)	36,559	(13,177)
Interest income	513	36,226	52	(36,559)	232
Equity in earnings of subsidiaries	48,775	11,879	—	(60,654)	—
Other, net	(2,423)	(136)	2,367	—	(192)
Total other non-operating
income (expense)	33,094	47,969	(33,546)	(60,654)	(13,137)
Income before income taxes	22,488	51,473	21,092	(60,654)	34,399
Income tax provision (benefit)	(7,789)	2,586	9,325	—	4,122
Net income	30,277	48,887	11,767	(60,654)	30,277
Other comprehensive income (loss)	(21,200)	(30,607)	21,156	9,451	(21,200)
Comprehensive income	$9,077	$18,280	$32,923	$(51,203)	$9,077

GLATFELTER

9.30.16 Form 10-Q

Condensed Consolidating Balance Sheet as of September 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$3,658	$418	$46,676	$—	$50,752
Other current assets	222,853	265,889	270,650	(280,576)	478,816
Plant, equipment and timberlands, net	351,301	20,918	399,234	—	771,453
Investments in subsidiaries	798,376	548,865	—	(1,347,241)	—
Other assets	115,900	—	137,318	—	253,218
Total assets	$1,492,088	$836,090	$853,878	$(1,627,817)	$1,554,239
Liabilities and Shareholders' Equity
Current liabilities	$415,957	$36,689	$144,048	$(280,576)	$316,118
Long-term debt	269,535	1,000	97,014	—	367,549
Deferred income taxes	26,048	(288)	47,315	—	73,075
Other long-term liabilities	88,859	313	16,636	—	105,808
Total liabilities	800,399	37,714	305,013	(280,576)	862,550
Shareholders’ equity	691,689	798,376	548,865	(1,347,241)	691,689
Total liabilities and
shareholders’ equity	$1,492,088	$836,090	$853,878	$(1,627,817)	$1,554,239

Condensed Consolidating Balance Sheet as of December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,130	$465	$45,709	$—	$105,304
Other current assets	199,690	238,515	239,367	(230,509)	447,063
Plant, equipment and timberlands, net	286,334	1,114	411,416	—	698,864
Investments in subsidiaries	737,450	507,116	—	(1,244,566)	—
Other assets	106,586	—	142,599	—	249,185
Total assets	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416
Liabilities and Shareholders' Equity
Current liabilities	$363,037	$9,725	$162,081	$(230,523)	$304,320
Long-term debt	247,075	—	106,221	—	353,296
Deferred income taxes	28,561	(79)	47,976	—	76,458
Other long-term liabilities	87,270	—	15,825	—	103,095
Total liabilities	725,943	9,646	332,103	(230,523)	837,169
Shareholders’ equity	663,247	737,564	506,988	(1,244,552)	663,247
Total liabilities and
shareholders’ equity	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416

GLATFELTER

9.30.16 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$41,753	$3,748	$13,936	$—	$59,437
Investing activities
Expenditures for purchases of plant,
equipment and timberlands	(78,187)	(21,066)	(17,695)	—	(116,948)
Proceeds from disposals of plant,
equipment and timberlands, net	41	—	14	—	55
Repayments from intercompany loans	—	11,101	—	(11,101)	—
Advances of intercompany loans	—	(12,330)	—	12,330	—
Intercompany capital
contributed	(17,000)	(500)	—	17,500	—
Other	(400)	—	—	—	(400)
Total investing activities	(95,546)	(22,795)	(17,681)	18,729	(117,293)
Financing activities
Net long-term borrowings	—	—	14,983	—	14,983
Payments of borrowing costs	(136)	—	—	—	(136)
Payment of dividends
to shareholders	(16,134)	—	—	—	(16,134)
Repayments of intercompany loans	—	—	(11,101)	11,101	—
Borrowings of intercompany loans	12,330	—	—	(12,330)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Proceeds from government grants	3,251	2,000	—	—	5,251
Payments related to share-based comp-
ensation awards and other	(990)	—	—	—	(990)
Total financing activities	(1,679)	19,000	4,382	(18,729)	2,974
Effect of exchange rate on cash	—	—	330	—	330
Net increase (decrease) in cash	(55,472)	(47)	967	—	(54,552)
Cash at the beginning of period	59,130	465	45,709	—	105,304
Cash at the end of period	$3,658	$418	$46,676	$—	$50,752

GLATFELTER

9.30.16 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$9,927	$152	$60,444	$—	$70,523
Investing activities
Expenditures for purchases of plant,
equipment and timberlands	(52,331)	(42)	(21,907)	—	(74,280)
Proceeds from disposals of plant,
equipment and timberlands, net	1,584	1,213	384	—	3,181
Repayments from intercompany loans	1,465	53,855	—	(55,320)	—
Advances of intercompany loans	—	(44,590)	—	44,590	—
Intercompany capital
(contributed) returned	10,500	(300)	—	(10,200)	—
Acquisitions, net of cash acquired	—	—	(224)	—	(224)
Other	(1,600)	—	—	—	(1,600)
Total investing activities	(40,382)	10,136	(21,747)	(20,930)	(72,923)
Financing activities
Net repayments of indebtedness	—	—	(3,387)	—	(3,387)
Payments of borrowing costs	(1,329)	—	—	—	(1,329)
Payment of dividends
to shareholders	(15,215)	—	—	—	(15,215)
Repayments of intercompany loans	(9,158)	—	(46,162)	55,320	—
Borrowings of intercompany loans	44,590	—	—	(44,590)	—
Intercompany capital (returned) received	—	(10,500)	300	10,200	—
Payments related to share-based comp-
ensation awards and other	(2,015)	—	—	—	(2,015)
Total financing activities	16,873	(10,500)	(49,249)	20,930	(21,946)
Effect of exchange rate on cash	—	—	(1,826)	—	(1,826)
Net decrease in cash	(13,582)	(212)	(12,378)	—	(26,172)
Cash at the beginning of period	42,208	509	57,120	—	99,837
Cash at the end of period	$28,626	$297	$44,742	$—	$73,665

GLATFELTER

9.30.16 Form 10-Q

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
xii.

cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our former Neenah mill was located;

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

GLATFELTER

9.30.16 Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2016 versus the nine months ended September 30, 2015

Overview Net income for the first nine months of 2016 was $37.7 million, or $0.86 per diluted share compared with $30.3 million, or $0.69 per diluted share in the first nine months of 2015. Adjusted earnings, a non-GAAP measure, was $43.0 million, or $0.98 per diluted share for the first nine months of 2016 compared with $36.0 million, or $0.82 per diluted share, for the same period a year ago. Our Advanced Airlaid Materials and Specialty Papers businesses reported significantly higher operating income in the comparison. The impact of lower selling prices was more the offset by lower input costs, improved operations and, with respect to Specialty Papers, less costly annual maintenance outages. The improved performance of these two businesses was partially offset by lower operating income in the Composite Fibers business, which was impacted by lower selling prices. The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30
In thousands, except per share	2016	2015
Net sales	$1,213,932	$1,248,232
Gross profit	161,736	144,849
Operating income	56,909	47,536
Net income	37,734	30,277
Earnings per diluted share	0.86	0.69

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

Acquisition and integration related costs. These adjustments include costs directly related to the consummation of the acquisition process and those related to integrating businesses previously acquired. These costs are irregular in timing and as such may not be indicative of our past and future performance.

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the nine months ended September 30, 2016 and 2015:

GLATFELTER

9.30.16 Form 10-Q

	2016		2015
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$37,734	$0.86	$30,277	$0.69
Adjustments (pre-tax)
Specialty Papers' environmental compliance	6,645		-
Airlaid capacity expansion costs	1,308		-
Fox River environmental matter	-		10,000
Asset impairment charge	-		1,201
Timberland sales and related costs	-		(2,705)
Workforce efficiency charges	88		2,249
Acquisition and integration related costs	-		178
Total adjustments (pre-tax)	8,041		10,923
Income taxes (1) (2)	(2,736)		(5,175)
Total after-tax adjustments	5,305	0.12	5,748	0.13
Adjusted earnings	$43,039	$0.98	$36,025	$0.82

(1)	Tax effect for adjustments calculated based on the tax rate of the jurisdiction in which each adjustment originated.
(2)	Includes release of $1.4 million of tax reserves on timberland sales in 2015.

Business Unit Performance

Nine months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$391.6	$409.6	$183.4	$183.0	$638.9	$655.6	$—	$—	$1,213.9	$1,248.2
Energy and related sales, net	—	—	—	—	4.0	3.9	—	—	4.0	3.9
Total revenue	391.6	409.6	183.4	183.0	642.9	659.5	—	—	1,217.9	1,252.2
Cost of products sold	316.0	329.8	157.5	162.0	574.1	608.4	8.6	7.1	1,056.2	1,107.3
Gross profit (loss)	75.6	79.8	25.9	21.0	68.8	51.1	(8.6)	(7.1)	161.7	144.8
SG&A	35.1	34.4	6.2	5.8	40.9	34.2	22.6	25.7	104.8	100.2
Gains on dispositions of plant, equipment
and timberlands, net	—	—	—	—	—	—	—	(2.9)	—	(2.9)
Total operating income (loss)	40.5	45.4	19.7	15.2	27.9	16.9	(31.2)	(29.9)	56.9	47.5
Non-operating expense	—	—	—	—	—	—	(12.7)	(13.1)	(12.7)	(13.1)
Income (loss) before income taxes	$40.5	$45.4	$19.7	$15.2	$27.9	$16.9	$(43.9)	$(43.0)	$44.2	$34.4
Supplementary Data
Net tons sold (thousands)	116.7	116.2	74.1	71.4	597.7	593.6	—	—	788.5	781.2
Depreciation, depletion and amortization	$21.2	$20.1	$7.0	$6.5	$19.7	$19.3	$1.8	$1.5	$49.7	$47.4
Capital expenditures	13.7	17.3	25.0	4.6	77.4	51.0	0.8	1.4	116.9	74.3

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

GLATFELTER

9.30.16 Form 10-Q

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2016	2015	Change
Net sales	$1,213,932	$1,248,232	$(34,300)
Energy and related sales, net	4,013	3,936	77
Total revenues	1,217,945	1,252,168	(34,223)
Costs of products sold	1,056,209	1,107,319	(51,110)
Gross profit	$161,736	$144,849	$16,887
Gross profit as a percent of Net sales	13.3%	11.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2016	2015
Business Unit
Composite Fibers	32.3%	32.8%
Advanced Airlaid Material	15.1	14.7
Specialty Papers	52.6	52.5
Total	100.0%	100.0%

Net sales totaled $1,213.9 million and $1,248.2 million in the first nine months of 2016 and 2015, respectively. The $34.3 million decrease was primarily driven by $24.4 million of lower selling prices and $6.7 million of unfavorable currency translation. Shipping volumes increased 0.9%.

Composite Fibers’ net sales decreased $18.0 million, or 4.4%, primarily due to $6.3 million of lower selling prices and $6.8 million of unfavorable currency translation.

Composite Fibers’ operating income for the nine months of 2016 decreased $4.9 million to $40.5 million compared to the year-ago period. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $0.4 million in the year-over-year comparison as the impact from higher shipping volumes was substantially offset by $7.7 million of lower selling prices, from the contractual pass through of lower raw material costs. Shipping volumes increased 3.8% primarily due to higher shipments of hygiene products.

Advanced Airlaid Materials’ operating income totaled $19.7 million, an increase of $4.5 million,  compared to the same period a year ago. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $16.7 million, or 2.5% due to a $10.4 million impact from lower selling prices. Shipping volumes  increased 0.7%. The business unit again outperformed the broader uncoated freesheet market which declined 0.8%.

Operating income totaled $27.9 million, an increase of $11.0 million compared to the first nine months of 2015. The primary drivers are summarized in the following chart:

The improvement in “Operations & Other” in the chart above includes $7.1 million from the lower cost of the annual maintenance outages.

GLATFELTER

9.30.16 Form 10-Q

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first nine months of 2016 and 2015:

	Nine months ended September 30
In thousands	2016	2015	Change
Energy sales	$2,919	$4,375	$(1,456)
Costs to produce	(3,229)	(3,387)	158
Net	(310)	988	(1,298)
Renewable energy credits	4,323	2,948	1,375
Total	$4,013	$3,936	$77

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $31.2 million in the first nine months of 2016 compared with $29.9 million in the first nine months of 2015. Excluding $2.9 million of gains in 2015 from sales of timberlands in the comparison, unallocated net operating expenses decreased $1.6 million primarily due to lower pension expense.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended September 30
In thousands	2016	2015	Change
Recorded as:
Costs of products sold	$1,761	$5,247	$(3,486)
SG&A expense	2,365	1,370	995
Total	$4,126	$6,617	$(2,491)

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

Income taxes For the first nine months of 2016, we recorded a provision for income taxes of $6.5 million on pretax income of $44.2 million. The comparable amounts in the same period of 2015 were $4.1 million and $34.4 million, respectively. Tax expense in the first nine months of 2016 includes a benefit of $2.4 million primarily due to investment tax credits, release of reserves related to the completion of tax audits and changes in statutory tax rates. The effective tax rate in 2015 includes the benefit of a $2.6 million release of uncertain tax positions in connection with the completion of certain tax audits.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €120 million. For the first nine months of 2016,  the average currency exchange rate was essentially unchanged in the year over year comparison. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2016.

In thousands	Nine months ended September 30, 2016
Favorable (unfavorable)
Net sales	$(6,672)
Costs of products sold	2,736
SG&A expenses	725
Income taxes and other	355
Net income	$(2,856)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2016 were the same as 2015. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

9.30.16 Form 10-Q

Three months ended September 30, 2016 versus the three months ended September 30, 2015

Overview For the third quarter of 2016, net income totaled $19.6 million, or $0.44 per diluted share compared with $13.5 million, or $0.31 per diluted share in the third quarter of 2015. Adjusted earnings for the third quarter of 2016 were $24.0 million, or $0.54  per diluted share compared with $20.8 million, or $0.47 per diluted share, for the same period a year ago.

The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2016	2015
Net sales	$405,301	$419,960
Gross profit	61,170	59,908
Operating income	25,418	20,239
Net income	19,601	13,504
Earnings per diluted share	0.44	0.31

The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended September 30, 2016 and 2015:

	2016		2015
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$19,601	$0.44	$13,504	$0.31
Adjustments (pre-tax)
Specialty Papers' environmental compliance	5,520		-
Airlaid capacity expansion costs	1,051		-
Fox River environmental matter	-		10,000
Asset impairment charge	-		1,201
Workforce efficiency charges	-		296
Acquisition and integration related costs	-		18
Total adjustments (pre-tax)	6,571		11,515
Income taxes (1)	(2,193)		(4,212)
Total after-tax adjustments	4,378	0.10	7,303	0.17
Adjusted earnings	$23,979	0.54	$20,807	$0.47

(1)	Tax effect for adjustments calculated based on the tax rate of the jurisdiction in which each adjustment originated.

Business Unit Performance

Three months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$131.7	$133.9	$61.9	$63.2	$211.8	$222.8	$—	$—	$405.3	$420.0
Energy and related sales, net	—	—	—	—	1.3	1.2	—	—	1.3	1.2
Total revenue	131.7	133.9	61.9	63.2	213.1	224.0	—	—	406.6	421.1
Cost of products sold	105.8	108.4	53.5	54.6	180.1	196.1	6.1	2.1	345.5	361.2
Gross profit (loss)	25.9	25.5	8.4	8.6	33.0	27.9	(6.1)	(2.1)	61.2	59.9
SG&A	11.9	11.5	2.0	1.8	14.3	10.4	7.5	16.2	35.7	39.8
Gains on dispositions of plant, equipment
and timberlands, net	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Total operating income (loss)	14.0	14.1	6.4	6.8	18.7	17.5	(13.6)	(18.2)	25.4	20.2
Non-operating expense	—	—	—	—	—	—	(4.4)	(4.4)	(4.4)	(4.4)
Income (loss) before income taxes	$14.0	$14.1	$6.4	$6.8	$18.7	$17.5	$(18.0)	$(22.6)	$21.0	$15.8
Supplementary Data
Net tons sold (thousands)	39.1	38.9	25.2	24.8	197.3	203.6	—	—	261.5	267.2
Depreciation, depletion and amortization	$6.9	$6.7	$2.4	$2.2	$6.4	$6.4	$0.6	$0.5	$16.3	$15.8
Capital expenditures	5.1	5.8	4.3	1.8	26.7	22.1	0.5	—	36.6	29.7

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

9.30.16 Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2016	2015	Change
Net sales	$405,301	$419,960	$(14,659)
Energy and related sales, net	1,346	1,153	193
Total revenues	406,647	421,113	(14,466)
Costs of products sold	345,477	361,205	(15,728)
Gross profit	$61,170	$59,908	$1,262
Gross profit as a percent of Net sales	15.1%	14.3%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2016	2015
Business Unit
Composite Fibers	32.5%	31.9%
Advanced Airlaid Material	15.3	15.0
Specialty Papers	52.2	53.1
Total	100.0%	100.0%

Net sales totaled $405.3 million and $420.0 million in the third quarters of 2016 and 2015, respectively. Lower selling prices unfavorably impacted the year-over-year comparison by $6.3 million and shipping volumes declined 2.1%.

Composite Fibers’ net sales declined $2.3 million, or 1.7%, primarily due to $1.6 million from lower selling prices. Shipping volumes increased 0.5% in the comparison.

Composite Fibers’ third quarter of 2016 operating income decrease slightly to $14.0 million. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales decreased $1.3 million in the quarter-over-quarter comparison primarily due to $2.2 million of lower selling prices. Shipping volumes increased 1.8% primarily due to higher shipments of wipes products.

Advanced Airlaid Materials’ operating income totaled $6.4 million compared with $6.8 million in the third quarter of 2015. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $11.0 million, or 5.0%, due to a 3.1 % decline in shipping volumes and a $2.5 million impact from lower selling prices.

Specialty Papers’ operating income totaled $18.7 million in the third quarter of 2016, slightly higher compared with the same period a year ago. The primary drivers are summarized in the following chart:

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the third quarters of 2016 and 2015:

	Three months ended September 30
In thousands	2016	2015	Change
Energy sales	$1,101	$1,047	$54
Costs to produce	(1,187)	(1,131)	(56)
Net	(86)	(84)	(2)
Renewable energy credits	1,432	1,237	195
Total	$1,346	$1,153	$193

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $13.6 million in the third quarter of 2016

GLATFELTER

9.30.16 Form 10-Q

compared with $18.2 million in the third quarter of 2015. The decrease was primarily due to the $10.0 million reserve for environmental matters recorded in the third quarter of 2015, partially offset by higher incentive compensation and professional service fees in 2016.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended September 30
In thousands	2016	2015	Change
Recorded as:
Costs of products sold	$582	$1,752	$(1,170)
SG&A expense	788	454	334
Total	$1,370	$2,206	$(836)

Income taxes For the third quarter of 2016, we recorded $1.4 million of tax expense on pretax income of $21.0 million. The comparable amounts in the third quarter of 2015 were taxes of $2.3 million on a pretax income of $15.8 million. The third quarter 2016 tax rate benefited by $2.4 million primarily due to investment tax credits, release of reserves related to the completion of tax audits and changes in statutory tax rates.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2016.

In thousands	Three months ended September 30, 2016
Favorable (unfavorable)
Net sales	$(2,153)
Costs of products sold	(475)
SG&A expenses	350
Income taxes and other	318
Net income	$(1,960)

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

	Nine months ended September 30
In thousands	2016	2015
Cash and cash equivalents at
beginning of period	$105,304	$99,837
Cash provided (used) by
Operating activities	59,437	70,523
Investing activities	(117,293)	(72,923)
Financing activities	2,974	(21,946)
Effect of exchange rate
changes on cash	330	(1,826)
Net cash used	(54,552)	(26,172)
Cash and cash equivalents at
end of period	$50,752	$73,665

At September 30, 2016, we had $50.8 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested; however, as of September 30, 2016, the majority of our cash and cash equivalents is either held by domestic entities or is available for use domestically. In addition to our cash and cash equivalents, $227.8 million is available under our revolving credit agreement, which matures in March 2020.

Cash provided by operating activities totaled $59.4 million in the first nine months of 2016 compared with $70.5 million in the same period a year ago. The decrease in cash from operations primarily reflects an increase in cash used for working capital partially offset by improved operating income.

Net cash used by investing activities increased by $44.4 million in the year-over-year comparison primarily due to capital expenditures for Specialty Papers’ environmental compliance and Advanced Airlaid Materials’ capacity expansion projects which totaled $73.6 million in 2016 compared to $19.0 million in 2015. Capital expenditures are expected to total between $155 million and $170 million for 2016, including approximately $55 million to $60 million for the Specialty Papers’ environmental compliance projects and $40 million to $45 million for the Airlaid capacity expansion.

Net cash provided by financing activities totaled $3.0 million in the first nine months of 2016 compared with a use of $21.9 million in the same period of 2015. The increase in cash provided by financing activities primarily reflects additional term loan borrowings and receipt of $5.3 million of government grants primarily related to our Airlaid capacity expansion and Specialty Papers’ compliance projects.

GLATFELTER

9.30.16 Form 10-Q

The following table sets forth our outstanding long-term indebtedness:

	September 30	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$59,830	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	9,566	10,109
2.05% Term Loan, due Mar. 2023	40,210	42,130
1.30% Term Loan, due Jun. 2023	11,161	-
1.55% Term Loan, due Sep. 2025	10,941	2,839
Total long-term debt	381,708	363,870
Less current portion	(11,432)	(7,366)
Unamortized deferred issuance costs	(2,727)	(3,208)
Long-term debt, net of current portion	$367,549	$353,296

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of September 30, 2016, the leverage ratio, as calculated in accordance with the definition in our credit agreement, was 2.1x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of September 30, 2016, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 9.

Financing activities includes cash used for common stock dividends which increased in the comparison reflecting a 4% increase in our quarterly cash dividend. In the first nine months of 2016, we used $16.1 million of cash for dividends on our common stock compared with $15.2 million in the same period of 2015. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We will incur material capital costs to comply with new air quality regulations including the

U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules will require process modifications and/or installation of air pollution controls on boilers at two of our facilities. We are converting or replacing five coal-fired boilers to natural gas and upgrading site infrastructure to accommodate the new boilers, including connecting to gas pipelines. Net of government grants, the total cost of these projects is estimated at $95 million to $100 million, of which approximately $82.9 million has been incurred through the end of the third quarter of 2016. The balance of the related spending will be substantially completed in 2016.

As more fully discussed in Item 1 - Financial Statements – Note 12 – Commitments, Contingencies and Legal Proceedings (“Note 12”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for contributions to the clean-up activity. During 2015, we used $9.7 million and expect to spend less than $5.0 million in 2016 for remediation activities. It is conceivable we may need to fund amounts in excess of this to fund a portion of the on-going costs beyond 2016. Although we are unable to determine with any degree of certainty the amount we may be required to fund for interim remediation work, such amounts could be significant. The ultimate allocation of such costs is the subject of extensive ongoing litigation amongst three potentially responsible parties. See Note 12 for a summary of significant environmental matters.

During 2016, we expect our use of cash for capital expenditures, strategic investments and environmental compliance projects will exceed cash generated from operations. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 12, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

GLATFELTER

9.30.16 Form 10-Q

Off-Balance-Sheet Arrangements As of September 30, 2016 and December 31, 2015, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes in the fourth quarter of 2016 are expected be approximately 5% lower than the third quarter driven by lower sales of metalized products. Selling prices and raw material and energy prices are expected to be in-line with the third quarter. We anticipate the impact of machine downtime to reduce inventory levels will be largely offset by cost reduction initiatives.

Advanced Airlaid Materials’ shipping volumes are expected to decline slightly compared with the third quarter. Customer selling prices and raw material and energy prices are expected to be in-line with the third quarter.

For Specialty Papers, shipping volumes in the fourth quarter are expected to be in line with the third quarter. Lower selling prices and mix changes are expected to reduce operating profit by approximately $5 million. The impact of machine downtime to reduce inventory levels is expected to be offset by lower maintenance costs. Raw material and energy prices are expected to increase moderately.

GLATFELTER

9.30.16 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2016
Dollars in thousands	2017	2018	2019	2020	2021	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$250,000	$250,000	$250,000	$252,658
At fixed interest rates – Term Loans	62,732	52,903	42,389	31,876	21,362	71,878	68,709
At variable interest rates	59,830	59,830	59,830	59,830	59,830	59,830	59,830
						$381,708	$381,197
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	2.17%	2.17%	2.17%	2.17%	2.17%
On variable rate debt	1.25%	1.25%	1.25%	1.25%	1.25%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2016. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2016, we had $379.0 million of long-term debt, net of unamortized debt issuance costs, of which 15.8% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At September 30, 2016, the interest rate paid was approximately 1.25%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million.

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions – “cash flow hedges”; or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables – “foreign currency hedges.” For a more complete discussion of this activity, refer to Item 1 – Financial Statements – Note 11.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2016, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

9.30.16 Form 10-Q

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

November 1, 2016

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

9.30.16 Form 10-Q

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

9.30.16 Form 10-Q