Form 10-K
period 2016-12-31
GLATFELTER P H CO
filed 2017-02-24
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Based on the closing price as of June 30, 2016, the aggregate market value of the Common Stock of the Registrant held by non‑affiliates was $839.8 million.

Common Stock outstanding on February 21, 2017 totaled 43,558,387 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10‑K:

Portions of the registrant’s Proxy Statement to be dated on or about March 30, 2017 are incorporated by reference to Part III.

P. H. GLATFELTER COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended

DECEMBER 31, 2016

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

Overview   Glatfelter began operations in 1864, and we believe we are one of the world’s leading manufacturers of specialty papers and fiber-based engineered materials. We are headquartered in York, Pennsylvania, and we own and operate manufacturing facilities in, Pennsylvania, Ohio, Canada, Germany, the United Kingdom, France, and the Philippines and we have sales and distribution offices in Russia and China. We are constructing a new manufacturing facility in Arkansas which is expected to be operational by the end of 2017. Exclusive of Arkansas, our ten manufacturing facilities have a combined production capacity of approximately 1.1 million tons of specialty papers and airlaid products used in a wide array of applications.

Strategy   Our strategy is focused on growing, organically and by acquisition, in our key global growth markets including single-serve coffee and tea products, nonwoven wall cover materials, electrical products, hygiene and wipes products, and other technical engineered materials. We partner with leading consumer product companies and other market leaders to provide innovative solutions delivering outstanding performance to meet market requirements. Over the past several years, we have made investments to increase production capacity and improve our technical capabilities to ensure we are best positioned to serve the market demands and grow our revenue. We are committed to growing in our key markets and expect to make additional investments to support our customers and satisfy market demands. Consistent with this strategy, we are investing approximately $80 million to build a new advanced airlaid facility in Arkansas to service the North America market. Production at the new facility is expected to begin in late 2017 with annual production capacity of approximately 22,000 short tons. The investment increases our total global airlaid materials capacity to approximately 129,000 short tons.

New product development and new business development are critical components of our business.

During 2016, 2015 and 2014, we invested $10.3 million, $10.4 million and $12.3 million, respectively, in new product development activities. In each of the past three years, in excess of 50% of net sales were generated from products developed, enhanced or improved within the past five years.

In addition, our business strategy includes expanding product margins and generating strong free cash flows driven by delivering on cost reduction and continuous improvement initiatives and by making strategic investments designed to improve our returns on invested capital.

Acquisitions   Over the past several years, we have completed a number of acquisitions that have diversified our revenue, expanded our geographic footprint and enhanced our asset base. Our acquisition strategy is focused on targeting investments in adjacent or closely related markets and which complement our long-term strategy of driving growth in core markets. Since 2006, we have successfully completed six acquisitions demonstrating our ability to establish leading market positions through the successful acquisition and integration of complementary businesses.

Business Units   We manage our company as three separate business units: Composite Fibers; Advanced Airlaid Materials; and Specialty Papers. Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2016	2015	2014
Net sales	$1,604,797	$1,661,084	$1,802,415
Business unit contribution
Composite Fibers	32.2%	32.6%	34.3%
Advanced Airlaid Materials	15.2	14.7	15.6
Specialty Papers	52.6	52.7	50.1
Total	100.0%	100.0%	100.0%

Net tons sold by each business unit for the past three years were as follows:

Short tons	2016	2015	2014
Composite Fibers	151,766	153,766	157,336
Advanced Airlaid Materials	99,037	95,957	99,667
Specialty Papers	794,318	802,188	802,878
Total	1,045,121	1,051,911	1,059,881

Composite Fibers   Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage filtration paper primarily used for single-serve coffee and tea products;
•	Wallcovering base materials used by the world’s largest wallpaper manufacturers;

GLATFELTER 2016 FORM 10-K	1

•	Metallized products used in labels, packaging liners, gift wrap, and other consumer product applications;
•	Composite Laminates paper used in production of decorative laminates, furniture, and flooring applications; and
•

Technical Specialties a diverse line of special paper products used in applications such as electrical energy storage, transport and transmission, wipes, and other highly-engineered fiber-based applications.

We believe Composite Fibers maintains a market leadership position in the single-serve coffee and tea markets, nonwoven wallcover base material and many others of the products it produces. This business unit’s revenue composition by market consisted of the following for the years indicated:

In thousands	2016	2015	2014
Food & beverage	$258,463	$274,865	$296,304
Wallcovering	90,767	91,620	149,957
Metallized	61,059	68,397	80,839
Composite laminates	35,107	34,897	38,159
Technical specialties and other	71,558	71,689	52,592
Total	$516,954	$541,468	$617,851

A significant portion of this business unit’s revenue is transacted in currencies other than the U.S. dollar and therefore the comparison from period to period reflects the impact of changes in currency exchange rates. Changes in exchange rates unfavorably affected the comparison of 2016 to 2015 by $11.1 million and by $75.8 million in the comparison of 2015 to 2014.

We believe many of the markets served by Composite Fibers present attractive growth opportunities due to evolving consumer preferences, new or emerging geographic markets, and increased market share through superior products and quality. We also believe growth opportunities exist as a result of new product innovations. Many of this business’ papers are extremely lightweight, technically sophisticated, require specialized fibers, and require specifically designed papermaking equipment and production processes. Our proven capability to produce these demanding products and our focus on customer relationships positions us well to compete in these global markets.

The primary raw materials used in the production of our lightweight papers are abaca pulp, wood pulp and synthetic fibers. Sufficient quantities of abaca pulp and its source abaca fiber are required to support growth in this business unit. Abaca pulp, a specialized pulp with limited sources of availability, is produced by our Philippine mill, which provides a unique advantage to our Composite Fibers business unit. In the event the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.

The Composite Fibers business unit is comprised of five paper making facilities (Germany, France and England), two metallizing operations (Wales and Germany) and a pulp mill (the Philippines). The combined attributes of the facilities are summarized as follows:

Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
155,500 lightweight and other paper	Abaca pulp	14,500
	Wood pulp	93,000
	Synthetic fiber	22,000
28,000 metallized	Base stock	28,000
18,000 abaca pulp	Abaca fiber	25,800

Composite Fibers’ lightweight products are produced using highly specialized inclined wire paper machine technology. We believe we currently maintain approximately 25% of the global inclined wire capacity.

In addition to critical raw materials, Composite Fibers’ production cost is influenced by energy prices, particularly natural gas. The business unit generates all of its steam needed for production by burning natural gas. However, in 2016, it purchased approximately 75% of its electricity needs the cost of which is influenced by the natural gas markets.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Single serve coffee & tea	Ahlstrom, Purico, MB Papeles and Zhejiang Kan
Nonwoven wallcovering	Technocell, Neu Kaliss, and Goznak
Composite laminates	Schweitzer-Maudit, Purico, MB Papeles and Oi Feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.

Our strategy in Composite Fibers is focused on:

•	capitalizing on growing global markets in food & beverage, electrical products and consumer products;
•	optimizing capacity utilization provided by the investment in state-of-the-art inclined wire technology to support consistent growth of key markets;
•	enhancing product mix across all markets by utilizing new product and new business development capabilities;

•	maximize continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and
•	ensuring readily available access to specialized raw material requirements to support projected growth.

Advanced Airlaid Materials Our Advanced Airlaid Materials business unit is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials primarily used to manufacture consumer products for growing global end-user markets. The markets served by Advanced Airlaid Materials include:

•	feminine hygiene;
•	specialty wipes;
•	adult incontinence;
•	home care; and
•	other consumer products.

Advanced Airlaid Materials serves customers who are industry leading consumer product companies as well as private label converters. We believe this business unit holds leading market share positions in many of the markets it serves. Advanced Airlaid Materials has developed long-term customer relationships through superior quality, customer service, and a reputation for quickly bringing product and process innovations to market.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2016	2015	2014
Feminine hygiene	$173,902	$182,048	$216,836
Specialty wipes	25,206	22,950	16,002
Adult incontinence	12,281	10,720	17,586
Home care	12,630	13,345	15,401
Other	20,243	15,526	15,848
Total	$244,262	$244,589	$281,673

A significant portion of this business unit’s revenue is transacted in currencies other than the U.S. dollar and therefore the comparison from period to period reflects the impact of changes in currency exchange rates. Changes in exchange rates unfavorably affected the comparison of 2015 to 2014 by $25.1 million. The effect of currency changes was not material in 2016 compared with 2015.

The feminine hygiene category accounted for 71% of Advanced Airlaid Material’s revenue in 2016. The majority of sales of this product are to a small group of large, leading global consumer products companies. These markets are considered to be more growth oriented due to population growth in certain geographic regions and changing consumer preferences. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.

The Advanced Airlaid Materials business unit operates state-of-the-art facilities in Falkenhagen, Germany and Gatineau, Canada. The Falkenhagen location operates three multi-bonded production lines and three proprietary single-lane festooners. The Gatineau location consists of two airlaid production lines employing multi-bonded and thermal-bonded airlaid technologies and two proprietary single-lane festooners. In addition, we are building a new production facility in Fort Smith, Arkansas which is expected to be operational in late 2017 with an annual capacity of approximately 22,000 short tons and will primarily serve the growing demand for wipes and hygiene airlaid products in North America.

The business unit’s two existing facilities operate with the following combined attributes:

Airlaid Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
107,000	Fluff pulp	81,000

In addition to the cost of critical raw materials, our cost to produce is impacted by energy. Advanced Airlaid Materials purchases substantially all of the electricity and natural gas used in its operations. Approximately 90% of this business unit’s revenue is earned under contracts with pass-through provisions directly related to the cost of key raw materials.

Advanced Airlaid Materials continues to be a technology and product innovation leader in technically demanding segments of the airlaid market. This business unit’s airlaid material production employs multi-bonded and thermal-bonded airlaid technologies as opposed to other methods such as hydrogen-bonding. We believe that its facilities are among the most modern and flexible airlaid facilities in the world, allowing it to produce at industry leading operating rates. Its proprietary single-lane festooning technology provides converting and product packaging which supports efficiency optimization by the customers converting processes. This business unit’s in-house technical expertise, combined with significant capital investment requirements and rigorous customer expectations creates large barriers to entry for new competitors.

The following summarizes this business unit’s key competitors:

Market segment	Competitor
Airlaid products	Georgia-Pacific LLC, Fitesa, McAirlaid's GmbH, Domtar

GLATFELTER 2016 FORM 10-K	3

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

This business unit produces both commodity products and higher-value-added specialty products. Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2016	2015	2014
Carbonless & forms	$319,648	$349,831	$376,959
Engineered products	189,463	190,943	194,189
Envelope & converting	173,362	178,067	183,194
Book publishing	157,541	152,647	144,744
Other	3,568	3,538	3,805
Total	$843,582	$875,026	$902,891

Many of the market segments served by Specialty Papers are characterized by declining demand resulting in an industry with excess capacity, lower operating rates and pricing pressure. As a result, over the past several years, certain producers have closed, reduced or repurposed production capacity in an attempt to bring supply balance to the market. In addition, foreign producers have created additional imbalance by shipping product to the U.S. when market pricing is favorable or the U.S. dollar is stronger. Maintaining the supply and demand balance will require the industry to continually remove capacity sufficient to match declining demand.

Despite our exposure to these declining markets, in each of the past twelve years, we have outperformed the broader uncoated free sheet market in terms of shipping volume. We have been successful at maintaining this business unit’s shipments by leveraging the flexibility of our assets base to respond to new product and new business development opportunities, efficiently responding to changing customer demands and delivering superior customer service.

We are one of the leading suppliers of carbonless and book publishing papers in the United States. Although the markets for these products are declining, we have been successful in executing our strategy to replace this lost volume with products such as envelope papers, business forms, and other value-added specialty engineered products. Specialty Papers envelope papers market is also declining, however we have leveraged our customer service capabilities and geographic locations to grow our market share in each of the last several years.

Specialty Papers’ highly technical engineered products include high speed ink jet printing papers, office specialty products, greeting cards, packaging, casting, release, transfer, playing card, postal, FDA-compliant food and other niche specialty applications. Such products comprise an array of distinct business niches that are in a continuous state of evolution. Many of these products are utilized for demanding, specialized customer and end-user applications. Some of our products are new and higher growth while others are more mature and further along in the product life cycle. Because many of these products are technically complex and involve substantial customer-supplier development collaboration, they typically command higher per ton prices and generally exhibit greater pricing stability relative to commodity grade paper products.

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
815,000	Pulpwood	2,340,000
	Wood- and other pulps	730,000

This business unit’s pulp mills have a combined pulp making capacity of 620,000 tons of bleached pulp per year. The principal raw material used to produce pulp is pulpwood, including both hardwoods and softwoods. Pulpwood is obtained from a variety of locations including the states of Pennsylvania, Maryland, Delaware, New Jersey, New York, West Virginia, Virginia, Kentucky, Ohio and Tennessee. To protect our sources of pulpwood, we actively promote conservation and forest management among suppliers and woodland owners.

The Spring Grove facility includes four uncoated paper machines as well as an off-line blade coater and a specialty coater which together provide annual production capacity for coated paper of approximately 65,000 tons. The Chillicothe facility operates four paper machines producing uncoated and carbonless paper. Two of the machines have built-in coating capability which along with three additional coaters across the Ohio operations’ facilities provide annual coated capacity of approximately 126,000 tons.

In addition to critical raw materials, the cost to produce Specialty Papers’ products is influenced by energy. In 2016, the business unit generated all of its steam needed for production and generated more power than it consumes at the Spring Grove, PA facility, and it purchased approximately 25% of its electricity needed for the Chillicothe, OH mill. In connection with the conversion of the fuel source for its boilers from coal beginning in the fourth quarter of 2016, for the Chillicothe, OH mill and the first quarter of 2017, for the Spring Grove, PA mill, both facilities’ source of fuel is now predominantly natural gas.

In Specialty Papers’ markets, competition is product line specific due to the necessity for technical expertise and specialized manufacturing for certain products. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Carbonless paper and forms	Appvion, Inc., and to a lesser extent, Fibria Celulose, Koehler Paper, Mitsubishi Paper, Nekoosa Coated Products and Asia Pulp and Paper Co.
Engineered products	Specialty papers divisions of International Paper, Domtar Corp., Packaging Corp, and Sappi Limited, among others.
Envelope & converting	Domtar and International Paper
Book publishing	Domtar Corp., North Pacific Paper (NORPAC), Resolute Forest and others

Customer service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

To be successful in the market environment in which Specialty Papers operates, our strategy is focused on:

•	new product and new business development capabilities to ensure optimal utilization of our capacity and to maximize margins;
•	leveraging our flexible operating platform to optimize product mix by shifting production among the machines in our system to more closely match output with changing demand trends;
•	driving operational excellence by utilizing ongoing continuous improvement
•	methodologies to ensure efficiencies and asset reliability; and
•	maintaining superior customer service.

Additional financial information for each of our business units is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 24 including geographic revenue and long-lived asset financial information.

Concentration of Customers   For each of the past three years, no single customer represented more than 10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials net sales in 2016, 2015 and 2014.

Capital Expenditures   Our business is capital intensive and requires significant expenditures for equipment enhancements to support growth strategies, research and development initiatives, environmental compliance and for normal upgrades or replacements. Capital expenditures totaled $160.2 million, $99.9 million and $66.0 million in 2016, 2015 and 2014, respectively. For 2017, capital expenditures are estimated as follows:

In millions	Low		High
Normal capital expenditures	$70	–	$80
Major Projects
Airlaid capacity expansion	45	–	50
Specialty Papers' environmental compliance projects	10	–	10
Total	$125	–	$140

Environmental Matters   We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

We have incurred material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). In order to comply with these rules, during 2015 and 2016 we completed process modifications on boilers at two of our facilities. We converted or replaced five coal-fired boilers to natural gas and upgraded site infrastructure to accommodate the new boilers, including connecting to a gas supply. The cost of these projects totaled approximately $113 million.

We are a defendant in the Fox River environmental site, a complex and significant matter. For a more

GLATFELTER 2016 FORM 10-K	5

complete discussion of this matter and our exposure to potential additional costs, see Item 8 – Financial Statements and Supplementary Data – Note 21.

Employees   As of December 31, 2016, we employed 4,346 people worldwide, of which approximately 67% are unionized. The United Steelworkers International Union and the Office and Professional Employees International Union represents approximately 1,440 hourly employees at our Chillicothe, OH and Spring Grove, PA facilities. We have separate labor agreements covering the Ohio and Pennsylvania operations. The three year agreement covering the Ohio operations expires in August 2019 and an agreement covering the Pennsylvania operations expired in February 2017 and is currently under negotiations. We consider the overall relationship with our employees to be satisfactory.

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

Adverse global economic conditions could impact our target markets resulting in decreased demand for our products. Our results could be adversely affected if economic conditions weaken. In the event of significant currency weakening in the countries into which our products are sold, demand for or pricing of our products could be adversely impacted. Also, there may be periods during which demand for our products is insufficient to enable us to operate our production facilities in an economical manner. As a result, we may be forced to take machine downtime to curtail production to match demand. The economic environment may also cause customer insolvencies which may result in their inability to satisfy their financial obligations to us. These conditions are beyond our control and may have a significant impact on our sales and results of operations.

Approximately $73.8 million of our revenue in 2016 was earned from customers located in Ukraine, Russia and members of the Commonwealth of Independent States (also known as “CIS”). Uncertain geo-political conditions, this region’s economic environment and weak currencies have caused and may continue to cause weak demand for our products and volatility in our customers buying patterns.

Approximately 28% of our net sales in 2016 were shipped to customers in Europe, the demand for which is dependent on economic conditions in this area, or to the extent such customers do business outside of Europe, in other regions of the world. Uncertain economic conditions in this region may cause weakness in demand for our products as well as volatility in our customers buying patterns.

Our airlaid materials capacity expansion project may not be successful due to unanticipated costs, unforeseen delays in production of commercially saleable products or softness in the demand for airlaid products.

We are investing approximately $80 million to construct a new airlaid production facility in Fort Smith, Arkansas, to allow us to better meet the growing demands for airlaid materials. The success of our $80 million investment to expand capacity for airlaid materials is dependent on a variety of factors including, among others:

i.	our ability to complete the project, in all material respects, within budget and on schedule;
ii.	availability and costs of a qualified workforce;
iii.	qualification, and acceptance by, customers of products produced;
iv.	demand for airlaid materials and market growth rates; and
v.	technological changes and innovations.

If we incur significant unforeseen costs or delays or if we are unable to produce commercially acceptable airlaid materials to meet growing demands, our results of operations and/or financial position may be adversely affected.

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

A significant proportion of our revenue and earnings is generated from operations outside of the United States. In addition, we own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. A significant portion of our business is transacted in currencies other than the U.S. dollar including the euro, British pound, Canadian dollars and Philippine peso, among others. Our euro denominated revenue exceeds euro expenses by an estimated €130 million. With respect to the British pound, Canadian dollar and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant.

Economic weakness, the potential inability of certain European countries to continue to service their sovereign debt obligations, actions of this region’s central banks and disunity within the European Union memberships has caused, and could continue to cause, the value of the euro to weaken. As a result, our operating results could be negatively impacted. In the event that one or more European countries were to replace the euro with another currency, business may be adversely affected until stable exchange rates are established.

Our ability to maintain our products' price competitiveness is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar, and other currencies, may adversely impact our results of operations and our ability to offer products in certain markets at acceptable prices. For example, approximately $73.8 million of our revenue in 2016 was earned from shipments to customers located in Ukraine, Russia and members of the CIS. Although these sales are denominated in euros, a significant weakening of the customers’ local currencies has and may continue to adversely affect our revenue, our customers’ credit risk and our results of operation.

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become constrained.

We require access to sufficient and reasonably priced quantities of pulpwood, purchased pulps, pulp substitutes, abaca fiber, synthetic fibers, and certain other raw materials, as well as access to reliable and abundant supply of water to support many of our production facilities.

Our Specialty Papers’ locations are vertically integrated manufacturing facilities that can generate approximately 85% of their annual pulp requirements.

Our Philippine mill purchases abaca fiber to produce abaca pulp, a key material used to manufacture paper for single-serve coffee, tea and technical specialty products at Composite Fibers’ facilities. At certain times, the supply of abaca fiber has been constrained or the quality diminished due to factors such as weather-related damage to the source crop as well as decisions by land owners to produce alternative crops in lieu of those used to produce abaca fiber. These factors have contributed to volatility in fiber prices or limited available supply.

Our Advanced Airlaid Materials business unit requires access to sufficient quantities of fluff pulp, the supply of which is subject to availability of certain softwoods. Softwood availability can be limited by many factors, including weather in regions where softwoods are abundant.

The cost of many of our production materials, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, we recently completed the conversion of Specialty Papers’ boilers to burn natural gas as opposed to coal. Natural gas is now the principal source of fuel for each of our facilities worldwide.

Government rules, regulations and policies have an impact on the cost of certain energy sources, particularly for our European operations. In Europe, we currently benefit from a number of government sponsored programs related to, among others, green energy or renewable energy initiatives designed to mitigate the cost of electricity to larger industrial consumers of power. Any reduction in the extent of government sponsored incentives may adversely affect the cost ultimately borne by our operations. Furthermore, the European Commission is investigating certain energy programs in Germany from which we benefit as to whether the programs comply with European Union rules on state aid. The outcome of these investigations could require us to return certain benefits previously earned or reduce such benefits in the future and could impact our results of operations.

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

Specialty Papers  The primary geographic market for our Specialty Papers business unit is the United States, which has been adversely affected by declining demand for uncoated free sheet, industry capacity exceeding demand, and increased imports from foreign competitors. As a result, the industry has historically taken steps to reduce capacity, although the timing of the reductions is uncertain. Slowing demand or increased competition could force us to lower our prices or to offer additional services at a higher cost to us, which could reduce our gross margins and net income. The greater financial

GLATFELTER 2016 FORM 10-K	7

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

Some of the other factors that may adversely affect our ability to compete in Specialty Papers’ markets include:

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

Composite Fibers and Advanced Airlaid Materials  The global markets in which we compete, although growing, are not as large as the markets for Specialty Papers. As a result, our ability to compete is more sensitive to, and may be adversely impacted by, the following:

•	the entry of new competitors into the markets we serve;
•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;
•	our failure to anticipate and respond to changing customer preferences; and
•	technological advances or changes that impact production or cost competiveness of our products.

The impact of any significant changes may result in our inability to effectively compete in the markets in which we operate, and as a result our sales and operating results would be adversely affected.

We may not be able to develop new products acceptable to our existing or potential customers.

Our business strategy is market focused and includes investments in developing new products to meet the changing needs of our customers, serve new customers and to maintain our market share. Our success will depend, in part, on our ability to develop and introduce new and enhanced products that keep pace with introductions by our competitors and changing customer preferences. If we fail to anticipate or respond adequately to these factors, we may lose opportunities for business with both current and potential customers. The success of our new product offerings will depend on several factors, including our ability to:

•	anticipate and properly identify our customers' needs and industry trends;
•	develop and commercialize new products and applications in a timely manner;
•	price our products competitively;
•	differentiate our products from our competitors' products; and
•	invest efficiently in research and development activities.

Our inability to develop new products or new business opportunities could adversely impact our business and ultimately harm our profitability.

We are subject to substantial costs and potential liability for environmental matters.

We are subject to various environmental laws and regulations that govern our operations, including discharges into the environment, and the handling and disposal of hazardous substances and wastes. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances into the environment. To comply with environmental laws and regulations, we have incurred, and will continue to incur, substantial capital and operating expenditures. The Clean Air Act, and similar regulations, has imposed significant compliance costs and required significant capital expenditures. Compliance with the Clean Air Act resulted in significant process modifications to the boilers at two of our facilities.

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

We have exposure to potential liability for remediation and other costs related to the presence of polychlorinated biphenyls (PCBs) in the lower Fox River on which our former Neenah, Wisconsin mill was located. As more fully discussed in Item 8 – Financial Statements and Supplementary Data – Note 21, in 2016 and 2015, we increased our reserve for potential liabilities by $40.0 million and $10 million, respectively. The increase recorded in 2016 was based on our current evaluation of recent developments, particularly a proposed consent decree between two other defendants and the government agencies. We have financial reserves for this matter but we cannot be certain that those reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

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

The majority of Advanced Airlaid Materials’ sales of hygiene products are to one customer. In addition, sales to the feminine hygiene market accounted for 71% of Advanced Airlaid Materials’ net sales in 2016 and sales are concentrated within a small group of large customers. The loss of the large customer or a decline in sales of hygiene products could have a material adverse effect on this business’s operating results. Our ability to effectively compete could be affected by technological production alternatives which could provide substitute products into this market segment. Customers in the airlaid nonwoven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

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

In addition, many of our papermaking operations require a reliable and abundant supply of water. Such mills rely on a local water body or water source for their water needs and, therefore, are particularly sensitive to drought conditions or other natural or manmade interruptions to water supplies. At various times and for differing periods, each of our mills has had to modify operations due to water shortages, water clarity, or low flow conditions in its principal water supplies. Any interruption or curtailment of operations at any of our production facilities due to drought or low flow conditions at the principal water source or another cause could materially and adversely affect our operating results and financial condition.

GLATFELTER 2016 FORM 10-K	9

Our pulp mill in Lanao del Norte on the Island of Mindanao in the Republic of the Philippines is located along the Pacific Rim, one of the world’s hazard belts. By virtue of its geographic location, this mill is subject to similar types of natural disasters discussed above, cyclones, typhoons, and volcanic activity. Moreover, the area of Lanao del Norte has been a target of suspected terrorist activities. Our pulp mill in Mindanao is located in a rural portion of the island and is susceptible to attacks and/or power interruptions. The Mindanao mill supplies the abaca pulp used by our Composite Fibers business unit to manufacture paper for single serve coffee and tea products and certain technical specialties products. Any interruption, loss or extended curtailment of operations at our Mindanao mill could affect our ability to meet customer demands for our products and materially affect our operating results and financial condition.

We have operations in a potentially politically and economically unstable location.

Our pulp mill in the Philippines is located in a region that is unstable and subject to political unrest. As discussed above, our Philippine pulp mill produces abaca pulp, a significant raw material used by our Composite Fibers business unit, and is currently our main provider of abaca pulp. There are limited suitable alternative sources of readily available abaca pulp in the world. In the event of a disruption in supply from our Philippine mill, there is no guarantee that we could obtain adequate amounts of abaca pulp, if at all, from alternative sources at a reasonable price. Further, there is no assurance the performance of such alternative materials will satisfy customer performance requirements. As a consequence, any civil disturbance, unrest, political instability or other event that causes a disruption in supply could limit the availability of abaca pulp and would increase our cost of obtaining abaca pulp. Such occurrences could adversely impact our sales volumes, revenues and operating results.

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

In addition to debt service obligations, our business is capital intensive and requires significant expenditures to support growth strategies, research and development initiatives, environmental compliance, and for normal upgrades or replacements. We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, availability under our existing credit facility or other long-term debt. If we are unable to generate sufficient cash flow from these sources, we could be unable to fund our operations, finance capital expenditures, satisfy our near and long-term cash needs or make dividend payments.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

We own substantially all of the land and buildings comprising our manufacturing facilities located in Arkansas; Pennsylvania; Ohio; Canada; the United Kingdom; Germany; France; and the Philippines; as well as substantially all of the equipment used in our manufacturing and related operations. Certain of our operations are under lease arrangements including our metallized paper production facility located in Caerphilly, Wales, office and warehouse space in Moscow, Russia, Souzou, China and our corporate offices in York, Pennsylvania. All of our properties, other than those that are leased, are free from any material liens or encumbrances. We consider all of our buildings to be in good structural condition and well maintained and our properties to be suitable and adequate for present operations.

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

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and senior management as of February 24, 2017

Name	Age	Office with the Company
Dante C. Parrini	52	Chairman and Chief Executive Officer
John P. Jacunski	51	Executive Vice President, Chief Financial Officer
Christopher W. Astley	44	Senior Vice President & Business Unit President, Advanced Airlaid Materials
Timothy R. Hess	50	Senior Vice President & Business Unit President, Specialty Papers
Martin Rapp	57	Senior Vice President & Business Unit President, Composite Fibers
William T. Yanavitch II	56	Senior Vice President, Human Resources and Administration
David C. Elder	48	Vice President, Finance
Samuel L. Hillard	35	Vice President, Corporate Development & Strategy
Kent K. Matsumoto	57	Vice President, General Counsel and Corporate Secretary

Officers are elected to serve at the pleasure of the Board of Directors. Except in the case of officers elected to fill a new position or a vacancy occurring at some other date, officers are generally elected at the organizational meeting of the Board of Directors held immediately after the annual meeting of shareholders.

Dante C. Parrini became Chief Executive Officer effective January 1, 2011 and Chairman of the Board in May 2011. Prior to this, he was Executive Vice President and Chief Operating Officer, a position he held since February 2005. Mr. Parrini joined us in 1997 and previously served as Senior Vice President and General Manager, a position he held beginning in January 2003 and prior to that as Vice President responsible for Sales and Marketing.

John P. Jacunski was promoted to Executive Vice President and Chief Financial Officer in February 2014. From April 2016 through January 2017, Mr. Jacunski also served as President of the Specialty Papers business unit. He joined us in October 2003 and served as Vice President and Corporate Controller. In July 2006 he was promoted to Senior Vice President and Chief Financial Officer. Mr. Jacunski was previously Vice President and Chief Financial Officer at WCI Steel, Inc. from June 1999 to October 2003. Prior to joining WCI, Mr. Jacunski was with KPMG, an international accounting and consulting firm, where he served in various capacities.

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

GLATFELTER 2016 FORM 10-K	11

Timothy R. Hess was named Senior Vice President & Business Unit President, Specialty Papers in January 2017. Prior to this, Tim served as Vice President Sales & Marketing, Specialty Papers since 2014, and he was the General Manager – Engineered & Converting Products Division from 2008 - 2014. Since joining our company in 1994, Mr. Hess has held various technical, manufacturing, sales and business development positions within Glatfelter.

Martin Rapp serves as Senior Vice President & Business Unit President, Composite Fibers. Mr. Rapp joined us in August 2006 and has led the Composite Fibers business unit since that time. Prior to this, he was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002.

William T. Yanavitch II was promoted to Senior Vice President Human Resources and Administration in February 2014. Since joining us in July 2000, he has served as Vice President, Human Resources. Prior to working for us he was with Dentsply International and Gould Pumps Inc. in various leadership capacities. Mr. Yanavitch will be retiring from Glatfelter effective March 31, 2017.

David C. Elder was named Vice President, Finance in December 2011 and serves as our chief accounting officer. Prior to his promotion, he was our Vice President, Corporate Controller, a position held since joining Glatfelter in January 2006. Mr. Elder was previously Corporate Controller for YORK International Corporation.

Samuel L. Hillard joined us in March 2016 as Vice President, Corporate Development & Strategy. Prior to joining us, Mr. Hillard was Vice President – Business Development for Dover Corporation from July 2014 until 2016 where he was responsible for strategy and mergers & acquisitions within the Fluids Business Segment. From February 2011 to 2014, he served as Vice President – Business Development for SPX Corporation where he was responsible for all M&A related strategy activity within the Flow Technology Segment. Additionally, he previously worked for Blackstone in their M&A group.

Kent K. Matsumoto was appointed Vice President, General Counsel and Corporate Secretary in October 2013. Mr. Matsumoto joined us in June 2012 as Assistant General Counsel and also served as interim General Counsel from March 2013 to October 2013. From July 2008 until February 2012, he was Associate General Counsel for Wolters Kluwer.

ITEM 4	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years:

Quarter	High	Low	Dividend
2016
Fourth	$25.49	$17.50	$0.125
Third	23.43	19.16	0.125
Second	23.81	18.50	0.125
First	20.94	14.09	0.125
2015
Fourth	$20.09	$16.28	$0.12
Third	22.47	16.56	0.12
Second	27.40	21.81	0.12
First	27.58	22.18	0.12

As of February 24, 2017, we had 1,024 shareholders of record.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. We compare our stock performance to the S&P Small Cap 600 Paper Products index comprised of us, Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., and Schweitzer-Mauduit International. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours. The following graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2011 and charts it through December 31, 2016.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2016	2015		2014		2013	(1)	2012
Net sales	$1,604,797	$1,661,084		$1,802,415		$1,722,615		$1,577,788
Energy and related sales, net	6,141	5,664		7,927		3,153		7,000
Total revenue	1,610,938	1,666,748		1,810,342		1,725,768		1,584,788

(Losses) gains on dispositions of plant, equipment and timberlands, net	(216)	21,113		4,861		1,726		9,815

Net income	$21,554	$64,575		$69,246		$67,158		$59,379
Earnings per share
Basic	$0.49	$1.49		$1.60		$1.56		$1.39
Diluted	0.49	1.47		1.57		1.52		1.36

Total assets	$1,521,259	$1,500,416	(2)	$1,557,710	(2)	$1,674,010	(2)	$1,238,187	(2)
Total debt	372,608	360,662	(2)	400,818	(2)	437,925	(2)	245,202	(2)

Shareholders’ equity	653,826	663,247		649,109		684,476		539,679
Cash dividends declared per common share	0.50	0.48		0.44		0.40		0.36

Depreciation, depletion and amortization	65,826	63,236		70,555		68,196		69,500
Capital expenditures	160,158	99,889		66,046		103,047		58,752
Net tons sold	1,045,121	1,051,911		1,059,881		1,029,819		969,833
Number of employees	4,346	4,375		4,516		4,403		4,258

(1)

On April 30, 2013, we acquired Dresden Papier GmbH, the results of which are included prospectively from the acquisition date, including $101.8 million of net sales and $18.3 million of operating income.

(2)

The amounts set forth for Total assets and Total debt as of December 31, 2015, 2014, 2013 and 2012 has been restated to retroactively adopt Accounting Standards Number 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.

GLATFELTER 2016 FORM 10-K	13

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

iii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
iv.	geopolitical events, including Russia, Ukraine and Philippines;
v.	our ability to develop new, high value-added products;
vi.	changes in the cost or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, caustic soda, and abaca fiber;
vii.	changes in energy-related costs and commodity raw materials with an energy component;
viii.	the impact of unplanned production interruption;
ix.	disruptions in production and/or increased costs due to labor disputes;
x.	the impact of exposure to volatile market-based pricing for sales of excess electricity;
xi.	the gain or loss of significant customers and/or on-going viability of such customers;
xii.

cost and other effects of environmental compliance, cleanup, damages, remediation or restoration, or personal injury or property damages related thereto, such as the costs of natural resource restoration or damages related to the presence of polychlorinated biphenyls ("PCBs") in the lower Fox River on which our former Neenah mill was located;

xiii.	adverse results in litigation in the Fox River matter;
xiv.	the impact of war and terrorism;
xv.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred tax assets;
xvi.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and
xvii.	our ability to finance, consummate and integrate future acquisitions.

Introduction  We manufacture a wide array of specialty papers and fiber-based engineered materials. We manage our company along three business units:

•

Composite Fibers with revenue from the sale of single-serve tea and coffee filtration papers, nonwoven wallcovering base materials, metallized products, composite laminate papers, and many technically special papers including substrates for electrical applications;

•

Advanced Airlaid Materials with revenue from the sale of airlaid nonwoven fabric-like materials used in feminine hygiene and adult incontinence products, specialty wipes, home care products and other airlaid applications; and

•

Specialty Papers with revenue from the sale of papers for carbonless and other forms, envelopes, book publishing, and engineered products such as papers for high-speed ink jet printing, office specialty products, greeting cards, packaging, casting, release, transfer, playing card, postal, FDA-compliant food, and other niche specialty applications.

RESULTS OF OPERATIONS

2016 versus 2015

Overview Net income for the year ended December 31, 2016 was $21.6 million, or $0.49 per diluted share compared with $64.6 million, or $1.47 per diluted share in 2015. The GAAP-based results reflect the impact of significant unusual and non-recurring items including, among others, a $40.0 million charge to earnings to increase our reserve in the Fox River environmental matter, a pension settlement charge, and costs related to our environmental compliance initiative and a capacity expansion project. Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $60.7 million, or $1.38 per diluted share for 2016, compared with $58.9 million, or $1.34 per diluted share, a year ago.

We generated $116.1 million of cash flow from operations in 2016 compared with $133.7 million in 2015. During 2016, capital expenditures totaled $160.9 million primarily related to the environmental compliance project for Specialty Papers and a capacity expansion project for Advanced Airlaid Materials. We also returned additional cash to our shareholders in the form of a 4% increase in the quarterly dividend beginning with the 2016 first quarter dividend payment. This was the fourth consecutive year in which the dividend was increased.

The following table sets forth summarized consolidated results of operations:

	Year ended December 31
In thousands, except per share	2016	2015
Net sales	$1,604,797	$1,661,084
Gross profit	218,603	202,965
Operating income	27,693	96,372
Net income	21,554	64,575
Earnings per diluted share	0.49	1.47

Operating income from our business units increased $6.3 million in the year-over-year comparison. The Advanced Airlaid Materials and Specialty Papers businesses reported higher operating income in the comparison, driven by improved operations and lower input costs, partially offset by lower selling prices. However, Composite Fibers’ results were affected by excess capacity in the market, lower selling prices and changes in foreign exchange. Our continuous improvement initiatives and cost control actions during 2016 resulted in approximately $22.7 million of benefits on a consolidated basis.

In addition to the results reported in accordance with GAAP, we evaluate our performance using adjusted earnings and adjusted earnings per diluted share. We disclose this information to allow investors to evaluate our performance exclusive of certain items that impact the comparability of results from period to period and we believe it is helpful in understanding underlying operating trends and cash flow generation. Adjusted earnings consists of net income determined in accordance with GAAP adjusted to exclude the impact of the following:

Fox River environmental matter. This adjustment reflects charges incurred to increase our reserve for estimated costs related to government oversight, remediation activity and long term monitoring and maintenance at the Fox River site. These costs are irregular in timing and as such may not be indicative of our past or future performance.

Pension settlement charge. This adjustment reflects the one-time charge incurred during 2016 in connection with the settlement of certain pension liabilities as part of a voluntary offer to vested terminated participants. Our qualified pension plan is overfunded and this action did not require us to contribute any cash.

Specialty Papers environmental compliance. These adjustments reflect non-capitalized, one-time costs incurred by the business unit directly related to the compliance with the U.S. EPA Best Available Retrofit Technology rule and the Boiler Maximum Achievable Control Technology rule.  This adjustment includes costs incurred during the transition period in which the newly installed equipment was brought on-line.

Airlaid capacity expansion costs. These adjustments reflect non-capitalized, one-time costs incurred related to the start-up of a new airlaid production facility in Ft. Smith, Arkansas.

Cost optimization actions. This adjustment reflects charges incurred in connection with initiatives to optimize the cost structure of certain business units in response to changes in business conditions. The costs are primarily related to headcount reduction efforts, asset write-offs and certain contract termination costs.

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

GLATFELTER 2016 FORM 10-K	15

measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the years ended December 31, 2016 and 2015:

	Year ended December 31
	2016		2015
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$21,554	$0.49	$64,575	$1.47
Adjustments (pre-tax)
Fox River environmental matter	40,000		10,000
Pension settlement charge	7,306		-
Specialty Papers' environmental compliance	8,348		-
Airlaid capacity expansion costs	2,661		50
Cost optimization actions	3,534		2,461
Asset impairment charge	-		1,201
Timberland sales and related costs	-		(20,867)
Acquisition and integration related costs	-		178
Total adjustments (pre-tax)	61,849		(6,977)
Income taxes (1) (2)	(22,719)		1,328
Total after-tax adjustments	39,130	0.89	(5,649)	(0.13)
Adjusted earnings	$60,684	$1.38	$58,926	$1.34

(1)	Tax effect for adjustments calculated primarily based on the tax rate of the jurisdiction in which each adjustment originated.
(2)	Includes release of $1.4 million of tax reserves on timberland sales in 2015.

Business Unit Performance

Year ended December 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$517.0	$541.5	$244.3	$244.6	$843.6	$875.0	$—	$—	$1,604.8	$1,661.1
Energy and related sales, net	—	—	—	—	6.1	5.7	—	—	6.1	5.7
Total revenue	517.0	541.5	244.3	244.6	849.7	880.7	—	—	1,610.9	1,666.7
Cost of products sold	416.4	434.4	209.5	215.7	752.6	804.5	13.9	9.2	1,392.3	1,463.8
Gross profit (loss)	100.6	107.1	34.8	28.9	97.1	76.2	(13.9)	(9.2)	218.6	203.0
SG&A	46.3	45.7	8.4	7.6	55.9	43.3	80.1	31.0	190.7	127.7
Loss (gains) on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	0.2	(21.1)	0.2	(21.1)
Total operating income (loss)	54.3	61.4	26.4	21.3	41.2	32.9	(94.2)	(19.1)	27.7	96.4
Non-operating expense	—	—	—	—	—	—	(16.9)	(17.8)	(16.9)	(17.8)
Income (loss) before income taxes	$54.3	$61.4	$26.4	$21.3	$41.2	$32.9	$(111.1)	$(36.9)	$10.8	$78.6
Supplementary Data
Net tons sold (thousands)	151.8	153.8	99.0	96.0	794.3	802.2	—	—	1,045.1	1,051.9
Depreciation, depletion and amortization	$27.8	$26.2	$9.0	$8.8	$26.3	$26.0	$2.7	$2.2	$65.8	$63.2
Capital expenditures	18.8	26.8	36.8	7.8	99.0	63.5	5.6	1.8	160.2	99.9

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

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2016	2015	Change
Net sales	$1,604,797	$1,661,084	$(56,287)
Energy and related sales, net	6,141	5,664	477
Total revenues	1,610,938	1,666,748	(55,810)
Costs of products sold	1,392,335	1,463,783	(71,448)
Gross profit	$218,603	$202,965	$15,638
Gross profit as a percent of Net sales	13.6%	12.2%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2016	2015
Business Unit
Composite Fibers	32.2%	32.6%
Advanced Airlaid Material	15.2	14.7
Specialty Papers	52.6	52.7
Total	100.0%	100.0%

Net sales on a consolidated basis totaled $1,604.8 million and $1,661.1 million in 2016 and 2015, respectively. The $56.3 million decrease was primarily driven by $30.8 million of lower selling prices and $11.5 million of unfavorable currency translation. Shipping volumes decreased 0.6%.

Composite Fibers’ net sales decreased $24.5 million, or 4.5%, primarily due to $7.2 million of lower selling prices and $11.1 million of unfavorable currency translation. Shipping volumes in this business unit decreased 1.3%.

Composite Fibers’ operating income for the year ended December 31, 2016 decreased $7.1 million to $54.3 million compared to the year-ago period. The primary drivers are summarized in the following chart (in millions):

Advanced Airlaid Materials’ net sales decreased $0.3 million in the year-over-year comparison as the impact from higher shipping volumes was substantially offset by $8.5 million of lower selling prices, from the contractual pass through of lower raw material costs. Shipping volumes increased 3.1% primarily due to higher shipments of hygiene, wipes and other consumer application products.

Advanced Airlaid Materials’ operating income totaled $26.4 million, an increase of $5.1 million, or 23.9% compared to the same period a year ago. The primary drivers are summarized in the following chart (in millions):

Specialty Papers’ net sales decreased $31.4 million, or 3.6% due to a $15.1 million impact from lower selling prices. Shipping volumes decreased 1.0%. The business unit again outperformed the broader uncoated freesheet market which declined 1.9%.

Operating income totaled $41.2 million, an increase of $8.3 million compared to the year ended December 31, 2015. The primary drivers are summarized in the following chart (in millions):

GLATFELTER 2016 FORM 10-K	17

The following table summarizes Energy and related sales activity for 2016 and 2015:

	Year ended December 31
In thousands	2016	2015	Change
Energy sales	$3,613	$5,315	$(1,702)
Costs to produce	(3,972)	(4,428)	456
Net	(359)	887	(1,246)
Renewable energy credits	6,500	4,777	1,723
Total	$6,141	$5,664	$477

We sell excess power generated by the Spring Grove, PA facility. Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent additional sales of RECs in future periods.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $94.2 million in the year ended December 31, 2016 compared with $19.1 million in the year ended December 31, 2015. The amounts reported as “Other and Unallocated” include charges of $40.0 million and $10.0 million recorded in 2016 and 2015, respectively, to increase our reserve for potential costs related to the Fox River environmental matter. These charges are not allocated to a business unit and are recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.” This matter is more fully discussed in Item 8, Financial Statements and Supplementary Data, Note 21. In addition, the comparison reflects $21.1 million of lower gains in 2016 than 2015 from sales of timberlands. The remaining increase in Other and unallocated costs is due to the environmental compliance and capacity expansion projects, a pension settlement charge discussed below and a charge for cost optimization actions.

Pension Expense    During 2016, pension expense totaled $12.8 million inclusive of a one-time pension settlement charge of $7.3 million related to the settlement of $24.2 million of benefits in connection with a voluntary program offered to deferred vested terminated participants. The following table summarizes the amounts of normal pension expense recognized, excluding the pension settlement charge, for the periods indicated:

	Year ended December 31
In thousands	2016	2015	Change
Recorded as:
Costs of products sold	$2,346	$7,043	$(4,697)
SG&A expense	3,149	2,038	1,111
Total	$5,495	$9,081	$(3,586)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2017 is expected to be approximately $5.3 million compared with $5.5 million, excluding the settlement charge in 2016.

Gain on Sales of Plant, Equipment and Timberlands, net    During each of the past three years, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2016
Other	n/a	$70	$(216)
Total		$70	$(216)
2015
Timberlands	15,628	$23,917	$20,867
Other	n/a	542	246
Total		$24,459	$21,113
2014
Timberlands	2,753	$5,062	$4,855
Other	n/a	10	6
Total		$5,072	$4,861

Income taxes For the year ended December 31, 2016, we recorded a $10.7 million benefit from income taxes on pretax income of $10.8 million. The comparable amounts in 2015 were a provision of $14.0 million and pretax income of $78.6 million. Tax expense in 2016 includes a benefit of $14.9 million on the increase in our reserve for the Fox River matter and benefits of $4.1 million primarily due to investment tax credits, release of reserves related to the completion of tax audits and statute closures and due to changes in statutory tax rates. The effective tax rate in each period reflects a greater proportion of earnings generated in lower tax foreign jurisdictions relative to the U.S. As a result of an expected U.S. pretax loss in 2017 primarily due to one-time start-up related costs and depreciation of the significant investment for environmental compliance, we will likely record a valuation allowance against a portion of our deferred tax assets generated in the U.S. in 2017, thereby adversely impacting our effective tax rate.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by an estimated €130 million. For 2016 compared to 2015 the average currency exchange rate of the euro to U.S. dollar was essentially unchanged in the year over year comparison, although the British pound sterling to the dollar declined approximately 17%. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the year ended December 31, 2016.

In thousands	Year ended December 31, 2016
Favorable (unfavorable)
Net sales	$(11,502)
Costs of products sold	5,762
SG&A expenses	1,284
Income taxes and other	550
Net income	$(3,906)

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

Net sales on a consolidated basis for year ended December 31, 2015 were $1,661.1 million compared with $1,802.4 million for 2014. On a constant currency basis, net sales declined $40.3 million, or 2.2 percent. Shipping volumes declined less than one percent.

The following table sets forth the reconciliation of net income to adjusted earnings for the years ended December 31, 2015 and 2014.

GLATFELTER 2016 FORM 10-K	19

	Year ended December 31
	2015		2014
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$64,575	$1.47	$69,246	$1.57
Adjustments (pre-tax)
Fox River environmental matter	10,000		-
Airlaid capacity expansion costs	50		-
Cost optimization actions	2,461		516
Asset impairment charge	1,201		3,262
Timberland sales and related costs	(20,867)		(4,855)
Acquisition and integration related costs	178		1,056
Total adjustments (pre-tax)	(6,977)		(21)
Income taxes (1) (2)	1,328		(756)
Total after-tax adjustments	(5,649)	(0.13)	(777)	(0.02)
Adjusted earnings	$58,926	$1.34	$68,469	$1.55

(1)	Tax effect for adjustments calculated based on the tax rate of the jurisdiction in which each adjustment originated.
(2)	Includes release of $1.4 million of tax reserves on timberland sales in 2015.

Business Unit Performance

Year ended December 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
Net sales	$541.5	$617.9	$244.6	$281.7	$875.0	$902.9	$—	$—	$1,661.1	$1,802.4
Energy and related sales, net	—	—	—	—	5.7	7.9	—	—	5.7	7.9
Total revenue	541.5	617.9	244.6	281.7	880.7	910.8	—	—	1,666.8	1,810.3
Cost of products sold	434.4	498.0	215.7	247.6	804.5	821.8	9.2	7.8	1,463.8	1,575.2
Gross profit (loss)	107.1	119.9	28.9	34.1	76.2	89.0	(9.2)	(7.8)	203.0	235.2
SG&A	45.7	51.6	7.6	8.8	43.3	50.4	31.0	22.4	127.7	133.2
Gains on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	(21.1)	(4.9)	(21.1)	(4.9)
Total operating income (loss)	61.4	68.3	21.3	25.3	32.9	38.6	(19.1)	(25.3)	96.4	106.8
Non-operating expense	—	—	—	—	—	—	(17.8)	(19.4)	(17.8)	(19.4)
Income (loss) before income taxes	$61.4	$68.3	$21.3	$25.3	$32.9	$38.6	$(36.9)	$(44.7)	$78.6	$87.4
Supplementary Data
Net tons sold (thousands)	153.8	157.3	96.0	99.7	802.2	802.9	—	—	1,051.9	1,059.9
Depreciation, depletion and amortization	$26.2	$29.7	$8.8	$9.1	$26.0	$29.9	$2.2	$1.9	$63.2	$70.6
Capital expenditures	26.8	23.9	7.8	7.6	63.5	32.1	1.8	2.4	99.9	66.0

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2015	2014	Change
Net sales	$1,661,084	$1,802,415	$(141,331)
Energy and related sales, net	5,664	7,927	(2,263)
Total revenues	1,666,748	1,810,342	(143,594)
Costs of products sold	1,463,783	1,575,188	(111,405)
Gross profit	$202,965	$235,154	$(32,189)
Gross profit as a percent of Net sales	12.2%	13.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2015	2014
Business Unit
Composite Fibers	32.6%	34.3%
Advanced Airlaid Material	14.7	15.6
Specialty Papers	52.7	50.1
Total	100.0%	100.0%

Net sales    declined by $141.3 million and totaled $1,661.1 million and $1,802.4 million, in 2015 and 2014, respectively. Currency translation unfavorably impacted the year-over-year comparison by $101.0 million reflecting a significantly stronger U.S. dollar.

Composite Fibers’    net sales declined $76.4 million, or 12.4%, due to $75.8 million of unfavorable currency translation and $10.2 million from lower selling prices.  Shipping volumes declined 2.2% due to a 19.8% decline in wallcover products which more than offset solid gains in all other segments. The weakness in sales to the wallcover segment is directly related to economic conditions in Russia and Ukraine, a region that historically had accounted for approximately 50% of sales of this business unit’s wallcover products.

Composite Fibers’ operating income for 2015 decreased $6.9 million to $61.4 million. The primary drivers are summarized in the following chart (in millions):

Advanced Airlaid Materials’ net sales decreased $37.1 million due to $25.1 million of unfavorable currency translation and a 3.7% decline in shipping volumes.

Advanced Airlaid Materials’ operating income for 2015 declined $4.0 million compared to 2014. The primary drivers are summarized in the following chart (in millions):

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

This business unit’s operating income totaled $32.9 million in 2015, a $5.7 million decline from $38.6 million a year ago. The primary drivers are summarized in the following chart (in millions):

The following table summarizes this Energy and related sales for 2015 and 2014:

	Year ended December 31
In thousands	2015	2014	Change
Energy sales	$5,315	$11,886	$(6,571)
Costs to produce	(4,428)	(6,204)	1,776
Net	887	5,682	(4,795)
Renewable energy credits	4,777	2,245	2,532
Total	$5,664	$7,927	$(2,263)

We sell excess power generated by the Spring Grove, PA facility. Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control.

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

GLATFELTER 2016 FORM 10-K	21

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

Foreign Currency     For the year ended December 31, 2015, the average currency exchange rate declined to 1.11 U.S. dollars to 1.00 euro compared with 1.33 to 1.00 for 2014. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for 2016:

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

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, to support our research and development efforts, for environmental compliance matters including, but not limited to, the Clean Air Act, and to support our business strategy including the capacity expansion project for Advanced Airlaid Materials. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Year ended December 31
In thousands	2016	2015
Cash and cash equivalents at beginning of period	$105,304	$99,837
Cash provided (used) by
Operating activities	116,110	133,743
Investing activities	(160,888)	(77,254)
Financing activities	(3,019)	(48,016)
Effect of exchange rate changes on cash	(2,063)	(3,006)
Net cash provided (used)	(49,860)	5,467
Cash and cash equivalents at end of period	$55,444	$105,304

At December 31, 2016, we had $55.4 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested; however, as of December 31, 2016, the majority of our cash and cash equivalents is either held by domestic entities or is available for use domestically. In addition to our cash and cash equivalents, $176.6 million is available under our revolving credit agreement, which matures in March 2020.

Cash provided by operating activities totaled $116.1 million in the year ended December 31, 2016 compared with $133.7 million a year ago. The decrease in cash from operations primarily reflects lower earnings and the reduction in one-time benefits in payables due to improved payment terms with suppliers partially offset by improvement in the timing of customer collections.

Net cash used by investing activities increased by $83.6 million in the year-over-year comparison primarily due to capital expenditures for Specialty Papers’ environmental compliance and Advanced Airlaid Materials’ capacity expansion projects which totaled $100.2 million in 2016 compared to $27.0 million in 2015. Capital expenditures are expected to total between $125 million and $140 million for 2017 including approximately $10 million for the Specialty Papers’ environmental compliance projects and $45 million to $50 million for the Airlaid capacity expansion.

Net cash used by financing activities totaled $3.0 million in the year ended December 31, 2016 compared with a use of $48.0 million in 2015. The decrease in cash used by financing activities primarily reflects additional term loan borrowings and receipt of $5.6 million of government grants primarily related to our Specialty Papers’ environmental compliance and Airlaid capacity expansion projects in 2016.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$61,595	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,282	10,109
2.05% Term Loan, due Mar. 2023	35,163	42,130
1.30% Term Loan, due Jun. 2023	9,788	—
1.55% Term Loan, due Sep. 2025	10,333	2,839
Total long-term debt	375,161	363,870
Less current portion	(8,961)	(7,366)
Unamortized deferred issuance costs	(2,553)	(3,208)
Long-term debt, net of current portion	$363,647	$353,296

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of December 31, 2016, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.2x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of December 31, 2016, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 8 - Financial Statements and Supplementary Data  – Note 17.

Financing activities includes cash used for common stock dividends which reflects a 4% increase in our quarterly cash dividend rate in 2016. In the year ended December 31, 2016, we used $21.6 million of cash for dividends on our common stock compared with $20.4 million in 2015. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We have incurred material capital costs to comply with new air quality regulations including the U.S. EPA Best Available

GLATFELTER 2016 FORM 10-K	23

Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules required process modifications and/or installation of air pollution controls on boilers at two of our facilities. We converted or replaced five coal-fired boilers to natural gas and upgraded site infrastructure to accommodate the new boilers, including connecting to gas pipelines. Net of government grants, the total cost of these projects is estimated at $105 million, of which approximately $99.2 million has been incurred through the end 2016.

As more fully discussed in Item 8 - Financial Statements and Supplementary Data – Note 21 – Commitments, Contingencies and Legal Proceedings (“Note 21”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. During 2016 and 2015, we used $4.3 million and $9.1 million, respectively, for remediation activities. Based on the recent developments more fully discussed in Note 21, it is conceivable the resolution of this matter may require us to spend in excess of $25 million in 2017. Although we are unable to determine with any degree of certainty the amount we may be required to spend, the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 21, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements    As of December 31, 2016 and 2015, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements.

1

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2016:

		Payments Due During the Year Ended December 31,
In millions	Total	2017	2018 to 2019	2020 to 2021	2022 and beyond
Long-term debt (1)	$433	$25	$51	$342	$15
Operating leases (2)	23	5	7	4	7
Purchase obligations (3)	125	88	29	6	2
Other long term obligations (4), (5)	56	5	11	12	28
Total	$637	$123	$98	$364	$52

(1)

Represents principal and interest payments due on long-term debt, the significant terms of which are discussed in Item 8 – Financial Statements and Supplementary Data, Note 17, “Long-term Debt.” The amounts set forth above include expected interest payments of $58 million over the term of the underlying debt instruments based contractual rates or current market rates in the case of variable rate instruments. See Item 8 – Financial Statements, Note 17, “Long-Term Debt”.

(2)	Represents rental agreements for various land, buildings, vehicles, and computer and office equipment.
(3)

Represents open purchase order commitments and other obligations, primarily for raw material and energy supply contracts. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2016.

(4)	Primarily represents expected benefits to be paid pursuant to retirement medical plans and nonqualified pension plans.
(5)

Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements and Supplementary Data, Note 9, “Income Taxes”, such amounts totaled $14 million at December 31, 2016.

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

The following chart summarizes the more significant assumption used in the actuarial valuation of our defined-benefit plans for each of the past three years:

	2016	2015	2014
Pension plans
Weighted average discount rate for benefit expense	4.65%	4.21%	5.20%
for benefit obligation	4.43%	4.65%	4.21%
Expected long-term rate of return on plan assets(1)	7.75%	8.00%	8.00%
Rate of compensation increase(2)	3.50%	3.50%	4.00%
Post-employment medical
Weighted average discount rate for benefit expense	4.38%	3.89%	4.52%
for benefit obligation	4.18%	4.38%	3.89%
Health care cost trend rate assumed for next year	6.50%	6.80%	7.65%
Ultimate cost trend rate	4.50%	4.50%	4.50%
Year that the ultimate cost trend rate is reached	2037	2037	2028

(1)	For 2017, the expected long-term rate of return on plan assets was reduced to 7.25%.
(2)	For 2017, the assumed rate of compensation increase was reduced to 3.00%.

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

GLATFELTER 2016 FORM 10-K	25

nevertheless important to an understanding of the Consolidated Financial Statements. Refer to Item 8 – Financial Statements and Supplementary Data – Notes to

Consolidated Financial Statements for additional accounting policies.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					December 31, 2016
Dollars in thousands	2017	2018	2019	2020	2021	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$218,750	$-	$250,000	$256,563
At fixed interest rates – Term Loans	59,247	49,963	40,034	30,105	20,176	63,566	66,110
At variable interest rates	61,595	61,595	61,595	53,896	-	61,595	61,595
						$375,161	$384,268
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	1.89%	1.89%	1.88%	1.86%	1.82%
On variable rate debt	2.06%	2.06%	2.06%	2.06%	2.06%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2016. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2016, we had $372.6 million of long-term debt, net of deferred debt issuance costs. Approximately 16.5% of our debt was at variable interest rates. The fixed rate Term Loans and the variable rate debt are all euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At December 31, 2016, the interest rate paid was 2.06%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $0.6 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. Our euro denominated revenue exceeds euro expenses by an estimated €130 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of P. H. Glatfelter Company (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the chief executive and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

As of December 31, 2016, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2016, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2016, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

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

GLATFELTER 2016 FORM 10-K	27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the internal control over financial reporting of P. H. Glatfelter Company and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated February 24, 2017 expressed  an unqualified opinion on those consolidated financial statements and financial statement schedule.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of P. H. Glatfelter Company

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of P. H. Glatfelter Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 24, 2017

GLATFELTER 2016 FORM 10-K	29

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
In thousands, except per share	2016	2015	2014
Net sales	$1,604,797	$1,661,084	$1,802,415
Energy and related sales, net	6,141	5,664	7,927
Total revenues	1,610,938	1,666,748	1,810,342
Costs of products sold	1,392,335	1,463,783	1,575,188
Gross profit	218,603	202,965	235,154
Selling, general and administrative expenses	190,694	127,706	133,235
Losses (gains) on dispositions of plant, equipment and timberlands, net	216	(21,113)	(4,861)
Operating income	27,693	96,372	106,780
Non-operating income (expense)
Interest expense	(15,822)	(17,464)	(18,921)
Interest income	206	283	159
Other, net	(1,271)	(615)	(635)
Total non-operating expense	(16,887)	(17,796)	(19,397)
Income before income taxes	10,806	78,576	87,383
Income tax provision (benefit)	(10,748)	14,001	18,137
Net income	$21,554	$64,575	$69,246

Earnings per share
Basic	$0.49	$1.49	$1.60
Diluted	0.49	1.47	1.57

Cash dividends declared per common share	$0.50	$0.48	$0.44

Weighted average shares outstanding
Basic	43,558	43,397	43,201
Diluted	44,129	43,942	44,066

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
In thousands	2016	2015	2014

Net income	$21,554	$64,575	$69,246

Foreign currency translation adjustments	(27,407)	(38,817)	(49,365)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $(335), $880 and $(1,281), respectively	1,725	(2,581)	3,297
Unrecognized retirement obligations, net of taxes of $(7,247), $(2,920) and $20,730, respectively	11,562	5,782	(33,445)
Other comprehensive loss	(14,120)	(35,616)	(79,513)
Comprehensive income (loss)	$7,434	$28,959	$(10,267)

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2016 FORM 10-K	31

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2016	2015
Assets
Cash and cash equivalents	$55,444	$105,304
Accounts receivable (less allowance for doubtful accounts: 2016 - $1,719; 2015 - $2,239)	152,989	167,199
Inventories	249,669	247,214
Prepaid expenses and other current assets	36,157	32,650
Total current assets	494,259	552,367

Plant, equipment and timberlands, net	775,898	698,864
Goodwill	73,094	76,056
Intangible assets, net	56,259	63,057
Other assets	121,749	110,072
Total assets	$1,521,259	$1,500,416

Liabilities and Shareholders' Equity

Current portion of long-term debt	$8,961	$7,366
Accounts payable	164,345	172,735
Dividends payable	5,455	5,231
Environmental liabilities	25,000	12,544
Other current liabilities	119,250	106,444
Total current liabilities	323,011	304,320

Long-term debt	363,647	353,296

Deferred income taxes	54,995	76,458

Other long-term liabilities	125,780	103,095
Total liabilities	867,433	837,169

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.01 par value; authorized - 120,000,000; issued - 54,361,980 (including treasury shares: 2016 - 10,812,341; 2015 - 10,941,944)	544	544
Capital in excess of par value	57,917	54,912
Retained earnings	962,884	963,143
Accumulated other comprehensive loss	(204,606)	(190,486)
	816,739	828,113
Less cost of common stock in treasury	(162,913)	(164,866)
Total shareholders’ equity	653,826	663,247
Total liabilities and shareholders’ equity	$1,521,259	$1,500,416

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
In thousands	2016	2015	2014
Operating activities
Net income	$21,554	$64,575	$69,246
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	65,826	63,236	70,555
Amortization of debt issue costs and original issue discount	1,153	1,184	1,315
Pension expense, net of unfunded benefits paid	11,180	7,383	5,173
Charge for impairment of intangible asset	—	1,200	3,262
Deferred income tax benefit	(22,055)	(1,902)	(9,419)
Losses (gains) on dispositions of plant, equipment and timberlands, net	216	(21,113)	(4,861)
Share-based compensation	5,889	7,244	7,859
Change in operating assets and liabilities
Accounts receivable	8,372	(13,312)	(5,404)
Inventories	(10,778)	(8,054)	(21,456)
Prepaid and other current assets	(2,430)	5,506	(3,521)
Accounts payable	(8,174)	26,042	(4,175)
Accruals and other current liabilities	43,195	(2,186)	(12,802)
Other	2,162	3,940	3,805
Net cash provided by operating activities	116,110	133,743	99,577
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(160,158)	(99,889)	(66,046)
Proceeds from disposals of plant, equipment and timberlands, net	70	24,459	5,072
Acquisition, net of cash acquired	—	(224)	(8,015)
Other	(800)	(1,600)	(600)
Net cash used by investing activities	(160,888)	(77,254)	(69,589)
Financing activities
Net borrowings under (repayments of) revolving credit facility	2,891	(22,294)	(30,720)
Payments of borrowing costs	(136)	(1,329)	–
Proceeds from term loans	19,428	2,873	12,592
Repayment of term loans	(8,205)	(5,229)	–
Repurchases of common stock	—	—	(12,180)
Payments of dividends	(21,589)	(20,443)	(18,696)
Proceeds from government grants	5,582	421	—
Payments related to share-based compensation awards and other	(990)	(2,015)	(1,877)
Net cash used by financing activities	(3,019)	(48,016)	(50,881)
Effect of exchange rate changes on cash	(2,063)	(3,006)	(2,152)
Net increase (decrease) in cash and cash equivalents	(49,860)	5,467	(23,045)
Cash and cash equivalents at the beginning of period	105,304	99,837	122,882
Cash and cash equivalents at the end of period	$55,444	$105,304	$99,837
Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$14,569	$16,256	$17,643
Income taxes, net	14,020	15,849	24,139

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2016 FORM 10-K	33

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2016, 2015 and 2014

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2014	$544	$53,940	$869,329	$(75,357)	$(163,980)	$684,476
Net income			69,246			69,246
Other comprehensive loss				(79,513)		(79,513)
Comprehensive loss						(10,267)
Tax effect on exercise of stock awards		(14)				(14)
Cash dividends declared ($0.44 per share)			(19,107)			(19,107)
Share-based compensation expense		4,738				4,738
Repurchase of common shares					(12,180)	(12,180)
Delivery of treasury shares
RSUs		(4,121)			2,363	(1,758)
401 (k) plans		1,318			1,775	3,093
Employee stock options exercised — net		(1,519)			1,647	128
Balance at December 31, 2014	544	54,342	919,468	(154,870)	(170,375)	649,109

Net income			64,575			64,575
Other comprehensive loss				(35,616)		(35,616)
Comprehensive income						28,959
Tax effect on exercise of stock awards		843				843
Cash dividends declared ($0.48 per share)			(20,900)			(20,900)
Share-based compensation expense		4,403				4,403
Delivery of treasury shares
RSUs and PSAs		(5,078)			3,102	(1,976)
401 (k) plans		838			2,010	2,848
Employee stock options exercised — net		(436)			397	(39)
Balance at December 31, 2015	544	54,912	963,143	(190,486)	(164,866)	663,247

Net income			21,554			21,554
Other comprehensive loss				(14,120)		(14,120)
Comprehensive income						7,434
Tax effect on exercise of stock awards		58				58
Cash dividends declared ($0.50 per share)			(21,813)			(21,813)
Share-based compensation expense		5,889				5,889
Delivery of treasury shares
RSUs and PSAs		(2,375)			1,624	(751)
Employee stock options exercised — net		(567)			329	(238)
Balance at December 31, 2016	$544	$57,917	$962,884	$(204,606)	$(162,913)	$653,826

The accompanying notes are an integral part of the consolidated financial statements.

P. H. GLATFELTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

Valuation of Long-lived Assets, Intangible Assets and Goodwill    We evaluate long-lived assets for impairment when a specific event indicates that the carrying value of an asset may not be recoverable. Recoverability is assessed based on estimates of future cash flows expected to result from the use and eventual disposition of the asset. If the sum of expected undiscounted cash flows is less than the carrying value of the asset, the asset’s fair value is estimated and an impairment loss is recognized for the amount by which the carrying value exceeds the estimated fair value. Goodwill and non-amortizing tradename intangible assets are reviewed, on a discounted cash flow basis, during the third quarter of each year for impairment or more frequently if impairment indicators are present. Impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities.

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

GLATFELTER 2016 FORM 10-K	35

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

Investment tax credits are accounted for by the flow-through method, which results in recognition of the benefit in the year in which the credit become available.

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

Fair Value of Financial Instruments    Under the accounting for fair value measurements and disclosures, a fair value hierarchy was established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The three levels of the fair value hierarchy are described below:

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

Recently Issued Accounting Pronouncements  In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting designed to simplify certain aspects of accounting for share-based awards. The new ASU requires entities to recognize as a component of income tax expense all excess tax benefits or deficiencies arising from the difference between compensation costs recognized and the intrinsic value at the time an option is exercised or, in the case of restricted stock and similar awards, the fair value upon vesting of an award. Previously such differences were recognized in additional paid in capital as part of an “APIC pool.” In addition, the ASU also requires entities to exclude excess tax benefits and tax deficiencies from the calculation of common share equivalents for purposes of calculating earnings per share. The new standard is required to be adopted, either prospectively or retrospectively, in the first quarter of 2017. We do not believe the adoption of this standard will have a material impact on our reported results of operations or financial position.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are in the process of assessing the impact this standard will have on us and expect to follow a modified retrospective method provided for under the standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted retrospectively for fiscal years beginning after December 15, 2017 and early adoption is permitted only for reporting periods beginning after December 31, 2016. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position. Based on our initial assessment, we do not expect this ASU will have a significant impact on the timing or amount of revenue recognition.

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

GLATFELTER 2016 FORM 10-K	37

4.	ENERGY AND RELATED SALES, NET

We sell excess power generated by the Spring Grove, PA facility. We also sell renewable energy credits generated by the Spring Grove, PA and Chillicothe, OH facilities representing sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste.

The following table summarizes this activity for each of the past three years:

	Year ended December 31
In thousands	2016	2015	2014
Energy sales	$3,613	$5,315	$11,886
Costs to produce	(3,972)	(4,428)	(6,204)
Net	(359)	887	5,682
Renewable energy credits	6,500	4,777	2,245
Total	$6,141	$5,664	$7,927

5.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2016, 2015 and 2014, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2016
Other	n/a	70	(216)
Total		$70	$(216)
2015
Timberlands	15,628	$23,917	$20,867
Other	n/a	542	246
Total		$24,459	$21,113
2014
Timberlands	2,753	$5,062	$4,855
Other	n/a	10	6
Total		$5,072	$4,861

6.	ASSET IMPAIRMENT CHARGES

During 2015 and 2014, in connection with our annual test of potential impairment of indefinite lived intangible assets, we recorded $1.2 million and $3.3 million, respectively, of non-cash asset impairment charges. No such charges were recorded in 2016. The trade name intangible asset was acquired in connection with our Composite Fibers business unit’s 2013 Dresden acquisition. The charges were due to changes in the estimated fair value of the trade name, primarily driven by lower forecasted revenues associated with the business, an increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political and economic instability. The fair value of the asset was estimated using a discounted cash flow model under a relief from royalty method. The significant assumptions used included projected financial performance and discount rates, which resulted in a Level 3 fair value classification.

The charge is recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.” For additional information on Goodwill and Intangible Assets, see Note 14.

7.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Year ended December 31
In thousands, except per share	2016	2015	2014
Net income	$21,554	$64,575	$69,246
Weighted average common shares outstanding used in basic EPS	43,558	43,397	43,201
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	571	545	865
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,129	43,942	44,066
Earnings per share
Basic	$0.49	$1.49	$1.60
Diluted	0.49	1.47	1.57

The following table sets forth the potential common shares outstanding for stock options that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31
In thousands	2016	2015	2014
Potential common shares	596	678	277

8.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2016, 2015 and 2014.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	(27,407)	1,247	(4,334)	2,086	(28,408)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	478	14,392	(582)	14,288
Net current period other comprehensive income (loss)	(27,407)	1,725	10,058	1,504	(14,120)
Balance at December 31, 2016	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(38,817)	1,620	(12,995)	6,266	(43,926)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(4,201)	12,541	(30)	8,310
Net current period other comprehensive income (loss)	(38,817)	(2,581)	(454)	6,236	(35,616)
Balance at December 31, 2015	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Balance at January 1, 2014	$15,141	$(941)	$(89,547)	$(10)	$(75,357)
Other comprehensive income before reclassifications (net of tax)	(49,365)	2,826	(40,266)	(2,803)	(89,608)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	471	9,553	71	10,095
Net current period other comprehensive income (loss)	(49,365)	3,297	(30,713)	(2,732)	(79,513)
Balance at December 31, 2014	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31
In thousands	2016	2015	2014
Description				Line Item in Statements of Income
Cash flow hedges (Note 19)
(Gains) losses on cash flow hedges	$551	$(5,752)	$655	Costs of products sold
Tax expense (benefit)	(73)	1,551	(184)	Income tax provision
Net of tax	478	(4,201)	471
Retirement plan obligations (Note 11)
Amortization of deferred benefit pension plan items
Prior service costs	2,026	2,300	2,503	Costs of products sold
	672	762	830	Selling, general and administrative
Actuarial losses	9,798	12,745	8,965	Costs of products sold
	3,373	4,388	3,086	Selling, general and administrative
Settlement recognition	7,306	—	—	Selling, general and administrative
	23,175	20,195	15,384
Tax expense (benefit)	(8,783)	(7,654)	(5,831)	Income tax provision
Net of tax	14,392	12,541	9,553
Amortization of deferred benefit other plan items
Prior service costs	(150)	(230)	(237)	Costs of products sold
	(32)	(50)	(51)	Selling, general and administrative
Actuarial losses	(621)	190	331	Costs of products sold
	(134)	41	71	Selling, general and administrative
	(937)	(49)	114
Tax expense (benefit)	355	19	(43)	Income tax provision
Net of tax	(582)	(30)	71
Total reclassifications, net of tax	$14,288	$8,310	$10,095

GLATFELTER 2016 FORM 10-K	39

9.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for income taxes from operations consisted of the following:

	Year ended December 31
In thousands	2016	2015	2014
Current taxes
Federal	$2,216	$5,047	$3,291
State	(1,112)	(1,680)	238
Foreign	10,203	12,536	24,027
	11,307	15,903	27,556
Deferred taxes and other
Federal	(24,411)	(7,287)	(3,975)
State	(1,723)	564	(147)
Foreign	4,079	4,821	(5,297)
	(22,055)	(1,902)	(9,419)
Income tax provision (benefit)	$(10,748)	$14,001	$18,137

The following are the domestic and foreign components of pretax income (loss) from operations:

	Year ended December 31
In thousands	2016	2015	2014
United States	$(63,315)	$2,382	$4,637
Foreign	74,121	76,194	82,746
Total pretax income	$10,806	$78,576	$87,383

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision is as follows:

	Year ended December 31
	2016	2015	2014
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(15.0)	0.3	0.2
Foreign income tax rate differential	(96.3)	(8.6)	(5.0)
Rate changes due to enacted legislation	(6.7)	–	(2.2)
Tax effect of credits	(30.3)	(1.9)	(2.0)
Provision for (resolution of ) tax matters	2.8	(2.1)	1.3
Permanent differences on non-U.S. earnings	-	(4.4)	(2.8)
Valuation allowance	7.1	0.4	(2.7)
Other	3.9	(0.9)	(1.0)
Actual tax rate	(99.5)%	17.8%	20.8%

The sources of deferred income taxes were as follows at December 31:

In thousands	2016	2015
Reserves	$4,625	$4,720
Environmental	20,868	7,211
Compensation	8,950	8,250
Post-retirement benefits	18,318	19,476
Research & development expenses	6,949	8,925
Inventories	1,464	3,445
Other	993	605
Tax carryforwards	14,438	8,413
Deferred tax assets	76,605	61,045
Valuation allowance	(4,066)	(3,773)
Net deferred tax assets	72,539	57,272
Property	(81,837)	(84,009)
Intangible assets	(16,561)	(17,748)
Pension	(29,041)	(26,885)
Deferred tax liabilities	(127,439)	(128,642)
Net deferred tax liabilities	$(54,900)	$(71,370)

Non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2016	2015
Other assets	$95	$5,088
Deferred income taxes	54,995	76,458

At December 31, 2016 we had federal, state and foreign tax net operating loss (“NOL”) carryforwards of $15.5 million, $77.8 million and $4.8 million, respectively. These NOL carryforwards are available to offset future taxable income, if any.  The federal NOL carryforward expires in 2036, state NOLs expire at various times and in various amounts beginning in 2017 and through 2036. Certain foreign NOL carryforwards begin to expire after 2019.

The state and foreign NOL carryforwards and federal tax credits on the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

In addition, we had various federal tax credit carryforwards totaling $2.9 million which begin to expire in 2035, state tax credit carryforwards totaling $0.2 million, which begin to expire in 2017, and foreign investment tax credits of $0.8 million which begin to expire after 2030.

As of December 31, 2016 and 2015, we had a valuation allowance of $4.1 million and $3.8 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain state tax credits. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of available evidence indicated it is more likely than not that the deferred tax assets will not be realized.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $1.1  million, $1.5 million and $1.8 million in 2016, 2015 and 2014, respectively, related to research and development credits and fuels tax credits. We also recognized $2.2 million related to investment tax credits in 2016.

At December 31, 2016 and 2015, unremitted earnings of subsidiaries outside the United States deemed to be indefinitely reinvested totaled $399.9 million and $338.6 million, respectively. Because the unremitted earnings of subsidiaries are deemed to be indefinitely reinvested as of December 31, 2016 and because we have no need for or plans to repatriate such earnings, no deferred tax liability has been recognized in our consolidated financial statements. It is not practicable to determine the amount of additional taxes that have not been provided.

As of December 31, 2016, 2015 and 2014, we had $14.2 million, $12.2 million and $14.9 million of gross unrecognized tax benefits, respectively. As of December 31, 2016, if such benefits were to be recognized, approximately $11.3 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2016	2015	2014
Balance at January 1	$12.2	$14.9	$14.9
Increases in tax positions for prior years	2.0	-	0.7
Decreases in tax positions for prior years	(1.4)	(4.3)	(0.5)
Acquisition related:
Purchase Accounting	-	-	0.3
Increases in tax positions for current year	1.9	1.9	3.4
Settlements	(0.2)	-	(1.3)
Lapse in statutes of limitation	(0.3)	(0.3)	(2.6)
Balance at December 31	$14.2	$12.2	$14.9

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 - 2016	N/A
State	2012 - 2016	2014
Canada(1)	2010 - 2016	N/A
Germany(1)	2012 - 2016	2011 - 2013
France	2014 - 2016	2011 - 2012
United Kingdom	2015 - 2016	N/A
Philippines	2015 -2016	2013, 2014
(1)	includes provincial or similar local jurisdictions, as applicable.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $0.9 million. Substantially all of this range relates to tax positions taken in the United Kingdom and in the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31,
In millions	2016	2015	2014
Accrued interest payable	$0.5	$0.6	$0.6
Interest expense (income)	(0.1)	–	–
Penalties	–	–	–

10.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted

GLATFELTER 2016 FORM 10-K	41

stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2016, there were 611,699 shares of common stock available for future issuance under the LTIP.

Since the approval of the LTIP, we have issued to eligible participants restricted stock units, performance share awards and stock only stock appreciation rights (“SOSARs”).

Restricted Stock Units (“RSUs”) and Performance Share Awards (“PSAs”)Awards of RSUs and PSAs are made under our LTIP. The vesting of RSUs is generally based on the passage of time, generally on a graded scale over a three, four, and five-year period. Beginning in March of 2011, PSAs were issued annually to members of senior management and each respective grant cliff vests each December 31, assuming the achievement of predetermined, multi-year cumulative performance targets. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and

PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during the past three years:

Units	2016	2015	2014
Balance at January 1,	674,523	888,942	1,001,814
Granted	302,722	164,666	178,882
Forfeited	(148,232)	(92,183)	(47,379)
Shares delivered	(149,975)	(286,902)	(244,375)
Balance at December 31,	679,038	674,523	888,942

	2016	2015	2014
Compensation expense	$3,154	$1,758	$2,652

The amount granted in 2016, 2015 and 2014 includes 199,693, 105,017 and 101,743 PSAs, respectively, exclusive of reinvested dividends. The performance period for the 2014 PSAs concluded on December 31, 2016 and, based on actual performance relative to target, no shares underlying the PSA were issued to participants. The weighted average grant date fair value per unit for awards in 2016, 2015 and 2014 was $18.08, $24.62 and $28.89, respectively. As of December 31, 2016, unrecognized compensation expense for outstanding RSUs and PSAs totaled $5.4 million. The weighted average remaining period over which the expense will be recognized is 2.1 years.

Stock Only Stock Appreciation Rights The following table sets forth information related to outstanding SOSARS:

	2016		2015		2014
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,199,742	$17.82	1,864,707	$16.20	1,977,133	$13.91
Granted	743,925	17.54	423,590	24.62	281,881	29.78
Exercised	(61,190)	10.70	(70,347)	14.12	(364,465)	13.99
Canceled / forfeited	(145,861)	22.80	(18,208)	25.41	(29,842)	19.36
Outstanding at December 31,	2,736,616	$17.64	2,199,742	$17.82	1,864,707	$16.20
Exercisable at December 31,	1,740,591	16.19	1,504,599	14.48	1,285,998	12.94
Vested and expected to vest	2,725,611		2,178,708		1,754,295

SOSAR Grants
Weighted average grant date fair value per share	$4.07		$7.46		$9.81
Aggregate grant date fair value (in thousands)	$3,013		$3,134		$2,764
Black-Scholes assumptions
Dividend yield	2.85%		1.94%		1.48%
Risk free rate of return	1.34%		1.64%		1.74%
Volatility	31.97%		36.38%		37.59%
Expected life	6		6		6
Compensation expense (in thousands)	$2,735		$2,645		$2,086

Under terms of the SOSAR, the recipients receive the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period. As of December 31, 2016, the intrinsic value of SOSARs vested and expected to vest totaled $18.9 million and the remaining weighted average contractual life of outstanding SOSARs was 5.2 years.

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

GLATFELTER 2016 FORM 10-K	43

We also provide certain health care benefits to eligible U.S.-based retired employees and exclude all salaried employees hired after January 1, 2008. These benefits include a comprehensive medical plan for retirees prior to age 65 and fixed supplemental premium payments to certain retirees over age 65 to help defray the costs of Medicare. Claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2016	2015	2016	2015
Change in Benefit Obligation
Balance at beginning of year	$541.9	$577.6	$51.0	$59.8
Service cost	10.5	11.6	1.1	1.4
Interest cost	24.5	23.3	2.0	2.0
Plan amendments	5.5	-	-	-
Participant contributions	-	-	1.0	1.2
Actuarial (gain)/loss	17.0	(34.8)	(3.4)	(10.1)
Benefits paid	(22.9)	(34.8)	(3.8)	(3.3)
One-time settlement	(24.2)	-	-	-
Effect of currency rate changes	(0.3)	(1.0)	-	-
Balance at end of year	$552.0	$541.9	$47.9	$51.0

Change in Plan Assets
Fair value of plan assets at beginning of year	$594.9	$638.0	$-	$-
Actual return on plan assets	60.8	(10.3)	-	-
Total contributions	2.1	2.0	3.8	3.3
Benefits paid	(22.9)	(34.8)	(3.8)	(3.3)
One-time settlement	(24.2)	-	-	-
Fair value of plan assets at end of year	$610.7	594.9	-	-
Funded status at end of year	$58.7	$53.0	$(47.9)	$(51.0)

In 2016, the we recorded a pension settlement charge of $7.3 million and settled $24.2 million of benefits in connection with a voluntary program offered to deferred vested terminated participants.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2016	2015	2016	2015
Other assets	$96.7	$89.1	$-	$-
Current liabilities	(2.0)	(2.1)	(3.2)	(3.2)
Other long-term liabilities	(36.0)	(34.0)	(44.7)	(47.7)
Net amount recognized	$58.7	$53.0	$(47.9)	$(50.9)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2016	2015	2016	2015
Prior service cost/(credit)	$14.8	$12.0	$(0.6)	$(0.8)
Net actuarial loss	165.9	185.0	(7.4)	(4.8)

The accumulated benefit obligation for all defined benefit pension plans was $537.6 million and $526.7 million at December 31, 2016 and 2015, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2016	2015	2016	2015
Discount rate – benefit obligation	4.43%	4.65%	4.18%	4.38%
Future compensation growth rate	3.00	3.50	–	–

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2016 ranged from 1.90% to 4.55% for pension plans and from 4.02% to 4.21% for other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2016	2015
Projected benefit obligation	$37.9	$36.1
Accumulated benefit obligation	34.6	33.1
Fair value of plan assets	–	–

Net periodic benefit cost includes the following components:

	Year Ended December 31
In millions	2016	2015	2014
Pension Benefits
Service cost	$10.5	$11.6	$10.4
Interest cost	24.5	23.3	24.8
Expected return on plan assets	(45.4)	(46.0)	(43.9)
Amortization of prior service cost	2.7	3.1	3.3
Amortization of actuarial loss	13.2	17.1	12.1
One-time settlement charge	7.3	—	—
Total net periodic benefit cost	$12.8	$9.1	$6.7

Other Benefits
Service cost	$1.1	$1.4	$1.5
Interest cost	2.0	2.0	2.5
Amortization of prior service cost/(credit)	(0.2)	(0.3)	(0.3)
Amortization of actuarial loss	(0.8)	0.2	0.4
Total net periodic benefit cost	$2.1	$3.3	$4.1

The prior service cost and actuarial net loss for our defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into our results of operations as a component of net periodic benefit cost over the next fiscal year are $2.8 million and $11.3 million, respectively. The comparable amounts of expected amortization for other benefit plans are a credit of $0.2 million and $0.6 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2016	2015
Pension Benefits
Actuarial loss	$1.4	$21.5
Plan amendments	5.5	—
Recognized prior service cost	(2.7)	(3.1)
Recognized actuarial losses	(20.5)	(17.1)
Total recognized in other comprehensive loss	(16.3)	1.3
Total recognized in net periodic benefit cost and other comprehensive loss	$(3.5)	$10.4
Other Benefits
Actuarial (gain) loss	$(3.4)	$(10.1)
Amortization of prior service cost	0.2	0.3
Amortization of actuarial losses	0.8	(0.2)
Total recognized in other comprehensive (income) loss	(2.4)	(10.0)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$(0.3)	$(6.7)

The weighted-average assumptions used in computing the net periodic benefit cost information above were as follows:

	Year Ended December 31
	2016	2015	2014
Pension Benefits
Discount rate – benefit expense	4.65%	4.21%	5.20%
Future compensation growth rate	3.50	4.00	4.00
Expected long-term rate of return on plan assets	7.75	8.00	8.00

Other Benefits
Discount rate – benefit expense	4.38%	3.89%	4.52%

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2016	2015
Health care cost trend rate assumed for next year	6.50%	6.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Year that the rate reaches the ultimate rate	2037	2037

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
In millions	Increase	Decrease
Effect on:
Post-retirement benefit obligation	$3.8	$(3.4)
Total of service and interest cost components	0.3	(0.3)

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

GLATFELTER 2016 FORM 10-K	45

solvency of the Plan over time and thereby meet its distribution objectives. All investments in the Plan will be made in accordance with ERISA and other applicable statutes.

Risk is minimized by diversification by asset class, by style of each manager and by sector and industry limits when applicable. The targeted range of investment allocations of Plan assets is as follows:

	Range
Domestic Equity	35%	-	45%
International equity	8	-	14
Real Estate Investment Trusts (REIT)	2	-	6
Fixed income, cash and cash equivalents	55	-	35

Diversification of plan assets is achieved by:

i.	placing restrictions on the percentage of equity investments in any one company, percentage of investment in any one industry, limiting the amount of assets placed with any one manager; and
ii.	setting targets for duration of fixed income securities, maintaining a certain level of credit quality, and limiting the amount of investment in a single security and in non-investment grade paper.

A formal asset allocation review is done periodically to ensure that the Plan has an appropriate asset allocation based on the Plan’s projected benefit obligations. The target return for each equity and fixed income manager will be one that places the manager’s performance in the top 40% of its peers and, on a gross basis, exceeds that of the manager’s respective benchmark index. The target return for cash and cash equivalents is a return that at least equals that of the 90-day T-bills.

The Investment Policy statement lists specific categories of securities or activities that are prohibited including options, futures, commodities, hedge funds, limited partnerships, and our stock.

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	December 31, 2016
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$201.9	$7.1	$194.8	$-
Small and mid cap	50.9	50.9	-	-
International equity	79.5	38.8	40.7	-
REIT	27.9	27.9	-	-
Fixed income	237.7	28.5	209.2	-
Cash and equivalents	12.8	-	12.8	-
Total	$610.7	$153.2	$457.5	$-

	December 31, 2015
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$175.1	$58.4	$116.7	$-
Small and mid cap	68.7	68.7	-	-
International equity	79.8	42.2	37.6	-
REIT	31.9	31.9	-	-
Fixed income	222.4	32.3	190.1	-
Cash and equivalents	17.0	-	17.0	-
Total	$594.9	$233.5	$361.4	$-

Cash Flow   We were not required to make contributions to our qualified pension plan in 2016 nor do we expect to make any to this plan in 2017. Benefit payments expected to be made in 2017 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$1,991
Other benefit plans	3,212

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2017	$36,885	$3,212
2018	37,033	3,548
2019	36,520	4,013
2020	36,871	4,389
2021	36,871	4,488
2022 through 2026	184,679	21,009

Defined Contribution Plans   We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. Through November 2015, we matched a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock out of treasury. Company matches are now made in cash. The expense associated with our 401(k) match was $2.0 million, $2.1 million and $2.0 million in 2016, 2015 and 2014, respectively.

12.	INVENTORIES

Inventories, net of reserves were as follows:

	December 31
In thousands	2016	2015
Raw materials	$66,359	$60,098
In-process and finished	112,507	115,874
Supplies	70,803	71,242
Total	$249,669	$247,214

We value all of our U.S. inventories, excluding supplies, on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $21.3 million and $28.2 million higher than reported at December 31, 2016 and 2015, respectively.

13.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2016	2015
Land and buildings	$192,877	$205,338
Machinery and equipment	1,335,669	1,305,067
Furniture, fixtures, and other	142,110	135,355
Accumulated depreciation	(1,036,825)	(1,009,331)
	633,831	636,429
Construction in progress	137,665	58,657
Asset retirement obligation, net	—	579
Timberlands, less depletion	4,402	3,199
Total	$775,898	$698,864

As of December 31, 2016 and 2015, we had $24.3 million and $13.4 million, respectively, of accrued capital expenditures.

14.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets:

	December 31
In thousands	2016	2015
Goodwill – Composite Fibers	$73,094	$76,056

Specialty Papers
Customer relationships	$6,155	$6,155
Composite Fibers
Tradename	4,195	4,332
Technology and related	35,874	37,625
Customer relationships and related	32,310	33,618
Advanced Airlaid Materials
Technology and related	1,377	1,403
Customer relationships and related	2,638	2,725
Total intangibles	82,549	85,858
Accumulated amortization	(26,290)	(22,801)
Net intangibles	$56,259	$63,057

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

In thousands	2016	2015	2014
Aggregate amortization expense:	$4,852	$5,340	$6,136
Estimated amortization expense:
2017	4,464
2018	4,464
2019	4,464
2020	4,336
2021	3,973

The remaining weighted average useful life of intangible assets was 13.1 years at December 31, 2016.

15.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2016	2015
Pension	$96,699	$89,093
Other	25,050	20,979
Total	$121,749	$110,072

16.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2016	2015
Accrued payroll and benefits	$48,306	$35,079
Other accrued compensation and retirement benefits	6,828	6,866
Income taxes payable	211	2,921
Accrued rebates	14,329	18,248
Other accrued expenses	49,576	43,330
Total	$119,250	$106,444

17.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2016	2015
Revolving credit facility, due Mar. 2020	$61,595	$58,792
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,282	10,109
2.05% Term Loan, due Mar. 2023	35,163	42,130
1.30% Term Loan, due Jun. 2023	9,788	-
1.55% Term Loan, due Sep. 2025	10,333	2,839
Total long-term debt	375,161	363,870
Less current portion	(8,961)	(7,366)
Unamortized deferred issuance costs	(2,553)	(3,208)
Long-term debt, net of current portion	$363,647	$353,296

The amount set forth for Long-term debt, net of current portion as of December 31, 2015, has been restated to retroactively adopt ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. This ASU required debt issuance costs to be presented as a direct deduction from the carrying value of the related debt instrument

GLATFELTER 2016 FORM 10-K	47

rather than as a deferred asset except for costs associated with a revolving line of credit.

On March 12, 2015, we amended our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $400 million, extended the maturity of the facility to March 12, 2020, and instituted a revised interest rate pricing grid. On February 1, 2017, the Revolving Credit Agreement was further amended to, among other things, change the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for purposes of calculating covenant compliance.

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of December 31, 2016, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement was 2.2x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes, which are now publically registered, are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc., Glatfelter Advanced Materials N.A., Inc., and Glatfelter Holdings, LLC (the “Guarantors”). Interest on the 5.375%

Notes is payable semiannually in arrears on April 15 and October 15.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2016, we met all of the requirements of our debt covenants.

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

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $4.2 million at December 31, 2016. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $1.2 million in 2016.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2017	$8,961
2018	9,930
2019	9,930
2020	321,525
2021	9,930
Thereafter	14,885

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2016 and 2015, we had $5.1 million and $5.3 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

18.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2016		2015
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$61,595	$61,595	$58,792	$58,792
Fixed-rate bonds	250,000	256,563	250,000	250,938
2.40% Term loan	8,282	8,877	10,109	10,535
2.05% Term loan	35,163	37,089	42,130	42,886
1.30% Term Loan	9,788	10,062	-	-
1.55% Term loan	10,333	10,082	2,839	2,524
Total	$375,161	$384,268	$363,870	$365,675

As of December 31, 2016 and 2015, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 19.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges  We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred over a maximum of nineteen months. Currency forward contracts involve fixing the EUR-USD exchange rate or USD-CAD for delivery of a specified amount of foreign currency on a specified date.

We designate certain currency forward contracts as cash flow hedges of forecasted raw material purchases, certain production costs or capital expenditures with exposure to changes in foreign currency exchange rates. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges of foreign exchange risk is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. With respect to hedges of forecasted raw material purchases or production costs, the amount deferred is subsequently reclassified into costs of products sold in the period that inventory produced using the hedged transaction affects earnings. For hedged capital expenditures, deferred gains or losses are reclassified and included in the historical cost of the capital asset and subsequently affect earnings as depreciation is recognized. The ineffective portion of the change in fair value of the derivative is recognized directly to earnings and reflected in the accompanying consolidated statements of income as non-operating income (expense) under the caption “Other-net.”

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31
In thousands	2016	2015
Derivative
Sell/Buy - sell notional
Euro / British Pound	10,373	10,527

Sell/Buy - buy notional
Euro / Philippine Peso	699,279	758,634
British Pound / Philippine Peso	557,025	542,063
Euro / U.S. Dollar	43,951	51,433
U.S. Dollar / Canadian Dollar	35,290	34,649
U.S. Dollar / Euro	15,379	—

These contracts have maturities of nineteen months or less.

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also enter into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on

GLATFELTER 2016 FORM 10-K	49

balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying consolidated statements of income under the caption “Other, net.”

	December 31
In thousands	2016	2015
Derivative
Sell/Buy - sell notional
U.S. Dollar / Euro	—	—
U.S. Dollar / British Pound	10,500	10,000
Euro / British Pound	—	—
British Pound / Euro	2,500	3,500

Sell/Buy - buy notional
Euro / U.S. Dollar	3,500	12,500
British Pound / Euro	18,500	13,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31		December 31
In thousands	2016	2015	2016	2015
	Prepaid Expenses and Other		Other Current
Balance sheet caption	Current Assets		Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$2,625	$955	$1,493	$1,545
Not designated as hedging:
Forward foreign currency exchange contracts	$60	$68	$104	$49

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

	Year ended December 31
In thousands	2016	2015	2014
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(551)	$5,752	$(655)
Ineffective portion – other – net	(166)	(152)	184
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$806	$599	$1,599

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2016	2015
Balance at January 1,	$(178)	$3,282
Deferred (losses) gains on cash flow hedges	1,509	2,292
Reclassified to earnings	551	(5,752)
Balance at December 31,	$1,882	$(178)

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

20.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year ended December 31
In thousands	2016	2015	2014
Shares outstanding at beginning of year	43,420	43,054	43,130
Shares repurchased	—	—	(464)
Treasury shares issued for:
Restricted stock awards	108	206	162
401(k) plan	—	134	116
Employee stock options exercised	22	26	110
Shares outstanding at end of year	43,550	43,420	43,054

21.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2017	$5,298	$87,831
2018	3,706	23,584
2019	3,030	5,193
2020	2,472	3,115
2021	1,896	2,961
Thereafter	7,270	1,890

Other contractual obligations primarily represent minimum purchase commitments under energy supply contracts and other purchase obligations.

At December 31, 2016, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $23.7 million and $124.6 million, respectively.

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

The Site has been subject to certain studies, demonstration projects and interim cleanups. The permanent cleanup, known as a “remedial action” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), consists of sediment dredging, installation of engineered caps and placement of sand covers in various areas in the bed of the river.

The United States originally notified several entities that they were potentially responsible parties (“PRPs”); however, after giving effect to settlements reached with the Governments, the remaining PRPs exposed to continuing obligations to implement the remainder of the cleanup consist of us, Georgia Pacific Consumer Products, L.P. (“Georgia Pacific”) and NCR Corporation (“NCR”). In addition to the government claims, Appvion retains a claim against us and Georgia Pacific.

The United States Environmental Protection Agency (“EPA”) has divided the Site into five “operable units”, including the most upstream portion of the Site on which our facility was located (“OU1”) and four downstream reaches of the river and bay (“OU2-5”).

We and WTM I Company, one of the PRPs, implemented the remedial action in OU1 under a consent decree with the Governments; Menasha Corporation made a financial contribution to that work. That project began in 2004 and the work is complete, other than on-going monitoring and maintenance.

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The majority of that work to date has been funded or conducted by parties other than us, although before the UAO, we contributed to a project in that area and we have conducted about $13.4 million of cleanup work under the UAO in 2015 and 2016. The cleanup is expected to continue through 2018. However, as discussed below, under a proposed consent decree between the United States, Wisconsin, NCR and Appvion, Inc. (“Appvion”), we would not be responsible for any additional cleanup at the Site.

Litigation and Settlement.  In 2008, in an allocation action, NCR and Appvion sued us and many other defendants in an effort to allocate among the liable parties the costs of cleaning up this Site and compensating the Governments for their costs and the natural resource trustees for NRDs. This case has been called the “Whiting litigation.” After several summary judgment rulings and a trial, the trial court entered judgment in the Whiting Litigation allocating to NCR 100% of the costs of (a) the OU2-5 cleanup, (b) NRDs, (c) past and future costs incurred by the Governments in OU2-5, and (d) past and

GLATFELTER 2016 FORM 10-K	51

future costs incurred by any of the other parties net of an appropriate equitable adjustment for insurance recoveries.

On appeal, the United States Court of Appeals for the Seventh Circuit affirmed the district court’s ruling, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1 -- which is upstream of the outfall of the facilities for which NCR is responsible -- solely as an “arranger for disposal” of PCB-containing waste paper by recycling it at our mill. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation.

In 2010, in an enforcement action, the Governments sued us and other defendants for (a) an injunction to require implementation of the cleanup ordered by the 2007 UAO, (b) recovery of the Governments’ past and future costs of response, (c) recovery of NRDs, and (d) recovery of a declaration of liability for the Site. After appeals, the Governments did not obtain an injunction and they withdrew their claims for NRDs. The Governments obtained a declaration of our liability to comply with the 2007 UAO. The Governments’ costs claims remained pending.

On January 17, 2017, the United States filed a consent decree with the federal district court among the United States, Wisconsin, NCR, and Appvion under which NCR would agree to complete the remaining cleanup and both NCR and Appvion would agree not to seek to recover from us or anyone else any amounts they have spent or will spend, and we and others would be barred from seeking claims against NCR or Appvion. If the proposed consent decree is approved by the district court and if it were to withstand any appeal, then we would only face exposure to: (i) government past oversight costs, (ii) government future oversight costs, (iii) long term monitoring and maintenance, and (iv) depending on the reason, a further remedy if necessary in the event the currently ordered remedy fails, over 30 or more years, to achieve its objectives. Under the proposed consent decree, we would be liable for all past and future costs incurred by the Governments in addition to long term monitoring and maintenance with respect to OU1 through OU4a. As the result of earlier settlements, Georgia Pacific is only jointly liable with us to the Governments for monitoring and maintenance costs incurred in the most downstream three miles of the river (“OU4b”) and the bay of Green Bay (“OU5”). In addition, we and Georgia Pacific have claims against each other to reallocate the costs that we have each incurred or will incur. In connection with the filing of the proposed consent decree, NCR and Appvion filed a request to stay the trial scheduled to commence in April 2017. The courts granted the stay.

Cost estimates. The January 17, 2017, proposed consent decree states that all parties combined have spent more than approximately $1 billion to date towards remedial actions and NRDs, of which we have contributed approximately $65 million. In addition, work to complete the remaining site remedy under the UAO is anticipated to cost approximately $200 million. If the consent decree were entered, we would no longer be exposed to reallocation of any of those amounts other than the portion contributed by Georgia Pacific, which Georgia Pacific claims to be about $145 million.

Under the proposed consent decree, we would remain responsible for the Governments’ unreimbursed past costs, which although they are in dispute, are represented to total approximately $34 million and the governments future costs. Furthermore, we, along with Georgia Pacific, would be responsible for long term monitoring and maintenance required pursuant to the Lower Fox River 100% Remedial Design Report dated December 2009 – Long Term Monitoring Plan (the “Plan”). The Plan requires long term monitoring of each of OU1 through OU5 over a period of 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. Each operable unit is required to be monitored; however, in the event the consent decree is entered by the court, we believe the cost of portions of the plan would be subject to allocation between us and Georgia Pacific. Although we are unable to determine with certainty the timing of cash expenditures for the above matters, they are reasonably likely to extend over a period of at least 30 years.

Reserves for the Site.  As the result of the proposed consent decree, and assuming it is ultimately approved and stands on appeal, our assessment of the range of probable outcomes for this matter has changed. The higher end of our range of our exposure is now lower; however, the lower end of the range is higher. We increased our reserve by $40.0 million as of December 31, 2016, to reflect our analysis of the range of potential outcomes in this matter and our current estimate of the most likely scenario. Our reserve is set forth below:

	Year ended December 31
In thousands	2016	2015
Balance at January 1,	$17,105	$16,223
Payments	(4,317)	(9,118)
Accruals	40,000	10,000
Balance at December 31,	$52,788	$17,105

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2016 and 2015 Work Plan. Of our total reserve for the Fox River, $25.0 million is recorded in the accompanying December 31, 2016 consolidated balance sheet under the caption “Environmental liabilities” and the remaining $27.8 million is recorded under the caption “Other long term liabilities.”

Range of Reasonably Possible Outcomes.  Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records of decision, discussions with legal counsel, cost estimates for future monitoring and maintenance and other post-remediation costs to be performed at the Site, and substantially dependent on whether the January 17, 2017, consent decree is entered and the resolution of the allocation issues between Georgia Pacific and us, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by amounts ranging from insignificant to $40 million. We believe the likelihood of an outcome in the upper end of the monetary range is less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote. However, in the event the consent decree is not entered, the ultimate resolution of this matter would likely resort to extensive litigation involving various matters, including allocation of remedial action and related costs. In such a scenario, although we should ultimately bear a very small share, it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by amounts ranging from insignificant to $150 million.

Summary.  Our current assessment is we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance our reserves will be adequate to provide for future obligations related to this matter, or our share of costs and/or damages will not exceed our available resources, or those obligations will not have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants. If the proposed consent decree is not approved and a court grants relief requiring us individually either to perform directly or to contribute significant amounts towards remedial action downstream of OU1 those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

22.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the year ended December 31, 2016	Composite	Advanced Airlaid	Specialty	Other and
In millions	Fibers	Materials	Papers	Unallocated	Total
Net sales	$517.0	$244.3	$843.6	$—	$1,604.8
Energy and related sales, net	—	—	6.1	—	6.1
Total revenue	517.0	244.3	849.7	—	1,610.9
Cost of products sold	416.4	209.5	752.6	13.8	1,392.3
Gross profit	100.6	34.8	97.1	(13.8)	218.7
SG&A	46.3	8.4	55.9	80.1	190.7
Loss on dispositions of plant, equipment and timberlands, net	—	—	—	0.2	0.2
Total operating income (loss)	54.3	26.4	41.2	(94.1)	27.8
Non-operating expense	—	—	—	(16.9)	(16.9)
Income (loss) before income taxes	$54.3	$26.4	$41.2	$(111.0)	$10.9
Supplementary Data
Plant, equipment and timberlands, net	$235.1	$179.3	$352.9	$8.6	$775.9
Depreciation, depletion and amortization	27.8	9.0	26.3	2.7	65.8
Capital expenditures	18.8	36.8	99.0	5.6	160.2

GLATFELTER 2016 FORM 10-K	53

For the year ended December 31, 2015	Composite	Advanced Airlaid	Specialty	Other and
In millions	Fibers	Materials	Papers	Unallocated	Total
Net sales	$541.5	$244.6	$875.0	$—	$1,661.1
Energy and related sales, net	—	—	5.7	—	5.7
Total revenue	541.5	244.6	880.7	—	1,666.7
Cost of products sold	434.4	215.7	804.5	9.2	1,463.8
Gross profit	107.1	28.9	76.2	(9.2)	203.0
SG&A	45.7	7.6	43.3	31.0	127.7
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	(21.1)	(21.1)
Total operating income (loss)	61.4	21.3	32.9	(19.1)	96.4
Non-operating expense	—	—	—	(17.8)	(17.8)
Income (loss) before income taxes	$61.4	$21.3	$32.9	$(36.9)	$78.6
Supplementary Data
Plant, equipment and timberlands, net	$258.1	$153.5	$281.6	$5.7	$698.9
Depreciation, depletion and amortization	26.2	8.8	26.0	2.2	63.2
Capital expenditures	26.8	7.8	63.5	1.8	99.9

For the year ended December 31, 2014	Composite	Advanced Airlaid	Specialty	Other and
In millions	Fibers	Materials	Papers	Unallocated	Total
Net sales	$617.9	$281.7	$902.9	$—	$1,802.4
Energy and related sales, net	—	—	7.9	—	7.9
Total revenue	617.9	281.7	910.8	—	1,810.3
Cost of products sold	498.0	247.6	821.8	7.8	1,575.2
Gross profit	119.9	34.1	89.0	(7.8)	235.1
SG&A	51.6	8.8	50.4	22.4	133.2
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	(4.9)	(4.9)
Total operating income (loss)	68.3	25.3	38.6	(25.3)	106.8
Non-operating expense	—	—	—	(19.4)	(19.4)
Income (loss) before income taxes	$68.3	$25.3	$38.6	$(44.7)	$87.4
Supplementary Data
Plant, equipment and timberlands, net	$277.8	$163.6	$250.1	$6.1	$697.6
Depreciation, depletion and amortization	29.7	9.1	29.9	1.9	70.6
Capital expenditures	23.9	7.6	32.1	2.4	66.0

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

Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage filtration paper primarily used for single-serve coffee and tea products;
•	Wallcovering base materials used by the world’s largest wallpaper manufacturers;
•	Metallized products used in labels, packaging liners, gift wrap, and other consumer product applications;
•	Composite Laminate paper used in production of decorative laminates, furniture, and flooring applications; and
•

Technical Specialties a diverse line of special paper products used in applications such as electrical energy storage, transport and transmission, wipes, and other highly-engineered fiber-based applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2016	2015	2014
Food & beverage	$258,463	$274,865	$296,304
Wallcovering	90,767	91,620	149,957
Metallized	61,059	68,397	80,839
Composite laminates	35,107	34,897	38,159
Technical specialties and other	71,558	71,689	52,592
Total	$516,954	$541,468	$617,851

The Advanced Airlaid Materials business unit is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials primarily used to manufacture consumer products for growing global end-user markets. These products include:

•	feminine hygiene;
•	specialty wipes;
•	adult incontinence;
•	home care; and
•	other consumer products.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2016	2015	2014
Feminine hygiene	$173,902	$182,048	$216,836
Specialty wipes	25,206	22,950	16,002
Adult incontinence	12,281	10,720	17,586
Home care	12,630	13,345	15,401
Other	20,243	15,526	15,848
Total	$244,262	$244,589	$281,673

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & non-carbonless forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;
•	Engineered products for high speed ink jet printing, office specialty products, greeting cards, and other niche specialty applications;
•	Envelope and converting papers primarily utilized for transactional and direct mail envelopes; and
•	Book publishing papers for the production of high quality hardbound books and other book publishing needs.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2016	2015	2014
Carbonless & forms	$319,648	$349,831	$376,959
Engineered products	189,463	190,943	194,189
Envelope & converting	173,362	178,067	183,194
Book publishing	157,541	152,647	144,744
Other	3,568	3,538	3,805
Total	$843,582	$875,026	$902,891

GLATFELTER 2016 FORM 10-K	55

No individual customer accounted for more than 10% of our consolidated net sales in 2016, 2015 and 2014. However, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in each of the past three years ended December 31, 2016.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2016		2015		2014
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$918,567	$391,977	$959,730	$287,447	$980,933	$256,251
Germany	427,520	220,380	444,009	232,340	529,003	257,311
United Kingdom	78,759	51,903	86,442	62,931	103,219	62,617
Canada	115,902	79,727	118,568	81,201	129,401	82,774
Other	64,049	31,911	52,335	34,945	59,859	38,655
Total	$1,604,797	$775,898	$1,661,084	$698,864	$1,802,415	$697,608

23.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 5.375% Notes issued by P. H. Glatfelter Company (the “Parent”) are fully and unconditionally guaranteed, on a joint and several basis, by certain of our 100%-owned domestic subsidiaries, PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc., Glatfelter Advance Materials N.A., Inc., and Glatfelter Holdings, LLC. The guarantees are subject to certain customary release provisions including i) the designation of such subsidiary as an unrestricted or excluded subsidiary; (ii) in connection with any sale or disposition of the capital stock of the subsidiary guarantor; and (iii) upon our exercise of our legal defeasance option or our covenant defeasance option, all of which are more fully described in the Indenture dated as of October 3, 2012 and the First Supplemental Indenture dated as of October 27, 2015, among us, the Guarantors and US Bank National Association, as Trustee, relating to the 5.375% Notes.

The following presents our condensed consolidating statements of income, including comprehensive income and cash flows for the years ended December 31, 2016, 2015 and 2014 and our condensed consolidating balance sheets as of December 31, 2016 and 2015.

Condensed Consolidating Statement of Income for the

year ended December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$843,582	$75,000	$755,860	$(69,645)	$1,604,797
Energy and related sales, net	6,141	—	—	—	6,141
Total revenues	849,723	75,000	755,860	(69,645)	1,610,938
Costs of products sold	763,109	70,991	627,880	(69,645)	1,392,335
Gross profit	86,614	4,009	127,980	—	218,603
Selling, general and administrative
expenses	133,387	(156)	57,463	—	190,694
Loss on dispositions of plant
equipment and timberlands, net	177	—	39	—	216
Operating income (loss)	(46,950)	4,165	70,478	—	27,693
Other non-operating
income (expense)
Interest expense	(17,436)	(41)	(3,060)	4,715	(15,822)
Interest income	687	4,177	57	(4,715)	206
Equity in earnings of subsidiaries	61,007	58,347	—	(119,354)	—
Other, net	(2,312)	(3,966)	5,007	—	(1,271)
Total other non-operating
income (expense)	41,946	58,517	2,004	(119,354)	(16,887)
Income (loss) before income taxes	(5,004)	62,682	72,482	(119,354)	10,806
Income tax provision (benefit)	(26,558)	1,675	14,135	—	(10,748)
Net income	21,554	61,007	58,347	(119,354)	21,554
Other comprehensive loss	(14,120)	(25,916)	(25,176)	51,092	(14,120)
Comprehensive income	$7,434	$35,091	$33,171	$(68,262)	$7,434

Condensed Consolidating Statement of Income for the

year ended December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$875,026	$84,704	$779,380	$(78,026)	$1,661,084
Energy and related sales, net	5,664	—	—	—	5,664
Total revenues	880,690	84,704	779,380	(78,026)	1,666,748
Costs of products sold	811,329	80,455	650,025	(78,026)	1,463,783
Gross profit	69,361	4,249	129,355	—	202,965
Selling, general and administrative
expenses	71,751	821	55,134	—	127,706
Gain on dispositions of plant
equipment and timberlands, net	(19,720)	(1,183)	(210)	—	(21,113)
Operating income	17,330	4,611	74,431	—	96,372
Other non-operating
income (expense)
Interest expense	(18,147)	—	(36,859)	37,542	(17,464)
Interest income	673	37,127	26	(37,543)	283
Equity in earnings of subsidiaries	61,946	24,737	—	(86,683)	—
Other, net	(3,389)	(1,471)	4,245	—	(615)
Total other non-operating
income (expense)	41,083	60,393	(32,588)	(86,684)	(17,796)
Income before income taxes	58,413	65,004	41,843	(86,684)	78,576
Income tax provision (benefit)	(6,162)	2,922	17,241	—	14,001
Net income	64,575	62,082	24,602	(86,684)	64,575
Other comprehensive income (loss)	(35,616)	(41,010)	29,680	11,330	(35,616)
Comprehensive income	$28,959	$21,072	$54,282	$(75,354)	$28,959

Condensed Consolidating Statement of Income for the

year ended December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$902,892	$78,077	$897,363	$(75,917)	$1,802,415
Energy and related sales, net	7,927	—	—	—	7,927
Total revenues	910,819	78,077	897,363	(75,917)	1,810,342
Costs of products sold	830,710	74,414	745,981	(75,917)	1,575,188
Gross profit	80,109	3,663	151,382	—	235,154
Selling, general and administrative
expenses	67,086	1,765	64,384	—	133,235
Gain on dispositions of plant
equipment and timberlands, net	(3,545)	(1,316)	—	—	(4,861)
Operating income	16,568	3,214	86,998	—	106,780
Other non-operating
income (expense)
Interest expense	(19,105)	—	(102,571)	102,755	(18,921)
Interest income	638	102,241	36	(102,756)	159
Equity in earnings of subsidiaries	67,590	(34,265)	—	(33,325)	—
Other, net	(1,366)	317	414	—	(635)
Total other non-operating
income (expense)	47,757	68,293	(102,121)	(33,326)	(19,397)
Income (loss) before income taxes	64,325	71,507	(15,123)	(33,326)	87,383
Income tax provision (benefit)	(4,921)	3,916	19,142	—	18,137
Net income (loss)	69,246	67,591	(34,265)	(33,326)	69,246
Other comprehensive income (loss)	(79,513)	(40,704)	28,840	11,864	(79,513)
Comprehensive income (loss)	$(10,267)	$26,887	$(5,425)	$(21,462)	$(10,267)

GLATFELTER 2016 FORM 10-K	57

Condensed Consolidating Balance Sheet as of December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,082	$1,461	$48,901	$—	$55,444
Other current assets	206,002	256,289	242,187	(265,663)	438,815
Plant, equipment and timberlands, net	360,521	31,455	383,922	—	775,898
Investments in subsidiaries	789,565	540,029	—	(1,329,594)	—
Other assets	123,010	—	128,092	—	251,102
Total assets	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259
Liabilities and Shareholders' Equity
Current liabilities	$426,628	$26,085	$135,961	$(265,663)	$323,011
Long-term debt	283,686	14,000	65,961	—	363,647
Deferred income taxes	10,221	(729)	45,503	—	54,995
Other long-term liabilities	109,819	313	15,648	—	125,780
Total liabilities	830,354	39,669	263,073	(265,663)	867,433
Shareholders’ equity	653,826	789,565	540,029	(1,329,594)	653,826
Total liabilities and shareholders’ equity	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259

Condensed Consolidating Balance Sheet as of December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$59,130	$465	$45,709	$—	$105,304
Other current assets	199,690	238,515	239,367	(230,509)	447,063
Plant, equipment and timberlands, net	286,334	1,114	411,416	—	698,864
Investments in subsidiaries	737,450	507,116	—	(1,244,566)	—
Other assets	106,586	—	142,599	—	249,185
Total assets	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416
Liabilities and Shareholders' Equity
Current liabilities	$363,037	$9,725	$162,081	$(230,523)	$304,320
Long-term debt	247,075	—	106,221	—	353,296
Deferred income taxes	28,561	(79)	47,976	—	76,458
Other long-term liabilities	87,270	—	15,825	—	103,095
Total liabilities	725,943	9,646	332,103	(230,523)	837,169
Shareholders’ equity	663,247	737,564	506,988	(1,244,552)	663,247
Total liabilities and shareholders’ equity	$1,389,190	$747,210	$839,091	$(1,475,075)	$1,500,416

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$33,109	$1,275	$81,726	$—	$116,110
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(104,595)	(30,682)	(24,881)	—	(160,158)
Proceeds from disposals of plant, equipment and timberlands, net	41	—	29	—	70
Repayments from intercompany loans	—	15,601	—	(15,601)	—
Advances of intercompany loans	—	(18,330)	—	18,330	—
Intercompany capital contributed	(17,000)	(500)	—	17,500	—
Other	(800)	—	—	—	(800)
Total investing activities	(122,354)	(33,911)	(24,852)	20,229	(160,888)
Financing activities
Net long-term borrowings	36,000	14,000	(35,886)	—	14,114
Payments of borrowing costs	(136)	—	—	—	(136)
Payment of dividends to shareholders	(21,589)	—	—	—	(21,589)
Repayments of intercompany loans	—	—	(15,601)	15,601	—
Borrowings of intercompany loans	18,330	—	—	(18,330)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Payment of intercompany dividend	—	632	(632)	-	—
Proceeds from government grants	3,582	2,000	—	—	5,582
Payments related to share-based compensation awards and other	(990)	—	—	—	(990)
Total financing activities	35,197	33,632	(51,619)	(20,229)	(3,019)
Effect of exchange rate on cash	—	—	(2,063)	—	(2,063)
Net increase (decrease) in cash	(54,048)	996	3,192	—	(49,860)
Cash at the beginning of period	59,130	465	45,709	—	105,304
Cash at the end of period	$5,082	$1,461	$48,901	$—	$55,444

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$34,391	$627	$98,725	$—	$133,743
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(65,265)	(109)	(34,515)	—	(99,889)
Proceeds from disposals of plant, equipment and timberlands, net	22,741	1,213	505	—	24,459
Repayments from intercompany loans	—	57,855	—	(57,855)	—
Advances of intercompany loans	—	(49,230)	—	49,230	—
Intercompany capital (contributed) returned	10,100	(300)	—	(9,800)	—
Acquisitions, net of cash acquired	—	—	(224)	—	(224)
Other	(1,600)	—	—	—	(1,600)
Total investing activities	(34,024)	9,429	(34,234)	(18,425)	(77,254)
Financing activities
Net repayments of indebtedness	—	—	(24,650)	—	(24,650)
Payments of borrowing costs	(1,329)	—	—	—	(1,329)
Payment of dividends to shareholders	(20,443)	—	—	—	(20,443)
Repayments of intercompany loans	(9,158)	—	(48,697)	57,855	—
Borrowings of intercompany loans	49,230	—	—	(49,230)	—
Intercompany capital (returned) received	—	(10,100)	300	9,800	—
Proceeds from government grants	421	—	—	—	421
Payments related to share-based compensation awards and other	(2,166)	—	151	—	(2,015)
Total financing activities	16,555	(10,100)	(72,896)	18,425	(48,016)
Effect of exchange rate on cash	—	—	(3,006)	—	(3,006)
Net decrease in cash	16,922	(44)	(11,411)	—	5,467
Cash at the beginning of period	42,208	509	57,120	—	99,837
Cash at the end of period	$59,130	$465	$45,709	$—	$105,304

GLATFELTER 2016 FORM 10-K	59

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2014

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$36,240	$4,159	$59,178	$—	$99,577
Investing activities
Expenditures for plant, equipment and timberlands	(34,518)	—	(31,528)	—	(66,046)
Proceeds from disposal plant, equipment and timberlands, net	3,707	1,355	10	—	5,072
Repayments from intercompany loans	—	20,840	—	(20,840)	—
Advances of intercompany loans	(12,671)	(26,340)	—	39,011	—
Acquisitions, net of cash acquired	—	—	(8,015)	—	(8,015)
Other	(600)	—	—	—	(600)
Total investing activities	(44,082)	(4,145)	(39,533)	18,171	(69,589)
Financing activities
Net proceeds from indebtedness	—	—	(18,128)	—	(18,128)
Payments of note offering costs	—	—	—	—	—
Payment of dividends to shareholders	(18,696)	—	—	—	(18,696)
Repurchases of common stock	(12,180)	—	—	—	(12,180)
Repayments of intercompany loans	—	—	(20,840)	20,840	—
Borrowings of intercompany loans	26,340	—	12,671	(39,011)	—
Payments related to share-based compensation awards and other	(1,630)	—	(247)	—	(1,877)
Total financing activities	(6,166)	—	(26,544)	(18,171)	(50,881)
Effect of exchange rate on cash	—	—	(2,152)	—	(2,152)
Net increase (decrease) in cash	(14,008)	14	(9,051)	—	(23,045)
Cash at the beginning of period	56,216	495	66,171	—	122,882
Cash at the end of period	$42,208	$509	$57,120	$—	$99,837

24.	QUARTERLY RESULTS (UNAUDITED)

							Earnings (loss)
In thousands,	Net sales		Gross profit		Net income (loss)		per share
except per share	2016	2015	2016	2015	2016	2015	2016	2015
First	$402,218	$417,469	$57,843	$52,108	$16,168	$13,925	$0.37	$0.32
Second	406,413	410,803	42,723	32,833	1,965	2,848	0.04	0.06
Third	405,301	419,960	61,170	59,908	19,601	13,504	0.44	0.31
Fourth	390,865	412,852	56,867	58,116	(16,180)	34,298	(0.37)	0.78

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2016, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2017. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, two of the four members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2017.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2017.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2017.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2017.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

GLATFELTER 2016 FORM 10-K	61

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014
		ii.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014
		iii.	Consolidated Balance Sheets as of December 31, 2016 and 2015
		iv.	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
		v.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016, 2015 and 2014
		vi.	Notes to Consolidated Financial Statements
	2.		Financial Statement Schedules (Consolidated) included in Part IV:
		i.	Schedule II ‑Valuation and Qualifying Accounts - For each of the three years ended December 31, 2016

(b)	Exhibit Index

Exhibit Number	Description of Documents	Incorporated by Reference to
		Exhibit	Filing
2.1	Share Purchase Agreement, dated March 13, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. (as purchaser), P H. Glatfelter Company (as purchaser guarantor), Fortress Security Papers AG (as vendor) and Fortress Paper Ltd. (as vendor guarantor) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).	2.1	Form 10-Q filed May 9, 2013
3.1	Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR).	3(b)	Form 10-K filed March 13, 2008
3.2	Amended and Restated By‑Laws of P. H. Glatfelter Company, as amended, dated December 15, 2016, filed herewith
4.1	Indenture, dated as of October 3, 2012, by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee, relating to 5.375% Senior Notes due 2020.	4.1	Form 8-K filed October 3, 2012
4.2	First Supplemental Indenture dated as of October 27, 2015 by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and US Bank National Association, as Trustee.	4.2	Form 10-K filed February 26, 2016
10.1	Second Amended and Restated Credit Agreement, dated as of March 12, 2015, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as co-syndication agents, and Cobank, ACB, Bank of America, N.A. and Manufacturers and Traders Trust Company, as co-documentation agents.	10.1	Form 8-K filed March 16, 2015
10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2017, by and among P. H. Glatfelter Company, the Lenders party thereto, and PNC Bank, National Association, in its capacity as administrative agent for the Lenders.	10.1	Form 8-K filed on February 6, 2017
10.3	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf	10.1	Form 10-Q filed May 9, 2013
10.4	Guaranty, dated April 17, 2013, executed by P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.5	P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan, as amended and restated effective February 26, 2015**	10.4	Form 10-K filed February 27, 2015
10.6	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2015**	10.1	Form 8-K filed May 8, 2015
10.7	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between the registrant and certain employees**	10.1	Form 10-Q filed May 2, 2014
10.8	P. H. Glatfelter Company Supplemental Executive Retirement Plan (amended and restated effective January 1, 2010)**	10(c)	Form 10-K filed March 8, 2013
10.9	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008)**	10(d)	Form 10-K filed March 8, 2013
10.10	Form of Top Management Restricted Stock Unit Award Certificate**	10.2	Form 8-K filed May 5, 2009
10.11	Form of Non-Employee Director Restricted Stock Unit Award Certificate**	10.3	Form 8-K filed April 29, 2005
10.12	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014)**	10.3	Form 10-Q filed May 2, 2014
10.13	Form of Performance Share Award Certificate (form effective February 26, 2014)**	10.2	Form 10-Q filed May 2, 2014
10.14	Form of Restricted Stock Unit Award Certificate, form effective as of December 13, 2013**	10.(l)	Form 10-K filed March 3, 2014
10.15	Restricted Stock Unit Award Certificate, dated as of December 13, 2013, for Dante C. Parrini**	10.1	Form 8-K filed December 17, 2013
10.16	Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed July 6, 2010

Exhibit Number		Description of Documents	Incorporated by Reference to
			Exhibit	Filing
10.17		Retention agreement between P. H. Glatfelter Company and Timothy R. Hess, dated January 7, 2017, filed herewith**
10.18		Restricted Stock Unit Award Certificate for Timothy R. Hess, dated as of January 6, 2017, filed herewith **
10.19		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, form effective as of August 5, 2013**	10(q)	Form 10-K filed March 3, 2014
10.19	(A)	Schedule of Change in Control Employment Agreements, filed herewith**
10.20		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees, form effective as of December 8, 2008**	10(j)	Form 10-K filed March 13, 2009
10.21		Summary of Non-Employee Director Compensation (effective January 1, 2005)**	10.1	Form 8-K filed December 20, 2004
10.22		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007**	10(k)	Form 10-K filed March 8, 2013
10.23		Service Agreement, commencing on August 1, 2006, between the Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(r)	Form 10-K filed March 16, 2007
10.24		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp**	10(t)	Form 10-K filed March 13, 2008
10.25		Guidelines for Executive Severance**	10.2	Form 8-K filed July 6, 2010
10.25

Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin

			10(i)	Form 10-K filed March 28, 1997
10.25

Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site between the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

			10.3(a)	Form 10-Q filed August 6, 2010
10.25	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	Form 10-Q filed August 6, 2010
10.25	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	Form 10-Q filed August 6, 2010
10.26	(C)

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.) (certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

			10.3(d)	Form 10-Q filed August 6, 2010
10.27		Administrative Order for Remedial Action dated November 13, 2007, issued by the United States Environmental Protection Agency	10.2	Form 8-K filed November 19, 2007
14		Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	Form 10-K filed March 15, 2004
21		Subsidiaries of the Registrant, filed herewith
23		Consent of Independent Registered Public Accounting Firm, filed herewith
31.1		Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2		Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1		Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith
32.2

Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS		XBRL Instance Document, filed herewith
101.SCH		XBRL Taxonomy Extension Schema, filed herewith
101.CAL		XBRL Extension Calculation Linkbase, filed herewith
101.DEF		XBRL Extension Definition Linkbase, filed herewith
101.LAB		XBRL Extension Label Linkbase, filed herewith
101.PRE		XBRL Extension Presentation Linkbase, filed herewith

**	Management contract or compensatory plan

GLATFELTER 2016 FORM 10-K	63

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)
February 24, 2017
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 24, 2017	/s/ Dante C. Parrini	Principal Executive Officer and Director
Dante C. Parrini Chairman and Chief Executive Officer

February 24, 2017	/s/ John P. Jacunski	Principal Financial Officer
John P. Jacunski Executive Vice President and Chief Financial Officer

February 24, 2017	/s/ David C. Elder	Chief Accounting Officer
David C. Elder Vice President, Finance

February 24, 2017	/s/ Bruce Brown	Director
Bruce Brown

February 24, 2017	/s/ Kathleen A. Dahlberg	Director
Kathleen A. Dahlberg

February 24, 2017	/s/ Nicholas DeBenedictis	Director
Nicholas DeBenedictis

February 24, 2017	/s/ Kevin M. Fogarty	Director
Kevin M. Fogarty

February 24, 2017	/s/ J. Robert Hall	Director
J. Robert Hall

February 24, 2017	/s/ Richard C. Ill	Director
Richard C. Ill

February 24, 2017	/s/ Ronald J. Naples	Director
Ronald J. Naples

February 24, 2017	/s/ Lee C. Stewart	Director
Lee C. Stewart

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2016

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2016	2015	2014	2016	2015	2014
Balance, beginning of year	$2,239	$2,703	$2,725	$1,593	$1,809	$1,810
Provision	32	7	1,061	4,283	3,856	4,356
Write-offs, recoveries and discounts allowed	(497)	(275)	(946)	(4,368)	(3,649)	(4,719)
Other (a)	(55)	(196)	(137)	(46)	(423)	362
Balance, end of year	$1,719	$2,239	$2,703	$1,462	$1,593	$1,809

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.

GLATFELTER 2016 FORM 10-K	65