Form 10-Q
period 2017-03-31
GLATFELTER P H CO
filed 2017-05-02
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒			Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒.

Common Stock outstanding on April 25, 2017 totaled 43,558,387 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2017

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2017	2016
Net sales	$390,713	$402,218
Energy and related sales, net	1,129	666
Total revenues	391,842	402,884
Costs of products sold	334,913	345,041
Gross profit	56,929	57,843
Selling, general and administrative expenses	35,086	31,858
Losses on dispositions of plant, equipment and timberlands, net	32	24
Operating income	21,811	25,961
Non-operating income (expense)
Interest expense	(4,008)	(4,116)
Interest income	113	91
Other, net	(279)	(700)
Total non-operating expense	(4,174)	(4,725)
Income before income taxes	17,637	21,236
Income tax provision	6,034	5,068
Net income	$11,603	$16,168
Earnings per share
Basic	$0.27	$0.37
Diluted	0.26	0.37
Cash dividends declared per common share	$0.13	$0.125
Weighted average shares outstanding
Basic	43,583	43,521
Diluted	44,493	43,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2017	2016
Net income	$11,603	$16,168
Foreign currency translation adjustments	6,065	13,419
Net change in:
Deferred (gains) losses on cash flow hedges, net of taxes
of $288 and $57, respectively	(946)	66
Unrecognized retirement obligations, net of taxes
of $(1,248) and $(1,367), respectively	2,074	2,257
Other comprehensive income	7,193	15,742
Comprehensive income	$18,796	$31,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2017	2016
Assets
Cash and cash equivalents	$57,227	$55,444
Accounts receivable, net	165,420	152,989
Inventories	260,744	249,669
Prepaid expenses and other current assets	33,263	36,157
Total current assets	516,654	494,259
Plant, equipment and timberlands, net	803,997	775,898
Goodwill	74,099	73,094
Intangible assets, net	55,922	56,259
Other assets	124,094	121,749
Total assets	$1,574,766	$1,521,259
Liabilities and Shareholders' Equity
Current portion of long-term debt	$9,416	$8,961
Accounts payable	172,295	164,345
Dividends payable	5,675	5,455
Environmental liabilities	25,000	25,000
Other current liabilities	108,449	119,250
Total current liabilities	320,835	323,011
Long-term debt	400,470	363,647
Deferred income taxes	57,830	54,995
Other long-term liabilities	126,845	125,780
Total liabilities	905,980	867,433
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	59,623	57,917
Retained earnings	968,813	962,884
Accumulated other comprehensive loss	(197,413)	(204,606)
	831,567	816,739
Less cost of common stock in treasury	(162,781)	(162,913)
Total shareholders’ equity	668,786	653,826
Total liabilities and shareholders’ equity	$1,574,766	$1,521,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2017	2016
Operating activities
Net income	$11,603	$16,168
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	17,282	16,646
Amortization of debt issue costs	289	290
Pension expense, net of unfunded benefits paid	928	767
Deferred income tax benefit	1,704	2,436
Losses on dispositions of plant, equipment and timberlands, net	32	24
Share-based compensation	1,648	1,217
Change in operating assets and liabilities
Accounts receivable	(11,462)	2,376
Inventories	(9,907)	(5,888)
Prepaid and other current assets	1,670	(1,980)
Accounts payable	2,903	(15,759)
Accruals and other current liabilities	(8,874)	(4,897)
Other	(255)	41
Net cash provided by operating activities	7,561	11,441
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(36,783)	(43,294)
Proceeds from disposals of plant, equipment and timberlands, net	—	33
Other	—	(300)
Net cash used by investing activities	(36,783)	(43,561)
Financing activities
Net borrowings under revolving credit facility	38,236	—
Payments of borrowing costs	—	(51)
Repayment of term loans	(2,190)	(1,926)
Payments of dividends	(5,455)	(5,231)
Proceeds from government grants	—	3,861
Payments related to share-based compensation awards and other	(112)	(751)
Net cash provided (used) by financing activities	30,479	(4,098)
Effect of exchange rate changes on cash	526	1,176
Net increase (decrease) in cash and cash equivalents	1,783	(35,042)
Cash and cash equivalents at the beginning of period	55,444	105,304
Cash and cash equivalents at the end of period	$57,227	$70,262

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$293	$474
Income taxes, net	2,194	5,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.17 Form 10-Q

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

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2016 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements  In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting designed to simplify certain aspects of accounting for share-

based awards. The new ASU requires entities to recognize as a component of income tax expense all excess tax benefits or deficiencies arising from the difference between compensation costs recognized and the intrinsic value at the time an option is exercised or, in the case of restricted stock and similar awards, the fair value upon vesting of an award. Previously such differences were recognized in additional paid in capital as part of an “APIC pool.” The ASU also requires entities to exclude excess tax benefits and tax deficiencies from the calculation of common share equivalents for purposes of calculating earnings per share. In addition, as permitted by the ASU, we have elected to account for the impact of forfeitures as they occur rather to estimate forfeitures for purposes of recognizing compensation expense. We adopted this standard effective January 1, 2017, on a prospective basis; however, the adoption of the new standard did not have a material impact on our reported results of operations or financial position.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted retrospectively for fiscal years beginning after December 15, 2017. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The guidance allows for both retrospective and modified retrospective

GLATFELTER

03.31.17 Form 10-Q

methods of adoption. We will apply the modified retrospective method of adoption. We have performed an initial assessment of the impact of the ASU on our policies, processes, systems and controls and are developing processes to obtain the information necessary for the new disclosures. We are in the process of evaluating the impact this standard may have, if any, on our reported results of operations or financial position. Based on the initial assessment, we do not expect this ASU will have a significant impact on the timing or amount of revenue recognition.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components are to be presented below the determination of operating income. Entities will be required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of ASU 2017-07 will have a material impact on our consolidated financial statements.

3.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended March 31
In thousands, except per share	2017	2016
Net income	$11,603	$16,168
Weighted average common shares
outstanding used in basic EPS	43,583	43,521
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	910	350
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,493	43,871
Earnings per share
Basic	$0.27	$0.37
Diluted	0.26	0.37

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2017	2016
Three months ended	592	1,694

GLATFELTER

03.31.17 Form 10-Q

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2017 and 2016.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2017	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Other comprehensive income before reclassifications (net of tax)	6,065	(255)	—	—	5,810
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(691)	2,190	(116)	1,383
Net current period other comprehensive income (loss)	6,065	(946)	2,190	(116)	7,193
Balance at March 31, 2017	$(94,383)	$554	$(108,466)	$4,882	$(197,413)
Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	13,419	252	—	—	13,671
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(186)	2,315	(58)	2,071
Net current period other comprehensive income (loss)	13,419	66	2,315	(58)	15,742
Balance at March 31, 2016	$(59,622)	$(159)	$(118,399)	$3,436	$(174,744)

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended March 31
In thousands	2017	2016
Description			Line Item in Statements of Income
Cash flow hedges (Note 11)
Gains on cash flow hedges	$(931)	$(298)	Costs of products sold
Tax expense	240	112	Income tax provision
Net of tax	(691)	(186)
Retirement plan obligations (Note 7)
Amortization of deferred benefit pension plans
Prior service costs	526	503	Costs of products sold
	178	171	Selling, general and administrative
Actuarial losses	2,108	2,281	Costs of products sold
	714	773	Selling, general and administrative
	3,526	3,728
Tax benefit	(1,336)	(1,413)	Income tax provision
Net of tax	2,190	2,315
Amortization of deferred benefit other plans
Prior service costs	(37)	(37)	Costs of products sold
	(8)	(8)	Selling, general and administrative
Actuarial losses	(118)	(42)	Costs of products sold
	(25)	(9)	Selling, general and administrative
	(188)	(96)
Tax expense	72	38	Income tax provision
Net of tax	(116)	(58)
Total reclassifications, net of tax	$1,383	$2,071

GLATFELTER

03.31.17 Form 10-Q

5.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of March 31, 2017 and December 31, 2016, we had $16.1 million and $14.2 million of gross unrecognized tax benefits. As of March 31, 2017, if such benefits were to be recognized, approximately $13.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 - 2016	N/A
State	2012 - 2016	2014
Canada(1)	2010 - 2016	N/A
Germany(1)	2012 - 2016	2011 - 2013
France	2014 - 2016	2011 - 2012
United Kingdom	2015 - 2016	N/A
Philippines	2015 -2016	2013 - 2014

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $0.9 million. Substantially all of this range relates to tax positions taken in the United Kingdom and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Three months ended March 31
In millions	2017	2016
Interest expense (income)	$0.1	$0.1
Penalties	—	—

	March 31	December 31
	2017	2016
Accrued interest payable	$0.6	$0.5

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The RSUs vest on the passage of time, generally on a graded scale over a three, four, and five-year period, or in certain instances the RSUs were issued with five year cliff vesting. PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during periods indicated:

Units	2017	2016
Balance at January 1,	679,038	674,523
Granted	290,880	220,105
Forfeited	(90,801)	(116,640)
Shares delivered	—	(126,914)
Balance at March 31,	879,117	651,074

GLATFELTER

03.31.17 Form 10-Q

The amount granted in 2017 and 2016 includes PSAs of 157,064 and 191,548, respectively, exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	March 31
In thousands	2017	2016
Three months ended	$1,039	$467

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS for the three months ended March 31;

	2017		2016
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,736,616	$17.64	2,199,742	$17.82
Granted	—	—	724,914	17.47
Exercised	(33,050)	14.65	—	—
Canceled / forfeited	(17,420)	18.38	(24,712)	26.90
Outstanding at March 31,	2,686,146	$17.67	2,899,944	$17.65

SOSAR Grants

Weighted average grant date fair value per share	$-		$4.04
Aggregate grant date fair value (in thousands)	$-		$2,919
Black-Scholes assumptions
Dividend yield	-		2.87%
Risk free rate of return	-		1.34%
Volatility	-		32.01%
Expected life	-		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2017	2016
Three months ended	$609	$732

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans.

	Three months ended March 31
In millions	2017	2016
Pension Benefits
Service cost	$2,721	$2,730
Interest cost	5,907	6,087
Expected return on plan assets	(10,831)	(11,386)
Amortization of prior service cost	704	674
Amortization of unrecognized loss	2,822	3,054
Total net periodic benefit cost	$1,323	$1,159

Other Benefits
Service cost	$295	$323
Interest cost	485	540
Amortization of prior service credit	(45)	(45)
Amortization of actuarial gain	(143)	(51)
Total net periodic benefit cost	$592	$767

GLATFELTER

03.31.17 Form 10-Q

8.	INVENTORIES

Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2017	2016
Raw materials	$65,021	$66,359
In-process and finished	122,792	112,507
Supplies	72,931	70,803
Total	$260,744	$249,669

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$100,000	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,018	8,282
2.05% Term Loan, due Mar. 2023	34,237	35,163
1.30% Term Loan, due Jun. 2023	9,545	9,788
1.55% Term Loan, due Sep. 2025	10,480	10,333
Total long-term debt	412,280	375,161
Less current portion	(9,416)	(8,961)
Unamortized deferred issuance costs	(2,394)	(2,553)
Long-term debt, net of current portion	$400,470	$363,647

On March 12, 2015, we amended our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing to $400 million, extended the maturity of the facility to March 12, 2020, and instituted a revised interest rate pricing grid. On February 1, 2017, the Revolving Credit Facility was further amended to, among other things, change the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for purposes of calculating covenant compliance.

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of March 31, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.4x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Facility at maturity or a default under the Revolving Credit Facility that accelerates the debt outstanding thereunder. As of March 31, 2017, we met all of the requirements of our debt covenants.

GLATFELTER

03.31.17 Form 10-Q

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

Each of the borrowings require quarterly repayments of principal and interest and provide for representations, warranties and covenants customary for financings of these types. The financial covenants contained in each of the IKB loans, which relate to the minimum ratio of consolidated EBITDA to consolidated interest expense and the maximum ratio of consolidated total net debt to consolidated adjusted EBITDA, are calculated by reference to our Revolving Credit Facility.

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these condensed consolidated financial statements.

Letters of credit issued to us by certain financial institutions totaled $5.1 million as of March 31, 2017 and December 31, 2016. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2017		December 31, 2016
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$100,000	$100,000	$61,595	$61,595
Fixed-rate bonds	250,000	255,938	250,000	256,563
2.40% Term loan	8,018	8,207	8,282	8,877
2.05% Term loan	34,237	34,745	35,163	37,089
1.30% Term Loan	9,545	9,463	9,788	10,062
1.55% Term loan	10,480	10,402	10,333	10,082
Total	$412,280	$418,755	$375,161	$384,268

As of March 31, 2017, and December 31, 2016, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 11.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2017, the maturity of currency forward contracts ranged from one month to 18 months.

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

03.31.17 Form 10-Q

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31 2017	December 31 2016
Derivative
Sell/Buy - sell notional
Euro / British Pound	9,768	10,373
Sell/Buy - buy notional
Euro / Philippine Peso	730,295	699,279
British Pound / Philippine Peso	529,192	557,025
Euro / U.S. Dollar	44,021	43,951
U.S. Dollar / Canadian Dollar	34,615	35,290
U.S. Dollar / Euro	12,090	15,379

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31 2017	December 31 2016
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	12,500	10,500
British Pound / Euro	2,500	2,500
Sell/Buy - buy notional
Euro / U.S. Dollar	7,500	3,500
British Pound / Euro	17,000	18,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2017	December 31 2016	March 31 2017	December 31 2016
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$1,206	$2,625	$983	$1,493
Not designated as hedging:
Forward foreign currency
exchange contracts	$101	$60	$52	$104

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2017	2016
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$931	$298
Ineffective portion – other – net	50	$(403)
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$21	$589

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

GLATFELTER

03.31.17 Form 10-Q

under the caption “Prepaid expenses and other current assets” and the value of contracts in a loss position is recorded under the caption “Other current liabilities.”

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2017	2016
Balance at January 1,	$1,882	$(178)
Deferred (losses) gains
on cash flow hedges	(303)	307
Reclassified to earnings	(931)	(298)
Balance at March 31,	$648	$(169)

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded as a component of the capital asset or realized in results of operations within the next 12 to 18 months and the amount ultimately recognized will vary depending on actual market rates.

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

GLATFELTER

03.31.17 Form 10-Q

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

On January 17, 2017, the United States filed a consent decree with the federal district court among the United States, Wisconsin, NCR, and Appvion (the “NCR/Appvion consent decree”) under which NCR would agree to complete the remaining cleanup and both NCR and Appvion would agree not to seek to recover from us or anyone else any amounts they have spent or will spend, and we and others would be barred from seeking claims against NCR or Appvion. On March 29, 2017, the United States moved for entry of a somewhat revised version of the NCR/Appvion consent decree. If the proposed consent decree is approved by the district court and if it were to withstand any appeal, then we would only face exposure to: (i) government past oversight costs, (ii) government future oversight costs, (iii) long term monitoring and maintenance, and (iv) depending on the reason, a further remedy if necessary in the event the currently ordered remedy fails, over 30 or more years, to achieve its objectives. As the result of earlier settlements, Georgia Pacific is only jointly liable with us to the Governments for monitoring and maintenance costs incurred in the most downstream three miles of the river (“OU4b”) and the bay of Green Bay (“OU5”). In addition, we and Georgia Pacific have claims against each other to reallocate the costs that we have each incurred or will incur. In connection with the filing of the proposed consent decree, NCR and Appvion filed a request to stay the trial scheduled to commence in April 2017. The courts granted the stay.

Cost estimates. The proposed NCR/Appvion consent decree, as revised, states that all parties combined have spent more than approximately $1 billion to date towards remedial actions and NRDs, of which we have contributed approximately $65 million. In addition, work to complete the remaining site remedy under the UAO is anticipated to cost approximately $200 million. If the consent decree were entered, we would no longer be exposed to reallocation of any of those amounts other than the portion contributed by Georgia Pacific, which Georgia Pacific claims to be about $145 million.

Under the proposed NCR/Appvion consent decree, we would remain responsible for the Governments’ unreimbursed past costs, which although they are in dispute, are represented to total approximately $34 million and the Governments’ future costs. Furthermore, we, along with Georgia Pacific, would be responsible for long term monitoring and maintenance required pursuant to the Lower Fox River 100% Remedial Design Report dated December 2009 – Long Term Monitoring Plan (the “Plan”). The Plan requires long term monitoring of each of OU1 through OU5 over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. Each operable unit is required to be monitored; however, in the event the NCR/Appvion consent decree is entered by the court, we believe the cost of portions of the plan would be subject to allocation between us and Georgia Pacific. Although we are unable to determine with certainty the timing of cash expenditures for the above matters, they are reasonably likely to extend over a period of at least 30 years.

Reserves for the Site.  Our reserve including ongoing monitoring obligations in OU1, our share of remediation of the downstream portions of the Site, NRDs and all pending, threatened or asserted and unasserted claims against us relating to PCB contamination is set forth below:

	Three months ended March 31
In thousands	2017	2016
Balance at January 1,	$52,788	$17,105
Payments	(85)	(658)
Accruals	-	-
Balance at March 31,	$52,703	$16,447

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2016 and 2015 Work Plans and ongoing monitoring activities. Of our total reserve for the Fox River, $25.0 million is recorded in the accompanying March 31, 2017 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $27.7 million is recorded under the caption “Other long term liabilities.”

Range of Reasonably Possible Outcomes.  Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records of decision, discussions with legal counsel, cost estimates for future monitoring and maintenance and other post-remediation costs to be performed at the Site, and substantially dependent on whether the NCR/Appvion consent decree is entered and the resolution of the allocation issues between Georgia Pacific and us, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by amounts ranging from insignificant to approximately $40 million. We believe the likelihood of an outcome in the upper end of the monetary range is less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote. However, in the event the NCR/Appvion consent decree is not entered, the ultimate

GLATFELTER

03.31.17 Form 10-Q

resolution of this matter would likely resort to extensive litigation involving various matters, including allocation of remedial action and related costs. In such a scenario, although we should ultimately bear a very small share, it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by amounts ranging from insignificant to $150 million.

Summary.  Our current assessment is we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance our reserves will be adequate to provide for future obligations related to this matter, or our share of costs and/or damages will not exceed our available resources, or those obligations will not have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants. If the proposed NCR/Appvion consent decree is not approved and a court grants relief requiring us individually either to perform directly or to contribute significant amounts towards remedial action downstream of OU1 those developments could have a material adverse effect on our consolidated financial position, liquidity and results of operations and might result in a default under our loan covenants.

GLATFELTER

03.31.17 Form 10-Q

13.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended March 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$125.1	$123.5	$59.8	$60.8	$205.8	$217.9	$—	$—	$390.7	$402.2
Energy and related sales, net	—	—	—	—	1.1	0.7	—	—	1.1	0.7
Total revenue	125.1	123.5	59.8	60.8	206.9	218.6	—	—	391.8	402.9
Cost of products sold	99.6	101.2	50.5	52.2	180.1	191.1	4.7	0.5	334.9	345.0
Gross profit (loss)	25.5	22.3	9.3	8.6	26.8	27.5	(4.7)	(0.5)	56.9	57.8
SG&A	11.1	11.1	2.2	2.0	13.6	12.5	8.2	6.3	35.1	31.9
Losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	14.4	11.2	7.1	6.6	13.2	15.0	(12.9)	(6.8)	21.8	26.0
Non-operating expense	—	—	—	—	—	—	(4.2)	(4.7)	(4.2)	(4.7)
Income (loss) before income taxes	$14.4	$11.2	$7.1	$6.6	$13.2	$15.0	$(17.1)	$(11.5)	$17.6	$21.2
Supplementary Data
Net tons sold (thousands)	38.8	36.9	24.8	24.5	197.2	205.8	—	—	260.8	267.2
Depreciation, depletion and amortization	$6.8	$7.1	$2.3	$2.3	$7.2	$6.7	$1.0	$0.5	$17.3	$16.6
Capital expenditures	4.7	6.3	10.6	14.7	18.3	22.0	3.2	0.3	36.8	43.3

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

03.31.17 Form 10-Q

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

The following presents our condensed consolidating statements of income, including comprehensive income, for the three months ended March 31, 2017 and 2016, our condensed consolidating balance sheets as of March 31, 2017 and December 31, 2016, and our condensed consolidating cash flows for the three months ended March 31, 2017 and 2016.

Condensed Consolidating Statement of Income for the three months ended March 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$205,771	$19,533	$185,887	$(20,478)	$390,713
Energy and related sales, net	1,129	—	—	—	1,129
Total revenues	206,900	19,533	185,887	(20,478)	391,842
Costs of products sold	183,946	18,586	152,859	(20,478)	334,913
Gross profit	22,954	947	33,028	—	56,929
Selling, general and administrative
expenses	20,371	74	14,641	—	35,086
Loss on dispositions of plant
equipment and timberlands, net	32	—	—	—	32
Operating income	2,551	873	18,387	—	21,811
Other non-operating
income (expense)
Interest expense	(4,661)	(113)	(504)	1,270	(4,008)
Interest income	149	1,161	73	(1,270)	113
Equity in earnings of subsidiaries	13,617	13,852	—	(27,469)	—
Other, net	493	(2,206)	1,434	—	(279)
Total other non-operating
income (expense)	9,598	12,694	1,003	(27,469)	(4,174)
Income before income taxes	12,149	13,567	19,390	(27,469)	17,637
Income tax provision	546	(50)	5,538	—	6,034
Net income	11,603	13,617	13,852	(27,469)	11,603
Other comprehensive income	7,193	5,102	5,014	(10,116)	7,193
Comprehensive income	$18,796	$18,719	$18,866	$(37,585)	$18,796

GLATFELTER

03.31.17 Form 10-Q

Condensed Consolidating Statement of Income for the three months ended March 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$217,888	$18,646	$184,466	$(18,782)	$402,218
Energy and related sales, net	666	—	—	—	666
Total revenues	218,554	18,646	184,466	(18,782)	402,884
Costs of products sold	191,959	18,050	153,814	(18,782)	345,041
Gross profit	26,595	596	30,652	—	57,843
Selling, general and administrative
expenses	18,445	(185)	13,598	—	31,858
Loss on dispositions of plant
equipment and timberlands, net	2	-	22	—	24
Operating income	8,148	781	17,032	—	25,961
Other non-operating
income (expense)
Interest expense	(4,415)	—	(787)	1,086	(4,116)
Interest income	181	992	4	(1,086)	91
Equity in earnings of subsidiaries	12,872	11,754	—	(24,626)	—
Other, net	(542)	20	(178)	—	(700)
Total other non-operating
income (expense)	8,096	12,766	(961)	(24,626)	(4,725)
Income before income taxes	16,244	13,547	16,071	(24,626)	21,236
Income tax provision	76	675	4,317	—	5,068
Net income	16,168	12,872	11,754	(24,626)	16,168
Other comprehensive income	15,742	13,553	13,117	(26,670)	15,742
Comprehensive income	$31,910	$26,425	$24,871	$(51,296)	$31,910

Condensed Consolidating Balance Sheet as of March 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,220	$2,653	$49,354	$—	$57,227
Other current assets	221,540	266,193	253,831	(282,137)	459,427
Plant, equipment and timberlands, net	373,725	48,238	382,034	—	803,997
Investments in subsidiaries	808,301	559,296	—	(1,367,597)	—
Other assets	125,388	—	128,727	—	254,115
Total assets	$1,534,174	$876,380	$813,946	$(1,649,734)	$1,574,766
Liabilities and Shareholders' Equity
Current liabilities	$421,731	$42,433	$138,808	$(282,137)	$320,835
Long-term debt	321,839	26,000	52,631	—	400,470
Deferred income taxes	11,505	(668)	46,993	—	57,830
Other long-term liabilities	110,313	314	16,218	—	126,845
Total liabilities	865,388	68,079	254,650	(282,137)	905,980
Shareholders’ equity	668,786	808,301	559,296	(1,367,597)	668,786
Total liabilities and shareholders’ equity	$1,534,174	$876,380	$813,946	$(1,649,734)	$1,574,766

GLATFELTER

03.31.17 Form 10-Q

Condensed Consolidating Balance Sheet as of December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,082	$1,461	$48,901	$—	$55,444
Other current assets	206,002	256,289	242,187	(265,663)	438,815
Plant, equipment and timberlands, net	360,521	31,455	383,922	—	775,898
Investments in subsidiaries	789,565	540,029	—	(1,329,594)	—
Other assets	123,010	—	128,092	—	251,102
Total assets	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259
Liabilities and Shareholders' Equity
Current liabilities	$426,628	$26,085	$135,961	$(265,663)	$323,011
Long-term debt	283,686	14,000	65,961	—	363,647
Deferred income taxes	10,221	(729)	45,503	—	54,995
Other long-term liabilities	109,819	313	15,648	—	125,780
Total liabilities	830,354	39,669	263,073	(265,663)	867,433
Shareholders’ equity	653,826	789,565	540,029	(1,329,594)	653,826
Total liabilities and shareholders’ equity	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(19,330)	$(307)	$27,839	$(641)	$7,561
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(21,515)	(9,551)	(5,717)	—	(36,783)
Repayments from intercompany loans	—	8,000	—	(8,000)	—
Advances of intercompany loans	—	(8,550)	—	8,550	—
Intercompany capital contributed	—	(400)	—	400	—
Total investing activities	(21,515)	(10,501)	(5,717)	950	(36,783)
Financing activities
Net long-term borrowings	38,000	12,000	(13,954)	—	36,046
Payment of dividends to shareholders	(5,455)	—	—	—	(5,455)
Repayments of intercompany loans	—	—	(8,000)	8,000	—
Borrowings of intercompany loans	8,550	—	—	(8,550)	—
Intercompany capital received	—	—	400	(400)	—
Payment of intercompany dividend	—	—	(641)	641	—
Payments related to share-based compensation awards and other	(112)	—	—	—	(112)
Total financing activities	40,983	12,000	(22,195)	(309)	30,479
Effect of exchange rate on cash	—	—	526	—	526
Net increase in cash	138	1,192	453	—	1,783
Cash at the beginning of period	5,082	1,461	48,901	—	55,444
Cash at the end of period	$5,220	$2,653	$49,354	$—	$57,227

GLATFELTER

03.31.17 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$10,563	$(74)	$952	$—	$11,441
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(22,297)	(13,686)	(7,311)	—	(43,294)
Proceeds from disposals of plant, equipment and timberlands, net	21	—	12	—	33
Repayments from intercompany loans	—	4,000	—	(4,000)	—
Advances of intercompany loans	—	(3,210)	—	3,210	—
Intercompany capital (contributed) returned	(17,000)	(500)	—	17,500	—
Other	(300)	—	—	—	(300)
Total investing activities	(39,576)	(13,396)	(7,299)	16,710	(43,561)
Financing activities
Net repayments of indebtedness	—	—	(1,926)	—	(1,926)
Payments of borrowing costs	(51)	—	—	—	(51)
Payment of dividends to shareholders	(5,231)	—	—	—	(5,231)
Repayments of intercompany loans	—	—	(4,000)	4,000	—
Borrowings of intercompany loans	3,210	—	—	(3,210)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Proceeds from government grants	1,861	2,000	—	—	3,861
Payments related to share-based compensation awards and other	(751)	—	—	—	(751)
Total financing activities	(962)	19,000	(5,426)	(16,710)	(4,098)
Effect of exchange rate on cash	—	—	1,176	—	1,176
Net increase (decrease) in cash	(29,975)	5,530	(10,597)	—	(35,042)
Cash at the beginning of period	59,130	465	45,709	—	105,304
Cash at the end of period	$29,155	$5,995	$35,112	$—	$70,262

GLATFELTER

03.31.17 Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Annual Report on Form 10-K.

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

xiii.	adverse results in litigation in the Fox River matter;
xiv.	the impact of war and terrorism;
xv.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xvi.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and
xvii.	our ability to finance, consummate and integrate acquisitions.

Introduction We manufacture a wide array of specialty papers and engineered materials. We manage our company along three business units:

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

GLATFELTER

03.31.17 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2017 versus the three months ended March 31, 2016

Overview For the first quarter of 2017, net income totaled $11.6 million, or $0.26 per diluted share compared with $16.2 million, or $0.37 per diluted share in the first quarter of 2016. Adjusted earnings for the first quarter of 2017 were $17.2 million, or $0.39 per diluted share compared with $16.3 million, or $0.37 per diluted share, for the same period a year ago. Our Composite Fibers and Advanced Airlaid Materials businesses, which combined represented 47.3% of consolidated net sales and 62.0% of business unit operating income, reported significantly higher operating income and operating margin expansion in the comparison driven by higher shipping volumes and improved productivity. Specialty Papers’ results were lower in the comparison primarily reflecting challenging market conditions.

The following table sets forth summarized consolidated results of operations:

	Three months ended March 31
In thousands, except per share	2017	2016
Net sales	$390,713	$402,218
Gross profit	56,929	57,843
Operating income	21,811	25,961
Net income	11,603	16,168
Earnings per diluted share	0.26	0.37

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

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended March 31, 2017 and 2016:

	Three months ended March 31
	2017		2016
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$11,603	$0.26	$16,168	$0.37
Adjustments (pre-tax)
Specialty Papers' environmental compliance	2,264		37
Airlaid capacity expansion costs	1,958		56
Cost optimization actions	2,013		88
Total adjustments (pre-tax)	6,235		181
Income taxes (1)	(682)		(56)
Total after-tax adjustments	5,553	0.12	125	-
Adjusted earnings	$17,156	$0.39	$16,293	$0.37

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

03.31.17 Form 10-Q

Business Unit Performance

Three months ended March 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$125.1	$123.5	$59.8	$60.8	$205.8	$217.9	$—	$—	$390.7	$402.2
Energy and related sales, net	—	—	—	—	1.1	0.7	—	—	1.1	0.7
Total revenue	125.1	123.5	59.8	60.8	206.9	218.6	—	—	391.8	402.9
Cost of products sold	99.6	101.2	50.5	52.2	180.1	191.1	4.7	0.5	334.9	345.0
Gross profit (loss)	25.5	22.3	9.3	8.6	26.8	27.5	(4.7)	(0.5)	56.9	57.8
SG&A	11.1	11.1	2.2	2.0	13.6	12.5	8.2	6.3	35.1	31.9
Loss (gains) on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	14.4	11.2	7.1	6.6	13.2	15.0	(12.9)	(6.8)	21.8	26.0
Non-operating expense	—	—	—	—	—	—	(4.2)	(4.7)	(4.2)	(4.7)
Income (loss) before income taxes	$14.4	$11.2	$7.1	$6.6	$13.2	$15.0	$(17.1)	$(11.5)	$17.6	$21.2
Supplementary Data
Net tons sold (thousands)	38.8	36.9	24.8	24.5	197.2	205.8	—	—	260.8	267.2
Depreciation, depletion and amortization	$6.8	$7.1	$2.3	$2.3	$7.2	$6.7	$1.0	$0.5	$17.3	$16.6
Capital expenditures	4.7	6.3	10.6	14.7	18.3	22.0	3.2	0.3	36.8	43.3

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

GLATFELTER

03.31.17 Form 10-Q

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2017	2016	Change
Net sales	$390,713	$402,218	$(11,505)
Energy and related sales, net	1,129	666	463
Total revenues	391,842	402,884	(11,042)
Costs of products sold	334,913	345,041	(10,128)
Gross profit	$56,929	$57,843	$(914)
Gross profit as a percent of Net sales	14.6%	14.4%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2017	2016
Business Unit
Composite Fibers	32.0%	30.7%
Advanced Airlaid Material	15.3	15.1
Specialty Papers	52.7	54.2
Total	100.0%	100.0%

Net sales totaled $390.7 million and $402.2 million in the first three months of 2017 and 2016, respectively. The $11.5 million decrease was primarily driven by lower selling prices and unfavorable currency translation of $6.8 million each. Shipping volumes decreased 2.4%.

Composite Fibers’ net sales increased $1.6 million, or 1.3%. Shipping volumes increased 5.1%; however, unfavorable currency translation and lower selling prices adversely impacted the comparison by $5.7 million and $1.9 million, respectively.

Composite Fibers’ operating income for the three months of 2017 increased $3.2 million to $14.4 million compared to the year-ago period primarily due to higher volumes and a $4.1 million benefit from improved operating efficiencies including the impact of our cost optimization program. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales decreased $1.0 million in the year-over-year comparison primarily due to a

$1.1 million unfavorable impact from currency translation and $0.4 million of lower selling prices from the contractual pass through of lower raw material costs. Shipping volumes increased 1.2% primarily due to higher shipments of wipes and personal hygiene products.

Advanced Airlaid Materials’ operating income totaled $7.1 million, an increase of $0.5 million compared to the same period a year ago. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $12.1 million, or 5.6%, due to a 4.2% decrease in shipping volumes and a $4.5 million impact from lower selling prices.

Operating income totaled $13.2 million, a decrease of $1.8 million compared to the first three months of 2016. The primary drivers are summarized in the following chart:

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first three months of 2017 and 2016:

	Three months ended March 31
In thousands	2017	2016	Change
Energy sales	$1,006	$982	$24
Costs to produce	(1,438)	(1,109)	(329)
Net	(432)	(127)	(305)
Renewable energy credits	1,561	793	768
Total	$1,129	$666	$463

Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be

GLATFELTER

03.31.17 Form 10-Q

able to generate consistent additional sales of RECs in future periods.

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $12.9 million in the first three months of 2017 compared with $6.8 million in the first three months of 2016. The increase in Other and Unallocated expenses primarily relates to Specialty Papers environmental compliance, the Airlaid capacity expansion project and the cost optimization initiative.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended March 31
In thousands	2017	2016	Change
Recorded as:
Costs of products sold	$594	$437	$157
SG&A expense	729	722	7
Total	$1,323	$1,159	$164

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2017 is expected to be approximately $5.3 million compared with $5.5 million in 2016, excluding a $7.3 million settlement charge. The decrease reflects the impact of higher discount rates partially offset by a lower assumed long term rate of return on plan assets.

Income taxes For the first three months of 2017, we recorded a provision for income taxes of $6.0 million on pre-tax income of $17.6 million. The comparable amounts in the first quarter of 2016 were $5.1 million and $21.2 million, respectively. The effective tax rate of 34.1% in the first quarter of 2017 compared with 24.1% in the first quarter of 2016 reflects the adverse impact of an increase in unrecognized tax benefits and in our valuation allowances for U.S. deferred tax assets. We currently expect to record valuation allowances of between $6 million and $10 million for the full year 2017. The effective tax rate in future periods may be affected by changes in U.S.-based pre-tax income and its impact on the valuation of deferred taxes.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €125 million to €130 million. For the first three months of 2017, the average currency exchange rate was essentially unchanged in the year over year comparison. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2017.

In thousands	Three months ended March 31, 2017
Favorable (unfavorable)
Net sales	$(6,760)
Costs of products sold	5,621
SG&A expenses	587
Income taxes and other	276
Net income	$(276)

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2017 were the same as 2016. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

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

	Three months ended March 31
In thousands	2017	2016
Cash and cash equivalents at
beginning of period	$55,444	$105,304
Cash provided (used) by
Operating activities	7,561	11,441
Investing activities	(36,783)	(43,561)
Financing activities	30,479	(4,098)
Effect of exchange rate
changes on cash	526	1,176
Net cash used	1,783	(35,042)
Cash and cash equivalents at
end of period	$57,227	$70,262

GLATFELTER

03.31.17 Form 10-Q

At March 31, 2017, we had $57.2 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. As of March 31, 2017, the majority of our cash is held by our international subsidiaries and the repatriation of such funds would result in additional tax liability. In addition to our cash and cash equivalents, $150.4 million is available under our revolving credit agreement, which matures in March 2020.

Cash provided by operating activities totaled $7.6 million in the first three months of 2017 compared with $11.4 million in the same period a year ago. The decrease in cash from operations primarily reflects lower operating income.

Net cash used by investing activities decreased by $6.8 million in the year-over-year comparison due to lower capital expenditures. Capital expenditures are expected to total between $125 million and $140 million for 2017, including approximately $10 million for the Specialty Papers’ environmental compliance projects and $45 million to $50 million for the Airlaid capacity expansion.

Net cash provided by financing activities totaled $30.5 million in the first three months of 2017 compared with a use of $4.1 million in the same period of 2016. The increase in cash provided by financing activities primarily reflects additional borrowings under our credit agreement.

The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$100,000	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,018	8,282
2.05% Term Loan, due Mar. 2023	34,237	35,163
1.30% Term Loan, due Jun. 2023	9,545	9,788
1.55% Term Loan, due Sep. 2025	10,480	10,333
Total long-term debt	412,280	375,161
Less current portion	(9,416)	(8,961)
Unamortized deferred issuance costs	(2,394)	(2,553)
Long-term debt, net of current portion	$400,470	$363,647

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of March 31, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.4x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of March 31, 2017, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 9.

Financing activities includes cash used for common stock dividends which increased in the comparison reflecting a 4% increase in our quarterly cash dividend. In the first three months of 2017, we used $5.5 million of cash for dividends on our common stock compared with $5.2 million in the same period of 2016. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

GLATFELTER

03.31.17 Form 10-Q

As more fully discussed in Item 1 - Financial Statements – Note 12 – Commitments, Contingencies and Legal Proceedings (“Note 12”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. Based on the recent developments more fully discussed in Note 12, it is conceivable the resolution of this matter may require us to spend in excess of $25 million in 2017. Although we are unable to determine with any degree of certainty the amount we may be required to spend, the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 12, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of March 31, 2017 and December 31, 2016, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes in the second quarter of 2017 are expected to be approximately 5% higher than the first quarter. Selling prices are expected to be in-line with the first quarter and raw material and energy prices are expected to increase slightly.

Advanced Airlaid Materials’ shipping volumes are expected to be slightly higher than the 2017 first quarter. Selling prices and raw material and energy prices are expected to be in-line with the first quarter.

Specialty Papers’ shipping volumes in the second quarter are expected to be slightly below the first quarter of 2017. Selling prices are expected to decline slightly. We anticipate raw material and energy prices to increase slightly.

We also plan to complete the annual maintenance outages at our U.S. facilities in the second quarter of 2017, which are expected to adversely impact operating income by approximately $22.0 million to $24.0 million, compared with $26.3 million in the second quarter of 2016. In addition, in order to manage inventory levels, we expect to incur approximately $3 million of costs due to market related downtime in excess of the first quarter of 2017.

Consolidated capital expenditures are expected to total between $125 million and $140 million for 2017.

The effective tax rate on adjusted earnings is expected to be approximately 28% in 2017 compared with 16.5% for 2016.

GLATFELTER

03.31.17 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2017
Dollars in thousands	2017	2018	2019	2020	2021	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$218,750	$—	$250,000	$255,938
At fixed interest rates – Term Loans	58,994	50,674	40,604	30,533	20,462	62,280	62,817
At variable interest rates	100,000	100,000	100,000	20,833	—	100,000	100,000
						$412,280	$418,755
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	1.89%	1.89%	1.88%	1.86%	1.82%
On variable rate debt	2.43%	2.43%	2.43%	2.43%	2.43%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2017. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2017, we had $409.9 million of long-term debt, net of unamortized debt issuance costs, of which 24.4% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At March 31, 2017, the interest rate paid was approximately 2.43%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.0 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €125 million to €130 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

03.31.17 Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Summary of Non-Employee Director Compensation (effective May 4, 2017), filed herewith **

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

**	Management compensatory contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

May 2, 2017

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

03.31.17 Form 10-Q

EXHIBIT INDEX

10.1	Summary of Non-Employee Director Compensation (effective May 4, 2017), filed herewith **

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

**	Management compensatory contract

GLATFELTER

03.31.17 Form 10-Q