Form 10-Q
period 2017-06-30
GLATFELTER P H CO
filed 2017-08-01
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

Common Stock outstanding on July 25, 2017 totaled 43,583,926 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June 30, 2017

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2017	2016	2017	2016
Net sales	$387,342	$406,413	$778,055	$808,631
Energy and related sales, net	981	2,001	2,110	2,667
Total revenues	388,323	408,414	780,165	811,298
Costs of products sold	357,887	365,691	692,800	710,732
Gross profit	30,436	42,723	87,365	100,566
Selling, general and administrative expenses	31,999	37,191	67,085	69,049
(Gains) losses on dispositions of plant, equipment and timberlands, net	(58)	2	(26)	26
Operating income (loss)	(1,505)	5,530	20,306	31,491
Non-operating income (expense)
Interest expense	(4,476)	(3,953)	(8,484)	(8,069)
Interest income	45	61	158	152
Other, net	(149)	317	(428)	(383)
Total non-operating expense	(4,580)	(3,575)	(8,754)	(8,300)
(Loss) income before income taxes	(6,085)	1,955	11,552	23,191
Income tax provision (benefit)	(371)	(10)	5,663	5,058
Net income (loss)	$(5,714)	$1,965	$5,889	$18,133
(Loss) earnings per share
Basic	$(0.13)	$0.05	$0.14	$0.42
Diluted	(0.13)	0.04	0.13	0.41
Cash dividends declared per common share	$0.13	$0.125	$0.26	$0.25
Weighted average shares outstanding
Basic	43,604	43,558	43,593	43,539
Diluted	43,604	44,062	44,449	43,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2017	2016	2017	2016
Net income (loss)	$(5,714)	$1,965	$5,889	$18,133
Foreign currency translation adjustments	27,504	(14,864)	33,569	(1,445)
Net change in:
Deferred (gains) losses on cash flow hedges, net of taxes
of $1,632, $(258), $1,920 and $(201), respectively	(3,651)	944	(4,597)	1,010
Unrecognized retirement obligations, net of taxes
of $(1,430), $(1,442), $(2,678) and $(2,809), respectively	2,479	2,381	4,553	4,638
Other comprehensive income (loss)	26,332	(11,539)	33,525	4,203
Comprehensive income (loss)	$20,618	$(9,574)	$39,414	$22,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2017	2016
Assets
Cash and cash equivalents	$69,442	$55,444
Accounts receivable, net	172,014	152,989
Inventories	261,721	249,669
Prepaid expenses and other current assets	37,032	36,157
Total current assets	540,209	494,259
Plant, equipment and timberlands, net	838,007	775,898
Goodwill	78,855	73,094
Intangible assets, net	58,439	56,259
Other assets	126,271	121,749
Total assets	$1,641,781	$1,521,259
Liabilities and Shareholders' Equity
Current portion of long-term debt	$10,400	$8,961
Accounts payable	178,793	164,345
Dividends payable	5,681	5,455
Environmental liabilities	29,500	25,000
Other current liabilities	115,390	119,250
Total current liabilities	339,764	323,011
Long-term debt	431,494	363,647
Deferred income taxes	60,715	54,995
Other long-term liabilities	124,776	125,780
Total liabilities	956,749	867,433
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	60,570	57,917
Retained earnings	957,418	962,884
Accumulated other comprehensive loss	(171,081)	(204,606)
	847,451	816,739
Less cost of common stock in treasury	(162,419)	(162,913)
Total shareholders’ equity	685,032	653,826
Total liabilities and shareholders’ equity	$1,641,781	$1,521,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2017	2016
Operating activities
Net income	$5,889	$18,133
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	34,967	33,411
Amortization of debt issue costs	578	574
Pension expense, net of unfunded benefits paid	2,512	1,964
Deferred income tax benefit	1,824	(2,672)
(Gains) losses on dispositions of plant, equipment and timberlands, net	(26)	26
Share-based compensation	2,956	2,803
Change in operating assets and liabilities
Accounts receivable	(12,511)	(8,471)
Inventories	(4,750)	(12,295)
Prepaid and other current assets	(1,711)	(163)
Accounts payable	7,044	(3,027)
Accruals and other current liabilities	(6,399)	5,252
Other	(1,609)	1,105
Net cash provided by operating activities	28,764	36,640

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(71,047)	(80,391)
Proceeds from disposals of plant, equipment and timberlands, net	83	53
Other	—	(300)
Net cash used by investing activities	(70,964)	(80,638)

Financing activities
Net borrowings (repayments) under revolving credit facility	68,236	(11,403)
Payments of borrowing costs	—	(136)
Proceeds from term loans	—	19,428
Repayment of term loans	(4,528)	(3,803)
Payments of dividends	(11,130)	(10,679)
Proceeds from government grants	—	4,443
Payments related to share-based compensation awards and other	(112)	(976)
Net cash provided (used) by financing activities	52,466	(3,126)
Effect of exchange rate changes on cash	3,732	352
Net increase (decrease) in cash and cash equivalents	13,998	(46,772)
Cash and cash equivalents at the beginning of period	55,444	105,304
Cash and cash equivalents at the end of period	$69,442	$58,532

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$7,810	$7,509
Income taxes, net	4,193	8,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.17 Form 10-Q

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

Recently Issued Accounting Pronouncements  In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components are to be presented below the determination of operating income. Entities will be required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of ASU 2017-07 will have a material impact on our consolidated financial statements.

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

GLATFELTER

06.30.17 Form 10-Q

Under the new guidance, an allowance is recognized based on an estimate of expected credit losses. This standard is effective for us in the first quarter of 2020 and must be adopted using a modified retrospective transition approach. We are currently assessing the impact this standard may have on our results of operations and financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted retrospectively for fiscal years beginning after December 15, 2017. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. The guidance allows for both retrospective and modified retrospective methods of adoption. We will apply the modified retrospective method of adoption. We continue to perform our assessment of the impact of the ASU on our policies, processes, systems and controls and are developing processes to obtain the information necessary for the new disclosures. This assessment requires, among others, a review of a substantial amount of the contracts we have with our customers.

Substantially all of our revenue is earned pursuant to contracts under which we have one performance obligation that is satisfied at a point-in-time. Based on our analysis completed to date, we do not expect this ASU will have a significant impact on the timing or amount of revenue recognition, our results of operations or our financial position.

3.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended June 30
In thousands, except per share	2017	2016
Net income (loss)	$(5,714)	$1,965
Weighted average common shares
outstanding used in basic EPS	43,604	43,558
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	—	504
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	43,604	44,062
Earnings (loss) per share
Basic	$(0.13)	$0.05
Diluted	(0.13)	0.04

	Six months ended June 30
In thousands, except per share	2017	2016
Net income	$5,889	$18,133
Weighted average common shares
outstanding used in basic EPS	43,593	43,539
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	856	424
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,449	43,963
Earnings per share
Basic	$0.14	$0.42
Diluted	0.13	0.41

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	June 30
In thousands	2017	2016
Three months ended	1,327	1,368
Six months ended	591	1,451

GLATFELTER

06.30.17 Form 10-Q

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2017 and 2016.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at April 1, 2017	$(94,383)	$554	$(108,466)	$4,882	$(197,413)
Other comprehensive income before reclassifications (net of tax)	27,504	(3,080)	—	(106)	24,318
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(571)	2,642	(57)	2,014
Net current period other comprehensive income (loss)	27,504	(3,651)	2,642	(163)	26,332
Balance at June 30, 2017	$(66,879)	$(3,097)	$(105,824)	$4,719	$(171,081)
Balance at April 1, 2016	$(59,622)	$(159)	$(118,399)	$3,436	$(174,744)
Other comprehensive income before reclassifications (net of tax)	(14,864)	837	—	—	(14,027)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	107	2,613	(232)	2,488
Net current period other comprehensive income (loss)	(14,864)	944	2,613	(232)	(11,539)
Balance at June 30, 2016	$(74,486)	$785	$(115,786)	$3,204	$(186,283)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2017	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Other comprehensive income before reclassifications (net of tax)	33,569	(3,335)	—	(106)	30,128
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,262)	4,832	(173)	3,397
Net current period other comprehensive income (loss)	33,569	(4,597)	4,832	(279)	33,525
Balance at June 30, 2017	$(66,879)	$(3,097)	$(105,824)	$4,719	$(171,081)
Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	(1,445)	1,089	—	—	(356)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(79)	4,928	(290)	4,559
Net current period other comprehensive income (loss)	(1,445)	1,010	4,928	(290)	4,203
Balance at June 30, 2016	$(74,486)	$785	$(115,786)	$3,204	$(186,283)

GLATFELTER

06.30.17 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2017	2016	2017	2016
Description					Line Item in Statements of Income
Cash flow hedges (Note 11)
Gains (losses) on cash flow hedges	$(785)	$215	$(1,716)	$(83)	Costs of products sold
Tax expense (benefit)	214	(108)	454	4	Income tax provision (benefit)
Net of tax	(571)	107	(1,262)	(79)
Retirement plan obligations (Note 7)
Amortization of deferred benefit pension plans
Prior service costs	532	509	1,060	1,013	Costs of products sold
	176	166	352	336	Selling, general and administrative
Actuarial losses	2,463	2,618	4,562	4,900	Costs of products sold
	848	915	1,571	1,687	Selling, general and administrative
	4,019	4,208	7,545	7,936
Tax benefit	(1,377)	(1,595)	(2,713)	(3,008)	Income tax provision (benefit)
Net of tax	2,642	2,613	4,832	4,928
Amortization of deferred benefit other plans
Prior service costs	(38)	(38)	(75)	(75)	Costs of products sold
	(8)	(8)	(16)	(16)	Selling, general and administrative
Actuarial losses	(38)	(269)	(156)	(311)	Costs of products sold
	(8)	(58)	(33)	(67)	Selling, general and administrative
	(92)	(373)	(280)	(469)
Tax expense	35	141	107	179	Income tax provision (benefit)
Net of tax	(57)	(232)	(173)	(290)
Total reclassifications, net of tax	$2,014	$2,488	$3,397	$4,559

GLATFELTER

06.30.17 Form 10-Q

5.	INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of June 30, 2017 and December 31, 2016, we had $16.9 million and $14.2 million of gross unrecognized tax benefits. As of June 30, 2017, if such benefits were to be recognized, approximately $11.4 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2013 - 2016	N/A
State	2012 - 2016	2013 - 2014
Canada(1)	2010 - 2013; 2016	2014 - 2015
Germany(1)	2016	2012 - 2015
France	2014 - 2016	2011 - 2012
United Kingdom	2015 - 2016	N/A
Philippines	2015 - 2016	2013 - 2014

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

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Six months ended June 30
In millions	2017	2016
Interest expense (income)	$0.3	$0.2
Penalties	—	—

	June 30	December 31
	2017	2016
Accrued interest payable	$0.8	$0.5

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. On May 4, 2017, our shareholders approved a 1,840,000 share increase in the shares available to be awarded under the LTIP. The RSUs vest on the passage of time, generally on a graded scale over a three, four, and five-year period, or in certain instances the RSUs were issued with five year cliff vesting. PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. For both RSUs and PSAs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

GLATFELTER

06.30.17 Form 10-Q

The following table summarizes RSU and PSA activity during periods indicated:

Units	2017	2016
Balance at January 1,	679,038	674,523
Granted	364,748	295,654
Forfeited	(91,449)	(143,209)
Shares delivered	(24,052)	(149,475)
Balance at June 30,	928,285	677,493

The amount granted in 2017 and 2016 includes PSAs of 163,274 and 199,693, respectively, exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
In thousands	2017	2016
Three months ended	$1,049	$935
Six months ended	2,088	1,402

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

The following table sets forth information related to outstanding SOSARS for the six months ended June 30;

	2017		2016
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,736,616	$17.64	2,199,742	$17.82
Granted	—	—	743,925	17.54
Exercised	(33,050)	14.65	(53,190)	9.91
Canceled / forfeited	(17,630)	18.46	(108,945)	21.81
Outstanding at June 30,	2,685,936	$17.67	2,781,532	$17.74

SOSAR Grants

Weighted average grant date fair value per share	$-		$4.07
Aggregate grant date fair value (in thousands)	$-		$3,013
Black-Scholes assumptions
Dividend yield	-		2.85%
Risk free rate of return	-		1.34%
Volatility	-		31.97%
Expected life	-		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2017	2016
Three months ended	$259	$669
Six months ended	868	1,401

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans.

	Three months ended June 30
In thousands	2017	2016
Pension Benefits
Service cost	$2,649	$2,510
Interest cost	5,989	6,153
Expected return on plan assets	(10,666)	(11,275)
Amortization of prior service cost	708	675
Amortization of unrecognized loss	3,311	3,533
Total net periodic benefit cost	$1,991	$1,596

Other Benefits
Service cost	$284	$250
Interest cost	513	456
Amortization of prior service credit	(46)	(46)
Amortization of actuarial gain	(46)	(327)
Total net periodic benefit cost	$705	$333

	Six months ended June 30
In thousands	2017	2016
Pension Benefits
Service cost	$5,370	$5,240
Interest cost	11,896	12,240
Expected return on plan assets	(21,497)	(22,661)
Amortization of prior service cost	1,412	1,349
Amortization of unrecognized loss	6,133	6,587
Total net periodic benefit cost	$3,314	$2,755

Other Benefits
Service cost	$579	$573
Interest cost	998	996
Amortization of prior service credit	(91)	(91)
Amortization of actuarial gain	(189)	(378)
Total net periodic benefit cost	$1,297	$1,100

GLATFELTER

06.30.17 Form 10-Q

8.	INVENTORIES

Inventories, net of reserves, were as follows:

	June 30	December 31
In thousands	2017	2016
Raw materials	$71,723	$66,359
In-process and finished	117,385	112,507
Supplies	72,613	70,803
Total	$261,721	$249,669

9.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$130,000	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,151	8,282
2.05% Term Loan, due Mar. 2023	35,023	35,163
1.30% Term Loan, due Jun. 2023	9,781	9,788
1.55% Term Loan, due Sep. 2025	11,187	10,333
Total long-term debt	444,142	375,161
Less current portion	(10,400)	(8,961)
Unamortized deferred issuance costs	(2,248)	(2,553)
Long-term debt, net of current portion	$431,494	$363,647

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of June 30, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.6x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Facility at maturity or a default under the Revolving Credit Facility that accelerates the debt outstanding thereunder. As of June 30, 2017, we met all of the requirements of our debt covenants.

GLATFELTER

06.30.17 Form 10-Q

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

Letters of credit issued to us by certain financial institutions totaled $5.2 million as of June 30, 2017 and $5.1 million as of December 31, 2016. The letters of credit, which amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2017		December 31, 2016
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$130,000	$130,000	$61,595	$61,595
Fixed-rate bonds	250,000	256,623	250,000	256,563
2.40% Term loan	8,151	8,349	8,282	8,877
2.05% Term loan	35,023	35,570	35,163	37,089
1.30% Term Loan	9,781	9,712	9,788	10,062
1.55% Term loan	11,187	11,103	10,333	10,082
Total	$444,142	$451,357	$375,161	$384,268

As of June 30, 2017, and December 31, 2016, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 11.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2017, the maturity of currency forward contracts ranged from one month to 18 months.

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

06.30.17 Form 10-Q

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30 2017	December 31 2016
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	22,856	—
Philippine Peso / Euro	11,072	—
Euro / British Pound	11,921	10,373
U.S. Dollar / Euro	2,190	—
Sell/Buy - buy notional
Euro / Philippine Peso	879,929	699,279
British Pound / Philippine Peso	652,206	557,025
U.S. Dollar / Euro	9,025	15,379
Euro / U.S. Dollar	56,538	43,951
U.S. Dollar / Canadian Dollar	33,841	35,290
British Pound / Euro	403	—

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30 2017	December 31 2016
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	13,500	10,500
British Pound / Euro	2,500	2,500
Sell/Buy - buy notional
Euro / U.S. Dollar	7,500	3,500
British Pound / Euro	12,000	18,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30 2017	December 31 2016	June 30 2017	December 31 2016
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$633	$2,625	$4,166	$1,493
Not designated as hedging:
Forward foreign currency
exchange contracts	$259	$60	$88	$104

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2017	2016	2017	2016
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$785	$(215)	$1,716	$83
Ineffective portion – other – net	36	73	86	(330)
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$370	$475	$391	$1,064

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in

GLATFELTER

06.30.17 Form 10-Q

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2017	2016
Balance at January 1,	$1,882	$(178)
Deferred (losses) gains
on cash flow hedges	(4,801)	1,294
Reclassified to earnings	(1,716)	(83)
Balance at June 30,	$(4,635)	$1,033

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

The United States originally notified several entities that they were potentially responsible parties (“PRPs”); however, after giving effect to settlements reached with the Governments, the remaining PRPs exposed to continuing obligations to implement the remainder of the cleanup consist of us, Georgia Pacific Consumer Products, L.P. (“Georgia Pacific”) and NCR Corporation (“NCR”). In addition to the government claims, Appvion, Inc. (“Appvion”) retains a claim against us and Georgia Pacific.

The United States Environmental Protection Agency (“EPA”) has divided the Site into five “operable units,” including the most upstream portion of the Site on which our facility was located (“OU1”) and four downstream reaches of the river and bay (“OU2-5”).

We and WTM I Company, one of the PRPs, implemented the remedial action in OU1 under a consent decree with the Governments; Menasha Corporation made a financial contribution to that work. That project began in 2004 and the work is complete, other than on-going monitoring and maintenance.

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The majority of that work to date has been funded or conducted by parties other than us, although before the UAO, we contributed to a project in that area and we have conducted about $13.4 million of cleanup work under the UAO in 2015 and 2016. The cleanup is expected to continue through 2018. However, as discussed below, under a proposed consent decree between the United States, Wisconsin, NCR and Appvion we would not be responsible for any additional cleanup at the Site.

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

GLATFELTER

06.30.17 Form 10-Q

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

On January 17, 2017, the United States filed a consent decree with the federal district court among the United States, Wisconsin, NCR, and Appvion (the “NCR/Appvion consent decree”) under which NCR would agree to complete the remaining cleanup and both NCR and Appvion would agree not to seek to recover from us or anyone else any amounts they have spent or will spend, and we and others would be barred from seeking claims against NCR or Appvion. On March 29, 2017, the United States moved for entry of a somewhat revised version of the NCR/Appvion consent decree. If the proposed consent decree is approved by the district court and if it were to withstand any appeal, then we would only face exposure to: (i) government past oversight costs, (ii) government future oversight costs, (iii) long term monitoring and maintenance, and (iv) depending on the reason, a further remedy if necessary in the event the currently ordered remedy fails, over 30 or more years, to achieve its objectives. As the result of earlier settlements, Georgia Pacific is only jointly liable with us to the Governments for monitoring and maintenance costs incurred in the most downstream three miles of the river (“OU4b”) and the bay of Green Bay (“OU5”). In connection with the filing of the proposed consent decree, NCR and Appvion filed a request to stay the trial scheduled to commence in April 2017. The court granted the stay.

In addition, we and Georgia Pacific had claims against each other to reallocate the costs that we have each incurred or will incur. We have settled those claims. Under this settlement, Georgia Pacific has agreed to implement the monitoring and maintenance in OU4b and OU5 and we would be responsible for monitoring and maintenance of all other upstream Operable Units. We have agreed to pay Georgia

Pacific $9.5 million in August 2017. Once the payment is made, the parties will have their claims against each other dismissed as settled.

Cost estimates. The proposed NCR/Appvion consent decree, as revised, states that all parties combined have spent more than approximately $1 billion to date towards remedial actions and NRDs, of which we have contributed approximately $65 million. In addition, work to complete the remaining site remedy under the UAO was anticipated to cost approximately $200 million at the beginning of the 2017 remediation season. If the consent decree were entered, we would no longer be exposed to reallocation of any of those amounts.

Under the proposed NCR/Appvion consent decree, we would remain responsible for the Governments’ unreimbursed past costs, which although in dispute, are represented to total approximately $34 million and the Governments’ future costs. Furthermore, we, along with Georgia Pacific, would be responsible for long term monitoring and maintenance required pursuant to the Lower Fox River 100% Remedial Design Report dated December 2009 – Long Term Monitoring Plan (the “Plan”). The Plan requires long term monitoring of each of OU1 through OU5 over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. Each operable unit is required to be monitored; however, because of our settlement with Georgia Pacific, our obligations are in OU1-OU4a. Although we are unable to determine with certainty the timing of cash expenditures for the above matters, they are reasonably likely to extend over a period of at least 30 years.

Reserves for the Site.  Our reserve for all remaining claims against us relating to PCB contamination is set forth below:

	Six months ended June 30
In thousands	2017	2016
Balance at January 1,	$52,788	$17,105
Payments	(128)	(1,189)
Accruals	-	-
Balance at June 30,	$52,660	$15,916

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2016 and 2015 Work Plans and ongoing monitoring activities. Of our total reserve for the Fox River, $29.5 million is recorded in the accompanying June 30, 2017 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $23.2 million is recorded under the caption “Other long term liabilities.”

Range of Reasonably Possible Outcomes.  Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records

GLATFELTER

06.30.17 Form 10-Q

of decision, discussions with legal counsel, cost estimates for future monitoring and maintenance and other post-remediation costs to be performed at the Site, and substantially dependent on whether the NCR/Appvion consent decree is entered, we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by amounts ranging from insignificant to approximately $30 million. We believe the likelihood of an outcome in the upper end of the monetary range is less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote. However, in the event the NCR/Appvion consent decree is not entered, the ultimate resolution of this matter would likely resort to extensive litigation involving various issues, including allocation of remedial action and related costs. In such a scenario, although we should ultimately bear a very small share, it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by amounts ranging from insignificant to $150 million.

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

GLATFELTER

06.30.17 Form 10-Q

13.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended June 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$133.1	$136.4	$62.8	$60.8	$191.4	$209.3	$—	$—	$387.3	$406.4
Energy and related sales, net	—	—	—	—	1.0	2.0	—	—	1.0	2.0
Total revenue	133.1	136.4	62.8	60.8	192.4	211.3	—	—	388.3	408.4
Cost of products sold	107.6	109.0	53.0	51.8	195.9	202.9	1.4	2.0	357.9	365.7
Gross profit (loss)	25.5	27.4	9.8	9.0	(3.5)	8.4	(1.4)	(2.0)	30.4	42.7
SG&A	10.8	12.1	2.3	2.2	10.3	14.2	8.6	8.7	32.0	37.2
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	—	(0.1)	—
Total operating income (loss)	14.7	15.3	7.5	6.8	(13.8)	(5.8)	(9.9)	(10.7)	(1.5)	5.5
Non-operating expense	—	—	—	—	—	—	(4.6)	(3.6)	(4.6)	(3.6)
Income (loss) before income taxes	$14.7	$15.3	$7.5	$6.8	$(13.8)	$(5.8)	$(14.5)	$(14.3)	$(6.1)	$2.0
Supplementary Data
Net tons sold (thousands)	41.9	40.7	25.5	24.4	184.1	194.7	—	—	251.5	259.7
Depreciation, depletion and amortization	$7.0	$7.2	$2.3	$2.4	$7.7	$6.5	$0.7	$0.7	$17.7	$16.8
Capital expenditures	2.1	2.3	12.9	6.1	15.8	28.7	3.5	—	34.3	37.1

Six months ended June 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$258.2	$259.9	$122.7	$121.5	$397.1	$427.2	$—	$—	$778.1	$808.6
Energy and related sales, net	—	—	—	—	2.1	2.7	—	—	2.1	2.7
Total revenue	258.2	259.9	122.7	121.5	399.2	429.9	—	—	780.2	811.3
Cost of products sold	207.2	210.3	103.5	104.1	376.0	394.0	6.1	2.3	692.8	710.7
Gross profit (loss)	51.0	49.6	19.2	17.4	23.2	35.9	(6.1)	(2.3)	87.4	100.6
SG&A	21.9	23.2	4.6	4.2	23.8	26.6	16.8	15.0	67.1	69.0
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	29.1	26.4	14.6	13.2	(0.6)	9.3	(22.9)	(17.3)	20.3	31.5
Non-operating expense	—	—	—	—	—	—	(8.8)	(8.3)	(8.8)	(8.3)
Income (loss) before income taxes	$29.1	$26.4	$14.6	$13.2	$(0.6)	$9.3	$(31.7)	$(25.6)	$11.6	$23.2
Supplementary Data
Net tons sold (thousands)	80.7	77.6	50.3	48.9	381.4	400.5	—	—	512.4	527.0
Depreciation, depletion and amortization	$13.8	$14.3	$4.6	$4.7	$14.9	$13.2	$1.7	$1.2	$35.0	$33.4
Capital expenditures	6.8	8.6	23.5	20.7	34.0	50.8	6.7	0.3	71.0	80.4

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

06.30.17 Form 10-Q

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

The following presents our condensed consolidating statements of income, including comprehensive income, for the three months and six months ended June 30, 2017 and 2016, our condensed consolidating balance sheets as of June 30, 2017 and December 31, 2016, and our condensed consolidating cash flows for the six months ended June 30, 2017 and 2016.

Condensed Consolidating Statement of Income for the three months ended June 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$191,370	$23,052	$194,708	$(21,788)	$387,342
Energy and related sales, net	981	—	—	—	981
Total revenues	192,351	23,052	194,708	(21,788)	388,323
Costs of products sold	195,444	22,047	162,184	(21,788)	357,887
Gross profit	(3,093)	1,005	32,524	—	30,436
Selling, general and administrative
expenses	16,875	236	14,888	—	31,999
(Gain) loss on dispositions of plant
equipment and timberlands, net	16	(74)	—	—	(58)
Operating income (loss)	(19,984)	843	17,636	—	(1,505)
Other non-operating
income (expense)
Interest expense	(5,182)	(206)	(437)	1,349	(4,476)
Interest income	142	1,237	15	(1,349)	45
Equity in earnings of subsidiaries	18,801	19,249	—	(38,050)	—
Other, net	534	(2,319)	1,636	—	(149)
Total other non-operating
income (expense)	14,295	17,961	1,214	(38,050)	(4,580)
Income (loss) before income taxes	(5,689)	18,804	18,850	(38,050)	(6,085)
Income tax provision (benefit)	25	3	(399)	—	(371)
Net income (loss)	(5,714)	18,801	19,249	(38,050)	(5,714)
Other comprehensive income	26,332	23,964	23,371	(47,335)	26,332
Comprehensive income	$20,618	$42,765	$42,620	$(85,385)	$20,618

GLATFELTER

06.30.17 Form 10-Q

Condensed Consolidating Statement of Income for the six months ended June 30, 2017.

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$397,141	$42,585	$380,595	$(42,266)	$778,055
Energy and related sales, net	2,110	—	—	—	2,110
Total revenues	399,251	42,585	380,595	(42,266)	780,165
Costs of products sold	379,390	40,633	315,043	(42,266)	692,800
Gross profit	19,861	1,952	65,552	—	87,365
Selling, general and administrative
expenses	37,246	310	29,529	—	67,085
(Gain) loss on dispositions of plant
equipment and timberlands, net	48	(74)	—	—	(26)
Operating income (loss)	(17,433)	1,716	36,023	—	20,306
Other non-operating
income (expense)
Interest expense	(9,843)	(319)	(941)	2,619	(8,484)
Interest income	291	2,398	88	(2,619)	158
Equity in earnings of subsidiaries	32,418	33,101	—	(65,519)	—
Other, net	1,027	(4,525)	3,070	—	(428)
Total other non-operating
income (expense)	23,893	30,655	2,217	(65,519)	(8,754)
Income before income taxes	6,460	32,371	38,240	(65,519)	11,552
Income tax provision (benefit)	571	(47)	5,139	—	5,663
Net income	5,889	32,418	33,101	(65,519)	5,889
Other comprehensive income	33,525	29,066	28,385	(57,451)	33,525
Comprehensive income	$39,414	$61,484	$61,486	$(122,970)	$39,414

Condensed Consolidating Statement of Income for the three months ended June 30, 2016.

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$209,269	$17,561	$196,675	$(17,092)	$406,413
Energy and related sales, net	2,001	—	—	—	2,001
Total revenues	211,270	17,561	196,675	(17,092)	408,414
Costs of products sold	204,495	16,711	161,577	(17,092)	365,691
Gross profit	6,775	850	35,098	—	42,723
Selling, general and administrative
expenses	22,622	(36)	14,605	—	37,191
Loss on dispositions of plant
equipment and timberlands, net	2	—	—	—	2
Operating income (loss)	(15,849)	886	20,493	—	5,530
Other non-operating
income (expense)
Interest expense	(4,289)	—	(814)	1,150	(3,953)
Interest income	169	1,001	41	(1,150)	61
Equity in earnings of subsidiaries	16,385	16,071	—	(32,456)	—
Other, net	(575)	(1,421)	2,313	—	317
Total other non-operating
income (expense)	11,690	15,651	1,540	(32,456)	(3,575)
Income (loss) before income taxes	(4,159)	16,537	22,033	(32,456)	1,955
Income tax provision (benefit)	(6,124)	152	5,962	—	(10)
Net income	1,965	16,385	16,071	(32,456)	1,965
Other comprehensive loss	(11,539)	(13,937)	(13,490)	27,427	(11,539)
Comprehensive income (loss)	$(9,574)	$2,448	$2,581	$(5,029)	$(9,574)

GLATFELTER

06.30.17 Form 10-Q

Condensed Consolidating Statement of Income for the six months ended June 30, 2016.

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$427,157	$36,207	$381,141	$(35,874)	$808,631
Energy and related sales, net	2,667	—	—	—	2,667
Total revenues	429,824	36,207	381,141	(35,874)	811,298
Costs of products sold	396,454	34,761	315,391	(35,874)	710,732
Gross profit	33,370	1,446	65,750	—	100,566
Selling, general and administrative
expenses	41,067	(221)	28,203	—	69,049
Loss on dispositions of plant
equipment and timberlands, net	4	—	22	—	26
Operating income (loss)	(7,701)	1,667	37,525	—	31,491
Other non-operating
income (expense)
Interest expense	(8,704)	—	(1,601)	2,236	(8,069)
Interest income	350	1,993	45	(2,236)	152
Equity in earnings of subsidiaries	29,257	27,825	—	(57,082)	—
Other, net	(1,117)	(1,401)	2,135	—	(383)
Total other non-operating
income (expense)	19,786	28,417	579	(57,082)	(8,300)
Income before income taxes	12,085	30,084	38,104	(57,082)	23,191
Income tax provision (benefit)	(6,048)	827	10,279	—	5,058
Net income	18,133	29,257	27,825	(57,082)	18,133
Other comprehensive income (loss)	4,203	(384)	(373)	757	4,203
Comprehensive income	$22,336	$28,873	$27,452	$(56,325)	$22,336

Condensed Consolidating Balance Sheet as of June 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$8,587	$3,080	$57,775	$—	$69,442
Other current assets	219,123	278,908	277,622	(304,886)	470,767
Plant, equipment and timberlands, net	384,846	58,075	395,086	—	838,007
Investments in subsidiaries	851,050	601,864	—	(1,452,914)	—
Other assets	127,334	—	136,231	—	263,565
Total assets	$1,590,940	$941,927	$866,714	$(1,757,800)	$1,641,781
Liabilities and Shareholders' Equity
Current liabilities	$447,573	$52,294	$144,785	$(304,888)	$339,764
Long-term debt	338,991	39,000	53,503	—	431,494
Deferred income taxes	13,083	(729)	48,361	—	60,715
Other long-term liabilities	106,263	312	18,201	—	124,776
Total liabilities	905,910	90,877	264,850	(304,888)	956,749
Shareholders’ equity	685,030	851,050	601,864	(1,452,912)	685,032
Total liabilities and shareholders’ equity	$1,590,940	$941,927	$866,714	$(1,757,800)	$1,641,781

GLATFELTER

06.30.17 Form 10-Q

Condensed Consolidating Balance Sheet as of December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,082	$1,461	$48,901	$—	$55,444
Other current assets	206,002	256,289	242,187	(265,663)	438,815
Plant, equipment and timberlands, net	360,521	31,455	383,922	—	775,898
Investments in subsidiaries	789,565	540,029	—	(1,329,594)	—
Other assets	123,010	—	128,092	—	251,102
Total assets	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259
Liabilities and Shareholders' Equity
Current liabilities	$426,628	$26,085	$135,961	$(265,663)	$323,011
Long-term debt	283,686	14,000	65,961	—	363,647
Deferred income taxes	10,221	(729)	45,503	—	54,995
Other long-term liabilities	109,819	313	15,648	—	125,780
Total liabilities	830,354	39,669	263,073	(265,663)	867,433
Shareholders’ equity	653,826	789,565	540,029	(1,329,594)	653,826
Total liabilities and shareholders’ equity	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(12,072)	$(1,085)	$42,606	$(685)	$28,764
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(40,739)	(21,421)	(8,887)	—	(71,047)
Proceeds from disposals of plant, equipment and timberlands, net	8	75	—	—	83
Repayments from intercompany loans	—	12,000	—	(12,000)	—
Advances of intercompany loans	—	(12,550)	—	12,550	—
Intercompany capital contributed	—	(400)	—	400	—
Total investing activities	(40,731)	(22,296)	(8,887)	950	(70,964)
Financing activities
Net long-term borrowings	55,000	25,000	(16,292)	—	63,708
Payment of dividends to shareholders	(11,130)	—	—	—	(11,130)
Repayments of intercompany loans	—	—	(12,000)	12,000	—
Borrowings of intercompany loans	12,550	—	—	(12,550)	—
Intercompany capital received	—	—	400	(400)	—
Payment of intercompany dividend	—	—	(685)	685	—
Payments related to share-based compensation awards and other	(112)	—	—	—	(112)
Total financing activities	56,308	25,000	(28,577)	(265)	52,466
Effect of exchange rate on cash	—	—	3,732	—	3,732
Net increase in cash	3,505	1,619	8,874	—	13,998
Cash at the beginning of period	5,082	1,461	48,901	—	55,444
Cash at the end of period	$8,587	$3,080	$57,775	$—	$69,442

GLATFELTER

06.30.17 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$17,067	$2,821	$16,752	$—	$36,640
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(51,043)	(18,861)	(10,487)	—	(80,391)
Proceeds from disposals of plant, equipment and timberlands, net	41	—	12	—	53
Repayments from intercompany loans	—	7,500	—	(7,500)	—
Advances of intercompany loans	—	(7,880)	—	7,880	—
Intercompany capital (contributed) returned	(17,000)	(500)	—	17,500	—
Other	(300)	—	—	—	(300)
Total investing activities	(68,302)	(19,741)	(10,475)	17,880	(80,638)
Financing activities
Net repayments of indebtedness	—	—	4,222	—	4,222
Payments of borrowing costs	(51)	—	(85)	—	(136)
Payment of dividends to shareholders	(10,679)	—	—	—	(10,679)
Repayments of intercompany loans	—	—	(7,500)	7,500	—
Borrowings of intercompany loans	7,880	—	—	(7,880)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Proceeds from government grants	2,443	2,000	—	—	4,443
Payments related to share-based compensation awards and other	(976)	—	—	—	(976)
Total financing activities	(1,383)	19,000	(2,863)	(17,880)	(3,126)
Effect of exchange rate on cash	—	—	352	—	352
Net increase (decrease) in cash	(52,618)	2,080	3,766	—	(46,772)
Cash at the beginning of period	59,130	465	45,709	—	105,304
Cash at the end of period	$6,512	$2,545	$49,475	$—	$58,532

15.SUBSEQUENT EVENT

On July 27, 2017, we announced several cost reduction measures in our Specialty Papers business unit including the shutdown of a paper machine at the Chillicothe, OH facility, the elimination of approximately 50 affected hourly positions, and a reduction of an additional 70 salaried positions across the business unit. The machine shutdown will remove approximately 80,000 tons, or 10%, of capacity from the business unit. Production is expected to be absorbed by the remaining seven paper machines in the business unit. The machine shutdown and headcount reductions are expected to result in an annual net profitability improvement of approximately $9 million and the avoidance of costly market-driven downtime. In connection with these cost reduction initiatives, we will recognize an aggregate pre-tax charge to earnings of approximately $8 million to $9 million including an estimated $5 million to $6 million in non-cash charges. The full amount of the charge is expected to be recognized in the third quarter of 2017.

GLATFELTER

06.30.17 Form 10-Q

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

GLATFELTER

06.30.17 Form 10-Q

RESULTS OF OPERATIONS

Six months ended June 30, 2017 versus the six months ended June 30, 2016

Overview For the first six months of 2017 net income totaled $5.9 million, or $0.13 per diluted share compared with $18.1 million and $0.41 per diluted share in the year earlier period. Our Composite Fibers and Advanced Airlaid Materials businesses, which combined represented 49% of consolidated net sales, reported higher operating income and operating margin expansion in the comparison driven by higher shipping volumes and improved productivity. Specialty Papers’ results declined significantly in the comparison reflecting challenging market conditions.

The following table sets forth summarized consolidated results of operations:

	Six months ended June 30
In thousands, except per share	2017	2016
Net sales	$778,055	$808,631
Gross profit	87,365	100,566
Operating income	20,306	31,491
Net income	5,889	18,133
Earnings per diluted share	0.13	0.41

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

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the six months ended June 30, 2017 and 2016:

	Six months ended June 30
	2017		2016
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$5,889	$0.13	$18,133	$0.41
Adjustments (pre-tax)
Specialty Papers' environmental compliance	2,480		1,125
Airlaid capacity expansion costs	4,453		257
Cost optimization actions	2,788		88
Timberland sales and related costs	(74)		-
Total adjustments (pre-tax)	9,647		1,470
Income taxes (1)	(999)		(543)
Total after-tax adjustments	8,648	0.19	927	0.02
Adjusted earnings	$14,537	$0.33	$19,060	$0.43

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

06.30.17 Form 10-Q

Business Unit Performance

Six months ended June 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$258.2	$259.9	$122.7	$121.5	$397.1	$427.2	$—	$—	$778.1	$808.6
Energy and related sales, net	—	—	—	—	2.1	2.7	—	—	2.1	2.7
Total revenue	258.2	259.9	122.7	121.5	399.2	429.9	—	—	780.2	811.3
Cost of products sold	207.2	210.3	103.5	104.1	376.0	394.0	6.1	2.3	692.8	710.7
Gross profit (loss)	51.0	49.6	19.2	17.4	23.2	35.9	(6.1)	(2.3)	87.4	100.6
SG&A	21.9	23.2	4.6	4.2	23.8	26.6	16.8	15.0	67.1	69.0
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	29.1	26.4	14.6	13.2	(0.6)	9.3	(22.9)	(17.3)	20.3	31.5
Non-operating expense	—	—	—	—	—	—	(8.8)	(8.3)	(8.8)	(8.3)
Income (loss) before income taxes	$29.1	$26.4	$14.6	$13.2	$(0.6)	$9.3	$(31.7)	$(25.6)	$11.6	$23.2
Supplementary Data
Net tons sold (thousands)	80.7	77.6	50.3	48.9	381.4	400.5	—	—	512.4	527.0
Depreciation, depletion and amortization	$13.8	$14.3	$4.6	$4.7	$14.9	$13.2	$1.7	$1.2	$35.0	$33.4
Capital expenditures	6.8	8.6	23.5	20.7	34.0	50.8	6.7	0.3	71.0	80.4

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

GLATFELTER

06.30.17 Form 10-Q

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2017	2016	Change
Net sales	$778,055	$808,631	$(30,576)
Energy and related sales, net	2,110	2,667	(557)
Total revenues	780,165	811,298	(31,133)
Costs of products sold	692,800	710,732	(17,932)
Gross profit	$87,365	$100,566	$(13,201)
Gross profit as a percent of Net sales	11.2%	12.4%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2017	2016
Business Unit
Composite Fibers	33.2%	32.1%
Advanced Airlaid Material	15.8	15.0
Specialty Papers	51.0	52.9
Total	100.0%	100.0%

Net sales totaled $778.1 million and $808.6 million in the first six months of 2017 and 2016, respectively. The $30.5 million decrease was primarily driven by $14.4 million lower selling prices and unfavorable currency translation of $12.8 million. Shipping volumes decreased 2.8%.

Composite Fibers’ net sales decreased $1.7 million, or 0.6%. Shipping volumes increased 4.0%; however, unfavorable currency translation and lower selling prices adversely impacted the comparison by $10.8 million and $4.0 million, respectively.

Composite Fibers’ operating income for the six months of 2017 increased $2.7 million to $29.1 million compared to the year-ago period primarily due to a $4.9 million benefit from improved operations including the impact of our cost optimization program. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $1.2 million in the year-over-year comparison primarily due to higher shipping volumes which increased 2.9% due to higher shipments of wipes and personal hygiene products.

Advanced Airlaid Materials’ operating income totaled $14.6 million, an increase of $1.4 million compared to the same period a year ago. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $30.1 million, or 7.0%, due to a 4.8% decrease in shipping volumes and a $9.8 million impact from lower selling prices.

Operating loss totaled $0.6 million in the first six months of 2017, compared with operating income of $9.3 million for the first six months of 2016. Operating results for both quarters reflect the cost of annual maintenance outages at the Chillicothe, OH and Spring Grove, PA facilities which adversely impacted second-quarter 2017 and 2016 results by $22.9 million and $26.3 million, respectively.  The primary drivers of the change are summarized in the following chart:

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first six months of 2017 and 2016:

GLATFELTER

06.30.17 Form 10-Q

	Six months ended June 30
In thousands	2017	2016	Change
Energy sales	$1,793	$1,818	$(25)
Costs to produce	(2,367)	(2,042)	(325)
Net	(574)	(224)	(350)
Renewable energy credits	2,684	2,891	(207)
Total	$2,110	$2,667	$(557)

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $22.9 million in the first six months of 2017 compared with $17.3 million in the first six months of 2016. The increase in Other and Unallocated expenses primarily relates to Specialty Papers environmental compliance, the Airlaid capacity expansion project and the cost optimization actions.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended June 30
In thousands	2017	2016	Change
Recorded as:
Costs of products sold	$1,692	$1,178	$514
SG&A expense	1,622	1,577	45
Total	$3,314	$2,755	$559

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2017 is expected to be approximately $6.6 million compared with $5.5 million in 2016 (which excludes a $7.3 million settlement charge).

Income taxes For the first six months of 2017, we recorded a provision for income taxes of $5.7 million on pre-tax income of $11.6 million. The comparable amounts in the six months of 2016 were $5.1 million and $23.2 million, respectively. The effective tax rate of 49.0% in the first six months of 2017 compared with 21.8% in the same period of 2016 reflects the adverse impact of an increase in unrecognized tax benefits and in our valuation allowances for U.S. deferred tax assets. We currently expect to record valuation allowances of between $16 million and $18 million for the full year 2017. The effective tax rate in future periods may be affected by changes in U.S.-based pre-tax income and its impact on the valuation of deferred taxes.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €125 million to €130 million. For the first six months of 2017, the average currency exchange rate for euro to the U.S. dollar was 1.093 compared with 1.114 for the same period of 2016. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2017.

In thousands	Six months ended June 30, 2017
Favorable (unfavorable)
Net sales	$(12,799)
Costs of products sold	11,706
SG&A expenses	1,063
Income taxes and other	367
Net income	$337

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2017 were the same as 2016. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

06.30.17 Form 10-Q

Three months ended June 30, 2017 versus the three months ended June 30, 2016

Overview For the second quarter of 2017, net loss totaled $5.7 million, or $0.13 per diluted share compared with net income of $2.0 million, or $0.04 per share in the second quarter of 2016. On an adjusted earnings basis the loss for the second quarter of 2017 was $2.6 million, or $0.06 per share compared with adjusted earnings of $2.8 million, or $0.06 per diluted share, for the same period a year ago.

The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2017	2016
Net sales	$387,342	$406,413
Gross profit	30,436	42,723
Operating income (loss)	(1,505)	5,530
Net income (loss)	(5,714)	1,965
Earnings (loss) per share	(0.13)	0.04

The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended June 30, 2017 and 2016:

	Three months ended June 30
	2017		2016
In thousands, except per share	Amount	EPS	Amount	Diluted EPS

Net income (loss)	$(5,714)	$(0.13)	$1,965	$0.04
Adjustments (pre-tax)
Specialty Papers' environmental compliance and other	216		1,088
Airlaid capacity expansion costs	2,495		201
Cost optimization	775		-
Timberland sales and related costs	(74)		-
Total adjustments (pre-tax)	3,412		1,289
Income taxes (1)	(317)		(487)
Total after-tax adjustments	3,095	0.07	802	0.02
Adjusted earnings (loss)	$(2,619)	$(0.06)	$2,767	$0.06
(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

Business Unit Performance

Three months ended June 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$133.1	$136.4	$62.8	$60.8	$191.4	$209.3	$—	$—	$387.3	$406.4
Energy and related sales, net	—	—	—	—	1.0	2.0	—	—	1.0	2.0
Total revenue	133.1	136.4	62.8	60.8	192.4	211.3	—	—	388.3	408.4
Cost of products sold	107.6	109.0	53.0	51.8	195.9	202.9	1.4	2.0	357.9	365.7
Gross profit (loss)	25.5	27.4	9.8	9.0	(3.5)	8.4	(1.4)	(2.0)	30.4	42.7
SG&A	10.8	12.1	2.3	2.2	10.3	14.2	8.6	8.7	32.0	37.2
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.1)	—	(0.1)	—
Total operating income (loss)	14.7	15.3	7.5	6.8	(13.8)	(5.8)	(9.9)	(10.7)	(1.5)	5.5
Non-operating expense	—	—	—	—	—	—	(4.6)	(3.6)	(4.6)	(3.6)
Income (loss) before income taxes	$14.7	$15.3	$7.5	$6.8	$(13.8)	$(5.8)	$(14.5)	$(14.3)	$(6.1)	$2.0
Supplementary Data
Net tons sold (thousands)	41.9	40.7	25.5	24.4	184.1	194.7	—	—	251.5	259.7
Depreciation, depletion and amortization	$7.0	$7.2	$2.3	$2.4	$7.7	$6.5	$0.7	$0.7	$17.7	$16.8
Capital expenditures	2.1	2.3	12.9	6.1	15.8	28.7	3.5	—	34.3	37.1

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

06.30.17 Form 10-Q

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2017	2016	Change
Net sales	$387,342	$406,413	$(19,071)
Energy and related sales, net	981	2,001	(1,020)
Total revenues	388,323	408,414	(20,091)
Costs of products sold	357,887	365,691	(7,804)
Gross profit	$30,436	$42,723	$(12,287)
Gross profit as a percent of Net sales	7.9%	10.5%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2017	2016
Business Unit
Composite Fibers	34.4%	33.6%
Advanced Airlaid Material	16.2	15.0
Specialty Papers	49.4	51.4
Total	100.0%	100.0%

Net sales totaled $387.3 million and $406.4 million in the second quarters of 2017 and 2016, respectively. Shipping volumes declined 3.2% and selling prices and foreign currency translation unfavorably impacted the quarter-over-quarter comparison by $7.6 million and $6.0 million, respectively.

Composite Fibers’ net sales declined $3.2 million, or 2.4%, primarily due to $5.2 million of unfavorable currency translation and $2.1 million from lower selling prices partially offset by higher shipping volumes.

Composite Fibers’ second quarter of 2017 operating income decreased slightly to $14.7 million. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $2.1 million in the quarter-over-quarter comparison. Shipping volumes increased 4.7% primarily due to continued growth of personal hygiene products and wipes.

Advanced Airlaid Materials’ operating income totaled $7.5 million compared with $6.8 million in the second quarter of 2016. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $17.9 million, or 8.6%, due to a 5.4 % decline in shipping volumes and a $5.3 million impact from lower selling prices.

GLATFELTER

06.30.17 Form 10-Q

Specialty Papers’ operating loss totaled $13.8 million in the second quarter of 2017, compared with $5.8 million in the same period a year ago. The primary drivers are summarized in the following chart:

Specialty Papers’ markets continued to be impacted by a supply-demand imbalance resulting in lower selling prices and shipping volumes adversely impacting operating results by $7.9 million coupled with market-related downtime of $5.6 million. In addition, lower energy and related sales and higher raw material and energy costs adversely impacted the year-over-year comparison by $2.9 million. Operating results for both quarters reflect the cost of annual maintenance outages at the Chillicothe, OH and Spring Grove, PA facilities which adversely impacted second-quarter 2017 and 2016 results by $22.9 million and $26.3 million, respectively. In addition to lower spending for the annual maintenance outages, this business benefited from improved operations, cost control actions, and lower incentive compensation aggregating $5.1 million.

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the second quarters of 2017 and 2016:

	Three months ended June 30
In thousands	2017	2016	Change
Energy sales	$787	$836	$(49)
Costs to produce	(929)	(934)	5
Net	(142)	(98)	(44)
Renewable energy credits	1,123	2,099	(976)
Total	$981	$2,001	$(1,020)

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance excluding gains from sales of timberlands, totaled $10.0 million in the second quarter of 2017 compared with $10.7 million in the second quarter of 2016.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended June 30
In thousands	2017	2016	Change
Recorded as:
Costs of products sold	$1,098	$742	$356
SG&A expense	893	854	39
Total	$1,991	$1,596	$395

Income taxes For the second quarter of 2017, we recorded $0.4 million of tax benefit on pretax loss of $6.1 million. The comparable amounts in the second quarter of 2016 were no taxes on a pretax income of $2.0 million. The change in the effective tax rate reflects the adverse impact of valuation allowances recorded in 2017 for deferred tax assets.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2017.

In thousands	Three months ended June 30, 2017
Favorable (unfavorable)
Net sales	$(6,039)
Costs of products sold	6,085
SG&A expenses	476
Income taxes and other	91
Net income	$613

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2017 were the same as 2016. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

06.30.17 Form 10-Q

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

	Six months ended June 30
In thousands	2017	2016
Cash and cash equivalents at
beginning of period	$55,444	$105,304
Cash provided (used) by
Operating activities	28,764	36,640
Investing activities	(70,964)	(80,638)
Financing activities	52,466	(3,126)
Effect of exchange rate
changes on cash	3,732	352
Net cash provided (used)	13,998	(46,772)
Cash and cash equivalents at
end of period	$69,442	$58,532

At June 30, 2017, we had $69.4 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. As of June 30, 2017, the majority of our cash is held by our international subsidiaries and the repatriation of such funds would result in additional tax liability. In addition to our cash and cash equivalents, $104.4 million is available under our revolving credit agreement, which matures in March 2020.

Cash provided by operating activities totaled $28.8 million in the first six months of 2017 compared with $36.6 million in the same period a year ago. The decrease in cash from operations primarily reflects lower operating income.

Net cash used by investing activities decreased by $9.7 million in the year-over-year comparison due to lower capital expenditures. Capital expenditures are expected to total between $130 million and $140 million for 2017, including approximately $10 million for the Specialty Papers’ environmental compliance projects and $43 million to $48 million for the Airlaid capacity expansion.

Net cash provided by financing activities totaled $52.5 million in the first six months of 2017 compared with a use of $3.1 million in the same period of 2016. The increase in cash provided by financing activities primarily reflects additional borrowings under our credit agreement.

The following table sets forth our outstanding long-term indebtedness:

	June 30	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$130,000	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,151	8,282
2.05% Term Loan, due Mar. 2023	35,023	35,163
1.30% Term Loan, due Jun. 2023	9,781	9,788
1.55% Term Loan, due Sep. 2025	11,187	10,333
Total long-term debt	444,142	375,161
Less current portion	(10,400)	(8,961)
Unamortized deferred issuance costs	(2,248)	(2,553)
Long-term debt, net of current portion	$431,494	$363,647

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of June 30, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.6x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2017, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 9.

Financing activities includes cash used for common stock dividends which increased in the comparison reflecting a 4% increase in our quarterly cash dividend. In the first six months of 2017, we used $11.1 million of cash for dividends on our common stock compared with $10.7 million in the same period of 2016. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

GLATFELTER

06.30.17 Form 10-Q

As more fully discussed in Item 1 - Financial Statements – Note 12 – Commitments, Contingencies and Legal Proceedings (“Note 12”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. Based on the recent developments more fully discussed in Note 12, it is conceivable the resolution of this matter may require us to spend in excess of $29.5 million in the next twelve months. Although we are unable to determine with any degree of certainty the amount we may be required to spend, other than a $9.5 million payment to be made in August 2017, related to the settlement with Georgia Pacific, the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 12, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of June 30, 2017 and December 31, 2016, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes in the third quarter of 2017 are expected to be approximately 3% higher than the second quarter. Selling prices are expected to be in-line with the second quarter while raw material and energy prices are expected to be slightly higher. In addition, we expect this business unit to incur approximately $1 million of less market related downtime in the third quarter than the second quarter.

Advanced Airlaid Materials’ shipping volumes in the third quarter are expected to be approximately 2% higher than the second quarter.  Selling prices and raw material and energy prices are expected to increase slightly compared with the second quarter.

Specialty Papers’ shipping volumes in the third quarter are expected to be approximately 5% higher than the second quarter of 2017. Selling prices are expected to decline slightly and raw material and energy prices are expected to be up slightly.  In addition, we expect to incur $2 million to $3 million of less market related downtime in the third quarter than the second quarter.  Specialty Papers will also benefit about $1 million from the cost reduction actions recently announced.

In connection with our cost reduction actions within Specialty Papers, we expect to record one-time charges of approximately $8 million to $9 million primarily during the third quarter, of which approximately $5 million to $6 million will be non-cash.  In addition, costs associated with the Specialty Papers environmental compliance projects and Advanced Airlaid Materials capacity expansion are expected to be $1 million and $4 million, respectively.

Consolidated capital expenditures are expected to total between $130 million and $140 million for 2017 and approximate between $62 million and $72 million in 2018.

The effective tax rate on adjusted earnings is expected to be approximately 35% for the second half of 2017.

GLATFELTER

06.30.17 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2017
Dollars in thousands	2017	2018	2019	2020	2021	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$218,750	$—	$250,000	$256,623
At fixed interest rates – Term Loans	61,805	54,091	43,342	32,592	21,841	64,142	64,734
At variable interest rates	130,000	130,000	130,000	27,083	—	130,000	130,000
						$444,142	$451,357
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	5.375%
On fixed rate debt – Term Loans	1.89%	1.89%	1.88%	1.86%	1.82%
On variable rate debt	2.72%	2.72%	2.72%	2.72%	2.72%

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2017. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2017, we had $441.9 million of long-term debt, net of unamortized debt issuance costs, of which 29.4% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At June 30, 2017, the interest rate paid was approximately 2.72%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2017, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls During the second quarter of 2017, we completed the conversion of the payroll processing system for our U.S.-based operations provided by an outsourced service provider. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

06.30.17 Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Schedule of Change in Control Employment Agreement, filed herewith **

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

**	Management compensatory contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

August 1, 2017

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

06.30.17 Form 10-Q

EXHIBIT INDEX

10.1	Schedule of Change in Control Employment Agreement, filed herewith **

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

**	Management compensatory contract

GLATFELTER

06.30.17 Form 10-Q