Form 10-Q
period 2017-09-30
GLATFELTER P H CO
filed 2017-10-31
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

or

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

Common Stock outstanding on October 25, 2017 totaled 43,586,355 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

September 30, 2017

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands, except per share	2017	2016	2017	2016
Net sales	$413,325	$405,301	$1,191,380	$1,213,932
Energy and related sales, net	1,236	1,346	3,346	4,013
Total revenues	414,561	406,647	1,194,726	1,217,945
Costs of products sold	359,826	345,477	1,052,626	1,056,209
Gross profit	54,735	61,170	142,100	161,736
Selling, general and administrative expenses	33,399	35,747	100,484	104,796
(Gains) losses on dispositions of plant, equipment and timberlands, net	(24)	5	(50)	31
Operating income	21,360	25,418	41,666	56,909
Non-operating income (expense)
Interest expense	(4,547)	(3,895)	(13,031)	(11,964)
Interest income	51	52	209	204
Other, net	(478)	(573)	(906)	(956)
Total non-operating expense	(4,974)	(4,416)	(13,728)	(12,716)
Income before income taxes	16,386	21,002	27,938	44,193
Income tax provision	4,281	1,401	9,944	6,459
Net income	$12,105	$19,601	$17,994	$37,734
Earnings per share
Basic	$0.28	$0.45	$0.41	$0.87
Diluted	0.27	0.44	0.41	0.86
Cash dividends declared per common share	$0.13	$0.125	$0.39	$0.375
Weighted average shares outstanding
Basic	43,617	43,576	43,601	43,552
Diluted	44,182	44,133	44,410	44,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30		Nine months ended September 30
In thousands	2017	2016	2017	2016
Net income	$12,105	$19,601	$17,994	$37,734
Foreign currency translation adjustments	16,559	(1,530)	50,128	(2,975)
Net change in:
Deferred (gains) losses on cash flow hedges, net of taxes
of $111, $289, $2,031 and $88, respectively	(1,514)	(858)	(6,111)	152
Unrecognized retirement obligations, net of taxes
of $(1,340), $(1,405), $(4,018) and $(4,214), respectively	2,285	2,319	6,838	6,957
Other comprehensive income (loss)	17,330	(69)	50,855	4,134
Comprehensive income	$29,435	$19,532	$68,849	$41,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30	December 31
In thousands	2017	2016
Assets
Cash and cash equivalents	$84,287	$55,444
Accounts receivable, net	186,310	152,989
Inventories	256,764	249,669
Prepaid expenses and other current assets	44,134	36,157
Total current assets	571,495	494,259
Plant, equipment and timberlands, net	856,017	775,898
Goodwill	81,497	73,094
Intangible assets, net	59,199	56,259
Other assets	128,586	121,749
Total assets	$1,696,794	$1,521,259
Liabilities and Shareholders' Equity
Current portion of long-term debt	$11,122	$8,961
Accounts payable	168,848	164,345
Dividends payable	5,675	5,455
Environmental liabilities	20,000	25,000
Other current liabilities	130,368	119,250
Total current liabilities	336,013	323,011
Long-term debt	459,025	363,647
Deferred income taxes	65,597	54,995
Other long-term liabilities	125,563	125,780
Total liabilities	986,198	867,433
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	62,346	57,917
Retained earnings	963,853	962,884
Accumulated other comprehensive loss	(153,751)	(204,606)
	872,992	816,739
Less cost of common stock in treasury	(162,396)	(162,913)
Total shareholders’ equity	710,596	653,826
Total liabilities and shareholders’ equity	$1,696,794	$1,521,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.17 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30
In thousands	2017	2016
Operating activities
Net income	$17,994	$37,734
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	56,343	49,725
Amortization of debt issue costs	868	864
Pension expense, net of unfunded benefits paid	3,707	2,908
Deferred income tax provision (benefit)	4,282	(4,266)
(Gains) losses on dispositions of plant, equipment and timberlands, net	(50)	31
Share-based compensation	4,868	4,218
Change in operating assets and liabilities
Accounts receivable	(23,753)	(12,927)
Inventories	2,906	(17,897)
Prepaid and other current assets	(7,185)	(4,205)
Accounts payable	(4,001)	(9,662)
Accruals and other current liabilities	(3,702)	10,257
Other	519	2,657
Net cash provided by operating activities	52,796	59,437

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(102,172)	(116,948)
Proceeds from disposals of plant, equipment and timberlands, net	217	55
Other	(100)	(400)
Net cash used by investing activities	(102,055)	(117,293)

Financing activities
Repayments of note offerings	—	(136)
Net borrowings (repayments) under revolving credit facility	96,534	(642)
Proceeds from term loans	—	19,428
Repayment of term loans	(6,947)	(3,803)
Payments of dividends	(16,805)	(16,134)
Proceeds from government grants	—	5,251
Payments related to share-based compensation awards and other	(128)	(990)
Net cash provided by financing activities	72,654	2,974
Effect of exchange rate changes on cash	5,448	330
Net increase (decrease) in cash and cash equivalents	28,843	(54,552)
Cash and cash equivalents at the beginning of period	55,444	105,304
Cash and cash equivalents at the end of period	$84,287	$50,752

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$8,719	$7,376
Income taxes, net	7,567	11,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

09.30.17 Form 10-Q

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

Substantially all of our revenue is earned pursuant to contracts under which we have one performance obligation that is satisfied at a point-in-time. We have completed our review of a substantial portion of our contracts and we do not expect this ASU will have a significant impact on the timing or amount of revenue recognition, our results of operations or our financial position.

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

GLATFELTER

09.30.17 Form 10-Q

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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" (“ASU 2017-12”), which simplifies the application of hedge accounting and more closely aligns hedge accounting with an entity’s risk management strategies. ASU 2017-12 also amends the manner in which hedge effectiveness may be performed and changes the presentation of hedge ineffectiveness in the financial statements. ASU 2017-12 is effective for us beginning January 1, 2019, with early adoption permitted. ASU 2017-12 requires a cumulative-effect adjustment for certain items upon adoption. We are currently evaluating the impact the adoption of ASU 2017-12 will have on our consolidated financial statements.

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

3.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended September 30
In thousands, except per share	2017	2016
Net income	$12,105	$19,601
Weighted average common shares
outstanding used in basic EPS	43,617	43,576
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	565	557
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,182	44,133
Earnings per share
Basic	$0.28	$0.45
Diluted	0.27	0.44

	Nine months ended September 30
In thousands, except per share	2017	2016
Net income	$17,994	$37,734
Weighted average common shares
outstanding used in basic EPS	43,601	43,552
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	809	507
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,410	44,059
Earnings per share
Basic	$0.41	$0.87
Diluted	0.41	0.86

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	September 30
In thousands	2017	2016
Three months ended	967	681
Nine months ended	593	683

GLATFELTER

09.30.17 Form 10-Q

4.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and nine months ended September 30, 2017 and 2016.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at July 1, 2017	$(66,879)	$(3,097)	$(105,824)	$4,719	$(171,081)
Other comprehensive income before reclassifications (net of tax)	16,559	(1,533)	—	—	15,026
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	19	2,424	(139)	2,304
Net current period other comprehensive income (loss)	16,559	(1,514)	2,424	(139)	17,330
Balance at September 30, 2017	$(50,320)	$(4,611)	$(103,400)	$4,580	$(153,751)
Balance at July 1, 2016	$(74,486)	$785	$(115,786)	$3,204	$(186,283)
Other comprehensive income before reclassifications (net of tax)	(1,530)	(1,195)	—	—	(2,725)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	337	2,464	(145)	2,656
Net current period other comprehensive income (loss)	(1,530)	(858)	2,464	(145)	(69)
Balance at September 30, 2016	$(76,016)	$(73)	$(113,322)	$3,059	$(186,352)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2017	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Other comprehensive income before reclassifications (net of tax)	50,128	(4,868)	—	1	45,261
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,243)	7,256	(419)	5,594
Net current period other comprehensive income (loss)	50,128	(6,111)	7,256	(418)	50,855
Balance at September 30, 2017	$(50,320)	$(4,611)	$(103,400)	$4,580	$(153,751)
Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	(2,975)	(106)	—	—	(3,081)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	258	7,392	(435)	7,215
Net current period other comprehensive income (loss)	(2,975)	152	7,392	(435)	4,134
Balance at September 30, 2016	$(76,016)	$(73)	$(113,322)	$3,059	$(186,352)

GLATFELTER

09.30.17 Form 10-Q

Reclassifications out of accumulated other comprehensive income were as follows:

	Three months ended September 30		Nine months ended September 30
In thousands	2017	2016	2017	2016
Description					Line Item in Statements of Income
Cash flow hedges (Note 12)
(Gains) losses on cash flow hedges	$29	$347	$(1,687)	$264	Costs of products sold
Tax expense (benefit)	(10)	(10)	444	(6)	Income tax provision
Net of tax	19	337	(1,243)	258
Retirement plan obligations (Note 7)
Amortization of deferred benefit pension plans
Prior service costs	532	506	1,592	1,519	Costs of products sold
	176	168	528	504	Selling, general and administrative
Actuarial losses	2,290	2,450	6,852	7,350	Costs of products sold
	788	843	2,359	2,530	Selling, general and administrative
	3,786	3,967	11,331	11,903
Tax benefit	(1,362)	(1,503)	(4,075)	(4,511)	Income tax provision
Net of tax	2,424	2,464	7,256	7,392
Amortization of deferred benefit other plans
Prior service costs	(37)	(37)	(112)	(112)	Costs of products sold
	(8)	(8)	(24)	(24)	Selling, general and administrative
Actuarial losses	(77)	(156)	(233)	(467)	Costs of products sold
	(17)	(33)	(50)	(100)	Selling, general and administrative
	(139)	(234)	(419)	(703)
Tax expense	—	89	—	268	Income tax provision
Net of tax	(139)	(145)	(419)	(435)
Total reclassifications, net of tax	$2,304	$2,656	$5,594	$7,215

GLATFELTER

09.30.17 Form 10-Q

5.INCOME TAXES

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of September 30, 2017 and December 31, 2016, we had $17.1 million and $14.2 million of gross unrecognized tax benefits. As of September 30, 2017, if such benefits were to be recognized, approximately $11.5 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2014 - 2016	N/A
State	2012 - 2016	2013 -2014
Canada(1)	2010-2013; 2016	2014 - 2015
Germany(1)	2016	2012 - 2015
France	2014 - 2016	2011 - 2012
United Kingdom	2015 - 2016	N/A
Philippines	2015 -2016	N/A

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $0.7 million. Substantially all of this range relates to tax positions taken in the United Kingdom and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Nine months ended September 30
In millions	2017	2016
Interest expense (income)	$0.3	$0.2
Penalties	—	—

	September 30	December 31
	2017	2016
Accrued interest payable	$0.8	$0.5

6.	STOCK-BASED COMPENSATION

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

GLATFELTER

09.30.17 Form 10-Q

The following table summarizes RSU and PSA activity during periods indicated:

Units	2017	2016
Balance at January 1,	679,038	674,523
Granted	370,458	298,832
Forfeited	(93,045)	(146,327)
Shares delivered	(26,352)	(149,975)
Balance at September 30,	930,099	677,053

The amount granted in 2017 and 2016 includes PSAs of 163,274 and 199,693, respectively, exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	September 30
In thousands	2017	2016
Three months ended	$1,658	$765
Nine months ended	3,746	2,167

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years.

No SOSARs were granted in 2017.  The following table sets forth information related to outstanding SOSARS for the nine months ended September 30, 2017 and 2016;

	2017		2016
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,736,616	$17.64	2,199,742	$17.82
Granted	—	—	743,925	17.54
Exercised	(33,050)	14.65	(61,190)	10.70
Canceled / forfeited	(17,630)	18.46	(143,932)	17.87
Outstanding at September 30,	2,685,936	$17.67	2,738,545	$17.64

SOSAR Grants

Weighted average grant date fair value per share	$-		$4.07
Aggregate grant date fair value (in thousands)	$-		$3,013
Black-Scholes assumptions
Dividend yield	-		2.85%
Risk free rate of return	-		1.34%
Volatility	-		31.97%
Expected life	-		6 yrs

The following table sets forth SOSAR compensation expense for the periods indicated:

	September 30
In thousands	2017	2016
Three months ended	$254	$650
Nine months ended	1,122	2,051

7.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans.

	Three months ended September 30
In thousands	2017	2016
Pension Benefits
Service cost	$2,695	$2,614
Interest cost	5,929	6,120
Expected return on plan assets	(10,749)	(11,331)
Amortization of prior service cost	708	674
Amortization of unrecognized loss	3,078	3,293
Total net periodic benefit cost	$1,661	$1,370

Other Benefits
Service cost	$289	$287
Interest cost	499	498
Amortization of prior service credit	(45)	(45)
Amortization of actuarial gain	(94)	(189)
Total net periodic benefit cost	$649	$551

	Nine months ended September 30
In thousands	2017	2016
Pension Benefits
Service cost	$8,065	$7,855
Interest cost	17,825	18,360
Expected return on plan assets	(32,246)	(33,992)
Amortization of prior service cost	2,120	2,023
Amortization of unrecognized loss	9,211	9,880
Total net periodic benefit cost	$4,975	$4,126

Other Benefits
Service cost	$868	$860
Interest cost	1,497	1,494
Amortization of prior service credit	(136)	(136)
Amortization of actuarial gain	(283)	(567)
Total net periodic benefit cost	$1,946	$1,651

GLATFELTER

09.30.17 Form 10-Q

8.	INVENTORIES

Inventories, net of reserves, were as follows:

	September 30	December 31
In thousands	2017	2016
Raw materials	$64,088	$66,359
In-process and finished	117,490	112,507
Supplies	75,186	70,803
Total	$256,764	$249,669

9.	CAPITALIZED INTEREST

The following table sets forth details of interest incurred, capitalized and expensed:

	Three months ended September 30		Nine months ended September 30
In thousands	2017	2016	2017	2016
Interest cost incurred	$5,079	$4,334	$14,556	$12,962
Interest capitalized	532	439	1,525	998
Interest expense	$4,547	$3,895	$13,031	$11,964

Capitalized interest primarily relates to spending for Specialty Papers’ environmental compliance and the Airlaid capacity expansion projects.

10.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	September 30	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$158,298	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,012	8,282
2.05% Term Loan, due Mar. 2023	34,659	35,163
1.30% Term Loan, due Jun. 2023	9,698	9,788
1.55% Term Loan, due Sep. 2025	11,574	10,333
Total long-term debt	472,241	375,161
Less current portion	(11,122)	(8,961)
Unamortized deferred issuance costs	(2,094)	(2,553)
Long-term debt, net of current portion	$459,025	$363,647

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of September 30, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.6x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes are redeemable, in whole or in part, at any time at the redemption prices specified in the applicable Indenture. These Notes and the guarantees of the notes are senior obligations of the Company and the Guarantors, respectively, rank equally in right of payment with future senior indebtedness of the Company and the Guarantors and will mature on October 15, 2020.

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii)

GLATFELTER

09.30.17 Form 10-Q

distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Facility at maturity or a default under the Revolving Credit Facility that accelerates the debt outstanding thereunder. As of September 30, 2017, we met all of the requirements of our debt covenants.

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

Letters of credit issued to us by certain financial institutions totaled $5.2 million as of September 30, 2017 and $5.1 million as of December 31, 2016. The letters of credit, which amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	September 30, 2017		December 31, 2016
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$158,298	$158,298	$61,595	$61,595
Fixed-rate bonds	250,000	254,265	250,000	256,563
2.40% Term loan	8,012	8,207	8,282	8,877
2.05% Term loan	34,659	35,223	35,163	37,089
1.30% Term Loan	9,698	9,644	9,788	10,062
1.55% Term loan	11,574	11,509	10,333	10,082
Total	$472,241	$477,146	$375,161	$384,268

As of September 30, 2017, and December 31, 2016, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 12.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of September 30, 2017, the maturity of currency forward contracts ranged from one month to 18 months.

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

09.30.17 Form 10-Q

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	September 30 2017	December 31 2016
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	19,047	—
Euro / British Pound	11,428	10,373
U.S. Dollar / Euro	1,471	—
Canadian Dollar / U.S. Dollar	20	—
Sell/Buy - buy notional
Euro / Philippine Peso	857,103	699,279
British Pound / Philippine Peso	644,076	557,025
U.S. Dollar / Euro	7,799	15,379
Euro / U.S. Dollar	54,135	43,951
U.S. Dollar / Canadian Dollar	32,760	35,290
British Pound / Euro	335	—

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

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	September 30 2017	December 31 2016
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	17,500	10,500
British Pound / Euro	1,000	2,500
Sell/Buy - buy notional
Euro / U.S. Dollar	4,500	3,500
British Pound / Euro	12,000	18,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	September 30 2017	December 31 2016	September 30 2017	December 31 2016
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$1,416	$2,625	$5,672	$1,493
Not designated as hedging:
Forward foreign currency
exchange contracts	$679	$60	$780	$104

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended September 30		Nine months ended September 30
In thousands	2017	2016	2017	2016
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(29)	$(347)	$1,687	$(264)
Ineffective portion – other – net	40	(69)	126	(399)
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$328	$332	$719	$1,396

The impact of activity not designated as hedging was substantially all offset by the remeasurement of the underlying on-balance-sheet item.

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in

GLATFELTER

09.30.17 Form 10-Q

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2017	2016
Balance at January 1,	$1,882	$(178)
Deferred (losses) gains
on cash flow hedges	(6,455)	(200)
Reclassified to earnings	(1,687)	264
Balance at September 30,	$(6,260)	$(114)

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded as a component of the capital asset or realized in results of operations within the next 18 months and the amount ultimately recognized will vary depending on actual market rates.

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents.  The majority of that work to date has been funded or conducted by parties other than us, although before the UAO, we contributed to a project in that area and we have conducted about $13.4 million of cleanup work under the UAO in 2015 and 2016.  The cleanup is expected to continue through 2018. However, as discussed below, under a consent decree between the United States, Wisconsin, NCR and Appvion we are not responsible for any additional cleanup at the Site.

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

GLATFELTER

09.30.17 Form 10-Q

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

On January 17, 2017, the United States filed a consent decree with the federal district court among the United States, Wisconsin, NCR, and Appvion (the “NCR/Appvion consent decree”) under which NCR would agree to complete the remaining cleanup and both NCR and Appvion would agree not to seek to recover from us or anyone else any amounts they have spent or will spend, and we and others would be barred from seeking claims against NCR or Appvion.  On March 29, 2017, the United States moved for entry of a somewhat revised version of the NCR/Appvion consent decree, which the federal district court entered on August 23, 2017.  Under the consent decree, if it were to withstand any appeal, we would only face exposure to: (i) government past oversight costs, (ii) government future oversight costs, (iii) long term monitoring and maintenance, and (iv) depending on the reason, a further remedy if necessary in the event the currently ordered remedy fails, over 30 or more years, to achieve its objectives.  As the result of earlier settlements, Georgia Pacific is only jointly liable with us to the Governments for monitoring and maintenance costs incurred in the most downstream three miles of the river (“OU4b”) and the bay of Green Bay (“OU5”).

In addition, we and Georgia Pacific had claims against each other to reallocate the costs that we have each incurred or will incur.  We have settled those claims.  Under this settlement, Georgia Pacific has agreed to implement the monitoring and maintenance in OU4b and OU5 and we would be responsible for monitoring and maintenance of all other upstream Operable Units.  We paid Georgia Pacific $9.5 million in August 2017.

The NCR/Appvion consent decree and our settlement with Georgia Pacific resulted in all claims among the responsible parties being barred, waived, or withdrawn.  Accordingly, on October 10, 2017, the federal district court approved a stipulation dismissing all remaining claims in the Whiting litigation.  Therefore, unless certain limited circumstances occur permitting reassertion of claims, we are not subject to claims for reallocation of costs or damages incurred by any of the other parties and we cannot seek contribution or reallocation from them.

On October 20, 2017, we appealed the district court’s approval of the NCR/Appvion consent decree.  We contend that the court did not do what was required to properly conclude that the NCR/Appvion consent decree was substantially fair to us.  We contend that the consent decree was unfair to us.

Cost estimates.  The proposed NCR/Appvion consent decree, as revised, states that all parties combined have spent more than approximately $1 billion to date towards remedial actions and NRDs, of which we have contributed approximately $75 million.  In addition, work to complete the remaining site remedy under the UAO was anticipated to cost approximately $200 million at the beginning of the 2017 remediation season.  With the consent decree being entered, we are no longer exposed to reallocation of any of those amounts.

Under the NCR/Appvion consent decree, we would remain responsible for the Governments’ unreimbursed past costs, which although in dispute, are represented to total approximately $34 million and the Governments’ future costs.  Furthermore, we, along with Georgia Pacific, would be responsible for long term monitoring and maintenance required pursuant to the Lower Fox River 100% Remedial Design Report dated December 2009 – Long Term Monitoring Plan (the “Plan”).  The Plan requires long term monitoring of each of OU1 through OU5 over a period of at least 30 years.  The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps.  Each operable unit is required to be monitored; however, because of our settlement with Georgia Pacific, our obligations are in OU1-OU4a.  Although we are unable to determine with certainty the timing of cash expenditures for the above matters, they are reasonably likely to extend over a period of at least 30 years.

GLATFELTER

09.30.17 Form 10-Q

Reserves for the Site.  Our reserve for all remaining claims against us relating to PCB contamination is set forth below:

	Nine months ended September 30
In thousands	2017	2016
Balance at January 1,	$52,788	$17,105
Payments	(9,581)	(4,193)
Accruals	-	-
Balance at September 30,	$43,207	$12,912

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2016 and 2015 Work Plans, the Georgia-Pacific settlement and ongoing monitoring activities.  Of our total reserve for the Fox River, $20.0 million is recorded in the accompanying September 30, 2017 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $23.2 million is recorded under the caption “Other long term liabilities.”

Range of Reasonably Possible Outcomes.  Based on our analysis of all available information, including but not limited to decisions of the courts, official documents such as records of decision, discussions with legal counsel, cost estimates for future monitoring and maintenance and other post-remediation costs to be performed at the Site,  we believe it is reasonably possible that our costs associated with the Fox River matter could exceed the aggregate amounts accrued by amounts ranging from insignificant to approximately $30 million.  We believe the likelihood of an outcome in the upper end of the monetary range is less than other possible outcomes within the range and the possibility of an outcome in excess of the upper end of the monetary range is remote.

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

GLATFELTER

09.30.17 Form 10-Q

14.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$142.3	$131.7	$67.8	$61.9	$203.2	$211.8	$—	$—	$413.3	$405.3
Energy and related sales, net	—	—	—	—	1.2	1.3	—	—	1.2	1.3
Total revenue	142.3	131.7	67.8	61.9	204.4	213.1	—	—	414.6	406.6
Cost of products sold	115.0	105.8	57.2	53.5	179.7	180.1	7.9	6.1	359.8	345.5
Gross profit (loss)	27.3	25.9	10.6	8.4	24.7	33.0	(7.9)	(6.1)	54.7	61.2
SG&A	10.9	11.9	2.4	2.0	12.2	14.3	7.9	7.5	33.4	35.7
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	16.4	14.0	8.2	6.4	12.5	18.7	(15.8)	(13.6)	21.4	25.4
Non-operating expense	—	—	—	—	—	—	(5.0)	(4.4)	(5.0)	(4.4)
Income (loss) before income taxes	$16.4	$14.0	$8.2	$6.4	$12.5	$18.7	$(20.8)	$(18.0)	$16.4	$21.0
Supplementary Data
Net tons sold (thousands)	43.8	39.1	26.2	25.2	197.1	197.3	—	—	267.1	261.5
Depreciation, depletion and amortization	$7.1	$6.9	$2.5	$2.4	$8.0	$6.4	$3.8	$0.6	$21.4	$16.3
Capital expenditures	3.8	5.1	12.6	4.3	10.2	26.7	4.5	0.5	31.1	36.6

Nine months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$400.6	$391.6	$190.4	$183.4	$600.3	$638.9	$—	$—	$1,191.4	$1,213.9
Energy and related sales, net	—	—	—	—	3.3	4.0	—	—	3.3	4.0
Total revenue	400.6	391.6	190.4	183.4	603.6	642.9	—	—	1,194.7	1,217.9
Cost of products sold	322.2	316.0	160.7	157.5	555.7	574.1	14.0	8.6	1,052.6	1,056.2
Gross profit (loss)	78.4	75.6	29.7	25.9	47.9	68.8	(14.0)	(8.6)	142.1	161.7
SG&A	32.9	35.1	6.9	6.2	36.0	40.9	24.7	22.6	100.5	104.8
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	45.5	40.5	22.8	19.7	11.9	27.9	(38.7)	(31.2)	41.7	56.9
Non-operating expense	—	—	—	—	—	—	(13.7)	(12.7)	(13.7)	(12.7)
Income (loss) before income taxes	$45.5	$40.5	$22.8	$19.7	$11.9	$27.9	$(52.4)	$(43.9)	$27.9	$44.2
Supplementary Data
Net tons sold (thousands)	124.5	116.7	76.6	74.1	578.4	597.7	—	—	779.5	788.5
Depreciation, depletion and amortization	$20.9	$21.2	$7.1	$7.0	$22.9	$19.7	$5.4	$1.8	$56.3	$49.7
Capital expenditures	10.6	13.7	36.1	25.0	44.2	77.4	11.3	0.8	102.2	116.9

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

09.30.17 Form 10-Q

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

The following presents our condensed consolidating statements of income, including comprehensive income, for the three months and nine months ended September 30, 2017 and 2016, our condensed consolidating balance sheets as of September 30, 2017 and December 31, 2016, and our condensed consolidating cash flows for the nine months ended September 30, 2017 and 2016.

Condensed Consolidating Statement of Income for the three months ended September 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$203,205	$20,588	$211,331	$(21,799)	$413,325
Energy and related sales, net	1,236	—	—	—	1,236
Total revenues	204,441	20,588	211,331	(21,799)	414,561
Costs of products sold	188,677	19,525	173,423	(21,799)	359,826
Gross profit	15,764	1,063	37,908	—	54,735
Selling, general and administrative
expenses	18,730	536	14,133	—	33,399
(Gain) loss on dispositions of plant
equipment and timberlands, net	70	(114)	20	—	(24)
Operating income (loss)	(3,036)	641	23,755	—	21,360
Other non-operating
income (expense)
Interest expense	(5,241)	(300)	(436)	1,430	(4,547)
Interest income	160	1,316	5	(1,430)	51
Equity in earnings of subsidiaries	17,880	18,096	—	(35,976)	—
Other, net	498	(1,920)	944	—	(478)
Total other non-operating
income (expense)	13,297	17,192	513	(35,976)	(4,974)
Income before income taxes	10,261	17,833	24,268	(35,976)	16,386
Income tax provision (benefit)	(1,844)	(47)	6,172	—	4,281
Net income	12,105	17,880	18,096	(35,976)	12,105
Other comprehensive income	17,330	14,812	14,959	(29,771)	17,330
Comprehensive income	$29,435	$32,692	$33,055	$(65,747)	$29,435

GLATFELTER

09.30.17 Form 10-Q

Condensed Consolidating Statement of Income for the nine months ended September 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$600,346	$63,173	$591,926	$(64,065)	$1,191,380
Energy and related sales, net	3,346	—	—	—	3,346
Total revenues	603,692	63,173	591,926	(64,065)	1,194,726
Costs of products sold	568,067	60,158	488,466	(64,065)	1,052,626
Gross profit	35,625	3,015	103,460	—	142,100
Selling, general and administrative
expenses	55,976	846	43,662	—	100,484
(Gain) loss on dispositions of plant
equipment and timberlands, net	118	(188)	20	—	(50)
Operating income (loss)	(20,469)	2,357	59,778	—	41,666
Other non-operating
income (expense)
Interest expense	(15,084)	(619)	(1,377)	4,049	(13,031)
Interest income	451	3,714	93	(4,049)	209
Equity in earnings of subsidiaries	50,298	51,197	—	(101,495)	—
Other, net	1,525	(6,445)	4,014	—	(906)
Total other non-operating
income (expense)	37,190	47,847	2,730	(101,495)	(13,728)
Income before income taxes	16,721	50,204	62,508	(101,495)	27,938
Income tax provision (benefit)	(1,273)	(94)	11,311	—	9,944
Net income	17,994	50,298	51,197	(101,495)	17,994
Other comprehensive income	50,855	43,878	43,344	(87,222)	50,855
Comprehensive income	$68,849	$94,176	$94,541	$(188,717)	$68,849

Condensed Consolidating Statement of Income for the three months ended September 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$211,761	$18,086	$192,214	$(16,760)	$405,301
Energy and related sales, net	1,346	—	—	—	1,346
Total revenues	213,107	18,086	192,214	(16,760)	406,647
Costs of products sold	186,297	16,732	159,208	(16,760)	345,477
Gross profit	26,810	1,354	33,006	—	61,170
Selling, general and administrative
expenses	21,048	(25)	14,724	—	35,747
(Gain) loss on dispositions of plant
equipment and timberlands, net	7	—	(2)	—	5
Operating income	5,755	1,379	18,284	—	25,418
Other non-operating
income (expense)
Interest expense	(4,332)	(1)	(751)	1,189	(3,895)
Interest income	173	1,063	5	(1,189)	52
Equity in earnings of subsidiaries	17,228	16,225	—	(33,453)	—
Other, net	(670)	(819)	916	—	(573)
Total other non-operating
income (expense)	12,399	16,468	170	(33,453)	(4,416)
Income before income taxes	18,154	17,847	18,454	(33,453)	21,002
Income tax provision (benefit)	(1,447)	619	2,229	—	1,401
Net income	19,601	17,228	16,225	(33,453)	19,601
Other comprehensive loss	(69)	(2,307)	(2,462)	4,769	(69)
Comprehensive income	$19,532	$14,921	$13,763	$(28,684)	$19,532

GLATFELTER

09.30.17 Form 10-Q

Condensed Consolidating Statement of Income for the nine months ended September 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$638,918	$54,293	$573,355	$(52,634)	$1,213,932
Energy and related sales, net	4,013	—	—	—	4,013
Total revenues	642,931	54,293	573,355	(52,634)	1,217,945
Costs of products sold	582,751	51,493	474,599	(52,634)	1,056,209
Gross profit	60,180	2,800	98,756	—	161,736
Selling, general and administrative
expenses	62,115	(246)	42,927	—	104,796
Loss on dispositions of plant
equipment and timberlands, net	11	—	20	—	31
Operating income (loss)	(1,946)	3,046	55,809	—	56,909
Other non-operating
income (expense)
Interest expense	(13,036)	(1)	(2,352)	3,425	(11,964)
Interest income	523	3,056	50	(3,425)	204
Equity in earnings of subsidiaries	46,485	44,050	—	(90,535)	—
Other, net	(1,787)	(2,220)	3,051	—	(956)
Total other non-operating
income (expense)	32,185	44,885	749	(90,535)	(12,716)
Income before income taxes	30,239	47,931	56,558	(90,535)	44,193
Income tax provision (benefit)	(7,495)	1,446	12,508	—	6,459
Net income	37,734	46,485	44,050	(90,535)	37,734
Other comprehensive income (loss)	4,134	(2,691)	(2,835)	5,526	4,134
Comprehensive income	$41,868	$43,794	$41,215	$(85,009)	$41,868

Condensed Consolidating Balance Sheet as of September 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$374	$682	$83,231	$—	$84,287
Other current assets	226,678	287,440	289,956	(316,866)	487,208
Plant, equipment and timberlands, net	383,014	70,093	402,910	—	856,017
Investments in subsidiaries	885,734	634,893	—	(1,520,627)	—
Other assets	129,617	—	139,665	—	269,282
Total assets	$1,625,417	$993,108	$915,762	$(1,837,493)	$1,696,794
Liabilities and Shareholders' Equity
Current liabilities	$436,791	$58,602	$157,486	$(316,866)	$336,013
Long-term debt	357,441	49,000	52,584	—	459,025
Deferred income taxes	14,478	(541)	51,660	—	65,597
Other long-term liabilities	106,111	313	19,139	—	125,563
Total liabilities	914,821	107,374	280,869	(316,866)	986,198
Shareholders’ equity	710,596	885,734	634,893	(1,520,627)	710,596
Total liabilities and shareholders’ equity	$1,625,417	$993,108	$915,762	$(1,837,493)	$1,696,794

GLATFELTER

09.30.17 Form 10-Q

Condensed Consolidating Balance Sheet as of December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,082	$1,461	$48,901	$—	$55,444
Other current assets	206,002	256,289	242,187	(265,663)	438,815
Plant, equipment and timberlands, net	360,521	31,455	383,922	—	775,898
Investments in subsidiaries	789,565	540,029	—	(1,329,594)	—
Other assets	123,010	—	128,092	—	251,102
Total assets	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259
Liabilities and Shareholders' Equity
Current liabilities	$426,628	$26,085	$135,961	$(265,663)	$323,011
Long-term debt	283,686	14,000	65,961	—	363,647
Deferred income taxes	10,221	(729)	45,503	—	54,995
Other long-term liabilities	109,819	313	15,648	—	125,780
Total liabilities	830,354	39,669	263,073	(265,663)	867,433
Shareholders’ equity	653,826	789,565	540,029	(1,329,594)	653,826
Total liabilities and shareholders’ equity	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(17,066)	$(3,241)	$73,103	$—	$52,796
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(55,415)	(32,847)	(13,910)	—	(102,172)
Proceeds from disposals of plant, equipment and timberlands, net	8	209	—	—	217
Repayments from intercompany loans	—	12,000	—	(12,000)	—
Advances of intercompany loans	—	(13,500)	—	13,500	—
Intercompany capital contributed	(2,000)	(400)	—	2,400	—
Other	(100)	—	—	—	(100)
Total investing activities	(57,507)	(34,538)	(13,910)	3,900	(102,055)
Financing activities
Net long-term borrowings	73,298	35,000	(18,711)	—	89,587
Payment of dividends to shareholders	(16,805)	—	—	—	(16,805)
Repayments of intercompany loans	—	—	(12,000)	12,000	—
Borrowings of intercompany loans	13,500	—	—	(13,500)	—
Intercompany capital received	—	2,000	400	(2,400)	—
Payment of intercompany dividend	—	—	—	—	—
Payments related to share-based compensation awards and other	(128)	—	—	—	(128)
Total financing activities	69,865	37,000	(30,311)	(3,900)	72,654
Effect of exchange rate on cash	—	—	5,448	—	5,448
Net increase (decrease) in cash	(4,708)	(779)	34,330	—	28,843
Cash at the beginning of period	5,082	1,461	48,901	—	55,444
Cash at the end of period	$374	$682	$83,231	$—	$84,287

GLATFELTER

09.30.17 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$41,753	$3,748	$13,936	$—	$59,437
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(78,187)	(21,066)	(17,695)	—	(116,948)
Proceeds from disposals of plant, equipment and timberlands, net	41	—	14	—	55
Repayments from intercompany loans	—	11,101	—	(11,101)	—
Advances of intercompany loans	—	(12,330)	—	12,330	—
Intercompany capital (contributed) returned	(17,000)	(500)	—	17,500	—
Other	(400)	—	—	—	(400)
Total investing activities	(95,546)	(22,795)	(17,681)	18,729	(117,293)
Financing activities
Net long-term borrowings	—	—	14,983	—	14,983
Payments of borrowing costs	(136)	—	—	—	(136)
Payment of dividends to shareholders	(16,134)	—	—	—	(16,134)
Repayments of intercompany loans	—	—	(11,101)	11,101	—
Borrowings of intercompany loans	12,330	—	—	(12,330)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Proceeds from government grants	3,251	2,000	—	—	5,251
Payments related to share-based compensation awards and other	(990)	—	—	—	(990)
Total financing activities	(1,679)	19,000	4,382	(18,729)	2,974
Effect of exchange rate on cash	—	—	330	—	330
Net increase (decrease) in cash	(55,472)	(47)	967	—	(54,552)
Cash at the beginning of period	59,130	465	45,709	—	105,304
Cash at the end of period	$3,658	$418	$46,676	$—	$50,752

GLATFELTER

09.30.17 Form 10-Q

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
ix.

disruptions in production and/or increased costs due to labor disputes including an inability to renew our collective bargaining arrangement for the Spring Grove, PA facility which expired in February 2017;

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

xiii.	our ability to successfully complete the implementation of new manufacturing and business systems to support Advanced Airlaid Materials;
xiv.	adverse results in litigation in the Fox River matter;
xv.	the impact of war and terrorism;
xvi.	the impact of unfavorable outcomes of audits by various state, federal or international tax authorities or changes in pre-tax income and its impact on the valuation of deferred taxes;
xvii.	enactment of adverse state, federal or foreign tax or other legislation or changes in government policy or regulation; and
xviii.	our ability to finance, consummate and integrate acquisitions.

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

GLATFELTER

09.30.17 Form 10-Q

RESULTS OF OPERATIONS

Nine months ended September 30, 2017 versus the nine months ended September 30, 2016

Overview For the first nine months of 2017 net income totaled $18.0 million, or $0.41 per diluted share compared with $37.7 million and $0.86 per diluted share in the year earlier period.

The following table sets forth summarized consolidated results of operations:

	Nine months ended September 30
In thousands, except per share	2017	2016
Net sales	$1,191,380	$1,213,932
Gross profit	142,100	161,736
Operating income	41,666	56,909
Net income	17,994	37,734
Earnings per diluted share	0.41	0.86

Reported results in the first nine months of 2017 and 2016 include on a pre-tax basis $19.5 million and $8.0 million, respectively, of net costs considered to be unusual or non-core business in nature. The decline in our results summarized in the table above reflects the $11.5 million increase in such costs. Our Composite Fibers and Advanced Airlaid Materials businesses, which combined represented approximately 50% of consolidated net sales, reported higher operating income and operating margin expansion in the comparison driven by higher shipping volumes and improved productivity. Specialty Papers’ results declined significantly in the comparison reflecting challenging market conditions.

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

Cost optimization actions. These adjustments reflects charges incurred in connection with initiatives to optimize the cost structure of certain business units in response to changes in business conditions. The costs are primarily related to headcount reduction efforts, asset write-offs and certain contract termination costs.

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

Airlaid capacity expansion costs. These adjustments reflect non-capitalized, one-time costs incurred related to the start-up of a new airlaid production facility in Fort Smith, Arkansas.

Timberland sales and related costs. These adjustments exclude gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows. These adjustments are irregular in timing and amount and may significantly impact our operating performance.

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30
	2017		2016
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$17,994	$0.41	$37,734	$0.86
Adjustments (pre-tax)
Cost optimization actions	9,627		88
Specialty Papers' environmental compliance	3,076		6,645
Airlaid capacity expansion costs	7,034		1,308
Timberland sales and related costs	(188)		-
Total adjustments (pre-tax)	19,549		8,041
Income taxes (1)	(1,122)		(2,736)
Total after-tax adjustments	18,427	0.41	5,305	0.12
Adjusted earnings	$36,421	$0.82	$43,039	$0.98

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

09.30.17 Form 10-Q

Business Unit Performance

Nine months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$400.6	$391.6	$190.4	$183.4	$600.3	$638.9	$—	$—	$1,191.4	$1,213.9
Energy and related sales, net	—	—	—	—	3.3	4.0	—	—	3.3	4.0
Total revenue	400.6	391.6	190.4	183.4	603.6	642.9	—	—	1,194.7	1,217.9
Cost of products sold	322.2	316.0	160.7	157.5	555.7	574.1	14.0	8.6	1,052.6	1,056.2
Gross profit (loss)	78.4	75.6	29.7	25.9	47.9	68.8	(14.0)	(8.6)	142.1	161.7
SG&A	32.9	35.1	6.9	6.2	36.0	40.9	24.7	22.6	100.5	104.8
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	45.5	40.5	22.8	19.7	11.9	27.9	(38.7)	(31.2)	41.7	56.9
Non-operating expense	—	—	—	—	—	—	(13.7)	(12.7)	(13.7)	(12.7)
Income (loss) before income taxes	$45.5	$40.5	$22.8	$19.7	$11.9	$27.9	$(52.4)	$(43.9)	$27.9	$44.2
Supplementary Data
Net tons sold (thousands)	124.5	116.7	76.6	74.1	578.4	597.7	—	—	779.5	788.5
Depreciation, depletion and amortization	$20.9	$21.2	$7.1	$7.0	$22.9	$19.7	$5.4	$1.8	$56.3	$49.7
Capital expenditures	10.6	13.7	36.1	25.0	44.2	77.4	11.3	0.8	102.2	116.9

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

GLATFELTER

09.30.17 Form 10-Q

Sales and Costs of Products Sold

	Nine months ended September 30
In thousands	2017	2016	Change
Net sales	$1,191,380	$1,213,932	$(22,552)
Energy and related sales, net	3,346	4,013	(667)
Total revenues	1,194,726	1,217,945	(23,219)
Costs of products sold	1,052,626	1,056,209	(3,583)
Gross profit	$142,100	$161,736	$(19,636)
Gross profit as a percent of Net sales	11.9%	13.3%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Nine months ended September 30
Percent of Total	2017	2016
Business Unit
Composite Fibers	33.6%	32.3%
Advanced Airlaid Material	16.0	15.1
Specialty Papers	50.4	52.6
Total	100.0%	100.0%

Net sales totaled $1,191.4 million and $1,213.9 million in the first nine months of 2017 and 2016, respectively. The $22.5 million decrease was primarily driven by $22.4 million of lower selling prices. Shipping volumes decreased 1.1%.

Composite Fibers’ net sales increased $9.0 million, or 2.3%. Shipping volumes increased 6.7%. However, currency translation and lower selling prices adversely impacted the comparison by $6.7 million and $6.3 million, respectively.

Composite Fibers’ operating income for the first nine months of 2017 increased $5.0 million to $45.5 million compared to the year-ago period primarily due to a $9.7 million benefit from improved operations including the impact of our cost optimization program initiated in late 2016 and the benefit of higher shipping volumes, improved machine utilization rates and reduced downtime. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $7.0 million in the year-over-year comparison primarily due to higher shipping volumes which increase 3.4% due to higher shipments of wipes and personal hygiene products.

Advanced Airlaid Materials’ operating income totaled $22.8 million, an increase of $3.1 million compared to the same period a year ago. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $38.6 million, or 6.0%, due to a 3.2% decrease in shipping volumes and a $16.4 million impact from lower selling prices.

Operating income totaled $11.9 million in the first nine months of 2017, compared with $27.9 million for the first nine months of 2016. The business unit continues to be adversely impacted by a supply/demand imbalance affecting the broader uncoated freesheet market as reflected as lower pricing and volume in the chart below. Aggressive cost control actions, lower maintenance spending and improved operating performance contributed to the $8.3 million benefit from operations. The primary drivers of the change are summarized in the following chart:

GLATFELTER

09.30.17 Form 10-Q

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the first nine months of 2017 and 2016:

	Nine months ended September 30
In thousands	2017	2016	Change
Energy sales	$2,379	$2,919	$(540)
Costs to produce	(3,121)	(3,229)	108
Net	(742)	(310)	(432)
Renewable energy credits	4,088	4,323	(235)
Total	$3,346	$4,013	$(667)

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $38.7 million in the first nine months of 2017 compared with $31.2 million in the first nine months of 2016. The increase in Other and Unallocated expenses primarily related to costs incurred in connection with our cost optimization actions and the Airlaid capacity expansion project, partially offset by lower costs for Specialty Papers’ environmental compliance project and the legal costs for the Fox River matter.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Nine months ended September 30
In thousands	2017	2016	Change
Recorded as:
Costs of products sold	$2,534	$1,761	$773
SG&A expense	2,441	2,365	76
Total	$4,975	$4,126	$849

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2017 is expected to be approximately $6.6 million compared with $5.5 million in 2016 (which excludes a $7.3 million settlement charge).

Income taxes For the first nine months of 2017, we recorded a provision for income taxes of $9.9 million on pre-tax income of $27.9 million. The comparable amounts in the first nine months of 2016 were $6.5 million and $44.2 million, respectively. The effective tax rate was 35.5% in the first nine months of 2017 compared with 14.6% in the same period of 2016. This year’s tax provision includes a benefit of $2.4 million primarily from a tax loss carryback opportunity and the release of U.S. tax reserves due to the lapse of statute of limitations. The tax provision also reflects the adverse impact of an increase in unrecognized tax benefits and in our valuation allowances for U.S. deferred tax assets. We currently expect to record valuation allowances of between $13 million and $16 million for the full year 2017. The effective tax rate in future periods may be affected by changes in U.S.-based pre-tax income, including pension expense, and the related impact on the valuation of deferred taxes.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by approximately €125 million to €130 million. For the first nine months of 2017, the average currency exchange rate for euro to the U.S. dollar was 1.113 compared with 1.116 for the same period of 2016. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first nine months of 2017.

In thousands	Nine months ended September 30, 2017
Favorable (unfavorable)
Net sales	$(6,752)
Costs of products sold	7,366
SG&A expenses	615
Income taxes and other	320
Net income	$1,549

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2017 were the same as 2016. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

GLATFELTER

09.30.17 Form 10-Q

Three months ended September 30, 2017 versus the three months ended September 30, 2016

Overview For the third quarter of 2017, net income totaled $12.1 million, or $0.27 per diluted share compared with net income of $19.6 million, or $0.44 per diluted share in the third quarter of 2016. On an adjusted basis earnings for the third quarter of 2017 was $21.9 million, or $0.50 per diluted share compared with $24.0 million, or $0.54 per diluted share, for the same period a year ago.

The following table sets forth summarized results of operations:

	Three months ended September 30
In thousands, except per share	2017	2016
Net sales	$413,325	$405,301
Gross profit	54,735	61,170
Operating income	21,360	25,418
Net income	12,105	19,601
Earnings per share	0.27	0.44

The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended September 30, 2017 and 2016:

	Three months ended September 30
	2017		2016
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS

Net income	$12,105	$0.27	$19,601	$0.44
Adjustments (pre-tax)
Cost optimization	6,839		-
Specialty Papers' environmental compliance and other	596		5,520
Airlaid capacity expansion costs	2,581		1,051
Timberland sales and related costs	(114)		-
Total adjustments (pre-tax)	9,902		6,571
Income taxes (1)	(123)		(2,193)
Total after-tax adjustments	9,779	0.22	4,378	0.10
Adjusted earnings	$21,884	$0.50	$23,979	$0.54
(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

Business Unit Performance

Three months ended September 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$142.3	$131.7	$67.8	$61.9	$203.2	$211.8	$—	$—	$413.3	$405.3
Energy and related sales, net	—	—	—	—	1.2	1.3	—	—	1.2	1.3
Total revenue	142.3	131.7	67.8	61.9	204.4	213.1	—	—	414.6	406.6
Cost of products sold	115.0	105.8	57.2	53.5	179.7	180.1	7.9	6.1	359.8	345.5
Gross profit (loss)	27.3	25.9	10.6	8.4	24.7	33.0	(7.9)	(6.1)	54.7	61.2
SG&A	10.9	11.9	2.4	2.0	12.2	14.3	7.9	7.5	33.4	35.7
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	—	—	—	—
Total operating income (loss)	16.4	14.0	8.2	6.4	12.5	18.7	(15.8)	(13.6)	21.4	25.4
Non-operating expense	—	—	—	—	—	—	(5.0)	(4.4)	(5.0)	(4.4)
Income (loss) before income taxes	$16.4	$14.0	$8.2	$6.4	$12.5	$18.7	$(20.8)	$(18.0)	$16.4	$21.0
Supplementary Data
Net tons sold (thousands)	43.8	39.1	26.2	25.2	197.1	197.3	—	—	267.1	261.5
Depreciation, depletion and amortization	$7.1	$6.9	$2.5	$2.4	$8.0	$6.4	$3.8	$0.6	$21.4	$16.3
Capital expenditures	3.8	5.1	12.6	4.3	10.2	26.7	4.5	0.5	31.1	36.6

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

09.30.17 Form 10-Q

Sales and Costs of Products Sold

	Three months ended September 30
In thousands	2017	2016	Change
Net sales	$413,325	$405,301	$8,024
Energy and related sales, net	1,236	1,346	(110)
Total revenues	414,561	406,647	7,914
Costs of products sold	359,826	345,477	14,349
Gross profit	$54,735	$61,170	$(6,435)
Gross profit as a percent of Net sales	13.2%	15.1%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended September 30
Percent of Total	2017	2016
Business Unit
Composite Fibers	34.4%	32.5%
Advanced Airlaid Material	16.4	15.3
Specialty Papers	49.2	52.2
Total	100.0%	100.0%

Net sales totaled $413.3 million and $405.3 million in the third quarters of 2017 and 2016, respectively. Shipping volumes increased 2.1% and foreign currency translation favorably impacted the quarter-over-quarter comparison by $6.0 million. Lower selling prices unfavorably impacted the comparison by $8.0 million.

Composite Fibers’ net sales increased $10.7 million, or 8.1%, primarily due to higher shipping volumes and $4.2 million of favorable currency translation partially offset by $2.3 million from lower selling prices.

Composite Fibers’ third quarter of 2017 operating income increased to $16.4 million, an increase of $2.4 million compared to the year ago quarter. Higher shipping volumes combined with higher machine utilization rates and solid operating performance improved earnings by $5.8 million. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $5.9 million in the quarter-over-quarter comparison. Shipping volumes increased 4.2% primarily due to continued growth of personal hygiene and wipes products and $1.8 million favorable impact from currency translation.

Advanced Airlaid Materials’ operating income totaled $8.2 million compared with $6.4 million in the third quarter of 2016. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $8.6 million, or 4.0%, as its markets continued to be impacted by a supply-demand imbalance resulting in $6.5 million of lower selling prices.

Specialty Papers’ operating income totaled $12.5 million in the third quarter of 2017, compared with $18.7 million in the same period a year ago. The primary drivers are summarized in the following chart:

Aggressive cost control actions and lower maintenance spending more than offset the adverse impact of market-related downtime and higher depreciation, and increased operating income by $1.8 million.

GLATFELTER

09.30.17 Form 10-Q

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the third quarters of 2017 and 2016:

	Three months ended September 30
In thousands	2017	2016	Change
Energy sales	$586	$1,101	$(515)
Costs to produce	(754)	(1,187)	433
Net	(168)	(86)	(82)
Renewable energy credits	1,404	1,432	(28)
Total	$1,236	$1,346	$(110)

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance excluding gains from sales of timberlands, totaled $15.8 million in the third quarter of 2017 compared with $13.6 million in the third quarter of 2016. The increase in Other and Unallocated expenses primarily related to costs incurred in connection with our cost optimization actions and the Airlaid capacity expansion project, partially offset by lower costs for Specialty Papers’ environmental compliance project and the legal costs for the Fox River matter.

During the third quarter the Company recorded $6.8 million of one-time costs of actions primarily related to the permanent shutdown of a machine and a 15% reduction in salaried workforce in the Specialty Papers business unit. The costs incurred consisted of $4.5 million related to the write-off of the machine and associated spares parts and the balance represented severance costs for the salaried positions. These costs have been excluded from the business unit results and from adjusted earnings.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended September 30
In thousands	2017	2016	Change
Recorded as:
Costs of products sold	$842	$582	$260
SG&A expense	819	788	31
Total	$1,661	$1,370	$291

Income taxes For the third quarter of 2017, we recorded a $4.3 million provision for income tax pre-tax income of $16.4 million. The comparable amounts in the third quarter of 2016 were $1.4 million of tax provision on pre-tax income of $21.0 million. The current quarter’s tax provision includes a benefit of $2.4 million primarily from a tax loss carryback opportunity and the release of U.S. tax reserves due to the lapse of statute of limitations.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the third quarter of 2017.

In thousands	Three months ended September 30, 2017
Favorable (unfavorable)
Net sales	$6,047
Costs of products sold	(4,340)
SG&A expenses	(448)
Income taxes and other	(47)
Net income	$1,212

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

	Nine months ended September 30
In thousands	2017	2016
Cash and cash equivalents at
beginning of period	$55,444	$105,304
Cash provided (used) by
Operating activities	52,796	59,437
Investing activities	(102,055)	(117,293)
Financing activities	72,654	2,974
Effect of exchange rate
changes on cash	5,448	330
Net cash provided (used)	28,843	(54,552)
Cash and cash equivalents at
end of period	$84,287	$50,752

At September 30, 2017, we had $84.3 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. As of September 30, 2017, the majority of our cash is held by our international subsidiaries and the repatriation of such funds would result in additional tax liability. In addition to our cash and cash equivalents, $93.2 million is available under our revolving credit agreement, which matures in March 2020.

GLATFELTER

09.30.17 Form 10-Q

Cash provided by operating activities totaled $52.8 million in the first nine months of 2017 compared with $59.4 million in the same period a year ago. The decrease in cash from operations primarily reflects lower cash earnings and the $9.5 million payment related to certain claims in the Fox River matter, partially offset by $4.0 million of lower income tax payments.

Net cash used by investing activities decreased by $15.2 million in the year-over-year comparison primarily due to lower capital expenditures. Capital expenditures are expected to total between $130 million and $135 million for 2017, including approximately $13 million for the Specialty Papers’ environmental compliance projects and approximately $49 million for the Airlaid capacity expansion.

Net cash provided by financing activities totaled $72.7 million in the first nine months of 2017 compared with $3.0 million in the same period of 2016. The increase in cash provided by financing activities primarily reflects additional borrowings under our credit agreement.

The following table sets forth our outstanding long-term indebtedness:

	September 30	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$158,298	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	8,012	8,282
2.05% Term Loan, due Mar. 2023	34,659	35,163
1.30% Term Loan, due Jun. 2023	9,698	9,788
1.55% Term Loan, due Sep. 2025	11,574	10,333
Total long-term debt	472,241	375,161
Less current portion	(11,122)	(8,961)
Unamortized deferred issuance costs	(2,094)	(2,553)
Long-term debt, net of current portion	$459,025	$363,647

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of September 30, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.6x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of September 30, 2017, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 10.

Financing activities includes cash used for common stock dividends which increased in the comparison reflecting a 4% increase in our quarterly cash dividend. In the first nine months of 2017, we used $16.8 million of cash for dividends on our common stock compared with $16.1 million in the same period of 2016. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

As more fully discussed in Item 1 - Financial Statements – Note 13 – Commitments, Contingencies and Legal Proceedings (“Note 13”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. Based on the recent developments more fully discussed in Note 13, it is conceivable the resolution of this matter may require us to spend in excess of $20.0 million in the next twelve months. Although we are unable to determine with any degree of certainty the amount we may be required to spend the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 13, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of September 30, 2017 and December 31, 2016, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes in the fourth quarter of 2017 are expected to be approximately 10% lower than the third quarter driven by normal seasonality with the majority of the impact of lower shipping volumes expected to be offset by improved product mix.  Selling prices and overall raw material and energy prices are expected to be in-line with the third quarter.

GLATFELTER

09.30.17 Form 10-Q

Advanced Airlaid Materials’ shipping volumes in the fourth quarter are expected to be approximately 3% lower than the third quarter due to normal seasonality.  Selling prices and raw material and energy prices are expected to increase slightly compared with the third quarter.  For 2018, we anticipate shipping volumes to be 10% to 15% higher than 2017 driven by the start-up of the Fort Smith, Arkansas facility.

Specialty Papers’ shipping volumes in the fourth quarter are expected to be approximately 5% lower than the third quarter of 2017 due to normal seasonality.  Selling prices are expected to be in-line and raw material and energy prices are expected to increase compared to the third quarter.  Specialty Papers will also benefit by $1 million more than the third quarter from the cost reduction actions.

In addition, costs associated with the Specialty Papers environmental compliance projects and Advanced Airlaid Materials capacity expansion are expected to be $1 million and $3 million, respectively, during the fourth quarter and zero and $3 million in 2018.

Consolidated capital expenditures are expected to total between $130 million and $135 million for 2017 and approximately between $65 million to $70 million in 2018.

The effective tax rate on adjusted earnings is expected to be approximately 35% for the fourth quarter of 2017 and for 2018.

GLATFELTER

09.30.17 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					September 30, 2017
Dollars in thousands	2017	2018	2019	2020	2021	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$250,000	$218,750	$—	$250,000	$254,265
At fixed interest rates – Term Loans	63,942	55,963	44,841	33,720	22,598	63,943	64,583
At variable interest rates	158,298	158,298	158,298	32,979	—	158,298	158,298
						$472,241	$477,146
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	5.375%	—
On fixed rate debt – Term Loans	1.89%	1.89%	1.88%	1.86%	1.82%
On variable rate debt	2.74%	2.74%	2.74%	2.74%	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of September 30, 2017. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At September 30, 2017, we had $470.2 million of long-term debt, net of unamortized debt issuance costs, of which 33.7% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At September 30, 2017, the interest rate paid was approximately 2.74%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.6 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended September 30, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

09.30.17 Form 10-Q

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

October 31, 2017

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

09.30.17 Form 10-Q