Form 10-K
period 2017-12-31
GLATFELTER P H CO
filed 2018-02-26
CIK 41719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

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

Based on the closing price as of June 30, 2017, the aggregate market value of the Common Stock of the Registrant held by non‑affiliates was $833.7 million.

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Common Stock outstanding on February 20, 2018 totaled 43,688,575 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Annual Report on Form 10‑K:

Portions of the registrant’s Proxy Statement to be dated on or about March 30, 2018 are incorporated by reference to Part III.

P. H. GLATFELTER COMPANY

ANNUAL REPORT ON FORM 10-K

For the Year Ended

DECEMBER 31, 2017

PART I

P. H. Glatfelter Company makes regular filings with the Securities and Exchange Commission (“SEC”), including this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. These filings are available, free of charge, on our website, www.glatfelter.com, and the SEC’s website at www.sec.gov. We also provide copies of our SEC filings at no charge upon request to Investor Relations at (717) 225-2719, ir@glatfelter.com, or by mail to Investor Relations, 96 South George Street, Suite 520, York, PA, 17401. In this filing, unless the context indicates otherwise, the terms “we,” “us,” “our,” “the Company,” or “Glatfelter” refer to P. H. Glatfelter Company and subsidiaries.

ITEM 1	BUSINESS

Overview   Glatfelter began operations in 1864, and we believe we are one of the world’s leading manufacturers of specialty papers and engineered materials. We are headquartered in York, Pennsylvania, and we own and operate manufacturing facilities in Arkansas, Pennsylvania, Ohio, Canada, Germany, the United Kingdom, France, and the Philippines. In addition to many of our manufacturing locations, we have sales and distribution offices in the U.S., Russia and China. Our 13 manufacturing facilities have a combined production capacity of approximately 1.0 million tons of engineered materials and specialty papers products used in a wide array of applications. We manage our company as three separate business units: Composite Fibers; Advanced Airlaid Materials; and Specialty Papers.

Strategy   Our strategy is focused on

The following charts depict Net sales and Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) by business unit for the year ended December 31, 2017.

Over the past few years, we have shifted more of our focus to developing our engineered materials businesses (Composite Fibers and Advanced Airlaid Materials). We have expanded our position in growing global markets with approximately half of our net sales and three-quarters of Adjusted EBITDA coming from these two businesses. This expansion counterbalances the decline of demand in certain markets served by Specialty Papers.

In our growth businesses, we partner with leading consumer product companies and other market leaders to provide innovative solutions delivering outstanding performance to meet market requirements. Over the past several years, we have made investments to increase production capacity and improve our technical capabilities to ensure we are best positioned to serve the market demands and grow our revenue. We are committed to growing in our key markets and will make appropriate investments to support our customers and satisfy market demands. For example, we invested approximately $85 million to build a new advanced airlaid facility in Arkansas to service the North America market. The new facility will provide approximately 22,000 short tons of capacity with commercial shipments anticipated to begin in the first quarter of 2018. The investment increases our total global airlaid materials capacity to approximately 129,000 short tons.

New product development and new business development are critical components of our business. During 2017, 2016 and 2015, we invested $10.3 million, $10.3 million and $10.4 million, respectively, in new product development activities.

We are committed to ensuring our cost structure is competitive and to maintaining our leading market positions, expanding product margins and generating strong free cash flows driven by delivering on cost reduction and continuous improvement initiatives. In 2017, we implemented significant cost optimization initiatives in both Composite Fibers and Specialty Papers. Combined, the actions are delivering meaningful results.

Our investment in a global business system transformation will unify our processes and systems to

GLATFELTER 2017 FORM 10-K	1

improve our cost structure, facilitate global growth, empower employees, enable compliance and improve the customer experience. Advanced Airlaid Materials successfully completed implementation of a new manufacturing and business systems in North America during the fourth quarter of 2017 with implementation at our European site to follow in 2018.

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

Business Units   We manage our company as three separate business units: Composite Fibers; Advanced Airlaid Materials; and Specialty Papers. Consolidated net sales and the relative net sales contribution of each of our business units for the past three years are summarized below:

Dollars in thousands	2017	2016	2015
Net sales	$1,591,297	$1,604,797	$1,661,084
Business unit contribution
Composite Fibers	34.2%	32.2%	32.6%
Advanced Airlaid Materials	16.1	15.2	14.7
Specialty Papers	49.7	52.6	52.7
Total	100.0%	100.0%	100.0%

Net tons sold by each business unit for the past three years were as follows:

Short tons	2017	2016	2015
Composite Fibers	165,775	151,766	153,766
Advanced Airlaid Materials	102,110	99,037	95,957
Specialty Papers	764,437	794,318	802,188
Total	1,032,322	1,045,121	1,051,911

Composite Fibers   Our Composite Fibers business unit serves customers globally and focuses on higher value-added products in the following markets:

•	Food & Beverage filtration paper primarily used for single-serve coffee and tea products;
•	Wallcovering base materials used by the world’s largest wallpaper manufacturers;
•

Technical Specialties a diverse line of special paper products used in applications such as electrical energy storage, transport and transmission, wipes, and other highly-engineered fiber-based applications;

•	Composite Laminates paper used in production of decorative laminates, furniture, and flooring applications; and
•	Metallized products used in labels, packaging liners, gift wrap, and other consumer product applications.

We believe Composite Fibers maintains a market leadership position in the single-serve coffee and tea markets, wallcover base material and many products it produces. This business unit’s revenue composition by market consisted of the following for the years indicated:

In thousands	2017	2016	2015
Food & beverage	$268,474	$258,463	$274,865
Wallcovering	103,011	90,767	91,620
Technical specialties	76,991	71,558	71,689
Composite laminates	38,696	35,107	34,897
Metallized	57,088	61,059	68,397
Total	$544,260	$516,954	$541,468

A significant portion of this business unit’s revenue is transacted in currencies other than the U.S. dollar and therefore the comparison from period to period reflects the impact of changes in currency exchange rates. Changes in exchange rates favorably affected the comparison of 2017 to 2016 by $2.0 million and unfavorably affected the comparison of 2016 to 2015 by $11.1 million.

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

The Composite Fibers business unit is comprised of five paper making facilities (Germany, France and England), two metallizing operations (Wales and Germany) and a pulp mill (the Philippines). The combined attributes of the facilities are summarized as follows:

Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
155,500 lightweight and other paper	Abaca pulp	15,300
	Wood pulp	96,300
	Synthetic fiber	24,400
24,000 metallized	Base stock	23,900
18,000 abaca pulp	Abaca fiber	22,700

Composite Fibers’ lightweight products are produced using highly specialized inclined wire paper machine technology. We believe we currently maintain approximately 25% of the global inclined wire capacity.

The primary raw materials used in the production of our lightweight papers are abaca pulp, wood pulp and synthetic fibers. Sufficient quantities of abaca pulp and its source abaca fiber are important to support growth in this business unit. Abaca pulp, a specialized pulp with limited sources of availability, is produced by our Philippine mill, providing a unique advantage to our Composite Fibers business unit. In the event the supply of abaca fiber becomes constrained or when production demands exceed the capacity of the Philippines mill, alternative sources and/or substitute fibers are used to meet customer demands.

In addition to critical raw materials, Composite Fibers’ production cost is influenced by energy prices, particularly natural gas. The business unit generates all of its steam needed for production by burning natural gas. However, in 2017 it purchased approximately 75% of its electricity needs the cost of which is influenced by the natural gas markets.

In Composite Fibers’ markets, competition is product line specific as the necessity for technical expertise and specialized manufacturing equipment limits the number of companies offering multiple product lines. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Single serve coffee & tea	Ahlstrom, Purico, Miquel y Costas and Zhejiang Kan
Wallcovering	Technocell, Neu Kaliss, Goznak, Kämmerer and Ahlstrom
Composite laminates	Schweitzer-Maudit, Purico, Miquel y Costas and Oi Feng
Metallized	AR Metallizing, Torras Papel Novelis, Vaassen, Galileo Nanotech, and Wenzhou Protec Vacuum Metallizing Co.

Our strategy in Composite Fibers is focused on:

•	capitalizing on growing global markets in food & beverage, wallcover, electrical products and consumer products;
•	making targeted investments to create incremental capacity to serve growth markets;
•	leveraging innovation resources to drive new product and new business development;
•	maximize continuous improvement methodologies to increase productivity, reduce costs and expand capacity; and
•	ensuring readily available access to specialized raw material requirements to support projected growth.

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

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2017	2016	2015
Feminine hygiene	$179,670	$173,902	$182,048
Specialty wipes	29,519	25,206	22,950
Adult incontinence	14,425	12,281	10,720
Home care	13,029	12,630	13,345
Other	19,458	20,243	15,526
Total	$256,101	$244,262	$244,589

A significant portion of this business unit’s revenue is transacted in currencies other than the U.S. dollar and therefore the comparison from period to period reflects the impact of changes in currency exchange rates. Changes in exchange rates unfavorably affected the comparison of 2017 to 2016 by $2.8 million. The effect of currency changes was minimal in 2016 compared with 2015.

The feminine hygiene category accounted for 70% of Advanced Airlaid Material’s revenue in 2017. The majority of sales of this product are to a small group of large, leading global consumer products companies. These markets are considered to be more growth oriented due to population growth in certain geographic regions and changing consumer preferences. In developing regions, demand is also influenced by increases in disposable income and cultural preferences.

The Advanced Airlaid Materials business unit operates state-of-the-art facilities in Falkenhagen, Germany and Gatineau, Canada. The Falkenhagen location operates three multi-bonded production lines and three proprietary single-lane festooners. The Gatineau

GLATFELTER 2017 FORM 10-K	3

location consists of two airlaid production lines employing multi-bonded and thermal-bonded airlaid technologies and two proprietary single-lane festooners. In addition, a new production facility in Fort Smith, Arkansas with an annual capacity of approximately 22,000 short tons, will primarily serve the growing demand for wipes and hygiene airlaid products in North America.

The business unit’s three facilities operate with the following combined attributes:

Airlaid Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
129,000	Fluff pulp	98,560

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

This business unit produces both commodity products and higher-value-added specialty products. Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2017	2016	2015
Carbonless & forms	$292,071	$319,648	$349,831
Engineered products	189,930	189,463	190,943
Envelope & converting	154,291	173,362	178,067
Book publishing	152,576	157,541	152,647
Other	2,067	3,568	3,538
Total	$790,935	$843,582	$875,026

Many of the market segments served by Specialty Papers are characterized by declining demand resulting in an industry with excess capacity, lower operating rates and pricing pressure. In addition, foreign producers create additional imbalance by shipping product to the U.S. when market pricing is favorable. In response, we and other producers have closed, reduced or repurposed production capacity in an attempt to bring supply balance to the market. In the third quarter of 2017, we permanently shut down a machine which represented approximately 10% of Specialty Papers’ annual production. Maintaining the supply and demand balance will require the industry to continually remove capacity sufficient to match declining demand.

We have been successful at maintaining this business unit’s shipments by leveraging the flexibility of our assets base to respond to new product and new business development opportunities, efficiently responding to changing customer demands and delivering superior customer service.

We are one of the leading suppliers of carbonless and book publishing papers in the United States. Although the markets for these products are declining, we have been successful in executing our strategy to offset, in large part, this lost volume with products such as envelope papers, business forms, and other value-added specialty engineered products.

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

The Specialty Papers business unit operates two integrated pulp and paper making facilities with the following combined attributes:

Uncoated Production Capacity (short tons)	Principal Raw Material (“PRM”)	Estimated Annual Quantity of PRM (short tons)
735,000	Pulpwood	2,340,000
	Wood- and other pulps	665,515

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

The Spring Grove facility includes four uncoated paper machines as well as an off-line blade coater and a specialty coater. Annual production capacity for coated paper is approximately 65,000 tons. The Chillicothe facility operates three paper machines producing uncoated and carbonless paper. Two of the machines have built-in coating capability which along with three additional coaters across the Ohio operations’ facilities provide annual coated capacity of approximately 126,000 tons.

In addition to critical raw materials, the cost to produce Specialty Papers’ products is influenced by energy. In 2017, the business unit generated all of its steam needed for production and generated more power than it consumes at the Spring Grove, PA facility, and it purchased approximately 35% of its electricity needed for the Chillicothe, OH mill. The primary fuel source for both facilities is natural gas following the conversion of their boilers from coal.

In Specialty Papers’ markets, competition is product line specific due to the necessity for technical expertise and specialized manufacturing for certain products. The following chart summarizes key competitors by market segment:

Market segment	Competitor
Carbonless paper and forms	Appvion, Inc., and to a lesser extent, Georgia Pacific, Fibria Celulose, Koehler Paper, Mitsubishi Paper, Nekoosa Coated Products, Packaging Corp and Asia Pulp and Paper Co.
Engineered products	Specialty papers divisions of International Paper, Domtar Corp., Packaging Corp, and Sappi Limited, among others.
Envelope & converting	Domtar, International Paper, Georgia Pacific and Packaging Corp
Book publishing	Domtar Corp., North Pacific Paper (NORPAC), Resolute Forest and others

Customer service, product performance, technological advances and product pricing are important competitive factors with respect to all our products. We believe our reputation in these areas continues to be excellent.

To be successful in the market environment in which Specialty Papers operates, our strategy is focused on:

•	new product and new business development capabilities to ensure optimal utilization of our capacity and to maximize margins;
•	leveraging our flexible operating platform to optimize product mix by shifting production among the machines in our system to more closely match output with changing demand trends;
•	driving operational excellence by utilizing ongoing continuous improvement methodologies to ensure efficiencies and asset reliability; and
•	maintaining superior customer service.

Additional financial information for each of our business units, including geographic revenue and amounts of long-lived asset, is included in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 8 – Financial Statements and Supplementary Data, Note 21.

Concentration of Customers   For each of the past three years, no single customer represented more than

GLATFELTER 2017 FORM 10-K	5

10% of our consolidated net sales. However, as discussed in Item 1A Risk Factors, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in 2017, 2016 and 2015.

Capital Expenditures   Our business is capital intensive and requires significant expenditures for equipment enhancements to support growth strategies, research and development initiatives, environmental compliance and for normal upgrades or replacements. During the past two years, we incurred significant expenditures related to Specialty Papers’ environmental compliance project and for Advanced Airlaid Materials’ capacity expansion project. Capital expenditures totaled $132.3 million, $160.2 million and $99.9 million in 2017, 2016 and 2015, respectively. The previously mentioned projects are substantially complete and capital expenditures in 2018 are estimated to total $67 million to $72 million.

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

We are a defendant in the Fox River environmental site, a complex and significant matter. For a more complete discussion of this matter and our exposure to potential additional costs, see Item 8 – Financial Statements and Supplementary Data – Note 20.

Employees   As of December 31, 2017, we employed approximately 4,175 people worldwide, of whom approximately 68% are represented by unions or labor works councils. The United Steelworkers International Union and the Office and Professional Employees International Union represents approximately 1,380 hourly employees at our Chillicothe, OH and Spring Grove, PA facilities. We have separate labor agreements covering the Ohio and Pennsylvania operations. The three year agreement covering the Ohio operations expires in August 2019 and an agreement covering the Pennsylvania operations expires in November 2020. We consider the overall relationship with our employees to be satisfactory.

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

Approximately $87.7 million of our revenue in 2017 was earned from customers located in Ukraine, Russia and members of the Commonwealth of Independent States (also known as “CIS”). Uncertain geo-political conditions, this region’s economic environment and volatile currencies may cause demand for our products to be volatile and cause abrupt changes in our customers buying patterns.

Approximately 29% of our net sales in 2017 were shipped to customers in Europe, the demand for which is dependent on economic conditions in this area, or to the extent such customers do business outside of Europe, in other regions of the world. Uncertain economic conditions in this region may cause weakness in demand for our products as well as volatility in our customers buying patterns.

Our airlaid materials capacity expansion project may not be successful due to unanticipated costs, unforeseen delays in production of commercially saleable products or softness in the demand for airlaid products.

We invested approximately $85 million to construct a new airlaid production facility in Fort Smith, Arkansas, to allow us to better meet the growing demands for airlaid materials. The success of this airlaid capacity expansion is dependent on a variety of factors including, among others:

i.	our ability to complete the project, in all material respects, within budget and on schedule;
ii.	availability and costs of a qualified workforce;
iii.	qualification, and acceptance by, customers of products produced;
iv.	demand for airlaid materials and market growth rates; and
v.	technological changes and innovations.

The construction phase of the project is substantially complete and we have begun product qualification. If we incur significant unforeseen delays or if we are unable to produce commercially acceptable airlaid materials to meet growing demands, our results of operations and/or financial position may be adversely affected.

Foreign currency exchange rate fluctuations could adversely affect our results of operations.

A significant proportion of our revenue and earnings is generated from operations outside of the United States. In addition, we own and operate manufacturing facilities in Canada, Germany, France, the United Kingdom and the Philippines. A significant portion of our business is transacted in currencies other than the U.S. dollar including the euro, British pound, Canadian dollar and Philippine peso, among others. Our euro denominated revenue exceeds euro expenses by an estimated €145 million. With respect to the British pound, Canadian dollar and Philippine peso, we have greater outflows than inflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant.

In the event that one or more European countries were to replace the euro with another currency, business may be adversely affected until stable exchange rates are established.

Our ability to maintain our products' price competitiveness is reliant, in part, on the relative strength of the currency in which the product is denominated compared to the currency of the market into which it is sold and the functional currency of our competitors. Changes in the rate of exchange of foreign currencies in relation to the U.S. dollar, and other currencies, may adversely impact our results of operations and our ability to offer products in certain markets at acceptable prices. For example, approximately $87.7 million of our revenue in 2017 was earned from shipments to customers located in Ukraine, Russia and members of the CIS. Although these sales are denominated in euros, a significant weakening of the customers’ local currencies may adversely affect our revenue, our customers’ credit risk and our results of operation.

The cost of raw materials and energy used to manufacture our products could increase and the availability of certain raw materials could become constrained.

We require access to sufficient and reasonably priced quantities of pulpwood, pulps, pulp substitutes, abaca fiber, synthetic fibers, colorformers and certain other raw materials, as well as access to reliable and abundant supplies of water to support many of our production facilities.

Our Specialty Papers’ locations are vertically integrated manufacturing facilities that can generate approximately 90% of their annual pulp requirements.

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

The cost of many of our production materials, including petroleum based chemicals and freight charges, are influenced by the cost of oil. In addition, we recently completed the conversion of Specialty Papers’ boilers to burn natural gas as opposed to coal. Natural gas is now the principal source of fuel for each of our facilities worldwide and has historically been more volatile than other fuels.

GLATFELTER 2017 FORM 10-K	7

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

Although we have contractual arrangements with certain Advanced Airlaid Materials’ customers pursuant to which our product’s selling price is adjusted for changes in the cost of certain raw materials, we may not be able to fully pass increased raw materials or energy costs on to all customers if the market will not bear the higher price or if existing agreements limit price increases. If price adjustments significantly trail increases in raw materials or energy prices, our operating results could be adversely affected.

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

There have been periods of supply/demand imbalance in our industry which have caused pulp prices and our products’ selling prices to be volatile. The timing and magnitude of price increases or decreases in these markets have generally varied by region and by product type. A sustained period of weak demand or excess supply would likely adversely affect pulp prices and our products’ selling prices. Continued imbalance could have a material adverse effect on our operating and financial results.

Some of the other factors that may adversely affect our ability to compete in Specialty Papers’ markets include:

•	the entry of new competitors into the markets we serve;
•	the prevalence of imported product, particularly uncoated free sheet, into the U.S.;
•	the willingness of commodity-based and coated producers to enter our markets when they are unable to compete or when demand softens in their traditional markets;
•	the aggressiveness of our competitors’ pricing strategies, which could force us to decrease prices in order to maintain market share;
•	our failure to anticipate and respond to changing customer preferences;
•	the impact of electronic-based substitutes for certain of our products such as carbonless and forms, book publishing, and envelope papers;
•	the impact of replacement or disruptive technologies;
•	changes in end-user preferences;
•	our inability to develop new, improved or enhanced products;
•	our inability to maintain the cost efficiency of our facilities; and
•	the cost of regulatory environmental compliance requirements.

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

We are subject to various environmental laws and regulations that govern our operations, including discharges into the environment, and the handling and disposal of hazardous substances and wastes. We are also subject to laws and regulations that impose liability and clean-up responsibility for releases of hazardous substances. To comply with environmental laws and regulations, we have incurred, and will continue to incur, substantial capital and operating expenditures. The Clean Air Act, and similar regulations, has imposed significant compliance costs and required significant capital expenditures. Compliance with the Clean Air Act resulted in significant process modifications to the boilers at two of our facilities in 2017 and 2016.

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

We have exposure to potential liability for remediation and other costs related to the presence of polychlorinated biphenyls (PCBs) in the lower Fox River on which our former Neenah, Wisconsin mill was located. As more fully discussed in Item 8 – Financial Statements and Supplementary Data – Note 20, in 2016 and 2015, we increased our reserve for potential liabilities by $40 million and $10 million, respectively. The increase recorded in 2016 was primarily based on our evaluation of a consent decree between two other defendants and the government agencies. We have financial reserves for this matter but we cannot be certain that those reserves will be adequate to provide for future obligations related to this matter, that our share of costs and/or damages will not exceed our available resources, or that such obligations will not have a long-term, material adverse effect on our consolidated financial position, liquidity or results of operations.

Our environmental issues are complex and should be reviewed in the context set forth in more detail in Item 8 – Financial Statements and Supplementary Data – Note 20.

The Advanced Airlaid Materials business unit generates a substantial portion of its revenue from one customer serving the hygiene products market, the loss of which could have a material adverse effect on our results of operations.

The majority of Advanced Airlaid Materials’ sales of hygiene products are to one customer. In addition, sales to the feminine hygiene market accounted for 70% of Advanced Airlaid Materials’ net sales in 2017 and sales are concentrated within a small group of large customers. The loss of the large customer or a decline in sales of hygiene products could have a material adverse effect on this business’s operating results. Our ability to effectively compete could be affected by technological production alternatives which could provide substitute products into this market segment. Customers in the airlaid nonwoven fabric material market, including the hygiene market, may also switch to less expensive products, change preferences or otherwise reduce demand for Advanced Airlaid Material’s products, thus reducing the size of the markets in which it currently sells its products. Any of the foregoing could have a material adverse effect on our financial performance and business prospects.

GLATFELTER 2017 FORM 10-K	9

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

In addition, we own and maintain two dams in York County, Pennsylvania, that were built to ensure a steady supply of water for the operation of our facility in Spring Grove which is a primary manufacturing location for our envelope papers and engineered products. Each of these dams is classified as “high hazard” by the Commonwealth of Pennsylvania because they are located in close proximity to inhabited areas. Any sudden failure of a dam, including as a result of natural disaster or act of terrorism or sabotage, would endanger occupants and residential, commercial and industrial structures, for which we could be liable. The failure of a dam could also be extremely disruptive and result in damage to, or the shut down of, our Spring Grove mill. Any losses or liabilities incurred due to the failure of one of our dams may not be fully covered by or may substantially exceed the limits of our insurance policies and could materially and adversely affect our operating results and financial condition.

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

GLATFELTER 2017 FORM 10-K	11

ITEM 1B	UNRESOLVED STAFF COMMENTS

None.

ITEM 2	PROPERTIES

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

We are involved in litigation of a significant environmental matter relating to contamination in the Fox River and Bay of Green Bay in Wisconsin. For a discussion this matter, see Item 8 – Financial Statements and Supplementary Data – Note 20.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to our executive officers and other senior management members of February 23, 2018:

Name	Age	Office with the Company
Dante C. Parrini	53	Chairman and Chief Executive Officer
John P. Jacunski	52	Executive Vice President, Chief Financial Officer
Christopher W. Astley	45	Senior Vice President & Business Unit President, Advanced Airlaid Materials
Timothy R. Hess	51	Senior Vice President & Business Unit President, Specialty Papers
Martin Rapp	58	Senior Vice President & Business Unit President, Composite Fibers
Eileen L. Beck	55	Vice President, Human Resources
David C. Elder	49	Vice President, Finance
Samuel L. Hillard	36	Vice President, Corporate Development & Strategy
Kent K. Matsumoto	58	Vice President, General Counsel and Corporate Secretary
Joseph J. Zakutney	55	Vice President, Chief Information Officer

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

Timothy R. Hess was named Senior Vice President & Business Unit President, Specialty Papers in January 2017. Prior to this, Mr. Hess served as Vice President Sales & Marketing, Specialty Papers since 2014, and he was the General Manager – Engineered & Converting Products Division from 2008 - 2014. Since joining our company in 1994, Mr. Hess has held various technical, manufacturing, sales and business development positions within Glatfelter.

Martin Rapp serves as Senior Vice President & Business Unit President, Composite Fibers. Mr. Rapp joined us in August 2006 and has led the Composite Fibers business unit since that time. Prior to this, he was Vice President and General Manager of Avery Dennison’s Roll Materials Business in Central and Eastern Europe since August 2002.

Eileen L. Beck was promoted to Vice President Human Resources in April 2017. She joined us in 2012 as Director, Global Compensation and Benefits and was promoted to Vice President in September 2015. Ms. Beck previously held various Human Resources roles at Armstrong World Industries.

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

Joseph J. Zakutney joined us in September 2015 as Vice President and Chief Information Officer. Prior to joining Glatfelter, he spent 17 years with The Hershey Company where he held a broad spectrum of IT roles including Vice President and CIO.

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

Common Stock Prices and Dividends Declared Information

The following table shows the high and low prices of our common stock traded on the New York Stock Exchange under the symbol “GLT” and the dividend declared per share for each quarter during the past two years:

Quarter	High	Low	Dividend
2017
Fourth	$21.99	$18.54	$0.13
Third	20.72	16.53	0.13
Second	22.53	17.90	0.13
First	25.59	20.73	0.13
2016
Fourth	$25.49	$17.50	$0.125
Third	23.43	19.16	0.125
Second	23.81	18.50	0.125
First	20.94	14.09	0.125

As of February 20, 2018, we had 969 shareholders of record.

GLATFELTER 2017 FORM 10-K	13

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return of our common stock with the cumulative total returns of both a peer group and a broad market index. We compare our stock performance to the S&P Small Cap 600 Paper Products index comprised of us, Clearwater Paper Corp., Kapstone Paper & Packaging Corp., Neenah Paper Inc., and Schweitzer-Mauduit International. In addition, the chart includes a comparison to the Russell 2000, which we believe is an appropriate benchmark index for stocks such as ours. The following graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on December 31, 2012 and charts it through December 31, 2017.

ITEM 6	SELECTED FINANCIAL DATA

As of or for the year ended December 31 Dollars in thousands, except per share	2017		2016	2015	2014	2013	(2)
Net sales	$1,591,297		$1,604,797	$1,661,084	$1,802,415	$1,722,615
Energy and related sales, net	5,126		6,141	5,664	7,927	3,153
Total revenue	1,596,423		1,610,938	1,666,748	1,810,342	1,725,768

(Losses) gains on dispositions of plant, equipment and timberlands, net	(26)		(216)	21,113	4,861	1,726

Net income	$7,914	(1)	$21,554	$64,575	$69,246	$67,158
Earnings per share
Basic	$0.18		$0.49	$1.49	$1.60	$1.56
Diluted	0.18		0.49	1.47	1.57	1.52

Total assets	$1,730,795		$1,521,259	$1,500,416	$1,557,710	$1,674,010
Total debt	481,396		372,608	360,662	400,818	437,925

Shareholders’ equity	708,928		653,826	663,247	649,109	684,476
Cash dividends declared per common share	0.52		0.50	0.48	0.44	0.40

Depreciation, depletion and amortization	76,048		65,826	63,236	70,555	68,196
Capital expenditures	132,304		160,158	99,889	66,046	103,047
Net tons sold	1,032,322		1,045,121	1,051,911	1,059,881	1,029,819
Number of employees	4,175		4,346	4,375	4,516	4,403

(1)	The 2017 results include a $20.9 million non-cash charge related to the impact of the Tax Cuts and Jobs Act (“TCJA”) which was signed into law on December 22, 2017.

(2)	On April 30, 2013, we acquired Dresden Papier GmbH, the results of which are included prospectively from the acquisition date.

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

iii.	risks associated with our international operations, including local/regional economic and political environments and fluctuations in currency exchange rates;
iv.	geopolitical events, including Russia, Ukraine and Philippines;
v.	our ability to develop new, high value-added products;
vi.	changes in the price or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, synthetic pulp, colorformers, caustic soda, and abaca fiber;
vii.	changes in energy-related prices and the price of commodity raw materials with an energy component;
viii.	the impact of unplanned production interruption;
ix.	disruptions in production and/or increased costs due to labor disputes;
x.	the impact of exposure to volatile market-based pricing for sales of excess electricity;
xi.	the gain or loss of significant customers and/or on-going viability of such customers;
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

Introduction  We manufacture a wide array of specialty papers and engineered materials. We manage our company along three business units:

•

Composite Fibers with revenue from the sale of single-serve tea and coffee filtration papers, wallcovering base materials, metallized products, composite laminate papers, and many technically special papers including substrates for electrical applications;

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

GLATFELTER 2017 FORM 10-K	15

RESULTS OF OPERATIONS

2017 versus 2016

Overview Net income for the year ended December 31, 2017 was $7.9 million, or $0.18 per diluted share compared with $21.6 million, or $0.49 per diluted share in 2016. The GAAP-based results reflect the impact of significant unusual and non-recurring items including, among others, charges related to cost optimization actions including workforce efficiency and the reduction of underutilized capacity, costs related to our environmental compliance initiative, a capacity expansion project and a charge in 2016 related to the Fox River environmental matter. Our results in 2017 reflect the impact of the Tax Cuts and Jobs Act (the “TCJA”) signed into law on December 22, 2017.

Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $51.5 million, or $1.16 per diluted share for 2017, compared with $60.7 million, or $1.38 per diluted share, a year ago.

We generated $104.3 million of cash from operations in 2017 compared with $116.1 million a year ago. During 2017 and 2016, capital expenditures totaled $132.3 million and $160.2 million, respectively, reflecting spending in connection with the completion of multi-year major capital spending. We also returned additional cash to our shareholders in the form of a 4% increase in our dividend, the fifth consecutive year in which the dividend was increased.

The following table sets forth summarized consolidated results of operations:

	Year ended December 31
In thousands, except per share	2017	2016
Net sales	$1,591,297	$1,604,797
Gross profit	192,510	218,603
Operating income	58,090	27,693
Net income	7,914	21,554
Earnings per diluted share	0.18	0.49

The Composite Fibers and Advanced Airlaid Materials business units reported 15% and 14% growth in operating profit, respectively. The performance of these businesses was driven by higher shipping volumes, strong operating performance, higher machine utilization and cost optimization and continuous improvement initiatives. However, Specialty Papers’ profitability declined with selling prices reaching eleven year lows due to declining industry operating rates. The weakness of Specialty Papers more than offset meaningful growth in the engineered materials businesses.

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

Airlaid capacity expansion costs. This adjustment reflects non-capitalized, one-time costs incurred related to the start-up of a new airlaid production facility in Fort Smith, Arkansas and the implementation of a new business system.

Cost optimization actions. This adjustment reflects charges incurred in connection with initiatives to optimize the cost structure of certain business units in response to changes in business conditions. The costs are primarily related to headcount reduction efforts, write-offs of production assets and certain contract termination costs.

Specialty Papers environmental compliance. This adjustment reflects non-capitalized, one-time costs incurred by the business unit directly related to compliance with the U.S. EPA Best Available Retrofit Technology rule and the Boiler Maximum Achievable Control Technology rule. This adjustment includes one-time costs incurred during the construction and transition period in which the newly installed equipment was brought on-line.

U.S. Tax Reform. This adjustment reflects amounts recorded estimating the impact of the Tax Cuts and Jobs Act (“TCJA”) which was signed into law on December 22, 2017. The TCJA includes, among many provisions, a tax on the mandatory repatriation of earnings of the Company’s non-U.S. subsidiaries and a change in the corporate tax rate from 35% to 21%.

Timberland sales and related costs. This adjustment excludes gains from the sales of timberlands as these items are not considered to be part of our core business, ongoing results of operations or cash flows.

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

These adjustments are each unique and not considered to be on-going in nature. The transactions are irregular in timing and amount and may significantly impact our operating performance. As such, these items may not be indicative of our past or future performance and therefore are excluded for comparability purposes.

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures. The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP. The following table sets forth the reconciliation of net income to adjusted earnings for the years ended December 31, 2017 and 2016 :

	Year ended December 31
	2017		2016
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$7,914	$0.18	$21,554	$0.49
Adjustments (pre-tax)
Airlaid capacity expansion costs	10,854		2,661
Cost optimization actions	9,988		3,534
Specialty Papers' environmental compliance	3,617		8,348
Timberland sales and related costs	(188)		-
Fox River environmental matter	-		40,000
Pension settlement charge	-		7,306
Total adjustments (pre-tax)	24,271		61,849
Income taxes (1)	(1,641)		(22,719)
U.S. Tax Reform	20,922		-
Total after-tax adjustments	43,552	0.98	39,130	0.89
Adjusted earnings	$51,466	$1.16	$60,684	$1.38

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

Business Unit Performance

Year ended December 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2017	2016	2017	2016	2017	2016	2017	2016	2017	2016
Net sales	$544.3	$517.0	$256.1	$244.3	$790.9	$843.6	$—	$—	$1,591.3	$1,604.8
Energy and related sales, net	—	—	—	—	5.1	6.1	—	—	5.1	6.1
Total revenue	544.3	517.0	256.1	244.3	796.0	849.7	—	—	1,596.4	1,610.9
Cost of products sold	437.6	416.4	216.7	209.5	734.2	752.6	15.4	13.9	1,403.9	1,392.3
Gross profit (loss)	106.7	100.6	39.4	34.8	61.8	97.1	(15.4)	(13.9)	192.5	218.6
SG&A	44.4	46.3	9.3	8.4	46.4	55.9	34.3	80.1	134.4	190.7
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	—	0.2	—	0.2
Total operating income (loss)	62.3	54.3	30.1	26.4	15.4	41.2	(49.7)	(94.2)	58.1	27.7
Non-operating expense	—	—	—	—	—	—	(18.8)	(16.9)	(18.8)	(16.9)
Income (loss) before income taxes	$62.3	$54.3	$30.1	$26.4	$15.4	$41.2	$(68.5)	$(111.1)	$39.3	$10.8
Supplementary Data
Net tons sold (thousands)	165.8	151.8	102.1	99.0	764.4	794.3	—	—	1,032.3	1,045.1
Depreciation, depletion and amortization	$28.3	$27.8	$9.6	$9.0	$30.8	$26.3	$7.3	$2.7	$76.0	$65.8
Capital expenditures	15.9	18.8	50.6	36.8	51.5	99.0	14.3	5.6	132.3	160.2

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

GLATFELTER 2017 FORM 10-K	17

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2017	2016	Change
Net sales	$1,591,297	$1,604,797	$(13,500)
Energy and related sales, net	5,126	6,141	(1,015)
Total revenues	1,596,423	1,610,938	(14,515)
Costs of products sold	1,403,913	1,392,335	11,578
Gross profit	$192,510	$218,603	$(26,093)
Gross profit as a percent of Net sales	12.1%	13.6%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2017	2016
Business Unit
Composite Fibers	34.2%	32.2%
Advanced Airlaid Material	16.1	15.2
Specialty Papers	49.7	52.6
Total	100.0%	100.0%

Net sales on a consolidated basis totaled $1,591.3 million and $1,604.8 million in 2017 and 2016, respectively. The $13.5 million decrease was primarily driven by $29.7 million of lower selling prices partially offset by $4.8 million of favorable currency translation. Shipping volumes decreased 1.2%.

Composite Fibers’ net sales increased $27.3 million, or 5.3%, and totaled $544.3 million in 2017. Shipping volumes in this business unit increased 9.2% and currency translation was favorable by $2.0 million; however, selling prices unfavorably impacted the comparison by $10.1 million.

Composite Fibers’ operating income for the year ended December 31, 2017 increased $8.0 million to $62.3 million compared to a year ago primarily due to higher shipping volumes, improved machine utilization rates and reduced downtime, and the impact of our cost optimization program initiated in late 2016. The primary drivers are summarized in the following chart (in millions):

Advanced Airlaid Materials’ net sales totaled $256.1 million in 2017. Net sales increased $11.8 million in the year-over-year comparison primarily due to higher shipping volumes which increased 3.1%.

Advanced Airlaid Materials’ operating income totaled $30.1 million, an increase of $3.7 million, or 14.0% compared to a year ago driven by strong demand. The primary drivers are summarized in the following chart (in millions):

Specialty Papers’ net sales decreased $52.7 million, or 6.2% and totaled $790.9 million in 2017. The decrease was due to a $20.3 million impact from lower selling prices and a 3.8% decrease in shipping volumes.

Operating income totaled $15.4 million, a decrease of $25.8 million compared to the year ended December 31, 2016. The primary drivers of the change in operating income are summarized in the following chart (in millions):

The business unit was adversely impacted by a supply/demand imbalance affecting the broader uncoated freesheet market. The imbalance negatively impacted pricing and volume with a combined market impact $25.4 million. Our cost optimization actions including a 15% reduction in salaried workforce, aggressive cost control actions, lower maintenance spending and improved operating performance contributed to the $7.3 million benefit from operations.

The following table summarizes Energy and related sales activity for the years of 2017 and 2016:

	Year ended December 31
In thousands	2017	2016	Change
Energy sales	$3,258	$3,613	$(355)
Costs to produce	(3,986)	(3,972)	(14)
Net	(728)	(359)	(369)
Renewable energy credits	5,854	6,500	(646)
Total	$5,126	$6,141	$(1,015)

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

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $49.7 million for 2017 compared with $94.2 million in 2016. The comparison reflects costs incurred related to the environmental compliance and capacity expansion projects and charges for cost optimization actions. The amounts reported in 2016 includes a charge of $40.0 million to increase our reserve for potential costs related to the Fox River environmental matter and a $7.3 million pension settlement charge discussed below. These charges are not allocated to a business unit and are recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.” The Fox River matter is more fully discussed in Item 8, Financial Statements and Supplementary Data, Note 20.

Pension Expense     The following table summarizes the amounts of normal pension expense recognized, excluding the 2016 pension settlement charge, for the periods indicated:

	Year ended December 31
In thousands	2017	2016	Change
Recorded as:
Costs of products sold	$3,381	$2,346	$1,035
SG&A expense	3,264	3,149	115
Total	$6,645	$5,495	$1,150

During 2016, pension expense totaled $12.8 million inclusive of a one-time pension settlement charge of $7.3 million related to the settlement of $24.2 million of benefits in connection with a voluntary program offered to deferred vested terminated participants.

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2018 is expected to be approximately $7.1 million compared with $6.6 million in 2017.

Gain on Sales of Plant, Equipment and Timberlands, net    During each of the past three years, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2017
Timberlands	332	$209	$188
Other	n/a	19	(214)
Total		$228	$(26)
2016
Timberlands	—	$-	$-
Other	n/a	70	(216)
Total		$70	$(216)
2015
Timberlands	15,628	$23,917	$20,867
Other	n/a	542	246
Total		$24,459	$21,113

Income taxes For the year ended December 31, 2017, we recorded a $31.4 million provision for income taxes on pretax income of $39.3 million. The comparable amounts in 2016 were a provision of $(10.7) million and pretax income of $10.8 million. As more fully discussed in Item 8 - Financial Statements and Supplementary Data, Note 8, the TCJA was passed into law on December 22, 2017. In connection with the TCJA, we recorded a charge of $20.9 million during the fourth quarter of 2017.

Tax expense in 2016 includes a benefit of $14.9 million on the increase in our reserve for the Fox River matter and benefits of $4.1 million primarily due to investment tax credits, release of reserves related to the completion of tax audits and statute closures and due to changes in statutory tax rates.

GLATFELTER 2017 FORM 10-K	19

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by an estimated €145 million. For 2017 compared to 2016 the average currency exchange rate of the euro strengthened relative to the U.S. dollar by approximately 2.0% in the year over year comparison, and the British pound sterling to the dollar declined approximately 5.0%. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the period indicated.

In thousands	Year ended December 31, 2017
Favorable (unfavorable)
Net sales	$4,818
Costs of products sold	(2,782)
SG&A expenses	(300)
Income taxes and other	1,122
Net income	$2,858

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2017 were the same as 2016. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

2016 versus 2015

Overview    Net income for 2016 was $21.6 million, or $0.49 per diluted share, compared with $64.6 million, or $1.47 per diluted share, in 2015. The GAAP-based results reflect the impact of significant unusual and non-recurring items including, among others, a $40.0 million charge to earnings to increase our reserve in the Fox River environmental matter, a pension settlement charge, and costs related to our environmental compliance initiative and a capacity expansion project. Excluding these items from reported results, adjusted earnings, a non-GAAP measure, was $60.7 million, or $1.38 per diluted share for 2016, compared with $58.9 million, or $1.34 per diluted share, a year ago.

We generated $116.1 million of cash flow from operations in 2016 compared with $133.7 million in 2015. During 2016, capital expenditures totaled $160.2 million primarily related to the environmental compliance project for Specialty Papers and a capacity expansion project for Advanced Airlaid Materials. We also returned additional cash to our shareholders in the form of a 4% increase in the quarterly dividend beginning with the 2016 first quarter dividend payment.

The following table sets forth summarized results of operations:

	Year ended December 31
In thousands, except per share	2016	2015
Net sales	$1,604,797	$1,661,084
Gross profit	218,603	202,965
Operating income	27,693	96,372
Net income	21,554	64,575
Earnings per diluted share	0.49	1.47

Net sales on a consolidated basis for 2016 were $1,604.8 million compared with $1,661.1 million for 2015. On a constant currency basis, net sales declined $56.3 million, or 3.4%. Shipping volumes declined less than one percent.

The following table sets forth the reconciliation of net income to adjusted earnings for the years ended December 31, 2016 and 2015.

	Year ended December 31
	2016		2015
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$21,554	$0.49	$64,575	$1.47
Adjustments (pre-tax)
Pension settlement charge	7,306
Specialty Papers' environmental compliance	8,348		-
Fox River environmental matter	40,000		10,000
Airlaid capacity expansion costs	2,661		50
Cost optimization actions	3,534		2,461
Asset impairment charge	-		1,201
Timberland sales and related costs	-		(20,867)
Acquisition and integration related costs	-		178
Total adjustments (pre-tax)	61,849		(6,977)
Income taxes (1) (2)	(22,719)		1,328
Total after-tax adjustments	39,130	0.89	(5,649)	(0.13)
Adjusted earnings	$60,684	$1.38	$58,926	$1.34

(1)	Tax effect for adjustments calculated based on the tax rate of the jurisdiction in which each adjustment originated.
(2)	Includes release of $1.4 million of tax reserves on timberland sales in 2015.

Business Unit Performance

Year ended December 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2016	2015	2016	2015	2016	2015	2016	2015	2016	2015
Net sales	$517.0	$541.5	$244.3	$244.6	$843.6	$875.0	$—	$—	$1,604.8	$1,661.1
Energy and related sales, net	—	—	—	—	6.1	5.7	—	—	6.1	5.7
Total revenue	517.0	541.5	244.3	244.6	849.7	880.7	—	—	1,610.9	1,666.8
Cost of products sold	416.4	434.4	209.5	215.7	752.6	804.5	13.9	9.2	1,392.3	1,463.8
Gross profit (loss)	100.6	107.1	34.8	28.9	97.1	76.2	(13.9)	(9.2)	218.6	203.0
SG&A	46.3	45.7	8.4	7.6	55.9	43.3	80.1	31.0	190.7	127.7
Gains on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	0.2	(21.1)	0.2	(21.1)
Total operating income (loss)	54.3	61.4	26.4	21.3	41.2	32.9	(94.2)	(19.1)	27.7	96.4
Non-operating expense	—	—	—	—	—	—	(16.9)	(17.8)	(16.9)	(17.8)
Income (loss) before income taxes	$54.3	$61.4	$26.4	$21.3	$41.2	$32.9	$(111.1)	$(36.9)	$10.8	$78.6
Supplementary Data
Net tons sold (thousands)	151.8	153.8	99.0	96.0	794.3	802.2	—	—	1,045.1	1,051.9
Depreciation, depletion and amortization	$27.8	$26.2	$9.0	$8.8	$26.3	$26.0	$2.7	$2.2	$65.8	$63.2
Capital expenditures	18.8	26.8	36.8	7.8	99.0	63.5	5.6	1.8	160.2	99.9

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

Sales and Costs of Products Sold

	Year ended December 31
In thousands	2016	2015	Change
Net sales	$1,604,797	$1,661,084	$(56,287)
Energy and related sales, net	6,141	5,664	477
Total revenues	1,610,938	1,666,748	(55,810)
Costs of products sold	1,392,335	1,463,783	(71,448)
Gross profit	$218,603	$202,965	$15,638
Gross profit as a percent of Net sales	13.6%	12.2%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Year ended December 31
Percent of Total	2016	2015
Business Unit
Composite Fibers	32.2%	32.6%
Advanced Airlaid Material	15.2	14.7
Specialty Papers	52.6	52.7
Total	100.0%	100.0%

Net sales on a consolidated basis totaled $1,604.8 million and $1,661.1 million in 2016 and 2015, respectively. The $56.3 million decrease was primarily driven by $30.8 million of lower selling prices and $11.5 million of unfavorable currency translation. Shipping volumes decreased 0.6%.

GLATFELTER 2017 FORM 10-K	21

Composite Fibers’    net sales decreased $24.5 million, or 4.5%, primarily due to $7.2 million of lower selling prices and $11.1 million of unfavorable currency translation. Shipping volumes in this business unit decreased 1.3%.

Composite Fibers’ operating income for the year ended December 31, 2016 decreased $7.1 million to $54.3 million. The primary drivers are summarized in the following chart (in millions):

Advanced Airlaid Materials’ net sales decreased $0.3 million in the year-over-year comparison as the impact from higher shipping volumes was substantially offset by $8.5 million of lower selling prices from the contractual adjustments due to changes in cost of certain raw materials. Shipping volumes increased 3.1%.

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

The following table summarizes Energy and related sales for 2016 and 2015:

	Year ended December 31
In thousands	2016	2015	Change
Energy sales	$3,613	$5,315	$(1,702)
Costs to produce	(3,972)	(4,428)	456
Net	(359)	887	(1,246)
Renewable energy credits	6,500	4,777	1,723
Total	$6,141	$5,664	$477

Other and Unallocated    The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance, totaled $94.2 million in 2016 compared with $19.1 million in 2015. The amounts include charges of $40.0 million and $10.0 million recorded in 2016 and 2015, respectively, to increase our reserve for potential costs related to the Fox River environmental matter. These charges are not allocated to a business unit and are recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.” This matter is more fully discussed in Item 8, Financial Statements and Supplementary Data, Note 20. In addition, the comparison reflects $21.1 million of lower gains in 2016 than 2015 from sales of timberlands. The remaining increase is due to the environmental compliance and capacity expansion projects, a pension settlement charge and a charge for cost optimization actions.

Pension Expense    Pension expenses are not allocated to a business unit. The following table summarizes the amounts of pension expense, excluding a $7.3 million pension settlement charge, recognized for the periods indicated:

	Year ended December 31
In thousands	2016	2015	Change
Recorded as:
Costs of products sold	$2,346	$7,043	$(4,697)
SG&A expense	3,149	2,038	1,111
Total	$5,495	$9,081	$(3,586)

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates, mortality, and the fair value of our pension assets.

Gain (Loss) on Sales of Plant, Equipment and Timberlands, net    During years indicated, we completed the following sales of assets:

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

Foreign Currency     We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. During 2016, our euro denominated revenue exceeds euro expenses by an estimated €130 million. For 2016 compared to 2015 the average currency exchange rate of the euro to U.S. dollar was essentially unchanged in the year over year comparison, although the British pound sterling to the dollar declined approximately 17%. With respect to the British pound sterling, Canadian dollar, and Philippine peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the year indicated:

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

GLATFELTER 2017 FORM 10-K	23

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, research and development efforts, environmental compliance matters including, but not limited to, the Clean Air Act, and to support our business strategy including the capacity expansion project for Advanced Airlaid Materials. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Year ended December 31
In thousands	2017	2016
Cash and cash equivalents at beginning of period	$55,444	$105,304
Cash provided (used) by
Operating activities	104,262	116,110
Investing activities	(132,319)	(160,888)
Financing activities	81,588	(3,019)
Effect of exchange rate changes on cash	7,244	(2,063)
Net cash provided (used)	60,775	(49,860)
Cash and cash equivalents at end of period	$116,219	$55,444

At December 31, 2017, we had $116.2 million in cash and cash equivalents held by both domestic and foreign subsidiaries. In addition to our cash and cash equivalents, $67.5 million was available under our revolving credit agreement, which matures in March 2020. Substantially all of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash provided by operating activities totaled $104.3 million in 2017 compared with $116.1 million a year ago. The decrease in cash from operations primarily reflects cash paid for the cost optimization initiatives in Specialty Papers and Composite Fibers and costs associated with the Airlaid capacity expansion and movement in other accruals. The use of cash for these factors was partially offset by $22.7 million from improved working capital.

Net cash used by investing activities decreased by $28.6 million in the year-over-year comparison primarily due to lower capital expenditures for Specialty Papers’ environmental compliance and Advanced Airlaid Materials’ capacity expansion projects which totaled $58.8 million in 2017 compared to $100.2 million in 2016. These two major capital projects are substantially complete with spending related to them in 2018 expected to be approximately $9 million. Capital expenditures are expected to total between $67 million and $72 million for 2018.

Net cash provided by financing activities totaled $81.6 million in 2017 compared with a use of $3.0 million in 2016. The increase in cash provided by financing activities primarily reflects additional borrowings under our revolving credit agreement to support capital spending for our major capital programs.

The following table sets forth our outstanding long-term indebtedness:

	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$171,200	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	7,710	8,282
2.05% Term Loan, due Mar. 2023	33,607	35,163
1.30% Term Loan, due Jun. 2023	9,423	9,788
1.55% Term Loan, due Sep. 2025	11,390	10,333
Total long-term debt	483,330	375,161
Less current portion	(11,298)	(8,961)
Unamortized deferred issuance costs	(1,934)	(2,553)
Long-term debt, net of current portion	$470,098	$363,647

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of December 31, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.5x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of December 31, 2017, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 8 - Financial Statements and Supplementary Data  – Note 16.

Financing activities includes cash used for common stock dividends which reflects a 4% increase in our quarterly cash dividend rate in 2017. In 2017, we used $22.5 million of cash for dividends on our common stock compared with $21.6 million in 2016. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change. We have incurred material capital costs to comply with new air quality regulations including the U.S. EPA Best Available Retrofit Technology rule (BART; otherwise known as the Regional Haze Rule) and the Boiler Maximum Achievable Control Technology rule (Boiler MACT). These rules required process modifications and/or installation of air pollution controls on boilers at two of our facilities. We converted or replaced five coal-fired boilers to natural gas and upgraded site infrastructure to accommodate the new boilers, including connecting to gas pipelines. Net of government grants, the total cost of these projects was $105.6 million.

As more fully discussed in Item 8 - Financial Statements and Supplementary Data – Note 20 – Commitments, Contingencies and Legal Proceedings (“Note 20”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. Based on the recent developments more fully discussed in Note 20, it is conceivable the resolution of this matter may require us to spend in excess of $28 million in 2018 to settle past and future costs and for certain monitoring activities. Although we are unable to determine with any degree of certainty the amount we may be required to spend, the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 20, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements    As of December 31, 2017 and 2016, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries and a partnership, are reflected in the consolidated balance sheets included herein in Item 8 – Financial Statements.

1

Contractual Obligations    The following table sets forth contractual obligations as of December 31, 2017:

		Payments Due During the Year Ended December 31,
In millions	Total	2018	2019 to 2020	2021 to 2022	2023 and beyond
Long-term debt (1)	$535	$31	$475	$23	$6
Operating leases (2)	37	13	10	6	8
Purchase obligations (3)	168	116	50	2	—
Other long term obligations (4), (5)	63	6	13	13	31
Total	$803	$166	$548	$44	$45

(1)

Represents principal and interest payments due on long-term debt, the significant terms of which are discussed in Item 8 – Financial Statements and Supplementary Data, Note 16, “Long-term Debt.” The amounts set forth above include expected interest payments of $52 million over the term of the underlying debt instruments based contractual rates or current market rates in the case of variable rate instruments. See Item 8 – Financial Statements, Note 16, “Long-Term Debt”.

(2)	Represents rental agreements for various buildings, vehicles, and computer and office equipment.
(3)

Represents open purchase order commitments and other obligations, primarily for raw material and energy supply contracts. In certain situations, prices are subject to variations based on market prices. In such situations, the information above is based on prices in effect at December 31, 2017.

(4)	Primarily represents expected benefits to be paid pursuant to retirement medical plans and nonqualified pension plans.
(5)

Since we are unable to reasonably estimate the timing of ultimate payment, the amounts set forth above do not include any payments that may be made related to uncertain tax positions, including potential interest, accounted for in accordance with ASC 740-10-20. As discussed in more detail in Item 8 – Financial Statements and Supplementary Data, Note 8, “Income Taxes”, such amounts totaled $27 million at December 31, 2017.

GLATFELTER 2017 FORM 10-K	25

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

The following chart summarizes the more significant assumption used in the actuarial valuation of our defined-benefit plans for each of the past three years:

	2017	2016	2015
Pension plans
Weighted average discount rate for benefit expense	4.43%	4.65%	4.21%
for benefit obligation	3.85%	4.43%	4.65%
Expected long-term rate of return on plan assets(1)	7.25%	7.75%	8.00%
Rate of compensation increase	3.00%	3.50%	4.00%
Post-employment medical
Weighted average discount rate for benefit expense	4.18%	4.38%	3.89%
for benefit obligation	3.68%	4.18%	4.38%
Health care cost trend rate assumed for next year	6.20%	6.50%	6.80%
Ultimate cost trend rate	4.50%	4.50%	4.50%
Year that the ultimate cost trend rate is reached	2037	2037	2037

(1)	For 2018, the expected long-term rate of return on plan assets was reduced to 7.00% due, in part, to a change in the investment allocation of plan assets.

We evaluate these assumptions at least once each year or as facts and circumstances dictate and we make changes as conditions warrant. Changes to these assumptions will increase or decrease our reported net periodic benefit expense, which will result in changes to the recorded benefit plan assets and liabilities.

Environmental Liabilities    We maintain accruals for losses associated with environmental obligations when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing legislation and remediation technologies. These accruals are adjusted periodically as assessment and remediation actions continue and/or further legal or technical information develops. Such liabilities are exclusive of any insurance or other claims against third parties. Environmental costs are capitalized if the costs extend the life of the asset, increase its capacity and/or mitigate or prevent contamination from future operations. Recoveries of environmental remediation costs from other parties, including insurance carriers, are recorded as assets when their receipt is assured beyond a reasonable doubt.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Year Ended December 31					December 31, 2017
Dollars in thousands	2018	2019	2020	2021	2022	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$218,750	$—	$—	$250,000	$253,823
At fixed interest rates – Term Loans	56,482	45,184	33,887	22,588	11,933	62,130	62,701
At variable interest rates	171,200	171,200	35,667	—	—	171,200	171,200
						$483,330	$487,724
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	—	—
On fixed rate debt – Term Loans	1.88%	1.87%	1.85%	1.82%	1.77%
On variable rate debt	2.99%	2.99%	2.99%	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of December 31, 2017. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At December 31, 2017, we had $481.4 million of long-term debt, net of deferred debt issuance costs. Approximately 35.4% of our debt was at variable interest rates. The fixed rate Term Loans and the variable rate debt are all euro-based borrowings and thus the value of which is also subject to currency risk. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on one month LIBOR plus a margin. At December 31, 2017, the interest rate paid was 2.99%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $1.7 million.

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

We are subject to certain risks associated with changes in foreign currency exchange rates to the extent our operations are conducted in currencies other than the U.S. Dollar. Our euro denominated revenue exceeds euro expenses by an estimated €145 million. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have greater outflows than inflows of these currencies, although to a lesser degree. As a result, particularly with respect to the euro, we are exposed to changes in currency exchange rates and such changes could be significant.

GLATFELTER 2017 FORM 10-K	27

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2017, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has determined that the Company’s internal control over financial reporting as of December 31, 2017, is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.

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

The Company’s internal control over financial reporting as of December 31, 2017, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of P. H. Glatfelter Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of P. H. Glatfelter Company and subsidiaries (the "Company") as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 23, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 23, 2018

GLATFELTER 2017 FORM 10-K	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of P. H. Glatfelter Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of P. H. Glatfelter Company and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 23, 2018

We have served as the Company’s auditor since at least 1940, however the specific year has not been determined.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31
In thousands, except per share	2017	2016	2015
Net sales	$1,591,297	$1,604,797	$1,661,084
Energy and related sales, net	5,126	6,141	5,664
Total revenues	1,596,423	1,610,938	1,666,748
Costs of products sold	1,403,913	1,392,335	1,463,783
Gross profit	192,510	218,603	202,965
Selling, general and administrative expenses	134,394	190,694	127,706
Losses (gains) on dispositions of plant, equipment and timberlands, net	26	216	(21,113)
Operating income	58,090	27,693	96,372
Non-operating income (expense)
Interest expense	(17,772)	(15,822)	(17,464)
Interest income	237	206	283
Other, net	(1,220)	(1,271)	(615)
Total non-operating expense	(18,755)	(16,887)	(17,796)
Income before income taxes	39,335	10,806	78,576
Income tax provision (benefit)	31,421	(10,748)	14,001
Net income	$7,914	$21,554	$64,575

Earnings per share
Basic	$0.18	$0.49	$1.49
Diluted	0.18	0.49	1.47

Cash dividends declared per common share	$0.52	$0.50	$0.48

Weighted average shares outstanding
Basic	43,609	43,558	43,397
Diluted	44,439	44,129	43,942

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2017 FORM 10-K	31

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31
In thousands	2017	2016	2015

Net income	$7,914	$21,554	$64,575

Foreign currency translation adjustments	58,609	(27,407)	(38,817)
Net change in:
Deferred gains (losses) on cash flow hedges, net of taxes of $1,930, $(335) and $880, respectively	(5,592)	1,725	(2,581)
Unrecognized retirement obligations, net of taxes of $(6,293), $(7,247) and $(2,920), respectively	10,914	11,562	5,782
Other comprehensive income (loss)	63,931	(14,120)	(35,616)
Comprehensive income	$71,845	$7,434	$28,959

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
In thousands	2017	2016
Assets
Cash and cash equivalents	$116,219	$55,444
Accounts receivable (less allowance for doubtful accounts: 2017 - $1,957; 2016 - $1,719)	174,154	152,989
Inventories	252,064	249,669
Prepaid expenses and other current assets	42,534	36,157
Total current assets	584,971	494,259

Plant, equipment and timberlands, net	865,743	775,898
Goodwill	82,744	73,094
Intangible assets, net	58,859	56,259
Other assets	138,478	121,749
Total assets	$1,730,795	$1,521,259

Liabilities and Shareholders' Equity

Current portion of long-term debt	$11,298	$8,961
Accounts payable	190,478	164,345
Dividends payable	5,678	5,455
Environmental liabilities	28,500	25,000
Other current liabilities	111,222	119,250
Total current liabilities	347,176	323,011

Long-term debt	470,098	363,647

Deferred income taxes	83,571	54,995

Other long-term liabilities	121,022	125,780
Total liabilities	1,021,867	867,433

Commitments and contingencies	—	—

Shareholders’ equity
Common stock, $0.01 par value; authorized - 120,000,000; issued - 54,361,980 (including treasury shares: 2017 - 10,748,127; 2016 - 10,812,341)	544	544
Capital in excess of par value	62,594	57,917
Retained earnings	948,411	962,884
Accumulated other comprehensive loss	(140,675)	(204,606)
	870,874	816,739
Less cost of common stock in treasury	(161,946)	(162,913)
Total shareholders’ equity	708,928	653,826
Total liabilities and shareholders’ equity	$1,730,795	$1,521,259

The accompanying notes are an integral part of these consolidated financial statements.

GLATFELTER 2017 FORM 10-K	33

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31
In thousands	2017	2016	2015
Operating activities
Net income	$7,914	$21,554	$64,575
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	76,048	65,826	63,236
Amortization of debt issue costs and original issue discount	1,157	1,153	1,184
Pension expense, net of unfunded benefits paid	4,933	11,180	7,383
Charge for impairment of intangible asset	—	—	1,200
Deferred income tax provision (benefit)	19,026	(22,055)	(1,902)
(Gains) losses on dispositions of plant, equipment and timberlands, net	26	216	(21,113)
Share-based compensation	6,214	5,889	7,244
Change in operating assets and liabilities
Accounts receivable	(10,189)	8,372	(13,312)
Inventories	9,198	(10,778)	(8,054)
Prepaid and other current assets	(6,300)	(2,430)	5,506
Accounts payable	13,065	(8,174)	26,042
Accruals and other current liabilities	(17,615)	43,195	(2,186)
Other	785	2,162	3,940
Net cash provided by operating activities	104,262	116,110	133,743
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(132,304)	(160,158)	(99,889)
Proceeds from disposals of plant, equipment and timberlands, net	228	70	24,459
Acquisition, net of cash acquired	—	—	(224)
Other investing	(243)	(800)	(1,600)
Net cash used by investing activities	(132,319)	(160,888)	(77,254)
Financing activities
Net borrowings (repayments) under revolving credit facility	109,436	2,891	(22,294)
Payments of borrowing costs	—	(136)	(1,329)
Proceeds from term loans	—	19,428	2,873
Repayment of term loans	(9,771)	(8,205)	(5,229)
Payments of dividends	(22,480)	(21,589)	(20,443)
Proceeds from government grants	4,875	5,582	421
Payments related to share-based compensation awards and other	(472)	(990)	(2,015)
Net cash provided (used) by financing activities	81,588	(3,019)	(48,016)
Effect of exchange rate changes on cash	7,244	(2,063)	(3,006)
Net increase (decrease) in cash and cash equivalents	60,775	(49,860)	5,467
Cash and cash equivalents at the beginning of period	55,444	105,304	99,837
Cash and cash equivalents at the end of period	$116,219	$55,444	$105,304
Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$16,476	$14,569	$16,256
Income taxes, net	9,336	14,020	15,849

The accompanying notes are an integral part of these consolidated financial statements.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2017, 2016 and 2015

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at January 1, 2015	$544	$54,342	$919,468	$(154,870)	$(170,375)	$649,109
Net income			64,575			64,575
Other comprehensive loss				(35,616)		(35,616)
Comprehensive income						28,959
Tax effect on exercise of stock awards		843				843
Cash dividends declared ($0.48 per share)			(20,900)			(20,900)
Share-based compensation expense		4,403				4,403
Delivery of treasury shares
RSUs and PSAs		(5,078)			3,102	(1,976)
401 (k) plans		838			2,010	2,848
Employee stock options exercised — net		(436)			397	(39)
Balance at December 31, 2015	544	54,912	963,143	(190,486)	(164,866)	663,247

Net income			21,554			21,554
Other comprehensive loss				(14,120)		(14,120)
Comprehensive income						7,434
Tax effect on exercise of stock awards		58				58
Cash dividends declared ($0.50 per share)			(21,813)			(21,813)
Share-based compensation expense		5,889				5,889
Delivery of treasury shares
RSUs and PSAs		(2,375)			1,624	(751)
Employee stock options exercised — net		(567)			329	(238)
Balance at December 31, 2016	544	57,917	962,884	(204,606)	(162,913)	653,826

Previously unrecognized excess tax benefit on exercise of stock awards			317			317
Net income			7,914			7,914
Other comprehensive income				63,931		63,931
Comprehensive income						71,845
Cash dividends declared ($0.52 per share)			(22,704)			(22,704)
Share-based compensation expense		6,214				6,214
Delivery of treasury shares
RSUs and PSAs		(535)			421	(114)
Employee stock options exercised — net		(1,002)			546	(456)
Balance at December 31, 2017	$544	$62,594	$948,411	$(140,675)	$(161,946)	$708,928

The accompanying notes are an integral part of the consolidated financial statements.

GLATFELTER 2017 FORM 10-K	35

P. H. GLATFELTER COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and engineered materials. Headquartered in York, PA, U.S. operations include facilities in Fort Smith, Arkansas, Spring Grove, PA and Chillicothe and Fremont, OH. International operations include facilities in Canada, Germany, France, the United Kingdom and the Philippines. In addition to many of our manufacturing locations, we have sales and distribution offices in the U.S., Russia and China. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents, or directly to customers.

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

Goodwill and non-amortizing tradename intangible assets are reviewed, on a discounted cash flow basis, during the third quarter of each year for impairment or more frequently if impairment indicators are present. For Goodwill, impairment losses, if any, are recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The carrying value of a reporting unit is defined using an enterprise premise which is generally determined by the difference between the unit’s assets and operating liabilities.  With respect to tradename, impairment losses, if any, are recognized for the amount by which the carrying value of the tradename exceeds its fair value.

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

GLATFELTER 2017 FORM 10-K	37

to the fair value measurement. The three levels of the fair value hierarchy are described below:

Level 1 -	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The new standard is required to be adopted retrospectively for fiscal years beginning after December 15, 2017. The ASU requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. Substantially all of our revenue is earned pursuant to contracts under which we have one performance obligation that is satisfied at a point-in-time. We have completed our review of our contracts and have determined this ASU will not have an impact on the timing or amount of revenue recognition, our results of operations or our financial position. We have elected to use the modified retrospective method of adoption.

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). The update requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period. All other components are to be presented below the determination of operating income. Entities will be required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. ASU 2017-07 is effective for fiscal years and interim periods beginning after December 15, 2017, and early adoption is permitted. We will adopt this standard beginning with first quarter 2018 financial statements and all previously presented consolidated statements of income will be represented to reflect the reclassification and will result in a reduction of operating income of $2.7 million in 2017 and an increase of $3.4 million for 2016. Such amounts will be reclassified to “Non-operating income (expense).”

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

The following table summarizes this activity for each of the past three years:

	Year ended December 31
In thousands	2017	2016	2015
Energy sales	$3,258	$3,613	$5,315
Costs to produce	(3,986)	(3,972)	(4,428)
Net	(728)	(359)	887
Renewable energy credits	5,854	6,500	4,777
Total	$5,126	$6,141	$5,664

4.	GAIN ON DISPOSITIONS OF PLANT, EQUIPMENT AND TIMBERLANDS

During 2017, 2016 and 2015, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2017
Timberlands	332	$209	$188
Other	n/a	19	(214)
Total		$228	$(26)
2016
Timberlands	—	$-	$-
Other	n/a	70	(216)
Total		$70	$(216)
2015
Timberlands	15,628	$23,917	$20,867
Other	n/a	542	246
Total		$24,459	$21,113

5.	ASSET IMPAIRMENT CHARGES

In connection with our annual test of potential impairment of indefinite lived intangible assets, in 2015 we recorded a non-cash impairment charge of $1.2 million. No such charges were recorded in 2017 or 2016. A trade name intangible asset was acquired in connection with our Composite Fibers business unit’s 2013 Dresden acquisition. The charge was due to changes in the estimated fair value of the trade name, primarily driven by lower forecasted revenues associated with the business, an increase in discount rates related to Dresden’s business in Russia and Ukraine and this region’s political and economic instability. The fair value of the asset was estimated using a discounted cash flow model under a relief from royalty method. The significant assumptions used included projected financial performance and discount rates, which resulted in a Level 3 fair value classification.

The charge is recorded in the accompanying consolidated statements of income under the caption “Selling, general and administrative expenses.” For additional information on Goodwill and Intangible Assets, see Note 13.

GLATFELTER 2017 FORM 10-K	39

6.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (EPS):

	Year ended December 31
In thousands, except per share	2017	2016	2015
Net income	$7,914	$21,554	$64,575
Weighted average common shares outstanding used in basic EPS	43,609	43,558	43,397
Common shares issuable upon exercise of dilutive stock options and PSAs / RSUs	830	571	545
Weighted average common shares outstanding and common share equivalents used in diluted EPS	44,439	44,129	43,942
Earnings per share
Basic	$0.18	$0.49	$1.49
Diluted	0.18	0.49	1.47

The following table sets forth the potential common shares outstanding for stock options that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	Year ended December 31
In thousands	2017	2016	2015
Potential common shares	610	596	678

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three years ended December 31, 2017, 2016 and 2015.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at January 1, 2017	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Other comprehensive income before reclassifications (net of tax)	58,609	(5,182)	2,981	(1,099)	55,309
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(410)	9,380	(348)	8,622
Net current period other comprehensive income (loss)	58,609	(5,592)	12,361	(1,447)	63,931
Balance at December 31, 2017	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)

Balance at January 1, 2016	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)
Other comprehensive income before reclassifications (net of tax)	(27,407)	1,247	(4,334)	2,086	(28,408)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	478	14,392	(582)	14,288
Net current period other comprehensive income (loss)	(27,407)	1,725	10,058	1,504	(14,120)
Balance at December 31, 2016	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)

Balance at January 1, 2015	$(34,224)	$2,356	$(120,260)	$(2,742)	$(154,870)
Other comprehensive income before reclassifications (net of tax)	(38,817)	1,620	(12,995)	6,266	(43,926)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(4,201)	12,541	(30)	8,310
Net current period other comprehensive income (loss)	(38,817)	(2,581)	(454)	6,236	(35,616)
Balance at December 31, 2015	$(73,041)	$(225)	$(120,714)	$3,494	$(190,486)

The following table sets forth the amounts reclassified from accumulated other comprehensive income (losses) for the years indicated.

	Year ended December 31
In thousands	2017	2016	2015
Description				Line Item in Statements of Income
Cash flow hedges (Note 18)
(Gains) losses on cash flow hedges	$(532)	$551	$(5,752)	Costs of products sold
Tax expense (benefit)	122	(73)	1,551	Income tax provision (benefit)
Net of tax	(410)	478	(4,201)
Retirement plan obligations (Note 10)
Amortization of deferred benefit pension plan items
Prior service costs	2,122	2,026	2,300	Costs of products sold
	704	672	762	Selling, general and administrative
Actuarial losses	9,134	9,798	12,745	Costs of products sold
	3,145	3,373	4,388	Selling, general and administrative
Settlement recognition	—	7,306	—	Selling, general and administrative
	15,105	23,175	20,195
Tax expense (benefit)	(5,725)	(8,783)	(7,654)	Income tax provision (benefit)
Net of tax	9,380	14,392	12,541
Amortization of deferred benefit other plan items
Prior service costs	(150)	(150)	(230)	Costs of products sold
	(32)	(32)	(50)	Selling, general and administrative
Actuarial losses	(311)	(621)	190	Costs of products sold
	(67)	(134)	41	Selling, general and administrative
	(560)	(937)	(49)
Tax expense (benefit)	212	355	19	Income tax provision (benefit)
Net of tax	(348)	(582)	(30)
Total reclassifications, net of tax	$8,622	$14,288	$8,310

8.	INCOME TAXES

Effects of the Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into U.S. law. Among other things, the TCJA reduces the U.S. federal corporate tax rate from 35% to 21% beginning in 2018 and requires companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred. ASC Topic 740, Accounting for Income Taxes, requires companies to recognize the effect of tax law changes in the period of enactment even though the effective date for most provisions is for tax years beginning after December 31, 2017.

Given the significance of the legislation, the U.S. Securities and Exchange Commission (the "SEC") staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which allows registrants to record provisional amounts during a one year “measurement period” similar to that used when accounting for business combinations. However, the measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

SAB 118 summarizes a three-step process to be applied at each reporting period to account for and qualitatively disclose: (1) the effects of the change in tax law for which accounting is complete; (2) provisional amounts (or adjustments to provisional amounts) for the effects of the tax law where accounting is not complete, but that a reasonable estimate has been determined; and (3) a reasonable estimate cannot yet be made and therefore taxes are reflected in accordance with law prior to the enactment of the Tax Cuts and Jobs Act.

Amounts recorded where we consider accounting to be complete for the year ended December 31, 2017, principally relate to the reduction in the U.S. corporate income tax rate to 21%, which resulted in us recording an income tax benefit of $18.1 million to remeasure net deferred taxes liabilities.

The TCJA includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We performed a preliminary earnings and profits analysis which resulted in us recording provisional U.S. federal income tax expense of $41.8 million, $3.8 million of non-US taxes and $0.3 million of state taxes associated with the repatriation of such earnings and profits. Although we have made a reasonable estimate of the tax associated with our net accumulated earnings, a final determination of the TCJA’s impact remains incomplete pending a full analysis of the provisions and their interpretations.

GLATFELTER 2017 FORM 10-K	41

Other significant provisions that are not yet effective but may impact income taxes in future years include: an exemption from U.S. tax on dividends of future earnings, limitation on the current deductibility of net interest expense in excess of 30% of adjusted taxable income, a limitation of the use of net operating losses generated after fiscal 2018 to 80% of taxable income but with an indefinite carryforward period, an incremental tax (base erosion anti-abuse tax or “BEAT”) on excessive amounts paid to foreign related parties, and a minimum tax on certain foreign earnings in excess of 10% of the foreign subsidiaries’ tangible assets (i.e., global intangible low-taxed income or “GILTI”). We are still evaluating whether to make a policy election to treat the GILTI tax as a period expense or to provide U.S. deferred taxes on foreign temporary differences that are expected to generate GILTI when they reverse in future years.

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

The provision for (benefit from) income taxes from operations consisted of the following:

	Year ended December 31
In thousands	2017	2016	2015
Current taxes
Federal	$(1,961)	$2,216	$5,047
State	64	(1,112)	(1,680)
Foreign	14,292	10,203	12,536
	12,395	11,307	15,903
Deferred taxes and other
Federal	11,662	(24,411)	(7,287)
State	3,388	(1,723)	564
Foreign	3,976	4,079	4,821
	19,026	(22,055)	(1,902)
Income tax provision (benefit)	$31,421	$(10,748)	$14,001

The following are the domestic and foreign components of pretax income (loss) from operations:

	Year ended December 31
In thousands	2017	2016	2015
United States	$(40,920)	$(63,315)	$2,382
Foreign	80,255	74,121	76,194
Total pretax income	$39,335	$10,806	$78,576

A reconciliation between the income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes, and the actual income tax provision is as follows:

	Year ended December 31
	2017	2016	2015
Federal income tax provision at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	0.4	(15.0)	0.3
Foreign income tax rate differential	(28.7)	(96.3)	(8.6)
Rate changes due to enacted legislation	(0.6)	(6.7)	—
Tax effect of credits	(16.1)	(30.3)	(1.9)
Provision for (resolution of ) tax matters	16.9	2.8	(2.1)
State benefit due to enacted legislation	(4.1)	—	—
Effect of U.S. tax law change (1)	53.2	—	—
Valuation allowance	23.3	7.1	0.4
Permanent differences on non-U.S. earnings	—	—	(4.4)
Other	0.6	3.9	(0.9)
Actual tax rate	79.9%	(99.5)%	17.8%
(1)

Due to the TCJA which was enacted in December 2017, provisional mandatory transition tax on accumulated foreign earnings was accrued as of December 31, 2017. Our U.S. deferred tax assets and liabilities as of December 31, 2017 were re-measured from 35% to 21%.

The provisional effects of the TCJA are $39.0 million of deferred income tax expense, including a $6.8 million reversal of a valuation allowance, and $18.1 million of deferred income tax benefit for the year ended December 31, 2017.

The sources of deferred income taxes were as follows at December 31:

In thousands	2017	2016
Reserves	$3,145	$4,625
Environmental	11,189	20,868
Compensation	6,782	8,950
Post-retirement benefits	12,570	18,318
Research & development expenses	6,787	6,949
Inventories	1,891	1,464
Tax carryforwards	21,988	14,438
Other	2,106	993
Deferred tax assets	66,458	76,605
Valuation allowance	(7,405)	(4,066)
Net deferred tax assets	59,053	72,539
Property	(98,809)	(81,837)
Intangible assets	(17,647)	(16,561)
Pension	(21,941)	(29,041)
Other	(4,110)	—
Deferred tax liabilities	(142,507)	(127,439)
Net deferred tax liabilities	$(83,454)	$(54,900)

Non-current deferred tax assets and liabilities are included in the following balance sheet captions:

	December 31
In thousands	2017	2016
Other assets	$117	$95
Deferred income taxes	83,571	54,995

At December 31, 2017 we had federal, state and foreign tax net operating loss (“NOL”) carryforwards of $47.9 million, $188.4 million and $3.7 million, respectively. These NOL carryforwards are available to offset future taxable income, if any. The federal NOL carryforward expires in 2037, state NOLs expire at various times and in various amounts beginning in 2018 and through 2037. Certain foreign NOL carryforwards begin to expire after 2023.

The state and foreign NOL carryforwards and federal tax credits on the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

In addition, we had various federal tax credit carryforwards totaling $9.1 million which begin to expire after 2035, state tax credit carryforwards totaling $0.2 million, which begin to expire in 2018, and foreign investment tax credits of $2.4 million which begin to expire after 2027.

As of December 31, 2017 and 2016, we had a valuation allowance of $7.4 million and $4.1 million, respectively, against net deferred tax assets, primarily due to uncertainty regarding the ability to utilize state and foreign tax NOL carryforwards and certain state tax credits. In assessing the need for a valuation allowance, management considers all available positive and negative evidence in its analysis. Based on this analysis, we recorded a valuation allowance for the portion of deferred tax assets where the weight of available evidence indicated it is more likely than not that the deferred tax assets will not be realized.

Tax credits and other incentives reduce tax expense in the year the credits are claimed. We recorded tax credits of $6.3 million, $1.1 million and $1.5 million in 2017, 2016 and 2015, respectively, related to research and development credits and fuels tax credits.

As a result of the mandatory deemed repatriation provisions in the TCJA, we recorded a provisional estimate on $397.8 million of undistributed earnings of foreign subsidiaries in U.S. taxable income at the reduced tax rates. With respect to other basis differences in connection with our foreign subsidiaries at December 31, 2017, we assert that such basis differences are indefinite in duration, and as a result, no deferred taxes have been provided.

As of December 31, 2017, 2016 and 2015, we had $26.9 million, $14.2 million and $12.2 million of gross unrecognized tax benefits, respectively. As of December 31, 2017, if such benefits were to be recognized, approximately $16.8 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

In millions	2017	2016	2015
Balance at January 1	$14.2	$12.2	$14.9
Increases in tax positions for prior years	1.7	2.0	0.0
Decreases in tax positions for prior years	—	(1.4)	(4.3)
Increases in tax positions for current year	11.9	1.9	1.9
Settlements	—	(0.2)	0.0
Lapse in statutes of limitation	(0.9)	(0.3)	(0.3)
Balance at December 31	$26.9	$14.2	$12.2

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities. The following table summarizes tax years that remain subject to examination by major jurisdiction:

	Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2014 - 2017	N/A
State	2013 - 2017	2014
Canada(1)	2010-2013; 2017	2014 - 2016
Germany(1)	2016 - 2017	2011 - 2015
France	2015 - 2017	2012
United Kingdom	2016 - 2017	N/A
Philippines	2015, 2017	2016
(1)	includes provincial or similar local jurisdictions, as applicable.

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

GLATFELTER 2017 FORM 10-K	43

or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the expiration of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $0.6 million. The majority of this range relates to tax positions taken in the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	As of or for the year ended December 31,
In millions	2017	2016	2015
Accrued interest payable	$0.8	$0.5	$0.6
Interest expense (income)	0.3	(0.1)	–
Penalties	–	–	–

9.	STOCK-BASED COMPENSATION

The P. H. Glatfelter Amended and Restated Long Term Incentive Plan (the “LTIP”) provides for the issuance of Glatfelter common stock to eligible participants in the form of restricted stock units, restricted stock awards, non-qualified stock options, performance shares, incentive stock options and performance units. As of December 31, 2017, there were 2,188,572 shares of common stock available for future issuance under the LTIP.

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

The following table summarizes RSU and PSA activity during the past three years:

Units	2017	2016	2015
Balance at January 1,	679,038	674,523	888,942
Granted	375,435	302,722	164,666
Forfeited	(96,306)	(148,232)	(92,183)
Shares delivered	(28,781)	(149,975)	(286,902)
Balance at December 31,	929,386	679,038	674,523

	2017	2016	2015
Compensation expense	$4,843	$3,154	$1,758

The amount granted in 2017, 2016 and 2015 includes 163,274, 199,693 and 105,017 PSAs, respectively, exclusive of reinvested dividends. The weighted average grant date fair value per unit for awards in 2017, 2016 and 2015 was $22.32, $18.08 and $24.62, respectively. As of December 31, 2017, unrecognized compensation expense for outstanding RSUs and PSAs totaled $6.7 million. The weighted average remaining period over which the expense will be recognized is 1.9 years.

Stock Only Stock Appreciation Rights The following table sets forth information related to outstanding SOSARS:

	2017		2016		2015
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,736,616	$17.64	2,199,742	$17.82	1,864,707	$16.20
Granted	—	—	743,925	17.54	423,590	24.62
Exercised	(157,140)	13.76	(61,190)	10.70	(70,347)	14.12
Canceled / forfeited	(17,630)	18.46	(145,861)	22.80	(18,208)	25.41
Outstanding at December 31,	2,561,846	$17.87	2,736,616	$17.64	2,199,742	$17.82
Exercisable at December 31,	2,011,075	17.56	1,740,591	16.19	1,504,599	14.48
Vested and expected to vest	2,561,846		2,725,611		2,178,708

SOSAR Grants
Weighted average grant date fair value per share	—		$4.07		$7.46
Aggregate grant date fair value (in thousands)	—		$3,013		$3,134
Black-Scholes assumptions
Dividend yield	—		2.85%		1.94%
Risk free rate of return	—		1.34%		1.64%
Volatility	—		31.97%		36.38%
Expected life	—		6		6
Compensation expense (in thousands)	$1,371		$2,735		$2,645

Under terms of the SOSAR, the recipients receive the right to receive a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period. No SOSARs were issued during 2017. As of December 31, 2017, the intrinsic value of SOSARs vested and expected to vest totaled $12.4 million and the remaining weighted average contractual life of outstanding SOSARs was 5.2 years.

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

GLATFELTER 2017 FORM 10-K	45

We also provide certain health care benefits to eligible U.S.-based retired employees. Participation in the plan is closed to any salaried employees hired after December 31, 2006. Participation is closed to any hourly union employees in our Pennsylvania operations hired after January 16, 2011. Hourly union employees in our Ohio operations are eligible to participate upon attaining age 55 with five years of service. These benefits include a comprehensive medical plan for retirees prior to age 65 and a fixed payment to certain retirees over age 65 to help defray the costs of Medicare. Claims are paid as reported.

	Pension Benefits		Other Benefits
In millions	2017	2016	2017	2016
Change in Benefit Obligation
Balance at beginning of year	$552.0	$541.9	$47.9	$51.0
Service cost	10.7	10.5	1.2	1.1
Interest cost	23.8	24.5	2.0	2.0
Plan amendments	4.1	5.5	—	—
Participant contributions	—	—	1.1	1.0
Actuarial (gain)/loss	45.5	17.0	1.5	(3.4)
Benefits paid	(36.5)	(22.9)	(3.0)	(3.8)
One-time settlement	—	(24.2)	—	—
Effect of currency rate changes	1.2	(0.3)	—	—
Balance at end of year	$600.8	$552.0	$50.7	$47.9

Change in Plan Assets
Fair value of plan assets at beginning of year	$610.7	$594.9	$—	$—
Actual return on plan assets	96.8	60.8	—	—
Total contributions	2.1	2.1	3.0	3.8
Benefits paid	(36.5)	(22.9)	(3.0)	(3.8)
One-time settlement	—	(24.2)	—	—
Fair value of plan assets at end of year	$673.1	610.7	—	—
Funded status at end of year	$72.3	$58.7	$(50.7)	$(47.9)

In 2016, we recorded a pension settlement charge of $7.3 million and settled $24.2 million of benefits in connection with a voluntary program offered to deferred vested terminated participants.

Amounts recognized in the consolidated balance sheets consist of the following as of December 31:

	Pension Benefits		Other Benefits
In millions	2017	2016	2017	2016
Other assets	$115.5	$96.7	$—	$—
Current liabilities	(2.2)	(2.0)	(3.5)	(3.2)
Other long-term liabilities	(41.0)	(36.0)	(47.2)	(44.7)
Net amount recognized	$72.3	$58.7	$(50.7)	$(47.9)

The components of amounts recognized as “Accumulated other comprehensive income” consist of the following on a pre-tax basis:

	Pension Benefits		Other Benefits
In millions	2017	2016	2017	2016
Prior service cost/(credit)	$16.1	$14.8	$(0.5)	$(0.6)
Net actuarial loss	145.6	165.9	(5.6)	(7.4)

The accumulated benefit obligation for all defined benefit pension plans was $584.3 million and $537.6 million at December 31, 2017 and 2016, respectively.

The weighted-average assumptions used in computing the benefit obligations above were as follows:

	Pension Benefits		Other Benefits
	2017	2016	2017	2016
Discount rate – benefit obligation	3.85%	4.43%	3.68%	4.18%
Future compensation growth rate	3.00	3.00	—	—

The discount rates set forth above were estimated based on the modeling of expected cash flows for each of our benefit plans and selecting a portfolio of high-quality debt instruments with maturities matching the respective cash flows of each plan. The resulting discount rates as of December 31, 2017 ranged from 1.90% to 4.55% for pension plans and from 4.02% to 4.21% for other benefit plans.

Information for pension plans with an accumulated benefit obligation in excess of plan assets was as follows:

In millions	2017	2016
Projected benefit obligation	$43.1	$37.9
Accumulated benefit obligation	38.6	34.6
Fair value of plan assets	—	—

Net periodic benefit cost includes the following components:

	Year Ended December 31
In millions	2017	2016	2015
Pension Benefits
Service cost	$10.7	$10.5	$11.6
Interest cost	23.8	24.5	23.3
Expected return on plan assets	(43.0)	(45.4)	(46.0)
Amortization of prior service cost	2.8	2.7	3.1
Amortization of actuarial loss	12.3	13.2	17.1
One-time settlement charge	—	7.3	—
Total net periodic benefit cost	$6.6	$12.8	$9.1

Other Benefits
Service cost	$1.2	$1.1	$1.4
Interest cost	2.0	2.0	2.0
Amortization of prior service cost/(credit)	(0.2)	(0.2)	(0.3)
Amortization of actuarial loss	(0.4)	(0.8)	0.2
Total net periodic benefit cost	$2.6	$2.1	$3.3

The prior service cost and actuarial net loss for our defined benefit pension plans that will be amortized from accumulated other comprehensive income (loss) into our results of operations as a component of net periodic benefit cost over the next fiscal year are $3.1 million and $13.5 million, respectively. The comparable amounts of expected amortization for other benefit plans are a credit of $0.2 million and $0.3 million, respectively.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss) were as follows:

	Year Ended December 31
In millions	2017	2016
Pension Benefits
Actuarial (gain) loss	$(8.3)	$1.4
Plan amendments	4.1	5.5
Recognized prior service cost	(2.8)	(2.7)
Recognized actuarial losses	(12.3)	(20.5)
Total recognized in other comprehensive loss	(19.3)	(16.3)
Total recognized in net periodic benefit cost and other comprehensive loss	$(12.7)	$(3.5)
Other Benefits
Actuarial (gain) loss	$1.5	$(3.4)
Amortization of prior service cost	0.2	0.2
Amortization of actuarial losses	0.4	0.8
Total recognized in other comprehensive (income) loss	2.1	(2.4)
Total recognized in net periodic benefit cost and other comprehensive (income) loss	$4.7	$(0.3)

The weighted-average assumptions used in computing the net periodic benefit cost information above were as follows:

	Year Ended December 31
	2017	2016	2015
Pension Benefits
Discount rate – benefit expense	4.43%	4.65%	4.21%
Future compensation growth rate	3.00	3.50	4.00
Expected long-term rate of return on plan assets	7.25	7.75	8.00

Other Benefits
Discount rate – benefit expense	4.18%	4.38%	3.89%

To develop the expected long-term rate of return assumption, we considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio.

Assumed health care cost trend rates used to determine benefit obligations at December 31 were as follows:

	2017	2016
Health care cost trend rate assumed for next year	6.20%	6.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.50	4.50
Year that the rate reaches the ultimate rate	2037	2037

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

GLATFELTER 2017 FORM 10-K	47

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

A formal asset allocation review is done periodically to ensure that the Plan has an appropriate asset allocation based on the Plan’s projected benefit obligations. It is expected that asset class performance will meet or exceed that of the assigned indices, and be at least at the median relative to other professionally managed accounts in its peer group. The target return for cash and cash equivalents is a return that at least equals that of the 90-day T-bills.

The Investment Policy statement lists specific categories of securities or activities that are prohibited including options, futures, commodities, hedge funds, limited partnerships, and our stock.

The table below presents the fair values of our benefit plan assets by level within the fair value hierarchy, as described in Note 2:

	December 31, 2017
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$214.9	$12.4	$202.5	$—
Small and mid cap	46.2	46.2	—	—
International equity	81.4	7.2	74.2	—
REIT	27.6	27.6	—	—
Fixed income	290.9	24.0	266.9	—
Cash and equivalents	12.1	0.1	12.0	—
Total	$673.1	$117.5	$555.6	$—

	December 31, 2016
In millions	Total	Level 1	Level 2	Level 3
Domestic Equity
Large cap	$201.9	$7.1	$194.8	$—
Small and mid cap	50.9	50.9	—	—
International equity	79.5	38.8	40.7	—
REIT	27.9	27.9	—	—
Fixed income	237.7	28.5	209.2	—
Cash and equivalents	12.8	—	12.8	—
Total	$610.7	$153.2	$457.5	$—

Cash Flow   We were not required to make contributions to our qualified pension plan in 2017 nor do we expect to make any to this plan in 2018. Benefit payments expected to be made in 2018 under our non-qualified pension plans and other benefit plans are summarized below:

In thousands
Nonqualified pension plans	$2,160
Other benefit plans	3,500

The following benefit payments under all pension and other benefit plans, and giving effect to expected future service, as appropriate, are expected to be paid:

In thousands	Pension Benefits	Other Benefits
2018	$41,106	$3,500
2019	39,993	4,129
2020	39,468	4,500
2021	39,375	4,663
2022	39,041	4,620
2023 through 2027	188,907	21,053

Defined Contribution Plans   We maintain 401(k) plans for certain hourly and salaried employees. Employees may contribute up to 50% of their earnings, subject to certain restrictions. Through November 2015, we matched a portion of the employee’s contribution, subject to certain limitations, in the form of shares of Glatfelter common stock out of treasury. Company matches are now made in cash. The expense associated with our 401(k) match was $2.3 million, $2.0 million and $2.1 million in 2017, 2016 and 2015, respectively.

11.	INVENTORIES

Inventories, net of reserves were as follows:

	December 31
In thousands	2017	2016
Raw materials	$60,806	$66,359
In-process and finished	116,678	112,507
Supplies	74,580	70,803
Total	$252,064	$249,669

We value all of our U.S. inventories, excluding supplies, on the LIFO method. If we had valued these inventories using the first-in, first-out method, inventories would have been $22.7 million and $21.3 million higher than reported at December 31, 2017 and 2016, respectively.

12.	PLANT, EQUIPMENT AND TIMBERLANDS

Plant, equipment and timberlands at December 31 were as follows:

In thousands	2017	2016
Land and buildings	$221,436	$192,877
Machinery and equipment	1,484,545	1,335,669
Furniture, fixtures, and other	174,462	142,110
Accumulated depreciation	(1,125,203)	(1,036,825)
	755,240	633,831
Construction in progress	105,673	137,665
Timberlands, less depletion	4,830	4,402
Total	$865,743	$775,898

As of December 31, 2017 and 2016, we had $21.0 million and $24.3 million, respectively, of accrued capital expenditures.

The following table sets forth amounts of interest expense capitalized in connection with major capital projects:

	Year Ended December 31
	2017	2016	2015
Interest cost incurred	$19,852	$17,431	$17,815
Interest capitalized	2,080	1,609	351
Interest expense	$17,772	$15,822	$17,464

13.	GOODWILL AND INTANGIBLE ASSETS

The following table sets forth information with respect to goodwill and other intangible assets:

	December 31
In thousands	2017	2016
Goodwill – Composite Fibers	$82,744	$73,094

Specialty Papers
Customer relationships	$6,155	$6,155
Composite Fibers
Tradename	4,773	4,195
Technology and related	40,686	35,874
Customer relationships and related	36,705	32,310
Advanced Airlaid Materials
Technology and related	1,488	1,377
Customer relationships and related	3,001	2,638
Total intangibles	92,808	82,549
Accumulated amortization	(33,949)	(26,290)
Net intangibles	$58,859	$56,259

The change in the gross value of goodwill and intangible assets was due to currency translation adjustments. Other than non-amortizable goodwill and tradename, intangible assets are amortized on a straight-line basis. Customer relationships are amortized over periods ranging from 10 years to 14 years and technology and related intangible assets are amortized over periods ranging from 14 years to 20 years. The following table sets forth information pertaining to amortization of intangible assets:

In thousands	2017	2016	2015
Aggregate amortization expense:	$4,773	$4,852	$5,340
Estimated amortization expense:
2018	4,773
2019	4,773
2020	4,639
2021	4,254
2022	4,139

The remaining weighted average useful life of intangible assets was 12.2 years at December 31, 2017.

14.	OTHER LONG-TERM ASSETS

Other long-term assets consist of the following:

	December 31
In thousands	2017	2016
Pension	$115,482	$96,699
Other	22,996	25,050
Total	$138,478	$121,749

GLATFELTER 2017 FORM 10-K	49

15.	OTHER CURRENT LIABILITIES

Other current liabilities consist of the following:

	December 31
In thousands	2017	2016
Accrued payroll and benefits	$39,375	$48,306
Other accrued compensation and retirement benefits	7,864	6,828
Income taxes payable	1,927	211
Accrued rebates	16,126	14,329
Other accrued expenses	45,930	49,576
Total	$111,222	$119,250

16.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	December 31
In thousands	2017	2016
Revolving credit facility, due Mar. 2020	$171,200	$61,595
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	7,710	8,282
2.05% Term Loan, due Mar. 2023	33,607	35,163
1.30% Term Loan, due Jun. 2023	9,423	9,788
1.55% Term Loan, due Sep. 2025	11,390	10,333
Total long-term debt	483,330	375,161
Less current portion	(11,298)	(8,961)
Unamortized deferred issuance costs	(1,934)	(2,553)
Long-term debt, net of current portion	$470,098	$363,647

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of December 31, 2017, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement was 2.5x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Agreement at maturity or a default under the Revolving Credit Agreement that accelerates the debt outstanding thereunder. As of December 31, 2017, we met all of the requirements of our debt covenants.

Glatfelter Gernsbach GmbH & Co. KG (“Gernsbach”), a wholly-owned subsidiary of ours, entered into a series of borrowing agreements with IKB Deutsche Industriebank AG, Düsseldorf (“IKB”) as summarized below:

Amounts in thousands	Original Principal	Interest Rate	Maturity
Borrowing date
Apr. 11, 2013	€42,700	2.05%	Mar. 2023
Sep. 4, 2014	10,000	2.40%	Jun. 2022
Oct. 10, 2015	2,608	1.55%	Sep. 2025
Apr. 26, 2016	10,000	1.30%	Jun. 2023
May 4, 2016	7,195	1.55%	Sep. 2025

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

Aggregated unamortized deferred debt issuance costs incurred in connection with all of our outstanding debt totaled $3.0 million at December 31, 2017. The deferred costs are being amortized on a straight line basis over the life of the underlying instruments. Amortization expense related to deferred debt issuance costs totaled $1.2 million in 2017.

The following schedule sets forth the amortization of our term loan agreements together with the maturity of our other long-term debt during the indicated year.

In thousands
2018	$11,298
2019	11,297
2020	432,497
2021	11,297
2022	10,441
Thereafter	6,500

P. H. Glatfelter Company guarantees all debt obligations of its subsidiaries. All such obligations are recorded in these consolidated financial statements.

As of December 31, 2017 and 2016, we had $5.2 million and $5.1 million, respectively, of letters of credit issued to us by certain financial institutions. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivable and short-term debt approximate fair value. The following table sets forth the carrying value and fair value of long-term debt as of December 31:

	2017		2016
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$171,200	$171,200	$61,595	$61,595
Fixed-rate bonds	250,000	253,823	250,000	256,563
2.40% Term loan	7,710	7,889	8,282	8,877
2.05% Term loan	33,607	34,122	35,163	37,089
1.30% Term Loan	9,423	9,370	9,788	10,062
1.55% Term loan	11,390	11,320	10,333	10,082
Total	$483,330	$487,724	$375,161	$384,268

As of December 31, 2017 and 2016, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded. Accordingly, the values set forth above for the bonds, as well as our other debt instruments, are based on observable inputs and other relevant market data (Level 2). The fair value of financial derivatives is set forth below in Note 18.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges  We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred over a maximum of eighteen months. Currency forward contracts involve fixing the EUR-USD exchange rate or USD-CAD for delivery of a specified amount of foreign currency on a specified date.

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

GLATFELTER 2017 FORM 10-K	51

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

	December 31
In thousands	2017	2016
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	19,047	—
Euro / British Pound	13,586	10,373
Euro / U.S. Dollar	1,048	—
U.S. Dollar / Euro	946	—

Sell/Buy - buy notional
Euro / Philippine Peso	890,096	699,279
British Pound / Philippine Peso	797,496	557,025
Euro / U.S. Dollar	60,519	43,951
U.S. Dollar / Canadian Dollar	32,265	35,290
British Pound / Euro	335	—
U.S. Dollar / Euro	4,253	15,379

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

	December 31
In thousands	2017	2016
Derivative
Sell/Buy - sell notional
U.S. Dollar / Euro	—	—
U.S. Dollar / British Pound	17,500	10,500
Euro / British Pound	—	—
British Pound / Euro	1,000	2,500

Sell/Buy - buy notional
Euro / U.S. Dollar	4,500	3,500
British Pound / Euro	13,000	18,500

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements

The following table summarizes the fair values of derivative instruments as of December 31 for the year indicated and the line items in the accompanying consolidated balance sheets where the instruments are recorded:

	December 31		December 31
In thousands	2017	2016	2017	2016
	Prepaid Expenses and Other		Other Current
Balance sheet caption	Current Assets		Liabilities
Designated as hedging:
Forward foreign currency exchange contracts	$1,066	$2,625	$4,787	$1,493
Not designated as hedging:
Forward foreign currency exchange contracts	$151	$60	$43	$104

The amounts set forth in the table above represent the net asset or liability giving effect to rights of offset with each counterparty.

The following table summarizes the amount of income or loss from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying consolidated statements of income where the results are recorded:

	Year ended December 31
In thousands	2017	2016	2015
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$532	$(551)	$5,752
Ineffective portion – other – net	182	(166)	(152)
Not designated as hedging:
Forward foreign currency exchange contracts:
Other – net	$882	$806	$599

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income is as follows:

In thousands	2017	2016
Balance at January 1,	$1,882	$(178)
Deferred (losses) gains on cash flow hedges	(6,990)	1,509
Reclassified to earnings	(532)	551
Balance at December 31,	$(5,640)	$1,882

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

19.	SHAREHOLDERS’ EQUITY

The following table summarizes outstanding shares of common stock:

	Year ended December 31
In thousands	2017	2016	2015
Shares outstanding at beginning of year	43,550	43,420	43,054
Treasury shares issued for:
Restricted stock awards	28	108	206
401(k) plan	—	—	134
Employee stock options exercised	36	22	26
Shares outstanding at end of year	43,614	43,550	43,420

20.	COMMITMENTS, CONTINGENCIES AND LEGAL PROCEEDINGS

Contractual Commitments The following table summarizes the minimum annual payments due on noncancelable operating leases and other similar contractual obligations having initial or remaining terms in excess of one year:

In thousands	Leases	Other
2018	$12,683	$115,710
2019	5,926	31,415
2020	4,393	18,674
2021	3,276	1,705
2022	2,932	4
Thereafter	8,431	1

Other contractual obligations primarily represent minimum purchase commitments under energy supply contracts and other purchase obligations.

At December 31, 2017, required minimum annual payments due under operating leases and other similar contractual obligations aggregated $37.6 million and $167.5 million, respectively.

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

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The majority of that work to date has been funded or conducted by parties other than us. Prior to the UAO we contributed to a project in that area. Since the issuance of the UAO we have conducted about $13.4

GLATFELTER 2017 FORM 10-K	53

million of cleanup work under the UAO in 2015 and 2016. The cleanup is expected to continue through 2019. However, as discussed below, under a consent decree between the United States, Wisconsin, NCR and Appvion we are not responsible for any additional cleanup at the Site.

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

On appeal, the United States Court of Appeals for the Seventh Circuit affirmed the district court’s ruling, holding that if knowledge and fault were the only equitable factors governing allocation of costs and NRDs at the Site, NCR would owe 100% of all costs and damages in OU2-5, but would not have a share of costs in OU1 -- which is upstream of the outfall of the facilities for which NCR is responsible -- solely as an “arranger for disposal” of PCB-containing waste paper by recycling it at our mill. However, the court of appeals vacated the judgment and remanded the case for the district court’s further consideration of whether any other equitable factors might cause the district court to alter its allocation to something less than 100% to NCR.

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

On January 17, 2017, the United States filed a consent decree with the federal district court among the United States, Wisconsin, NCR, and Appvion (the “NCR/Appvion consent decree”) under which NCR would agree to complete the remaining cleanup and both NCR and Appvion would agree not to seek to recover from us or anyone else any amounts they have spent or will spend, and we and others would be barred from seeking claims against NCR or Appvion. On March 29, 2017, the United States moved for entry of a somewhat revised version of the NCR/Appvion consent decree, which the federal district court entered on August 23, 2017. Under the consent decree, if it were to withstand appeal, we would only face exposure to: (i) government past oversight costs, (ii) government future oversight costs, (iii) long term monitoring and maintenance, and (iv) depending on the reason, a further remedy if necessary in the event the currently ordered remedy fails, over 30 or more years, to achieve its objectives. As the result of earlier settlements, Georgia Pacific is only jointly liable with us to the Governments for monitoring and maintenance costs incurred in the most downstream three miles of the river (“OU4b”) and the bay of Green Bay (“OU5”).

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

On October 20, 2017, we appealed the district court’s approval of the NCR/Appvion consent decree. We contend that the court did not do what was required to properly conclude that the NCR/Appvion consent decree was substantially fair to us. We contend that the consent decree was unfair to us because the costs we have already incurred and the costs that we would have to incur were the NCR/Appvion consent decree to remain in effect would exceed our fair share of costs for this site. If we prevail on appeal, the circumstances that caused us to prevail would lead us to anticipate that, while all costs would again be subject to reallocation, that reallocation to be in our favor.

Cost estimates. The NCR/Appvion consent decree, as revised, states that all parties combined have spent more than $1 billion through March 2017 towards remedial actions and NRDs, of which we have contributed approximately $75 million. In addition, work to complete the remaining site remedy under the UAO was anticipated to cost approximately $200 million at the beginning of the 2017 remediation season. So long as the NCR/Appvion consent decree remains in effect, we are not exposed to reallocation of any of those amounts, and no other party will be exposed to reallocation of any of the amounts that we have incurred or may incur in the future.

So long as the NCR/Appvion consent decree remains in effect, we (and not NCR) would remain responsible for the Governments’ unreimbursed past costs. Many parties have entered into settlements with the Governments over time, including us, that have called for payments of cash or in-kind provision of natural resource restoration projects. Certain amounts were allocated to the United States and the State to reimburse their costs, and other amounts were allocated to the Natural Resource Damages Assessment and Restoration (“NRDAR”) Fund to pay for natural resource damages assessment, if any, and restoration projects. The Governments may not recover costs from us that anyone has reimbursed previously. As of the end of 2015, the United States claimed to have incurred about $34 million in unreimbursed costs, an amount that we dispute. The State had no unreimbursed costs, and had on hand approximately $4 million of unspent settlement money. Further, the NRDAR Fund had received what the Governments claim to have been approximately $104 million in settlement payments, of which more than $60 million remained unspent. On February 5, 2018, the district court decided that the Governments’ recovery of costs would be reduced by the funds held by the State at the end of 2015 and by any amount by which the Governments had applied settlement payments to natural resource damages in excess of the actual amount of natural resource damages. We contend that the natural resource restoration projects already constructed fully compensate the public for any natural resource damages, and therefore that the entire unspent balance in the NRDAR Fund remains as an off-set, an amount likely to exceed all of the Governments’ past and future costs of response. The Governments disagree. No date has yet been set for trial of the issue.

So long as the NCR/Appvion consent decree remains in effect, we would also remain subject to our obligations under the OU1 consent decree, which now consist of long term monitoring and maintenance that we expect earlier contributions to the OU1 escrow account to fund these costs. Furthermore, we, along with Georgia Pacific, but not NCR, would be responsible for long term monitoring and maintenance required pursuant to the Lower Fox River 100% Remedial Design Report dated December 2009 – Long Term Monitoring Plan (the “Plan”). The Plan requires long term monitoring of each of OU2 through OU5 over a period of at least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. Each operable unit is required to be monitored; however, because of our settlement with Georgia Pacific, our obligations are in OU1-OU4a. Although we are unable to determine with certainty the timing of cash expenditures for the above matters, they are reasonably likely to extend over a period of at least 30 years.

Reserves for the Site. Our reserve for all remaining claims against us relating to PCB contamination is set forth below:

	Year ended December 31
In thousands	2017	2016
Balance at January 1,	$52,788	$17,105
Payments	(9,644)	(4,317)
Accruals	-	40,000
Balance at December 31,	$43,144	$52,788

The payments set forth above represent cash paid towards completion of remediation activities in connection with the 2016 and 2015 Work Plans, the Georgia-Pacific settlement and ongoing monitoring activities. Of our total reserve for the Fox River, $28.5 million is recorded in the accompanying December 31,

GLATFELTER 2017 FORM 10-K	55

2017 consolidated balance sheet under the caption “Environmental liabilities” and the remaining $14.6 million is recorded under the caption “Other long term liabilities.”

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

21.	SEGMENT AND GEOGRAPHIC INFORMATION

The following tables set forth profitability and other information by business unit:

For the year ended December 31, 2017	Composite	Advanced Airlaid	Specialty	Other and
In millions	Fibers	Materials	Papers	Unallocated	Total
Net sales	$544.3	$256.1	$790.9	$—	$1,591.3
Energy and related sales, net	—	—	5.1	—	5.1
Total revenue	544.3	256.1	796.0	—	1,596.4
Cost of products sold	437.6	216.7	734.2	15.4	1,403.9
Gross profit	106.7	39.4	61.8	(15.4)	192.5
SG&A	44.4	9.3	46.4	34.3	134.4
Loss on dispositions of plant, equipment and timberlands, net	—	—	—	—	—
Total operating income (loss)	62.3	30.1	15.4	(49.7)	58.1
Non-operating expense	—	—	—	(18.8)	(18.8)
Income (loss) before income taxes	$62.3	$30.1	$15.4	$(68.5)	$39.3
Supplementary Data
Plant, equipment and timberlands, net	$254.0	$235.6	$360.5	$15.6	$865.7
Depreciation, depletion and amortization	28.3	9.6	30.8	7.3	76.0
Capital expenditures	15.9	50.6	51.5	14.3	132.3

For the year ended December 31, 2016	Composite	Advanced Airlaid	Specialty	Other and
In millions	Fibers	Materials	Papers	Unallocated	Total
Net sales	$517.0	$244.3	$843.6	$—	$1,604.8
Energy and related sales, net	—	—	6.1	—	6.1
Total revenue	517.0	244.3	849.7	—	1,610.9
Cost of products sold	416.4	209.5	752.6	13.9	1,392.3
Gross profit	100.6	34.8	97.1	(13.9)	218.7
SG&A	46.3	8.4	55.9	80.1	190.7
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	0.2	0.2
Total operating income (loss)	54.3	26.4	41.2	(94.2)	27.8
Non-operating expense	—	—	—	(16.9)	(16.9)
Income (loss) before income taxes	$54.3	$26.4	$41.2	$(111.1)	$10.9
Supplementary Data
Plant, equipment and timberlands, net	$235.1	$179.3	$352.9	$8.6	$775.9
Depreciation, depletion and amortization	27.8	9.0	26.3	2.7	65.8
Capital expenditures	18.8	36.8	99.0	5.6	160.2

For the year ended December 31, 2015	Composite	Advanced Airlaid	Specialty	Other and
In millions	Fibers	Materials	Papers	Unallocated	Total
Net sales	$541.5	$244.6	$875.0	$—	$1,661.1
Energy and related sales, net	—	—	5.7	—	5.7
Total revenue	541.5	244.6	880.7	—	1,666.8
Cost of products sold	434.4	215.7	804.5	9.2	1,463.8
Gross profit	107.1	28.9	76.2	(9.2)	203.0
SG&A	45.7	7.6	43.3	31.0	127.7
Gains on dispositions of plant, equipment and timberlands, net	—	—	—	(21.1)	(21.1)
Total operating income (loss)	61.4	21.3	32.9	(19.1)	96.4
Non-operating expense	—	—	—	(17.8)	(17.8)
Income (loss) before income taxes	$61.4	$21.3	$32.9	$(36.9)	$78.6
Supplementary Data
Plant, equipment and timberlands, net	$258.1	$153.5	$282.0	$5.7	$698.9
Depreciation, depletion and amortization	26.2	8.8	26.0	2.2	63.2
Capital expenditures	26.8	7.8	63.5	1.8	99.9

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER 2017 FORM 10-K	57

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
•

Technical Specialties a diverse line of special paper products used in applications such as electrical energy storage, transport and transmission, wipes, and other highly-engineered fiber-based applications;

•	Composite Laminate paper used in production of decorative laminates, furniture, and flooring applications; and
•	Metallized products used in labels, packaging liners, gift wrap, and other consumer product applications.

Composite Fibers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2017	2016	2015
Food & beverage	$268,474	$258,463	$274,865
Wallcovering	103,011	90,767	91,620
Technical specialties and other	76,991	71,558	71,689
Composite laminates	38,696	35,107	34,897
Metallized	57,088	61,059	68,397
Total	$544,260	$516,954	$541,468

The Advanced Airlaid Materials business unit is a leading global supplier of highly absorbent cellulose-based airlaid nonwoven materials primarily used to manufacture consumer products for growing global end-user markets. These products include:

•	feminine hygiene;
•	specialty wipes;
•	adult incontinence;
•	home care; and
•	other consumer products.

Advanced Airlaid Materials’ revenue composition by market consisted of the following for the years indicated:

In thousands	2017	2016	2015
Feminine hygiene	$179,670	$173,902	$182,048
Specialty wipes	29,519	25,206	22,950
Adult incontinence	14,425	12,281	10,720
Home care	13,029	12,630	13,345
Other	19,458	20,243	15,526
Total	$256,101	$244,262	$244,589

Our Specialty Papers business unit focuses on producing papers for the following markets:

•	Carbonless & non-carbonless forms papers for credit card receipts, multi-part forms, security papers and other end-user applications;
•	Engineered products for high speed ink jet printing, office specialty products, greeting cards, and other niche specialty applications;
•	Envelope and converting papers primarily utilized for transactional and direct mail envelopes; and
•	Book publishing papers for the production of high quality hardbound books and other book publishing needs.

Specialty Papers’ revenue composition by market consisted of the following for the years indicated:

In thousands	2017	2016	2015
Carbonless & forms	$292,071	$319,648	$349,831
Engineered products	189,930	189,463	190,943
Envelope & converting	154,291	173,362	178,067
Book publishing	152,576	157,541	152,647
Other	2,067	3,568	3,538
Total	$790,935	$843,582	$875,026

No individual customer accounted for more than 10% of our consolidated net sales in 2017, 2016 and 2015. However, one customer accounted for the majority of Advanced Airlaid Materials’ net sales in each of the past three years ended December 31, 2017.

Our net sales to external customers and location of net plant, equipment and timberlands are summarized below. Net sales are attributed to countries based upon origin of shipment.

	2017		2016		2015
In thousands	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net	Net sales	Plant, Equipment and Timberlands – Net
United States	$880,708	$456,223	$918,567	$391,977	$959,730	$287,447
Germany	450,668	240,932	427,520	220,380	444,009	232,340
United Kingdom	76,594	55,495	78,759	51,903	86,442	62,931
Canada	120,434	78,220	115,902	79,727	118,568	81,201
Other	62,893	34,873	64,049	31,911	52,335	34,945
Total	$1,591,297	$865,743	$1,604,797	$775,898	$1,661,084	$698,864

22.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

The following presents our condensed consolidating statements of income, including comprehensive income and cash flows for the years ended December 31, 2017, 2016 and 2015 and our condensed consolidating balance sheets as of December 31, 2017 and 2016.

Condensed Consolidating Statement of Income for the

year ended December 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$790,933	$89,787	$798,603	$(88,026)	$1,591,297
Energy and related sales, net	5,126	—	—	—	5,126
Total revenues	796,059	89,787	798,603	(88,026)	1,596,423
Costs of products sold	747,736	85,196	659,007	(88,026)	1,403,913
Gross profit	48,323	4,591	139,596	—	192,510
Selling, general and administrative
expenses	69,483	2,598	62,313	—	134,394
(Gain) loss on dispositions of plant
equipment and timberlands, net	223	(188)	(9)	—	26
Operating income (loss)	(21,383)	2,181	77,292	—	58,090
Other non-operating
income (expense)
Interest expense	(20,394)	(971)	(1,801)	5,394	(17,772)
Interest income	599	4,947	85	(5,394)	237
Equity in earnings of subsidiaries	18,864	60,871	—	(79,735)	—
Other, net	2,241	(6,776)	3,315	—	(1,220)
Total other non-operating
income (expense)	1,310	58,071	1,599	(79,735)	(18,755)
Income (loss) before income taxes	(20,073)	60,252	78,891	(79,735)	39,335
Income tax provision (benefit)	(27,987)	41,388	18,020	—	31,421
Net income	7,914	18,864	60,871	(79,735)	7,914
Other comprehensive income	63,931	52,290	51,828	(104,118)	63,931
Comprehensive income	$71,845	$71,154	$112,699	$(183,853)	$71,845

GLATFELTER 2017 FORM 10-K	59

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

Condensed Consolidating Statement of Income for the

year ended December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$875,026	$84,704	$779,380	$(78,026)	$1,661,084
Energy and related sales, net	5,664	—	—	—	5,664
Total revenues	880,690	84,704	779,380	(78,026)	1,666,748
Costs of products sold	811,329	80,455	650,025	(78,026)	1,463,783
Gross profit	69,361	4,249	129,355	—	202,965
Selling, general and administrative
expenses	71,751	821	55,134	—	127,706
Gain on dispositions of plant
equipment and timberlands, net	(19,720)	(1,183)	(210)	—	(21,113)
Operating income	17,330	4,611	74,431	—	96,372
Other non-operating
income (expense)
Interest expense	(18,147)	—	(36,859)	37,542	(17,464)
Interest income	673	37,127	26	(37,543)	283
Equity in earnings of subsidiaries	61,946	24,737	—	(86,683)	—
Other, net	(3,389)	(1,471)	4,245	—	(615)
Total other non-operating
income (expense)	41,083	60,393	(32,588)	(86,684)	(17,796)
Income before income taxes	58,413	65,004	41,843	(86,684)	78,576
Income tax provision (benefit)	(6,162)	2,922	17,241	—	14,001
Net income	64,575	62,082	24,602	(86,684)	64,575
Other comprehensive income (loss)	(35,616)	(41,010)	29,680	11,330	(35,616)
Comprehensive income	$28,959	$21,072	$54,282	$(75,354)	$28,959

Condensed Consolidating Balance Sheet as of December 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,292	$720	$114,207	$—	$116,219
Other current assets	249,293	217,822	279,626	(277,989)	468,752
Plant, equipment and timberlands, net	375,231	80,992	409,520	—	865,743
Investments in subsidiaries	829,895	653,128	—	(1,483,023)	—
Other assets	139,552	—	140,529	—	280,081
Total assets	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795
Liabilities and Shareholders' Equity
Current liabilities	$402,787	$54,640	$167,738	$(277,989)	$347,176
Long-term debt	368,496	51,000	50,602	—	470,098
Deferred income taxes	14,081	16,814	52,676	—	83,571
Other long-term liabilities	100,971	313	19,738	—	121,022
Total liabilities	886,335	122,767	290,754	(277,989)	1,021,867
Shareholders’ equity	708,928	829,895	653,128	(1,483,023)	708,928
Total liabilities and shareholders’ equity	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795

Condensed Consolidating Balance Sheet as of December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$5,082	$1,461	$48,901	$—	$55,444
Other current assets	206,002	256,289	242,187	(265,663)	438,815
Plant, equipment and timberlands, net	360,521	31,455	383,922	—	775,898
Investments in subsidiaries	789,565	540,029	—	(1,329,594)	—
Other assets	123,010	—	128,092	—	251,102
Total assets	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259
Liabilities and Shareholders' Equity
Current liabilities	$426,628	$26,085	$135,961	$(265,663)	$323,011
Long-term debt	283,686	14,000	65,961	—	363,647
Deferred income taxes	10,221	(729)	45,503	—	54,995
Other long-term liabilities	109,819	313	15,648	—	125,780
Total liabilities	830,354	39,669	263,073	(265,663)	867,433
Shareholders’ equity	653,826	789,565	540,029	(1,329,594)	653,826
Total liabilities and shareholders’ equity	$1,484,180	$829,234	$803,102	$(1,595,257)	$1,521,259

GLATFELTER 2017 FORM 10-K	61

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(4,259)	$(3,506)	$112,027	$—	$104,262
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(65,822)	(45,644)	(20,838)	—	(132,304)
Proceeds from disposals of plant, equipment and timberlands, net	11	209	8	—	228
Repayments from intercompany loans	—	12,000	—	(12,000)	—
Advances of intercompany loans	—	(14,400)	—	14,400	—
Intercompany capital contributed	(14,000)	(400)	—	14,400	—
Acquisitions, net of cash acquired	—	—	—	—	—
Other	(243)	—	—	—	(243)
Total investing activities	(80,054)	(48,235)	(20,830)	16,800	(132,319)
Financing activities
Net long-term borrowings	84,200	37,000	(21,535)	—	99,665
Payment of dividends to shareholders	(22,480)	—	—	—	(22,480)
Repayments of intercompany loans	—	—	(12,000)	12,000	—
Borrowings of intercompany loans	14,400	—	—	(14,400)	—
Intercompany capital received	—	14,000	400	(14,400)	—
Proceeds from government grants	4,875	—	—	—	4,875
Payments related to share-based compensation awards and other	(472)	—	—	—	(472)
Total financing activities	80,523	51,000	(33,135)	(16,800)	81,588
Effect of exchange rate on cash	—	—	7,244	—	7,244
Net increase (decrease) in cash	(3,790)	(741)	65,306	—	60,775
Cash at the beginning of period	5,082	1,461	48,901	—	55,444
Cash at the end of period	$1,292	$720	$114,207	$—	$116,219

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2016

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$33,109	$1,275	$81,726	$—	$116,110
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(104,595)	(30,682)	(24,881)	—	(160,158)
Proceeds from disposals of plant, equipment and timberlands, net	41	—	29	—	70
Repayments from intercompany loans	—	15,601	—	(15,601)	—
Advances of intercompany loans	—	(18,330)	—	18,330	—
Intercompany capital (contributed) returned	(17,000)	(500)	—	17,500	—
Other	(800)	—	—	—	(800)
Total investing activities	(122,354)	(33,911)	(24,852)	20,229	(160,888)
Financing activities
Net repayments of indebtedness	36,000	14,000	(35,886)	—	14,114
Payments of borrowing costs	(136)	—	—	—	(136)
Payment of dividends to shareholders	(21,589)	—	—	—	(21,589)
Repayments of intercompany loans	—	—	(15,601)	15,601	—
Borrowings of intercompany loans	18,330	—	—	(18,330)	—
Intercompany capital (returned) received	—	17,000	500	(17,500)	—
Payment of intercompany dividend	—	632	(632)	—	—
Proceeds from government grants	3,582	2,000	—	—	5,582
Payments related to share-based compensation awards and other	(990)	—	—	—	(990)
Total financing activities	35,197	33,632	(51,619)	(20,229)	(3,019)
Effect of exchange rate on cash	—	—	(2,063)	—	(2,063)
Net increase (decrease) in cash	(54,048)	996	3,192	—	(49,860)
Cash at the beginning of period	59,130	465	45,709	—	105,304
Cash at the end of period	$5,082	$1,461	$48,901	$—	$55,444

Condensed Consolidating Statement of Cash Flows for the year ended December 31, 2015

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$34,391	$627	$98,725	$—	$133,743
Investing activities
Expenditures for plant, equipment and timberlands	(65,265)	(109)	(34,515)	—	(99,889)
Proceeds from disposal plant, equipment and timberlands, net	22,741	1,213	505	—	24,459
Repayments from intercompany loans	—	57,855	—	(57,855)	—
Advances of intercompany loans	—	(49,230)	—	49,230	—
Intercompany capital contributed, net	10,100	(300)	—	(9,800)	—
Acquisitions, net of cash acquired	—	—	(224)	—	(224)
Other	(1,600)	—	—	—	(1,600)
Total investing activities	(34,024)	9,429	(34,234)	(18,425)	(77,254)
Financing activities
Net proceeds from indebtedness	—	—	(24,650)	—	(24,650)
Payments of note offering costs	(1,329)	—	—	—	(1,329)
Payment of dividends to shareholders	(20,443)	—	—	—	(20,443)
Repayments of intercompany loans	(9,158)	—	(48,697)	57,855	—
Borrowings of intercompany loans	49,230	—	—	(49,230)	—
Intercompany capital (returned) received	—	(10,100)	300	9,800	—
Proceeds from government grants	421	—	—	—	421
Payments related to share-based compensation awards and other	(2,166)	—	151	—	(2,015)
Total financing activities	16,555	(10,100)	(72,896)	18,425	(48,016)
Effect of exchange rate on cash	—	—	(3,006)	—	(3,006)
Net increase (decrease) in cash	16,922	(44)	(11,411)	—	5,467
Cash at the beginning of period	42,208	509	57,120	—	99,837
Cash at the end of period	$59,130	$465	$45,709	$—	$105,304

23.	QUARTERLY RESULTS (UNAUDITED)

							Earnings (loss)
In thousands,	Net sales		Gross profit		Net income (loss)		per share
except per share	2017	2016	2017	2016	2017	2016	2017	2016
First	$390,713	$402,218	$56,929	$57,843	$11,603	$16,168	$0.26	$0.37
Second	387,342	406,413	30,436	42,723	(5,714)	1,965	(0.13)	0.04
Third	413,325	405,301	54,735	61,170	12,105	19,601	0.27	0.44
Fourth	399,917	390,865	50,410	56,867	(10,080)	(16,180)	(0.23)	(0.37)

GLATFELTER 2017 FORM 10-K	63

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer have, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of December 31, 2017, concluded that, as of the evaluation date, our disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Management’s report on the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) and the related report of our independent registered public accounting firm are included in Item 8 – Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2017, we completed the implementation of a new enterprise resource planning and manufacturing system for our Advanced Airlaid Materials’ North America locations. There were no other changes in our internal control over financial reporting during the three months ended December 31, 2017, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors The information with respect to directors required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2018. Our board of directors has determined that, based on the relevant experience of the members of the Audit Committee, two of the four members are audit committee financial experts as this term is set forth in the applicable regulations of the SEC.

Executive Officers of the Registrant The information with respect to the executive officers required under this Item is incorporated herein by reference to “Executive Officers” as set forth in Part I, page 11 of this report.

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

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2018.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2018.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2018.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this Item is incorporated herein by reference to our Proxy Statement, to be dated on or about March 30, 2018.

Our Chief Executive Officer has certified to the New York Stock Exchange that he is not aware of any violations by the Company of the NYSE corporate governance listing standards.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.		Our Consolidated Financial Statements as follows are included in Part II, Item 8:
		i.	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015
		ii.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015
		iii.	Consolidated Balance Sheets as of December 31, 2017 and 2016
		iv.	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
		v.	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2017, 2016 and 2015
		vi.	Notes to Consolidated Financial Statements
	2.		Financial Statement Schedules (Consolidated) included in Part IV:
		i.	Schedule II ‑Valuation and Qualifying Accounts - For each of the three years ended December 31, 2017

(b)	Exhibit Index

Exhibit Number	Description of Documents	Incorporated by Reference to
		Exhibit	Filing
2.1	Share Purchase Agreement, dated March 13, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. (as purchaser), P H. Glatfelter Company (as purchaser guarantor), Fortress Security Papers AG (as vendor) and Fortress Paper Ltd. (as vendor guarantor) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be provided to the Securities and Exchange Commission upon request).	2.1	Form 10-Q filed May 9, 2013
3.1	Articles of Incorporation, as amended through December 20, 2007 (restated for the purpose of filing on EDGAR).	3(b)	Form 10-K filed March 13, 2008
3.2	Amended and Restated By‑Laws of P. H. Glatfelter Company, as amended, dated December 15, 2016	3.2	Form 10-K filed February 24, 2017
4.1	Indenture, dated as of October 3, 2012, by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and U.S. Bank National Association, as Trustee, relating to 5.375% Senior Notes due 2020.	4.1	Form 8-K filed October 3, 2012
4.2	First Supplemental Indenture dated as of October 27, 2015 by and among P. H. Glatfelter Company, the Subsidiary Guarantors named therein and US Bank National Association, as Trustee.	4.2	Form 10-K filed February 26, 2016
10.1	Second Amended and Restated Credit Agreement, dated as of March 12, 2015, by and among the Company, certain of its subsidiaries as borrowers and certain of its subsidiaries as guarantors and PNC Bank, National Association, as administrative agent, PNC Capital Markets LLC, J.P. Morgan Securities LLC and HSBC Bank USA, N.A., as joint lead arrangers and joint bookrunners, and JPMorgan Chase Bank, N.A. and HSBC Bank USA, N.A., as co-syndication agents, and Cobank, ACB, Bank of America, N.A. and Manufacturers and Traders Trust Company, as co-documentation agents.	10.1	Form 8-K filed March 16, 2015
10.2	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 1, 2017, by and among P. H. Glatfelter Company, the Lenders party thereto, and PNC Bank, National Association, in its capacity as administrative agent for the Lenders.	10.1	Form 8-K filed on February 6, 2017
10.3	Loan Agreement, dated April 11, 2013, by and among Glatfelter Gernsbach GmbH & Co. KG. and IKB Deutsche Industriebank AG, Düsseldorf	10.1	Form 10-Q filed May 9, 2013
10.4	Guaranty, dated April 17, 2013, executed by P. H. Glatfelter Company (as Guarantor) in favor of IKB Deutsche Industriebank AG.	10.2	Form 10-Q filed May 9, 2013
10.5	P. H. Glatfelter Company Amended and Restated Long-Term Incentive Plan, as amended and restated effective February 23, 2017 **	10.1	Form 8-K filed May 4, 2017
10.6	P. H. Glatfelter Company Amended and Restated 2005 Management Incentive Plan, effective January 1, 2015 **	10.1	Form 8-K filed May 8, 2015
10.7	P. H. Glatfelter Company Supplemental Long Term Disability Plan, dated February 25, 2014, between the registrant and certain employees **	10.1	Form 10-Q filed May 2, 2014
10.8	P. H. Glatfelter Company Supplemental Executive Retirement Plan (amended and restated effective January 1, 2010) **	10(c)	Form 10-K filed March 8, 2013
10.9	P. H. Glatfelter Company Supplemental Management Pension Plan (amended and restated effective January 1, 2008) **	10(d)	Form 10-K filed March 8, 2013
10.10	Form of Non-Employee Director Restricted Stock Unit Award Certificate (form effective May 4, 2017) **	10.4	Form 8-K filed May 4, 2017
10.11	Form of Stock-Only Stock Appreciation Right Award Certificate (form effective February 26, 2014) **	10.3	Form 10-Q filed May 2, 2014
10.12	Form of Performance Share Award Certificate (form effective February 23, 2017) **	10.2	Form 8-K filed May 4, 2017
10.13	Form of Performance Share Award Certificate (form effective February 26, 2014) **	10.2	Form 10-Q filed May 2, 2014
10.14	Form of Restricted Stock Unit Award Certificate (form effective as of February 23, 2017) **	10.3	Form 8-K filed May 4, 2017
10.15	Form of Restricted Stock Unit Award Certificate (form effective as of December 13, 2013) **	10(l)	Form 10-K filed March 3, 2014
10.16	Restricted Stock Unit Award Certificate, dated as of December 13, 2013, for Dante C. Parrini **	10.1	Form 8-K filed December 17, 2013

GLATFELTER 2017 FORM 10-K	65

Exhibit Number		Description of Documents	Incorporated by Reference to
			Exhibit	Filing
10.17		Non-Competition and Non-Solicitation Agreement by and between P. H. Glatfelter Company and Dante C. Parrini, dated July 2, 2010. **	10.1	Form 8-K filed July 6, 2010
10.18		Retention agreement between P. H. Glatfelter Company and Timothy R. Hess, dated January 7, 2017 **	10.17	Form 10-K filed February 24, 2017
10.19		Restricted Stock Unit Award Certificate for Timothy R. Hess, dated as of January 6, 2017 **	10.18	Form 10-K filed February 24, 2017
10.20		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees (form effective as of March 7, 2008) **	10(j)	Form 10-K filed March 13, 2009
10.21		Form of Change in Control Employment Agreement by and between P. H. Glatfelter Company and certain employees (form effective as of August 5, 2013) **	10(q)	Form 10-K filed March 3, 2014
10.21	(A)	Schedule of Change in Control Employment Agreements, filed herewith **
10.22		Summary of Non-Employee Director Compensation, effective January 1, 2005 **	10.1	Form 8-K filed December 20, 2004
10.23		P. H. Glatfelter Company Deferred Compensation Plan for Directors, effective as of January 1, 2007 **	10(k)	Form 10-K filed March 8, 2013
10.24		Service Agreement, commencing on August 1, 2006, between the Registrant (through a wholly owned subsidiary) and Martin Rapp **	10(r)	Form 10-K filed March 16, 2007
10.25		Retirement Pension Contract, dated October 31, 2007, between Registrant (through a wholly owned subsidiary) and Martin Rapp **	10(t)	Form 10-K filed March 13, 2008
10.26		Form of Director’s and Officer’s Indemnification Agreement **	10.1	Form 8-K filed December 19, 2017
10.27		Guidelines for Executive Severance **	10.2	Form 8-K filed July 6, 2010
10.28

Agreement between the State of Wisconsin and Certain Companies Concerning the Fox River, dated as of January 31, 1997, among P. H. Glatfelter Company, Fort Howard Corporation, NCR Corporation, Appleton Papers Inc., Riverside Paper Corporation, U.S. Paper Mills, Wisconsin Tissue Mills Inc. and the State of Wisconsin

			10(i)	Form 10-K filed March 28, 1997
10.29

Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site between the United States of America and the State of Wisconsin v. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)

			10.3(a)	Form 10-Q filed August 6, 2010
10.29	(A)	Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(b)	Form 10-Q filed August 6, 2010
10.29	(B)	Second Agreed Supplement to Consent Decree between United States of America and the State of Wisconsin vs. P. H. Glatfelter Company and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.)	10.3(c)	Form 10-Q filed August 6, 2010
10.29	(C)

Amended Consent Decree for Remedial Design and Remedial Action at Operable Unit 1 of the Lower Fox River and Green Bay Site by and among the United States of America and the State of Wisconsin v. P. H. Glatfelter and WTM I Company (f/k/a Wisconsin Tissue Mills Inc.) (certain Appendices have been intentionally omitted, copies of which can be obtained free of charge from the Registrant)

			10.3(d)	Form 10-Q filed August 6, 2010
10.30		Administrative Order for Remedial Action dated November 13, 2007, issued by the United States Environmental Protection Agency	10.2	Form 8-K filed November 19, 2007
14		Code of Business Ethics for the CEO and Senior Financial Officers of Glatfelter	14	Form 10-K filed March 15, 2004
21		Subsidiaries of the Registrant, filed herewith
23		Consent of Independent Registered Public Accounting Firm, filed herewith
31.1		Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
31.2		Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act Of 2002, filed herewith
32.1		Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith
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
February 23, 2018
	By	/s/ Dante C. Parrini
Dante C. Parrini
Chairman and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Date	Signature	Capacity

February 23, 2018	/s/ Dante C. Parrini	Principal Executive Officer and Director
Dante C. Parrini Chairman and Chief Executive Officer

February 23, 2018	/s/ John P. Jacunski	Principal Financial Officer
John P. Jacunski Executive Vice President and Chief Financial Officer

February 23, 2018	/s/ David C. Elder	Chief Accounting Officer
David C. Elder Vice President, Finance

February 23, 2018	/s/ Bruce Brown	Director
Bruce Brown

February 23, 2018	/s/ Kathleen A. Dahlberg	Director
Kathleen A. Dahlberg

February 23, 2018	/s/ Nicholas DeBenedictis	Director
Nicholas DeBenedictis

February 23, 2018	/s/ Kevin M. Fogarty	Director
Kevin M. Fogarty

February 23, 2018	/s/ J. Robert Hall	Director
J. Robert Hall

February 23, 2018	/s/ Richard C. Ill	Director
Richard C. Ill

February 23, 2018		Director
Ronald J. Naples

February 23, 2018	/s/ Lee C. Stewart	Director
Lee C. Stewart

GLATFELTER 2017 FORM 10-K	67

Schedule II

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULE

For each of the three years ended December 31, 2017

Valuation and Qualifying Accounts

	Allowance for
In thousands	Doubtful Accounts			Sales Discounts and Deductions
	2017	2016	2015	2017	2016	2015
Balance, beginning of year	$1,719	$2,239	$2,703	$1,462	$1,593	$1,809
Provision	49	32	7	4,610	4,283	3,856
Write-offs, recoveries and discounts allowed	(29)	(497)	(275)	(4,697)	(4,368)	(3,649)
Other (a)	218	(55)	(196)	68	(46)	(423)
Balance, end of year	$1,957	$1,719	$2,239	$1,443	$1,462	$1,593

The provision for doubtful accounts is included in selling, general and administrative expense and the provision for sales discounts and deductions is deducted from sales. The related allowances are deducted from accounts receivable.

(a)	Relates primarily to changes in currency exchange rates.