Form 10-Q
period 2018-03-31
GLATFELTER P H CO
filed 2018-05-01
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

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

Common Stock outstanding on April 25, 2018 totaled 43,698,464 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

March 31, 2018

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended March 31
In thousands, except per share	2018	2017
Net sales	$410,647	$390,713
Energy and related sales, net	1,428	1,129
Total revenues	412,075	391,842
Costs of products sold	363,169	336,213
Gross profit	48,906	55,629
Selling, general and administrative expenses	37,063	34,877
(Gains) losses on dispositions of plant, equipment and timberlands, net	(1,554)	32
Operating income	13,397	20,720
Non-operating income (expense)
Interest expense	(5,195)	(4,008)
Interest income	54	113
Other, net	229	812
Total non-operating expense	(4,912)	(3,083)
Income before income taxes	8,485	17,637
Income tax provision	2,769	6,034
Net income	$5,716	$11,603
Earnings per share
Basic	$0.13	$0.27
Diluted	0.13	0.26
Cash dividends declared per common share	$0.13	$0.13
Weighted average shares outstanding
Basic	43,700	43,583
Diluted	44,567	44,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31
In thousands	2018	2017
Net income	$5,716	$11,603
Foreign currency translation adjustments	12,747	6,065
Net change in:
Deferred losses on cash flow hedges, net of taxes
of $583 and $288, respectively	(1,802)	(946)
Unrecognized retirement obligations, net of taxes
of $(977) and $(1,248), respectively	3,075	2,074
Other comprehensive income	14,020	7,193
Comprehensive income	$19,736	$18,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31	December 31
In thousands	2018	2017
Assets
Cash and cash equivalents	$117,277	$116,219
Accounts receivable, net	183,258	174,154
Inventories	262,947	252,064
Prepaid expenses and other current assets	45,218	42,534
Total current assets	608,700	584,971
Plant, equipment and timberlands, net	870,734	865,743
Goodwill	84,977	82,744
Intangible assets, net	59,168	58,859
Other assets	141,033	138,478
Total assets	$1,764,612	$1,730,795
Liabilities and Shareholders' Equity
Current portion of long-term debt	$11,607	$11,298
Accounts payable	187,661	190,478
Dividends payable	5,689	5,678
Environmental liabilities	26,000	28,500
Other current liabilities	107,739	111,222
Total current liabilities	338,696	347,176
Long-term debt	494,131	470,098
Deferred income taxes	85,025	83,571
Other long-term liabilities	122,768	121,022
Total liabilities	1,040,620	1,021,867
Commitments and contingencies	—	—
Shareholders’ equity
Common stock	544	544
Capital in excess of par value	62,359	62,594
Retained earnings	970,736	948,411
Accumulated other comprehensive loss	(148,953)	(140,675)
	884,686	870,874
Less cost of common stock in treasury	(160,694)	(161,946)
Total shareholders’ equity	723,992	708,928
Total liabilities and shareholders’ equity	$1,764,612	$1,730,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31
In thousands	2018	2017
Operating activities
Net income	$5,716	$11,603
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	19,431	17,282
Amortization of debt issue costs and original issue discount	290	289
Pension expense, net of unfunded benefits paid	1,298	928
Deferred income tax provision (benefit)	(2,244)	1,704
(Gains) losses on dispositions of plant, equipment and timberlands, net	(1,554)	32
Share-based compensation	1,983	1,648
Change in operating assets and liabilities
Accounts receivable	(6,550)	(11,462)
Inventories	(7,795)	(9,907)
Prepaid and other current assets	(3,192)	1,670
Accounts payable	4,111	2,903
Accruals and other current liabilities	(5,286)	(8,874)
Other	1,451	(255)
Net cash provided by operating activities	7,659	7,561

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(26,568)	(36,783)
Proceeds from disposals of plant, equipment and timberlands, net	1,695	—
Other	(28)	—
Net cash used by investing activities	(24,901)	(36,783)

Financing activities
Net borrowings under revolving credit facility	25,388	38,236
Repayment of term loans	(2,902)	(2,190)
Payments of dividends	(5,679)	(5,455)
Payments related to share-based compensation awards and other	(965)	(112)
Net cash provided by financing activities	15,842	30,479
Effect of exchange rate changes on cash	2,458	526
Net increase in cash and cash equivalents	1,058	1,783
Cash and cash equivalents at the beginning of period	116,219	55,444
Cash and cash equivalents at the end of period	$117,277	$57,227

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$1,496	$293
Income taxes, net	2,956	2,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

03.31.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	ORGANIZATION

P. H. Glatfelter Company and subsidiaries (“Glatfelter”) is a manufacturer of specialty papers and fiber-based engineered materials. Headquartered in York, PA, U.S. operations include facilities in Fort Smith, AR, Spring Grove, PA and Chillicothe and Fremont, OH. International operations include facilities in Canada, Germany, France, the United Kingdom and the Philippines, and sales and distribution offices in the U.S., Russia and China. The terms “we,” “us,” “our,” “the Company,” or “Glatfelter,” refer to P. H. Glatfelter Company and subsidiaries unless the context indicates otherwise. Our products are marketed worldwide, either through wholesale paper merchants, brokers and agents, or directly to customers.

2.	ACCOUNTING POLICIES

Basis of Presentation The unaudited condensed consolidated financial statements (“financial statements”) include the accounts of Glatfelter and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

We prepared these financial statements in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission pertaining to interim financial statements. In our opinion, the financial statements reflect all normal, recurring adjustments needed to present fairly our results for the interim periods. When preparing these financial statements, we have assumed that you have read the audited consolidated financial statements included in our 2017 Annual Report on Form 10-K.

Reclassification   As a result of adopting the provisions of Accounting Standards Update (“ASU”) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost we reclassified certain amounts of periodic benefit expense for previously reported periods from Cost of products sold and Selling, general and administrative expense to Non Operating Expense.  As a result of applying the ASU, Costs of products sold for the first quarter of 2017 was increased by $1.3 million and Selling, general and administrative expenses were reduced by $0.2 million and the offsetting net reclassification reduced Non-operating expense by $1.1 million.

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

Revenue Recognition  We adopted ASU No. 2014-09, Revenue from Contracts with Customers in the first quarter of 2018. This ASU clarifies the principles for recognizing revenue and establishes expanded disclosure requirements; however, the adoption of ASU No. 2014-09 had no impact on the timing or amount of revenue recognized for any period presented.  Refer to Note 3 for additional information about the disaggregation of our net sales.

Our revenue is earned primarily from the manufacture and sale of specialty papers and engineered materials (“product sales”).  Revenue is earned pursuant to contracts, supply agreements and other arrangements with a wide variety of customers. Our performance obligation is to produce a specified product according to technical specifications and, in substantially all instances, to deliver the product. Revenue from product sales is earned at a point in time. We recognize revenue on product sales when we have satisfied our performance obligation and control of the product has passed to the customer thereby entitling us to payment. With respect to substantially all arrangements for product sales, this is deemed to occur when title transfers in accordance with specified shipping terms.

The prices are fixed at the time the sales arrangement is entered into and payment terms are customary for similar arrangements in our industry. Many of our agreements include customary provisions for volume rebates, discounts and similar incentives. In addition, we are obligated for products that fail to meet agreed upon specification. Provisions for such items are estimated and recorded as sales deductions in the period in which the related revenue is recognized.

Revenue from power sales and renewable energy credits is recorded under the caption “Energy and related sales, net” in the condensed consolidated statements of income and is recognized upon fulfillment of our performance obligation which is generally upon meeting capacity commitments or delivery of REC certificates. Revenue from energy sales is recognized when electricity is delivered to the customer. Prices for power sales and renewable energy credits are fixed at the time of sale and payment is generally due within normal terms and conditions customary for the industry.

GLATFELTER

03.31.18 Form 10-Q

Certain costs associated with the production of electricity, such as fuel, labor, depreciation and maintenance are netted against energy sales for presentation on the condensed consolidated statements of income.

Recently Issued Accounting Pronouncements   In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income. (“ASU No. 2018-02”).”  In December 2017, Tax Cuts and Jobs Act (“TCJA”) was passed into law and, among other provisions, reduced the statutory federal tax rate from 35% to 21%.  The change in the tax rate impacted the carrying value of deferred tax assets and liabilities.  ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income (“AOCI”) to retained earnings for stranded tax effects resulting from the TCJA.  We elected to adopt ASU No. 2018-02 in the first quarter of 2018, and we reclassified $22.3 million of net deferred tax benefits from AOCI to retained earnings.

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

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities" (“ASU No. 2017-12”), which simplifies the application of hedge accounting and more closely aligns hedge accounting with an entity’s risk management strategies. ASU No. 2017-12 also amends the manner in which hedge effectiveness may be performed and changes the presentation of hedge ineffectiveness in the financial statements. ASU No. 2017-12 is effective for us beginning January 1, 2019, with early adoption permitted. ASU No. 2017-12 requires a cumulative-effect adjustment for certain items upon adoption. We are currently evaluating the impact the adoption of ASU No. 2017-12 will have on our consolidated financial statements.

3.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended March 31
In thousands	2018	2017
Composite Fibers
Food & beverage	$70,397	$62,602
Wallcovering	28,132	22,455
Technical specialties	20,958	17,707
Composite laminates	9,398	8,839
Metallized	12,713	13,500
	141,598	125,103

Advanced Airlaid Materials
Feminine hygiene	48,473	42,424
Specialty wipes	7,767	6,050
Adult incontinence	4,432	3,644
Home care	4,027	2,758
Other	4,910	4,962
	69,609	59,838

Specialty Papers
Carbonless & forms	71,870	77,072
Engineered products	49,951	48,162
Envelope & converting	37,905	42,857
Book publishing	38,558	37,173
Other	1,156	508
	199,440	205,772

TOTAL	$410,647	$390,713

GLATFELTER

03.31.18 Form 10-Q

	Three months ended March 31
In thousands	2018	2017
Composite Fibers
Europe, Middle East and Africa	$94,782	$83,547
Americas	24,048	23,059
Asia Pacific	22,768	18,497
	141,598	125,103

Advanced Airlaid Materials
Europe, Middle East and Africa	36,228	29,729
Americas	32,815	29,921
Asia Pacific	566	188
	69,609	59,838

Specialty Papers
Americas	197,829	204,774
Other	1,611	998
	199,440	205,772

TOTAL	$410,647	$390,713

4.	GAINS (LOSSES) ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

During the three months ended March 31, 2018 and 2017 we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2018
Timberlands	426	$1,156	$1,115
Other	n/a	539	439
Total		$1,695	$1,554
2017
Other	n/a	$-	$(32)
Total		$-	$(32)

5.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended March 31
In thousands, except per share	2018	2017
Net income	$5,716	$11,603
Weighted average common shares
outstanding used in basic EPS	43,700	43,583
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	867	910
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	44,567	44,493
Earnings per share
Basic	$0.13	$0.27
Diluted	0.13	0.26

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	March 31
In thousands	2018	2017
Three months ended	587	592

GLATFELTER

03.31.18 Form 10-Q

6.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months ended March 31, 2018 and 2017.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2018	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)
Amount reclassified for adoption of ASU No. 2018-02			(23,297)	999	(22,298)
Balance as adjusted at January 1, 2018	(41,839)	(4,092)	(121,592)	4,550	(162,973)
Other comprehensive income before reclassifications (net of tax)	12,747	(3,217)	—	—	9,530
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	1,415	3,164	(89)	4,490
Net current period other comprehensive income (loss)	12,747	(1,802)	3,164	(89)	14,020
Balance at March 31, 2018	$(29,092)	$(5,894)	$(118,428)	$4,461	$(148,953)

Balance at January 1, 2017	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Other comprehensive income before reclassifications (net of tax)	6,065	(255)	—	—	5,810
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(691)	2,190	(116)	1,383
Net current period other comprehensive income (loss)	6,065	(946)	2,190	(116)	7,193
Balance at March 31, 2017	$(94,383)	$554	$(108,466)	$4,882	$(197,413)

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended March 31
In thousands	2018	2017
Description			Line Item in Statements of Income
Cash flow hedges (Note 13)
(Gains) losses on cash flow hedges	$1,959	$(931)	Costs of products sold
Tax expense (benefit)	(544)	240	Income tax provision
Net of tax	1,415	(691)
Retirement plan obligations (Note 8)
Amortization of deferred benefit pension plans
Prior service costs	780	704	Other, net
Actuarial losses	3,390	2,822	Other, net
	4,170	3,526
Tax benefit	(1,006)	(1,336)	Income tax provision
Net of tax	3,164	2,190
Amortization of deferred benefit other plans
Prior service costs	(45)	(45)	Other, net
Actuarial gains	(73)	(143)	Other, net
	(118)	(188)
Tax expense	29	72	Income tax provision
Net of tax	(89)	(116)
Total reclassifications, net of tax	$4,490	$1,383

GLATFELTER

03.31.18 Form 10-Q

7.	INCOME TAXES

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

Our accounting for certain elements of the TCJA was incomplete as of December 31, 2017 and remains incomplete as of March 31, 2018.  However, we were able to make reasonable estimates of the effects and therefore, recorded provisional estimates for these items.

During early 2018, the Internal Revenue Service issued additional guidance affecting the computation of our 2017 federal income tax liability.  As a result of this and additional analysis, we revised our prior estimates and recorded $0.2 million of additional tax benefits.  The ultimate impact of the TCJA may differ from current estimates, and such differences could be material, due to changes in interpretations or assumptions.

While the TCJA provides for a territorial tax system, beginning in 2018, it includes the global intangible low-taxed income (“GILTI”) provision.  We elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require entities to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets.

For the three months ended March 31, 2018, our effective tax rate increased by approximately 10% as a result of the GILTI provisions due to our utilization of U.S. federal tax loss carryforward, which restricts our ability to recognize the associated foreign tax credits and a deduction of up to 50% of the GILTI income. Since we are using U.S. federal tax loss carryforwards, there is no impact to cash taxes related to the GILTI provisions.

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of March 31, 2018 and December 31, 2017, we had $27.8 million and $26.9 million of gross unrecognized tax benefits. As of March 31, 2018, if such benefits were to be recognized, approximately $17.6 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2014 - 2017	N/A
State	2013 - 2017	2014 – 2016
Canada(1)	2010-2013; 2017	2014 – 2016
Germany(1)	2016 - 2017	2011 – 2015
France	2015 - 2017	2012
United Kingdom	2016 - 2017	N/A
Philippines	2015, 2017	2016

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months by a range of zero to $4.9 million. Substantially all of this range relates to tax positions taken in Germany and the U.S.

GLATFELTER

03.31.18 Form 10-Q

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Three months ended March 31
In millions	2018	2017
Interest expense (income)	$0.1	$0.1
Penalties	—	—

	March 31	December 31
	2018	2017
Accrued interest payable	$0.9	$0.8

8.STOCK-BASED COMPENSATION

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The RSUs vest on the passage of time, generally on a graded scale over a three, four, and five-year period, or in certain instances the RSUs were issued with five year cliff vesting. PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two year period followed by an additional one-year service period. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. In addition, beginning in 2018, PSA awards include a modifier based on the three-year total shareholder return relative to a broad market index. For RSUs the grant date fair value of the awards, or the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model.  The significant inputs include the stock price, volatility, dividend yield, and risk free rate of return.  Settlement of RSUs and PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during periods indicated:

Units	2018	2017
Balance at January 1,	929,386	679,038
Granted	312,555	290,880
Forfeited	(70,719)	(90,801)
Shares delivered	(69,372)	—
Balance at March 31,	1,101,850	879,117

The amount granted in 2018 and 2017 includes 181,653 and 157,064, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	March 31
In thousands	2018	2017
Three months ended	$1,804	$1,039

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years. No SOSARs were awarded during the first quarters of 2018 or 2017.

The following table sets forth information related to outstanding SOSARS for the three months ended March 31;

	2018		2017
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,561,846	$17.87	2,736,616	$17.64
Granted	—	—	—	—
Exercised	(138,423)	12.98	(33,050)	14.65
Canceled / forfeited	(20,994)	18.76	(17,420)	18.38
Outstanding at March 31,	2,402,429	$18.14	2,686,146	$17.67

The following table sets forth SOSAR compensation expense for the periods indicated:

	March 31
In thousands	2018	2017
Three months ended	$179	$609

GLATFELTER

03.31.18 Form 10-Q

9.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans.

	Three months ended March 31
In thousands	2018	2017
Pension Benefits
Service cost	$2,859	$2,721
Interest cost	5,589	5,907
Expected return on plan assets	(10,839)	(10,831)
Amortization of prior service cost	780	704
Amortization of unrecognized loss	3,390	2,822
Total net periodic benefit cost	$1,779	$1,323

Other Benefits
Service cost	$307	$295
Interest cost	451	485
Amortization of prior service credit	(45)	(45)
Amortization of actuarial gain	(73)	(143)
Total net periodic benefit cost	$640	$592

In the first quarter of 2018, we adopted the provisions of ASU No. 2017-07 which requires entities to present the service cost component of net periodic benefit costs in operating profit along with other employee compensation costs.  All other components of net periodic benefit costs are to be presented below the determination of operating income in “Other, net”.

10.	INVENTORIES

Inventories, net of reserves, were as follows:

	March 31	December 31
In thousands	2018	2017
Raw materials	$63,024	$60,806
In-process and finished	122,432	116,678
Supplies	77,491	74,580
Total	$262,947	$252,064

11.	CAPITALIZED INTEREST

The following table sets forth details of interest incurred, capitalized and expensed:

	Three months ended March 31
In thousands	2018	2017
Interest cost incurred	$5,591	$4,597
Interest capitalized	396	589
Interest expense	$5,195	$4,008

Capitalized interest primarily relates to spending for the Airlaid capacity expansion project in 2017 and 2018 and the Specialty Papers’ environmental compliance project in 2017.

12.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	March 31	December 31
In thousands	2018	2017
Revolving credit facility, due Mar. 2020	$196,588	$171,200
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	7,481	7,710
2.05% Term Loan, due Mar. 2023	32,883	33,607
1.30% Term Loan, due Jun. 2023	9,241	9,423
1.55% Term Loan, due Sep. 2025	11,324	11,390
Total long-term debt	507,517	483,330
Less current portion	(11,607)	(11,298)
Unamortized deferred issuance costs	(1,779)	(1,934)
Long-term debt, net of current portion	$494,131	$470,098

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

GLATFELTER

03.31.18 Form 10-Q

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of March 31, 2018, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.8x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Facility at maturity or a default under the Revolving Credit Facility that accelerates the debt outstanding thereunder. As of March 31, 2018, we met all of the requirements of our debt covenants.

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

Letters of credit issued to us by certain financial institutions totaled $5.2 million as of March 31, 2018 and December 31, 2017. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

GLATFELTER

03.31.18 Form 10-Q

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	March 31, 2018		December 31, 2017
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$196,588	$196,588	$171,200	$171,200
Fixed-rate bonds	250,000	253,980	250,000	253,823
2.40% Term loan	7,481	7,637	7,710	7,889
2.05% Term loan	32,883	33,318	33,607	34,122
1.30% Term Loan	9,241	9,177	9,423	9,370
1.55% Term loan	11,324	11,229	11,390	11,320
Total	$507,517	$511,929	$483,330	$487,724

As of March 31, 2018, and December 31, 2017, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded.  The fair value of financial derivatives is set forth below in Note 14.

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

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of March 31, 2018, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	March 31 2018	December 31 2017
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	—	19,047
Euro / British Pound	12,887	13,586
Euro / U.S. Dollar	—	1,048
U.S. Dollar / Euro	248	946
Sell/Buy - buy notional
Euro / Philippine Peso	902,076	890,096
British Pound / Philippine Peso	785,659	797,496
U.S. Dollar / Euro	1,390	4,253
Euro / U.S. Dollar	64,098	60,519
U.S. Dollar / Canadian Dollar	32,152	32,265
British Pound / Euro	—	335

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

03.31.18 Form 10-Q

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	March 31 2018	December 31 2017
Derivative
Sell/Buy - sell notional
U.S. Dollar / Euro	-	-
U.S. Dollar / British Pound	17,500	17,500
British Pound / Euro	1,000	1,000
Canadian / U.S. dollar	2,500	-

Sell/Buy - buy notional
Euro / U.S. Dollar	4,000	4,500
British Pound / Euro	9,000	13,000

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	March 31 2018	December 31 2017	March 31 2018	December 31 2017
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$138	$1,066	$5,955	$4,787
Not designated as hedging:
Forward foreign currency
exchange contracts	$276	$151	$147	$43

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended March 31
In thousands	2018	2017
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(1,959)	$931
Ineffective portion – other – net	(322)	50
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$297	$21

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2018	2017
Balance at January 1,	$(5,640)	$1,882
Deferred (losses) gains
on cash flow hedges	(4,344)	(303)
Reclassified to earnings	1,959	(931)
Balance at March 31,	$(8,025)	$648

We expect substantially all of the amounts recorded as a component of accumulated other comprehensive income will be recorded as a component of the capital asset or realized in results of operations within the next 12 to 18 months and the amount ultimately recognized will vary depending on actual market rates.

GLATFELTER

03.31.18 Form 10-Q

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

We and WTM I Company (“WTM I”), one of the PRPs, implemented the remedial action in OU1 under a consent decree with the Governments; Menasha Corporation made a financial contribution to that work. That project began in 2004 and the work is complete, other than on-going monitoring and maintenance. We and WTM I have recently executed documents for the withdrawal of WTM I from the entity we jointly formed for the performance of the OU1 work and releasing all claims between us related to the Site, subject to approval of the court overseeing WTM I’s bankruptcy.

For OU2-5, work has proceeded primarily under a Unilateral Administrative Order (“UAO”) issued in November 2007 by the EPA to us and seven other respondents. The majority of that work to date has been funded or conducted by parties other than us. Prior to the UAO, we contributed to a project in that area. Since the issuance of the UAO we have conducted about $13.4 million of cleanup work under the UAO in 2015 and 2016. The cleanup is expected to continue through 2019. However, as discussed below, under a consent decree between the United States, Wisconsin, NCR and Appvion, we are not responsible for any additional cleanup at the Site.

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

GLATFELTER

03.31.18 Form 10-Q

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

On October 20, 2017, we appealed the district court’s approval of the NCR/Appvion consent decree. We contend that the court did not do what was required to properly conclude that the NCR/Appvion consent decree was substantially fair to us. We contend that the consent decree was unfair to us because the costs we have already incurred and the costs that we would have to incur were the NCR/Appvion consent decree to remain in effect would exceed our fair share of costs for this site. If we prevail on appeal, the circumstances that caused us to prevail would lead us to anticipate that, while all costs would again be subject to reallocation, that reallocation would be in our favor.

Cost estimates. The proposed NCR/Appvion consent decree, as revised, states that all parties combined have spent more than $1 billion through March 2017 towards remedial actions and NRDs, of which we have contributed approximately $75 million. In addition, work to complete the remaining site remedy under the UAO was anticipated to cost approximately $200 million at the beginning of the 2017 remediation season. We believe NCR to have completed a full season of work in 2017 and to be commencing work for the 2018 season. So long as the NCR/Appvion consent decree remains in effect, we are not exposed to reallocation of any of those amounts, and no other party will be exposed to reallocation of any of the amounts that we have incurred or may incur in the future.

So long as the NCR/Appvion consent decree remains in effect, we (and not NCR) would remain responsible for the Governments’ unreimbursed past costs. Many parties have entered into settlements with the Governments over time, including us, that have called for payments of cash or in-kind provision of natural resource restoration projects. Certain amounts were allocated to the United States and the State to reimburse their costs, and other amounts were allocated to the Natural Resource Damages Assessment and Restoration (“NRDAR”) Fund to pay for natural resource damages assessment, if any, and restoration projects. The Governments may not recover costs from us that anyone has reimbursed previously. As of the end of 2015, the United States claims to have incurred about $32.7 million in unreimbursed recoverable costs including prejudgment interest, an amount that we dispute. The State had no unreimbursed recoverable costs, and now claims to have had on hand approximately $4.6 million of unspent settlement money, a claim that we also dispute. Further, the NRDAR Fund had received what the Governments claim to have been approximately $105 million in settlement payments, of which more than $60 million remained unspent. On February 5, 2018, the district court decided that the Governments’ recovery of costs would be reduced by the funds held by the State at the end of 2015 and by any amount by which the Governments had applied settlement payments to natural resource damages in excess of the actual amount of natural resource damages. We contend that the natural resource restoration projects already constructed fully compensate the public for any natural resource damages, and therefore that the entire unspent balance in the NRDAR Fund remains as an off-set, an amount likely to exceed all of the Governments’ past and future costs of response. The Governments have sought reconsideration of that decision. No date has yet been set for trial of the issue.  If at trial the actual amount of NRDs were determined to be more than the Governments have collected in settlements, we might be exposed to that shortfall.

So long as the NCR/Appvion consent decree remains in effect, we would also remain subject to our remaining obligations under the OU1 consent decree, which now consist of long term monitoring and maintenance that we expect earlier contributions to the OU1 escrow account to fund these costs. Furthermore, we, along with Georgia Pacific, but not NCR, would be responsible for long term monitoring and maintenance required pursuant to the Lower Fox River 100% Remedial Design Report dated December 2009 – Long Term Monitoring Plan (the “Plan”). The Plan requires long term monitoring of each of OU2 through OU5 over a period of at

GLATFELTER

03.31.18 Form 10-Q

least 30 years. The monitoring activities consist of, among others, testing fish tissue, sampling water quality and sediment, and inspections of the engineered caps. Each operable unit is required to be monitored; however, because of our settlement with Georgia Pacific, our obligations are in OU1-OU4a. In the first quarter of 2018, we entered into a fixed-price, 30 year agreement with a third party for the performance of all of our monitoring and maintenance obligations in OU1 through the upper four miles of OU4 (“OU4a”) with limited exceptions, such as, for extraordinary amounts of cap maintenance or replacement. Our obligation under this agreement is included in our total reserve for the Site. The portion of this agreement that pertains to OU1 will be paid out of the previously funded OU1 escrow account.

Reserves for the Site.  Our reserve for all remaining claims against us relating to PCB contamination is set forth below:

	Three months ended March 31
In thousands	2018	2017
Balance at January 1,	$43,144	$52,788
Payments	(2,536)	(85)
Accruals	-	-
Balance at March 31,	$40,608	$52,703

The payments set forth above primarily represent cash paid under the recently-entered long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $26.0 million is recorded in the accompanying March 31, 2018 condensed consolidated balance sheet under the caption

“Environmental liabilities” and the remaining $14.6 million is recorded under the caption “Other long term liabilities.”

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

Summary.  Our current assessment is we will be able to manage this environmental matter without a long-term, material adverse impact on the Company. This matter could, however, at any particular time or for any particular year or years, have a material adverse effect on our consolidated financial position, liquidity and/or results of operations or could result in a default under our debt covenants. Moreover, there can be no assurance our reserves will be adequate to provide for future obligations related to this matter, or our share of costs and/or damages will not exceed our available resources, or those obligations will not have a material adverse effect on our consolidated financial position, liquidity or results of operations and might result in a default under our loan covenants

GLATFELTER

03.31.18 Form 10-Q

16.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended March 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$141.6	$125.1	$69.6	$59.8	$199.4	$205.8	$—	$—	$410.6	$390.7
Energy and related sales, net	—	—	—	—	1.4	1.1	—	—	1.4	1.1
Total revenue	141.6	125.1	69.6	59.8	200.8	206.9	—	—	412.1	391.8
Cost of products sold	114.7	99.6	59.7	50.5	186.5	179.9	2.3	6.2	363.2	336.2
Gross profit (loss)	26.9	25.5	9.9	9.3	14.3	27.0	(2.3)	(6.2)	48.9	55.6
SG&A	11.6	11.1	2.7	2.2	11.9	13.5	10.9	8.1	37.1	34.9
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(1.6)	—	(1.6)	—
Total operating income (loss)	15.3	14.4	7.2	7.1	2.4	13.5	(11.6)	(14.3)	13.4	20.7
Non-operating expense	—	—	—	—	—	—	(4.9)	(3.1)	(4.9)	(3.1)
Income (loss) before income taxes	$15.3	$14.4	$7.2	$7.1	$2.4	$13.5	$(16.5)	$(17.4)	$8.5	$17.6
Supplementary Data
Net tons sold (thousands)	40.0	38.8	26.3	24.8	188.4	197.2	—	—	254.8	260.8
Depreciation, depletion and amortization	$7.4	$6.8	$2.8	$2.3	$8.1	$7.2	$1.1	$1.0	$19.4	$17.3
Capital expenditures	5.1	4.7	13.2	10.6	6.5	18.3	1.8	3.2	26.6	36.8

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

Management evaluates results of operations of the business units before retirement expenses, certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of business unit results, management does not use any measures of total assets. This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

03.31.18 Form 10-Q

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

The following presents our condensed consolidating statements of income, including comprehensive income, for the three months ended March 31, 2018 and 2017, our condensed consolidating balance sheets as of March 31, 2018 and December 31, 2017, and our condensed consolidating cash flows for the three months ended March 31, 2018 and 2017.

Condensed Consolidating Statement of Income for the three months ended March 31, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$199,439	$20,013	$216,135	$(24,940)	$410,647
Energy and related sales, net	1,428	—	—	—	1,428
Total revenues	200,867	20,013	216,135	(24,940)	412,075
Costs of products sold	191,165	18,265	178,679	(24,940)	363,169
Gross profit	9,702	1,748	37,456	—	48,906
Selling, general and administrative
expenses	20,437	2,005	14,621	—	37,063
Gain on dispositions of plant
equipment and timberlands, net	(438)	(1,115)	(1)	—	(1,554)
Operating income (loss)	(10,297)	858	22,836	—	13,397
Other non-operating
income (expense)
Interest expense	(5,682)	(455)	(428)	1,370	(5,195)
Interest income	146	1,244	34	(1,370)	54
Equity in earnings of subsidiaries	21,233	22,255	—	(43,488)	—
Other, net	(2,413)	(3,263)	5,905	—	229
Total other non-operating
income (expense)	13,284	19,781	5,511	(43,488)	(4,912)
Income before income taxes	2,987	20,639	28,347	(43,488)	8,485
Income tax provision (benefit)	(2,729)	(594)	6,092	—	2,769
Net income	5,716	21,233	22,255	(43,488)	5,716
Other comprehensive income	14,020	11,036	12,035	(23,071)	14,020
Comprehensive income	$19,736	$32,269	$34,290	$(66,559)	$19,736

GLATFELTER

03.31.18 Form 10-Q

Condensed Consolidating Statement of Income for the  three months ended March 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$205,771	$19,533	$185,887	$(20,478)	$390,713
Energy and related sales, net	1,129	—	—	—	1,129
Total revenues	206,900	19,533	185,887	(20,478)	391,842
Costs of products sold	185,246	18,586	152,859	(20,478)	336,213
Gross profit	21,654	947	33,028	—	55,629
Selling, general and administrative
expenses	20,162	74	14,641	—	34,877
Loss on dispositions of plant
equipment and timberlands, net	32	—	—	—	32
Operating income	1,460	873	18,387	—	20,720
Other non-operating
income (expense)
Interest expense	(4,661)	(113)	(504)	1,270	(4,008)
Interest income	149	1,161	73	(1,270)	113
Equity in earnings of subsidiaries	13,617	13,852	—	(27,469)	—
Other, net	1,584	(2,206)	1,434	—	812
Total other non-operating
income (expense)	10,689	12,694	1,003	(27,469)	(3,083)
Income before income taxes	12,149	13,567	19,390	(27,469)	17,637
Income tax provision (benefit)	546	(50)	5,538	—	6,034
Net income	11,603	13,617	13,852	(27,469)	11,603
Other comprehensive income	7,193	5,102	5,014	(10,116)	7,193
Comprehensive income	$18,796	$18,719	$18,866	$(37,585)	$18,796

Condensed Consolidating Balance Sheet as of March 31, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,022	$1,266	$114,989	$-	$117,277
Other current assets	250,524	237,841	296,093	(293,035)	491,423
Plant, equipment and timberlands, net	370,669	87,000	413,065	—	870,734
Investments in subsidiaries	842,154	667,419	—	(1,509,573)	—
Other assets	142,088	—	143,090	—	285,178
Total assets	$1,606,457	$993,526	$967,237	$(1,802,608)	$1,764,612
Liabilities and Shareholders' Equity
Current liabilities	$398,152	$67,660	$165,919	$(293,035)	$338,696
Long-term debt	371,036	65,000	58,095	—	494,131
Deferred income taxes	12,049	18,209	54,767	—	85,025
Other long-term liabilities	101,228	503	21,037	—	122,768
Total liabilities	882,465	151,372	299,818	(293,035)	1,040,620
Shareholders’ equity	723,992	842,154	667,419	(1,509,573)	723,992
Total liabilities and shareholders’ equity	$1,606,457	$993,526	$967,237	$(1,802,608)	$1,764,612

GLATFELTER

03.31.18 Form 10-Q

Condensed Consolidating Balance Sheet as of December 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,292	$720	$114,207	$-	$116,219
Other current assets	249,293	217,822	279,626	(277,989)	468,752
Plant, equipment and timberlands, net	375,231	80,992	409,520	—	865,743
Investments in subsidiaries	829,895	653,128	—	(1,483,023)	—
Other assets	139,552	—	140,529	—	280,081
Total assets	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795
Liabilities and Shareholders' Equity
Current liabilities	$402,787	$54,640	$167,738	$(277,989)	$347,176
Long-term debt	368,496	51,000	50,602	—	470,098
Deferred income taxes	14,081	16,814	52,676	—	83,571
Other long-term liabilities	100,971	313	19,738	—	121,022
Total liabilities	886,335	122,767	290,754	(277,989)	1,021,867
Shareholders’ equity	708,928	829,895	653,128	(1,483,023)	708,928
Total liabilities and shareholders’ equity	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(10,584)	$(980)	$19,223	$-	$7,659
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(8,251)	(11,320)	(6,997)	—	(26,568)
Proceeds from disposals of plant, equipment and timberlands, net	539	1,156	—	—	1,695
Advances of intercompany loans	—	(2,310)	—	2,310	—
Intercompany capital contributed	—	20,000	(20,000)	—	—
Other	(28)	—	—	—	(28)
Total investing activities	(7,740)	7,526	(26,997)	2,310	(24,901)
Financing activities
Net (repayments) borrowings of long-term debt	2,388	14,000	6,098	—	22,486
Payment of dividends to shareholders	(5,679)	—	—	—	(5,679)
Borrowings of intercompany loans	2,310	—	—	(2,310)	—
Payment of intercompany dividend	20,000	(20,000)	—	—	—
Payments related to share-based compensation awards and other	(965)	—	—	—	(965)
Total financing activities	18,054	(6,000)	6,098	(2,310)	15,842
Effect of exchange rate on cash	—	—	2,458	—	2,458
Net increase (decrease) in cash	(270)	546	782	—	1,058
Cash at the beginning of period	1,292	720	114,207	—	116,219
Cash at the end of period	$1,022	$1,266	$114,989	$—	$117,277

GLATFELTER

03.31.18 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the three months ended March 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(19,330)	$(307)	$27,839	$(641)	$7,561
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(21,515)	(9,551)	(5,717)	—	(36,783)
Repayments from intercompany loans	—	8,000	—	(8,000)	—
Advances of intercompany loans	—	(8,550)	—	8,550	—
Intercompany capital contributed	—	(400)	—	400	—
Total investing activities	(21,515)	(10,501)	(5,717)	950	(36,783)
Financing activities
Net (repayments) borrowings of long-term debt	38,000	12,000	(13,954)	—	36,046
Payment of dividends to shareholders	(5,455)	—	—	—	(5,455)
Repayments of intercompany loans	—	—	(8,000)	8,000	—
Borrowings of intercompany loans	8,550	—	—	(8,550)	—
Intercompany capital received	—	—	400	(400)	—
Payment of intercompany dividend	—	—	(641)	641	—
Payments related to share-based compensation awards and other	(112)	—	—	—	(112)
Total financing activities	40,983	12,000	(22,195)	(309)	30,479
Effect of exchange rate on cash	—	—	526	—	526
Net increase in cash	138	1,192	453	—	1,783
Cash at the beginning of period	5,082	1,461	48,901	—	55,444
Cash at the end of period	$5,220	$2,653	$49,354	$—	$57,227

GLATFELTER

03.31.18 Form 10-Q

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information in the unaudited condensed consolidated financial statements and notes thereto included herein and Glatfelter’s Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Annual Report on Form 10-K.

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

iii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
iv.	geopolitical events, including the impact of conflicts such as Russia, Ukraine and Philippines;
v.	our ability to develop new, high value-added products;
vi.	changes in the price or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, synthetic pulp, colorformers, caustic soda, and abaca fiber;
vii.	changes in energy-related prices and commodity raw materials with an energy component;
viii.	the impact of unplanned production interruption;
ix.	disruptions in production and/or increased costs due to labor disputes;
x.	the impact of exposure to volatile market-based pricing for sales of excess electricity;
xi.	the gain or loss of significant customers and/or on-going viability of such customers;
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

GLATFELTER

03.31.18 Form 10-Q

RESULTS OF OPERATIONS

Three months ended March 31, 2018 versus the three months ended March 31, 2017

Overview For the first quarter of 2018, net income totaled $5.7 million, or $0.13 per diluted share compared with $11.6 million, or $0.26 per diluted share in the first quarter of 2017. Adjusted earnings for the first quarter of 2018 were $8.6 million, or $0.19 per diluted share compared with $17.2 million, or $0.39 per diluted share, for the same period a year ago. Our Composite Fibers and Advanced Airlaid Materials businesses, which combined represented 51.5% of consolidated net sales and 90.4% of business unit operating income, reported higher operating income in the comparison driven by higher shipping volumes, increased selling prices, improved productivity and favorable foreign currency translation. Specialty Papers’ results were lower in the comparison primarily due to lower shipping volumes, higher input costs and one-time operational issues.

The following table sets forth summarized consolidated results of operations:

	Three months ended March 31
In thousands, except per share	2018	2017
Net sales	$410,647	$390,713
Gross profit	48,906	55,629
Operating income	13,397	20,720
Net income	5,716	11,603
Earnings per diluted share	0.13	0.26

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

Costs related to strategic initiatives. These adjustments primarily reflect one-time professional and legal fees incurred directly related to evaluating certain strategic initiatives.

Airlaid capacity expansion costs. These adjustments reflect non-capitalized, one-time costs incurred related to the start-up of a new airlaid production facility in Fort Smith, Arkansas and implementation of a new business system.

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

U.S. Tax Reform. These adjustments reflect amounts estimating the impact of the Tax Cuts and Jobs Act (“TCJA”) which was signed into law on December 22, 2017.  The TCJA includes, among many provisions, a tax on the mandatory repatriation of earnings of the Company’s non-U.S. subsidiaries and a change in the corporate tax rate from 35 % to 21%.

Adjusted earnings and adjusted earnings per diluted share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures.  The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended March 31, 2018 and 2017:

	Three months ended March 31
	2018		2017
In thousands, except per share	Amount	Diluted EPS	Amount	Diluted EPS
Net income	$5,716	$0.13	$11,603	$0.26
Adjustments (pre-tax)
Costs related to strategic initiatives	2,109		-
Airlaid capacity expansion costs	3,033		1,958
Cost optimization actions	-		2,013
Specialty Papers' environmental compliance	-		2,264
Timberland sales and related costs	(1,115)		-
Total adjustments (pre-tax)	4,027		6,235
Income taxes (1)	(955)		(682)
U.S. Tax Reform	(180)		-
Total after-tax adjustments	2,892	0.06	5,553	0.12
Adjusted earnings	$8,608	$0.19	$17,156	$0.39

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

03.31.18 Form 10-Q

Business Unit Performance

Three months ended March 31			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$141.6	$125.1	$69.6	$59.8	$199.4	$205.8	$—	$—	$410.6	$390.7
Energy and related sales, net	—	—	—	—	1.4	1.1	—	—	1.4	1.1
Total revenue	141.6	125.1	69.6	59.8	200.8	206.9	—	—	412.1	391.8
Cost of products sold	114.7	99.6	59.7	50.5	186.5	179.9	2.3	6.2	363.2	336.2
Gross profit (loss)	26.9	25.5	9.9	9.3	14.3	27.0	(2.3)	(6.2)	48.9	55.6
SG&A	11.6	11.1	2.7	2.2	11.9	13.5	10.9	8.1	37.1	34.9
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	(1.6)	—	(1.6)	—
Total operating income (loss)	15.3	14.4	7.2	7.1	2.4	13.5	(11.6)	(14.3)	13.4	20.7
Non-operating expense	—	—	—	—	—	—	(4.9)	(3.1)	(4.9)	(3.1)
Income (loss) before income taxes	$15.3	$14.4	$7.2	$7.1	$2.4	$13.5	$(16.5)	$(17.4)	$8.5	$17.6
Supplementary Data
Net tons sold (thousands)	40.0	38.8	26.3	24.8	188.4	197.2	—	—	254.8	260.8
Depreciation, depletion and amortization	$7.4	$6.8	$2.8	$2.3	$8.1	$7.2	$1.1	$1.0	$19.4	$17.3
Capital expenditures	5.1	4.7	13.2	10.6	6.5	18.3	1.8	3.2	26.6	36.8

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

Management evaluates results of operations of the business units before retirement expenses, certain corporate level costs, and the effects of certain gains or losses not considered to be related to the core business operations. Management believes that this is a more meaningful representation of the operating performance of its core businesses, the profitability of business units and the extent of cash flow generated from these core operations. Such amounts are presented under the caption “Other and Unallocated.” In the evaluation of business unit results, management does not use any measures of total assets. This presentation is aligned with the management and operating structure of our company. It is also on this basis that the Company’s performance is evaluated internally and by the Company’s Board of Directors.

GLATFELTER

03.31.18 Form 10-Q

Sales and Costs of Products Sold

	Three months ended March 31
In thousands	2018	2017	Change
Net sales	$410,647	$390,713	$19,934
Energy and related sales, net	1,428	1,129	299
Total revenues	412,075	391,842	20,233
Costs of products sold	363,169	336,213	26,956
Gross profit	$48,906	$55,629	$(6,723)
Gross profit as a percent of Net sales	11.9%	14.2%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended March 31
Percent of Total	2018	2017
Business Unit
Composite Fibers	34.5%	32.0%
Advanced Airlaid Material	17.0	15.3
Specialty Papers	48.5	52.7
Total	100.0%	100.0%

Net sales totaled $410.6 million and $390.7 million in the first three months of 2018 and 2017, respectively.  Foreign currency translation favorably impacted the year-over-year comparison by $21.8 million.  On a constant currency basis, Composite Fibers’ net sales were essentially flat and Advanced Airlaid Materials’ increased by 7.8%.  Specialty Papers’ net sales declined 3.1% in the year-over-year comparison reflecting the shutdown of a machine in the third quarter of 2017.

Composite Fibers’ net sales increased $16.5 million, or 13.2% primarily due to a 3.2% increase in shipping volumes, a $16.7 million favorable impact from currency translation and $0.3 million from higher selling prices.

Composite Fibers’ first quarter of 2018 operating income totaled $15.3 million, an increase of $0.9 million compared to the year-ago period.  The benefit of higher shipping and production volumes together with efficient material usage partially offset the $3.5 million unfavorable impact from higher raw material prices.  The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $9.8 million, or 16.3% primarily due to a 5.9% increase in shipping volumes, a $5.1 million favorable impact of currency translation and $0.7 million from higher selling prices.

Operating income for the first quarter of 2018 totaled $7.2 million, or 1.8% higher than the comparable period a year ago.  Higher selling prices were more than offset by higher input costs and other general cost inflation totaling $1.2 million.  The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $6.3 million, or 3.1%, reflecting the shutdown of a machine in the third quarter of 2017, partially offset by a more favorable mix of products sold.

Specialty Papers’ operating income totaled $2.4 million in the first quarter of 2018, a decrease of $11.2 million compared with the same period a year ago.  Higher raw material and energy prices adversely impacted results by approximately $5.6 million. Higher freight costs and depreciation expense negatively impacted results by $1.1 million and $0.9 million, respectively. In addition, transition costs associated with the machine shutdown, severe weather and water quality issues, partially offset by the benefits of workforce reductions efforts,

GLATFELTER

03.31.18 Form 10-Q

adversely impacted earnings by $3.4 million. The primary drivers are summarized in the following chart:

We sell excess power generated by the Spring Grove, PA facility. Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources of energy such as black liquor and wood waste. We sell RECs into an illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent additional sales of RECs in future periods. The following table summarizes this activity for the first three months of 2018 and 2017:

	Three months ended March 31
In thousands	2018	2017	Change
Energy sales	$1,459	$1,006	$453
Costs to produce	(966)	(1,438)	472
Net	493	(432)	925
Renewable energy credits	935	1,561	(626)
Total	$1,428	$1,129	$299

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $11.6 million in the first three months of 2018 compared with $14.3 million in the first three months of 2017. The decrease in Other and Unallocated expenses, excluding the impact of gains from timberland sales in 2018, primarily relates to lower legal fees.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended March 31
In thousands	2018	2017	Change
Recorded as:
Costs of products sold	$2,308	$2,171	$137
SG&A expense	551	550	1
Non operating expense	(1,080)	(1,398)	318
Total	$1,779	$1,323	$456

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2018 is expected to be approximately $7.2 million compared with $6.6 million in 2017.

Gains (losses) on Dispositions of Plant, Equipment and Timberlands  During three months ended March 31, 2018 and 2017, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2018
Timberlands	426	$1,156	$1,115
Other	n/a	539	439
Total		$1,695	$1,554
2017
Other	n/a	$-	$(32)
Total		$-	$(32)

Income taxes For the first three months of 2018, we recorded a provision for income taxes of $2.8 million on pre-tax income of $8.5 million compared with a $6.0 million provision on pre-tax income of $17.6 million in the first quarter of 2017.  The effective tax rate in the first quarter of 2018 includes the impact of the 2017 U.S. tax reform.  This required us to record a provision for the Global Intangible Low Taxed Income, also known as GILTI, which increased the effective tax rate by approximately 10%.  In addition, since we are using U.S. federal tax loss carryforwards there is no impact to cash taxes related to the GILTI provisions. The effective tax rate for 2018 is expected to be approximately 33%.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by an estimated €145 million. For the first three months of 2018, the average currency exchange rate was 1.229 dollar/euro compared with 1.064 in the same period of 2017. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

03.31.18 Form 10-Q

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first three months of 2018.

In thousands	Three months ended March 31, 2018
Favorable (unfavorable)
Net sales	$21,819
Costs of products sold	(18,667)
SG&A expenses	(1,508)
Income taxes and other	7
Net income	$1,651

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2018 were the same as 2017. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

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

	Three months ended March 31
In thousands	2018	2017
Cash and cash equivalents at
beginning of period	$116,219	$55,444
Cash provided (used) by
Operating activities	7,659	7,561
Investing activities	(24,901)	(36,783)
Financing activities	15,842	30,479
Effect of exchange rate
changes on cash	2,458	526
Net cash provided	1,058	1,783
Cash and cash equivalents at
end of period	$117,277	$57,227

At March 31, 2018, we had $117.3 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements. Substantially all of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes. In addition to our cash and cash equivalents,

$20.2 million is available under our revolving credit agreement, which matures in March 2020.

Cash provided by operating activities totaled $7.7 million in the first three months of 2018 compared with $7.6 million in the same period a year ago as improved working capital usage offset lower operating profits.

Net cash used by investing activities decreased by $11.9 million in the year-over-year comparison due to lower capital expenditures primarily driven by the completion of the Specialty Papers environmental compliance project in 2017. Capital expenditures are expected to total between $67 million and $72 million for 2018.

Net cash provided by financing activities totaled $15.8 million in the first three months of 2018 compared with $30.5 million in the same period of 2017. The decrease in cash provided by financing activities primarily reflects lower borrowings under our credit agreement.

The following table sets forth our outstanding long-term indebtedness:

	March 31	December 31
In thousands	2018	2017
Revolving credit facility, due Mar. 2020	$196,588	$171,200
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	7,481	7,710
2.05% Term Loan, due Mar. 2023	32,883	33,607
1.30% Term Loan, due Jun. 2023	9,241	9,423
1.55% Term Loan, due Sep. 2025	11,324	11,390
Total long-term debt	507,517	483,330
Less current portion	(11,607)	(11,298)
Unamortized deferred issuance costs	(1,779)	(1,934)
Long-term debt, net of current portion	$494,131	$470,098

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of March 31, 2018, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 2.8x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of March 31, 2018, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 11.

GLATFELTER

03.31.18 Form 10-Q

Financing activities includes cash used for common stock dividends which increased in the comparison reflecting a 4% increase in our quarterly cash dividend. In the first three months of 2018, we used $5.7 million of cash for dividends on our common stock compared with $5.5 million in the same period of 2017. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

As more fully discussed in Item 1 - Financial Statements – Note 15 – Commitments, Contingencies and Legal Proceedings (“Note 15”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. Based on the recent developments more fully discussed in Note 15, it is conceivable the resolution of this matter may require us to spend in excess of $26 million in 2018. Although we are unable to determine with any degree of certainty the amount we may be required to spend, the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 15, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of March 31, 2018 and December 31, 2017, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes in the second quarter of 2018 are expected to be approximately 5% higher than the first quarter with an improved mix.  Selling prices are expected to be in-line with the first quarter and raw material and energy prices are expected to increase moderately.

Advanced Airlaid Materials’ shipping volumes in the second quarter of 2018 are expected to be approximately 3%

higher than 2018 first quarter. For the full-year 2018, we anticipate shipping volumes to be 10% to 12% higher than 2017. Selling prices and raw material and energy prices are expected to increase slightly when compared to the first quarter of this year.

Specialty Papers’ shipping volumes in the second quarter are expected to be 5% below the first quarter of 2018 reflecting the annual maintenance outages at both mills. Average selling prices are expected to increase $30/ton and we expect raw material and energy prices to increase slightly; however, energy consumption is expected to be seasonally lower in the second quarter. The adverse impact of operational challenges related to machine transition costs, weather and water quality issues totaling approximately $5 million in the first quarter are not anticipated to impact the second quarter. The Company also plans to complete the annual maintenance outages at its U.S. facilities in the second quarter of 2018, which are expected to adversely impact operating income by approximately $26 million to $28 million compared with $22.9 million in the second quarter of 2017.

Consolidated capital expenditures for the year are expected to be between $67 million and $72 million.

The effective tax rate on adjusted earnings is expected to be approximately 33% in 2018 compared with 19% for 2017.

GLATFELTER

03.31.18 Form 10-Q

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					March 31, 2018
Dollars in thousands	2018	2019	2020	2021	2022	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$197,917	$—	$—	$250,000	$253,980
At fixed interest rates – Term Loans	56,576	46,420	34,813	23,206	12,258	60,929	61,361
At variable interest rates	196,588	196,588	40,956	—	—	196,588	196,588
						$507,517	$511,929
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	—	—
On fixed rate debt – Term Loans	1.89%	1.87%	1.85%	1.82%	1.77%
On variable rate debt	3.30%	3.30%	3.30%	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of March 31, 2018. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At March 31, 2018, we had $505.7 million of long-term debt, net of unamortized debt issuance costs, of which 38.9% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At March 31, 2018, the interest rate paid was approximately 3.30%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $2.0 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended March 31, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

03.31.18 Form 10-Q

PART II

ITEM 6. EXHIBITS

The following exhibits are filed herewith or incorporated by reference as indicated.

10.1	Form of Performance Share Award Certificate (form effective February 22, 2018), filed herewith

31.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

31.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002, filed herewith

32.1	Certification of Dante C. Parrini, Chairman and Chief Executive Officer of Glatfelter, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

32.2	Certification of John P. Jacunski, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, furnished herewith

101.INS	XBRL Instance Document, filed herewith

101.SCH	XBRL Taxonomy Extension Schema, filed herewith

101.CAL	XBRL Extension Calculation Linkbase, filed herewith

101.DEF	XBRL Extension Definition Linkbase, filed herewith

101.LAB	XBRL Extension Label Linkbase, filed herewith

101.PRE	XBRL Extension Presentation Linkbase, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

P. H. GLATFELTER COMPANY (Registrant)

May 1, 2018

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

03.31.18 Form 10-Q