Form 10-Q
period 2018-06-30
GLATFELTER P H CO
filed 2018-07-31
CIK 41719

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

Common Stock outstanding on July 25, 2018 totaled 43,779,112 shares.

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

REPORT ON FORM 10-Q

For the QUARTERLY PERIOD ENDED

June 30, 2018

Table of Contents

Page	Page

PART I

Item 1 – Financial Statements

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands, except per share	2018	2017	2018	2017
Net sales	$405,773	$387,342	$816,420	$778,055
Energy and related sales, net	944	981	2,372	2,110
Total revenues	406,717	388,323	818,792	780,165
Costs of products sold	385,114	358,588	748,283	694,801
Gross profit	21,603	29,735	70,509	85,364
Selling, general and administrative expenses	31,561	31,545	68,624	66,422
Gains on dispositions of plant, equipment and timberlands, net	(579)	(58)	(2,133)	(26)
Operating income (loss)	(9,379)	(1,752)	4,018	18,968
Non-operating income (expense)
Interest expense	(5,814)	(4,476)	(11,009)	(8,484)
Interest income	26	45	80	158
Other, net	(257)	98	(28)	910
Total non-operating expense	(6,045)	(4,333)	(10,957)	(7,416)
Income (loss) before income taxes	(15,424)	(6,085)	(6,939)	11,552
Income tax provision (benefit)	(8,025)	(371)	(5,256)	5,663
Net income (loss)	$(7,399)	$(5,714)	$(1,683)	$5,889
Earnings (loss) per share
Basic	$(0.17)	$(0.13)	$(0.04)	$0.14
Diluted	(0.17)	(0.13)	(0.04)	0.13
Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.26
Weighted average shares outstanding
Basic	43,770	43,604	43,735	43,593
Diluted	43,770	43,604	43,735	44,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Net income (loss)	$(7,399)	$(5,714)	$(1,683)	$5,889
Foreign currency translation adjustments	(33,223)	27,504	(20,476)	33,569
Net change in:
Deferred losses on cash flow hedges, net of taxes
of $(1,719), $1,632, $(1,632) and $1,920, respectively	4,549	(3,651)	2,747	(4,597)
Unrecognized retirement obligations, net of taxes
of $(965), $(1,430), $(1,942) and $(2,678), respectively	3,021	2,479	6,096	4,553
Other comprehensive income (loss)	(25,653)	26,332	(11,633)	33,525
Comprehensive income (loss)	$(33,052)	$20,618	$(13,316)	$39,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30	December 31
In thousands	2018	2017
Assets
Cash and cash equivalents	$107,189	$116,219
Accounts receivable, net	188,099	174,154
Inventories	270,995	252,064
Prepaid expenses and other current assets	38,042	42,534
Total current assets	604,325	584,971
Plant, equipment and timberlands, net	844,467	865,743
Goodwill	80,450	82,744
Intangible assets, net	54,752	58,859
Other assets	153,103	138,478
Total assets	$1,737,097	$1,730,795
Liabilities and Shareholders' Equity
Current portion of long-term debt	$10,982	$11,298
Accounts payable	193,138	190,478
Dividends payable	5,696	5,678
Environmental liabilities	26,000	28,500
Other current liabilities	101,059	111,222
Total current liabilities	336,875	347,176
Long-term debt	510,177	470,098
Deferred income taxes	76,064	83,571
Other long-term liabilities	127,029	121,022
Total liabilities	1,050,145	1,021,867
Commitments and contingencies	—	—

Shareholders’ equity
Common stock	544	544
Capital in excess of par value	62,827	62,594
Retained earnings	957,643	948,411
Accumulated other comprehensive loss	(174,606)	(140,675)
	846,408	870,874
Less cost of common stock in treasury	(159,456)	(161,946)
Total shareholders’ equity	686,952	708,928
Total liabilities and shareholders’ equity	$1,737,097	$1,730,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.18 Form 10-Q

P. H. GLATFELTER COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30
In thousands	2018	2017
Operating activities
Net income (loss)	$(1,683)	$5,889
Adjustments to reconcile to net cash provided by operations:
Depreciation, depletion and amortization	39,511	34,967
Amortization of debt issue costs and original issue discount	580	578
Pension expense, net of unfunded benefits paid	2,788	2,512
Deferred income tax benefit (provision)	(12,268)	1,824
Gains on dispositions of plant, equipment and timberlands, net	(2,133)	(26)
Share-based compensation	3,830	2,956
Change in operating assets and liabilities
Accounts receivable	(16,606)	(12,511)
Inventories	(23,352)	(4,750)
Prepaid and other current assets	(506)	(1,711)
Accounts payable	14,679	7,044
Accruals and other current liabilities	(3,799)	(6,399)
Other	(1,003)	(1,609)
Net cash provided by operating activities	38	28,764

Investing activities
Expenditures for purchases of plant, equipment and timberlands	(36,944)	(71,047)
Proceeds from disposals of plant, equipment and timberlands, net	2,384	83
Other	(68)	—
Net cash used by investing activities	(34,628)	(70,964)

Financing activities
Net borrowings under revolving credit facility	46,660	68,236
Repayment of term loans	(5,647)	(4,528)
Payments of dividends	(11,368)	(11,130)
Proceeds from government grants	125	—
Payments related to share-based compensation awards and other	(980)	(112)
Net cash provided by financing activities	28,790	52,466
Effect of exchange rate changes on cash	(3,230)	3,732
Net increase (decrease) in cash and cash equivalents	(9,030)	13,998
Cash and cash equivalents at the beginning of period	116,219	55,444
Cash and cash equivalents at the end of period	$107,189	$69,442

Supplemental cash flow information
Cash paid for:
Interest, net of amounts capitalized	$10,349	$7,810
Income taxes, net	6,804	4,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLATFELTER

06.30.18 Form 10-Q

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

Reclassification   As a result of adopting the provisions of Accounting Standards Update (“ASU”) No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Cost we reclassified certain amounts of periodic benefit expense for previously reported periods from Cost of products sold and Selling, general and administrative expense to Non Operating Expense.  As a result of applying the ASU, Costs of products sold for the second quarter of 2017 was increased by $0.7 million and Selling, general and administrative expenses were reduced by $0.4 million and the offsetting net reclassification reduced Non-operating expense by $0.3 million.  The comparable amounts for the first six months of 2017 were $2.0 million, $0.7 million and $1.3 million, respectively.

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

Revenue Recognition  We adopted ASU No. 2014-09, Revenue from Contracts with Customers in the first quarter of 2018. This ASU clarifies the principles for recognizing revenue and establishes expanded disclosure requirements; however, the adoption of ASU No. 2014-09 had no impact on the timing or amount of revenue recognized for any period presented.  Refer to Note 4 for additional information about the disaggregation of our net sales.

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

06.30.18 Form 10-Q

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU will require organizations such as us that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The new guidance will be effective for annual periods beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. We are in the process of assessing the impact this standard will have on us and expect to follow a modified retrospective method provided for under the standard. The adoption of this standard is not expected to have an impact on our results of operations.

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

3.	PROPOSED ACQUISITION

On June 19, 2018, we signed a definitive agreement to purchase Georgia-Pacific’s European nonwovens business (the “GP Business”) for $185 million, subject to customary purchase price adjustments.  The proposed transaction is subject to customary closing conditions, including receipt of required regulatory approvals.

The proposed transaction includes Georgia-Pacific’s operations located in Steinfurt, Germany, along with sales offices located in France and Italy.  The Steinfurt facility produces high-quality airlaid products for the table-top, wipes, hygiene, food pad, and other nonwoven materials markets, competing in the marketplace with nonwoven technologies and substrates, as well as other materials focused primarily on consumer based end-use applications.  The facility is a state-of-the-art, 32,000-metric-ton-capacity manufacturing facility that employs approximately 220 people.

In 2017, the GP Business had net sales of $99 million.  The acquisition is expected to close in the fourth quarter of 2018 and we plan to finance the transaction through a combination of cash on hand and borrowings under our revolving credit facility.

GLATFELTER

06.30.18 Form 10-Q

4.	REVENUE

The following tables set forth disaggregated information pertaining to our net sales:

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Composite Fibers
Food & beverage	$70,186	$65,434	$140,583	$128,036
Wallcovering	27,789	26,173	55,921	48,628
Technical specialties	21,609	17,676	42,567	35,383
Composite laminates	8,960	9,255	18,358	18,094
Metallized	14,390	14,599	27,102	28,100
	142,934	133,137	284,531	258,241

Advanced Airlaid Materials
Feminine hygiene	46,937	44,503	95,410	86,927
Specialty wipes	10,495	6,992	18,262	13,042
Adult incontinence	5,190	3,220	9,622	6,864
Home care	3,875	3,169	7,902	5,927
Other	6,311	4,952	11,224	9,914
	72,808	62,836	142,420	122,674

Specialty Papers
Carbonless & forms	69,743	70,976	141,613	148,048
Engineered products	51,697	47,113	101,648	95,275
Envelope & converting	36,051	36,765	73,956	79,622
Book publishing	31,963	36,111	70,521	73,284
Other	577	403	1,731	911
	190,031	191,368	389,469	397,140

TOTAL	$405,773	$387,342	$816,420	$778,055

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Composite Fibers
Europe, Middle East and Africa	$91,790	$84,041	$186,572	$167,588
Americas	28,992	27,477	53,040	50,536
Asia Pacific	22,152	21,619	44,919	40,117
	142,934	133,137	284,531	258,241

Advanced Airlaid Materials
Europe, Middle East and Africa	35,905	32,404	72,133	62,133
Americas	36,310	30,011	69,128	59,932
Asia Pacific	593	421	1,159	609
	72,808	62,836	142,420	122,674

Specialty Papers
Americas	188,505	190,546	386,333	395,321
Other	1,526	822	3,136	1,819
	190,031	191,368	389,469	397,140

TOTAL	$405,773	$387,342	$816,420	$778,055

5.	GAINS ON DISPOSITION OF PLANT, EQUIPMENT AND TIMBERLANDS

During the first six months of 2018 and 2017 we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2018
Timberlands	1,029	$1,785	$1,680
Other	n/a	599	453
Total		$2,384	$2,133
2017
Timberlands	46	$75	$74
Other	n/a	8	(48)
Total		$83	$26

GLATFELTER

06.30.18 Form 10-Q

6.	EARNINGS PER SHARE

The following table sets forth the details of basic and diluted earnings per share (“EPS”):

	Three months ended June 30
In thousands, except per share	2018	2017
Net loss	$(7,399)	$(5,714)
Weighted average common shares
outstanding used in basic EPS	43,770	43,604
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	—	—
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	43,770	43,604
Loss per share
Basic	$(0.17)	$(0.13)
Diluted	(0.17)	(0.13)

	Six months ended June 30
In thousands, except per share	2018	2017
Net income (loss)	$(1,683)	$5,889
Weighted average common shares
outstanding used in basic EPS	43,735	43,593
Common shares issuable upon
exercise of dilutive stock options
and PSAs / RSUs	—	856
Weighted average common shares
outstanding and common share
equivalents used in diluted EPS	43,735	44,449
Earnings (loss) per share
Basic	$(0.04)	$0.14
Diluted	(0.04)	0.13

The following table sets forth potential common shares outstanding that were not included in the computation of diluted EPS for the period indicated, because their effect would be anti-dilutive:

	June 30
In thousands	2018	2017
Three months ended	2,393	1,327
Six months ended	2,393	591

GLATFELTER

06.30.18 Form 10-Q

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table sets forth details of the changes in accumulated other comprehensive income (losses) for the three months and six months ended June 30, 2018 and 2017.

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total

Balance at April 1, 2018	(29,092)	(5,894)	(118,428)	4,461	(148,953)
Other comprehensive income (loss) before reclassifications (net of tax)	(33,223)	3,368	—	—	(29,855)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	1,181	3,261	(240)	4,202
Net current period other comprehensive income (loss)	(33,223)	4,549	3,261	(240)	(25,653)
Balance at June 30, 2018	$(62,315)	$(1,345)	$(115,167)	$4,221	$(174,606)

Balance at April 1, 2017	$(94,383)	$554	$(108,466)	$4,882	$(197,413)
Other comprehensive income (loss) before reclassifications (net of tax)	27,504	(3,080)	—	(106)	24,318
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(571)	2,642	(57)	2,014
Net current period other comprehensive income (loss)	27,504	(3,651)	2,642	(163)	26,332
Balance at June 30, 2017	$(66,879)	$(3,097)	$(105,824)	$4,719	$(171,081)

In thousands	Currency translation adjustments	Unrealized gain (loss) on cash flow hedges	Change in pensions	Change in other postretirement defined benefit plans	Total
Balance at January 1, 2018	$(41,839)	$(4,092)	$(98,295)	$3,551	$(140,675)
Amount reclassified for adoption of ASU No. 2018-02			(23,297)	999	(22,298)
Balance as adjusted at January 1, 2018	(41,839)	(4,092)	(121,592)	4,550	(162,973)
Other comprehensive income (loss) before reclassifications (net of tax)	(20,476)	151	—	—	(20,325)
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	2,596	6,425	(329)	8,692
Net current period other comprehensive income (loss)	(20,476)	2,747	6,425	(329)	(11,633)
Balance at June 30, 2018	$(62,315)	$(1,345)	$(115,167)	$4,221	$(174,606)

Balance at January 1, 2017	$(100,448)	$1,500	$(110,656)	$4,998	$(204,606)
Other comprehensive income (loss) before reclassifications (net of tax)	33,569	(3,335)	—	(106)	30,128
Amounts reclassified from accumulated other comprehensive income (net of tax)	—	(1,262)	4,832	(173)	3,397
Net current period other comprehensive income (loss)	33,569	(4,597)	4,832	(279)	33,525
Balance at June 30, 2017	$(66,879)	$(3,097)	$(105,824)	$4,719	$(171,081)

GLATFELTER

06.30.18 Form 10-Q

Reclassifications out of accumulated other comprehensive income and into the condensed consolidated statements of income were as follows:

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Description					Line Item in Statements of Income
Cash flow hedges (Note 13)
(Gains) losses on cash flow hedges	$1,636	$(785)	$3,595	$(1,716)	Costs of products sold
Tax expense (benefit)	(455)	214	(999)	454	Income tax provision (benefit)
Net of tax	1,181	(571)	2,596	(1,262)
Retirement plan obligations (Note 8)
Amortization of deferred benefit pension plans
Prior service costs	781	708	1,561	1,412	Other, net
Actuarial losses	3,523	3,311	6,913	6,133	Other, net
	4,304	4,019	8,474	7,545
Tax benefit	(1,043)	(1,377)	(2,049)	(2,713)	Income tax provision (benefit)
Net of tax	3,261	2,642	6,425	4,832
Amortization of deferred benefit other plans
Prior service costs	(46)	(46)	(91)	(91)	Other, net
Actuarial gains	(272)	(46)	(345)	(189)	Other, net
	(318)	(92)	(436)	(280)
Tax expense	78	35	107	107	Income tax provision (benefit)
Net of tax	(240)	(57)	(329)	(173)
Total reclassifications, net of tax	$4,202	$2,014	$8,692	$3,397

GLATFELTER

06.30.18 Form 10-Q

8.	INCOME TAXES

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

Our accounting for certain elements of the TCJA was incomplete as of December 31, 2017 and remains incomplete as of June 30, 2018.  The TCJA includes a one-time mandatory repatriation transition tax on the net accumulated earnings and profits of a U.S. taxpayer’s foreign subsidiaries. We performed preliminary earnings and profit analysis which enabled us to make reasonable estimates of the effects and therefore, recorded provisional estimates for these items. A final determination of the TCJA’s impact remains incomplete pending a full analysis of the provisions and their final interpretation.

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

For the six months ended June 30, 2018, our effective tax rate increased by approximately 10% as a result of the GILTI provisions due to our utilization of U.S. federal tax loss carryforward, which restricts our ability to recognize the associated foreign tax credits and a deduction of up to 50% of the GILTI income. Since we are using U.S. federal tax loss carryforwards, there is no impact to cash taxes related to the GILTI provisions.

Income taxes are recognized for the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates.

As of June 30, 2018 and December 31, 2017, we had $28.2 million and $26.9 million, respectively, of gross unrecognized tax benefits. As of June 30, 2018, if such benefits were to be recognized, approximately $18.0 million would be recorded as a component of income tax expense, thereby affecting our effective tax rate.

We, or one of our subsidiaries, file income tax returns with the United States Internal Revenue Service, as well as various state and foreign authorities.

The following table summarizes, by major jurisdiction, tax years that remain subject to examination:

Open Tax Years
Jurisdiction	Examinations not yet initiated	Examination in progress
United States
Federal	2014 - 2017	N/A
State	2013 - 2017	2014 - 2016
Canada(1)	2010-2013; 2017	2014 - 2016
Germany(1)	2016 - 2017	2011 - 2015
France	2015 - 2017	2012
United Kingdom	2016 - 2017	N/A
Philippines	2015, 2017	2016

(1)	includes provincial or similar local jurisdictions, as applicable

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. Management performs a comprehensive review of its global tax positions on a quarterly basis and accrues amounts for uncertain tax positions. Based on these reviews and the result of discussions and resolutions of matters with certain tax authorities and the closure of tax years subject to tax audit, reserves are adjusted as necessary. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are determined or resolved or as such statutes are closed. Due to potential for resolution of federal, state and foreign examinations, and the lapse of various statutes of limitation, it is reasonably possible our gross unrecognized tax benefits balance may decrease within the next twelve months

GLATFELTER

06.30.18 Form 10-Q

by a range of zero to $4.7 million. Substantially all of this range relates to tax positions taken in Germany and the U.S.

We recognize interest and penalties related to uncertain tax positions as income tax expense. The following table summarizes information related to interest and penalties on uncertain tax positions:

	Six months ended June 30
In millions	2018	2017
Interest expense (income)	$0.2	$0.3
Penalties	—	—

	June 30	December 31
	2018	2017
Accrued interest payable	$1.0	$0.8

9.STOCK-BASED COMPENSATION

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

Restricted Stock Units (“RSU”) and Performance Share Awards (“PSAs”) Awards of RSUs and PSAs are made under our LTIP. The RSUs vest on the passage of time, generally on a graded scale over a three, four, and five-year period, or in certain instances the RSUs were issued with five year cliff vesting. PSAs are issued to members of management and vesting is based on achievement of cumulative financial performance targets covering a two year period followed by an additional one-year service period. In addition, beginning in 2018, PSA awards include a modifier based on our three-year total shareholder return (“TSR”) relative to the TSR of the S&P SmallCap 600 Index. The performance measures include a minimum, target and maximum performance level providing the grantees an opportunity to receive more or less shares than targeted depending on actual financial performance. In addition, the number of shares earned may be further increased or decreased based on our TSR relative to the S&P SmallCap 600 Index.

For RSUs, the grant date fair value of the awards, which is equal to the closing price per common share on the date of the award, is used to determine the amount of expense to be recognized over the applicable service period. For PSAs, the grant date fair value is estimated using a lattice model. The significant inputs include the stock price, volatility, dividend yield, and risk free rate of return. Settlement of RSUs and

PSAs will be made in shares of our common stock currently held in treasury.

The following table summarizes RSU and PSA activity during periods indicated:

Units	2018	2017
Balance at January 1,	929,386	679,038
Granted	389,065	364,748
Forfeited	(70,891)	(91,449)
Shares delivered	(150,020)	(24,052)
Balance at June 30,	1,097,540	928,285

The amount granted in 2018 and 2017 includes 183,355 and 163,274, respectively, of PSAs exclusive of reinvested dividends.

The following table sets forth aggregate RSU and PSA compensation expense for the periods indicated:

	June 30
In thousands	2018	2017
Three months ended	$1,651	$1,049
Six months ended	3,455	2,088

Stock Only Stock Appreciation Rights (“SOSARs”) Under terms of the SOSAR, a recipient receives the right to a payment in the form of shares of common stock equal to the difference, if any, in the fair market value of one share of common stock at the time of exercising the SOSAR and the exercise price. The SOSARs vest ratably over a three year period and have a term of ten years. No SOSARs were awarded during the first six months of 2018 or 2017.

The following table sets forth information related to outstanding SOSARS for the six months ended June 30;

	2018		2017
SOSARS	Shares	Wtd Avg Exercise Price	Shares	Wtd Avg Exercise Price
Outstanding at January 1,	2,561,846	$17.87	2,736,616	$17.64
Granted	—	—	—	—
Exercised	(148,145)	13.26	(33,050)	14.65
Canceled / forfeited	(20,994)	18.76	(17,630)	18.46
Outstanding at June 30,	2,392,707	$18.15	2,685,936	$17.67

The following table sets forth SOSAR compensation expense for the periods indicated:

	June 30
In thousands	2018	2017
Three months ended	$70	$259
Six months ended	249	868

GLATFELTER

06.30.18 Form 10-Q

10.	RETIREMENT PLANS AND OTHER POST-RETIREMENT BENEFITS

The following tables provide information with respect to the net periodic costs of our pension and post-retirement medical benefit plans.

	Three months ended June 30
In thousands	2018	2017
Pension Benefits
Service cost	$2,747	$2,649
Interest cost	5,626	5,989
Expected return on plan assets	(10,722)	(10,666)
Amortization of prior service cost	781	708
Amortization of unrecognized loss	3,523	3,311
Total net periodic benefit cost	$1,955	$1,991

Other Benefits
Service cost	$238	$284
Interest cost	410	513
Amortization of prior service credit	(46)	(46)
Amortization of actuarial gain	(272)	(46)
Total net periodic benefit cost	$330	$705

	Six months ended June 30
In thousands	2018	2017
Pension Benefits
Service cost	$5,606	$5,370
Interest cost	11,215	11,896
Expected return on plan assets	(21,561)	(21,497)
Amortization of prior service cost	1,561	1,412
Amortization of unrecognized loss	6,913	6,133
Total net periodic benefit cost	$3,734	$3,314

Other Benefits
Service cost	$545	$579
Interest cost	861	998
Amortization of prior service credit	(91)	(91)
Amortization of actuarial gain	(345)	(189)
Total net periodic benefit cost	$970	$1,297

In the first quarter of 2018, we adopted the provisions of ASU No. 2017-07 which requires entities to present the service cost component of net periodic benefit costs in operating profit along with other employee compensation costs.  All other components of net periodic benefit costs are to be presented below the determination of operating income in “Other, net”.

11.	INVENTORIES

Inventories, net of reserves, were as follows:

	June 30	December 31
In thousands	2018	2017
Raw materials	$65,426	$60,806
In-process and finished	127,311	116,678
Supplies	78,258	74,580
Total	$270,995	$252,064

12.	CAPITALIZED INTEREST

The following table sets forth details of interest incurred, capitalized and expensed:

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Interest cost incurred	$5,814	$4,880	$11,405	$9,477
Interest capitalized	-	404	396	993
Interest expense	$5,814	$4,476	$11,009	$8,484

Capitalized interest primarily relates to spending for the Airlaid capacity expansion project in 2017 and 2018 and the Specialty Papers’ environmental compliance project in 2017.

13.	LONG-TERM DEBT

Long-term debt is summarized as follows:

	June 30	December 31
In thousands	2018	2017
Revolving credit facility, due Mar. 2020	$217,860	$171,200
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	6,661	7,710
2.05% Term Loan, due Mar. 2023	29,556	33,607
1.30% Term Loan, due Jun. 2023	8,327	9,423
1.55% Term Loan, due Sep. 2025	10,356	11,390
Total long-term debt	522,760	483,330
Less current portion	(10,982)	(11,298)
Unamortized deferred issuance costs	(1,601)	(1,934)
Long-term debt, net of current portion	$510,177	$470,098

On March 12, 2015, we amended our revolving credit agreement with a consortium of banks (the “Revolving Credit Facility”) which increased the amount available for borrowing

GLATFELTER

06.30.18 Form 10-Q

to $400 million, extended the maturity of the facility to March 12, 2020, and instituted a revised interest rate pricing grid. On February 1, 2017, the Revolving Credit Facility was further amended to, among other, change the definition of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for purposes of calculating covenant compliance.

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

The Revolving Credit Facility contains a number of customary covenants for financings of this type that, among other things, restrict our ability to dispose of or create liens on assets, incur additional indebtedness, repay other indebtedness, limits certain intercompany financing arrangements, make acquisitions and engage in mergers or consolidations. We are also required to comply with specified financial tests and ratios including: i) maximum net debt to EBITDA ratio (the “leverage ratio”); and ii) a consolidated EBITDA to interest expense ratio. The most restrictive of our covenants is a maximum leverage ratio of 3.5x. As of June 30, 2018, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 3.1x. A breach of these requirements would give rise to certain remedies under the Revolving Credit Facility, among which are the termination of the agreement and accelerated repayment of the outstanding borrowings plus accrued and unpaid interest under the credit facility.

On October 3, 2012, we completed a private placement offering of $250.0 million aggregate principal amount of 5.375% Senior Notes due 2020 (the “5.375% Notes”). The 5.375% Notes, which are publically registered, are fully and unconditionally guaranteed, jointly and severally, by PHG Tea Leaves, Inc., Mollanvick, Inc., Glatfelter Composite Fibers N. A., Inc., Glatfelter Advanced Materials N.A., LLC., and Glatfelter Holdings, LLC (the “Guarantors”). Interest on the 5.375% Notes is payable semiannually in arrears on April 15 and October 15.

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

The 5.375% Notes contain various covenants customary to indebtedness of this nature including limitations on i) the amount of indebtedness that may be incurred; ii) certain restricted payments including common stock dividends; iii) distributions from certain subsidiaries; iv) sales of assets; v) transactions amongst subsidiaries; and vi) incurrence of liens on assets. In addition, the 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the Revolving Credit Facility at maturity or a default under the Revolving Credit Facility that accelerates the debt outstanding thereunder. As of June 30, 2018, we met all of the requirements of our debt covenants.

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

Letters of credit issued to us by certain financial institutions totaled $5.2 million as of June 30, 2018 and December 31, 2017. The letters of credit, which reduce amounts available under our revolving credit facility, primarily provide financial assurances for the benefit of certain state workers compensation insurance agencies in conjunction with our self-insurance program. We bear the credit risk on this amount to the extent that we do not comply with the provisions of certain agreements. No amounts are outstanding under the letters of credit.

GLATFELTER

06.30.18 Form 10-Q

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The following table sets forth carrying value and fair value of long-term debt:

	June 30, 2018		December 31, 2017
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$217,860	$217,860	$171,200	$171,200
Fixed-rate bonds	250,000	252,375	250,000	253,823
2.40% Term loan	6,661	6,813	7,710	7,889
2.05% Term loan	29,556	30,032	33,607	34,122
1.30% Term Loan	8,327	8,302	9,423	9,370
1.55% Term loan	10,356	10,323	11,390	11,320
Total	$522,760	$525,705	$483,330	$487,724

As of June 30, 2018, and December 31, 2017, we had $250.0 million of 5.375% fixed rate bonds. These bonds are publicly registered, but thinly traded.  The fair value of financial derivatives is set forth below in Note 15.

15.	FINANCIAL DERIVATIVES AND HEDGING ACTIVITIES

As part of our overall risk management practices, we enter into financial derivatives primarily designed to either i) hedge foreign currency risks associated with forecasted transactions (“cash flow hedges”); or ii) mitigate the impact that changes in currency exchange rates have on intercompany financing transactions and foreign currency denominated receivables and payables (“foreign currency hedges”).

Derivatives Designated as Hedging Instruments - Cash Flow Hedges We use currency forward contracts as cash flow hedges to manage our exposure to fluctuations in the currency exchange rates on certain forecasted production costs or capital expenditures expected to be incurred. Currency forward contracts involve fixing the exchange for delivery of a specified amount of foreign currency on a specified date. As of June 30, 2018, the maturity of currency forward contracts ranged from one month to 18 months.

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

We had the following outstanding derivatives that were used to hedge foreign exchange risks associated with forecasted transactions and designated as hedging instruments:

In thousands	June 30 2018	December 31 2017
Derivative
Sell/Buy - sell notional
Philippine Peso / British Pound	—	19,047
Euro / British Pound	12,230	13,586
Euro / U.S. Dollar	—	1,048
U.S. Dollar / Euro	349	946
Sell/Buy - buy notional
Euro / Philippine Peso	1,031,730	890,096
British Pound / Philippine Peso	767,306	797,496
U.S. Dollar / Euro	1,310	4,253
Euro / U.S. Dollar	68,673	60,519
U.S. Dollar / Canadian Dollar	32,280	32,265
British Pound / Euro	—	335

Derivatives Not Designated as Hedging Instruments - Foreign Currency Hedges We also entered into forward foreign exchange contracts to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities. None of these contracts are designated as hedges for financial accounting purposes and, accordingly, changes in value of the foreign exchange forward contracts and in the offsetting underlying on-balance-sheet transactions are reflected in the accompanying condensed consolidated statements of income under the caption “Other, net.”

The following sets forth derivatives used to mitigate the impact changes in currency exchange rates have on balance sheet monetary assets and liabilities:

In thousands	June 30 2018	December 31 2017
Derivative
Sell/Buy - sell notional
U.S. Dollar / British Pound	22,500	17,500
British Pound / Euro	1,000	1,000
Canadian / U.S. dollar	2,500	-

Sell/Buy - buy notional
Euro / U.S. Dollar	6,000	4,500
British Pound / Euro	9,000	13,000

GLATFELTER

06.30.18 Form 10-Q

These contracts have maturities of one month from the date originally entered into.

Fair Value Measurements The following table summarizes the fair values of derivative instruments for the period indicated and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded:

In thousands	June 30 2018	December 31 2017	June 30 2018	December 31 2017
	Prepaid Expenses and Other		Other
Balance sheet caption	Current Assets		Current Liabilities
Designated as hedging:
Forward foreign currency
exchange contracts	$1,085	$1,066	$1,419	$4,787
Not designated as hedging:
Forward foreign currency
exchange contracts	$351	$151	$422	$43

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

The following table summarizes the amount of income or (loss) from derivative instruments recognized in our results of operations for the periods indicated and the line items in the accompanying condensed consolidated statements of income where the results are recorded:

	Three months ended June 30		Six months ended June 30
In thousands	2018	2017	2018	2017
Designated as hedging:
Forward foreign currency exchange contracts:
Effective portion – cost of products sold	$(1,636)	$785	$(3,595)	$1,716
Ineffective portion – other – net	110	36	(212)	86
Not designated as hedging:
Forward foreign currency
exchange contracts:
Other – net	$(898)	$370	$(601)	$391

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

A rollforward of fair value amounts recorded as a component of accumulated other comprehensive income (loss) is as follows:

In thousands	2018	2017
Balance at January 1,	$(5,640)	$1,882
Deferred (losses) gains
on cash flow hedges	288	(4,801)
Reclassified to earnings	3,595	(1,716)
Balance at June 30,	$(1,757)	$(4,635)

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

GLATFELTER

06.30.18 Form 10-Q

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

GLATFELTER

06.30.18 Form 10-Q

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

Cost estimates. The proposed NCR/Appvion consent decree, as revised, states that all parties combined have spent more than $1 billion through March 2017 towards remedial actions and NRDs, of which we have contributed approximately $75 million. In addition, work to complete the remaining site remedy under the UAO was anticipated to cost approximately $200 million at the beginning of the 2017 remediation season. We believe NCR to have completed a full season of work in 2017 and to working during the 2018 season. So long as the NCR/Appvion consent decree remains in effect, we are not exposed to reallocation of any of those amounts, and no other party will be exposed to reallocation of any of the amounts that we have incurred or may incur in the future.

So long as the NCR/Appvion consent decree remains in effect, we (and not NCR) would remain responsible for the Governments’ unreimbursed past costs. Many parties have entered into settlements with the Governments over time, including us, that have called for payments of cash or in-kind provision of natural resource restoration projects. Certain amounts were allocated to the United States and the State to reimburse their costs, and other amounts were allocated to the Natural Resource Damages Assessment and Restoration (“NRDAR”) Fund to pay for natural resource damages assessment, if any, and restoration projects. The Governments may not recover costs from us that anyone has reimbursed previously. As of the end of 2015, the United States claims to have incurred about $32.7 million in unreimbursed recoverable costs including prejudgment interest, an amount that we dispute. The State had no unreimbursed recoverable costs, and now claims to have had on hand approximately $4.6 million of unspent settlement money, a claim that we also dispute. Further, the NRDAR Fund had received what the Governments claim to have been approximately $105 million in settlement payments, of which more than $60 million remained unspent. On February 5, 2018, the district court decided that the Governments’ recovery of costs would be reduced by the funds held by the State at the end of 2015 and by any amount by which the Governments had applied settlement payments to natural resource damages in excess of the actual amount of natural resource damages. The Governments moved for reconsideration. On July 13, 2018, the district court denied that motion, holding that the United States’ right to recover should be reduced by (a) the amount by which the $105 million of settlement payments accounted as a recovery of NRDs exceeded the actual NRDs and (b) the amounts held as a balance by the State that the State has not subsequently spent. Both of those would be the subject of a trial. The Governments have requested permission to appeal that determination. We contend that the natural resource restoration projects already constructed fully compensate the public for any natural resource damages, and therefore that the entire unspent balance in the NRDAR Fund remains as an offset, an amount likely to exceed all of the Governments’ past and future costs of response. No date has yet been set for trial of the issue. If at trial the actual amount of NRDs were determined to be more than the Governments have collected in settlements, we might be exposed to that shortfall.

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

We and WTM I executed documents for the withdrawal of WTM I from the entity we jointly formed for the performance of the OU1 work and for the release of all claims between us related to the Site, which was approved by the court overseeing WTM I’s bankruptcy in May 2018. As a result of this action, we assumed WTM I’s portion of the OU1

GLATFELTER

06.30.18 Form 10-Q

escrow account totaling approximately $4.7 million, which is included under the caption “Other assets” on the condensed consolidated balance sheet at June 30, 2018 and have increased our reserve for Fox River by an equal amount for potential liabilities associated with the river that we believe may ultimately be satisfied with funds from the escrow account.

Reserves for the Site.  Our reserve for all remaining claims against us relating to PCB contamination is set forth below:

	Six months ended June 30
In thousands	2018	2017
Balance at January 1,	$43,144	$52,788
Payments	(2,708)	(128)
Assumption of WTM I escrow	4,746	-
Accretion	66	-
Balance at June 30,	$45,248	$52,660

The payments set forth above primarily represent cash paid under the recently-entered long-term monitoring and maintenance agreement. Of our total reserve for the Fox River, $26.0 million is recorded in the accompanying March 31, 2018 condensed consolidated balance sheet under the caption “Environmental liabilities” and the remaining $19.2 million is recorded under the caption “Other long term liabilities.”

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

GLATFELTER

06.30.18 Form 10-Q

17.	SEGMENT INFORMATION

The following tables set forth financial and other information by business unit for the period indicated:

Three months ended June 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$142.9	$133.1	$72.8	$62.8	$190.0	$191.4	$—	$—	$405.8	$387.3
Energy and related sales, net	—	—	—	—	0.9	1.0	—	—	0.9	1.0
Total revenue	142.9	133.1	72.8	62.8	190.9	192.4	—	—	406.7	388.3
Cost of products sold	118.0	107.6	62.8	53.0	200.6	195.6	3.7	2.4	385.1	358.6
Gross profit (loss)	24.9	25.5	10.0	9.8	(9.7)	(3.2)	(3.7)	(2.4)	21.6	29.7
SG&A	11.7	10.8	2.4	2.3	11.2	10.3	6.3	8.1	31.6	31.5
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.6)	—	(0.6)	—
Total operating income (loss)	13.2	14.7	7.6	7.5	(20.9)	(13.5)	(9.4)	(10.5)	(9.4)	(1.8)
Non-operating expense	—	—	—	—	—	—	(6.0)	(4.3)	(6.0)	(4.3)
Income (loss) before income taxes	$13.2	$14.7	$7.6	$7.5	$(20.9)	$(13.5)	$(15.4)	$(14.8)	$(15.4)	$(6.1)
Supplementary Data
Net tons sold (thousands)	40.4	41.9	27.0	25.5	173.2	184.1	—	—	240.6	251.5
Depreciation, depletion and amortization	$7.2	$7.0	$3.5	$2.3	$8.2	$7.7	$1.2	$0.7	$20.1	$17.7
Capital expenditures	2.8	2.1	2.5	12.9	4.5	15.8	0.6	3.5	10.4	34.3

Six months ended June 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$284.5	$258.2	$142.4	$122.7	$389.5	$397.1	$—	$—	$816.4	$778.1
Energy and related sales, net	—	—	—	—	2.4	2.1	—	—	2.4	2.1
Total revenue	284.5	258.2	142.4	122.7	391.9	399.2	—	—	818.8	780.2
Cost of products sold	232.7	207.2	122.5	103.5	387.1	375.6	6.0	8.5	748.3	694.8
Gross profit (loss)	51.8	51.0	19.9	19.2	4.8	23.6	(6.0)	(8.5)	70.5	85.4
SG&A	23.3	21.9	5.1	4.6	23.3	23.6	16.9	16.3	68.6	66.4
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	(2.1)	—	(2.1)	—
Total operating income (loss)	28.5	29.1	14.8	14.6	(18.5)	---	(20.8)	(24.7)	4.0	19.0
Non-operating expense	—	—	—	—	—	—	(11.0)	(7.4)	(11.0)	(7.4)
Income (loss) before income taxes	$28.5	$29.1	$14.8	$14.6	$(18.5)	$—	$(31.8)	$(32.1)	$(6.9)	$11.6
Supplementary Data
Net tons sold (thousands)	80.5	80.7	53.3	50.3	361.6	381.4	—	—	495.4	512.4
Depreciation, depletion and amortization	$14.6	$13.8	$6.3	$4.6	$16.3	$14.9	$2.3	$1.7	$39.5	$35.0
Capital expenditures	7.9	6.8	15.6	23.5	11.0	34.0	2.4	6.7	36.9	71.0

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

06.30.18 Form 10-Q

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

The following presents our condensed consolidating statements of income, including comprehensive income, for the six months ended June 30, 2018 and 2017, our condensed consolidating balance sheets as of June 30, 2018 and December 31, 2017, and our condensed consolidating cash flows for the six months ended June 30, 2018 and 2017.

Condensed Consolidating Statement of Income for the three months ended June 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$190,032	$32,319	$208,579	$(25,157)	$405,773
Energy and related sales, net	944	—	—	—	944
Total revenues	190,976	32,319	208,579	(25,157)	406,717
Costs of products sold	203,339	31,097	175,835	(25,157)	385,114
Gross profit (loss)	(12,363)	1,222	32,744	—	21,603
Selling, general and administrative
expenses	16,971	(332)	14,922	—	31,561
(Gain) loss on dispositions of plant
equipment and timberlands, net	(22)	(565)	8	—	(579)
Operating income (loss)	(29,312)	2,119	17,814	—	(9,379)
Other non-operating
income (expense)
Interest expense	(6,389)	(585)	(446)	1,606	(5,814)
Interest income	133	1,446	53	(1,606)	26
Equity in earnings of subsidiaries	14,971	12,707	—	(27,678)	—
Other, net	1,532	529	(2,318)	—	(257)
Total other non-operating
income (expense)	10,247	14,097	(2,711)	(27,678)	(6,045)
Income (loss) before income taxes	(19,065)	16,216	15,103	(27,678)	(15,424)
Income tax provision (benefit)	(11,666)	1,267	2,374	—	(8,025)
Net income (loss)	(7,399)	14,949	12,729	(27,678)	(7,399)
Other comprehensive income (loss)	(25,653)	(28,587)	(28,149)	56,736	(25,653)
Comprehensive income (loss)	$(33,052)	$(13,638)	$(15,420)	$29,058	$(33,052)

GLATFELTER

06.30.18 Form 10-Q

Condensed Consolidating Statement of Income for the six months ended June 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$389,471	$52,332	$424,714	$(50,097)	$816,420
Energy and related sales, net	2,372	—	—	—	2,372
Total revenues	391,843	52,332	424,714	(50,097)	818,792
Costs of products sold	394,504	49,362	354,514	(50,097)	748,283
Gross profit (loss)	(2,661)	2,970	70,200	—	70,509
Selling, general and administrative
expenses	37,408	1,673	29,543	—	68,624
(Gain) loss on dispositions of plant
equipment and timberlands, net	(460)	(1,680)	7	—	(2,133)
Operating income (loss)	(39,609)	2,977	40,650	—	4,018
Other non-operating
income (expense)
Interest expense	(12,071)	(1,040)	(874)	2,976	(11,009)
Interest income	279	2,690	87	(2,976)	80
Equity in earnings of subsidiaries	36,204	34,962	—	(71,166)
Other, net	(881)	(2,734)	3,587	—	(28)
Total other non-operating
income (expense)	23,531	33,878	2,800	(71,166)	(10,957)
Income (loss) before income taxes	(16,078)	36,855	43,450	(71,166)	(6,939)
Income tax provision (benefit)	(14,395)	673	8,466	—	(5,256)
Net income (loss)	(1,683)	36,182	34,984	(71,166)	(1,683)
Other comprehensive income (loss)	(11,633)	(17,551)	(16,114)	33,665	(11,633)
Comprehensive income (loss)	$(13,316)	$18,631	$18,870	$(37,501)	$(13,316)

Condensed Consolidating Statement of Income for the three months ended June 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$191,370	$23,052	$194,708	$(21,788)	$387,342
Energy and related sales, net	981	—	—	—	981
Total revenues	192,351	23,052	194,708	(21,788)	388,323
Costs of products sold	196,145	22,047	162,184	(21,788)	358,588
Gross profit	(3,794)	1,005	32,524	—	29,735
Selling, general and administrative
expenses	16,421	236	14,888	—	31,545
(Gain) loss on dispositions of plant
equipment and timberlands, net	16	(74)	—	—	(58)
Operating income (loss)	(20,231)	843	17,636	—	(1,752)
Other non-operating
income (expense)
Interest expense	(5,182)	(206)	(437)	1,349	(4,476)
Interest income	142	1,237	15	(1,349)	45
Equity in earnings of subsidiaries	18,801	19,249	—	(38,050)
Other, net	781	(2,319)	1,636	—	98
Total other non-operating
income (expense)	14,542	17,961	1,214	(38,050)	(4,333)
Income (loss) before income taxes	(5,689)	18,804	18,850	(38,050)	(6,085)
Income tax provision (benefit)	25	3	(399)	—	(371)
Net income (loss)	(5,714)	18,801	19,249	(38,050)	(5,714)
Other comprehensive income	26,332	23,964	23,371	(47,335)	26,332
Comprehensive income	$20,618	$42,765	$42,620	$(85,385)	$20,618

GLATFELTER

06.30.18 Form 10-Q

Condensed Consolidating Statement of Income for the six months ended June 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net sales	$397,141	$42,585	$380,595	$(42,266)	$778,055
Energy and related sales, net	2,110	—	—	—	2,110
Total revenues	399,251	42,585	380,595	(42,266)	780,165
Costs of products sold	381,391	40,633	315,043	(42,266)	694,801
Gross profit	17,860	1,952	65,552	—	85,364
Selling, general and administrative
expenses	36,583	310	29,529	—	66,422
(Gain) loss on dispositions of plant
equipment and timberlands, net	48	(74)	—	—	(26)
Operating income (loss)	(18,771)	1,716	36,023	—	18,968
Other non-operating
income (expense)
Interest expense	(9,843)	(319)	(941)	2,619	(8,484)
Interest income	291	2,398	88	(2,619)	158
Equity in earnings of subsidiaries	32,418	33,101	-	(65,519)
Other, net	2,365	(4,525)	3,070	—	910
Total other non-operating
income (expense)	25,231	30,655	2,217	(65,519)	(7,416)
Income before income taxes	6,460	32,371	38,240	(65,519)	11,552
Income tax provision (benefit)	571	(47)	5,139	—	5,663
Net income	5,889	32,418	33,101	(65,519)	5,889
Other comprehensive income	33,525	29,066	28,385	(57,451)	33,525
Comprehensive income	$39,414	$61,484	$61,486	$(122,970)	$39,414

Condensed Consolidating Balance Sheet as of June 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,201	$1,729	$104,259	$-	$107,189
Other current assets	262,122	256,018	295,167	(316,171)	497,136
Plant, equipment and timberlands, net	367,703	86,461	390,303	—	844,467
Investments in subsidiaries	837,670	652,335	—	(1,490,005)	—
Other assets	144,794	—	143,511	—	288,305
Total assets	$1,613,490	$996,543	$933,240	$(1,806,176)	$1,737,097
Liabilities and Shareholders' Equity
Current liabilities	$422,603	$81,975	$148,468	$(316,171)	$336,875
Long-term debt	394,462	67,000	48,715	—	510,177
Deferred income taxes	3,201	18,542	54,321	—	76,064
Other long-term liabilities	106,272	485	20,272	—	127,029
Total liabilities	926,538	168,002	271,776	(316,171)	1,050,145
Shareholders’ equity	686,952	828,541	661,464	(1,490,005)	686,952
Total liabilities and shareholders’ equity	$1,613,490	$996,543	$933,240	$(1,806,176)	$1,737,097

GLATFELTER

06.30.18 Form 10-Q

Condensed Consolidating Balance Sheet as of December 31, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Assets
Cash and cash equivalents	$1,292	$720	$114,207	$-	$116,219
Other current assets	249,293	217,822	279,626	(277,989)	468,752
Plant, equipment and timberlands, net	375,231	80,992	409,520	—	865,743
Investments in subsidiaries	829,895	653,128	—	(1,483,023)	—
Other assets	139,552	—	140,529	—	280,081
Total assets	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795
Liabilities and Shareholders' Equity
Current liabilities	$402,787	$54,640	$167,738	$(277,989)	$347,176
Long-term debt	368,496	51,000	50,602	—	470,098
Deferred income taxes	14,081	16,814	52,676	—	83,571
Other long-term liabilities	100,971	313	19,738	—	121,022
Total liabilities	886,335	122,767	290,754	(277,989)	1,021,867
Shareholders’ equity	708,928	829,895	653,128	(1,483,023)	708,928
Total liabilities and shareholders’ equity	$1,595,263	$952,662	$943,882	$(1,761,012)	$1,730,795

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2018

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated

Net cash provided (used) by
Operating activities	$(4,089)	$(114)	$24,241	$(20,000)	$38
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(13,414)	(12,902)	(10,628)	—	(36,944)
Proceeds from disposals of plant, equipment and timberlands, net	598	1,785	1	—	2,384
Advances of intercompany loans	—	(3,445)	—	3,445	—
Intercompany capital contributed	—	(315)	—	315	—
Intercompany capital returned	—	20,000	—	(20,000)	—
Other	(68)	—	—	—	(68)
Total investing activities	(12,884)	5,123	(10,627)	(16,240)	(34,628)
Financing activities
Net borrowings (repayments) of long-term debt	25,660	16,000	(647)	—	41,013
Payment of dividends to shareholders	(11,368)	—	—	—	(11,368)
Borrowings of intercompany loans	3,445	—	—	(3,445)	—
Intercompany capital received	—	—	315	(315)	—
Intercompany capital returned	—	—	(20,000)	20,000	—
Payment of intercompany dividend	—	(20,000)	—	20,000	—
Proceeds from government grants	125	—	—	—	125
Payments related to share-based compensation awards and other	(980)	—	—	—	(980)
Total financing activities	16,882	(4,000)	(20,332)	36,240	28,790
Effect of exchange rate on cash	—	—	(3,230)	—	(3,230)
Net increase (decrease) in cash	(91)	1,009	(9,948)	—	(9,030)
Cash at the beginning of period	1,292	720	114,207	—	116,219
Cash at the end of period	$1,201	$1,729	$104,259	$—	$107,189

GLATFELTER

06.30.18 Form 10-Q

Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2017

In thousands	Parent Company	Guarantors	Non Guarantors	Adjustments/ Eliminations	Consolidated
Net cash provided (used) by
Operating activities	$(12,072)	$(1,085)	$42,606	$(685)	$28,764
Investing activities
Expenditures for purchases of plant, equipment and timberlands	(40,739)	(21,421)	(8,887)	—	(71,047)
Proceeds from disposals of plant, equipment and timberlands, net	8	75	—	—	83
Repayments from intercompany loans	—	12,000	—	(12,000)	—
Advances of intercompany loans	—	(12,550)	—	12,550	—
Intercompany capital contributed	—	(400)	—	400	—
Total investing activities	(40,731)	(22,296)	(8,887)	950	(70,964)
Financing activities
Net borrowings (repayments) of long-term debt	55,000	25,000	(16,292)	—	63,708
Payment of dividends to shareholders	(11,130)	—	—	—	(11,130)
Repayments of intercompany loans	—	—	(12,000)	12,000	—
Borrowings of intercompany loans	12,550	—	—	(12,550)	—
Intercompany capital received	—	—	400	(400)	—
Payment of intercompany dividend	—	—	(685)	685	—
Payments related to share-based compensation awards and other	(112)	—	—	—	(112)
Total financing activities	56,308	25,000	(28,577)	(265)	52,466
Effect of exchange rate on cash	—	—	3,732	—	3,732
Net increase in cash	3,505	1,619	8,874	—	13,998
Cash at the beginning of period	5,082	1,461	48,901	—	55,444
Cash at the end of period	$8,587	$3,080	$57,775	$—	$69,442

GLATFELTER

06.30.18 Form 10-Q

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

iii.	risks associated with our international operations, including local economic and political environments and fluctuations in currency exchange rates;
iv.	geopolitical events, including the impact of conflicts in Russia, Ukraine and Philippines;
v.	our ability to develop new, high value-added products;
vi.	changes in the price or availability of raw materials we use, in particular pulpwood, pulp, pulp substitutes, synthetic pulp, colorformers, caustic soda, and abaca fiber;
vii.	changes in energy-related prices and commodity raw materials with an energy component;
viii.	the impact of unplanned production interruption;
ix.	disruptions in production and/or increased costs due to labor disputes;
x.	the impact of exposure to volatile market-based pricing for sales of excess electricity;
xi.	the gain or loss of significant customers and/or on-going viability of such customers;
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

GLATFELTER

06.30.18 Form 10-Q

RESULTS OF OPERATIONS

Six months ended June 30, 2018 versus the six months ended June 30, 2017

Overview For the first six months of 2018 we reported a net loss of $1.7 million, or $0.04 per share compared with net income of $5.9 million and $0.13 per diluted share in the year earlier period.  Adjusted earnings for the first six months of 2018 were $4.3 million, or $0.10 per diluted share compared with $14.5 million, or $0.33 per diluted share, for the same period a year ago.  Our consolidated results in the first six months of 2018 were adversely impacted by rising input costs outpacing the realization of higher selling prices by $13.9 million, net. Advanced Airlaid Materials’ and Specialty Papers’ results were adversely impacted by higher depreciation expense related to the capacity expansion and environmental compliance projects, respectively. Specialty Papers’ results were also adversely impacted by higher costs of annual maintenance outages.

The following table sets forth summarized consolidated results of operations:

	Six months ended June 30
In thousands, except per share	2018	2017
Net sales	$816,420	$778,055
Gross profit	70,509	85,364
Operating income	4,018	18,968
Net income (loss)	(1,683)	5,889
Earnings (loss) per share	(0.04)	0.13

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

Adjusted earnings and adjusted earnings per share are considered measures not calculated in accordance with GAAP, and therefore are non-GAAP measures.  The non-GAAP financial information should not be considered in isolation from, or as a substitute for, measures of financial performance prepared in accordance with GAAP.  The following table sets forth the reconciliation of net income to adjusted earnings for the six months ended June 30, 2018 and 2017:

	Six months ended June 30
	2018		2017
In thousands, except per share	Amount	EPS	Amount	Diluted EPS
Net income (loss)	$(1,683)	$(0.04)	$5,889	$0.13
Adjustments (pre-tax)
Costs related to strategic initiatives	4,281		-
Airlaid capacity expansion costs	4,705		4,453
Cost optimization actions	-		2,788
Specialty Papers' environmental compliance	-		2,480
Timberland sales and related costs	(1,680)		(74)
Total adjustments (pre-tax)	7,306		9,647
Income taxes (1)	(1,309)		(999)
U.S. Tax Reform	(8)		-
Total after-tax adjustments	5,989	0.14	8,648	0.19
Adjusted earnings	$4,306	$0.10	$14,537	$0.33

(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

The sum of individual per share amounts set forth above may not agree to adjusted earnings per share due to rounding.

GLATFELTER

06.30.18 Form 10-Q

Business Unit Performance

Six months ended June 30			Advanced Airlaid				Other and
Dollars in millions	Composite Fibers		Materials		Specialty Papers		Unallocated		Total
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$284.5	$258.2	$142.4	$122.7	$389.5	$397.1	$—	$—	$816.4	$778.1
Energy and related sales, net	—	—	—	—	2.4	2.1	—	—	2.4	2.1
Total revenue	284.5	258.2	142.4	122.7	391.9	399.2	—	—	818.8	780.2
Cost of products sold	232.7	207.2	122.5	103.5	387.1	375.6	6.0	8.5	748.3	694.8
Gross profit (loss)	51.8	51.0	19.9	19.2	4.8	23.6	(6.0)	(8.5)	70.5	85.4
SG&A	23.3	21.9	5.1	4.6	23.3	23.6	16.9	16.3	68.6	66.4
(Gains) losses on dispositions of plant,
equipment and timberlands, net	—	—	—	—	—	—	(2.1)	—	(2.1)	—
Total operating income (loss)	28.5	29.1	14.8	14.6	(18.5)	---	(20.8)	(24.7)	4.0	19.0
Non-operating expense	—	—	—	—	—	—	(11.0)	(7.4)	(11.0)	(7.4)
Income (loss) before income taxes	$28.5	$29.1	$14.8	$14.6	$(18.5)	$—	$(31.8)	$(32.1)	$(6.9)	$11.6
Supplementary Data
Net tons sold (thousands)	80.5	80.7	53.3	50.3	361.6	381.4	—	—	495.4	512.4
Depreciation, depletion and amortization	$14.6	$13.8	$6.3	$4.6	$16.3	$14.9	$2.3	$1.7	$39.5	$35.0
Capital expenditures	7.9	6.8	15.6	23.5	11.0	34.0	2.4	6.7	36.9	71.0

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

GLATFELTER

06.30.18 Form 10-Q

Sales and Costs of Products Sold

	Six months ended June 30
In thousands	2018	2017	Change
Net sales	$816,420	$778,055	$38,365
Energy and related sales, net	2,372	2,110	262
Total revenues	818,792	780,165	38,627
Costs of products sold	748,283	694,801	53,482
Gross profit	$70,509	$85,364	$(14,855)
Gross profit as a percent of Net sales	8.6%	11.0%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Six months ended June 30
Percent of Total	2018	2017
Business Unit
Composite Fibers	34.8%	33.2%
Advanced Airlaid Material	17.4	15.8
Specialty Papers	47.8	51.0
Total	100.0%	100.0%

Net sales totaled $816.4 million and $778.1 million in the first six months of 2018 and 2017, respectively.  Higher selling prices and currency translation favorably impacted the year-over-year comparison by $7.8 million and $32.5 million, respectively.  On a constant currency basis, Composite Fibers’ net sales and Advanced Airlaid Materials’ increased by 1.0% and 9.6%, respectively.  Specialty Papers’ net sales declined 3.1% in the year-over-year comparison reflecting the shutdown of a machine in the third quarter of 2017.

Composite Fibers’ net sales increased $26.3 million, or 10.2% primarily due to a $24.5 million favorable impact from currency translation and $1.8 million from higher selling prices.

Composite Fibers’ operating income for the first six months of 2018 totaled $28.5 million, slightly lower than the year-ago period.  A $1.8 million increase in selling prices and production efficiencies was offset by significantly higher raw material prices.  The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $19.7 million, or 16.1%, primarily due to a 6.0% increase in shipping volumes, $2.5 million from higher selling prices and $8.0 million from currency translation.

Operating income for the first six months of 2018 totaled $14.8 million, or 1.4% higher than the comparable period a year ago.  Higher selling prices were substantially offset by higher input costs.  The primary drivers are summarized in the following chart:

Specialty Papers’ net sales totaled $389.5 million, a $7.6 million decrease compared to the same period a year ago reflecting the shutdown of a machine in the third quarter of 2017, partially offset by $3.5 million from higher selling prices.

Specialty Papers’ operating loss totaled $18.5 million in the six months of 2018 compared with break-even in the same period a year ago.  The weaker performance was driven by higher raw material and energy prices, particularly purchased pulp, outpacing the realization of increased selling prices on a net basis totaling $8.2 million.  In addition, transition costs associated with the machine shutdown, severe weather and water quality issues, and an increase in the cost of annual maintenance outages from $29.0 million in 2018 compared with $22.9 million in 2017 adversely impacted results.  The primary drivers are summarized in the following chart:

We sell excess power generated by the Spring Grove, PA facility. Renewable energy credits (“RECs”) represent sales of certified credits earned related to burning renewable sources

GLATFELTER

06.30.18 Form 10-Q

of energy such as black liquor and wood waste. We sell RECs into an illiquid market. The extent and value of future revenues from REC sales is dependent on many factors outside of management’s control. Therefore, we may not be able to generate consistent additional sales of RECs in future periods. The following table summarizes this activity for the first six months of 2018 and 2017:

	Six months ended June 30
In thousands	2018	2017	Change
Energy sales	$2,121	$1,793	$328
Costs to produce	(1,521)	(2,367)	846
Net	600	(574)	1,174
Renewable energy credits	1,772	2,684	(912)
Total	$2,372	$2,110	$262

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $20.8 million in the first six months of 2018 compared with $24.7 million in the first six months of 2017. The decrease in Other and Unallocated expenses, excluding the impact of gains from timberland sales in 2018, primarily relates to the costs in 2017 for the completion of Specialty Papers’ environmental compliance project.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Six months ended June 30
In thousands	2018	2017	Change
Recorded as:
Costs of products sold	$4,465	$4,246	$219
SG&A expense	1,141	1,124	17
Non operating expense	(1,872)	(2,056)	184
Total	$3,734	$3,314	$420

The amount of pension expense recognized each year is dependent on various actuarial assumptions and certain other factors, including discount rates and the fair value of our pension assets. Pension expense for the full year of 2018 is expected to be approximately $7.5 million compared with $6.6 million in 2017.

Gains (losses) on Dispositions of Plant, Equipment and Timberlands  During the first six months of 2018, we completed the following sales of assets:

Dollars in thousands	Acres	Proceeds	Gain (loss)
2018
Timberlands	1,029	$1,785	$1,680
Other	n/a	599	453
Total		$2,384	$2,133
2017
Timberlands	46	$75	$74
Other	n/a	8	(48)
Total		$83	$26

Income taxes For the first six months of 2018, we recorded an income tax benefit of $5.3 million on pre-tax loss of $6.9 million compared with a $5.7 million provision on pre-tax income of $11.6 million in the same period a year ago.  The effective tax rate in the first six months of 2018  includes a $3.1 million investment tax credit as well the impact of the 2017 U.S. tax reform.  This required us to record a provision for the Global Intangible Low Taxed Income, also known as GILTI, which increased the effective tax rate by approximately 10%.  In addition, since we are using U.S. federal tax loss carryforwards there is no impact to cash taxes related to the GILTI provisions. The effective tax rate for the first six months of 2017 reflected an increase in unrecognized tax benefits and in our valuation allowances for U.S. deferred tax assets. The effective tax rate for the second half of 2018 is expected to be approximately 35%.

Foreign Currency We own and operate facilities in Canada, Germany, France, the United Kingdom and the Philippines. The functional currency of our Canadian operations is the U.S. dollar. However, in Germany and France it is the Euro, in the UK, it is the British Pound Sterling, and in the Philippines the functional currency is the Peso. On an annual basis, our euro denominated revenue exceeds euro expenses by an estimated €145 million. For the first six months of 2018, the average currency exchange rate was 1.21 dollar/euro compared with 1.08 in the same period of 2017. With respect to the British Pound Sterling, Canadian dollar, and Philippine Peso, we have differing amounts of inflows and outflows of these currencies, although to a lesser degree than the euro. As a result, we are exposed to changes in currency exchange rates and such changes could be significant. The translation of the results from international operations into U.S. dollars is subject to changes in foreign currency exchange rates.

GLATFELTER

06.30.18 Form 10-Q

The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the first six months of 2018.

In thousands	Six months ended June 30, 2018
Favorable (unfavorable)
Net sales	$32,522
Costs of products sold	(28,665)
SG&A expenses	(2,380)
Income taxes and other	181
Net income	$1,658

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2018 were the same as 2017. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

Three months ended June 30, 2018 versus the three months ended June 30, 2017

Overview For the second quarter of 2018, our net loss totaled $7.4 million, or $0.17 per share compared with a net loss of $5.7 million, or $0.13 per share in the second quarter of 2017. On an adjusted basis the loss for the second quarter of 2018 was $4.3 million, or $0.10 per share compared with $2.6 million, or $0.06 per share, for the same period a year ago.

The following table sets forth summarized results of operations:

	Three months ended June 30
In thousands, except per share	2018	2017
Net sales	$405,773	$387,342
Gross profit	21,603	29,735
Operating loss	(9,379)	(1,752)
Net loss	(7,399)	(5,714)
Loss per share	(0.17)	(0.13)

The following table sets forth the reconciliation of net income to adjusted earnings for the three months ended June 30, 2018 and 2017:

	Three months ended June 30
	2018		2017
In thousands, except per share	Amount	EPS	Amount	Diluted EPS

Net loss	$(7,399)	$(0.17)	$(5,714)	$(0.13)
Adjustments (pre-tax)
Costs related to strategic initiatives	2,172		-
Airlaid capacity expansion costs	1,672		2,495
Cost optimization	-		775
Specialty Papers' environmental compliance and other	-		216
Timberland sales and related costs	(565)		(74)
Total adjustments (pre-tax)	3,279		3,412
Income taxes (1)	(354)		(317)
U.S. Tax Reform	172		-
Total after-tax adjustments	3,097	0.07	3,095	0.07
Adjusted loss	$(4,302)	$(0.10)	$(2,619)	$(0.06)
(1)	Tax effect on adjustments calculated based on the incremental effective tax rate of the jurisdiction in which each adjustment originated and the related impact of valuation allowances.

GLATFELTER

06.30.18 Form 10-Q

Business Unit Performance

Three months ended June 30		Advanced Airlaid		Other and
Dollars in millions	Composite Fibers	Materials	Specialty Papers	Unallocated	Total

	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$142.9	$133.1	$72.8	$62.8	$190.0	$191.4	$—	$—	$405.8	$387.3
Energy and related sales, net	—	—	—	—	0.9	1.0	—	—	0.9	1.0
Total revenue	142.9	133.1	72.8	62.8	190.9	192.4	—	—	406.7	388.3
Cost of products sold	118.0	107.6	62.8	53.0	200.6	195.6	3.7	2.4	385.1	358.6
Gross profit (loss)	24.9	25.5	10.0	9.8	(9.7)	(3.2)	(3.7)	(2.4)	21.6	29.7
SG&A	11.7	10.8	2.4	2.3	11.2	10.3	6.3	8.1	31.6	31.5
(Gains) losses on dispositions of plant, equipment and timberlands, net	—	—	—	—	—	—	(0.6)	—	(0.6)	—
Total operating income (loss)	13.2	14.7	7.6	7.5	(20.9)	(13.5)	(9.4)	(10.5)	(9.4)	(1.8)
Non-operating expense	—	—	—	—	—	—	(6.0)	(4.3)	(6.0)	(4.3)
Income (loss) before income taxes	$13.2	$14.7	$7.6	$7.5	$(20.9)	$(13.5)	$(15.4)	$(14.8)	$(15.4)	$(6.1)
Supplementary Data
Net tons sold (thousands)	40.4	41.9	27.0	25.5	173.2	184.1	—	—	240.6	251.5
Depreciation, depletion and amortization	$7.2	$7.0	$3.5	$2.3	$8.2	$7.7	$1.2	$0.7	$20.1	$17.7
Capital expenditures	2.8	2.1	2.5	12.9	4.5	15.8	0.6	3.5	10.4	34.3

The sum of individual amounts set forth above may not agree to the consolidated financial statements included herein due to rounding.

GLATFELTER

06.30.18 Form 10-Q

Sales and Costs of Products Sold

	Three months ended June 30
In thousands	2018	2017	Change
Net sales	$405,773	$387,342	$18,431
Energy and related sales, net	944	981	(37)
Total revenues	406,717	388,323	18,394
Costs of products sold	385,114	358,588	26,526
Gross profit	$21,603	$29,735	$(8,132)
Gross profit as a percent of Net sales	5.3%	7.7%

The following table sets forth the contribution to consolidated net sales by each business unit:

	Three months ended June 30
Percent of Total	2018	2017
Business Unit
Composite Fibers	35.2%	34.4%
Advanced Airlaid Material	17.9	16.2
Specialty Papers	46.9	49.4
Total	100.0%	100.0%

Net sales totaled $405.8 million and $387.3 million in the second quarters of 2018 and 2017, respectively. Higher selling prices and favorable currency translation favorably impacted the comparison by $7.5 million and $10.7 million, respectively.

Composite Fibers’ net sales increased $9.8 million, or 7.4%, primarily due to $1.5 million from higher selling prices and $7.8 million of favorable currency translation, partially offset by lower shipping volumes.

Composite Fibers’ second quarter of 2018 operating income decreased to $13.2 million, a decrease of $1.5 million compared to the year ago quarter.  Operating results were adversely impacted by $4.3 million of higher input costs, primarily due to significantly higher woodpulp prices, which were partially offset by efficient operations.  Currency translation favorably impacted results by $0.4 million. The primary drivers are summarized in the following chart:

Advanced Airlaid Materials’ net sales increased $10.0 million in the quarter-over-quarter comparison.  Shipping volumes increased 5.9% primarily due to continued growth of personal hygiene and wipes products and currency translation was favorable $3.0 million.

Advanced Airlaid Materials’ operating income totaled $7.6 million compared with $7.5 million in the second quarter of 2017. The second-quarter 2018 operating income was impacted by $0.9 million of depreciation expense related to the investment in the Fort Smith facility. The primary drivers are summarized in the following chart:

Specialty Papers’ net sales decreased $1.3 million, or 0.7%, as a $4.2 million increase in selling prices was more than offset by a 6.0% decline in shipping volumes related to a paper machine shutdown in the third quarter of 2017.

Specialty Papers’ operating loss totaled $20.9 million in the second quarter of 2018, compared with a loss of $13.5 million in the same period a year ago. Operating results reflect the cost of annual maintenance outages at the Chillicothe, OH and Spring Grove, PA facilities which adversely impacted

GLATFELTER

06.30.18 Form 10-Q

results by $29.0 million compared to $22.9 million in the second quarter 2017.  In addition, this quarter’s results were adversely impacted by a $6.1 million increase in raw material and energy costs, particularly purchased pulp. The primary drivers are summarized in the following chart:

We sell excess power generated by the Spring Grove, PA facility. The following table summarizes this activity for the second quarters of 2018 and 2017:

	Three months ended June 30
In thousands	2018	2017	Change
Energy sales	$662	$787	$(125)
Costs to produce	(555)	(929)	374
Net	107	(142)	249
Renewable energy credits	837	1,123	(286)
Total	$944	$981	$(37)

Other and Unallocated The amount of net operating expenses not allocated to a business unit and reported as “Other and Unallocated” in our table of Business Unit Performance totaled $9.4 million in the second quarter of 2018 compared with $10.5 million in the second quarter of 2017. The decrease in Other and Unallocated expenses excluding the impact of gains from timberland sales in 2018, primarily related to the completion in 2017 of cost optimization actions, the Specialty Papers environmental compliance projects and lower costs related to Advanced Airlaid Materials capacity expansion.

Pension Expense The following table summarizes the amounts of pension expense recognized for the periods indicated:

	Three months ended June 30
In thousands	2018	2017	Change
Recorded as:
Costs of products sold	$2,157	$2,075	$82
SG&A expense	590	574	16
Non Operating Expense	(792)	(658)	(134)
Total	$1,955	$1,991	$(36)

Income taxes In the second quarter of 2018, the Company recorded an income tax benefit of $8.0 million on a pre-tax loss of $15.4 million including, a $3.1 million investment tax credit.  In the second quarter of 2017 we recorded $0.4 million of income tax benefits on a pre-tax loss of $6.1 million reflecting the adverse impact of changes to our valuation allowances recorded against U.S. deferred tax assets.

Foreign Currency The table below summarizes the translation impact on reported results that changes in currency exchange rates had on our non-U.S. based operations from the conversion of these operation’s results for the second quarter of 2018.

In thousands	Three months ended June 30, 2018
Favorable (unfavorable)
Net sales	$10,703
Costs of products sold	(9,998)
SG&A expenses	(872)
Income taxes and other	174
Net income	$7

The above table only presents the financial reporting impact of foreign currency translations assuming currency exchange rates in 2018 were the same as 2017. It does not present the impact of certain competitive advantages or disadvantages of operating or competing in multi-currency markets.

LIQUIDITY AND CAPITAL RESOURCES

Our business is capital intensive and requires significant expenditures for new or enhanced equipment, to support our research and development efforts, for environmental compliance matters and to support our business strategy. In addition, we have mandatory debt service requirements of both principal and interest. The following table summarizes cash flow information for each of the periods presented:

	Six months ended June 30
In thousands	2018	2017
Cash and cash equivalents at
beginning of period	$116,219	$55,444
Cash provided (used) by
Operating activities	37	28,764
Investing activities	(34,628)	(70,964)
Financing activities	28,790	52,466
Effect of exchange rate
changes on cash	(3,230)	3,732
Net cash provided (used)	(9,031)	13,998
Cash and cash equivalents at
end of period	$107,188	$69,442

At June 30, 2018, we had $107.2 million in cash and cash equivalents held by both domestic and foreign subsidiaries. Unremitted earnings of our foreign subsidiaries as of January 1, 2018 and forward are deemed to be indefinitely reinvested and therefore no U.S. tax liability is reflected in the accompanying condensed consolidated financial statements.

GLATFELTER

06.30.18 Form 10-Q

Substantially all of our cash and cash equivalents is held by our foreign subsidiaries but could be repatriated without incurring a significant amount of additional taxes.

Cash provided by operating activities was essentially break even in the first six months of 2018 compared with $28.8 million in the same period a year ago largely due to an increase in working capital, primarily related to an increase in inventory, and lower operating profits.

Net cash used by investing activities decreased by $36.4 million in the year-over-year comparison due to lower capital expenditures primarily driven by the completion of the Specialty Papers environmental compliance project in 2017 and the airlaid capacity expansion. Capital expenditures are expected to total between $60 million and $62 million for 2018.

Net cash provided by financing activities totaled $28.8 million in the first six months of 2018 compared with $52.5 million in the same period of 2017. The decrease in cash provided by financing activities primarily reflects lower borrowings under our credit agreement in 2018 due to the completion of the major capital programs for the environmental compliance and capacity expansion.

The following table sets forth our outstanding long-term indebtedness:

	June 30	December 31
In thousands	2018	2017
Revolving credit facility, due Mar. 2020	$217,860	$171,200
5.375% Notes, due Oct. 2020	250,000	250,000
2.40% Term Loan, due Jun. 2022	6,661	7,710
2.05% Term Loan, due Mar. 2023	29,556	33,607
1.30% Term Loan, due Jun. 2023	8,327	9,423
1.55% Term Loan, due Sep. 2025	10,356	11,390
Total long-term debt	522,760	483,330
Less current portion	(10,982)	(11,298)
Unamortized deferred issuance costs	(1,601)	(1,934)
Long-term debt, net of current portion	$510,177	$470,098

Our revolving credit facility contains a number of customary compliance covenants, the most restrictive of which is a maximum leverage ratio of 3.5x. As of June 30, 2018, the leverage ratio, as calculated in accordance with the definition in our amended credit agreement, was 3.1x, within the limits set forth in our credit agreement. Based on our expectations of future results of operations and capital needs, we do not believe the debt covenants will impact our operations or limit our ability to undertake financings that may be necessary to meet our capital needs.

The 5.375% Notes contain cross default provisions that could result in all such notes becoming due and payable in the event of a failure to repay debt outstanding under the credit agreement at maturity, or a default under the credit agreement that accelerates the debt outstanding thereunder. As of June 30, 2018, we met all of the requirements of our debt covenants. The significant terms of the debt instruments are more fully discussed in Item 1 - Financial Statements – Note 13.

Financing activities include cash used for common stock dividends. In the first six months of 2018, we used $11.4 million of cash for dividends on our common stock compared with $11.1 million in the same period of 2017. Our Board of Directors determines what, if any, dividends will be paid to our shareholders. Dividend payment decisions are based upon then-existing factors and conditions and, therefore, historical trends of dividend payments are not necessarily indicative of future payments.

We are subject to various federal, state and local laws and regulations intended to protect the environment as well as human health and safety. At various times, we have incurred significant costs to comply with these regulations and we could incur additional costs as new regulations are developed or regulatory priorities change.

As more fully discussed in Item 1 - Financial Statements – Note 16 – Commitments, Contingencies and Legal Proceedings (“Note 16”), we are involved in the Lower Fox River in Wisconsin (the “Fox River”), an EPA Superfund site for which we remain potentially liable for certain response costs and long-term monitoring and maintenance related matters. Based on the recent developments more fully discussed in Note 16, it is conceivable the resolution of this matter may require us to spend in excess of $26 million in 2018. Although we are unable to determine with any degree of certainty the amount we may be required to spend, the recent developments provide greater clarity to the extent of such amounts.

We expect to meet all of our near and long-term cash needs from a combination of operating cash flow, cash and cash equivalents, our existing credit facility and other long-term debt. However, as discussed in Note 16, an unfavorable outcome of the Fox River matters could have a material adverse impact on our consolidated financial position, liquidity and/or results of operations.

Off-Balance-Sheet Arrangements As of June 30, 2018 and December 31, 2017, we had not entered into any off-balance-sheet arrangements. Financial derivative instruments, to which we are a party, and guarantees of indebtedness, which solely consist of obligations of subsidiaries, are reflected in the condensed consolidated balance sheets included herein in Item 1 – Financial Statements.

Outlook Composite Fibers’ shipping volumes in the third quarter of 2018 are expected to be approximately 8% higher than the second quarter.  Selling prices as well as raw material and energy prices are expected to increase slightly.

Advanced Airlaid Materials’ shipping volumes in the third quarter of 2018 are expected to be in-line with the second quarter of 2018 and selling, raw material and energy prices are expected to increase slightly.  For the full-year 2018, we

GLATFELTER

06.30.18 Form 10-Q

anticipate shipping volumes to be 6% to 8% higher than 2017 as the ramp up of new volumes has been delayed slightly by qualification processes. We anticipate taking downtime in the third quarter to align supply with demand, resulting in an adverse impact to operating income of approximately $1 million.

Specialty Papers’ shipping volumes in the third quarter are expected to be 8% higher than the second quarter of 2018.  Average selling prices are expected to increase by approximately $20 per ton and we expect raw material and energy prices to increase slightly.

Consolidated capital expenditures for the year are expected to be between $60 million and $62 million.

The effective tax rate on adjusted earnings is expected to be approximately 35% in the second half of 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

	Year Ended December 31					June 30, 2018
Dollars in thousands	2018	2019	2020	2021	2022	Carrying Value	Fair Value
Long-term debt
Average principal outstanding
At fixed interest rates – Bond	$250,000	$250,000	$197,917	$—	$—	$250,000	$252,375
At fixed interest rates – Term Loans	52,155	43,920	32,937	21,956	11,600	54,900	55,470
At variable interest rates	217,860	217,860	45,388	—	—	217,860	217,860
						$522,760	$525,705
Weighted-average interest rate
On fixed rate debt – Bond	5.375%	5.375%	5.375%	—	—
On fixed rate debt – Term Loans	1.89%	1.87%	1.85%	1.82%	1.77%
On variable rate debt	3.56%	3.56%	3.56%	—	—

The table above presents the average principal outstanding and related interest rates for the next five years for debt outstanding as of June 30, 2018. Fair values included herein have been determined based upon rates currently available to us for debt with similar terms and remaining maturities.

Our market risk exposure primarily results from changes in interest rates and currency exchange rates. At June 30, 2018, we had $521.2 million of long-term debt, net of unamortized debt issuance costs, of which 41.8% was at variable interest rates. Variable-rate debt outstanding represents borrowings under our revolving credit agreement that accrues interest based on LIBOR plus a margin. At June 30, 2018, the interest rate paid was approximately 3.56%. A hypothetical 100 basis point increase or decrease in the interest rate on variable rate debt would increase or decrease annual interest expense by $2.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures Our chief executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018, have concluded that, as of the evaluation date, our disclosure controls and procedures are effective.

Changes in Internal Controls There were no changes in our internal control over financial reporting during the three months ended June 30, 2018, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

GLATFELTER

06.30.18 Form 10-Q

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

July 31, 2018

	By	/s/ David C. Elder
David C. Elder
Vice President, Finance

GLATFELTER

06.30.18 Form 10-Q